Form 10-K405
LDDS COMMUNICATIONS INC /GA/
filed 1995-03-30
CIK 723527

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X  ]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
                  For the fiscal year ended December 31, 1994
                                      OR
[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
       For the transition period from _____________ to _________________

                         Commission File Number 0-11258
                             --------------------
                           LDDS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)
                             --------------------

                         Georgia                                                 58-1521612
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

       515 East Amite Street, Jackson, Mississippi                               39201-2702
        (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:  (601) 360-8600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).
                            Yes   X       No
                                 ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1995 was:

                Common Stock, $.01 par value:  $ 3,239,450,426
    Series 2 6.50% Cumulative Senior Perpetual Convertible Preferred Stock:
                                 $105,033,496

There were 160,886,966 shares of the registrant's Common Stock outstanding as of March 17, 1995.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            Yes   X       No
                                 ---          ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's 1995 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1994, are incorporated by reference into Part III.

================================================================================

                                    GLOSSARY

ACCESS CHARGES -- Expenses incurred by an IXC and paid to LECs for accessing the local networks of the LECs in order to originate and terminate long distance calls.

AT&T -- AT&T COMMUNICATIONS, INC. -- An IXC wholly owned by American Telephone and Telegraph Company which provides interexchange services and facilities on a nationwide and international basis.

AT&T DIVESTITURE DECREE -- Entered on August 24, 1982, by the United States District Court for the District of Columbia. The AT&T Divestiture Decree, among other things, ordered AT&T to divest its wholly owned BOCs from its Long Lines Division and manufacturing operations and generally prohibited BOCs from providing long distance telephone service between LATAs.

BOC -- BELL SYSTEM OPERATING COMPANY -- A local exchange carrier owned by any of the seven Regional Bell Operating Companies, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

EQUAL ACCESS -- Connection provided by a LEC permitting a customer to be automatically connected to the IXC of the customer's choice when the customer dials "1".

FCC -- Federal Communications Commission.

INBOUND "800" SERVICE -- A service that assesses long distance telephone charges to the called party.

IXC -- INTEREXCHANGE CARRIER -- A long distance carrier providing services between local exchanges.

LATAS -- LOCAL ACCESS AND TRANSPORT AREAS -- The approximately 200 geographic areas defined pursuant to the AT&T Divestiture Decree between which the BOCs are generally prohibited from providing long distance service.

LEC -- LOCAL EXCHANGE CARRIER -- A company providing local telephone services. Each BOC is a LEC.

LINE COSTS -- Primarily includes the sum of access charges and transport charges.

LOCAL EXCHANGE -- A geographic area generally determined by a PUC, in which calls generally are transmitted without toll charges to the calling or called party.

MCI -- MCI TELECOMMUNICATIONS CORPORATION -- An IXC which provides interexchange services on a nationwide and international basis.

NETWORK SWITCHING CENTER -- A location where installed switching equipment routes long distance calls and records information with respect to calls such as the length of the call and the telephone numbers of the calling and called parties.

                                    GLOSSARY
                                  (Continued)

OSP -- OPERATOR SERVICE PROVIDER -- Any common carrier or other person providing any automatic or live assistance to a consumer to arrange for billing or completion, or both, of a telephone call initiated from an aggregator location, other than by means of automatic completion of the call with billing to the originating telephone or completion through an access code used by the consumer with billing to a previously established account.

PTT - POST TELEPHONE AND TELEGRAPH ADMINISTRATION -- The PTTs, usually controlled by their governments, provide telephone and telecommunications services in most foreign countries.

PUC -- PUBLIC UTILITY COMMISSION -- A state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company in many of its state jurisdictions (sometimes referred to as Public Service Commissions, or PSCs).

RBOC -- REGIONAL BELL OPERATING COMPANY -- Any of seven regional Bell holding companies which the AT&T Divestiture Decree established to serve as parent companies for the BOCs.

SPRINT -- SPRINT CORPORATION - An IXC which provides interexchange services on a nationwide and international basis.

SUBSCRIBERS -- Commercial and residential customers for which an IXC provides direct dial long distance telephone service. For operator assisted long distance telephone service, "Subscribers" refer to owners of pay telephones, owners of premises on which pay telephones are located, and multi-telephone facilities such as hotels and hospitals with which an OSP contracts to process and transmit operator assisted long distance telephone calls.

TARIFF -- The schedule of rates and regulations set by communications common carriers and filed with the appropriate federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the Subscriber or user and the supplier or carrier.

TRANSPORT CHARGES -- Expenses paid to facilities-based carriers for transmission of calls between or within LATAs.

                               TABLE OF CONTENTS

                                     PART I

                                                                                                                Page
                                                                                                                ----
Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .      15


                                                           PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters  . . . . . . . . . . .      16
Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
Item 7.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20
Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . .      28
Item 9.      Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28


                                                           PART III

Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .      30
Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
Item 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .      30
Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .      30


                                                           PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . . . . .      31

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     E-1


                                     PART I

ITEM 1.          BUSINESS

GENERAL

LDDS Communications, Inc., a Georgia corporation ("LDDS" or the "Company"), is one of the four largest long distance telecommunications companies in the United States based on 1993 revenues. The Company provides long distance telecommunications services through its network of fiber optic cables, digital microwave and fixed and transportable satellite earth stations to business and residential customers, with service to points throughout the nation and is a full service provider of international telecommunications services as well as specialized broadcasting services. The products and services provided by LDDS include: switched and dedicated long distance products, 800 services, calling cards, operator services, private lines, frame relays, debit cards, conference calling, advanced billing systems, facsimile and data connections, television and radio transmission and mobile satellite communications.

LDDS was organized in 1983. Its operations have grown as a result of management's emphasis on a four-point growth strategy, which includes internal growth, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares, and international expansion. On September 15, 1993, a three-way merger occurred whereby (i) Metromedia Communications Corporation, a Delaware corporation ("MCC"), merged with and into Resurgens Communications Group, Inc., a Georgia corporation ("Resurgens"), and (ii) LDDS Communications, Inc., a Tennessee corporation ("LDDS-TN"), merged with and into Resurgens (the "Prior Mergers").

At the time of the Prior Mergers, the name of Resurgens, the legal survivor, was changed to LDDS Communications, Inc. and the separate corporate existences of LDDS-TN and MCC terminated. For accounting purposes, however, LDDS-TN was the survivor because the former shareholders of LDDS-TN acquired majority ownership of LDDS. Accordingly, unless otherwise indicated, all historical information presented herein reflects the operations of LDDS-TN. Information in this document has also been revised to reflect the stock splits of the Company's common stock. See Note 1 of Notes to Consolidated Financial Statements.

BUSINESS COMBINATIONS

The Company's continued emphasis on acquisitions has taken the Company from a small regional long distance carrier to one of the largest long distance telecommunications companies in the industry, serving customers domestically and internationally.

On January 5, 1995, LDDS completed the acquisition of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc. ("Williams"), for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities. The WilTel Acquisition was effected pursuant to a Stock Purchase Agreement dated as of August 22, 1994, by and among LDDS, Williams and WTG Holdings, Inc. The WilTel Acquisition is being accounted for as a purchase for financial reporting purposes. The funds paid to Williams were obtained by LDDS under a new credit facility entered into on December 21, 1994. See Note 4 of Notes to Consolidated Financial Statements.

On December 30, 1994, LDDS, through a wholly owned subsidiary, merged with IDB Communications Group, Inc., a Delaware corporation ("IDB"). IDB operates a domestic and international communications network providing international and private line and public switched long distance telecommunications services, facsimile and data connections, television and radio transmission services and mobile satellite communications capabilities. As a result of this merger (the "IDB Merger"), each share of common stock of IDB was converted into the right to receive 0.476879 shares of LDDS common stock (the "Common Stock") resulting in the issuance of approximately 35,881,000 shares of Common Stock. In addition, LDDS assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. The IDB Merger was accounted for as a pooling-of-interests and accordingly, the LDDS financial statements for the periods prior to the IDB Merger have been restated to include the results of IDB for all periods presented.

In 1993, upon effectiveness of the Prior Mergers, each share of the outstanding common stock of LDDS-TN was converted into the right to receive 0.9595 shares of Common Stock. The 500,000 shares of LDDS-TN Series B 6.5% Cumulative Senior Perpetual Convertible Preferred Stock outstanding were converted into 2,000,000 shares of LDDS Series 2 6.5% Cumulative Senior Perpetual Convertible Preferred Stock having a liquidation value of $25 per share and a conversion price of
$11.81171 per share (the "Series 2 Preferred Stock").   As a result of the
consummation of the Prior Mergers, Metromedia Company ("Metromedia"), the sole stockholder of MCC, received 2,758,620 shares of the Common Stock, 10,896,785 shares of LDDS Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock having a liquidation value of $50 per share and a conversion price of $24.9046875 per share (the "Series 1 Preferred Stock"), warrants to purchase 5,000,400 shares of the Common Stock at an average price of $8.35 per share, and $150.0 million in cash. The common stock of Resurgens was unchanged in the Prior Mergers.

On December 4, 1992, LDDS-TN, through a wholly owned subsidiary, merged with Advanced Telecommunications Corporation ("ATC"). As a result of this merger (the "ATC Merger"), each share of common stock of ATC was converted into the right to receive 0.83 shares of common stock of LDDS-TN. The ATC Merger was accounted for under the pooling-of-interests method.

The following table sets forth certain data concerning the Company's acquisitions, during the past five years, of companies with annual revenues exceeding $50.0 million, other than the WilTel Acquisition, the IDB Merger and the ATC Merger.

                                                                                     Revenues for Fiscal Year
                                                                                      Preceding Acquisition
                       Name                               Acquisition Date                (In thousands)
                       ----                               ----------------               ----------------
 MidAmerican Communications Corporation                   July 1991                         $  75,924

 AmeriCall and First Phone ("AmeriCall")                  February 1992                        65,028
 World Communications, Inc. ("WorldCom")                  December 1992                        90,602

 Dial-Net, Inc. ("Dial-Net")                              March 1993                           69,328

 Metromedia Communications Corporation                    September 1993                      368,532

 Resurgens Communications Group, Inc.                     September 1993                      151,963
 TRT Communications, Inc. ("TRT")                         September 1993                      175,057

In addition to the acquisitions reflected in the above table, LDDS and its predecessors have completed a number of other acquisitions involving companies each with annual revenues of less than $50.0 million.

COMPANY STRATEGY

The Company follows a four-point growth strategy, consisting of internal growth, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares and international expansion.

A decentralized management system allows regional managers responsibility and authority for the development of area customers. Regional management directs resources toward attracting new accounts as well as expanding product usage by current customers.

A predominant share of the Company's total revenues is derived from commercial customers. Commercial customers typically use higher volumes of telecommunications services than residential customers and concentrate that usage on weekdays during business hours when rates are highest. Consequently, commercial customers, on average, generate higher revenues per account than residential customers.


The Company anticipates that it will continue to experience growth both internally and through selective acquisitions. During 1995, the Company will complete the assimilation of recent acquisitions and will also continue to pursue new services and the expansion of present product lines. The Company's management continues to explore opportunities for further acquisitions within its existing service areas as well as international markets.

SERVICES

GENERAL. The Company is one of the largest U.S. based long distance telecommunications companies in the industry, based on revenues, and serves its customers domestically and internationally. The products and services provided by the Company include switched and dedicated long distance products, 800 services, calling cards, operator services, private lines, frame relays, debit cards, conference calling, advanced billing systems, facsimile and data connections, television and radio transmission and mobile satellite communications.

DOMESTIC LONG DISTANCE. There are several ways in which a customer can access the Company's network. In areas where equal access has been made available, a customer who has selected the Company as its IXC can utilize the Company's network for inter-LATA long distance calls through "one plus" dialing of the desired call destination. Equal access customers can access the Company's network only for inter-LATA long distance calls, because under equal access, all intra-LATA calls are routed through the LEC.

Customers in areas without equal access or customers in equal access areas who do not select the Company as their IXC can utilize the Company's network for all their long distance calls through three methods of "dial-up access." They can dial a local telephone number to access the Company's computerized switching equipment and then enter a personal authorization code and the area code and telephone number of the desired call destination. Alternatively, customers can access the Company's network by using its automatic dialers, which eliminate the need for the customer to dial the local access number and personal authorization code, effectively giving the customer "one plus" dialing. Customers may also access the Company's network by dialing 10 plus the three digit Carrier Identification Number belonging to the Company and the area code and telephone number of the desired call location. Regardless of the method used, dial-up customers can access the Company's network for all of their long distance calls, both intra-LATA and inter-LATA.

High-volume customers can access the LDDS network through the use of high-capacity dedicated circuits.

The Company provides each of its customers a detailed monthly call report and invoice for services setting forth the date, number called, duration of call and time and charges for each call. The Company also offers specialized billing services which include a variety of custom features, including account coding which permits identification of long distance calls in a single account by caller or project.

Customer bills are primarily prepared by Electronic Data Systems Corporation ("EDS"), through a facilities management agreement under which EDS performs most of the Company's data processing functions. See Note 6 of Notes to Consolidated Financial Statements.

INTERNATIONAL LONG DISTANCE. The Company offers international private line and public switched long distance telecommunications services to government and commercial organizations worldwide.

The Company has over 200 operating agreements in foreign countries, thereby making the Company a leading participant in the international telecommunications market.

Through these operating agreements, international long distance traffic is both
delivered and received.   Under these agreements, foreign carriers are
obligated to adhere to the policy of the FCC whereby traffic from the foreign country is routed to international carriers of which the Company is one, in the same proportion as traffic carried into the foreign country.

The Company provides permanent and temporary domestic and international private line services to customers for a number of applications. These applications generally involve establishing private, international point-to-point communications links for customers who need special services, such as heavy data and voice usage, lower cost and greater security. The Company has private line operating agreements with 160 foreign countries and is the carrier for many of the world's most critical communications links, including the Washington-Moscow hotline, the nuclear risk reduction circuit and launch control circuits for the NASA Space Program. The Company also provides international private line services for a range of financial, airline, commercial and governmental communications networks.

The Company also offers public switched international telecommunications services worldwide and provides direct services to 59 foreign countries. The Company sells telecommunications services to both corporate customers and to domestic long distance carriers that lack transmission facilities to locations served by the Company or need more transmission capacity. Accessing the Company's international switching center via permanent domestic connections or via dial-up access code, customers can make international telephone calls.

Such operations are subject to certain risks such as changes in foreign government regulations and telecommunications standards, licensing requirements, tariffs or taxes and other trade barriers and political and economic instability. In addition, the Company's revenues and costs of sales are sensitive to changes in international settlement rates.

OTHER SERVICES. LDDS provides its billing and collection and operator services to other IXCs. Due to the time and expense associated with the negotiation of billing and collection agreements, many IXCs choose not to establish operator services or to obtain billing and collection agreements. Using LDDS' operator services enables IXCs to retain revenues by carrying operator assisted traffic over their own networks.

In addition, the Company offers a broad range of related services which enhance customer convenience, add value and provide additional revenue sources. Advanced "800" service offers features for caller and customer convenience, including a variety of call routing and call blocking options, customer reconfiguration, termination overflow to switched or dedicated lines, Dialed Number Identification Service (DNIS) and real-time Automatic Number Identification (ANI), and flexible after-hours call handling services. The Company's OnLine travel card offers worldwide calling services, caller-friendly voice mail with message waiting signal, message storage and delivery, conference calling, personal greetings, speed dialing, customer deactivation and reactivation of cards, customer card and private-label card options.

The Company through its broadcast operations, provides radio and television broadcast transmission services for major network, cable, syndication, pay-per-view, sports and special event programmers. Services are provided domestically and internationally on a full-time or occasional-use basis using C-band and Ku-band technology, and include uplink and downlink services, tape playback, scrambling and resale of satellite transponder time. The Company also provides point-to-multipoint transmissions, or program distribution, in which, for example, the Company transmits a data signal to a network of small antennas or transmits the radio or television programming of a network or program syndicator to its affiliated stations. For point-to-multipoint transmission, satellites generally are superior to other technologies because they disperse a signal throughout a large geographic area for cost- effective transmission. Satellites also permit signal transmission from remote sites where no other communications facilities are available and are used particularly for television signals that cannot be transmitted through conventional phone lines. Although the Company offers the aforementioned broadcast services, such services are not a part of the Company's core business operations. Accordingly, subsequent to December 31, 1994, the Company sold its simulcasting operations and entered into an agreement to outsource the management of the remaining broadcast operations.

The Company also designs, installs and integrates "turnkey" transmission facilities and communications networks primarily for international customers. Services provided include fixed customer premise earth stations, network management systems, system integration consulting and project management.

TRANSMISSION FACILITIES

Domestically, the Company owns a 1,300 mile digital fiber optic network serving Florida and Georgia, a 45 tower, 400 mile digital microwave network in Texas and a 127 tower, 2,678 mile digital microwave network which runs from New York City to Houston, with extensions to Dallas and Pittsburgh. In January 1995, the Company acquired through the purchase of WilTel, a network of approximately 11,000 miles of fiber optic cable and digital microwave facilities with access to approximately 30,000 miles of additional fiber optic network through lease agreements with other carriers. The new combined network, consisting of more than 15,000 miles of fiber optic cable and microwave equipment with access to an additional 40,000 miles of fiber optic network through lease agreements with other carriers, is one of the four nationwide fiber optic networks in the country.

Internationally, the Company owns fiber optic facilities on most major international cable systems in the Pacific and Atlantic Ocean regions, providing fiber optic cable connections between the United States and the Pacific Rim and the United States and Europe. LDDS also owns fiber optic cable for services to the former Soviet Union and to Latin America.

Additionally, the Company owns 22 international gateway earth stations and approximately 50 domestic earth stations, which enable LDDS to provide radio, television, private line and public switched telecommunications services to and from locations throughout the world. LDDS also owns fixed earth stations located in 33 metropolitan areas, including seven international gateway earth stations in San Francisco and Washington D.C., which serve as central collection points for domestic traffic and connect the network with international satellites.

The Company's ability to generate profits is largely dependent upon its ability to optimize the different types of transmission facilities used to process and complete calls. These facilities are complemented by a highly efficient least cost routing plan which is accomplished through state-of-the-art digital switching technology and dynamic network routing software. Calls can be routed over fixed cost transmission facilities or variable cost transmission facilities. Fixed cost facilities, including the Company's owned networks are typically most cost effective for routes that carry high volumes of traffic. The Company's expansion has been to contiguous geographic areas which has enabled the Company to concentrate a significant portion of its traffic over fixed cost transmission facilities and thereby achieve an overall lower network cost. In addition, a variety of lease agreements for fixed and variable cost (usage sensitive) services ensure maximum diversity in processing calls.

NETWORK SWITCHING

The Company owns or leases computerized network switching equipment that routes all of its customers' long distance calls. The Company presently maintains approximately 50 digital switching centers. The Company's state-of-the-art digital switching equipment is fully interconnected with digital transmission lines. The Company has upgraded its entire network with the addition of SS7 common channel signalling, which increases efficiencies by eliminating connect time delays and provides "look ahead" routing. In addition to networking, the Company's switching equipment verifies customers' pre-assigned authorization codes, records billing data and monitors system quality and performance.

In addition to the switching centers, the Company has a number of other offices which are known as points of presence. These points of presence allow the Company to concentrate customers' traffic at locations where the Company has not installed switching equipment. The traffic is carried to switching centers over the Company's digital transmission network.

RATES AND CHARGES

LONG DISTANCE. The Company charges customers on the basis of minutes or partial minutes of usage at rates that vary with the distance, duration and time of day of the call. The rates charged are not affected by the particular transmission facilities selected by the Company's network switching centers for transmission of the call. Additional discounts are available to customers who generate higher volumes of monthly usage.

Domestic business services are billed in six-second increments; others are billed in partial minutes rounded to the next minute. Long distance services are billed in arrears, with monthly billing statements itemizing date, time, duration and charges; private line services are billed monthly in advance, with the invoice indicating the number of circuits and applicable rates.

The Company's rates are generally designed to be competitive with those charged by other long distance carriers. The rates offered by the Company may be adjusted in the future if other IXCs continue to adjust their rates.

OPERATOR ASSISTED LONG DISTANCE. The Company has billing and collection services agreements with each of the RBOCs and BOCs, as well as all major independent telephone companies, under which these companies bill the callers for operator assisted telephone calls processed and transmitted by the Company. Since January 1990, the Company has maintained access through a third party to the billing validation data bases of credit card issuers, the RBOCs and certain LECs. These data bases enable the Company to verify the validity of charge cards used by callers to pay for operator assisted long distance telephone calls. Validation reduces the Company's unbillable and uncollectible call expense because the operator can verify the validity of credit card numbers and collect or third party billing instructions before transmitting the call, which saves network expenses.

MARKETING AND SALES

LDDS markets its long distance services primarily through a direct sales force of approximately 1,700 employees worldwide which are targeted at specific geographic markets. LDDS markets its operator assisted services through telemarkets and trade shows. LDDS' sales force also provides advanced sales specialization for the data and international marketplaces, including domestic and international private line services.

In each of its geographic markets, the Company employs full service support teams that provide its customers with prompt and personal attention. A customer service representative is assigned to each customer account whose monthly business exceeds $750. With offices nationwide, LDDS' localized management, sales and customer support are designed to engender a high degree of customer loyalty and service quality.

COMPETITION

The Company faces intense competition in providing long distance telecommunications services. Domestically, LDDS competes for interLATA services with other national and regional IXCs, including AT&T, MCI and Sprint; with respect to intraLATA long distance services, with AT&T, MCI, Sprint, the LECs and other IXCs, where permissible; and with respect to operator service, with AT&T and other operator service providers. Internationally, the Company competes for services with other IXCs, including AT&T, MCI and Sprint. Certain of these companies have substantially greater market share and financial resources than LDDS, and some of them are the source of communications capacity used by LDDS to provide its own services.

For most of the Company's communications services, the factors critical to a customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and, in some cases, geography and network size. LDDS' objective is to be one of the most responsive service providers, particularly when providing customized communications services. LDDS' array of communications facilities and international relationships, together with its extensive engineering and operations capability, provide LDDS with considerable flexibility in tailoring cost-effective communications services to meet its customers' requirements. This network allows LDDS to implement complex permanent and temporary communications circuits to and from virtually any location in the world. LDDS relies on its decentralized management structure and the local orientation of its operations and personnel to distinguish itself from larger, less personalized operations. In addition, LDDS' understanding of international telecommunications technical and regulatory issues has often allowed LDDS to provide prompt solutions to the diverse communications needs of multinational corporations, government entities and other organizations.

LDDS expects to encounter continued competition from major domestic and international communications companies, including AT&T, MCI and Sprint. In addition, the Company may be subject to additional competition due to the development of new technologies. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

REGULATION

The Company operates in a highly regulated industry. The FCC regulates international communications services and interstate telephone service, and certain states, through the appropriate regulatory agency, regulate intrastate telephone service. In addition, the Company is subject to regulation in various foreign countries in connection with certain overseas business activities.

The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. There can be no assurance that future regulatory changes will not have a material adverse impact on LDDS. Recent developments include, without limitation, consideration by Congress of legislation that would modify the AT&T Divestiture Decree restrictions on the provision of long distance services by the BOCs between LATAs as defined in the AT&T Divestiture Decree, consideration by the Justice Department and courts of related BOC requests for waiver of the AT&T Divestiture Decree to permit them to provide significant interLATA services (such as service outside their respective regions, to mobile customers, and in other circumstances) or for the elimination of the AT&T Divestiture Decree altogether; FCC and PUC action changing access rates charged by LECs and making other related changes to access and interconnection policies, certain of which could have adverse consequences for the Company; related FCC and state regulatory proceedings considering additional deregulation of LEC access pricing; a pending FCC rulemaking on "billed party preference" that could affect

LDDS' provision of operator services; and various legislative and regulatory proceedings that would result in new local exchange competition.

FCC REGULATION. As a non-dominant IXC, the Company is not required to obtain a certificate of public convenience and necessity from the FCC for its domestic interexchange services. The FCC retains general regulatory jurisdiction over the sale of interstate telecommunications services by IXCs, including the requirement that calls be charged on a nondiscriminatory, just and reasonable basis. Until recently, the FCC did not require the Company to file tariffs.
In mid-1993, pursuant to appellate court decisions overturning its forbearance policy, the FCC adopted rules that required nondominant IXCs to file tariffs containing either actual rates or a reasonable range of rates. The Company filed tariffs that on a service specific basis contained either actual rates or a range of rates. In early 1995, an appellate court held that tariffs could only contain actual rates, and vacated the FCC's rules authorizing range of rate filings. The Company is in the process of making tariff modifications to specify actual rates for its services. The Company does not believe that the requirement of specifying actual rates in its tariffs with respect to the sale of interstate telecommunications services will have a material adverse effect on the Company's consolidated results of operations or financial position.

The Company, or one of its operating subsidiaries, could be subject to complaints seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to be injured by the Company's past practices that relied upon the FCC's tariff filing policies and rules.
One such complaint has been filed by AT&T against WilTel, Inc. (now known as WorldCom Network Services, Inc.). At this time, the Company cannot predict either the likelihood of the filing of other such complaints or the likelihood that such complainants would prevail in any complaint proceeding. (See "Item 3
- Legal Proceedings; Regulatory Matters.")

Transmissions from earth stations to all satellites, transmissions from microwave and other transmitters, reception from international satellites, and transmission of international traffic by any means, including operator assisted long distance service, satellite and undersea cable, must be pursuant to license or other authorizations issued by the FCC. The Company, or an affiliate of the Company, has operating authority or has made other suitable arrangements to transmit and/or receive signals from all locations where it currently offers satellite transmission and/or reception service.

Although the Company has never had a license application denied by the FCC, there can be no assurance that it will receive all authorizations or licenses necessary for new communications services or that delays in the licensing process will not adversely affect the Company's business. LDDS monitors compliance with federal, state and local regulations governing the discharge and disposal of hazardous and environmentally sensitive materials, including the emission of electromagnetic radiation. LDDS believes that it is in compliance with such regulations, however, there can be no assurance that any such discharge, disposal or emission might not expose LDDS to claims or actions that could have a material adverse effect on the Company's consolidated results of operations or financial position.

In conjunction with its approval of the transfer of control of IDB to the Company, the FCC indicated that a protest filed by Comsat Corporation raised sufficient question that there might have been a prior unauthorized transfer of control of IDB Mobile Communications, Inc. ("IDB Mobile"), an affiliate of IDB, to Teleglobe Inc., a Canadian corporation ("Teleglobe"), for it to initiate an investigation into IDB and Teleglobe's ownership and control of IDB Mobile.
The Company is cooperating with the investigation. Although the Company cannot predict the outcome of the investigation, it believes that it will not result in a material adverse effect upon the Company's consolidated results of operations or financial position.

In October 1988, Judge Harold Greene, who oversees compliance with the AT&T Divestiture Decree, ordered the RBOCs to provide for equal access to the BOC owned pay telephone long distance markets. The opinion accompanying the federal court order mandating presubscription of public pay telephones envisions that presubscription will be an interim measure pending perfection of a technical system permitting all "0 plus" calls from public payphones to be automatically routed to the billed party's presubscribed OSP. If implemented, "billed party preference" could route some previously presubscribed public traffic away from the Company. However, the technical and economic barriers to implementation of a "billed party preference" system are such that the RBOCs have been unable and unwilling to effect its implementation to date. A rulemaking proceeding is currently being conducted by the FCC on "billed party preference" to determine whether such a system will be required or if appropriate alternatives to "billed party preference" exist. The Company cannot predict the outcome of this proceeding. The Company is unaware of any other regulatory proceedings related to operator services that could have a material adverse effect upon its consolidated results of operations or financial position.

STATE REGULATION. The Company's intrastate long distance telecommunications operations are subject to various state laws and regulations including, in many jurisdictions, certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers intrastate long distance services. In most of these jurisdictions the Company must also file and obtain prior regulatory approval of tariffs for its intrastate offerings. The Company provides intrastate services in 45 states. The Company has applied for a certificate of public convenience and necessity in three additional states. Upon grant of those applications, the Company will be authorized to provide intrastate services in each of the 48 contiguous states.

EMPLOYEES

As of March 17, 1995, the Company employed approximately 7,500 persons. Substantially all of the Company's employees are not represented by any labor union. Approximately 85 employees are part of a collective bargaining agreement which expires on October 31, 1995. The Company believes its relations with its employees are good.

ITEM 2.     PROPERTIES

The tangible assets of the Company include a substantial investment in telecommunications equipment. The aggregate value of the Company's transmission equipment and communications equipment, which include network switches and dialers, was $388.9 million and $372.0 million, respectively, at December 31, 1994. Approximately $295.0 million has been budgeted for telecommunications equipment purchases and other capital items in 1995 without regard to any future acquisitions.

Through the purchase of WilTel in January 1995, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities, giving it the fourth largest nationwide network. Through network sharing and lease agreements with other carriers, WilTel has access to approximately 30,000 miles of additional digital transmission network facilities. With a total network consisting of approximately 41,000 miles, WilTel reaches substantially all major cities in the continental United States.

The Company's rights-of-way for its fiber optic cable and 172 tower microwave transmission network are typically held under leases, easements, licenses or governmental permits. The Company leases various offices, warehouses, terminal sites, switch location sites and regeneration station sites. All other major equipment and physical facilities are owned in fee and are operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on or across properties owned by others.

WilTel has sold to independent entities and leased back its microwave system and its Kansas City to Los Angeles fiber optic system over primary lease terms ranging from 15 to 20 years. The leases have renewal options permitting WilTel to extend the leases for terms expiring during the years 2012 to 2019 and purchase options based upon the fair market value.

The Company attempts to structure its leases of space for its network switching centers with initial terms and renewal options so that the risk of switch relocation is minimized. The Company anticipates that prior to termination of any of the leases, it will be able to renew such leases or make other suitable arrangements.

LDDS believes that all of the Company's facilities and equipment are in good condition and are suitable for their intended purposes.


ITEM 3.     LEGAL PROCEEDINGS

SHAREHOLDER LITIGATION. On May 23, 1994, Deloitte & Touche LLP ("Deloitte") resigned as IDB's independent auditors. Deloitte has stated it resigned as a result of events surrounding the release and reporting of IDB's financial results for the first quarter of 1994. In submitting its resignation, Deloitte informed IDB management and the Audit Committee of the IDB Board of Directors that there had been a serious breakdown in IDB's process of identifying, analyzing and recording IDB's business transactions which prohibited Deloitte from the satisfactory completion of a quarterly review, and that Deloitte was no longer willing to rely on IDB management's representations regarding IDB's interim financial statements. IDB announced Deloitte's resignation on May 31, 1994. On June 24, 1994, upon the recommendation of the independent members of IDB's Audit Committee, IDB retained Arthur Andersen LLP as its new independent auditors.
On August 1, 1994, IDB announced that it would restate its reported financial results for the quarter ended March 31, 1994 to eliminate approximately $6.0 million of pre-tax income, approximately $5.0 million of which related to a sale of transponder capacity and approximately $1.0 million of which related to purchase accounting adjustments and on August 22, 1994, IDB filed Amendment No. 1 on Form 10-Q/A restating its 1994 first quarter results in order to eliminate previously recorded items. Certain of these items were among those as to which Deloitte had expressed disagreement. On November 21, 1994, IDB filed Form 10-Q/A amendments to its reported first and second quarter financial results making the previously announced changes and reflecting the effect of IDB's method of accounting for international long distance traffic, thereby reducing its first quarter net income from $0.12 per share, as originally reported, to $0.05 per share and, when combined with adjustments for income tax effects, increasing its second quarter net loss from $0.20 per share, as originally reported, to $0.27 per share.

A number of class action complaints (on behalf of persons who purchased certain IDB securities) and stockholder derivative actions (on behalf of IDB) were filed against IDB and its former directors and certain former officers of IDB and other parties. The U.S. District Court for the Central District of California ordered the class action complaints and one of the derivative actions consolidated and styled In re IDB Communications Group, Inc. Securities Litigation (Case No. CV-94-3618-RG (JGx)). An amended complaint was filed with the District Court on November 18, 1994 consolidating all of the class and derivative actions. IDB, certain of its former directors and officers and other parties are named as defendants in the consolidated complaint. The class action claims allege violations of federal and state securities laws and state corporate laws for disseminating allegedly false and misleading statements concerning IDB's earnings and accounting practices. The derivative claims allege that IDB's former officers and directors breached their fiduciary duties to IDB by trading on inside information, accepting bonuses based on false and inflated IDB financial results and exposing IDB to liability under the securities laws, and include claims for gross negligence and violation of the state corporate laws. Plaintiffs sought damages, restitution to IDB, injunctive relief, punitive damages, and costs and attorneys' fees.

IDB, LDDS and representatives of the plaintiffs in the foregoing litigation entered into a Stipulation of Settlement (the "Stipulation"). The Stipulation provides that all claims for the period April 27, 1992 through August 1, 1994, inclusive, that were or could have been asserted by the plaintiffs against IDB or any of the other defendants in the consolidated action, or in any court with respect to the fairness or adequacy of the consideration paid to IDB stockholders in the IDB Merger and the accuracy of related disclosures made by the IDB defendants or LDDS, or on behalf of or by IDB against former IDB directors and officers will, subject to the fulfillment of certain conditions and the approval of the court, be settled and released and the litigation dismissed in its entirety with prejudice in exchange for payments totalling $75.0 million. The settlement and releases do not affect any claims of persons who purchased IDB securities outside the period April 27, 1992 through August 1, 1994, inclusive, or who timely and validly opt out.

Following a February 27, 1995 hearing to determine whether the settlement should be finally approved by the District Court, on March 16, 1995, the court entered a judgment approving the settlement, except as to fee applications submitted by class and derivative counsel. The litigation will be settled and dismissed on the terms described herein, provided no appeal is taken and two related state court actions are dismissed as contemplated by the Stipulation. The settlement is not contingent on the amount of class and derivative counsel fees and expenses ultimately approved by the court.

IDB is a party to indemnification agreements with certain of the defendants in the actions described above, including IDB's former officers and directors, certain selling shareholders and certain underwriters. IDB's former officers and directors are not covered by any applicable liability insurance. LDDS has agreed to provide indemnification to IDB's former officers and directors under certain circumstances pursuant to the agreement relating to the IDB Merger.

On June 9, 1994, the SEC issued a formal order of investigation concerning certain matters, including IDB's financial position, books and records and internal controls and trading in IDB securities on the basis of non-public information. The SEC has issued subpoenas to LDDS, IDB and others, including certain former officers of IDB, in connection with its investigation. The NASD and other self-regulatory bodies have also made inquiries of IDB concerning similar matters.

In October and November 1994, the U.S. Attorney's Office for the Central District of California issued grand jury subpoenas to IDB seeking documents relating to IDB's first quarter results, the Deloitte resignation, trading in IDB securities and other matters, including information concerning certain entities in which certain former officers of IDB are personal investors and transactions between such entities and IDB. IDB has been informed that a criminal investigation has commenced. In early 1995, the U.S. Attorney's Office issued a grand jury subpoena to LDDS arising out of the same investigation seeking certain documents relating to IDB.

The outcome of any of the foregoing litigation or investigations has not been determined.

AT&T PATENTS. AT&T has written the Company claiming that certain of the Company's long distance telephone services (including certain 800 services, operator services and calling card services) make unauthorized use of AT&T patents. Similar claims have been asserted against other long distance carriers. AT&T has stated that it will enforce its patent rights and requested that the Company and other carriers enter into patent license agreements. The Company has had discussions with AT&T and is currently evaluating AT&T's claims. The Company is not yet in a position to predict whether this matter will lead to litigation. In a related development, MCI has brought suit against AT&T alleging that certain of these same patents are invalid under the patent laws or unenforceable due to representations made by AT&T to the District Court at the time of the AT&T Divestiture Decree. AT&T has counterclaimed against MCI alleging patent infringement. The

Company could be adversely affected if, as a result of litigation or otherwise, it was required to pay substantial patent royalties to AT&T. However, the ultimate outcome of this issue, or the amount of any such patent royalties which might be required, cannot be determined at this time.

REGULATORY MATTERS. As referenced in "Item 1 - Regulation" above, by virtue of a decision of the U.S. Court of Appeals for the D.C. Circuit released November 13, 1992, concerning the FCC's policy of forebearing from tariff regulation of non-dominant IXC's, could subject the Company to complaints seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to be injured by the Company's past failure to file tariffs or specify actual rates under certain circumstances in reliance on the FCC's forbearance policy. The 1992 Court decision does not, however, require the FCC to assess forfeitures or damages or take any other specific enforcement action against those carriers who relied upon its former policy, although it does direct the FCC to give further consideration to the issue of damages. At this time, the Company cannot predict either the likelihood of the filing of such complaints or the likelihood that such complainants would prevail in any complaint proceedings. WorldCom Network Services, Inc., formerly WilTel, Inc., a subsidiary of the Company, is the defendant in such a complaint filed by AT&T. The financial responsibility for the actions of WilTel, Inc. in regard to this complaint has been assumed by Williams. The Company does not believe that the resolution of that complaint will have a material adverse effect on its business or operations.

OTHER. The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company.

While the results of these legal and regulatory proceedings contain an element of uncertainty, LDDS believes that the probable outcome of any of the legal or regulatory matters, or all of them combined, will not have a material adverse effect on the Company's consolidated results of operations or financial position.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 1994, the Company held a Special Meeting of Shareholders for the purpose of:

       1. approving the issuance of LDDS Common Stock to shareholders of IDB in connection with the IDB Merger; and

       2. considering and acting upon a proposal to adopt the LDDS Communications, Inc. 1995 Special Performance Bonus Plan.

The tabulation of the voting is as follows:

                                              For               Against           Abstentions        Non-Votes
                                              ---               -------           -----------        ---------
Issuance of Common Stock to IDB
Shareholders                             101,781,392(1)        1,190,950            228,796          25,180,024

1995 Special Performance Bonus
Plan                                     118,728,468(1)        9,381,429            271,265                   0
----------------------------

       (1) Shares including 21,876,976 equivalent shares for the Series 1 Preferred Stock and 2,115,919 equivalent shares for the Series 2 Preferred Stock (out of 4,233,087 total equivalent Series 2 shares).


                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   SHAREHOLDER MATTERS

The shares of LDDS Common Stock are quoted on the Nasdaq National Market. Before the Prior Mergers, Resurgens' common stock was traded on the American Stock Exchange (the "AMEX") under the trading symbol RCG. At the close of business on September 14, 1993, Resurgens' common stock ceased trading on the AMEX and, on September 15, 1993, LDDS Common Stock started trading on the Nasdaq National Market under the trading symbol LDDS. The name of Resurgens, the legal survivor, was changed to LDDS Communications, Inc. at the time of the Prior Mergers. Before the Prior Mergers, LDDS-TN common stock was traded on the Nasdaq National Market under the trading symbol LDDSA. Upon effectiveness of the Prior Mergers on September 15, 1993, each share of the outstanding Class A common stock of LDDS-TN was converted into the right to receive 0.9595 shares of LDDS Common Stock; the information below has been adjusted to reflect this exchange ratio. The following table sets forth the high and low sales prices per share of LDDS Common Stock (including the common stock of Resurgens and LDDS-TN prior to September 15, 1993) as reported on the Nasdaq National Market or the AMEX, as applicable, in each case based on published financial sources, for the periods indicated.

                                                                    LDDS Common Stock(1)
                                                  --------------------------------------------------------------
                                                  Resurgens Prior to 9/15/93            LDDS-TN Prior to 9/15/93
                                                  --------------------------            ------------------------

                                                     High               Low             High                Low
                                                     ----               ---             ----                ---
 1993
 ----
   First Quarter                                    $19.81            $14.50            $19.15            $14.85
   Second Quarter                                    20.38             17.19             20.97             17.20
   Third Quarter                                     26.00             18.13             26.00             17.77


                                                                       LDDS COMMON STOCK(1)
                                                                   ----------------------------
                                                                      HIGH               LOW
                                                                      ----               ---
   Fourth Quarter                                                     $26.38            $20.13

 1994
 ----
   First Quarter                                                       29.50             23.25
   Second Quarter                                                      25.25             14.00
   Third Quarter                                                       25.00             16.50
   Fourth Quarter                                                      24.38             16.38


       (1) At the close of business on September 14, 1993, in connection with the Prior Mergers, Resurgens' common stock ceased trading on the AMEX. On September 15, 1993, LDDS Common Stock, the stock of the corporation surviving the Prior Mergers, commenced trading on the Nasdaq National Market. Accordingly, the high and low sales prices per share shown for Resurgens and LDDS-TN beginning on September 15, 1993 are the same and are the high and low sales prices per share of LDDS Common Stock.


As of March 17, 1995, there were 160,886,966 shares of the Company's Common Stock outstanding held by 7,202 shareholders of record.

Neither the Company nor Resurgens has ever paid cash dividends on its Common Stock. The policy of the Company's Board of Directors has been to retain earnings to provide funds for the operation and expansion of its business. Also, the Company's credit facility restricts the payment of dividends on its Common Stock. See Note 4 of Notes to Consolidated Financial Statements.

PREFERRED STOCK

As a result of the consummation of the Prior Mergers, Metromedia received 10,896,785 shares of the Series 1 Preferred Stock having a liquidation value of $50 per share and a conversion price of $24.9046875 per share. There is no established public trading market for the Series 1 Preferred Stock. The Series 1 Preferred Stock may not be redeemed by LDDS prior to September 15, 1996. Thereafter, the Series 1 Preferred Stock may be redeemed by the Company in whole or in part in integral multiples of $100.0 million at prices which include premiums over the liquidation preference of $50 per share, which prices range from 106.23% in 1996 declining to 100% on and after

September 15, 2003. As of March 17, 1995, there were 10,896,785 shares of the Series 1 Preferred Stock outstanding.

All of the issued and outstanding shares of the LDDS-TN Series B 6.5% Cumulative Senior Perpetual Convertible Preferred Stock were converted into 2,000,000 shares of Series 2 Preferred Stock having a liquidation value of $25 per share and a conversion price of $11.81171 upon the effectiveness of the Prior Mergers. The Series 2 Preferred Stock pays dividends at the rate of 6.5% annually, payable quarterly. There is no established public trading market for the Series 2 Preferred Stock. Except under certain circumstances, the Series 2 Preferred Stock may not be redeemed by the Company prior to June 5, 1996. Thereafter, the Series 2 Preferred Stock may be redeemed in whole or in part in integral multiples of $10.0 million, at prices which include premiums over the liquidation preference of $25 per share, which prices range from 108% in 1996 declining to 100% on and after June 5, 2002. As of March 17, 1995, there were 2,000,000 shares of the Series 2 Preferred Stock outstanding.

See Note 5 of Notes to Consolidated Financial Statements.


ITEM 6.          SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended December 31, 1994. The historical financial data as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993, and 1992 have been derived from the historical financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The report of Arthur Andersen LLP on the Consolidated Financial Statements of the Company as of and for the three years ended December 31, 1994 refers to their reliance on the report of other auditors in rendering an opinion on those financial statements. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

                                                          YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------
                                      1994             1993          1992             1991             1990
                                    -------         ----------    ----------       ----------       -----------
                                                        (In thousands, except per share data)
Operating Results:
  Revenues                        $2,220,765       $1,474,257      $948,060         $719,214         $591,559
  Operating income                    69,738          238,833        51,983           96,197           92,757
  Income (loss) before
   extraordinary item               (122,158)         124,321         8,344           39,592           38,112
  Extraordinary item                      -            (7,949)       (5,800)          (1,283)               -
  Net income (loss)                 (122,158)         116,372         2,544           38,309           38,112
  Preferred dividend
    requirement                       27,766           11,683         2,112                -                -



                                                         YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------
                                        1994           1993          1992             1991             1990
                                      -------       ----------    ----------       ----------       -----------
                                                        (In thousands, except per share data)

Earnings (loss) per common share:
  Income (loss)
    before extraordinary item --
    Primary                      $     (0.95)   $         0.82   $     0.06       $       0.39     $     0.40
    Fully diluted                      (0.95)             0.80         0.06               0.38           0.39

  Net income (loss)--
    Primary                            (0.95)             0.76         0.00               0.37           0.40
    Fully diluted                      (0.95)             0.74         0.00               0.37           0.39

   Weighted average shares --
    Primary                          157,805           137,927      112,653            102,658         96,231
    Fully diluted                    157,805           140,796      113,053            103,103         96,726

Financial position:
  Total assets                     3,430,192         3,236,718    1,241,278            959,909        674,465
  Long-term debt (excluding
    current maturities)              788,005           721,480      440,076            413,335        327,591
  Shareholders' investment         1,827,170         1,911,800      478,823            347,940        226,515

NOTES TO SELECTED FINANCIAL DATA:

(1) On January 5, 1995, LDDS completed the acquisition of WilTel for approximately $2.5 billion in cash. The WilTel Acquisition is being accounted for as a purchase. Accordingly, the results of WilTel are not reflected above and will be included with LDDS from the date of acquisition.

(2) As a result of the IDB Merger and the ATC Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate personnel, physical facilities and service capacity, to abandon certain products and marketing activities, and to further take advantage of the synergy available to the combined entities. Also, during the fourth quarter of 1993, plans were approved to reduce IDB's cost structure and to improve productivity. Accordingly, in 1994, 1993 and 1992, the Company charged to operations the estimated costs of such reorganization and restructuring activities, including employee severance, physical facility abandonment and duplicate service capacity. These costs totaled $43.7 million in 1994, $5.9 million in 1993 and $79.8 million in 1992.

         Also, during 1994 and 1992, the Company incurred direct merger costs of $15.0 million and $7.3 million, respectively, related to the IDB Merger (in 1994) and the ATC Merger (in 1992). These costs include professional fees, proxy solicitation costs, travel and related expenses and certain other direct costs attributable to these mergers.

(3) In connection with certain debt refinancing, the Company recognized in 1993 and 1992 extraordinary items of approximately $7.9 million and $5.8 million, respectively, net of income taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees. See Note 4 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1994 after giving effect to the IDB Merger and the ATC Merger, which were accounted for as poolings-of- interests. This information should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

GENERAL

The Company's continued emphasis on acquisitions has taken the Company from a small regional long distance carrier to one of the largest long distance telecommunications companies in the industry, serving customers domestically and internationally. The Company's operations have grown significantly in each year of its operations as a result of internal growth, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares and international expansion.

On January 5, 1995, LDDS completed the acquisition of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc. ("Williams"), for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities. The WilTel Acquisition was effected pursuant to a Stock Purchase Agreement dated as of August 22, 1994, by and among LDDS, Williams and WTG Holdings, Inc. The WilTel Acquisition is being accounted for as a purchase for financial reporting purposes. The funds paid to Williams were obtained by LDDS under a new credit facility entered into on December 21, 1994. See Note 4 of Notes to Consolidated Financial Statements.

The Company's long distance revenues are derived principally from the number of minutes of use billed by the Company. Minutes billed are those conversation minutes during which a call is actually connected at the Company's switch (except for minutes during which the customer receives a busy signal or the call is unanswered at its destination). The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges. Access charges are expenses incurred by all IXCs for accessing the local networks of the LECs in order to originate and terminate calls and payments made to PTTs to complete calls made from the U.S. by the Company's customers. Transport charges are the expenses incurred in transmitting calls between or within LATAs.

The most significant portion of the Company's line costs is access charges which are highly regulated. The FCC regulates international communications services and interstate telephone service and certain states, through the appropriate regulatory agency, regulate intrastate telephone service. Accordingly, the Company cannot predict what effect continued regulation and increased competition between LECs and other IXCs will have on future access charges. However, the Company believes that it will be able to continue to reduce transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                                           For the Year Ended December 31,
                                                                        -------------------------------------
                                                                        1994           1993             1992
                                                                        ----           ----             ----
 Revenues                                                               100.0%         100.0%           100.0%
                                                                        -----          -----            -----

 Line costs                                                              65.2           59.8             58.3
 Selling, general and administrative                                     19.5           16.7             20.0
 Depreciation and amortization                                            7.4            6.9              7.1
 Direct merger costs, restructuring and other charges                     4.8            0.4              9.2
                                                                        -----          -----            -----
 Operating income                                                         3.1           16.2              5.5
 Other income (expense):
     Interest expense                                                    -2.1           -2.4             -3.2
     Shareholder litigation settlement                                   -3.4            0.0              0.0
     Miscellaneous                                                        0.2            0.5              0.1
                                                                        -----          -----            -----
 Income (loss) before income taxes and
  extraordinary item                                                     -2.2           14.2              2.4
 Provision for income taxes                                               3.3            5.8              1.5
                                                                        -----          -----            -----
 Net income (loss) before extraordinary item                             -5.5            8.4              0.9
 Extraordinary item                                                        -            -0.5             -0.6
                                                                       ------          -----            -----
 Net income (loss)                                                       -5.5            7.9              0.3
 Preferred dividend requirement                                           1.3            0.8              0.2
                                                                        -----          -----            -----
 Net income (loss) applicable to common shareholders                     -6.8%           7.1%              - %
                                                                        =====          =====            =====



YEAR ENDED DECEMBER 31, 1994 VS.
  YEAR ENDED DECEMBER 31, 1993:

Revenues increased by 50.6% to $2.2 billion on 10.76 billion revenue minutes in 1994 from $1.5 billion on 6.94 billion revenue minutes in 1993. The overall increase in total revenues was primarily attributable to the inclusion of a full year's revenues from the 1993 acquisitions of Dial-Net, MCC, Resurgens and TRT and internal growth. See Note 2 of Notes to Consolidated Financial Statements.

Line costs increased from $881.5 million in 1993 to $1.4 billion in 1994. This increase is due to increased traffic volumes, partially offset by network efficiencies and rate reductions resulting from favorable contract negotiations. As a percentage of revenues, line costs increased to 65.2% in 1994 from 59.8% in 1993. This increase is attributable to the change in product mix including increased international traffic, which carries higher line costs. Additionally, IDB's margins decreased in 1994 as IDB was unable to deliver all of its inbound traffic over its existing facilities and had to use other carriers at a higher cost to deliver this overflow traffic. Also in 1994, IDB's carrier revenue as a proportion of total international traffic increased and these rates are typically lower than rates charged to commercial customers. Certain of these IDB carrier contracts provided either a break even or negative margin to the Company and accordingly, service to these customers was discontinued in December 1994.

In 1995, the Company anticipates that line costs as a percentage of revenues will decline as the result of synergies and economies of scale resulting from network efficiencies achieved from the assimilation of recent acquisitions, primarily the IDB Merger and the WilTel Acquisition, into LDDS' operations.

Selling, general and administrative expenses ("SG&A") increased to $432.4 million in 1994 from $246.1 million in 1993, and as a percentage of revenues, these expenses increased to 19.5% in 1994 from 16.7% in 1993. The increase in SG&A as a percentage of revenues is attributable to various IDB-related one-time adjustments which were recorded in 1994. These adjustments included $40.9 million to adjust the provision for doubtful accounts receivable, $8.0 million in accounting and legal expenses incurred in connection with the resignation of IDB's prior auditors and $29.4 million related to various investment write-downs and other balance sheet accruals.

In 1994, the Company determined that adjustments to certain IDB Broadcast assets were appropriate to properly reflect estimated net realizable values. Accordingly, the Company recorded adjustments of $48.5 million, to reduce the carrying value of these broadcast assets (primarily intangible assets and property and equipment) to the Company's best estimate of the net realizable value. See Note 3 of Notes to Consolidated Financial Statements. Although the Company continues to offer IDB Broadcast services, such services are not a part of the Company's core business operations. Accordingly, subsequent to December 31, 1994, the Company sold its simulcasting operations and entered into an agreement to outsource the management of the remaining IDB Broadcast operations.

As a result of the IDB Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities. Accordingly, the Company charged to operations in 1994, the estimated costs of the IDB Merger and restructuring of $15.0 million and $43.7 million, respectively. In 1993, plans were approved to reduce IDB's cost structure and to improve productivity. Such plans included a reduction in the number of employees and the disposition of certain assets. In connection with this plan, $5.9 million was charged to operations in 1993. See Note 3 of Notes to Consolidated Financial Statements.

Depreciation and amortization expense, which includes depreciation of the Company's call transmission facilities increased to $163.8 million from $101.9 million in 1993 or 7.4% and 6.9% of revenues in 1994 and 1993, respectively. The increase in such expenses was due primarily to depreciation and amortization of the additional property and equipment, customer bases and goodwill resulting from acquisitions by the Company during 1993. In 1995, LDDS expects depreciation and amortization expense as a percentage of revenues to increase as a result of the WilTel Acquisition.

Interest expense in 1994 was $47.3 million or 2.1% of revenues, as compared to $35.6 million or 2.4% of revenues in 1993. This decrease as a percentage of revenues was a result of several factors, including the Company's prepayment of long-term debt with funds obtained through the public offering of IDB common stock in May 1993 and the issuance by IDB in August 1993 of $195.5 million of 5% convertible subordinated notes due 2003. Additionally, as some of the Company's acquisitions were funded by a combination of stock and debt, the percentage has not grown as rapidly as the percentage of revenues. For each of the years ended December 31, 1994 and 1993, weighted average annual interest rates were 6.2%. Weighted average annual interest rates remained essentially unchanged due to the issuance of the 5% convertible subordinated notes during a period in which the market experienced higher prevailing interest rates. For the years ended December 31, 1994 and 1993, weighted average annual levels of debt were $795.8 million and $621.4 million, respectively. See Note 4 of Notes to Consolidated Financial Statements.

In the third quarter of 1994, the Company recorded a $76.0 million charge which represents an estimated shareholder litigation settlement of $75.0 million and $1.0 million in related legal costs. See Note 7 of Notes to Consolidated Financial Statements.

The Company recorded a provision for income taxes of $73.8 million on a pretax loss of $48.3 million in 1994. Although the Company generated a consolidated pre-tax loss in 1994, permanent items aggregating approximately $113.0 million contributed to an overall situation of taxable income. Also, because the current year net operating loss ("NOL") generated by IDB prior to the IDB Merger may be offset only by future taxable income generated at the IDB level of the Company's operations, the Company believed that only a portion of the current year NOL could be benefitted under a "more likely than not" scenario. Accordingly, the Company placed a valuation allowance on the deferred tax asset attributable to approximately $90.0 million of the NOL.

The Company believes the IDB Merger and the WilTel Acquisition will result in decreased operating costs to the consolidated organization through realization of the economies of scale resulting from network and operational efficiencies. The combination of LDDS, one of the four largest domestic carriers (based on 1993 revenues), with IDB, one of the four largest international carriers (based on 1992 revenues), has enhanced LDDS' current position as one of the largest long distance telecommunications companies in the industry, serving customers domestically and internationally. The WilTel Acquisition is expected to create additional efficiencies and growth opportunities for the combined operations of LDDS and IDB. These opportunities include network efficiencies associated with owning the WilTel nationwide fiber optic cable network rather than leasing similar capacity from other providers at a higher cost, and marketing growth opportunities associated with providing more services to customers. In addition, the increased volume of long distance traffic is expected to permit the greater use of lower rate fixed-cost or larger capacity facilities, greater volume discounts on usage sensitive facilities and greater utilization of owned and leased network capacity. However, no assurance can be given that LDDS will be able to successfully integrate the operations of IDB or WilTel or obtain the expected networking and other operating efficiencies or growth opportunities.

YEAR ENDED DECEMBER 31, 1993 VS.
  YEAR ENDED DECEMBER 31, 1992:

Revenues increased by 55.5% to $1.5 billion on 6.94 billion revenue minutes in 1993 from $948.1 million on 4.87 billion revenue minutes in 1992. The overall increase in total revenues was primarily due to the inclusion of the 1993 acquisitions of Dial-Net (March), MCC (September), Resurgens (September) and TRT (September), the inclusion of a full year's revenues from the 1992 acquisitions of AmeriCall, Prime, TFN, TMI and WorldCom and internal growth. See Note 2 of Notes to Consolidated Financial Statements.

Line costs as a percentage of revenues increased to 59.8% in 1993 from 58.3% in 1992 primarily due to changes in the product mix and price decreases during the year.

SG&A expenses increased to $246.1 million in 1993 from $189.4 million in 1992 and, as a percentage of revenues, these expenses declined to 16.7% from 20.0%, respectively. The increase in total expenses reflects the increase in revenue base. The decrease in expense as a percent of revenues reflects economies of scale and the assimilation of acquisitions into the Company's strategy of cost control.

Depreciation and amortization expense, which includes depreciation of the Company's call transmission facilities, increased to $101.9 million in 1993 from $67.0 million in 1992. Such expense as a percentage of revenues did not change significantly, decreasing from 7.1% in 1992 to 6.9% in 1993. The increase in such expenses was due primarily to depreciation and amortization of the additional property and equipment, customer bases and goodwill resulting from acquisitions by the Company during 1993 and 1992.

As a result of the ATC Merger, the Company restructured its management and operational organization and facilities. Accordingly, the Company charged to operations the estimated costs of the ATC Merger and restructuring of $7.3 million and $31.2 million, respectively. In addition, the Company determined to resolve certain legal, regulatory and administrative matters which were outstanding prior to the ATC Merger and reflected the estimated cost of $48.6 million to resolve such matters in 1992 operations. See Note 3 of Notes to Consolidated Financial Statements.

Interest expense in 1993 was $35.6 million or 2.4% of revenues, as compared to $30.3 million or 3.2% of revenues in 1992. This decrease in interest as a percentage of revenues was a result of several factors, including the Company's prepayment of long-term debt with funds obtained through the offering of IDB common stock in May 1993 and the issuance by IDB in August 1993 of $195.5 million of 5% convertible subordinated notes due 2003. Moreover, as some of the Company's acquisitions were funded by a combination of stock and debt, the percentage of debt has not grown as rapidly as the percentage of revenue.
Also, lower interest rates were in effect on the Company's long-term debt, reflecting lower prevailing interest rates in the market generally.

Miscellaneous income increased from $0.8 million in 1992 to $6.6 million in 1993 primarily due to finance charges. During 1993 the Company changed its credit and collection policy to provide for the charging of late fees on all past due accounts. Prior to 1993, ATC customers were not allocated finance charges.

The effective income tax rate for 1993 was 40.8% of income before tax versus a rate of 62.9% in 1992. The unusual rate in 1992 resulted from the combination of low pretax earnings and the non-deductible amortization expense attributable to certain of the intangible costs incurred by the Company in its numerous business combinations. The 1993 rate includes the effect of an increase in the statutory federal income tax rate. See Note 9 of Notes to Consolidated Financial Statements.

In the third quarter of 1993, IDB repaid certain debt amounts which resulted in an extraordinary charge of $7.9 million, net of income tax benefit of $5.6 million, representing payment of debt redemption premiums and the write-off of unamortized debt issuance costs. See Note 4 of Notes to Consolidated Financial Statements.

In December 1992, LDDS restructured and refinanced substantially all of its credit facilities. As part of such refinancing, LDDS incurred prepayment penalties and wrote off the unamortized issue costs attributable to its prior facilities, resulting in an extraordinary item of $5.8 million, net of related income tax benefit. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

In December 1994, LDDS entered into a new credit facility to finance the WilTel Acquisition, refinance LDDS' existing credit facilities and provide additional working capital. The credit facility is comprised of a $2.16 billion, six-year reducing revolving credit facility (the "Revolving Facility Commitment") and a $1.25 billion, two-year term facility (the "Term Principal Debt"). The maximum principal amount permitted to be outstanding under the Revolving Facility Commitment will be reduced at the end of each fiscal quarter, commencing September 30, 1996, in varying amounts, and the outstanding balance must be paid in full on December 31, 2000. The Term Principal Debt matures in a single installment on December 31, 1996. The Revolving Facility Commitment and the Term Principal Debt bear interest, payable quarterly, at a rate per annum equal to the lesser of: a Base Rate plus applicable margin, the London Interbank Offering Rate ("LIBOR") plus applicable margin, any Competitive Bid Rate or the Money Market Rate. The applicable margin varies from 0% to 3/8% for Base Rate Borrowings and 1/2% to 1.5% for LIBOR Rate Borrowings from time to time based upon the lower of a specified financial test or LDDS' long-term debt rating. The credit facility is unsecured and requires compliance with certain financial and other operating covenants which require the maintenance of certain minimum operating ratios and which limit, among other things, the incurrence of additional indebtedness by LDDS and restrict the payment of cash dividends to LDDS' shareholders.

The $3.41 billion long-term debt facility was utilized by the Company on January 5, 1995, in conjunction with the WilTel Acquisition and all debt outstanding under LDDS' previous credit facilities and the $123.0 million in senior notes was repaid. At that time, the Company had access to an additional $205.6 million under its new long-term bank facility.

On February 24, 1995, the Company entered into financial hedging agreements with various financial institutions, in connection with the credit facility. The hedging agreements establish fixed rates of interest ranging from 8.25% to 8.3125% on an aggregate notional value of $1.7 billion. These contracts range in duration from one to two years with $845.4 million maturing in each of the years ending 1996 and 1997.

LDDS believes that the combined operations of LDDS, IDB and WilTel will generate sufficient cash flow to service LDDS' debt under the new credit facility; however, economic downturns, increased interest rates and other adverse developments, including factors beyond LDDS' control, could impair its ability to service its indebtedness. In addition, the cash flow required to service LDDS' debt will reduce its liquidity, which in turn may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

LDDS anticipates it will need to refinance a portion of the Term Principal Debt thereby requiring LDDS to seek financing alternatives such as public or private debt or equity offerings, or refinancing with the existing or new lenders. The Company is committed to a priority plan of accelerating operating cash flow to reduce debt. LDDS anticipates that the remaining debt balances will be refinanced with a combination of commercial bank debt and public market debt. Successful execution of this priority plan would provide continued compliance with required operating ratio convenants and would eliminate any type of equity financing other than equity issued in connection with acquisitions. No assurance can be given that the Company will achieve its priority plan or any refinancing will be available on terms acceptable to LDDS.

LDDS has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. LDDS will continue to analyze acquisitions utilizing primarily equity financing until the additional leverage from the WilTel Acquisition is reduced.

In 1994, the Company's cash flow from operations was $261.4 million, increasing from $159.0 million in 1993 and $102.9 million in 1991. The increases in cash flow from operations were primarily attributable to cash flow from acquired operations and internal growth.

Cash used in investing activities in 1994 totaled $350.5 million, of which $203.2 million related to capital expenditures (including payments for line installation costs). Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Capital expenditures for 1995 are anticipated to total approximately $295.0 million. Cash paid in 1994 for acquisitions and related costs of $91.8 million primarily included additional costs paid in 1994 related to 1993 acquisitions. In 1994, an additional $77.6 million was borrowed against the Company's long-term bank facilities to help fund investing activities of the Company.

Included in cash flows from financing activities are payments of $27.8 million for preferred dividend requirements. The Series 1 Preferred Stock has a total annual dividend requirement of $24.5 million payable quarterly. The Series 2 Preferred Stock has an annual dividend requirement of $3.3 million payable at the end of each calendar quarter. The Company believes that no event will occur in 1995 to interfere with these dividend requirements.

In March 1995, LDDS amended WilTel's existing $80.0 million receivables purchase agreement to include certain LDDS receivables and received additional proceeds of $120.0 million. The Company used these proceeds to reduce the Revolving Facility Commitment and provide additional working capital. As of that date, the purchaser owned a 99.35% undivided interest in a $385.0 million pool of receivables which includes the $200.0 million sold. The aggregate purchase limit under this agreement is $200.0 million at March 31, 1995 to be increased to $280.0 million by June 30, 1995.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations, including the operations of IDB and WilTel, and funds available under the new credit facility and from the sale of the Company's receivables will be adequate to meet the Company's capital needs for the remainder of 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 116, "Accounting for Contributions Received and Contributions Made." In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 116 and SFAS No. 118 are effective for fiscal years beginning after December 15, 1994. LDDS believes that adoption of these standards will not have a material effect on the Company's consolidated results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and notes thereto are included elsewhere in this report on Form 10-K as follows:

                                                                                                      Page
                                                                                                      ----
Reports of independent public accountants                                                               F-2

Consolidated financial statements-

  Consolidated balance sheets - December 31, 1994
    and 1993                                                                                            F-4

  Consolidated statements of operations for the three
    years ended December 31, 1994                                                                       F-5

  Consolidated statements of shareholders' investment
    for the three years ended December 31, 1994                                                         F-6

  Consolidated statements of cash flows for the
    three years ended December 31, 1994                                                                 F-7

Notes to consolidated financial statements                                                              F-8

Financial Statement Schedule                                                                            F-29


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Upon effectiveness of the Prior Mergers and change in control of the Company, the Company's Board of Directors authorized the Audit Committee of the Board of Directors to select an auditor to perform the audit of the books and accounts of the registrant and its subsidiaries for the fiscal year ending December 31, 1993. On October 7, 1993, the Audit Committee engaged Arthur Andersen LLP ("Andersen"), as the Company's auditor and certifying accountant.

Before the Prior Mergers, Andersen was the certifying accountant of LDDS-TN, which, for accounting purposes, was the surviving corporation in the Prior Mergers. From an accounting perspective, therefore, there has not been a change in certifying accountant. From a corporate law perspective, Ernst & Young, as the certifying accountant of Resurgens, was dismissed pursuant to resolutions of the Audit Committee on October 7, 1993. Ernst & Young's reports on the financial statements of Resurgens for the fiscal years ended June 30, 1992 and 1991 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Ernst & Young has not reported on the financial statements of the Company for any period subsequent to June 30, 1992.

The Company provided the former accountant with a copy of the disclosure and requested that the former accountant furnish the Company a letter addressed to the Commission stating whether it agrees with the statements made by the Company in response to Item 304 (a) of Regulation S-K. A letter stating that Ernst & Young concurred with the points presented above as to why they were dismissed was filed with the Commission as an amendment to the Company's Transition Report on Form 10-K for the period from December 31, 1992 to June 30, 1993 (File No. 1-10415).

                                    PART III


The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 1995 Annual Meeting of Shareholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended December 31, 1994, and is incorporated herein by this reference to the following extent:

(a) ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT - the
                          information under the captions "ELECTION OF DIRECTORS
                          - Information About Nominees and Executive Officers" and "EXECUTIVE COMPENSATION - Compliance with Section
                          16 of the Securities Exchange Act of 1934."

(b) ITEM 11.              EXECUTIVE COMPENSATION - the information under the
                          captions "INFORMATION CONCERNING BOARD OF DIRECTORS -
                          Compensation of Directors" and "EXECUTIVE
                          COMPENSATION."

(c) ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT - the information under the captions
                          "PRINCIPAL HOLDERS OF VOTING SECURITIES" AND
                          "SECURITY OWNERSHIP OF MANAGEMENT."

(d) ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - the
                          information under the caption "EXECUTIVE COMPENSATION
                          - Transactions With Management."

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

(a) 1 and 2

Financial statements and financial statement schedules

See Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 hereof.

(a) 3

Exhibits required by Item 601 of Regulation S-K

See Exhibit Index for the exhibits filed as part of this Report. There are omitted from the exhibits filed with this Annual Report on Form 10-K certain promissory notes and other instruments and agreements with respect to long-term debt of the Company, none of which authorizes securities in a total amount that exceeds 10% of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to file with the Securities and Exchange Commission copies of any such omitted promissory notes or other instruments or agreements as the Commission requests.

(b) Reports on Form 8-K

During the fourth quarter of 1994, the Company filed the following reports on Form 8-K:

(i)      Current Report on Form 8-K/A dated August 22, 1994 (filed November 17,
         1994), reporting information required to be reported under Item 7(a), Financial Statements of businesses to be acquired, the following financial statements:

         WilTel Network Services - for the nine month period ended September 30, 1994 (unaudited)

                 Combined balance sheet
                 Combined statement of income
                 Combined statement of stockholder's equity
                 Combined statement of cash flows
                 Notes to financial statements

         WilTel Network Services - for the nine month period ended September 30, 1993 (unaudited) and September 30, 1994 (unaudited)

                 Combined statements of income
                 Abbreviated cash flow statements

(ii)     Current Report on Form 8-K/A dated August 22, 1994 (filed November 28,
         1994), reporting information required to be reported under Item 7(b), Pro Forma financial information, the following financial statements:

         LDDS Communications, Inc. - for the nine month period ended September 30,1994 and 1993 and for the fiscal years ended December 31, 1993, 1992 and 1991:

                 Pro forma combining financial statements
                 Pro forma combining balance sheet as of September 30, 1994
                 Pro forma combining income statement for the nine months ended
                   September 30, 1994
                 Pro forma combining income statement for the nine months ended
                   September 30, 1993
                 Pro forma combining income statement for the fiscal years
                   ended December 31, 1993, 1992 and 1991
                 Notes to pro forma combining financial statements

(iii)    Current Report on Form 8-K dated December 15, 1994 (filed December 19,
         1994) which includes under Item 5, financial statements of IDB, related notes and report thereon and related pro forma combining financial statements and related notes.

(iv)     Current Report on Form 8-K dated December 30, 1994 (filed January 13,
         1995) reporting under Item 2, among other things, the Company's acquisitions of IDB and WilTel.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LDDS COMMUNICATIONS, INC.


                                       By:  /s/ Scott D. Sullivan
                                            -----------------------------------
Date:  March 30, 1995                       Scott D. Sullivan,
                                            Treasurer and Chief Financial
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                              Title                                     Date
         ----                              -----                                     ----
/s/ Carl J. Aycock                         Director                                  March 30, 1995
-----------------------------
Carl J. Aycock


/s/ Max E. Bobbitt                         Director                                  March 30, 1995
-----------------------------
Max E. Bobbitt



/s/ Danny M. Dunnaway                      Director                                  March 30, 1995
-----------------------------
Danny M. Dunnaway


                                           Director,
/s/ Bernard J. Ebbers                      President and                             March 30, 1995
-----------------------------              Chief Executive
Bernard J. Ebbers                          Officer



/s/ Francesco Galesi                       Director                                  March 30, 1995
-----------------------------
Francesco Galesi





         Name                              Title                                     Date
         ----                              -----                                     ----
/s/ Stiles A. Kellett, Jr.                 Director                                  March 30, 1995
-----------------------------
Stiles A. Kellett, Jr.



/s/ Silvia Kessel                          Director                                  March 30, 1995
-----------------------------
Silvia Kessel


/s/ John W. Kluge                          Director                                  March 30, 1995
-----------------------------
John W. Kluge


/s/ Gregory A. LeVert                      Director                                  March 30, 1995
-----------------------------
Gregory A. LeVert


/s/ John A. Porter                         Director                                  March 30, 1995
-----------------------------
John A. Porter


/s/ Stuart Subotnick                       Director                                  March 30, 1995
-----------------------------
Stuart Subotnick


                                           Treasurer, Principal
/s/ Scott D. Sullivan                      Financial Officer                         March 30, 1995
-----------------------------              and Principal Accounting Officer
Scott D. Sullivan


/s/ Roy A. Wilkens                         Director                                  March 30, 1995
-----------------------------
Roy A. Wilkens


                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                      Page
                                                                                                      ----
Reports of independent public accountants                                                             F-2

Consolidated financial statements-

     Consolidated balance sheets - December 31, 1994
                 and 1993                                                                             F-4
     Consolidated statements of operations for the
                 three years ended December 31, 1994                                                  F-5
     Consolidated statements of shareholders' investment
                 for the three years ended December 31, 1994                                          F-6
     Consolidated statements of cash flows for the
                 three years ended December 31, 1994                                                  F-7

     Notes to consolidated financial statements                                                       F-8

Financial Statement Schedule:

     II.  Valuation and qualifying accounts                                                           F-29

Schedules other than the schedule listed above have been omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LDDS Communications, Inc.
          and Subsidiaries:

We have audited the accompanying consolidated balance sheets of LDDS Communications, Inc. (a Georgia corporation) and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 1994. We did not audit the financial statements of IDB Communications Group, Inc., a company acquired during 1994 in a transaction accounted for as a pooling-of-interests, as of December 31, 1993, and for each of the years in the two-year period ended December 31, 1993. Such statements are included in the consolidated financial statements of LDDS Communications, Inc. and reflect total assets and total revenues of 22 percent and 23 percent, respectively, of the related consolidated totals as of December 31, 1993, and for the year then ended, and 16 percent of total revenues for the year ended December 31, 1992. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for IDB Communications Group, Inc., is based solely upon the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of LDDS Communications, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Jackson, Mississippi,
March 8, 1995.

                         INDEPENDENT AUDITORS' REPORT


IDB COMMUNICATIONS GROUP, INC.:

We have audited the consolidated balance sheet of IDB Communications Group, Inc. and its subsidiaries as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1993 and 1992 (not presented separately herein). Our audits also included the financial statement schedule listed at Item 14 (not presented separately herein). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDB Communications Group, Inc. and its subsidiaries at December 31, 1993, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Los Angeles, California
March 7, 1994

                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)


                                                                                                         December 31,
                                                                                        -------------------------------------------
                                                                                                 1994                   1993
                                                                                        --------------------   --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $             19,259   $             60,780
  Short-term investments                                                                               1,000                 12,672
  Accounts receivable, net of allowance for bad debts of $52,949 and $26,613 at
   December 31, 1994 and 1993, respectively                                                          470,175                390,700
  Income taxes receivable                                                                                  -                  9,275

  Deferred tax asset                                                                                  62,687                 24,568
  Other current assets                                                                                36,305                 36,757
                                                                                        --------------------   --------------------
         Total current assets                                                                        589,426                534,752
                                                                                        --------------------   --------------------
Property and equipment:
  Transmission equipment                                                                             388,941                382,165

  Communications equipment                                                                           371,998                317,234
  Furniture, fixtures and other                                                                      183,326                145,704
                                                                                        --------------------   --------------------
                                                                                                     944,265                845,103
  Less - accumulated depreciation                                                                  (317,598)              (230,742)
                                                                                        --------------------   --------------------
                                                                                                     626,667                614,361
                                                                                        --------------------   --------------------

Excess of cost over net tangible assets acquired, net of accumulated amortization                  2,070,709              1,927,080
Line installation costs, net of accumulated amortization                                              28,768                 26,811
Deferred income taxes                                                                                 14,120                 75,628
Other assets                                                                                         100,502                 58,086
                                                                                        --------------------   --------------------
                                                                                        $          3,430,192   $          3,236,718
                                                                                        ====================   ====================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                              $              5,996   $              8,543
  Accounts payable                                                                                   138,101                126,996
  Accrued line costs                                                                                 258,053                231,006

  Accrued restructuring costs                                                                         25,837                  1,530
  Shareholder litigation reserve                                                                      75,000                      -
  Income taxes payable                                                                                11,940                      -
  Other current liabilities                                                                          195,728                115,804
                                                                                        --------------------   --------------------
     Total current liabilities                                                                       710,655                483,879
                                                                                        --------------------   --------------------

Long-term liabilities, less current portion:
  Long-term debt                                                                                     788,005                721,480
  Other liabilities                                                                                  104,362                119,559
                                                                                        --------------------   --------------------
         Total long-term liabilities                                                                 892,367                841,039
                                                                                        --------------------   --------------------


Commitments and contingencies

Shareholders' investment:
  Series 1 preferred stock, par value $.01 per share; authorized: 10,896,785 shares;
    issued and outstanding: 10,896,785 shares in 1994 and 1993 (liquidation

    preference of $544,839)                                                                              109                    109
  Series 2 preferred stock, par value $.01 per share; authorized: 2,000,000 shares;
    issued and outstanding: 2,000,000 shares in 1994 and 1993 (liquidation
    preference of $50,000)                                                                                20                     20
  Preferred stock, 1994 and 1993: par value $.01 per share; authorized: 37,103,215 shares;

   none issued                                                                                             -                      -
  Common stock, par value $.01 per share; authorized: 500,000,000 shares; issued
    and outstanding: 159,643,312 shares in 1994 and 153,453,548 in 1993                                1,596                  1,535
  Additional paid-in capital                                                                       1,772,882              1,700,714
  Retained earnings                                                                                   52,563                209,422

                                                                                        --------------------   --------------------
        Total shareholders' investment                                                             1,827,170              1,911,800
                                                                                        --------------------   --------------------
                                                                                        $          3,430,192   $          3,236,718
                                                                                        ====================   ====================

          The accompanying notes are an integral part of these statements.

                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)


                                                                                   For the Year Ended December 31,
                                                                 --------------------------------------------------------------
                                                                           1994                 1993                  1992
                                                                 -------------------    ------------------   ------------------
Revenues                                                         $         2,220,765    $       1,474,257    $          948,060
                                                                 -------------------    ------------------   ------------------

Operating expenses:
  Line costs                                                               1,447,633              881,540               552,632

  Selling, general and administrative                                        432,360              246,105               189,355
  Depreciation and amortization                                              163,828              101,859                66,990
  Provision to reduce carrying value of certain assets                        48,500                    -                     -
  Direct merger costs                                                         15,002                    -                 7,262
  Restructuring and other charges                                             43,704                5,920                79,838

                                                                 -------------------    ------------------   ------------------
        Total                                                              2,151,027            1,235,424               896,077
                                                                 -------------------    ------------------   ------------------
Operating income                                                              69,738              238,833                51,983
Other income (expense):
  Interest expense                                                           (47,303)             (35,557)              (30,311)
  Shareholder litigation settlement                                          (76,000)                   -                     -

  Miscellaneous                                                                5,223                6,644                   841
                                                                 -------------------    ------------------   ------------------
Income (loss) before income taxes and extraordinary item                     (48,342)             209,920                22,513
Provision for income taxes                                                    73,816               85,599                14,169
                                                                 -------------------    ------------------   ------------------
Net income (loss) before extraordinary item                                 (122,158)             124,321                 8,344
Extraordinary item (net of income taxes of $5,639 in 1993 and
  $ 3,600 in 1992)                                                                 -               (7,949)               (5,800)
                                                                 -------------------    ------------------   ------------------
Net income (loss)                                                           (122,158)             116,372                 2,544
Preferred dividend requirement                                                27,766               11,683                 2,112
                                                                 -------------------    ------------------   ------------------
Net income (loss) applicable to common shareholders              $          (149,924)   $         104,689    $              432
                                                                 ===================    ==================   ==================

Earnings (loss)  per common share -
  Income (loss) before extraordinary item:
    Primary                                                      $             (0.95)    $            0.82    $             0.06
    Fully diluted                                                              (0.95)                 0.80                  0.06

  Extraordinary item                                                             0.00               (0.06)                (0.05)
  Net income (loss):
    Primary                                                                    (0.95)                 0.76                  0.00
    Fully diluted                                                              (0.95)                 0.74                  0.00




          The accompanying notes are an integral part of these statements.

                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                  For the Three Years Ended December 31, 1994
                                 (In Thousands)


                                         Series 1 Preferred       Series 2 Preferred             Preferred
                                                Stock                     Stock                    Stock
                                        ---------------------    ---------------------    ---------------------
                                         Shares       Amount      Shares       Amount      Shares       Amount
                                        -----------------------------------------------------------------------
  Balances, December 31, 1991                -        $   -           -         $   -          -      $      -
  Preferred stock issued net of
   issuance cost                             -            -           -             -        534        64,014
  Exercise of stock options                  -            -           -             -          -             -
  5% stock dividend - IDB                    -            -           -             -          -             -
  Shares issued from treasury for
   acquisition subsidiary                    -            -           -             -          -             -
  Shares issued from treasury for
    retirement savings plan                  -            -           -             -          -             -
  Tax adjustment resulting from
   exercise of stock options                 -            -           -             -          -             -
  Retirement of treasury shares              -            -           -             -          -             -
  Shares issued for acquisitions             -            -           -             -          -             -
  Net income                                 -            -           -             -          -             -
  Cash dividends on preferred
    stock                                    -            -           -             -          -             -
  Adjustment for change in fiscal year
   of pooled company                         -            -           -             -          -             -
                                        -----------------------------------------------------------------------
  Balances, December 31, 1992                -            -           -             -        534        64,014
  Exercise of stock options                  -            -           -             -          -             -
  Conversion of preferred stock              -            -           -             -        (34)      (17,444)
  Conversion of preferred stock into
   Series 2 Preferred Stock                  -            -       2,000            20       (500)      (46,570)
  Common stock issued                        -            -           -             -          -             -
  Common stock issued to
   repurchase debt                           -            -           -             -          -             -
  Tax adjustment resulting from
   exercise of stock options                 -            -           -             -          -             -
  Cash for fractional shares                 -            -           -             -          -             -
  Shares issued for acquisitions        10,897          109           -             -          -             -
  Net income                                 -            -           -             -          -             -
  Cash dividends on preferred
    stock                                    -            -           -             -          -             -
                                        -----------------------------------------------------------------------
  Balances, December 31, 1993           10,897          109       2,000            20          -             -
  Exercise of stock options                  -            -           -             -          -             -
  Common stock issued                        -            -           -             -          -             -
  Tax adjustment resulting from
   exercise of stock options                 -            -           -             -          -             -
  Shares issued for acquisitions             -            -           -             -          -             -
  Net loss                                   -            -           -             -          -             -
  Cash dividends on preferred
    stock                                    -            -           -             -          -             -
                                        -----------------------------------------------------------------------
  Balances, December 31, 1994           10,897        $ 109       2,000         $  20          -      $      -
                                        =======================================================================

                                              Common Stock           Additional
                                        ------------------------      Paid-in        Retained     Treasury
                                         Shares         Amount        Capital        Earnings       Stock
                                        -------------------------------------------------------------------
  Balances, December 31, 1991           109,126        $  1,091     $  249,257      $ 117,795     $(20,078)
  Preferred stock issued net of
   issuance cost                              -               -              -              -            -
  Exercise of stock options               1,366              13          5,479              -        2,699
  5% stock dividend - IDB                   780               8          7,165         (7,173)           -
  Shares issued from treasury for
   acquisition subsidiary                     -               -          1,171              -        5,294
  Shares issued from treasury for
    retirement savings plan                   -               -            222              -          232
  Tax adjustment resulting from
   exercise of stock options                  -               -          1,383              -            -
  Retirement of treasury shares          (3,013)            (30)       (17,450)             -       17,480
  Shares issued for acquisitions          8,603              87         62,630              -            -
  Net income                                  -               -              -          2,544            -
  Cash dividends on preferred
    stock                                     -               -              -         (2,112)           -
  Adjustment for change in fiscal
   year of pooled company                     -               -           (950)        (6,321)      (5,627)
                                        -------------------------------------------------------------------
  Balances, December 31, 1992           116,862           1,169        308,907        104,733            -
  Exercise of stock options               5,048              50         20,174              -            -
  Conversion of preferred stock           2,937              29         17,415              -            -
  Conversion of preferred stock
   into Series 2 Preferred Stock              -               -         46,550              -            -
  Common stock issued                     2,253              23         50,977              -            -
  Common stock issued to
   repurchase debt                          160               2          5,987              -            -
  Tax adjustment resulting from
   exercise of stock options                  -               -         20,770              -            -
  Cash for fractional shares                 (3)              -            (76)             -            -
  Shares issued for acquisitions         26,197             262      1,230,010              -            -
  Net income                                  -               -              -        116,372            -
  Cash dividends on preferred
    stock                                     -               -              -        (11,683)           -
                                        -------------------------------------------------------------------
  Balances, December 31, 1993           153,454           1,535      1,700,714        209,422            -
  Exercise of stock options               3,209              32         15,895              -            -
  Common stock issued                     2,195              22         22,971         (6,935)           -
  Tax adjustment resulting from
   exercise of stock options                  -               -         15,918              -            -
  Shares issued for acquisitions            785               7         17,384              -            -
  Net loss                                    -               -              -       (122,158)           -
  Cash dividends on preferred
    stock                                     -               -              -        (27,766)           -
  Balances, December 31, 1994           159,643        $  1,596     $1,772,882      $  52,563     $      -
                                        ===================================================================

The accompanying notes are an integral part of these statements.

                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In Thousands of Dollars)


                                                                                  For the Year Ended December 31,
                                                                 -----------------------------------------------------------------
                                                                           1994                  1993                   1992
                                                                 -------------------    -------------------    -------------------
Cash flows from operating activities:
Net income (loss)                                                $          (122,158)   $           116,372    $             2,544
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary item                                                             -                  7,949                  5,800

    Depreciation                                                              97,089                 64,239                 45,721
    Amortization                                                              66,739                 37,620                 21,269
    Provision for losses on accounts receivable                               58,952                 25,231                 33,033
    Provision for shareholder litigation                                      76,000                      -                      -
    Provision to reduce the carrying value of certain assets                  48,500                      -                      -

    Provision for deferred income taxes                                       24,961                 53,259                  6,069
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                                 (148,053)               (79,981)               (54,589)
        Income taxes receivable                                                9,275                 18,362                (10,399)

        Other current assets                                                       9                  3,622                  1,276
        Accounts payable and other current liabilities                       132,170                (87,480)                52,620
    Other                                                                     17,905                   (185)                  (421)
                                                                 -------------------    -------------------    -------------------
Net cash provided by operating activities                                    261,389                159,008                102,923
                                                                 -------------------    -------------------    -------------------
Cash flows from investing activities:

  Capital expenditures                                                      (192,162)               (83,957)               (84,650)
  Sale (purchase) of short-term investments, net                              11,672                (12,672)                     -
  Acquisitions and related costs                                             (91,750)              (284,397)               (64,506)
  Increase in intangible assets                                              (14,877)               (17,070)               (15,244)
  Increase in other assets                                                   (23,333)                (9,161)               (12,996)

  Increase (decrease) in other liabilities                                   (30,947)                (7,379)                 7,579
  Payment for line installation costs                                        (11,071)               (13,936)                (4,554)
  Other                                                                        2,000                  6,118                  7,954
                                                                 -------------------    -------------------    -------------------
Net cash used in investing activities                                       (350,468)              (422,454)              (166,417)
                                                                 -------------------    -------------------    -------------------
Cash flows from financing activities:

  Borrowings                                                                  77,600                391,050                421,294
  Principal payments on debt                                                 (40,707)              (126,178)              (426,173)
  Common stock issuance                                                       38,431                 71,238                  8,052
  Net proceeds - preferred stock                                                   -                      -                 46,570
  Dividends paid on preferred stock                                          (27,766)               (11,683)                (2,112)

  Other                                                                            -                 (5,667)                12,707
                                                                 -------------------    -------------------    -------------------
Net cash provided by financing activities                                     47,558                318,760                 60,338
                                                                 -------------------    -------------------    -------------------

Net increase (decrease) in cash and cash equivalents                         (41,521)                55,314                 (3,156)
Effect of change in fiscal year                                                    -                      -                   (513)

Cash and cash equivalents at beginning of period                              60,780                  5,466                  9,135
                                                                 -------------------    -------------------    -------------------
Cash and cash equivalents at end of period                       $            19,259    $            60,780    $             5,466
                                                                 ===================    ===================    ===================

          The accompanying notes are an integral part of these statements.

                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

(1)      THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -

DESCRIPTION OF BUSINESS AND ORGANIZATION:

LDDS Communications, Inc., a Georgia corporation, is one of the largest U.S. based long distance telecommunications companies in the industry, serving customers domestically and internationally. The products and services provided by LDDS Communications, Inc. include: switched and dedicated long distance products, 800 services, calling cards, operator services, private lines, frame relays, debit cards, conference calling, advanced billing systems, facsimile and data connections, television and radio transmission and mobile satellite communications.

The operations of LDDS Communications, Inc. have grown significantly as a result of internal growth, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares, and international expansion.

THE MERGERS:

On December 30, 1994, LDDS Communications, Inc., through a wholly owned subsidiary, merged with IDB Communications Group, Inc., a Delaware corporation ("IDB"), and in connection therewith issued approximately 35,881,000 shares of LDDS Communications, Inc. common stock, $.01 par value per share (the "Common Stock"), for all of the outstanding shares of IDB common stock, $.01 par value per share (the "IDB Merger"). In addition, LDDS Communications, Inc. assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. The IDB Merger was accounted for as a pooling-of-interests and, accordingly, the LDDS Communications, Inc. financial statements for periods prior to the IDB Merger have been restated to include the results of IDB for all periods presented. Separate and combined results of operations are as follows:

                                                                            For the Year Ended December 31,
                                                                    --------------------------------------------
                                                                       1994            1993              1992
                                                                    ----------      -----------       ----------
                                                                                   (In thousands)

Revenues:
  IDB                                                              $   523,359      $   339,364       $  155,344
  LDDS Communications, Inc.                                          1,708,614        1,144,714          800,753
  Intercompany elimination                                             (11,208)          (9,821)         ( 8,037)
                                                                    ----------      -----------       ----------
    Combined                                                        $2,220,765      $ 1,474,257       $  948,060
                                                                    ==========      ===========       ==========

Income (loss) from
  continuing operations:
  IDB                                                               $ (284,490)    $     20,139       $    8,528
  LDDS Communications, Inc.                                            162,332          104,182             (184)
                                                                    ----------      -----------       ----------
    Combined                                                        $ (122,158)     $   124,321       $    8,344
                                                                    ==========      ===========       ==========



In 1994 and 1992, the Company charged to operations merger and restructuring costs in connection with various mergers. These costs totaled $58.7 million and $87.1 million, respectively, See Note 3. The combined companies of LDDS Communications, Inc. and IDB are hereinafter referred to as "LDDS" or the "Company."

On September 15, 1993, a three-way merger occurred whereby (i) Metromedia Communications Corporation, a Delaware corporation ("MCC"), merged with and into Resurgens Communications Group, Inc., a Georgia corporation ("Resurgens"), and (ii) LDDS Communications, Inc., a Tennessee corporation ("LDDS-TN"), merged with and into Resurgens (the "Prior Mergers").

At the time of the Prior Mergers, the name of Resurgens, the legal survivor, was changed to LDDS Communications, Inc., and the separate corporate existences of LDDS-TN and MCC terminated. For accounting purposes, however, LDDS-TN was the survivor because the former shareholders of LDDS-TN acquired majority ownership of the Company. The Prior Mergers have been accounted for as purchases.

Additionally, on December 4, 1992, LDDS-TN, through a wholly owned subsidiary, merged with Advanced Telecommunications Corporation ("ATC"). This merger (the "ATC Merger") was accounted for as a pooling-of-interests and, accordingly, the LDDS financial statements for periods prior to the ATC Merger have been restated to include the results of ATC for all periods presented.

Subsequent to December 31, 1994, LDDS completed the acquisition of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc. ("Williams"), for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a network of approximately 11,000 miles of fiber optic cable and digital microwave facilities with access to approximately 30,000 miles of additional fiber optic network through lease agreements with other carriers. See Note 2 and Note 4.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in joint ventures and other equity investments in which the Company owns a 20% to 50% ownership interest, are accounted for by the equity method. Investments of less than 20% ownership are carried at fair value. At December 31, 1994, the fair value of these investments approximate their cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount for cash, short-term investments, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter into similar financial instruments.
At December 31, 1994, the fair value of the 5.0% convertible subordinated notes was $164.0 million. The recorded amounts for all other long-term debt of the Company approximate fair values.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

            Transmission equipment         5 to 25 years
            Communications equipment       5 to 25 years
            Furniture, fixtures and other  3 to 25 years

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

The Company constructs certain of its own transmission systems and related facilities. All internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such costs were $6.8 million ($1.2 million in interest), $8.3 million ($3.1 million in interest), and $7.7 million ($3.5 million in interest) in 1994, 1993, and 1992, respectively.

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED:

The major classes of intangible assets are summarized below (in thousands of dollars):

                                                                                                December 31,
                                                               Amortization             -----------------------------
                                                                  Period                 1994                 1993
                                                             ----------------         -----------          ----------
Goodwill                                                    40 years                   $2,076,174           $1,889,955
Customer acquisition cost                                   7 to 10 years                  75,245               69,343
Other intangibles                                           5 years                        61,290               56,223
                                                                                      -----------          -----------
                                                                                        2,212,709            2,015,521
Less accumulated amortization                                                             142,000               88,441
                                                                                       ----------           ----------
                                                                                       $2,070,709           $1,927,080
                                                                                       ==========           ==========

Intangible assets are amortized using the straight-line method for the periods noted above.

Goodwill is recognized for the excess of the purchase price of the various business combinations over the value of the identifiable net assets and customer bases. See Note 2. Realization of acquisition-related intangibles, including goodwill, is periodically assessed by the management of the Company based on the current and expected future profitability and cash flows of acquired companies and their contribution to the overall operations of LDDS.

Customer acquisition costs represent costs incurred as a result of purchase business combinations and are recorded based upon the estimated value of the customer bases acquired. See Note 2.

LINE INSTALLATION COSTS:

The Company defers the costs associated with the installation of local access lines and other network facilities. Amortization of these costs is provided over five years using the straight-line method. Accumulated amortization on line installation costs was $29.5 million and $23.3 million as of December 31, 1994 and 1993, respectively.

OTHER LONG-TERM LIABILITIES:

At December 31, 1994 and 1993, other long-term liabilities includes $80.1 million and $60.7 million, respectively, related to estimated costs of closing duplicate facilities, and other non-recurring duplicative costs expected to be incurred as the result of various acquisitions and mergers. See Note 2. Also included in long-term liabilities at December 31, 1994 and 1993, are approximately $7.9 million and $19.0 million, respectively, which are estimates of the excess of the accumulated post-retirement benefit obligation over the fair value of the plan assets and other pension obligations related to a defined post-retirement benefit plan of an acquired company.

RECOGNITION OF REVENUES:

The Company records revenues for long distance telecommunications sales at the time of customer usage. The Company also performs systems integration services consisting of design and installation of transmission equipment and systems for its customers. Revenues and related costs for these services are recorded under the percentage of completion method.

The Company has retroactively reclassified charges in 1993 from foreign telephone companies to complete calls made from the United States by the Company's customers. These charges in the amount of $28.7 million, which previously were classified as direct reductions of revenues, are now classified as line costs. Operating income (loss), net income (loss) available to common shareholders and the balance sheet are not affected. This change was made to conform with industry reporting practices. The amount of revenues reported for the years ended prior to December 31, 1993 do not reflect this reclassification because the amounts subject to reclassification were not material.

ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC:

The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are obligated to adhere to the policy of the Federal Communications Commission ("FCC") whereby traffic from the foreign country is routed to international carriers, of which the Company is one, in the same proportion as traffic carried into the foreign country. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon tariff rate. Although the Company can estimate the amount of inbound traffic it will receive, under the FCC's proportional share policy, it generally must wait up to six months before it actually receives the inbound traffic.

The Company utilizes the net settlement concept that is inherent in the operating agreements as the basis for its accounting policy for international long distance traffic. Under this approach, the margin on outbound calls (recognizing that the proportionate return of the actual inbound call is received generally on a six-month lag) are normalized to reflect the implicit overall earning rate concept of the contract. Accordingly, a portion of the outbound call fee due the foreign carrier is deferred and accounted for as a cost attributable to the revenue associated with the inbound call. All costs deferred are expensed six months later and offset against the revenues recognized upon receipt of return traffic. The amount of cost deferral at December 31, 1994 was $14.7 million, and is included in other assets in the accompanying consolidated financial statements.

LINE COSTS:

Line costs primarily include right-of-way payments and all payments to local exchange carriers ("LECs"), interexchange carriers and post telephone and telegraph administrations ("PTTs") primarily for access and transport charges. Line costs for 1994, 1993 and 1992 were reduced by estimated refunds receivable relating to earnings in excess of authorized levels by LECs. During 1986, the FCC adopted rules to monitor interstate access earnings of LECs and to require refunds to interexchange carriers of these overearnings. These estimated refunds receivable relate to the monitoring periods through 1990. The total estimated refunds receivable by the Company for both of these matters were approximately $9.0 million and $3.2 million at December 31, 1994 and 1993, respectively.

INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provisions of the enacted tax laws. See Note 9.

EARNINGS PER SHARE:

For the years ended December 31, 1993 and 1992, earnings per share are calculated based on the weighted average number of shares outstanding during the period plus the dilutive effect of stock options and warrants determined using the treasury stock method. For the year ended December 31, 1994, earnings per share were calculated based on the weighted average number of shares outstanding during the period. The effect of common stock equivalents was not considered in this period because the effect of such options and warrants would have been anti-dilutive. For all periods presented, conversion of the LDDS convertible preferred stock and convertible subordinated debt was not assumed because the effect is anti-dilutive.

Average common shares and common equivalent shares utilized were 157,805,000; 137,927,000; and 112,653,000, respectively, for primary earnings per share and 157,805,000; 140,796,000; and 113,053,000, respectively, for fully diluted earnings per share, for the years ended December 31, 1994, 1993 and 1992.

STOCK SPLITS:

On December 7, 1992, the Board of Directors authorized a 3-for-2 stock split in the form of a 50% stock dividend which was distributed on January 14, 1993 to shareholders of record on December 21, 1992. On November 18, 1993, the Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend which was distributed on January 6, 1994, to shareholders of record on December 7, 1993. Upon effectiveness of the Prior Mergers on September 15, 1993, each share of the outstanding common stock of LDDS-TN was converted into the right to receive 0.9595 shares of the Common Stock.

During the periods presented, IDB authorized a 5% stock dividend paid in 1992 as well as a 3.15-to-1 common stock split effective on February 4, 1994.

All per share data and numbers of common shares have been retroactively restated to reflect the effect of the stock splits, stock dividends and the exchange ratio of 0.9595.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents. Highly liquid investments with original maturities beyond three months are classified as short-term investments and carried at fair value, which approximates cost. Short-term investments principally consist of tax exempt municipal bonds and corporate bonds.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 116, "Accounting for Contributions Received and Contributions Made." In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 116 and SFAS No. 118 are effective for fiscal years beginning after December 15, 1994. Management believes that adoption of these standards will not have a material effect on the Company's consolidated results of operations or financial position.

RECLASSIFICATIONS:

Certain consolidated financial statement amounts have been reclassified for consistent presentation.

(2)      BUSINESS COMBINATIONS -

Upon effectiveness of the Prior Mergers, each share of the outstanding common stock of LDDS-TN was converted into the right to receive 0.9595 shares of Common Stock. The 500,000 shares of LDDS-TN Series B 6.5% Cumulative Senior Perpetual Convertible Preferred Stock outstanding were converted into 2,000,000 shares of LDDS Series 2 6.5% Cumulative Senior Perpetual Convertible Preferred Stock having a liquidation value of $25 per share and a conversion price of $11.81171 per share (the "Series 2 Preferred Stock"). As a result of the consummation of the Prior Mergers, Metromedia Company ("Metromedia"), the sole stockholder of MCC, received 2,758,620 shares of the Common Stock, 10,896,785 shares of LDDS Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock having a liquidation value of $50 per share and a conversion price of $24.9046875 per share (the "Series 1 Preferred Stock"), warrants to purchase 5,000,400 shares of the Common Stock, and $150.0 million in cash. The common stock of Resurgens was unchanged in the Prior Mergers.

For accounting purposes, LDDS-TN was the survivor because the former shareholders of LDDS-TN acquired majority ownership of the Company. The Prior Mergers have been accounted for as purchases, and the excess purchase price over net tangible assets acquired has been recorded based upon an estimate of fair values of assets acquired and liabilities assumed.

The Company has acquired other long distance companies offering similar or complementary services to those offered by the Company. Such acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of the Company's common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through the Company's bank loan agreements. See Note 4.

Most of the acquisitions have been accounted for as purchases and resulted in an excess of the purchase costs over the net tangible assets acquired. These costs, composed primarily of goodwill, are amortized over 40 years using the straight-line method. The results of those purchased businesses have been included since the dates of acquisition. Business combinations which have been accounted for as poolings-of-interests have been included in all periods presented. The table below sets forth information concerning certain other recent acquisitions which were accounted for as purchases.


                                                                                          Allocation of Excess Costs
                                                                   Purchase Price         Over Tangible Assets Acquired
                                                              ------------------------    -----------------------------
                                                                     Shares Issued
                                       Acquisition                 ------------------        Customer
Acquired Entity                           Date           Cash      Number      Value     Acquisition Cost      Goodwill
---------------                      --------------      ------    ------      ------    ----------------      --------
                                                                         (In thousands)

AmeriCall/First Phone ("AmeriCall")        February 1992     $28,500     973    $  6,500     $         -    $    40,400

Prime Telecommunications ("Prime")         March 1992              -     946      10,257            1,321        11,901

TFN Group Communications, Inc.             August 1992           500   1,015      11,391            1,639        14,750
  ("TFN")

TelaMarketing Investments, Ltd.            September 1992     22,400       -           -            2,452        22,066
  ("TMI")

World Communications, Inc.                 December 1992           -       *      59,300                -        38,600
  ("WorldCom")/Houston International
   Teleport ("HIT")

Dial-Net, Inc.                             March 1993         31,200   2,746      50,095           10,139        91,255
  ("Dial-Net")

MCC/Resurgens                              September 1993    150,000      **   1,097,915                -     1,269,105

TRT Communications, Inc. ("TRT")           September 1993      1,000   6,760      79,000                -        39,000



--------------------
* Represents 6,233,250 shares of Common Stock and 34,000 shares of IDB's convertible preferred stock having an aggregate liquidation preference of $34.0 million and an annual cash dividend yield of 4%.

** See the first paragraph of Note 2 for a description of the common and preferred shares and warrants issued.

In addition to those acquisitions listed above, the Company or its predecessors completed several smaller acquisitions during 1992 through 1994.

On January 5, 1995, LDDS completed the WilTel Acquisition for approximately $2.5 billion in cash. The WilTel Acquisition was effected pursuant to a Stock Purchase Agreement dated as of August 22, 1994, by and among LDDS, Williams and WTG Holdings, Inc. The WilTel Acquisition is being accounted for as a purchase for financial reporting purposes. The funds paid to Williams were obtained by LDDS under a new credit facility entered into on December 21, 1994. See Note 4.

The following unaudited pro forma combined results of operations for the Company assume that the WilTel Acquisition as well as the 1993 acquisitions of Dial-Net, Resurgens, MCC and TRT were completed on January 1, 1993.

                                                       For the Year Ended December 31,
                                                      -------------------------------
                                                           1994             1993
                                                        -----------      ----------
                                                   (In thousands, except per share data)


Revenues                                                $ 3,067,994      $ 2,631,740
Loss before extraordinary item                             (202,933)          (3,385)
Loss applicable to common
   shareholders                                            (202,933)        (11,334)
Loss per common share:
   Loss before extraordinary item                            (1.29)           (0.02)
   Net  loss                                                 (1.29)           (0.08)

The following unaudited pro forma combined results of operations for the Company assume that the acquisitions of Dial-Net, Resurgens, MCC and TRT and the 1992 acquisitions of AmeriCall, Prime, TFN, TMI, WorldCom and HIT were completed at the beginning of 1992.

                                                             For the Year Ended December 31, 1992
                                                             ------------------------------------
                                                             (In thousands, except per share data)

Revenues                                                                $1,727,361

Loss before extraordinary item                                             (83,336)
Loss applicable to common
   shareholders                                                            (89,136)
Loss per common share:
   Loss before extraordinary item                                            (0.59)
   Net loss                                                                  (0.63)

These pro forma amounts represent the historical operating results of these acquired entities combined with those of the Company with appropriate adjustments which give effect to interest expense, amortization and the common shares issued. These pro forma amounts are not necessarily indicative of operating results which would have occurred if AmeriCall, Prime, TFN, TMI, WorldCom, HIT, Dial-Net, Resurgens, MCC, TRT and the WilTel Acquisition had been operated by current management during the periods presented because these amounts do not reflect full network optimization and the synergistic effect on operating, selling, general and administrative expenses.

(3)      DIRECT MERGER COSTS, RESTRUCTURING AND OTHER CHARGES -

RESTRUCTURING AND OTHER CHARGES:

As a result of the IDB Merger and the ATC Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate personnel, physical facilities and service capacity, to abandon certain products and marketing activities, and to further take advantage of the synergy available to the combined entities. Accordingly, the Company charged to operations during the fourth quarter of 1994 for the IDB Merger and during the fourth quarter of 1992 for the ATC Merger, the estimated costs of such reorganization and restructuring activities, including employee severance, physical facility abandonment, and duplicate service capacity.

In addition, in 1992 the Company determined to resolve certain legal, regulatory and administrative matters which were outstanding prior to the ATC Merger and reflected as other charges the amounts estimated as the cost to ultimately resolve such issues.

The following table reflects the components of the significant items shown as Restructuring and other charges in 1994, 1993 and 1992 (in thousands):

                                                                                   For the Year Ended December 31,
                                                                                 -----------------------------------
                                                                                1994             1993            1992
                                                                                ----             ----            ----
Severance costs                                                                $18,702           $  691       $   3,878
Duplicate facilities and other restructuring                                    13,990                -          27,321
Provision for settlement of certain legal issues                                 8,000                -           7,200
Write-off of receivables from other telecommunications providers                     -                -           7,341
Settlement of disputes with other providers                                          -                -           4,900
Additional provision for uncollectible receivables                                   -                -          17,499
Reduction in carrying amount of certain assets                                   2,423            4,954           5,220
Other                                                                              589              275           6,479
                                                                               -------           ------        --------
                                                                               $43,704           $5,920        $ 79,838
                                                                               =======           ======        ========

As of December 31, 1994, $25.8 million and $14.7 million related to restructuring and other charges in connection with the IDB Merger are included in accrued restructuring costs and other long-term liabilities, respectively, in the accompanying consolidated financial statements. In 1994, 70.4% of the severance costs recorded as restructuring and other charges relates to accruals made in relation to three former executive officers of IDB pursuant to change of control provisions in pre-existing employment agreements.

During 1993, plans were approved to reduce IDB's cost structure and to improve productivity. Such plans included a reduction in the number of employees and the disposition of certain assets. The Consolidated Statement of Operations for 1993 includes a charge of $5.9 million relating to this program.

DIRECT MERGER COSTS:

Direct merger costs of $15.0 million and $7.3 million were related to the IDB Merger (in 1994) and the ATC Merger (in 1992), respectively. These costs include professional fees, proxy solicitation costs, travel and related expenses and certain other direct costs attributable to these mergers.

PROVISION TO REDUCE THE CARRYING VALUE OF CERTAIN ASSETS:

During 1994 several events occurred which caused the Company to evaluate the realization of its investment in the assets of IDB Broadcast. These events included a proposed but never consummated sale of IDB Broadcast at amounts significantly below book value, and the continued emergence of telecommunications as the core business of IDB (making IDB Broadcast a non-core operation). These factors, combined with broad economic factors adversely impacting broadcast assets in general, have caused a decline in the value of the Company's investment in these assets.

The Company has assessed the impact of these factors relative to its ability to recover the recorded values of these assets, and determined that such values should be reduced. Accordingly, the Company recorded adjustments of $48.5 million, to reduce the carrying value of these broadcast assets (primarily intangible assets and property and equipment) to the Company's best estimate of the net realizable value. Subsequent to December 31, 1994, the Company sold its simulcasting operations and entered into an agreement to outsource the management of the remaining IDB Broadcast operations.

(4)      LONG-TERM DEBT -

Long-term debt outstanding consists of the following (in thousands):

                                                                                           December 31,
                                                                                    ---------------------------
                                                                                       1994              1993
                                                                                    ----------       ----------
Reducing revolving credit agreements                                                $  468,850       $  391,250
Convertible subordinated notes                                                         195,500          195,500
Senior notes                                                                           123,000          123,000
Other debt (maturing through 1997)                                                       6,651           20,273
                                                                                    ----------       ----------
                                                                                       794,001          730,023
Less:  Short-term debt and current maturities                                            5,996            8,543
                                                                                    ----------       ----------
                                                                                    $  788,005       $  721,480
                                                                                    ==========       ==========

In December 1994, LDDS entered into a new credit facility to finance the WilTel Acquisition, refinance LDDS' existing credit facilities and provide additional working capital. The credit facility is comprised of a $2.16 billion, six-year reducing revolving credit facility (the "Revolving Facility Commitment") and a $1.25 billion, two-year term facility (the "Term Principal Debt"). The maximum principal amount permitted to be outstanding under the Revolving Facility Commitment will be reduced at the end of each fiscal quarter, commencing September 30, 1996, in varying amounts, and the outstanding balance must be paid in full on December 31, 2000. The Term Principal Debt matures in a single installment on December 31, 1996. The Revolving Facility Commitment and the Term Principal Debt bear interest, payable quarterly, at a rate per annum equal to the lesser of: a Base Rate plus applicable margin, the London Interbank Offering Rate ("LIBOR") plus applicable margin, any Competitive Bid Rate or the Money Market Rate. The applicable margin varies from 0% to 3/8% for Base Rate Borrowings and 1/2% to 1.5% for LIBOR Rate Borrowings from time to time based upon the lower of a specified financial test or LDDS' long-term debt rating. The credit facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by LDDS and restricts the payment of cash dividends to LDDS' shareholders. The credit facility is also subject to an annual commitment fee not to exceed 0.375% of any unborrowed portion of the credit facility.

The $3.41 billion credit facility was utilized by the Company on January 5, 1995, in conjunction with the WilTel Acquisition and all debt outstanding under LDDS' previous credit facilities and the $123.0 million in senior notes was repaid. At December 31, 1994, the weighted average interest rate under the previous credit facilities was 6.86%. Based on the balance outstanding at December 31, 1994, and the underwritten commitment available to the Company under the credit facility, the entire balance outstanding under the Company's previous credit facilities has been classified as long-term debt in the accompanying consolidated financial statements at December 31, 1994. The aggregate principal repayments and reductions required in each of the years ending December 31, 1995 through December 31, 1999 and thereafter are as follows (in thousands):

         1995                                               $  5,996
         1996                                                592,170
         1997                                                    135
         1998                                                    150
         1999                                                     50
         Thereafter                                          195,500
                                                            --------
                                                            $794,001
                                                            ========

At December 31, 1994, the Company also had various uncommitted short-term note facilities available at negotiated rates.

On February 24, 1995, the Company entered into financial hedging agreements with various financial institutions, in connection with the credit facility. The hedging agreements establish fixed rates of interest ranging from 8.25% to 8.3125% on an aggregate notional value of $1.7 billion. These contracts range in duration from one to two years with $845.4 million maturing in each of the years ending 1996 and 1997.

On August 20, 1993, IDB issued $195.5 million of convertible subordinated notes (the "Notes"), proceeds of which were approximately $189.6 million net of direct fees and expenses. Interest on the Notes is payable semiannually on February 15 and August 15 of each year at an interest rate of 5% per annum.
The Notes are convertible at the option of the holder at anytime prior to maturity into LDDS Common Stock at approximately $38.07 per share. The Notes include certain anti-dilution rights and rights with regard to changes in control. At its option, the Company may redeem the Notes at any time after August 1996, but will incur a redemption premium. The Notes mature and are due in full on August 15, 2003.

IDB used the proceeds of this issue, together with the proceeds of a May 1993 common stock issuance to repay and defease substantially all of its then existing debt. The repayment and defeasance of this debt resulted in an extraordinary charge of $7.9 million, net of income tax benefit of $5.6 million, which represents payment of debt redemption premiums and the write-off of unamortized debt issuance costs.

In December 1992, the Company refinanced its existing debt with a senior bank credit facility and senior notes of the Company. As a result of this refinancing, the Company incurred prepayment penalties and wrote off the unamortized portion of costs associated with the refinanced debt, resulting in an extraordinary charge of $5.8 million, net of related tax benefits of $3.6 million.

(5)      PREFERRED STOCK -

As a result of the Prior Mergers, 10,896,785 shares of the Series 1 Preferred Stock were issued to Metromedia, the sole stockholder of MCC. Also in 1993, the IDB convertible preferred stock issued in connection with the acquisition of WorldCom and HIT was converted into common stock of IDB. See Note 2.

In May 1992, the Company issued 500,000 shares of no par, 6.5% cumulative senior perpetual convertible preferred stock for $50 million. The net proceeds of the issue ($46.6 million after issuance costs) were used to reduce outstanding indebtedness. These shares were converted into 2,000,000 shares of the Series 2 Preferred Stock upon effectiveness of the Prior Mergers.

The holders of the Series 1 and 2 Preferred Stock generally have the right to vote together as a single class with holders of Common Stock based on one vote for each share of Common Stock issuable upon conversion of the respective series of preferred stock. In addition, the holders of the Series 1 Preferred Stock have certain class voting rights with respect to certain voting matters. The approval of the holders of two-thirds of the shares of Series 2 Preferred Stock is required for certain extraordinary transactions or, alternatively, such shares must be redeemed at a specified premium.

(6)      LEASES AND OTHER COMMITMENTS -

The Company leases office facilities and certain equipment under noncancellable operating leases having initial or remaining terms of more than one year. In addition, the Company leases a right-of-way from a railroad company under a fifteen-year lease with three fifteen-year renewal options. The base rent is adjusted periodically by the increase in the consumer price index and additional charges are incurred equal to 1% of the gross intrastate revenues (in excess of $7.5 million) generated by the operations of the transmission system on the right-of-way. Rental expense under these operating leases was $30.9 million, $29.9 million, and $14.5 million in 1994, 1993 and 1992, respectively.

At the end of 1994, minimum lease payments under noncancellable operating leases were as follows (in thousands):

                                                                              Minimum
    Year                                                                   Lease Payments
    -----                                                                  --------------
    1995                                                                      $40,307
    1996                                                                       32,885
    1997                                                                       28,543
    1998                                                                       24,476
     1999                                                                      18,302

Certain of the Company's facility leases include renewal options, and all leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

Under certain transponder agreements, the Company receives favorable rates if its purchases of transponder capacity exceed certain minimum requirements. The Company is charged, and accrues expenses, for transponder capacity at a price computed based upon the assumption that its purchases will exceed the minimum levels. If the Company's subsequent use of transponder capacity falls below the minimum levels, the Company will be subject to retroactive charges for the transponder capacity. To date, the Company has met all minimum usage requirements.

At December 31, 1994, the Company was also committed under noncancellable, noncapitalized service agreements for fixed cost transmission facilities that require minimum payments of approximately $71.4 million in 1995, $68.9 million in 1996, $65.4 million in 1997, $65.4 million in 1998 and $15.0 million in 1999.

LDDS also has agreements with a company that installs, operates and maintains certain LDDS data processing, telecommunications and billing systems. The agreements expire in 2000 and are renewable on an annual basis thereafter. The agreements require minimum annual payments of approximately $16.6 million.

(7)      CONTINGENCIES -

SHAREHOLDER LITIGATION. On May 23, 1994, Deloitte & Touche LLP ("Deloitte") resigned as IDB's independent auditors. Deloitte has stated it resigned as a result of events surrounding the release and reporting of IDB's financial results for the first quarter of 1994. In submitting its resignation, Deloitte informed IDB management and the Audit Committee of the IDB Board of Directors that there had been a serious breakdown in IDB's process of identifying, analyzing and recording IDB's business transactions which prohibited Deloitte from the satisfactory completion of a quarterly review, and that Deloitte was no longer willing to rely on IDB management's representations regarding IDB's interim financial statements. IDB announced Deloitte's resignation on May 31, 1994. On June 24, 1994, upon the recommendation of the independent members of IDB's Audit Committee, IDB retained Arthur Andersen LLP as its new independent auditors. On August 1, 1994, IDB announced that it would restate its reported financial results for the quarter ended March 31, 1994 to eliminate approximately $6.0 million of pre-tax income, approximately $5.0 million of which related to a sale of transponder capacity and approximately $1.0 million of which related to purchase accounting adjustments and on August 22, 1994,

IDB filed Amendment No. 1 on Form 10-Q/A restating its 1994 first quarter results in order to eliminate previously recorded items. Certain of these items were among those as to which Deloitte had expressed disagreement. On November 21, 1994, IDB filed Form 10- Q/A amendments to its reported first and second quarter financial results making the previously announced changes and reflecting the effect of IDB's method of accounting for international long distance traffic, thereby reducing its first quarter net income from $0.12 per share, as originally reported, to $0.05 per share and, when combined with adjustments for income tax effects, increasing its second quarter net loss from $0.20 per share as originally reported, to $0.27 per share.

A number of class action complaints (on behalf of persons who purchased certain IDB securities) and stockholder derivative actions (on behalf of IDB) were filed against IDB and its former directors and certain former officers of IDB and other parties. The U.S. District Court for the Central District of California ordered the class action complaints and one of the derivative actions consolidated and styled In re IDB Communications Group, Inc. Securities Litigation (Case No. CV-94-3618-RG (JGx)). An amended complaint was filed with the District Court on November 18, 1994 consolidating all of the class and derivative actions. IDB, certain of its former directors and officers and other parties are named as defendants in the consolidated complaint. The class action claims allege violations of federal and state securities laws and state corporate laws for disseminating allegedly false and misleading statements concerning IDB's earnings and accounting practices. The derivative claims allege that IDB's former officers and directors breached their fiduciary duties to IDB by trading on inside information, accepting bonuses based on false and inflated IDB financial results and exposing IDB to liability under the securities laws, and include claims for gross negligence and violation of the state corporate laws. Plaintiffs sought damages, restitution to IDB, injunctive relief, punitive damages, and costs and attorneys' fees.

IDB, LDDS and representatives of the plaintiffs in the foregoing litigation entered into a Stipulation of Settlement (the "Stipulation"). The Stipulation provides that all claims for the period April 27, 1992 through August 1, 1994, inclusive, that were or could have been asserted by the plaintiffs against IDB or any of the other defendants in the consolidated action, or in any court with respect to the fairness or adequacy of the consideration paid to IDB stockholders in the IDB Merger and the accuracy of related disclosures made by the IDB defendants or LDDS, or on behalf of or by IDB against former IDB directors and officers will, subject to the fulfillment of certain conditions and the approval of the court, be settled and released and the litigation dismissed in its entirety with prejudice in exchange for payments totalling $75.0 million. The settlement and releases do not affect any claims of persons who purchased IDB securities outside the period April 27, 1992 through August 1, 1994, inclusive, or who timely and validly opt out.

In the third quarter of 1994, the Company recorded a $76.0 million charge, representing the estimated settlement liability of $75.0 million plus $1.0 million in related legal costs.

Following a February 27, 1995 hearing to determine whether the settlement should be finally approved by the District Court, on March 16, 1995, the court entered a judgment approving the settlement, except as to fee applications submitted by class and derivative counsel. The litigation will be settled and dismissed on the terms described herein, provided no appeal is taken and two related state court actions are dismissed as contemplated by the Stipulation. The settlement is not contingent on the amount of class and derivative counsel fees and expenses ultimately approved by the court.

IDB is a party to indemnification agreements with certain of the defendants in the actions described above, including IDB's former officers and directors, certain selling shareholders and certain underwriters. IDB's former officers and directors are not covered by any applicable liability insurance. LDDS has agreed to provide indemnification to IDB's former officers and directors under certain circumstances pursuant to the agreement relating to the IDB Merger.

On June 9, 1994, the SEC issued a formal order of investigation concerning certain matters, including IDB's financial position, books and records and internal controls and trading in IDB securities on the basis of non-public information. The SEC has issued subpoenas to LDDS, IDB and others, including certain former officers of IDB, in connection, with its investigation. The NASD and other self-regulatory bodies have also made inquiries of IDB concerning similar matters.

In October and November 1994, the U.S. Attorney's Office for the Central District of California issued grand jury subpoenas to IDB seeking documents relating to IDB's first quarter results, the Deloitte resignation, trading in IDB securities and other matters, including information concerning certain entities in which certain former officers of IDB are personal investors and transactions between such entities and IDB. IDB has been informed that a criminal investigation has commenced. In early 1995, the U.S. Attorney's Office issued a grand jury subpoena to LDDS arising out of the same investigation seeking certain documents relating to IDB.

The outcome of any of the foregoing litigation or investigations has not been determined.

AT&T PATENTS. AT&T has written the Company claiming that certain of the Company's long distance telephone services (including certain 800 services, operator services and calling card services) make unauthorized use of AT&T patents. Similar claims have been asserted against other long distance carriers. AT&T has stated that it will enforce its patent rights and requested that the Company and other carriers enter into patent license agreements. The Company has had discussions with AT&T and is currently evaluating AT&T's claims. The Company is not yet in a position to predict whether this matter will lead to litigation. In a related development, MCI has brought suit against AT&T alleging that certain of these same patents are invalid under the patent laws or unenforceable due to representations made by AT&T to the District Court at the time of the AT&T Divestiture Decree. AT&T has counterclaimed against MCI alleging patent infringement. The Company could be adversely affected if, as a result of litigation or otherwise, it was required to pay substantial patent royalties to AT&T. However, the ultimate outcome of this issue, or the amount of any such patent royalties which might be required, cannot be determined at this time.

REGULATORY MATTERS. By virtue of a decision of the U.S. Court of Appeals for the D.C. Circuit released November 13, 1992, concerning the FCC's policy of forebearing from tariff regulation of non-dominant IXC's, could subject the Company to complaints seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to be injured by the Company's past failure to file tariffs or specify actual rates under certain circumstances in reliance on the FCC's forbearance policy. The Court 1992 decision does not, however, require the

FCC to assess forfeitures or damages or take any other specific enforcement action against those carriers who relied upon its former policy, although it does direct the FCC to give further consideration to the issue of damages. At this time, the Company cannot predict either the likelihood of the filing of such complaints or the likelihood that such complainants would prevail in any complaint proceedings. WorldCom Network Services, Inc., formerly WilTel, Inc., a subsidiary of the Company, is the defendant to such a complaint filed by AT&T. The financial responsibility for the actions of WilTel, Inc. in regard to this complaint has been assumed by Williams. The Company does not believe that the resolution of that complaint will have a material adverse effect on its business or operations.

OTHER. The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company.

While the results of these legal and regulatory proceedings contain an element of uncertainty, LDDS believes that the probable outcome of any of the legal or regulatory matters, or all of them combined, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

(8)      EMPLOYEE BENEFIT PLANS -

STOCK OPTION PLANS:

The Company has several stock option plans under which options to acquire up to
30.3 million shares may be granted to directors, officers and certain employees of the Company. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant. As of December 31, 1994, 17.4 million options had been granted under these plans.

The Company has granted options to an investment banker to purchase a total of
1.6 million shares of Common Stock as compensation for services received in connection with certain acquisitions. The Company granted Metromedia warrants to purchase 2.5 million shares of Common Stock at $7.75 per share and warrants to purchase an additional 2.5 million shares at $8.95 per share. Additionally, there are outstanding warrants to acquire 3.7 million shares of Common Stock at prices ranging from $1.76 to $8.00 which were granted by Resurgens prior to the Prior Mergers. All of the aforementioned warrants and options are reflected in the table below.

Additional information regarding options and warrants granted and outstanding is summarized below:

                                                                   Number of                       Exercise
                                                                    Options                         Price
                                                                 ------------                 -----------------
Balance, December 31, 1991                                         8,763,656               $     0.59 - $  9.83
       Granted to employees/directors                              2,212,046                     1.60 -   10.85
       Exercised                                                  (2,080,984)                    0.59 -    9.21
       Expired or canceled                                        (1,107,364)                    3.17 -    5.76
                                                                  -----------

                                                                   Number of                       Exercise
                                                                    Options                         Price
                                                                 ------------                 -----------------
Balance, December 31, 1992                                         7,787,354                     0.59 -   10.85
       Granted to employees/directors                              2,665,875                    17.46 -   30.13
       Assumed in connection with acquisition                      5,986,934                     1.76 -    8.00
       Granted in connection with acquisition                      5,200,400                     7.75 -   23.25
       Exercised                                                  (5,650,547)                    1.45 -   17.46
       Expired or canceled                                           (28,571)                    0.29 -   26.46
                                                                 ------------

Balance, December 31, 1993                                        15,961,445                     0.59 -   30.13
       Granted to employees/directors                              1,750,710                    17.75 -   19.25
       Granted in connection with acquisition                         61,550                    22.02 -   23.00
       Exercised                                                  (3,209,233)                    0.59 -   17.88
       Expired or canceled                                          (167,417)                    1.76 -    8.00
                                                                 ------------

Balance, December 31, 1994                                        14,397,055               $     0.59 -  $30.13
                                                                  ==========

401(K) PLANS:

The Company and its subsidiaries offer its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $9,240. The Company matches individual employee contributions up to a maximum level which in no case exceeds 6% of the employee's compensation.

Expenses recorded by the Company relating to its 401(k) plans were $3.1 million, $2.2 million, and $1.2 million for the years ended December 31, 1994, 1993, and 1992, respectively.

(9)      INCOME TAXES -

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." When SFAS No. 109 was adopted, the cumulative effect of this change in accounting principle was not material to the Company.

The provision for income taxes is composed of the following (in thousands):

                                                                       1994            1993             1992
                                                                      -------        --------         --------
Current                                                               $48,855        $ 32,340         $ 10,118
Deferred                                                               24,961          53,259            4,051
                                                                      -------        --------         --------
Total provision for income taxes                                      $73,816        $ 85,599         $ 14,169
                                                                      =======        ========         ========


The following is a reconciliation of the provisions for income taxes to the expected amounts using the statutory rate:

                                                                     1994             1993             1992
                                                                    ------           ------           ------

Expected statutory amount                                           (35.0)%           35.0%            34.0%
Nondeductible amortization of excess of
  cost over net tangible assets acquired                             37.1              3.8             16.7
State income taxes                                                    5.7              2.0              3.8
Effect of Company Owned Life Insurance                               (3.4)             (.6)            (6.6)
Direct merger, restructuring and other charges                       20.7               -              14.0
Write-down of assets                                                 26.1               -                -
Valuation allowance                                                  96.6               -                -
Gain on disposal of assets                                             -                -               (.8)
Dividend                                                               -                -              (1.0)
Other                                                                 4.9               .6              2.8
                                                                    -----            -----             ----
Actual tax provision                                                 152.7 %           40.8 %          62.9 %
                                                                     =====             ====            ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

At December 31, 1994 , the Company had unused net operating loss ("NOL") carryforwards of approximately $497.2 million which expire in various amounts during the years 2000 through 2009. These NOL carryforwards which include $90.0 million generated by IDB in 1994 are primarily attributable to the preacquisition operations of acquired subsidiaries. These NOL carryforwards result in a deferred tax asset of approximately $192.3 million at December 31, 1994. A valuation allowance of $113.0 million has been established related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers the acquired company's prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered.

Approximately $158.0 million of the Company's deferred tax assets are related to preacquisition NOL carryforwards or temporary differences attributable to entities acquired in transactions accounted for as purchases. Accordingly, any future reductions in the valuation allowance related to such deferred tax assets will result in a corresponding reduction in goodwill. If, however, subsequent events or conditions dictate an increase in the valuation allowance attributable to such deferred tax assets, income tax expense for the period of the increase will be increased accordingly.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 (in thousands).

                                                                     December 31,
                                              ----------------------------------------------------------
                                                        1994                              1993
                                              ------------------------          ------------------------
                                              Assets       Liabilities          Assets       Liabilities
                                              -------      -----------          ------       -----------
Allowance for bad debts                    $  7,097         $       -          $  8,053        $     -
Depreciation/amortization                         -            57,509                 -         35,625

Acquisition base differences                 45,791                 -            64,570              -
Leases                                        6,632                 -             2,534              -
Line installation costs                           -            10,817                 -          3,457
NOL carryforwards                           192,309                 -           127,253              -
Restructuring and other charges              11,339                 -             1,945              -
Other                                         7,158            12,177            11,720         15,572
                                           --------           -------          --------        -------
                                            270,326            80,503           216,075         54,654
Valuation allowance                        (113,016)                -           (61,225)             -
                                           --------           -------          --------        -------
                                           $157,310           $80,503          $154,850        $54,654
                                           ========           =======          ========        =======


The change in the valuation allowance for the year ended December 31, 1994 was an increase of $51.8 million. This change was made to provide for uncertainties surrounding the realization of a portion of the NOL carryforwards generated by IDB in 1994 and preacquisition NOL carryforwards attributable to entities acquired by IDB in transactions accounted for as purchases in prior years.

(10)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid by the Company during the years ended December 31, 1994, 1993 and 1992 amounted to $48.5 million, $35.7 million and $35.0 million, respectively. Income taxes paid during the years ended December 31, 1994, 1993 and 1992 were $12.8 million, $10.6 million and $19.9 million, respectively.

In conjunction with business combinations during the years ended December 31, 1994, 1993, and 1992 (see Note 2), assets acquired, liabilities assumed and common stock issued were as follows (in thousands):

                                                                     December 31,
                                                        ---------------------------------------
                                                         1994            1993             1992
                                                        ------          ------           ------
Fair value of assets acquired                          $ 13,522       $  503,449         $116,276
Excess of cost over net
 tangible assets acquired                               157,934        1,401,290          142,578
Liabilities assumed                                     (62,322)        (389,961)        (104,893)
Common and treasury
 stock issued                                           (17,384)      (1,230,381)         (89,455)
                                                       --------       ----------         --------
Cash paid                                              $ 91,750       $  284,397         $ 64,506
                                                       ========       ==========         ========

(11)   UNAUDITED QUARTERLY FINANCIAL DATA -

                                                                  Quarter Ended
                        ----------------------------------------------------------------------------------------------------
                               March 31,                June 30,                September 30,               December 31,
                               --------                 -------                 ------------                -----------
                           1994       1993          1994       1993          1994         1993          1994          1993
                        ---------   --------      --------   --------      ---------    --------      ---------     --------
                                                      (in thousands, except per share data)
Revenues:
  IDB                   $ 114,487   $ 68,491      $132,593   $ 75,901      $ 131,020    $ 76,978      $ 145,259     $117,994
  LDDS                    411,280    219,011       424,485    251,514        439,771     281,788        433,078      392,401
  Intercompany
   elimination             (1,872)    (2,416)       (1,760)    (1,944)        (2,233)     (2,366)        (5,343)      (3,095)
                        ---------   --------      --------   --------      ---------    --------      ---------     --------
  Combined                523,895    285,086       555,318    325,471        568,558     356,400        572,994      507,300
                        =========   ========      ========   ========      =========    ========      =========     ========
Operating income:
  IDB                       8,578      9,388       (18,850)    10,511        (56,827)     11,692       (170,571)       9,010
  LDDS                     67,735     33,980        75,598     41,254         81,889      52,785         82,186       70,213
                        ---------   --------      --------   --------      ---------    --------      ---------     --------
  Combined                 76,313     43,368        56,748     51,765         25,062      64,477        (88,385)      79,223
                        =========   ========      ========   ========      =========    ========      =========     ========
Income (loss) before
 extraordinary item:
  IDB                       4,150      4,444       (19,987)     5,358       (154,683)      6,003       (113,970)       4,334
  LDDS                     35,941     17,189        39,799     21,323         42,927      28,441         43,665       37,229
                        ---------   --------      --------   --------      ---------    --------      ---------     --------
  Combined                 40,091     21,633        19,812     26,681       (111,756)     34,444        (70,305)      41,563
                        =========   ========      ========   ========      =========    ========      =========     ========
Net income (loss):
  IDB                       4,150      4,444       (19,987)     5,358       (154,683)     (1,946)      (113,970)       4,334
  LDDS                     35,941     17,189        39,799     21,323         42,927      28,441         43,665       37,229
                        ---------   --------      --------   --------      ---------    --------      ---------     --------
  Combined                 40,091     21,633        19,812     26,681       (111,756)     26,495        (70,305)      41,563
                        =========   ========      ========   ========      =========    ========      =========     ========
Preferred dividend
requirement:
  IDB                           -        378             -        340              -         340              -          174
  LDDS                      6,938        813         6,952        813          6,938       1,887          6,938        6,938
                        ---------   --------      --------   --------      ---------    --------      ---------     --------
  Combined                  6,938      1,191         6,952      1,153          6,938       2,227          6,938        7,112
                        =========   ========      ========   ========      =========    ========      =========     ========
Earnings (loss) per
 common share:
  Income (loss) before
  extraordinary item:
  IDB                        0.05       0.07         (0.27)      0.09          (2.08)       0.09          (1.52)        0.06
  LDDS                       0.23       0.16          0.26       0.20           0.28        0.25           0.28         0.24
  Combined                   0.20       0.17          0.08       0.20          (0.75)       0.24          (0.49)        0.21
  Net income (loss):
  IDB                        0.05       0.07         (0.27)      0.09          (2.08)      (0.03)         (1.52)        0.06
  LDDS                       0.23       0.16          0.26       0.20           0.28        0.25           0.28         0.24
  Combined                   0.20       0.17          0.08       0.20          (0.75)       0.18          (0.49)        0.21

In the fourth quarter of 1994, the Company undertook restructuring and reorganizational activities in connection with the IDB Merger. As a result, direct merger costs of $15.0 million and restructuring charges of $43.7 million were charged to operations. See Note 3.

In the third quarter of 1994, the Company recorded a $76.0 million charge related to a shareholder litigation settlement. See Note 7. Also, in the third and fourth quarters of 1994, the Company recorded adjustments of $35.0 million and $13.5 million, respectively, related to the write-down of certain IDB Broadcast assets. See Note 3.

During the fourth quarter of 1993, plans were approved to reduce IDB's cost structure and to improve productivity. Accordingly, the consolidated statement of income for 1993 includes a charge of $5.9 million relating to this program. See Note 3.

In the third quarter of 1993, IDB repaid certain debt amounts which resulted in an extraordinary charge of $7.9 million, net of income tax benefit of $5.6 million, which represented payment of debt redemption premiums and the write-off of unamortized debt issuance costs. See Note 4.

                           LDDS COMMUNICATIONS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                              Additions
                                                     ----------------------------
                                       Balance at    Charged to                       Deductions                Balance at
                                       Beginning      Costs and     From Purchase      Accounts      Adjust-      End of
            Description                of Period      Expenses      Transactions     Written Off      ments       Period
            -----------                ---------     ----------     -------------    -----------     -------    ----------
Allowance for doubtful accounts:
Accounts Receivable
1994                                    $  26,613       $ 58,952        $   1,090       $  33,706   $     -       $  52,949
1993                                       12,338         25,231           26,750          37,706         -          26,613
1992                                       16,182         33,033            4,854          35,060      6,671(1)      12,338


__________________________________

     (1) Represents the adjustment for change in fiscal year of pooled company. See Note 2 to Notes to Consolidated Financial Statements appearing elsewhere in this document.

                                 EXHIBIT INDEX

                 Exhibit No.                                          Description                                          Page
                 -----------                                          -----------                                          ----
                     2.1         Agreement and  Plan of Merger by and among IDB Communications Group, Inc., 123 Corp.
                                 and LDDS dated  as of August  1, 1994 (incorporated  herein by reference  to Exhibit
                                 2.1  to the Quarterly Report on Form  10-Q filed by LDDS  (File No. 0-11258) for the quarter ended September 30, 1994) *

                     2.2         Stock Purchase  Agreement by and  among LDDS,  The Williams Companies,  Inc. and WTG
                                 Holdings,  Inc., dated  as of August  22, 1994 (incorporated herein  by reference to
                                 Exhibit  2.2 to the Quarterly  Report on Form 10-Q filed by  LDDS (File No. 0-11258)
                                 for the quarter ended September 30, 1994) *
                     2.3         Amendment Number 1  to the Stock Purchase Agreement by and  among LDDS, The Williams
                                 Companies,  Inc. and WTG Holdings, Inc., dated as of December 27, 1994 (incorporated herein by  reference  to Exhibit  2.3 to  LDDS'  Current Report  on Form  8-K  dated
                                 December 30, 1994 (File No. 0-11258))

                     4.1         Amended and Restated  Articles of Incorporation  of LDDS (including preferred  stock designations) as of September 15, 1993 (incorporated  herein by reference to Exhibit
                                 3(i) to Amendment  No. 1 to LDDS'  Registration Statement on Form  S-3 (File No. 33-
                                 67340)),  as  amended by  Articles  of Amendment  dated May  26,  1994 (incorporated herein by reference  to Exhibit 3.1  to the Quarterly Report  on Form 10-Q  filed by
                                 LDDS (File No. 1-10415) for the quarter ended June 30, 1994)

                     4.2         Bylaws of LDDS (incorporated herein by reference  to Exhibit 3(ii) to Amendment  No.
                                 1 to LDDS' Registration Statement on Form S-3 (File No. 33-67340))

                     4.3         Stock Purchase Agreement between  LDDS Communications, Inc., a Tennessee corporation
                                 ("LDDS-TN"),  and The  1818 Fund,  L.P., dated  as of  March 20,  1992 (incorporated herein  by reference to  Exhibit 4.1 to the  Quarterly Report on  Form 10-Q filed by
                                 LDDS-TN (File No. 0-7116) for the quarter ended March 31, 1992)
                     4.4         Registration Rights Agreement  between LDDS-TN and The 1818  Fund, L.P., dated as of
                                 May  6,  1992 (incorporated  herein by  reference  to Exhibit  4.5 to  the Quarterly
                                 Report on Form 10-Q filed  by LDDS-TN (File No.  0-7116) for the quarter  ended June
                                 30, 1992)



                 Exhibit No.                                          Description                                          Page
                 -----------                                          -----------                                          ----
                     4.5         Agreement to Amend Stock  Purchase Agreement and  Registration  Rights Agreement and
                                 to Exchange  Preferred Stock between LDDS-TN  and The 1818  Fund, L.P., dated  as of
                                 July 17, 1992 (incorporated herein by reference to  LDDS-TN's Registration Statement on Form S-4 (File No. 33-49798))

                     4.6         Amendment  to Stock  Purchase Agreement  and Registration  Rights  Agreement between
                                 LDDS-TN and The 1818 Fund, L.P., dated as of  September 1, 1993 (incorporated herein by  reference to Exhibit 4.5  to LDDS' Registration Statement on  Form S-3 (File No.
                                 33-69122))
                     4.7         Registration  Rights Agreement,  dated as of December  4, 1992,  between LDDS-TN and
                                 ALLTEL  Corporation  (incorporated herein  by  reference  to  Exhibit  4.7 of  LDDS'
                                 Transition Report on Form  10-K, as amended, for the  period from December 31,  1992 to June 30, 1993 (File No. 1-10415) (the "Transition Report  I"))

                     4.8         First Amendment to  Registration Rights Agreement,  dated as of September 14,  1993, between LDDS-TN  and ALLTEL Corporation (incorporated herein by reference to Exhibit
                                 4.8 of the Transition Report I)

                     4.9         Form of  Option expiring July 7,  1996 (incorporated herein by  reference to Exhibit
                                 4.2 to LDDS-TN's Registration Statement on Form S-3 (File No. 33-46556))

                    4.10         Common  Stock Purchase  Warrant to Marshall  & Co. Securities, Inc.,  dated June 30,
                                 1989 (incorporated herein  by reference to  Exhibit 10.3  to the  Current Report  on
                                 Form  8-K   of  Resurgens  Communications   Group,  Inc.,   a  Georgia   corporation
                                 ("Resurgens"), dated July 28, 1989 (File No. 1-10415))
                    4.11         Agreement to Issue Warrants  between Resurgens and John D. Phillips, dated  June 30,
                                 1989,  together with  related form  of Common  Stock Purchase  Warrant (incorporated herein by reference to  Exhibit 10.4 to Resurgens' Current Report  on Form 8-K dated
                                 July 28, 1989 (File No. 1-10415))

                    4.12         Stock Registration  Agreement among Resurgens, Marshall Interfunding  and Marshall &
                                 Co.  Securities, Inc.  dated  June 30,  1989  (incorporated herein  by  reference to
                                 Exhibit 10.5 to Resurgens' Current Report on Form 8-K dated July 28,  1989 (File No.
                                 1-10415))

                    4.13         Stock Registration  Agreement among  Resurgens, John D.  Phillips and certain  other holders  of Warrants,  dated June  30,  1989 (incorporated  herein  by reference  to
                                 Exhibit 10.6 to Resurgens' Current Report on Form  8-K dated July 28, 1989 (File No.
                                 1-10415))

                 Exhibit No.                                          Description                                          Page
                 -----------                                          -----------                                          ----
                    4.14         Form  of  Selling  Stockholder  Agreement  between  Resurgens  and  certain  Selling
                                 Stockholders,  dated  1993  (incorporated herein  by reference  to  Exhibit  4.16 of
                                 LDDS' Transition Report on Form 10-K for the period from June 30, 1993  to  December
                                 31, 1993 (File No. 1-10415) (the "Transition Report II"))

                    4.15         Form  of First  Amendment to  Selling  Stockholder Agreement  between Resurgens  and certain  Selling  Stockholders,  dated September  13, 1993  (incorporated  herein by reference to Exhibit 4.17 of the Transition Report I)
                    4.16         Purchase  Warrant for 2,500,200 shares  of Common  Stock, dated September  15, 1993, between LDDS  and Metromedia Company, expiring May 12,  1995 (incorporated herein by reference in Exhibit 4.18 of the Transition Report I)

                    4.17         Purchase  Warrant for 2,500,200 shares  of Common  Stock, dated September  15, 1993, between LDDS  and Metromedia Company, expiring May 12,  1997 (incorporated herein by reference to Exhibit 4.19 of the Transition Report I)

                    4.18         Warrant  Agreement  between  Resurgens  and  Citizens  and  Southern  Trust  Company
                                 (Georgia) N.A., as Warrant Agent, dated June  26, 1989, together with related  forms of  Warrant Certificates to  general unsecured creditors of  Central Corporation and to shareholders  of Central Corporation  (incorporated herein from  Exhibit 10.1  to
                                 Resurgens' Current Report on Form 8-K dated July 28, 1989 (File No. 1-10415))

                    10.1         Credit  Agreement  among LDDS,  NationsBank  of  Texas, N.A.,  (Managing  Agent  and
                                 Administrative  Agent),  The  Bank of  Nova Scotia,  Credit  Lyonnais  Cayman Island
                                 Branch, First  Union National  Bank of North  Carolina, The First  National Bank  of
                                 Chicago and  the Long-Term Credit Bank  of Japan, Limited  (Agents) and  the Lenders
                                 named therein  (Lenders)  dated as  of December  21,  1994 (incorporated  herein  by reference to  Exhibit 10.1 to LDDS'  Current Report on Form 8-K,  dated December 30,
                                 1994 (File No. 0-11258))
                    10.2         Agreement between LDDS-TN  and MCI Telecommunications  Corporation, effective  as of
                                 September  13, 1991 (incorporated  herein by reference to  the exhibits to LDDS-TN's
                                 Quarterly Report on Form  10-Q for the quarter ended September 30,  1991, as amended under cover of Form 8 on February 3, 1992 (File No. 0-7116))



                 Exhibit No.                                          Description                                          Page
                 -----------                                          -----------                                          ----

                    10.3         Amendment  dated  July   29,  1994,   to  the   agreement  between   LDDS  and   MCI
                                 Telecommunications Corporation (incorporated herein by  reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by  LDDS (File No. 1-10415) for the  quarter ended June 30, 1994)

                    10.4         Amended  and Restated  Agreement for  Information  Technology Services  between  the
                                 Company  and Electronic  Data Systems  Corporation ("EDS"),  dated December  8, 1993
                                 ("EDS  Agreement")  (incorporated  herein  by  reference  to  Exhibit  10.5  of  the
                                 Transition Report II) *
                    10.5         Amendment No. 1  to the EDS Agreement dated December 8, 1993 (incorporated herein by reference to Exhibit 10.6 of the Transition Report II)

                    10.6         Operator Services Agreement between Advanced Telecommunications Corporation  ("ATC")
                                 and  EDS  dated as  of July  6, 1992  ("Operator Services  Agreement") (incorporated herein by reference to Exhibit 10.7 of the Transition Report II)

                    10.7         Amendment No.  1 to the Operator  Services Agreement dated December 8,  1993, by and between the  Company and EDS (incorporated  herein by reference  to Exhibit  10.8 of the Transition Report II)

                    10.8         Agreement  and Plan  of  Merger,  dated  January 18,  1993,  between  Resurgens  and
                                 Metromedia Communications Corporation,  a Delaware Corporation ("MCC") (incorporated herein by reference  to Exhibit 2.1 to  Resurgens' Current Report on Form  8-K dated
                                 January 18, 1993 (File No. 1-10415))
                    10.9         Amendment No.  1 to  Agreement and  Plan of  Merger, dated  March 26,  1993, between
                                 Resurgens and MCC  (incorporated herein  by reference to Exhibit  2.1 to  Resurgens'
                                 Current Report on Form 8-K dated March 26, 1993 (File No. 1-10415))

                    10.10        Amendment  No.  2 to  Agreement  and Plan  of Merger,  dated  May 14,  1993, between
                                 Resurgens and MCC  (incorporated herein  by reference to Exhibit  2.3 to  Resurgens'
                                 Registration Statement on Form S-4 (File No. 33-62746) filed on May 14, 1993)

                    10.11        Agreement and Plan  of Merger, dated May 14, 1993,  among Resurgens, MCC and LDDS-TN
                                 (incorporated  herein  by  reference  to  Exhibit  2.4  to  Resurgens'  Registration
                                 Statement on Form S-4 (File No. 33-62746) filed on May 14, 1993)


                 Exhibit No.                                          Description                                          Page
                 -----------                                          -----------                                          ----
                    10.12        Amendment  No. 1  to  Agreement and  Plan of  Merger,  dated August  4,  1993, among
                                 Resurgens, MCC  and LDDS-TN (incorporated herein  by reference to Appendix  B to the
                                 Joint  Proxy  Statement/Prospectus  included  in  Amendment  No.   2  to  Resurgens'
                                 Registration Statement on Form S-4 (File No. 33-62746) filed on August 4, 1993)

                    10.13        Amended and Restated License Agreement  between Metromedia Company and  the Company, dated as of September 15, 1993 (incorporated herein by  reference to Exhibit 10.3 to the  Company's Current  Report on  Form 8-K  dated September 15,  1993 (File  No. 1-
                                 10415))
                    10.14        Lease  Agreement  between Florida  East  Coast  Railway  and  Microtel (formerly,  a subsidiary of  ATC), dated June 30,  1983, as amended (incorporated  herein from the exhibits to  ATC's Annual  Report on Form  10-K for  the year ended  March 31,  1989
                                 (File No. 0-14855))

                    10.15        LDDS Communications,  Inc.  Second  Amended  and  Restated 1990  Stock  Option  Plan
                                 (incorporated herein by  reference to LDDS-TN's  Proxy Statement used in  connection with LDDS-TN's 1993 Annual Meeting  of Shareholders (File No.  0-7116))(compensatory plan)

                    10.16        LDDS Communications Inc. 1988  Nonqualified Stock Option  Plan (incorporated  herein by reference to the exhibits to LDDS-TN's  Registration Statement on Form S-4  (File
                                 No. 33-29051)) (compensatory plan)

                    10.17        LDDS Annual  Performance  Bonus Plan  (incorporated by  reference  to the  Company's
                                 Proxy  Statement  used in  connection  with  the Company's  1994  Annual  Meeting of
                                 Shareholders (File No. 1-10415)) (compensatory plan)
                    10.18        LDDS  1995 Special  Performance Bonus  Plan  (incorporated  herein by  reference  to
                                 Appendix E to the  Prospectus in LDDS' Amendment No. 2  to Registration Statement on
                                 Form S-4 (File No. 33-56543)) (compensatory plan)

                    11.1         Computation of Per Share Earnings                                                        ______

                    16.1         Letter  re:   Change in Certifying Accountant  (incorporated herein  by reference to
                                 Exhibit 16.1 of the Transition Report I)

                    21.1         Subsidiaries of the Company                                                              ______
                    23.1         Consent of Arthur Andersen LLP                                                           ______

                    23.2         Consent of Deloitte & Touche LLP                                                         ______



                 Exhibit No.                                          Description                                          Page
                 -----------                                          -----------                                          ----
                    27.1         Financial Data Schedule                                                                  ______

___________________________________________

* The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon its request.