Form 10-Q
period 1995-03-31
LDDS COMMUNICATIONS INC /GA/
filed 1995-05-15
CIK 723527

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to _____________

                        Commission file number:  0-11258

                          __________________________

                           LDDS Communications, Inc.
             (Exact name of registrant as specified in its charter)

                          __________________________

           Georgia                                          58-1521612
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


 515 East Amite Street, Jackson, Mississippi                  39201-2702
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code :  (601) 360-8600

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No
                                 ---      ---

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes  X  No
                                  ---    ---

          The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 161,222,368 on April 30, 1995.

================================================================================

                                   FORM 10-Q
                                     INDEX


                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.              FINANCIAL INFORMATION

       Item 1.        Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . .   3

                      Consolidated Statements of Operations
                      for the three months ended March 31, 1995
                      and March 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .   4

                      Consolidated Statements of Cash Flows for
                      the three months ended March 31, 1995 and
                      March 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .   5

                      Notes to Consolidated Financial Statements  . . . . . . . . . . .   6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II.              OTHER INFORMATION

       Item 1.        Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . .  10

       Item 2.        Changes in Securities   . . . . . . . . . . . . . . . . . . . . .  10

       Item 3.        Defaults upon Senior Securities   . . . . . . . . . . . . . . . .  11

       Item 4.        Submission of Matters to a Vote
                      of Securities Holders   . . . . . . . . . . . . . . . . . . . . .  11

       Item 5.        Other Information   . . . . . . . . . . . . . . . . . . . . . . .  11

       Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .  11

Signature               . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Exhibit Index           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                          March 31,        December 31,
                                                                                            1995              1994
                                                                                         ----------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                              $   15,275        $   19,259
  Short-term investments                                                                          -             1,000
  Accounts receivable, net of allowance for bad debts of $63,699  in 1995
    and $52,949 in 1994                                                                     502,884           470,175
  Deferred tax asset                                                                         92,055            62,687
  Other current assets                                                                       38,032            36,305
                                                                                         ----------        ----------
         Total current assets                                                               648,246           589,426
                                                                                         ----------        ----------
Property and equipment:
  Transmission equipment                                                                  1,029,696           388,941
  Communications equipment                                                                  429,559           371,998
  Furniture, fixtures and other                                                             290,085           183,326
                                                                                         ----------        ----------
                                                                                          1,749,340           944,265
  Less - accumulated depreciation                                                          (353,883)         (317,598)
                                                                                         ----------        ----------
                                                                                          1,395,457           626,667
Excess of cost over net tangible assets acquired, net of accumulated amortization         4,182,154         2,070,709
Line installation costs, net of accumulated amortization                                     29,369            28,768
Deferred income taxes                                                                        14,120            14,120
Other assets                                                                                103,654           100,502
                                                                                         ----------        ----------
                                                                                         $6,373,000        $3,430,192
                                                                                         ==========        ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                               $    4,478        $    5,996
  Accounts payable                                                                          163,035           138,101
  Accrued line costs                                                                        319,284           258,053
  Accrued restructuring costs                                                                13,816            25,837
  Shareholder litigation reserve                                                             75,000            75,000
  Income taxes payable                                                                       24,612            11,940
  Other current liabilities                                                                 273,690           195,728
                                                                                         ----------        ----------
     Total current liabilities                                                              873,915           710,655
                                                                                         ----------        ----------
Long-term liabilities, less current portion:
  Long-term debt                                                                          3,398,049           788,005
  Deferred income taxes payable                                                              48,431                 -
  Other liabilities                                                                         159,982           104,362
                                                                                         ----------        ----------
         Total long-term liabilities                                                      3,606,462           892,367
                                                                                         ----------        ----------
Commitments and contingencies

Shareholders' investment:
  Series 1 preferred stock, par value $.01 per share; authorized: 10,896,785 shares;
    issued and outstanding: 10,896,785 shares in 1995 and 1994 (liquidation
    preference of $544,839)                                                                     109               109
  Series 2 preferred stock, par value $.01 per share; authorized: 2,000,000 shares;
    issued and outstanding: 2,000,000 shares in 1995 and 1994 (liquidation
    preference of $50,000)                                                                       20                20
  Preferred stock, 1995 and 1994: par value $.01 per share; authorized: 37,103,215
  shares;  none issued                                                                            -                 -
  Common stock, par value $.01 per share; authorized: 500,000,000 shares; issued
    and outstanding: 160,957,733 shares in 1995 and 159,643,312 in 1994                       1,610             1,596
  Additional paid-in capital                                                              1,791,295         1,772,882
  Retained earnings                                                                          99,589            52,563
                                                                                         ----------        ----------
        Total shareholders' investment                                                    1,892,623         1,827,170
                                                                                         ----------        ----------
                                                                                         $6,373,000        $3,430,192
                                                                                         ==========        ==========

The accompanying notes are an integral part of these statements.

                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)


                                                            For the Three Months
                                                               Ended March 31,
                                                        ---------------------------
                                                           1995              1994
                                                        ---------         ---------
Revenues                                                $ 865,035         $ 523,895
                                                        ---------         ---------
Operating expenses:
  Line costs                                              479,835           319,994
  Selling, general and administrative                     160,248            90,443
  Depreciation and amortization                            74,414            37,145
                                                        ---------         ---------
        Total                                             714,497           447,582
                                                        ---------         ---------
Operating income                                          150,538            76,313
Other income (expense):
  Interest expense                                        (62,308)           (9,619)
  Miscellaneous                                               234             2,368
                                                        ---------         ---------
Income before income taxes                                 88,464            69,062
Provision for income taxes                                 34,501            28,971
                                                        ---------         ---------
Net income                                                 53,963            40,091
Preferred dividend requirement                              6,939             6,938
                                                        ---------         ---------
Net income applicable to common shareholders            $  47,024         $  33,153
                                                        =========         =========

Earnings per common share -
  Net income:
    Primary                                             $    0.28         $    0.20
    Fully diluted                                            0.28              0.20



The accompanying notes are an integral part of these statements.

                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)


                                                                For the Three Months Ended
                                                                --------------------------
                                                                    1995          1994
                                                                -----------  -------------
Cash flows from operating activities:
Net income                                                      $    53,963  $     40,091
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                     44,080        20,834
    Amortization                                                     30,334        16,311
    Provision for losses on accounts receivable                      12,208         9,834
    Provision for deferred income taxes                              19,063        19,594
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                          15,434       (43,389)
        Income taxes receivable                                           -         8,839
        Other current assets                                          1,636        (2,068)
        Accounts payable and other current liabilities              (98,738)      (52,268)
    Other                                                             1,730           820
                                                                -----------  ------------
Net cash provided by operating activities                            79,710        18,598
                                                                -----------  ------------
Cash flows from investing activities:
  Capital expenditures                                              (52,339)      (29,001)
  Sale of short-term investments, net                                 1,000             -
  Acquisitions and related costs                                 (2,639,179)      (17,970)
  Increase in intangible assets                                      (3,353)         (598)
  Increase in other assets                                           (3,280)       (4,625)
  Decrease in other liabilities                                      (2,886)       (1,517)
  Payment for line installation costs                                (4,435)       (2,882)
  Other                                                              13,611             -
                                                                -----------  ------------
Net cash used in investing activities                            (2,690,861)      (56,593)
                                                                -----------  ------------
Cash flows from financing activities:
  Borrowings                                                      2,733,050         5,000
  Principal payments on debt                                       (124,523)       (1,865)
  Common stock issuance                                               5,579        29,619
  Dividends paid on preferred stock                                  (6,939)       (6,938)
                                                                -----------  ------------
Net cash provided by financing activities                         2,607,167        25,816
                                                                -----------  ------------
Net decrease in cash and cash equivalents                            (3,984)      (12,179)
Cash and cash equivalents at beginning of period                     19,259        60,780
                                                                -----------  ------------
Cash and cash equivalents at end of period                      $    15,275  $     48,601
                                                                ===========  ============


The accompanying notes are an integral part of these statements.

                   LDDS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of LDDS Communications, Inc. ("LDDS" or the "Company") on Form 10-K for the year ended December 31, 1994. The results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

(B) BUSINESS COMBINATIONS

LDDS has continued to acquire other long distance companies offering services similar or complementary to those offered by the Company. Such acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of the Company's common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through the Company's bank loan agreements.

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

The following unaudited pro forma combined results of operations for the Company assume that the WilTel Acquisition was completed on January 1, 1994 (in thousands, except per share data):

                                                                          FOR THE THREE
                                                                          MONTHS ENDED
                                                                         MARCH 31, 1994
                                                                         ---------------
             Revenues                                                       $702,695
             Income applicable to common shareholders                         11,867
             Earnings per common share                                          0.07

These pro forma amounts represent the historical operating results of WilTel combined with those of the Company with appropriate adjustments which give effect to interest expense and amortization. These pro forma amounts are not necessarily indicative of operating results which would have occurred if the WilTel Acquisition had been operated by current management during the periods presented because these amounts do not reflect full network optimization and the synergistic effect on operating, selling, general and administrative expenses.

(C) EARNINGS PER COMMON SHARE

Earnings per share were calculated based on the following number of common shares and common equivalent shares outstanding: 166,773,000 and 163,701,000 for the three months ended March 31, 1995 and 1994, respectively.

(D) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the three months ended March 31, 1995 and 1994 amounted to $49.7 million and $10.5 million, respectively. Income taxes paid during the three months ended March 31, 1995 and 1994 were $2.8 million and $1.2 million, respectively. In conjunction with business combinations during the three months ended March 31, 1995 and 1994 (see Note B), assumed assets and liabilities were as follows (in thousands):

                                                                          FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                     ----------------------------------
                                                                        1995                   1994
                                                                     -----------           ------------
Fair value of assets acquired                                        $  838,646           $         -
Excess of cost over net tangible assets acquired                      2,137,865                 19,355
Liabilities assumed                                                    (324,482)                  (849)
Common stock issued                                                     (12,850)                  (536)
                                                                     ----------           ------------
                                                                     $2,639,179           $     17,970
                                                                     ==========           ============

Acquisition and related costs for the three months ended March 31, 1994 reflect additional costs related to the 1993 acquisitions.

(E) CONTINGENCIES

IDB RELATED INVESTIGATIONS. On June 9, 1994, the SEC issued a formal order of investigation concerning certain matters, including IDB Communications Group, Inc.'s ("IDB") financial position, books and records and internal controls and trading in IDB securities on the basis of non-public information. The SEC has issued subpoenas to LDDS, IDB and others, including certain former officers of IDB, in connection with its investigation. The NASD and other self-regulatory bodies have also made inquiries of IDB concerning similar matters.

In October and November 1994, the U.S. Attorney's Office for the Central District of California issued grand jury subpoenas to IDB seeking documents relating to IDB's first quarter results, the Deloitte & Touche LLP resignation, trading in IDB securities and other matters, including information concerning certain entities in which certain former officers of IDB are personal investors and transactions between such entities and IDB. IDB has been informed that a criminal investigation has commenced. In early 1995, the U.S. Attorney's Office issued a grand jury subpoena to LDDS arising out of the same investigation seeking certain documents relating to IDB.

AT&T PATENTS. AT&T has written the Company claiming that certain of the Company's long distance services (including certain 800 services, operator services and calling card services) make unauthorized use of AT&T patents. Similar claims have been asserted against other long distance carriers. AT&T has stated that it will enforce its patent rights and requested that the Company and other carriers enter into patent license agreements. The Company has had discussions with AT&T and is currently evaluating AT&T's claims. The Company is not yet in a position to predict whether this matter will lead to litigation. In a related development, MCI has brought suit against AT&T alleging that certain of these same patents are invalid under the patent laws or unenforceable due to representations made by AT&T to the District Court at the time of the AT&T Divestiture Decree. AT&T has counterclaimed against MCI alleging patent infringement. The Company could be adversely affected if, as a result of litigation or otherwise, it was required to pay substantial patent royalties to AT&T. However, the ultimate outcome of this issue, or the amount of any such patent royalties which might be required, cannot be determined at this time.

REGULATORY MATTERS. By virtue of a decision of the U. S. Court of Appeals for the D. C. Circuit released November 13, 1992, concerning the Federal Communications Commission's ("FCC") policy of forebearing from tariff regulation of non- dominant interexchange carriers, could subject the Company to complaints seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to be injured by the Company's past failure to file tariffs in reliance on the FCC's forebearance policy. The Court decision does not, however, require the FCC to assess forfeitures or damages or take any other specific enforcement action against those carriers who relied upon its former policy, although it does direct the FCC to give further consideration to the issue of damages. At this time, the Company cannot predict either the likelihood of the filing of such complaints or the likelihood that such complainants would prevail in any complaint proceedings. WorldCom Network Services, Inc., formerly WilTel, Inc., a subsidiary of the Company, is the defendant in such a complaint filed by AT&T. The financial responsibility for the actions of WorldCom Network Services, Inc. in regard to this complaint has been assumed by Williams.

OTHER. The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company.

While the results of these various legal and regulatory matters contain an element of uncertainty, LDDS believes that the probable outcome of any of the legal or regulatory matters, or all of them combined, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 1995 and 1994 after giving effect to the Company's merger with IDB Communications Group, Inc. ("IDB") on December 30, 1994, which was accounted for as a pooling-of-interests.

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

The Company's long distance revenues are derived principally from the number of minutes of use billed by the Company. Minutes billed are those conversation minutes during which a call is actually connected at the Company's switch (except for minutes during which the customer receives a busy signal or the call is unanswered at its destination). The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges. Access charges are expenses incurred by all interexchange carriers ("IXCs") for accessing the local networks of the local exchange carriers ("LECs") in order to originate and terminate calls and payments made to foreign telephone companies to complete calls made from the U.S. by the Company's customers. Transport charges are the expenses incurred in transmitting calls between or within local access and transport areas.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 vs.
  Three Months Ended March 31, 1994:

Revenues for the three months ended March 31, 1995 were $865.0 million on 4.57 billion revenue minutes as compared to $523.9 million on 2.56 billion revenue minutes for the three months ended March 31, 1994. The increase in total revenues of 65.1% was primarily due to the inclusion of revenues from the WilTel Acquisition and internal growth.

Line costs as a percentage of revenues decreased to 55.5% during the first quarter of 1995 as compared to 61.1% for the same period in the prior year.
This decrease is attributable to synergies and economies of scale resulting from network efficiencies achieved following the WilTel Acquisition and the IDB Merger, and rate reductions resulting from favorable contract negotiations. Additionally, line costs as a percentage of revenues has decreased as the result of the Company owning its own network as well as changes in the product mix to include more private line revenues which carry lower line costs.

Selling, general and administrative expenses increased to $160.2 million in the first quarter of 1995 from $90.4 million in the first quarter of 1994; and as a percentage of revenues, these expenses increased to 18.5% in 1995 from 17.3% in 1994. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through the WilTel Acquisition and internal growth. Also, such costs as a percentage of revenues has increased due to the additional engineering and information services required to support the Company's nationwide common carrier network.

Depreciation and amortization expense increased to $74.4 million in the first quarter of 1995 from $37.1 million in the first quarter of 1994. Such expense as a percentage of revenues increased to 8.6% in the 1995 period from 7.1% in the 1994 period. This increase reflects depreciation and amortization of the additional property and equipment and goodwill from the WilTel Acquisition.

Interest expense in the first quarter of 1995 was $62.3 million (7.2% of revenues), as compared to $9.6 million (1.8% of revenues) in 1994. The increase in the absolute level of interest expense was due primarily to an increase in the average debt outstanding by the Company to finance the WilTel Acquisition. Also, higher interest rates were in effect on the Company's long-term debt, reflecting higher prevailing interest rates in the market generally.

Miscellaneous income decreased to $0.2 million in the first quarter of 1995 from $2.4 million in the first quarter of 1994 primarily due to fees incurred in connection with the WilTel and LDDS sales of receivables.

Net income increased 34.6% to $54.0 million in the first quarter of 1995 from $40.1 million in the comparable period in 1994. Earnings per common share increased 40% to $0.28 from $0.20 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

On January 5, 1995, in conjunction with the WilTel Acquisition, the Company utilized its $3.41 billion long-term credit facility and all debt under LDDS' previous credit facilities and the $123.0 million in senior notes was repaid. Total additional borrowings for the three months ended March 31, 1995 were $2.7 billion. At March 31, 1995, the Company had access to an additional $206.9 million under its long-term credit facility.

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

LDDS anticipates it will need to refinance a portion of the $1.25 billion term principal debt under the credit facility prior to December 1996, thereby requiring LDDS to seek financing alternatives such as public or private debt or equity offerings, or refinancing with the existing or new lenders. The Company is committed to a priority plan of accelerating operating cash flow to reduce debt. LDDS anticipates that the remaining debt balances will be refinanced with a combination of commercial bank debt and public market debt. Successful execution of this priority plan would provide continued compliance with required operating ratio covenants and would eliminate any type of equity financing other than equity issued in connection with acquisitions. No assurance can be given that the Company will achieve its priority plan or that any refinancing will be available on terms acceptable to LDDS.

LDDS has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. LDDS will continue to analyze potential acquisitions utilizing primarily equity financing until the additional leverage from the WilTel Acquisition is reduced.

For the three months ended March 31, 1995, the Company's cash flow from operations was $79.7 million, increasing from $18.6 million in the comparable period for 1994. The increase in cash flow from operations was primarily attributable to cash flow from acquired operations and internal growth.

Cash used in investing activities in the first quarter of 1995 totaled $2.69 billion and included $2.64 billion for acquisitions and related costs and $56.8 million for capital expenditures (including payments for line installation costs). Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Capital expenditures for the remainder of 1995 are anticipated to total approximately $240.0 million.

Included in cash flows from financing activities are payments of $6.9 million for preferred dividend requirements. The Series 1 Preferred Stock has a total annual dividend requirement of $6.1 million payable quarterly. The Series 2 Preferred Stock has an annual dividend requirement of $0.8 million payable at the end of each calendar quarter. The Company believes that no event will occur during the remainder of 1995 to interfere with its ability to satisfy these dividend requirements.

In March 1995, LDDS amended WilTel's existing $80.0 million receivables purchase agreement to include certain LDDS receivables and received additional proceeds of $120.0 million. The Company used these proceeds to reduce the outstanding debt under the Company's credit facility and provide additional working capital. As of that date, the purchaser owned a 99.35% undivided interest in a $385.0 million pool of receivables which includes the $200.0 million sold. The aggregate purchase limit under this agreement is $200.0 million at March 31, 1995 to be increased to $280.0 million by June 30, 1995.

In April 1995, an additional $75.0 million was borrowed against the Company's long-term credit facility to pay the IDB Shareholder Litigation Settlement Liability which was recognized by the Company during the third quarter of 1994.

Additionally, in May 1995, Metromedia Company exercised its right to purchase
3.1 million shares of the Company's common stock under purchase warrants. Proceeds from this exercise of $30.7 million were used to reduce the outstanding debt under the Company's credit facility.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and funds available under the credit facility will be adequate to meet the Company's capital needs for the remainder of 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. LDDS has not determined what effect this statement will have on the Company's consolidated results of operations or financial position.


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

          There have been no material changes in the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995 except as reflected in the discussion under Note E of the Notes to Consolidated Financial Statements in
          Part I, Item 1, above.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          A.   Exhibits

          See Exhibit Index

          B.   Reports on Form 8-K

          During the first quarter of 1995, the Company filed the following reports on Form 8-K:

          (i) Current Report on Form 8-K dated December 30, 1994 (filed January 13, 1995) reporting under Item 2, among other things, the Company's acquisitions of IDB and WilTel.

          (ii) Current Report on Form 8-K/A dated December 15, 1994 (filed February 1, 1995) reporting information required to be reported under Item 7(a), Financial Statements of businesses to be acquired, the following financial statements of TRT Communications Inc., a subsidiary of IDB:

                         Independent Auditors' Report
                         Consolidated Balance Sheets - December 31, 1991 and
                          1992
                         Consolidated Statements of Operations for the three
                          years ended December 31, 1992
                         Consolidated Statements of Stockholders' Equity for
                          the three years ended December 31, 1992
                         Consolidated Statements of Cash Flows for the three
                          years ended December 31, 1992
                         Notes to Consolidated Financial Statements

          (iii) Current Report on Form 8-K dated January 25, 1995 (filed January 27, 1995), reporting the following supplemental consolidated financial statements for LDDS to reflect the business combination between LDDS and IDB effective December 30, 1994 and accounted for under the pooling-of-interests method:

                         Reports of independent public accountants
                         Supplemental Consolidated financial statements - Consolidated balance sheets - December 31, 1993 and
                          1992 and unaudited September 30, 1994
                         Consolidated statements of operations for the three
                          years ended December 31, 1993 and unaudited for the nine months ended September 30, 1993 and 1994
                         Consolidated statements of shareholders' investment
                          for the three years ended December 31, 1993 and unaudited for the nine months ended September 30,
                          1994
                         Consolidated statements of cash flows for the three
                          years ended December 31, 1993 and unaudited for the nine months ended September 30, 1993 and 1994
                         Notes to supplemental consolidated financial statements Financial Statement Schedule:
                         VIII.      Valuation and qualifying accounts

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                        LDDS COMMUNICATIONS, INC.



                                        By:       /s/ Scott D. Sullivan
                                                  Scott D. Sullivan, Treasurer
                                                  and Chief Financial Officer

Dated: May 15, 1995

                                 EXHIBIT INDEX


Exhibit
No.                                             Description
- ------                                          -----------
3(i)                      Amended and Restated Articles of Incorporation of LDDS (including preferred stock designations) as of September 15, 1993 (incorporated herein by reference to Exhibit 3(i) to Amendment No. 1 to LDDS'
                          Registration Statement on Form S-3 (File No. 33-67340)), as amended by Articles of Amendment dated May 26, 1994 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q
                          filed by LDDS (File No. 1-10415) for the quarter ended June 30, 1994)

3(ii)                     Bylaws of LDDS (incorporated herein by reference to Exhibit 3(ii) to
                          Amendment No. 1 to LDDS' Registration Statement on Form S-3
                          (File No. 33-67340))

11.1                      Computation of Per Share Earnings

27.1                      Financial Data Schedule
