Form 10-Q
period 1995-06-30
WORLDCOM INC /MS/
filed 1995-08-11
CIK 723527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to _____________

                        Commission file number:  0-11258

                             --------------------

                                 WorldCom, Inc.
                       (F/K/A LDDS COMMUNICATIONS, INC.)
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
                                Yes   X       No
                                    -----        -----

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                Yes   X       No
                                    -----        -----

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 165,310,179 on July 31, 1995.

================================================================================

                                   FORM 10-Q
                                     INDEX


                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.              FINANCIAL INFORMATION

       Item 1.        Financial Statements

                      Consolidated Balance Sheets as of
                      June 30, 1995 and December 31, 1994   . . . . . . . . . . . . . .   3

                      Consolidated Statements of Operations
                      for the three and six month periods ended June 30, 1995
                      and June 30, 1994   . . . . . . . . . . . . . . . . . . . . . . .   4

                      Consolidated Statements of Cash Flows for
                      the six months ended June 30, 1995 and
                      June 30, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .   5

                      Notes to Consolidated Financial Statements  . . . . . . . . . . .   6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II.              OTHER INFORMATION

       Item 1.        Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . .  11

       Item 2.        Changes in Securities   . . . . . . . . . . . . . . . . . . . . .  11

       Item 3.        Defaults upon Senior Securities   . . . . . . . . . . . . . . . .  11

       Item 4.        Submission of Matters to a Vote
                      of Securities Holders   . . . . . . . . . . . . . . . . . . . . .  11

       Item 5.        Other Information   . . . . . . . . . . . . . . . . . . . . . . .  12

       Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .  12

Signature               . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Exhibit Index           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART I.     FINANCIAL INFORMATION

     Item 1.   Financial Statements

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                          June 30,    December 31,
                                                                                            1995         1994
                                                                                        ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $     34,700  $     19,259
   Short-term investments                                                                       -            1,000
  Accounts receivable, net of allowance for bad debts of $52,074  in 1995
   and $52,949 in 1994                                                                       456,556       470,175
   Deferred tax asset                                                                         92,652        62,687
  Other current assets                                                                        31,885        36,305
                                                                                        ------------  ------------
         Total current assets                                                                615,793       589,426
                                                                                        ------------  ------------
Property and equipment:
  Transmission equipment                                                                   1,221,937       388,941
  Communications equipment                                                                   372,420       371,998
  Furniture, fixtures and other                                                              285,828       183,326
                                                                                        ------------  ------------
                                                                                           1,880,185       944,265
  Less - accumulated depreciation                                                           (394,692)     (317,598)
                                                                                        ------------  ------------
                                                                                           1,485,493       626,667
                                                                                        ------------  ------------
Excess of cost over net tangible assets acquired, net of accumulated amortization          4,188,481     2,070,709
Line installation costs, net of accumulated amortization                                      32,735        28,768
Deferred income taxes                                                                         14,120        14,120
Other assets                                                                                 100,066       100,502
                                                                                        ------------  ------------
                                                                                        $  6,436,688  $  3,430,192
                                                                                        ============  ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                              $      3,958  $      5,996
  Accounts payable                                                                           176,230       138,101
  Accrued line costs                                                                         327,957       258,053
  Accrued restructuring costs                                                                  8,092        25,837
  Shareholder litigation reserve                                                                -           75,000
  Income taxes payable                                                                        50,982        11,940
  Other current liabilities                                                                  270,931       195,728
                                                                                        ------------  ------------
     Total current liabilities                                                               838,150       710,655
                                                                                        ------------  ------------
Long-term liabilities, less current portion:
  Long-term debt                                                                           3,412,302       788,005
  Deferred income taxes payable                                                               58,687          -
  Other liabilities                                                                          138,093       104,362
                                                                                        ------------  ------------
         Total long-term liabilities                                                       3,609,082       892,367
                                                                                        ------------  ------------

Commitments and contingencies

Shareholders' investment:
  Series 1 preferred stock, par value $.01 per share; authorized: 10,896,785 shares;
    issued and outstanding: 10,896,785 shares in 1995 and 1994 (liquidation
    preference  of $544,839)                                                                     109           109
  Series 2 preferred stock, par value $.01 per share; authorized: 2,000,000 shares;
    issued and outstanding: 2,000,000 shares in 1995 and 1994 (liquidation
    preference of $50,000)                                                                        20            20
  Preferred stock, 1995 and 1994:  par value $.01 per share; authorized: 37,103,215
     shares; none issued                                                                        -             -
  Common stock, par value $.01 per share; authorized: 500,000,000 shares; issued
    and outstanding: 165,015,226 shares in 1995 and 159,643,312 in 1994                        1,650         1,596
  Additional paid-in capital                                                               1,833,211     1,772,882
  Retained earnings                                                                          154,466        52,563
                                                                                        ------------  ------------
        Total shareholders' investment                                                     1,989,456     1,827,170
                                                                                        ------------  ------------
                                                                                        $  6,436,688  $  3,430,192
                                                                                        ============  ============

The accompanying notes are an integral part of these Statements

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)


                                                   For the Three Months       For the Six Months
                                                       Ended June 30,           Ended June 30,
                                                   --------------------  --------------------------
                                                      1995       1994         1995          1994
                                                   ---------  ---------  ------------  ------------
Revenues                                           $ 894,719  $ 555,318  $  1,759,754  $  1,079,213
                                                   ---------  ---------  ------------  ------------

Operating expenses:
  Line costs                                         492,543    357,077       972,378       677,071
  Selling, general and administrative                162,321    100,175       322,569       190,618
  Depreciation and amortization                       77,100     41,318       151,514        78,463
                                                   ---------  ---------  ------------  ------------
        Total                                        731,964    498,570     1,446,461       946,152
                                                   ---------  ---------  ------------  ------------
Operating income                                     162,755     56,748       313,293       133,061
Other income (expense):
  Interest expense                                   (64,558)   (11,901)     (126,866)      (21,520)
  Miscellaneous                                        3,139        840         3,373         3,208
                                                   ---------  ---------  ------------  ------------
Income before income taxes                           101,336     45,687       189,800       114,749
Provision for income taxes                            39,521     25,875        74,022        54,846
                                                   ---------  ---------  ------------  ------------
Net income                                            61,815     19,812       115,778        59,903
                                                   ---------  ---------  ------------  ------------
Preferred dividend requirement                         6,936      6,952        13,875        13,890
                                                   ---------  ---------  ------------  ------------
Net income applicable to common shareholders       $  54,879  $  12,860  $    101,903  $     46,013
                                                   =========  =========  ============  ============

Earnings per common share -
   Net income:
       Primary                                     $    0.33  $    0.08  $       0.61  $       0.28
       Fully diluted                               $    0.32  $    0.08  $       0.60  $       0.28



The accompanying notes are an integral part of these Statements

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                                            For the Six Months
                                                                                               Ended June 30,
                                                                                        --------------------------
                                                                                             1995          1994
                                                                                        ------------  ------------
Cash flows from operating activities:
Net income                                                                              $    115,778  $     59,903
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                                              89,725        47,996
    Amortization                                                                              61,789        30,467
    Provision for losses on accounts receivable                                               21,113        14,306
    Provision for deferred income taxes                                                       28,722        21,600
    Change in assets and liabilities, net of effect of
     business combinations:
        Accounts receivable                                                                   27,808      (121,517)
        Other current assets                                                                   6,810         3,027
        Accounts payable and other current liabilities                                       (31,108)      (30,472)
        Shareholder litigation reserve                                                       (75,000)         -
    Other                                                                                     (2,715)       (1,470)
                                                                                        ------------  ------------
Net cash provided by operating activities                                                    242,922        23,840
                                                                                        ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                                                      (181,196)      (72,245)
  Sale of short-term investments, net                                                          1,000         1,517
  Acquisitions and related costs                                                          (2,689,372)      (26,497)
  Increase in intangible assets                                                               (3,653)       (2,140)
  Increase in other assets                                                                    (2,341)      (12,396)
  Decrease in other liabilities                                                              (13,671)         (694)
  Payment for line installation costs                                                        (11,570)       (3,622)
  Proceeds from disposition of long-term assets                                               17,406          -
                                                                                        ------------  ------------
Net cash used in investing activities                                                     (2,883,397)     (116,077)
                                                                                        ------------  ------------
Cash flows from financing activities:
  Borrowings                                                                               2,748,208        47,000
  Principal payments on debt                                                                (125,948)      (10,669)
  Common stock issuance                                                                       47,531        31,368
  Dividends paid on preferred stock                                                          (13,875)      (13,890)
                                                                                        ------------  ------------
Net cash provided by financing activities                                                  2,655,916        53,809
                                                                                        ------------  ------------

Net increase  (decrease) in cash and cash equivalents                                         15,441       (38,428)
Cash and cash equivalents at beginning of period                                              19,259        60,780
                                                                                        ------------  ------------
Cash and cash equivalents at end of period                                              $     34,700  $     22,352
                                                                                        ============  ============


The accompanying notes are an integral part of these Statements

                        WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) NAME CHANGE

At the annual meeting of shareholders held May 25, 1995, shareholders of LDDS Communications, Inc. voted to change the name of the company to WorldCom, Inc. ("WorldCom" or the "Company") effective immediately. The change was made to appropriately express the Company's image, direction and capabilities as a major participant in the worldwide telecommunications market.

(B) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1994. The results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

(C) BUSINESS COMBINATIONS

On January 5, 1995, the Company completed the acquisition of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc. ("Williams"), for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities. The WilTel Acquisition was effected pursuant to a Stock Purchase Agreement dated as of August 22, 1994, by and among the Company, Williams and WTG Holdings, Inc. The WilTel Acquisition is being accounted for as a purchase for financial reporting purposes. The funds paid to Williams were obtained by the Company under a new credit facility entered into on December 21, 1994.

The following unaudited pro forma combined results of operations for the Company assume that the WilTel Acquisition was completed on January 1, 1994 (in thousands, except per share data):

                                                                                             FOR THE SIX
                                                                                            MONTHS ENDED
                                                                                            JUNE 30, 1994
                                                                                         -------------------
             Revenues                                                                          $1,457,324
             Net income applicable to common shareholders                                          10,675
             Earnings per common share                                                               0.06

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

(D) EARNINGS PER COMMON SHARE

Earnings per share were calculated based on the following number of common shares and common equivalent shares outstanding (in thousands):

                                         FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                            ENDED JUNE 30,            ENDED JUNE 30,
                                         --------------------      ---------------------

                                         1995          1994         1995          1994
                                         ----          ----         ----          ----
      Primary                            168,811       163,758      167,792        164,287
      Fully diluted                      200,342       163,749      199,310        164,358

(E) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the six months ended June 30, 1995 and 1994 amounted to $94.9 million and $20.8 million, respectively. Income taxes paid during the six months ended June 30, 1995 and 1994 were $5.5 million and $6.4 million, respectively. In conjunction with business combinations during the six months ended June 30, 1995 and 1994 (see Note C), assumed assets and liabilities were as follows (in thousands):

                                                                            FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                     ----------------------------------
                                                                        1995                   1994
                                                                     -----------           ------------
Fair value of assets acquired                                       $   837,380           $         -
Excess of cost over net tangible assets acquired                      2,173,537                 27,882
Liabilities assumed                                                    (308,695)                  (733)
Common stock issued                                                     (12,850)                  (652)
                                                                     ----------           ------------
                                                                     $2,689,372           $     26,497
                                                                     ==========           ============

Acquisition and related costs for the six months ended June 30, 1994 reflect additional costs related to the acquisitions in 1993.

(F) CONTINGENCIES

IDB RELATED INVESTIGATIONS. On June 9, 1994, the SEC issued a formal order of investigation concerning certain matters, including IDB Communication Group, Inc.'s ("IDB") financial position, books and records and internal controls and trading in IDB securities on the basis of non-public information. The SEC has issued subpoenas to WorldCom, IDB and others, including certain former officers of IDB, in connection with its investigation. The NASD and other self-regulatory bodies have also made inquiries of IDB concerning similar matters.

The U.S. Attorney's Office for the Central District of California has issued grand jury subpoenas to IDB seeking documents relating to IDB's first quarter results, the Deloitte & Touche LLP resignation, trading in IDB securities and other matters, including information concerning certain entities in which certain former officers of IDB are personal investors and transactions between such entities and IDB. IDB has been informed that a criminal investigation has commenced. The U.S. Attorney's Office has issued a grand jury subpoena to WorldCom arising out of the same investigation seeking certain documents relating to IDB.

AT&T PATENTS. AT&T has written the Company claiming that certain of the Company's long distance services (including certain 800 services, operator services and calling card services) make unauthorized use of AT&T patents. Similar claims have been asserted against other long distance carriers. AT&T has stated that it will enforce its patent rights and requested that the Company and other carriers enter into patent license agreements. The Company has had discussions with AT&T and is currently evaluating AT&T's claims. The Company is not yet in a position to predict whether this matter will lead to litigation. In a related development, MCI has brought suit against AT&T alleging that certain of these same patents are invalid under the patent laws or unenforceable due to representations made by AT&T to the District Court at the time of the 1982 AT&T divestiture decree. AT&T has counterclaimed against MCI alleging patent infringement. The Company could be adversely affected if, as a result of litigation or otherwise, it was required to pay substantial patent royalties to AT&T. However, the ultimate outcome of this issue, or the amount of any such patent royalties which might be required, cannot be determined at this time.

OTHER. The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company.

While the results of these various legal and regulatory matters contain an element of uncertainty, the Company believes that the probable outcome of any of the legal or regulatory matters, or all of them combined, should not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 1995 and 1994 after giving effect to the Company's merger with IDB on December 30, 1994 (the "IDB Merger"), which was accounted for as a pooling-of-interests.

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

The Company's long distance revenues are derived principally from the number of minutes of use billed by the Company. Minutes billed are those conversation minutes during which a call is actually connected at the Company's switch (except for minutes during which the customer receives a busy signal or the call is unanswered at its destination). The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges. Access charges are expenses incurred by all interexchange carriers ("IXCs") for accessing the local networks of the local exchange carriers ("LECs") in order to originate and terminate calls and payments made to foreign telephone administrations to complete calls made from the U.S. by the Company's customers. Transport charges are the expenses incurred in transmitting calls between or within local access and transport areas.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 vs.
  Three Months Ended June 30, 1994:

Revenues for the three months ended June 30, 1995 were $894.7 million on 4.70 billion revenue minutes as compared to $555.3 million on 2.68 billion revenue minutes for the three months ended June 30, 1994. The increase in total revenues of 61.1% was primarily due to the inclusion of revenues from the WilTel Acquisition and internal growth.

Line costs as a percentage of revenues decreased to 55.1% during the second quarter of 1995 as compared to 64.3% for the same period in the prior year. This decrease is attributable to changes in the product mix, network efficiencies resulting from the WilTel Acquisition and the IDB Merger, and rate reductions resulting from favorable contract negotiations.

Selling, general and administrative expenses increased to $162.3 million in the second quarter of 1995 from $100.2 million in the second quarter of 1994; and as a percentage of revenues, these expenses increased to 18.1% in 1995 from 18.0% in 1994. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through the WilTel Acquisition and internal growth.

Depreciation and amortization expense increased to $77.1 million in the second quarter of 1995 from $41.3 million in the second quarter of 1994. Such expense as a percentage of revenues increased to 8.6% in the 1995 period from 7.4% in the 1994 period. This increase reflects depreciation and amortization of the additional property and equipment and goodwill from the WilTel Acquisition.

Interest expense in the second quarter of 1995 was $64.6 million or 7.2% of revenues, as compared to $11.9 million or 2.1% of revenues in the second quarter of 1994. The increase in the absolute level of interest expense was due primarily to an increase in the average debt outstanding by the Company to finance the WilTel Acquisition.

Miscellaneous income increased to $3.1 million in the second quarter of 1995 from $0.8 million in the second quarter of 1994 primarily due to a one time gain realized on the sale of marketable securities offset by equity investee losses of approximately $1.5 million.

Net income applicable to common shareholders increased to $54.9 million in the second quarter of 1995 from $12.9 million in the comparable period in 1994. Earnings per common share increased to $0.33 per share from $0.08 per share in the comparable 1994 period.

Six Months Ended June 30, 1995 vs.
  Six Months Ended June 30, 1994:

Revenues for the six months ended June 30, 1995 were $1.76 billion on 9.27 billion revenue minutes as compared to $1.08 billion on 5.24 billion revenue minutes for the six months ended June 30, 1994. The increase in total revenues of 63.1% was primarily due to the inclusion of revenues from the WilTel Acquisition and internal growth.

Line costs as a percentage of revenues decreased to 55.3% during the first six months of 1995 as compared to 62.7% for the same period in the prior year.
This decrease is attributable to changes in the product mix, rate reductions resulting from favorable contract negotiations and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of the IDB Merger and the WilTel Acquisition into the Company's operations. Additionally, through the WilTel Acquisition, the Company has been able to achieve further network efficiencies associated with owning the WilTel nationwide fiber optic cable network rather than leasing similar capacity from other providers at a higher cost.

Selling, general and administrative expenses increased to $322.6 million or 18.3% of revenues in the first six months of 1995 as compared to $190.6 million or 17.7% of revenues for the same period in the prior year. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through the WilTel Acquisition and internal growth.

Depreciation and amortization expense increased to $151.5 million or 8.6% of revenues in the first six months of 1995 from $78.5 million or 7.3% of revenues in the first six months of 1994. This increase reflects depreciation and amortization of the additional property and equipment and goodwill from the WilTel Acquisition.

Interest expense for the first half of 1995 was $126.9 million or 7.2% of revenues as compared to $21.5 million or 2.0% of revenues for the same period in 1994. The increase in absolute level of interest expense was due primarily to an increase in the average debt outstanding by the Company to finance the WilTel Acquisition.

Net income applicable to common shareholders increased 121.5% to $101.9 million in the first six months of 1995 from $46.0 million in the comparable period in 1994. Earnings per common share increased 117.9% to $0.61 from $0.28 in the first six months of 1994. The percentage increase in earnings per common share was not as large as the net income percentage increase primarily due to additional shares of the Company's common stock outstanding as the result of acquisitions and the exercise of stock options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

On January 5, 1995, in conjunction with the WilTel Acquisition, the Company utilized its $3.41 billion long-term credit facilities and all debt under the Company's previous credit facilities and the $123.0 million in senior notes was repaid. Total additional borrowings for the six months ended June 30, 1995 were $2.7 billion. At June 30, 1995, the Company had access to an additional $203.5 million under its long-term credit facilities. For the six months ended June 30, 1995, the weighted average interest rate under the credit facilities was 7.4%.

On February 24, 1995, the Company entered into financial hedging agreements with various financial institutions, in connection with the credit facilities. The hedging agreements establish fixed rates of interest ranging from 8.25% to 8.3125% on an aggregate notional value of $1.7 billion. These contracts range in duration from one to two years with $845.4 million maturing in each of the years ending 1996 and 1997.

The Company believes that the combined operations of WorldCom, IDB and WilTel will generate sufficient cash flow to service the Company's debt under the new credit facilities; however, economic downturns, increased interest rates and other adverse developments, including factors beyond the Company's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service WorldCom's debt will reduce its liquidity, which in turn may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

The Company anticipates it will need to refinance a portion of the $1.25 billion term principal debt under the credit facilities prior to December 1996, thereby requiring the Company to seek financing alternatives such as public or private debt or equity offerings, or refinancing with the existing or new lenders. The Company is committed to a priority plan of accelerating operating cash flow to reduce debt. The Company anticipates that the remaining debt balances will be refinanced with a combination of commercial bank debt and public market debt. Successful execution of this priority plan would provide continued compliance with required operating ratio covenants and would eliminate any type of equity financing other than equity issued in connection with acquisitions. No assurance can be given that the Company will achieve its priority plan or that any refinancing will be available on terms acceptable to WorldCom.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company will continue to analyze potential acquisitions utilizing primarily equity financing until the additional leverage from the WilTel Acquisition is reduced.

For the six months ended June 30, 1995, the Company's cash flow from operations was $242.9 million, increasing from $23.8 million in the comparable period for 1994. The increase in cash flow from operations was primarily attributable to cash flow from acquired operations, internal growth and the sale of the Company's receivables as noted below.

Cash used in investing activities in the six months ended June 30, 1995 totaled $2.88 billion and included $2.69 billion for acquisitions and related costs and $181.2 million for capital expenditures. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Total capital expenditures for 1995 are anticipated to total approximately $310.0 million.

Included in cash flows from financing activities are payments of $13.9 million for preferred dividend requirements. The Company's Series 1 Preferred Stock has a total annual dividend requirement of $24.6 million, payable on a quarterly basis. The Company's Series 2 Preferred Stock has an annual dividend requirement of $3.2 million, payable on a quarterly basis. The Company believes that no event will occur during the remainder of 1995 to interfere with its ability to satisfy these dividend requirements.

During 1995, the Company amended WilTel's existing $80.0 million receivables purchase agreement to include certain additional receivables and received additional proceeds of $185.0 million. The Company used these proceeds to reduce the outstanding debt under the Company's credit facility and provide additional working capital. As of June 30, 1995, the purchaser owned a 97.8% undivided interest in a $384.0 million pool of receivables which includes the $265.0 million sold. The aggregate purchase limit under this agreement was $280.0 million at June 30, 1995.

In April 1995, an additional $75.0 million was borrowed against the Company's long-term credit facilities to pay the IDB shareholder litigation settlement liability, which had been recognized by the Company during the third quarter of 1994.

In May 1995, Metromedia Company exercised its right to purchase 3.1 million shares of the Company's common stock under purchase warrants. Proceeds from this exercise of $30.7 million were used to reduce the outstanding debt under the Company's credit facilities.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and funds available under the credit facilities will be adequate to meet the Company's capital needs for the remainder of 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. WorldCom has not determined what effect this statement will have on the Company's consolidated results of operations or financial position.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

          There have been no material changes in the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995 except as may be reflected in the discussion under Note F of the Notes to Consolidated Financial Statements in Part I, Item 1, above.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          On May 25, 1995, the Company held the Annual Meeting of Shareholders for the purposes of:

          1.   electing a Board of twelve (12) directors; and

          2. considering and acting upon a proposal to amend the Company's Amended and Restated Articles of Incorporation to change the Company's name to "WorldCom, Inc." from "LDDS Communications, Inc."

          The tabulation of the voting is as follows:

                                                                                         AGAINST OR
                                                                          FOR             WITHHELD        ABSTENTIONS
                                                                     =====================================================
 ELECTION OF COMMON STOCK DIRECTORS: (1)
   Carl J. Aycock                                                       120,960,246          1,151,941               0
   Max E. Bobbitt                                                       120,960,247          1,151,940               0
   Bernard J. Ebbers                                                    120,960,246          1,151,941               0
   Francesco Galesi                                                     120,960,246          1,151,941               0
   Stiles A. Kellett, Jr.                                               120,960,247          1,151,940               0
   Gregory A. LeVert                                                    120,959,457          1,152,730               0
   John A. Porter                                                       120,960,247          1,151,940               0
   Lawrence C. Tucker                                                   120,960,247          1,151,939               0
   Roy A. Wilkens                                                       120,959,257          1,152,930               0

 ELECTION OF PREFERRED STOCK DIRECTORS: (2)
   Silvia Kessel                                                         10,896,785                  0               0
   John W. Kluge                                                         10,896,785                  0               0
   Stuart Subotnick                                                      10,896,785                  0               0

 NAME CHANGE (3)                                                        142,402,115          1,354,290         232,758

- --------------------

(1) Shares including 4,106,094 equivalent shares for the Series 2 preferred stock (out of 4,233,087 total equivalent Series 2 shares).

(2) Shares voted by the holder of Series 1 preferred stock (10,896,785 Series 1 preferred shares)

(3) Shares including 21,876,976 equivalent shares for the Series 1 preferred stock and 4,106,094 equivalent shares for the Series 2 preferred stock (out of 4,233,087 total equivalent Series 2 shares).


Item 5.   Other Information.

          None


Item 6.   Exhibits and Reports on Form 8-K.

          A.   Exhibits

          See Exhibit Index

          B.   Reports on Form 8-K

          During the second quarter of 1995, the Company filed the following reports on Form 8-K:

          (i) Current Report on Form 8-K/A dated August 22, 1994 (filed April 19, 1995), reporting information required to be reported under item 7(a), Financial Statements of Business Acquired and under item 7(b) Pro Forma financial information, the following financial statements:

       WilTel Network Services - for the fiscal years ended December 31, 1994 and 1993:
              Report of Independent Auditors
              Combined Balance Sheets
              Combined Statements of Income
              Combined Statements of Stockholder's Equity
              Combined Statements of Cash Flows
              Notes to Combined Financial Statements

       LDDS Communications, Inc. - for the fiscal year ended December 31, 1994:
              Pro Forma Combining Financial Statements
              Pro Forma Combining Balance Sheet as of December 31, 1994
              Pro Forma Combining Statement of Operations for the fiscal year ended December 31, 1994
              Notes to Pro Forma Combining Financial Statements

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                        WORLDCOM, INC.



                                        By:    /s/ Scott D. Sullivan
                                           ------------------------------------
                                           Scott D. Sullivan, Treasurer and
                                           Chief Financial Officer

Dated: August 11, 1995

                                 EXHIBIT INDEX


Exhibit
No.                                             Description
- ------                                          -----------
3(i)                      Amended and Restated Articles of Incorporation of the Company (including preferred stock designations) as of September 15, 1993 (incorporated herein by reference to Exhibit 3(i) to Amendment No. 1 to the Company's
                          Registration Statement on Form S-3 (File No. 33-67340)), as amended by Articles of Amendment dated May 26, 1994 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q
                          filed by the Company (File No. 1-10415) for the quarter ended June 30, 1994).

3(ii)                     Articles of Amendment to the Amended and Restated Articles of Incorporation
                          dated May 25, 1995.

3(iii)                    Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii) to
                          Amendment No. 1 to the Company's Registration Statement on Form S-3
                          (File No. 33-67340))

11.1                      Computation of Per Share Earnings

27.1                      Financial Data Schedule