Form 10-Q
period 1995-09-30
WORLDCOM INC /MS/
filed 1995-11-14
CIK 723527

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


          [ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended     September 30, 1995

                                       OR

          [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -------------

                        Commission file number:  0-11258
                               ____________________

                                 WorldCom, Inc.
                       (F/K/A LDDS COMMUNICATIONS, INC.)
             (Exact name of registrant as specified in its charter)
                               ____________________

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

        The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 193,127,590 on October 31, 1995.

================================================================================

                                  FORM 10-Q
                                    INDEX


                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.              FINANCIAL INFORMATION

       Item 1.        Financial Statements

                      Consolidated Balance Sheets as of
                      September 30, 1995 and December 31, 1994  . . . . . . . . . . . .   3

                      Consolidated Statements of Operations
                      for the three and nine month periods ended September 30, 1995
                      and September 30, 1994  . . . . . . . . . . . . . . . . . . . . .   4

                      Consolidated Statements of Cash Flows for
                      the nine months ended September 30, 1995 and
                      September 30, 1994  . . . . . . . . . . . . . . . . . . . . . . .   5

                      Notes to Consolidated Financial Statements  . . . . . . . . . . .   6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II.              OTHER INFORMATION

       Item 1.        Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . .  13

       Item 2.        Changes in Securities   . . . . . . . . . . . . . . . . . . . . .  13

       Item 3.        Defaults upon Senior Securities   . . . . . . . . . . . . . . . .  13

       Item 4.        Submission of Matters to a Vote
                      of Securities Holders   . . . . . . . . . . . . . . . . . . . . .  13

       Item 5.        Other Information   . . . . . . . . . . . . . . . . . . . . . . .  13

       Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .  14

Signature               . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Exhibit Index           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I.     FINANCIAL INFORMATION

     Item 1.   Financial Statements

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                          September 30,            December 31,
                                                                                               1995                    1994
                                                                                       -------------------      ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $            10,877      $           19,259
  Short-term investments                                                                              -                      1,000
  Accounts receivable, net of allowance for bad debts of
   $48,458 in 1995 and $52,949 in 1994                                                             509,792                 470,175
  Deferred tax asset                                                                                92,652                  62,687
  Other current assets                                                                              38,950                  36,305
                                                                                       -------------------      ------------------
         Total current assets                                                                      652,271                 589,426
                                                                                       -------------------      ------------------
Property and equipment:
  Transmission equipment                                                                         1,341,721                 472,737
  Communications equipment                                                                         380,518                 307,262
  Furniture, fixtures and other                                                                    284,398                 164,266
                                                                                       -------------------      ------------------
                                                                                                 2,006,637                 944,265
  Less - accumulated depreciation                                                                 (438,040)               (317,598)
                                                                                       -------------------      ------------------
                                                                                                 1,568,597                 626,667
                                                                                       -------------------      ------------------
Excess of cost over net tangible assets acquired, net of
  accumulated amortization                                                                       4,186,679               2,070,709
Line installation costs, net of accumulated amortization                                            33,211                  28,768
Deferred income taxes                                                                               14,120                  14,120
Other assets                                                                                        97,032                 100,502
                                                                                       -------------------      ------------------
                                                                                       $         6,551,910      $        3,430,192
                                                                                       ===================      ==================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                             $             2,061      $            5,996
  Accounts payable                                                                                 133,524                 138,101
  Accrued line costs                                                                               361,285                 258,053
  Accrued restructuring costs                                                                        5,862                  25,837
  Shareholder litigation reserve                                                                      -                     75,000
  Income taxes payable                                                                              78,466                  11,940
  Other current liabilities                                                                        291,442                 195,728
                                                                                       -------------------      ------------------
     Total current liabilities                                                                     872,640                 710,655
                                                                                       -------------------      ------------------
Long-term liabilities, less current portion:
  Long-term debt                                                                                 3,392,357                 788,005
  Deferred income taxes payable                                                                     77,258                    -
  Other liabilities                                                                                125,169                 104,362
                                                                                       -------------------      ------------------
         Total long-term liabilities                                                             3,594,784                 892,367
                                                                                       -------------------      ------------------

Commitments and contingencies

Shareholders' investment:
  Series 1 preferred stock, par value $.01 per share; authorized,
    issued and outstanding:  none in 1995 and 10,896,785 shares in 1994                               -                        109
  Series 2 preferred stock, par value $.01 per share; authorized, issued and
    outstanding:  1,244,048 shares in 1995 and 2,000,000 shares in 1994                                 12                      20
  Preferred stock:  par value $.01 per share; authorized:  37,103,215 shares
     in 1995 and 1994; none issued                                                                    -                       -
  Common stock, par value $.01 per share; authorized: 500,000,000 shares;
    issued and outstanding:  193,052,907 shares in 1995 and 159,643,312 in 1994                      1,931                   1,596
  Additional paid-in capital                                                                     1,874,318               1,772,882
  Retained earnings                                                                                208,225                  52,563
                                                                                       -------------------      ------------------
        Total shareholders' investment                                                           2,084,486               1,827,170
                                                                                       -------------------      ------------------
                                                                                       $         6,551,910      $        3,430,192
                                                                                       ===================      ==================


The accompanying notes are an integral part of these Statements

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)


                                                       For the Three Months                  For the Nine Months
                                                        Ended September 30,                   Ended September 30,
                                                 ------------------------------  -------------------------------------------
                                                       1995            1994              1995                    1994
                                                 --------------  --------------  -------------------      ------------------
Revenues                                         $      933,560  $      568,558  $         2,693,314      $        1,647,771
                                                 --------------  --------------  -------------------      ------------------
Operating expenses:
  Line costs                                            508,318         365,513            1,480,696               1,042,584
  Selling, general and administrative                   167,644         100,337              490,213                 290,955
  Depreciation and amortization                          79,787          42,646              231,301                 121,109
  Provision to reduce carrying value of
   certain assets                                          -             35,000                 -                     35,000
                                                 --------------  --------------  -------------------      ------------------
        Total                                           755,749         543,496            2,202,210               1,489,648
                                                 --------------  --------------  -------------------      ------------------
Operating income                                        177,811          25,062              491,104                 158,123
Other income (expense):
  Interest expense                                      (62,526)        (12,778)            (189,392)                (34,298)
  Shareholder litigation settlement                        -            (76,000)                -                    (76,000)
  Miscellaneous                                           3,752           1,223                7,125                   4,431
                                                 --------------  --------------  -------------------      ------------------
Income (loss) before income taxes                       119,037         (62,493)             308,837                  52,256
Provision for income taxes                               46,424          49,263              120,446                 104,109
                                                 --------------  --------------  -------------------      ------------------
Net income (loss)                                        72,613        (111,756)             188,391                 (51,853)
                                                 --------------  --------------  -------------------      ------------------
Preferred dividend requirement                            3,811           6,938               17,686                  20,828
One-time dividend payment to Series 1
   preferred shareholder                                 15,000            -                  15,000                    -
                                                 --------------  --------------  -------------------      ------------------
Net income (loss) applicable to common
   shareholders                                  $       53,802  $     (118,694) $           155,705      $          (72,681)
                                                 ==============  ==============  ===================      ==================

Earnings (loss)  per common share :
     Primary                                               0.29           (0.75)                0.89                   (0.46)
                                                 ==============  ==============  ===================      ==================
     Fully diluted                                         0.29           (0.75)                0.89                   (0.46)
                                                 ==============  ==============  ===================      ==================
Earnings (loss) per common share before
    one-time dividend payment to Series 1
    preferred shareholder:
     Primary                                               0.37           (0.75)                0.97                   (0.46)
                                                 ==============  ==============  ===================      ==================
     Fully diluted                                         0.37           (0.75)                0.96                   (0.46)
                                                 ==============  ==============  ===================      ==================
Weighted average shares outstanding:
     Primary                                            195,014         158,282              192,517                 157,296
     Fully diluted                                      202,961         158,282              200,526                 157,296



The accompanying notes are an integral part of these Statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                        -------------------------------------------
                                                                                1995                    1994
                                                                        -------------------      ------------------
Cash flows from operating activities:
Net income (loss)                                                       $           188,391      $          (51,853)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                                    137,567                  72,136
    Amortization                                                                     93,734                  48,973
    Provision for losses on accounts receivable                                      29,129                  26,100
    Provision for shareholder litigation                                               -                     76,000
    Provision to reduce the carrying value of certain assets                           -                     35,000
    Provision for deferred income taxes                                              47,293                  58,871
    Change in assets and liabilities, net of effect of
     business combinations:
        Accounts receivable                                                         (38,930)               (146,970)
        Other current assets                                                           (359)                  4,647
        Accounts payable and other current liabilities                              (10,033)                (82,181)
        Shareholder litigation reserve                                              (75,000)                   -
    Other                                                                            (6,349)                  3,830
                                                                        -------------------      ------------------
Net cash provided by operating activities                                           365,443                  44,553
                                                                        -------------------      ------------------
Cash flows from investing activities:
  Capital expenditures                                                             (287,441)               (110,775)
  Sale of short-term investments, net                                                 1,000                   9,636
  Acquisitions and related costs                                                 (2,713,765)                (77,127)
  Increase in intangible assets                                                      (6,350)                (23,049)
  Proceeds from disposition of other assets                                          14,463                    -
  Increase in other assets                                                           (4,641)                 (6,558)
  Increase (decrease) in other liabilities                                          (21,468)                 25,821
  Payment for line installation costs                                               (14,848)                 (3,651)
  Proceeds from disposition of property and equipment                                13,690                    -
                                                                        -------------------      ------------------
Net cash used in investing activities                                            (3,019,360)               (185,703)
                                                                        -------------------      ------------------
Cash flows from financing activities:
  Borrowings                                                                      2,717,650                 120,000
  Principal payments on debt                                                       (128,232)                (18,657)
  Common stock issuance                                                              88,803                  33,883
  Dividends paid on preferred stock                                                 (32,686)                (20,828)
                                                                        -------------------      ------------------
Net cash provided by financing activities                                         2,645,535                 114,398
                                                                        -------------------      ------------------
Net decrease in cash and cash equivalents                                            (8,382)                (26,752)
Cash and cash equivalents at beginning of period                                     19,259                  60,780
                                                                        -------------------      ------------------
Cash and cash equivalents at end of period                              $            10,877      $           34,028
                                                                        ===================      ==================


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

(B) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1994. The results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

The following unaudited pro forma combined results of operations for the Company assume that the WilTel Acquisition was completed on January 1, 1994 (in thousands, except per share data):

                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                            SEPTEMBER 30, 1994
                                                            ------------------
             Revenues                                           $2,249,563
             Net loss applicable to common shareholders           (126,929)
             Loss per common share                                   (0.81)


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

(D) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the nine months ended September 30, 1995 and 1994 amounted to $165.4 million and $34.0 million, respectively. Income taxes paid during the nine months ended September 30, 1995 and 1994 were $7.4 million and $9.5 million, respectively. In conjunction with business combinations during the nine months ended September 30, 1995 and 1994 (see Note
C), assumed assets and liabilities were as follows (in thousands):

                                                                            FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                     ---------------------------------
                                                                        1995                   1994
                                                                     ----------            -----------
Fair value of assets acquired                                       $   829,806           $          -
Excess of cost over net tangible assets acquired                      2,199,415                283,840
Liabilities assumed                                                    (302,606)              (189,329)
Common stock issued                                                     (12,850)               (17,384)
                                                                    -----------           ------------
                                                                    $ 2,713,765           $     77,127
                                                                    ===========           ============

Acquisition and related costs for the nine months ended September 30, 1994 reflect additional costs related to the acquisitions in 1993.

(E) PREFERRED STOCK

On August 23, 1995, Metromedia Company ("Metromedia") converted its Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock (the "Series 1 Preferred Stock") of WorldCom into 21,876,976 shares of WorldCom common stock and exercised warrants to acquire 3,106,976 shares of WorldCom common stock and immediately sold its position of 30,849,548 shares of WorldCom common stock in a public offering. In connection with the preferred stock conversion, WorldCom made a one-time non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date). Metromedia offered the shares immediately through an underwriting by Donaldson, Lufkin & Jenrette Securities Corporation, as representative for the several underwriters. The Company did not receive any proceeds from the sale of the shares, but did receive approximately $33.7 million in proceeds from the exercise of the warrants, which were used to repay certain existing bank debt. John W. Kluge, Chairman of WorldCom, and the two other directors elected by Metromedia, Silvia Kessel and Stuart Subotnick, currently remain as directors of WorldCom.

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

OTHER. The United States Senate and the House of Representatives have passed separate bills that would permit the Bell System Operating Companies ("BOCs") to provide domestic and international long distance services upon, among other things, a finding that the state regulatory environment and the petitioning BOCs had satisfied certain criteria for opening the BOCs network to competition. Differences between both bills are anticipated to be considered by a House- Senate Conference Committee shortly. The House and the Senate will vote upon a bill reported by the Conference Committee, if any. After passage by both houses of Congress, a bill will be forwarded to the President for enactment or veto. The outcome of pending legislation cannot be predicted.

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

(G) RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

The following table sets forth the ratio of earnings to combined fixed charges and preferred stock dividends for each of the five years ended December 31, 1994 and for the nine months ended September 1994 and 1995, which ratios are based on the historical consolidated financial statements of WorldCom. The table also sets forth the pro forma combined data for the year ended December 31, 1994, which data gives effect to the WilTel Acquisition and the financing thereof as if it occurred on January 1, 1994. The WilTel Acquisition was accounted for as a purchase transaction. The pro forma combined data are presented for comparative purposes only and are not intended to be indicative of actual results had the transactions occurred as of the date indicated above nor do they purport to be indicative of results which may be attained in the future.


                                                                                              Pro Forma
                                                      Historical                              Combined               Historical
                                  ---------------------------------------------------     ----------------           ----------
                                                                                                                  Nine Months Ended
                                                Year Ended December 31,                Year Ended December 31,      September  30,


                                    1990      1991      1992       1993       1994              1994              1994         1995
                                    ----      ----      ----       ----       ----              ----              ----         ----
               Ratio of
               earnings to
               combined fixed
               charges and
               preferred stock
               dividends           2.45:1    2.53:1    1.40:1     4.14:1     0.13:1            0.45:1            1.51:1       2.12:1

               Deficiency of
               earnings to
               combined fixed
               charges and
               preferred stock
               dividends (in
               thousands)            -         -          -          -      $(78,008)        $(153,203)             -           -

For the purpose of computing the ratio of earnings to combined fixed charges and preferred stock dividends, earnings consist of income (loss) from continuing operations and fixed charges and preferred stock dividends, and fixed charges consist of interest (including capitalized interest, but excluding amortization amounts previously capitalized) on all indebtedness, amortization of debt discount and expense and that portion of rental expense which the Company believes to be representative of interest.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 1995 and 1994 after giving effect to the Company's merger with IDB on December 30, 1994 (the "IDB Merger"), which was accounted for as a pooling-of-interests.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                                   For the Quarter Ended     For the Nine Months
                                                                        September 30,       Ended September 30,
                                                                   ----------------------   ---------------------

                                                                       1995        1994       1995         1994
                                                                       -----       -----      -----        -----
Revenues                                                               100.0%      100.0%     100.0%       100.0%
                                                                       -----       -----      -----        -----
Operating expenses:
   Line costs                                                           54.4%       64.3%      55.0%        63.3%
   Selling, general and administrative                                  18.0%       17.6%      18.2%        17.7%
   Depreciation and amortization                                         8.5%        7.5%       8.6%         7.3%
   Provision to reduce carrying value of certain assets                  -           6.2%       -            2.1%
                                                                       -----       -----      -----        -----
Operating income                                                        19.1%        4.4%      18.2%         9.6%
Other income (expense):
   Interest expense                                                     -6.7%       -2.2%      -7.0%        -2.1%
   Shareholder litigation settlement                                     -         -13.4%       -           -4.6%
   Miscellaneous                                                         0.4%        0.2%       0.3%         0.3%
                                                                       -----       -----      -----        -----
Income (loss) before income taxes                                       12.8%      -11.0%      11.5%         3.2%
Provision for income taxes                                               5.0%        8.7%       4.5%         6.3%
                                                                       -----       -----      -----        -----
Net income (loss)                                                        7.8%      -19.7%       7.0%        -3.1%
                                                                       -----       -----      -----        -----
Preferred dividend requirement                                           0.4%        1.2%       0.7%         1.3%
One-time dividend payment to Series 1 preferred shareholder              1.6%          -        0.5%           -
                                                                       -----       -----      -----        -----
Net income (loss) applicable to common shareholders                      5.8%      -20.9%       5.8%        -4.4%
                                                                       =====       =====      =====        =====




Revenues for the three months ended September 30, 1995 increased 64% to $933.6 million on 5.0 billion revenue minutes as compared to $568.6 million on 2.82 billion revenue minutes for the three months ended September 30, 1994. For the nine months ended September 30, 1995, revenues increased 63% to $2.69 billion on 14.27 billion revenue minutes versus $1.65 billion on 8.06 billion revenue minutes for the comparable 1994 period.

On a pro forma basis, as though the acquisition of WilTel occurred at the beginning of 1994, revenues and traffic for the third quarter of 1995 increased 18% and 29%, respectively, compared with pro forma revenues of $792.2 million on 3.89 billion revenue minutes for the third quarter of 1994. For the first nine months of 1995, revenues and traffic rose 20% and 32%, respectively, from pro forma revenues of $2.25 billion on 10.83 billion revenue minutes. Revenue growth for the three and nine months ended September 30, 1995 was driven by strong performance from the Company's retail and wholesale markets offset by declines in operator services revenue.

The Company's third quarter switched retail revenue, which excludes wholesale and operator services traffic, increased 22% over 1994 pro forma results, while traffic growth from this core business equaled 25%. For the first nine months of 1995, revenues and traffic for switched retail revenue increased 20% and 21%, respectively, over the comparable 1994 period.

Third quarter 1995 results for wholesale switched revenue likewise increased, with revenues also up 22% over 1994 pro forma results and volume increasing 39% over the same period. For the first nine months of 1995, wholesale revenues increased 30% and traffic increased 55%, over the comparable 1994 period.

Private line revenues for the three months and nine months ended September 30, 1995, also reflected positive growth, with increases of 21% for both periods over the 1994 pro forma results.

Line costs as a percentage of revenues decreased to 54.4% during the third quarter of 1995 as compared to 64.3% for the same period in the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 55.0% in 1995 from 63.3% in 1994. These decreases are attributable to changes in the product mix, rate reductions resulting from favorable contract negotiations and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of the IDB Merger and the WilTel Acquisition into the Company's operations. Additionally, through the WilTel Acquisition, the

Company has been able to achieve further network efficiencies associated with owning the WilTel nationwide fiber optic cable network rather than leasing similar capacity from other providers at a higher cost.

Selling, general and administrative expenses for the third quarter of 1995 increased to $167.6 million or 18.0% of revenues as compared to $100.3 million or 17.6% of revenues for the third quarter of 1994. On a year-to-date basis, these expenses increased to $490.2 million or 18.2% of revenues from $291.0 million or 17.7% of revenues for the nine months ended September 30, 1994. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through the WilTel Acquisition and internal growth.

Depreciation and amortization expense for the third quarter of 1995 increased to $79.8 million or 8.5% of revenues from $42.6 million or 7.5% of revenues for the third quarter of 1994. On a year-to-date basis, this expense increased to $231.3 million or 8.6% of revenues versus $121.1 million or 7.3% of revenues for the comparable 1994 period. This increase reflects depreciation and amortization of the additional property and equipment and goodwill from the WilTel Acquisition.

In the third quarter of 1994, the Company determined that adjustments to certain IDB Broadcast assets were appropriate to properly reflect estimated net realizable values. Accordingly, the Company recorded an adjustment of $35.0 million, to reduce the carrying value of these broadcast assets (primarily intangible assets and property and equipment) to the Company's best estimate of the net realizable value. Although the Company continues to offer IDB Broadcast services, such services are not a part of the Company's core business operations. Accordingly, in the first quarter of 1995, the Company sold its simulcasting operations and entered into an agreement to outsource the management of the remaining IDB Broadcast operations.

Interest expense in the third quarter of 1995 was $62.5 million or 6.7% of revenues, as compared to $12.8 million or 2.2% of revenues in the third quarter of 1994. For the nine months ended September 30, 1995, interest expense increased to $189.4 million or 7.0% of revenues, as compared to $34.3 million or 2.1% of revenues for the first nine months of 1994. The increase in interest expense was due primarily to an increase in the average debt outstanding by the Company to finance the WilTel Acquisition.

In the third quarter of 1994, the Company recorded a $76.0 million charge which represented an estimated IDB shareholder litigation settlement of $75.0 million and $1.0 million in related legal costs. The shareholder litigation settlement was paid in April 1995.

In the third quarter of 1995, Metromedia converted its Series 1 Preferred Stock into 21,876,976 shares of WorldCom common stock and exercised warrants to acquire 3,106,976 shares of WorldCom common stock and immediately sold its position of 30,849,548 shares of WorldCom common stock in a public offering.
In connection with the preferred stock conversion, WorldCom made a one-time non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

Net income applicable to common shareholders was $53.8 million for the third quarter of 1995 versus a $118.7 million loss in the comparable 1994 period. Operating results for the third quarter of 1995 include the one-time non-recurring payment of $15.0 million to Metromedia. Excluding this payment, earnings for the third quarter of 1995 would have been $68.8 million or $0.37 per common share. Operating results in the third quarter of 1994 were significantly affected by the IDB shareholder litigation settlement of $76.0 million, the reduction in carrying value of certain assets of $35.0 million, an $18.3 million valuation reserve provided against certain IDB deferred tax assets, an $8.5 million allowance to adjust the provision for doubtful accounts, a $4.5 million accrual for accounting and legal expenses incurred in connection with the resignation of IDB's prior auditors, and $11.0 million related to various investment write-downs and other balance sheet accruals. On a year-to-date basis, net income applicable to common shareholders increased to $155.7 million or $.89 per share versus a net loss of $72.7 million or $.46 per share for the comparable 1994 period.

LIQUIDITY AND CAPITAL RESOURCES

On January 5, 1995, in conjunction with the WilTel Acquisition, the Company utilized its $3.41 billion long-term credit facilities and repaid all debt under the Company's previous credit facilities and the $123.0 million in senior notes. Total additional borrowings for the nine months ended September 30, 1995 were $2.7 billion. At September 30, 1995, the Company had access to an additional $220.6 million under its long-term credit facilities. For the nine months ended September 30, 1995, the weighted average interest rate under the credit facilities was 7.4%.

In February 1995, in the event of rising interest rates, the Company entered into financial hedging agreements with various financial institutions, in connection with the credit facilities. The hedging agreements establish capped fixed rates of interest ranging from 8.25% to 8.3125% on an aggregate notional value of $1.7 billion. If interest rates do not reach this cap, the Company's interest rate remains variable. These contracts range in duration from one to two years with $845.4 million maturing in each of the years ending 1996 and 1997.

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

For the nine months ended September 30, 1995, the Company's cash flow from operations was $365.4 million, increasing from $44.6 million in the comparable period for 1994. The increase in cash flow from operations was primarily attributable to cash flow from acquired operations, internal growth and the sale of the Company's receivables as noted below.

Cash used in investing activities in the nine months ended September 30, 1995 totaled $3.02 billion and included $2.71 billion for acquisitions and related costs and $287.4 million for capital expenditures. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Capital expenditures for 1995 are anticipated to total approximately $340.0 million to $350.0 million.

Included in cash flows from financing activities are payments of $17.7 million for preferred dividend requirements and $15.0 million for the one-time non-recurring payment to Metromedia. All of the Series 1 Preferred Stock was converted by Metromedia in August 1995 and accordingly, no further dividends will be required on the Series 1 Preferred Stock. A portion of the Company's Series 2 Preferred Stock was also converted during the third quarter of 1995. The future annual dividend requirement for the Company's remaining Series 2 Preferred Stock is $2.0 million, payable on a quarterly basis. The Company believes that no event will occur during the remainder of 1995 to interfere with its ability to satisfy these dividend requirements.

During 1995, the Company amended WilTel's existing $80.0 million receivables purchase agreement to include certain additional receivables and received additional proceeds of $200.0 million. The Company used these proceeds to reduce the outstanding debt under the Company's credit facilities and provide additional working capital. As of September 30, 1995, the purchaser owned an undivided interest in a $558.8 million pool of receivables which includes the $280.0 million sold. The aggregate purchase limit under this agreement was $280.0 million at September 30, 1995.

In April 1995, an additional $75.0 million was borrowed against the Company's long-term credit facilities to pay the IDB shareholder litigation settlement liability, which had been recognized by the Company during the third quarter of 1994.

During 1995, Metromedia exercised its right to purchase a total of 6.2 million shares of the Company's common stock under purchase warrants. Aggregate proceeds of $64.4 million from these exercises were used to reduce the outstanding debt under the Company's credit facilities.

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply the accounting provisions of APB Opinion 25 in determining its net income. However, additional disclosures will be made to disclose the estimated value of compensation expense under the method established by SFAS No. 123.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          A.   Exhibits

          See Exhibit Index

          B.   Reports on Form 8-K

          (i) Current Report on Form 8-K dated September 8, 1995 (filed September 8, 1995), reporting under Item 5, Other Events, the ratio of earnings to combined fixed charges and preferred stock dividends for each of the five years ended December 31, 1994 and for the six months ended June 30, 1994 and 1995.

          (ii) Current Report on Form 8-K dated August 23, 1995 (filed August 29, 1995), reporting under Item 5, Other Events, information relative to Metromedia converting its Series 1 Preferred Stock into 21,876,976 shares of WorldCom common stock and exercise of warrants to acquire 3,106,976 shares of WorldCom common stock and subsequent sale of its position of 30,849,548 shares of WorldCom common stock in a public offering.

          (iii) Current Report on Form 8-K dated August 14, 1995 (filed August 14, 1995), reporting under Item 5, Other Events, the following information: (a) the Company's announcement that it was notified by Metromedia of its intent to convert its Series 1 Preferred Stock and to sell its position of WorldCom in a public offering and (b) brief summaries of certain provisions relating to the capital stock of the Company.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                        WORLDCOM, INC.



                                        By:  /s/ Scott D. Sullivan
                                             ----------------------------------
                                             Scott D. Sullivan
                                             Chief Financial Officer

Dated:  November 14, 1995

                                EXHIBIT INDEX


Exhibit
No.                               Description
------                            -----------

3(i) Amended and Restated Articles of Incorporation of the Company (including preferred stock designations) as of September 15, 1993 (incorporated herein by reference to Exhibit 3(i) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-67340)), as amended by Articles of Amendment dated May 26, 1994 (incorporated herein by reference to Exhibit
              3.1 to the Quarterly Report on Form 10-Q filed by the Company (File No. 1-10415) for the quarter ended June 30, 1994), as amended by Articles of Amendment dated May 25, 1995 (incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended June 30,
              1995).

3(ii) Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-67340))

11.1          Computation of Per Share Earnings

12.1 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends

27.1          Financial Data Schedule