Form 10-K
period 1995-12-31
WORLDCOM INC /MS/
filed 1996-04-01
CIK 723527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


   [ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the fiscal year ended December 31, 1995
                                       OR
 [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
       For the transition period from _____________ to _________________

                         Commission File Number 0-11258

                             --------------------

                                 WORLDCOM, INC.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was:
                 Common Stock, $.01 par value:  $ 7,675,991,323
    Series 2 6.50% Cumulative Senior Perpetual Convertible Preferred Stock:
                                  $89,450,306

There were 194,043,449 shares of the registrant's Common Stock outstanding as of March 15, 1996.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes  X         No
                                     ---           ---

                             --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's 1996 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1995, are incorporated by reference into Part III.

================================================================================

                                    GLOSSARY

ACCESS CHARGES -- Expenses incurred by an IXC and paid to LECs for accessing the local networks of the LECs in order to originate and terminate long distance calls and provide the customer connection for private line services.

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

MCI -- MCI TELECOMMUNICATIONS CORPORATION -- An IXC which provides interexchange services and facilities on a nationwide and international basis.

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

SPRINT -- SPRINT CORPORATION - An IXC which provides interexchange services and facilities on a nationwide and international basis.

SUBSCRIBERS -- Commercial and residential customers for which an IXC provides direct dial long distance telephone service. For operator assisted long distance telephone service, "Subscribers" refers to owners of pay telephones, owners of premises on which pay telephones are located, and multi-telephone facilities such as hotels and hospitals with which an OSP contracts to process and transmit operator assisted long distance telephone calls.

TARIFF -- The schedule of rates and regulations set by communications common carriers and filed with the appropriate federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the Subscriber or user and the supplier or carrier.

TRANSPORT CHARGES -- Expenses paid to facilities-based carriers for transmission between or within LATAs.

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


                                                         PART II

Item 5.          Market for Registrant's Common Equity and Related Shareholder Matters  . . . . . . . . . .  12
Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 7.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .  19
Item 9.          Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19


                                                         PART III

Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .  19
Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .  19
Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .  19


                                                         PART IV

Item 14.         Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . . . .  20

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Index to Financial Statements and Financial Statement Schedule  . . . . . . . . . . . . . . . . . . . . . . F-1

Exhibit Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

                                     PART I

ITEM 1.          BUSINESS

GENERAL

WorldCom, Inc., a Georgia corporation which conducts business under the name "LDDS WorldCom" ("WorldCom" or the "Company"), is one of the four largest long distance telecommunications companies in the United States based on 1994 revenues. The Company provides long distance telecommunications services to business, consumer and other carrier customers, through its network of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations, with service to points throughout the nation and the world. The products and services provided by WorldCom include: switched and dedicated long distance products, 800 services, calling cards, operator services, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced faxed and data connections, television and radio transmission and mobile satellite communications.

WorldCom was organized in 1983. Its operations have grown as a result of management's emphasis on a four-point growth strategy, which includes internal growth, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares, and international expansion. On September 15, 1993, a three-way merger occurred whereby (i) Metromedia Communications Corporation, a Delaware corporation ("MCC"), merged with and into Resurgens Communications Group, Inc., a Georgia corporation ("Resurgens"), and (ii) LDDS Communications, Inc., a Tennessee corporation ("LDDS-TN"), merged with and into Resurgens (the "Prior Mergers").

At the time of the Prior Mergers, the name of Resurgens, the legal survivor, was changed to LDDS Communications, Inc. and the separate corporate existences of LDDS-TN and MCC terminated. For accounting purposes, however, LDDS-TN was the survivor because the former shareholders of LDDS-TN acquired majority ownership of the Company. Accordingly, unless otherwise indicated, all historical information presented herein reflects the operations of LDDS-TN. At the annual meeting of shareholders held May 25, 1995, shareholders of LDDS Communications, Inc. voted to change the name of the Company to WorldCom, Inc., effective immediately. Information in this document has also been revised to reflect the stock splits of the Company's common stock. See Note 1 of Notes to Consolidated Financial Statements.

BUSINESS COMBINATIONS

The Company's emphasis on acquisitions has taken the Company from a small regional long distance carrier to one of the largest long distance telecommunications companies in the industry, serving customers domestically and internationally.

On January 5, 1995, WorldCom completed the acquisition of the network services operations of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc. ("Williams"), for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities. The funds paid to Williams were obtained by WorldCom under a new credit facility entered into on December 21, 1994. See Note 4 of Notes to Consolidated Financial Statements.

On December 30, 1994, WorldCom, through a wholly owned subsidiary, merged with IDB Communications Group, Inc., a Delaware corporation ("IDB"). IDB operates a domestic and international communications network providing private line and public switched long distance telecommunications services, facsimile and data connections, television and radio transmission services, and mobile satellite communications capabilities. As a result of this merger (the "IDB Merger"), each share of common stock of IDB was converted into the right to receive
0.476879 shares of WorldCom common stock (the "Common Stock") resulting in the issuance of approximately 35,881,000 shares of Common Stock. In addition, WorldCom assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. The IDB Merger was accounted for as a pooling-of-interests and accordingly, the WorldCom financial statements for the periods prior to the IDB Merger have been restated to include the results of IDB for all periods presented.

In 1993, upon effectiveness of the Prior Mergers, each share of the outstanding common stock of LDDS-TN was converted into the right to receive 0.9595 shares of Common Stock. The 500,000 shares of LDDS-TN Series B 6.5% Cumulative Senior Perpetual Convertible Preferred Stock outstanding were converted into 2,000,000 shares of WorldCom Series 2 6.5% Cumulative Senior Perpetual Convertible Preferred Stock having a liquidation value of $25 per share and a conversion
price of $11.81171 per share (the "Series 2 Preferred Stock").   As a result of
the consummation of the Prior Mergers, Metromedia Company ("Metromedia"), the sole stockholder of MCC, received 2,758,620 shares of the Common Stock, 10,896,785 shares of WorldCom Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock having a liquidation value of $50 per share and a conversion price of $24.9046875 per share (the "Series 1 Preferred Stock"), warrants to purchase 5,000,400 shares of the Common Stock at an average price of $8.35 per share, and $150.0 million in cash. The common stock of Resurgens was unchanged in the Prior Mergers.

On August 23, 1995, Metromedia converted its Series 1 Preferred Stock into 21,876,976 shares of Common Stock and exercised warrants to acquire 3,106,976 shares of Common Stock and immediately sold its position of 30,849,548 shares of Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date). The Company did not receive any proceeds from the sale of the shares, but did receive approximately $33.7 million in proceeds from the exercise of the warrants, which were used to repay certain existing bank debt.

On December 4, 1992, LDDS-TN, through a wholly owned subsidiary, merged with Advanced Telecommunications Corporation ("ATC"). As a result of this merger (the "ATC Merger"), each share of common stock of ATC was converted into the right to receive 0.83 shares of common stock of LDDS-TN. The ATC Merger was accounted for under the pooling-of-interests method.

The following table sets forth certain data concerning the Company's acquisitions, during the past five years, of companies with annual revenues exceeding $50.0 million, other than the IDB Merger and the ATC Merger.

                                                                    Revenues for Fiscal Year
                                                                     Preceding Acquisition
                  Name                      Acquisition Date             (In thousands)
                  ----                      ----------------            ----------------
MidAmerican Communications Corporation     July 1991                        $  75,924

AmeriCall and First Phone                  February 1992                       65,028

World Communications, Inc.                 December 1992                       90,602

Dial-Net, Inc. ("Dial-Net")                March 1993                          69,328

Metromedia Communications Corporation      September 1993                     368,532

Resurgens Communications Group, Inc.       September 1993                     151,963

TRT Communications, Inc. ("TRT")           September 1993                     175,057

Williams Telecommunications Group, Inc.    January 1995                       921,813

In addition to the acquisitions reflected in the above table, WorldCom and its predecessors have completed other acquisitions involving companies each with annual revenues of less than $50.0 million.

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

A predominant share of the Company's total revenues is derived from commercial customers. Commercial customers typically use higher volumes of telecommunications services than residential customers and concentrate usage on weekdays during business hours when rates are highest. Consequently, commercial customers, on average, generate higher revenues per account than residential customers.

The Company has become a significant participant in the long distance wholesale market and intends to pursue opportunities, if any, for continued expansion in this area. While total revenues in the wholesale market are less than from commercial customers, expenses are generally reduced in servicing these customers as the result of fewer invoices, fewer customer service personnel and a smaller sales force.

The enactment of the Telecommunications Act of 1996 in early February has made it possible for WorldCom to participate in both the local and long distance markets. The Company has formed business associations to provide long distance telecommunications services with certain LECs and the Company expects to pursue resale of local service in those markets where it is both economically and technically feasible.

In the first quarter of 1996, the Company signed agreements to provide long distance telecommunications services to GTE Long Distance, Ameritech Communications, Inc., and Southwestern Bell Mobile Systems, Inc. WorldCom also entered into an agreement to become a major provider of data telecommunications services for Electronic Data Systems Corporation ("EDS"), a global information services company.

Additionally, in response to the changing regulatory environment, WorldCom has filed applications with PUCs in several states to offer customers local telephone exchange services, an important capability that will serve as a complement to the Company's national and international service offerings. To date, WorldCom has received permission to provide local service on a resale basis in California, Connecticut, Florida, Illinois and Texas.

SERVICES

GENERAL. The Company is one of the four largest United States based long distance telecommunications companies in the industry, based on revenues, and serves its customers domestically and internationally. The products and services provided by the Company include switched and dedicated long distance products, 800 services, calling cards, operator services, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced faxed and data connections, television and radio transmission, and mobile satellite communications.

DOMESTIC LONG DISTANCE. There are several ways in which a customer can access the Company's network. In areas where equal access has been made available, a customer who has selected the Company as its IXC can utilize the Company's network for interLATA long distance calls through "one plus" dialing of the desired call destination. Equal access customers can access the Company's network for interLATA long distance calls and for intraLATA calls where intraLATA competition has been allowed.

Customers in areas without equal access or customers in equal access areas who do not select the Company as their IXC can utilize the Company's network for all their long distance calls through three methods of "dial-up access." They can dial a local telephone number to access the Company's computerized switching equipment and then enter a personal authorization code and the area code and telephone number of the desired call destination. Customers may also access the Company's network by dialing 10 plus the three digit Carrier Identification Number belonging to the Company and the area code and telephone number of the desired call location. High-volume customers can access the WorldCom network through the use of high-capacity dedicated circuits.

Customer billing is generated internally and through a facilities management agreement under which EDS performs significant data processing functions. See
Note 6 of Notes to Consolidated Financial Statements.

INTERNATIONAL LONG DISTANCE. The Company offers international private line and public switched long distance telecommunications services to government, commercial and carrier organizations worldwide. The Company has over 200 switched voice and private line operating agreements in foreign countries, thereby making the Company a leading participant in the international telecommunications market.

Through these operating agreements, international long distance traffic is both
delivered and received.   Under these agreements, foreign carriers are
obligated to adhere to the policy of the FCC whereby traffic from the foreign country is routed to international carriers of which the Company is one, in the same proportion as traffic carried into the foreign country.

The Company provides permanent and temporary domestic and international private line services to customers for a number of applications. These applications generally involve establishing private, international point-to-point communications links for customers who need special services, such as heavy data and voice usage, lower cost, and greater security. The Company has private line operating agreements with 160 foreign countries and is the carrier for many of the world's most critical communications links, including the Washington-Moscow hotline and launch control circuits for the NASA Space Program. The Company also provides international private line services for a range of financial, airline, commercial and governmental communications networks.

The Company also offers public switched international telecommunications services worldwide and provides direct services to approximately 60 foreign countries. The Company sells telecommunications services to both corporate customers and to domestic long distance carriers that lack transmission facilities to locations served by the Company or need more transmission capacity. Accessing the Company's international switching center via permanent domestic connections or via dial-up access code, customers can make international telephone calls.

Such operations are subject to certain risks such as changes in foreign government regulations and telecommunications standards, licensing requirements, tariffs or taxes, and other trade barriers and political and economic instability. In addition, the Company's revenues and costs of sales are sensitive to changes in international settlement rates.

OTHER SERVICES. WorldCom provides its billing and collection and operator services to other IXCs. Due to the time and expense associated with the negotiation of billing and collection agreements, many IXCs choose not to establish operator services or to obtain billing and collection agreements. Using WorldCom's operator services enables IXCs to retain revenues by carrying operator assisted traffic over their own networks.

In addition, the Company offers a broad range of related services which enhance customer convenience, add value and provide additional revenue sources. Advanced "800" service offers features for caller and customer convenience, including a variety of call routing and call blocking options, customer reconfiguration, termination overflow to switched or dedicated lines, Dialed Number Identification Service (DNIS), real-time Automatic Number Identification
(ANI), and flexible after-hours call handling services. The Company's travel cards offer worldwide calling services, caller-friendly voice mail with message waiting signal, message storage and delivery, conference calling, personal greetings, speed dialing, customer deactivation and reactivation of cards, customer card, and private-label card options. The Company is also a market leader for the prepaid calling card which allows a purchaser to pay in advance for a specific number of long distance minutes. The prepaid calling card is successful in the collectors market and continues to be a growing source of revenues for the Company.

The Company outsources the management of its broadcast operations, which provides radio and television broadcast transmission services for major network, cable, syndication, pay-per-view, sports and special event programmers.

The Company also designs, installs, and integrates "turnkey" transmission facilities and communications networks primarily for international customers. Services provided include fixed customer premise earth stations, network management systems, system integration consulting and project management.

TRANSMISSION FACILITIES

Domestically, the Company owns one of four nationwide fiber optic networks in the country, consisting of more than 15,000 miles of fiber optic cable and microwave equipment with access to over 50,000 miles of additional fiber optic network through lease agreements with other carriers. In January 1995, the Company acquired the majority of this network through the purchase of WilTel, which owned a network of approximately 11,000 miles of fiber optic cable and digital microwave facilities with access to approximately 30,000 miles of additional fiber optic network through lease agreements with other carriers.

Internationally, the Company owns fiber optic facilities on most major international cable systems in the Pacific and Atlantic Ocean regions, providing fiber optic cable connections between the United States and the Pacific Rim and the United States and Europe. WorldCom also owns fiber optic cable for services to the Commonwealth of Independent States, Latin America and South America.

Additionally, the Company owns 22 international gateway earth stations and approximately 50 domestic earth stations, which enable WorldCom to provide radio, television, private line and public switched telecommunications services to and from locations throughout the world. WorldCom also owns fixed earth stations located in 33 metropolitan areas, including seven international gateway earth stations in San Francisco and Washington D.C., which serve as central collection points for domestic traffic and connect the network with international satellites.

The Company's ability to generate profits is largely dependent upon its ability to optimize the different types of transmission facilities used to process and complete calls. These facilities are complemented by a least cost routing plan which is accomplished through digital switching technology and network routing software. Calls can be routed over fixed cost transmission facilities or variable cost transmission facilities. Fixed cost facilities, including the Company's owned networks are typically most cost effective for routes that carry high volumes of traffic. The Company's expansion has been to contiguous geographic areas which has enabled the Company to concentrate a significant portion of its traffic over fixed cost transmission facilities and thereby achieve an overall lower network cost. In addition, a variety of lease agreements for fixed and variable cost (usage sensitive) services ensure diversity in processing calls.

NETWORK SWITCHING

The Company owns or leases computerized network switching equipment that routes its customers' long distance calls. The Company presently maintains approximately 50 digital switching centers. The Company's digital switching equipment is interconnected with digital transmission lines. The Company's entire switching network utilizes SS7 common channel signaling, which increases efficiencies by eliminating connect time delays and provides "look ahead" routing. In addition to networking, the

Company's switching equipment verifies customers' pre-assigned authorization codes, records billing data and monitors system quality and performance.

In addition to the switching centers, the Company has a number of other network facility locations which are known as points of presence. These points of presence allow the Company to concentrate customers' traffic at locations where the Company has not installed switching equipment. The traffic is carried to switching centers over the Company's digital transmission network.

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

MARKETING AND SALES

WorldCom markets its long distance services primarily through a direct sales force of approximately 1,600 employees worldwide which are targeted at specific geographic markets. WorldCom markets its operator assisted services through telemarketing and trade shows. WorldCom's sales force also provides advanced sales specialization for the data and international marketplaces, including domestic and international private line services.

In each of its geographic markets, the Company employs full service support teams that provide its customers with prompt and personal attention. A customer service representative is assigned to each customer account whose monthly business exceeds $1,000. With offices nationwide, WorldCom's localized management, sales and customer support are designed to engender a high degree of customer loyalty and service quality.

COMPETITION

The Company faces intense competition in providing both domestic and international long distance telecommunications services. Domestically, WorldCom competes for interLATA and intraLATA services with AT&T, MCI, Sprint, the LECs, and other national and regional IXCs, where permissible; and with respect to operator service, with AT&T and other operator service providers. Internationally, the Company competes for services with other IXCs, including AT&T, MCI, and Sprint. Certain of these companies have substantially greater market share and financial resources than WorldCom, and some of them are the source of communications capacity used by WorldCom to provide its own services.

For most of the Company's communications services, the factors critical to a customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and, in some cases, geography, and network size. WorldCom's objective is to be one of the most responsive service providers, particularly when providing customized communications services. WorldCom's array of communications facilities and international relationships, together with its engineering and operations capability, provide WorldCom with considerable flexibility in tailoring cost-effective communications services to meet its customers' requirements. This network allows WorldCom to implement complex permanent and temporary communications circuits to and from virtually any location in the world. WorldCom relies on its decentralized management structure and the local orientation of its operations and personnel to distinguish itself from larger, less personalized operations. In addition, WorldCom's understanding of international telecommunications technical and regulatory issues has often allowed WorldCom to provide prompt solutions to the diverse communications needs of multinational corporations, government entities and other organizations. No assurance can be given, however, that the Company's strategies will be successful.

WorldCom expects to encounter continued competition from major domestic and international communications companies, including AT&T, MCI, and Sprint. In addition, the Company may be subject to additional competition due to the enactment of the Telecommunications Act of 1996, the development of new technologies and increased availability of domestic and international transmission capacity. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by the Company. The Company cannot predict which of the many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

REGULATION

The Company operates in a highly regulated industry. The FCC regulates international communications services and interstate telephone service, and certain states, through the appropriate regulatory agency, regulate intrastate telephone service. In addition, the Company is subject to regulation in various foreign countries in connection with certain overseas business activities.

The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. There can be no assurance that future regulatory changes will not have a material adverse impact on WorldCom. Recent developments include, without limitation, enactment of legislation that modifies the AT&T Divestiture Decree restrictions on the provision of long distance services by the BOCs between LATAs as defined in the AT&T Divestiture Decree, FCC and PUC action changing access rates charged by LECs and making other related changes to access and interconnection policies, certain of which could have adverse consequences for the Company; related FCC and state regulatory proceedings considering additional deregulation of LEC access pricing; a pending FCC rulemaking on "billed party preference" that could affect WorldCom's provision of operator services; and various legislative and regulatory proceedings that would result in new local exchange competition.

On February 8, 1996, President Clinton signed legislation, that: will, without limitation, permit the BOCs to provide domestic and international long distance services upon a finding by the FCC that the petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; removes existing barriers to entry into local service markets; significantly changes the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; establishes procedures to revise universal service standards; and establishes penalties for unauthorized switching of customers. The Company cannot predict the effect such legislation will have on the Company or the industry. However, the Company believes that it is positioned to pursue business opportunities in the rapidly changing telecommunications market.

FCC REGULATION. As a non-dominant IXC, the Company is not required to obtain a certificate of public convenience and necessity from the FCC for its domestic interexchange services. The FCC retains general regulatory jurisdiction over the sale of interstate telecommunications services by IXCs, including the requirement that calls be charged on a nondiscriminatory, just and reasonable basis.

Transmissions from earth stations to all satellites, transmissions from microwave and other transmitters, reception from international satellites, and transmission of international traffic by any means, including operator assisted long distance service, satellite, and undersea cable, must be pursuant to license or other authorizations issued by the FCC. The Company, or an affiliate of the Company, has operating authority or has made other arrangements to transmit and/or receive signals from all locations where it currently offers satellite transmission and/or reception service.

Although the Company has never had a license application denied by the FCC, there can be no assurance that it will receive all authorizations or licenses necessary for new communications services or that delays in the licensing process will not adversely affect the Company's business. Domestic radio licenses issued by the FCC are for limited periods not to exceed 10 years. The Company must seek renewal of such licenses prior to their expiration. The Company knows of no facts that would result in the denial of any such renewals. WorldCom monitors compliance with federal, state and local regulations governing the discharge and disposal of hazardous and environmentally sensitive materials, including the emission of electromagnetic radiation. WorldCom believes that it is in compliance with such regulations. However, there can be no assurance that any such discharge, disposal or emission might not expose WorldCom to claims or actions that could have a material adverse effect on the Company's consolidated results of operations or financial position.

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

In October 1988, Judge Harold Greene, who oversees compliance with the AT&T Divestiture Decree ordered the RBOCs to provide for equal access to the BOC owned pay telephone long distance markets. The opinion accompanying the federal court order mandating presubscription of public pay telephones envisions that presubscription will be an interim measure pending perfection of a technical system permitting all "0 plus" calls from public payphones to be automatically routed to the billed party's presubscribed OSP. If implemented, "billed party preference" could route some previously presubscribed public traffic away from the Company. However, the technical and economic barriers to implementation of a "billed party preference" system are such that the RBOCs have been unable and unwilling to effect its implementation to date. A rulemaking proceeding is currently being conducted by the FCC on "billed party preference" to determine whether such a system will be required or if appropriate alternatives to "billed party preference" exist. The Company cannot predict the outcome of this proceeding. The Company is unaware of any other regulatory proceedings related to operator services that could have a material adverse effect upon its consolidated results of operations or financial position.

ALIEN OWNERSHIP. The Communications Act of 1934, as amended (the "Communications Act") prohibits any entity in which more than 20% of the capital stock is owned of record or voted by noncitizens or a foreign government or its representative, or which has any officer or director who is not a U.S. citizen, from receiving or holding a common carrier radio transmission license (including microwave). The Communications Act also prohibits subsidiaries of any entity of which more than 25% of the capital stock is owned by noncitizens, or where more than one-fourth of the directors or any officers are noncitizens, from receiving or holding common carrier radio transmission licenses (including microwave), if the FCC finds that the public interest would be served by the refusal or revocation of the licenses under those circumstances. The Company's charter restricts aggregate beneficial ownership of the Common Stock by certain foreign shareholders to 20% of the total outstanding stock, and subjects excess shares to redemption.

In November 1995, the FCC adopted new rules regarding foreign ownership of U.S. international common carrier service providers. The FCC will examine whether "effective competitive opportunities" ("ECO") exist for U.S. carriers in the destination markets of foreign carriers with market power seeking to enter the U.S. international services market through an "affiliation" with a U.S. facilities-based carrier. The FCC defined "affiliation" as an ownership interest of 25% or more, or a controlling interest. The FCC also reserved the right to review foreign carrier investment below the 25% threshold where such investment presents a significant potential impact on competition in the U.S. market for international services. WorldCom is not aware of any foreign carrier investment in the Company that would require FCC review under the ECO test.

STATE REGULATION. The Company's intrastate long distance telecommunications operations are subject to various state laws and regulations including, in many jurisdictions, certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers intrastate long distance services. In most of these jurisdictions the Company must also file and obtain prior regulatory approval of tariffs for its intrastate offerings. The Company currently provides intrastate services in each of the 48 contiguous states.

RISK FACTORS

An investment in the Common Stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors, together with the other information contained in this Form 10-K, in evaluating the Company and its business before purchasing shares of Common Stock. In particular, prospective investors should note that this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

RISKS OF INCREASED FINANCIAL LEVERAGE; DEBT SERVICE, INTEREST RATE FLUCTUATIONS, POSSIBLE REDUCTION IN LIQUIDITY, DIVIDEND RESTRICTIONS AND OTHER RESTRICTIVE COVENANTS. As a result of the WilTel Acquisition and the financing thereof, the Company has a significantly higher degree of leverage than previously existed. At December 31, 1995, the Company reported $3.39 billion of long-term debt (including capital leases and current maturities) and a long-term debt to equity ratio of 1.55 to 1.

Borrowings under the Company's credit facilities bear interest at rates that fluctuate with prevailing short-term interest rates. Increases in interest rates, economic downturns and other adverse developments, including factors beyond the Company's control, could impair its ability to service its indebtedness under the credit facilities. In addition, the cash flow required to service the Company's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements. One facility (the

"Term Principal Debt") of the credit facilities, which totals $1.25 billion, matures in a single installment on December 31, 1996. The other facility (the "Revolving Facility Commitment"), which totals $2.16 billion, will be reduced at the end of each fiscal quarter, commencing on September 30, 1996, in varying amounts, and must be paid in full on December 31, 2000. In addition, these credit facilities restrict the payment of cash dividends and otherwise limit the Company's financial flexibility.

The Company is committed to a priority plan of accelerating operating cash flow to reduce debt. The Company anticipates that the existing debt balances including the $1.25 billion Term Principal Debt, which matures December 1996, will be refinanced with a new revolving commercial bank credit facility with similar terms. Additional capital availability may be generated through a combination of commercial bank debt and public market debt. Successful execution of the refinancings and the priority plan would provide continued compliance with required operating ratio covenants and would eliminate any type of equity financing other than equity issued in connection with acquisitions. No assurance can be given that the Company will achieve its priority plan or that any refinancing will be available on terms acceptable to WorldCom.

ACQUISITION INTEGRATION. A major portion of the Company's growth in recent years has resulted from acquisitions, which involve certain operational and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management of the acquiror, while the acquiror continues to incur operating expenses to provide the services formerly provided by the acquired company. Financial risks involve the incurrence of indebtedness by the acquiror in order to effect the acquisition and the consequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute certain other interests of existing stockholders. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but such unexpected liabilities may nevertheless accompany acquisitions. There can be no assurance that the Company will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

CONTINGENT LIABILITIES. The Company is subject to a number of legal and regulatory proceedings, including certain legal proceedings pending against IDB prior to its merger with a wholly-owned subsidiary of WorldCom on December 30, 1994 (the "IDB Merger"). While the Company believes that the probable outcome of any of these matters, or all of them combined, will not have a material adverse effect on the Company's consolidated results of operations or financial position, no assurance can be given that a contrary result will not be obtained. See Item 3 - "Legal Proceedings."

In addition to a number of other pending legal proceedings, on May 23, 1994, Deloitte & Touche LLP ("Deloitte") resigned as IDB's independent auditors. Deloitte has stated it resigned as a result of events surrounding the release and reporting of IDB's financial results for the first quarter of 1994. In submitting its resignation, Deloitte informed IDB management and the Audit Committee of the IDB Board of Directors that there had been a serious breakdown in IDB's process of identifying, analyzing and recording IDB's business transactions which prohibited Deloitte from the satisfactory completion of a quarterly review, and that Deloitte was no longer willing to rely on IDB management's representations regarding IDB's interim financial statements. IDB announced Deloitte's resignation on May 31, 1994. On June 24, 1994, upon the recommendation of the independent members of IDB's Audit Committee, IDB retained Arthur Andersen LLP as its new independent auditors. On August 1, 1994, IDB announced that it would restate its reported financial results for the quarter ended March 31, 1994 to eliminate approximately $6.0 million of pre-tax income, approximately $5.0 million of which related to a sale of transponder capacity and approximately $1.0 million of which related to purchase accounting adjustments and on August 22, 1994, IDB filed Amendment No.1 on Form 10-Q/A restating its 1994 first quarter results in order to eliminate previously recorded items. Certain of these items were among those as to which Deloitte had expressed disagreement. On November 21, 1994, IDB filed Form 10-Q/A amendments to its reported first and second quarter financial results making the previously announced changes and reflecting the effect of IDB's method of accounting for international long distance traffic, thereby reducing its first quarter net income from $0.12 per share, as originally reported, to $0.05 per share and, when combined with adjustments for income tax effects, increasing its second quarter net loss from $0.20 per share, as originally reported, to $0.27 per share.

IDB is a party to indemnification agreements with IDB's former officers and directors, certain selling shareholders and certain underwriters. IDB's former officers and directors are not covered by any applicable liability insurance. The Company has agreed to provide indemnification to IDB's officers and directors under certain circumstances pursuant to the agreement relating to the IDB Merger.

On June 9, 1994, the SEC issued a formal order of investigation concerning certain matters, including IDB's financial position, books and records and internal controls and trading in IDB securities on the basis of non-public information. The SEC has issued subpoenas to IDB and others, including certain former officers of IDB, in connection with its investigation. The National Association of Securities Dealers, Inc. ("NASD") and other self-regulatory bodies have also made inquiries of IDB concerning similar matters.

The U.S. Attorney's Office for the Central District of California has issued grand jury subpoenas to IDB seeking documents relating to IDB's 1994 first quarter results, the Deloitte resignation, trading in IDB securities and other matters, including information concerning certain entities in which certain former officers of IDB are personal investors and transactions between such entities and IDB. IDB has been informed that a criminal investigation has commenced. The U.S. Attorney's Office for the Central District of California issued a grand jury subpoena to the Company arising out of the same investigation seeking certain documents relating to IDB.

The outcome of any of the foregoing litigation or investigations, or of other pending legal proceedings, has not been determined. See Item 3 - "Legal Proceedings" for more information regarding the foregoing litigation and investigations, as well as other pending legal proceedings.

RISKS OF INTERNATIONAL BUSINESS. As a result of the IDB Merger, the Company derives substantial revenues by providing international communication services primarily to customers headquartered in the United States. Such operations are subject to certain risks such as changes in foreign government regulations and telecommunication standards, licensing requirements, tariffs or taxes and other trade barriers and political and economic instability. In addition, such revenues and costs of sales are sensitive to changes in international settlement rates. International rates may decrease in the future due to aggressiveness on the part of existing carriers, aggressiveness on the part of new entrants into niche markets, the widespread resale of international private lines, the consummation of joint ventures among large international carriers that facilitate targeted pricing and cost reductions, and the rapid growth of international circuit capacity due to the deployment of new transatlantic and transpacific fiber optic cables.

DEPENDENCE ON AVAILABILITY OF TRANSMISSION FACILITIES. The future profitability of the Company will be dependent in part on its ability to utilize transmission facilities leased from others on a cost-effective basis. The recent acquisitions of WilTel and IDB have reduced the leasing risk through the ownership of significant domestic and international assets, however, due to the possibility of unforeseen changes in industry conditions, the continued availability of leased transmission facilities at historical rates cannot be assured. See "Item 1 - Business - Transmission Facilities."

REGULATION RISKS. The Company is subject to extensive regulation at the federal and state levels, as well as in various foreign countries in connection with certain overseas business activities. The regulatory environment varies substantially by jurisdiction.

The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. There can be no assurance that future regulatory changes will not have a material adverse impact on WorldCom. Recent developments include, without limitation, enactment of legislation that modifies the AT&T Divestiture Decree restrictions on the provision of long distance services by the BOCs between LATAs as defined in the AT&T Divestiture Decree, FCC and PUC action changing access rates charged by LECs and making other related changes to access and interconnection policies, certain of which could have adverse consequences for the Company; related FCC and state regulatory proceedings considering additional deregulation of LEC access pricing; a pending FCC rulemaking on "billed party preference" that could affect WorldCom's provision of operator services; and various legislative and regulatory proceedings that would result in new local exchange competition.

On February 8, 1996, President Clinton signed legislation, that: will, without limitation, permit the BOCs to provide domestic and international long distance services upon a finding by the FCC that the petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; removes existing barriers to entry into local service markets; significantly changes the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; establishes procedures to revise universal service standards; and establishes penalties for unauthorized switching of customers. The Company cannot predict the effect such legislation will have on the Company or the industry.

The Company will need to comply with the applicable laws and obtain the approval of the regulatory authority of each country in which it provides or proposes to provide telecommunications services. The laws and regulatory requirements vary from country to country. Some countries have substantially deregulated various communications services, while other countries have maintained strict regulatory regimes. The application procedure can be time-consuming and costly, and terms of licenses vary for different countries.

Transmissions from earth stations to all satellites, transmissions from microwave and other transmitters, reception from international satellites, and transmission of international traffic by any means, including operator assisted long distance service, satellite, and undersea cable, must be pursuant to license or other authorizations issued by the FCC. The Company, or an affiliate of the Company, has operating authority or has made other arrangements to transmit and/or receive signals from all locations where it currently offers satellite transmission and/or reception service.

Although the Company has never had a license application denied by the FCC, there can be no assurance that it will receive all authorizations or licenses necessary for new communications services or that delays in the licensing process will not adversely affect the Company's business. Domestic radio licenses issued by the FCC are for limited periods not to exceed 10 years. The Company must seek renewal of such licenses prior to their expiration. The Company knows of no facts that would result in the denial of any such renewals. WorldCom monitors compliance with federal, state and local regulations governing the discharge and disposal of hazardous and environmentally sensitive materials, including the emission of electromagnetic radiation. WorldCom believes that it is in compliance with such regulations. However, there can be no assurance that any such discharge, disposal or emission might not expose WorldCom to claims or actions that could have a material adverse effect on the Company's consolidated results of operations or financial position.

COMPETITION RISKS. The Company faces intense competition in providing both domestic and international long distance telecommunications services. Domestically, WorldCom competes for interLATA and intraLATA services with AT&T, MCI, Sprint, the LECs, and other national and regional IXCs, where permissible; and with respect to operator service, with AT&T and other operator service providers. Internationally, the Company competes for services with other IXCs, including AT&T, MCI, and Sprint. Certain of these companies have substantially greater market share and financial resources than WorldCom, and some of them are the source of communications capacity used by WorldCom to provide its own services.

WorldCom expects to encounter continued competition from major domestic and international communications companies, including AT&T, MCI, and Sprint. In addition, the Company may be subject to additional competition due to the enactment of the Telecommunications Act of 1996, the development of new technologies and increased availability of domestic and international transmission capacity.

For example, even though fiber-optic networks, such as that of the Company, are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by the Company. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

ANTI-TAKEOVER PROVISIONS. The Amended and Restated Articles of Incorporation of the Company contain provisions (a) requiring a 70% vote for approval of certain business combinations with certain 10% stockholders unless approved by a majority of the continuing Board of Directors or unless certain minimum price, procedural and other requirements are met; (b) restricting aggregate beneficial ownership of the capital stock of the Company by foreign stockholders to 20% of the total outstanding capital stock, and subjecting excess shares to redemption; and (c) requiring a two-thirds vote of the holders of the Company's Series 2 Preferred Stock to approve certain extraordinary transactions or, alternatively, redemption of such stock at a specified premium. In addition, the Bylaws of the Company (a) contain requirements regarding advance notice of nomination of directors by stockholders, and (b) restrict the calling of special meetings by stockholders to those owning shares representing not less than 40% of the votes to be cast. These provisions may have an "anti-takeover" effect.

EMPLOYEES

As of March 15, 1996, the Company employed approximately 7,500 full-time persons. Substantially all of the Company's employees are not represented by any labor union.


ITEM 2.     PROPERTIES

The tangible assets of the Company include a substantial investment in telecommunications equipment. The aggregate value of the Company's transmission equipment and communications equipment which include network switches and customer premise equipment was $1.38 billion and $401.5 million, respectively, at December 31, 1995. Approximately $390.0 million has been budgeted for telecommunications equipment purchases in 1996 without regard to possible future acquisitions, if any.

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

The Company attempts to structure its leases of space for its network switching centers and rights-of-way for its fiber optic network with initial terms and renewal options so that the risk of relocation is minimized. The Company anticipates that prior to termination of any of the leases, it will be able to renew such leases or make other suitable arrangements.

WorldCom believes that all of the Company's facilities and equipment are in good condition and are suitable for their intended purposes.


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

The U.S. Attorney's Office for the Central District of California has issued grand jury subpoenas to IDB seeking documents relating to IDB's first quarter of 1994 results, the Deloitte & Touche LLP resignation, trading in IDB securities and other matters, including information concerning certain entities in which certain former officers of IDB are personal investors and transactions between such entities and IDB. IDB has been informed that a criminal investigation has commenced. The U.S. Attorney's Office has issued a grand jury subpoena to WorldCom arising out of the same investigation seeking certain documents relating to IDB. See Item 1 - "Business - Risk Factors - Contingent Liabilities."

AT&T PATENTS. AT&T has claimed that a number of long distance carriers, including the Company, make unauthorized use of AT&T patents in the provision of some of the carriers' long distance services. Effective December 15, 1995, the Company and AT&T entered into a two year patent licensing agreement which, among other things, released all claims by AT&T against the Company relating to any alleged patent infringement.

OTHER. On February 8, 1996, President Clinton signed legislation that: will, without limitation, permit the BOCs to provide domestic and international long distance services upon a finding by the FCC that the petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; removes existing barriers to entry into local service markets; significantly changes the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; establishes procedures to revise universal service standards; and establishes penalties for unauthorized switching of customers. The Company cannot predict the effect such legislation will have on the Company or the industry. However, the Company believes that it is positioned to take advantage of business opportunities in the rapidly changing telecommunications market.

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

                 None

                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   SHAREHOLDER MATTERS

The shares of WorldCom Common Stock are quoted on the Nasdaq National Market. On May 25, 1995, the Company changed its name to WorldCom, Inc. and its trading symbol became WCOM. Prior to the name change, the Company's Common Stock was traded on the Nasdaq National Market under the trading symbol LDDS. The following table sets forth the high and low sales prices per share of WorldCom Common Stock as reported on the Nasdaq National Market based on published financial sources, for the periods indicated.

                                            HIGH               LOW
                                            ----               ---
 1994
 ----
   First Quarter                            $29.50            $23.25
   Second Quarter                            25.25             14.00
   Third Quarter                             25.00             16.50
   Fourth Quarter                            24.38             16.38

 1995
 ----
   First Quarter                            $26.25            $19.13
   Second Quarter                            27.38             23.13
   Third Quarter                             34.13             26.75
   Fourth Quarter                            35.88             29.75

As of March 15, 1996, there were 194,043,449 shares of Common Stock issued and outstanding held by 6,406 shareholders of record.

The Company has never paid cash dividends on its Common Stock. The policy of the Company's Board of Directors has been to retain earnings to provide funds for the operation and expansion of its business. Also, the Company's credit facilities restrict the payment of dividends on its Common Stock. See Note 4 of Notes to Consolidated Financial Statements.

PREFERRED STOCK

The Company's Series 2 Preferred Stock has a liquidation value of $25 per share, a conversion price of $11.81171 per share and pays dividends at the rate of 6.5% annually, payable quarterly. There is no established public trading market for the Series 2 Preferred Stock. Except under certain circumstances, the Series 2 Preferred Stock may not be redeemed by the Company prior to June 5, 1996. Thereafter, the Series 2 Preferred Stock may be redeemed in whole or in part in integral multiples of $10.0 million, at prices which include premiums over the liquidation preference of $25 per share, which prices range from 108% in 1996 declining to 100% on and after June 5, 2002. As of March 15, 1996, there were 1,244,048 shares of the Series 2 Preferred Stock outstanding.

In March 1996, the Company's Board of Directors approved a resolution authorizing the Company to redeem on June 5, 1996 or such later date as the president of the Company may determine, all outstanding shares of the Series 2 Preferred Stock, including all accrued and unpaid dividends thereon. See Note 5 of Notes to Consolidated Financial Statements.


ITEM 6.          SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended December 31, 1995. The historical financial data as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994, and 1993 have been derived from the historical financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The report of Arthur Andersen LLP on the Consolidated Financial Statements of the Company as of and for the three years ended December 31, 1995 refers to their reliance on the report of other auditors in rendering an opinion on those financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

                                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                        1995             1994        1993             1992             1991
                                       ------          -------    ----------       ----------       ----------
                                              (In thousands, except ratios and per share data)

Operating Results:
  Revenues                         $3,639,875      $2,220,765    $1,474,257         $948,060         $719,214
  Operating income                    676,048          69,738       238,833           51,983           96,197
  Income (loss) before
   extraordinary item                 267,660        (122,158)      124,321            8,344           39,592
  Extraordinary item                      -                -         (7,949)          (5,800)          (1,283)
  Net income (loss)                   267,660        (122,158)      116,372            2,544           38,309
  Preferred dividend
    requirement                        33,191          27,766        11,683            2,112               -

Earnings (loss) per common share:
  Income (loss)
    before extraordinary item --
    Primary                              1.30           (0.95)           0.82           0.06             0.39
    Fully diluted                        1.28           (0.95)           0.80           0.06             0.38

  Net income (loss)--
    Primary                              1.30           (0.95)           0.76           0.00             0.37
    Fully diluted                        1.28           (0.95)           0.74           0.00             0.37

Net income before special
  dividend payment to Series 1
  preferred shareholder:
    Primary                              1.37           (0.95)           0.76           0.00             0.37
    Fully diluted                        1.36           (0.95)           0.74           0.00             0.37

Weighted average shares --
    Primary                           193,449         157,805         137,927        112,653          102,658
    Fully diluted                     201,495         157,805         140,796        113,053          103,103

Financial position:
  Total assets                     $6,634,571     $ 3,430,192    $  3,236,718    $ 1,241,278        $ 959,909
  Long-term debt                    3,391,281         794,001         730,023        448,496          457,767
  Shareholders' investment          2,187,286       1,827,170       1,911,800        478,823          347,940

Ratio of earnings to combined
  fixed charges and preferred
  stock dividends                      2.31:1          0.13:1          4.14:1         1.40:1           2.53:1

Deficiency of earnings to combined
  fixed charges and preferred
  stock dividends                  $        -     $   (78,088)   $          -    $         -        $      -


NOTES TO SELECTED FINANCIAL DATA:

(1) In 1995, Metromedia converted its Series 1 Preferred Stock into 21,876,976 shares of Common Stock and exercised warrants to acquire 3,106,976 shares of Common Stock and immediately sold its position of 30,849,548 shares of Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non- recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

(2) As a result of the IDB Merger and the ATC Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate personnel, physical facilities and service capacity, to abandon certain products and marketing activities, and to take further advantage of the synergies available to the combined entities. Also, during the fourth quarter of 1993, plans were approved to reduce IDB's cost structure and to improve productivity. Accordingly, in 1994, 1993 and 1992, the Company charged to operations the estimated costs of such reorganization and restructuring activities, including employee severance, physical facility abandonment and duplicate service capacity. These costs totaled $43.7 million in 1994, $5.9 million in 1993 and $79.8 million in 1992.

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


ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1995 after giving effect to the IDB Merger, which was accounted for as a pooling-of- interests. This information should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

GENERAL

The Company's emphasis on acquisitions has taken the Company from a small regional long distance carrier to one of the largest long distance telecommunications companies in the industry, serving customers domestically and internationally. The Company's operations have grown significantly in each year of its operations as a result of internal growth, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares, and international expansion.

On January 5, 1995, the Company completed the acquisition of the network services operations of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc. ("Williams"), for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities. The WilTel Acquisition was accounted for as a purchase transaction for financial reporting purposes. The funds paid to Williams were obtained by the Company under new credit facilities entered into on December 21, 1994. See Note 4 of Notes to Consolidated Financial Statements.

The Company's long distance revenues are derived principally from the number of minutes of use billed by the Company. Minutes billed are those conversation minutes during which a call is actually connected at the Company's switch (except for minutes during which the customer receives a busy signal or the call is unanswered at its destination). The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges. Access charges are expenses incurred by IXCs for accessing the local networks of the LECs in order to originate and terminate calls and payments made to PTTs to complete international calls made from the U.S. Transport charges are the expenses incurred in transmitting calls between or within LATAs.

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

On February 8, 1996, President Clinton signed legislation, that: will, without limitation, permit the BOCs to provide domestic and international long distance services upon a finding by the FCC that the petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; removes existing barriers to entry into local service markets; significantly changes the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; establishes procedures to revise universal service standards; and, establishes penalties for unauthorized switching of customers. The enactment of this legislation has made it possible for the Company to form business associations to provide long distance telecommunications services with certain LECs and the Company expects to pursue resale of local service in those markets where it is both economically and technically feasible. While the effects of this legislation on the Company and the industry remain uncertain, the Company believes that it is positioned to take advantage of business opportunities in the rapidly changing telecommunications marketplace.

In the first quarter of 1996, the Company signed agreements to provide long distance telecommunications services to GTE Long Distance, Ameritech Communications, Inc., and Southwestern Bell Mobile Systems, Inc. WorldCom also entered into an agreement to become a major provider of data telecommunications services for EDS, a global information services company.

Additionally, in response to the changing regulatory environment, WorldCom has filed applications with public utility commissions in several states to offer customers a full range of local telephone exchange services, an important capability that will serve as a complement to the Company's national and international service offerings. To date, WorldCom has received permission to provide local service on a resale basis in California, Connecticut, Florida, Illinois and Texas.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                                          For the Year Ended December 31,
                                                                      ---------------------------------------
                                                                      1995             1994             1993
                                                                      ----             ----             ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   100.0%           100.0%           100.0%
                                                                      -----            -----            -----

Line costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    54.7             65.2             59.8
Selling, general and administrative . . . . . . . . . . . . . . . .    18.1             19.4             16.7
Depreciation and amortization . . . . . . . . . . . . . . . . . . .     8.6              7.4              6.9
Direct merger costs, restructuring and other charges  . . . . . . .     -                4.8              0.4
                                                                      -----            -----            -----
Operating income (expense): . . . . . . . . . . . . . . . . . . . .    18.6              3.1             16.2
Other income (expense):
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . .    (6.8)            (2.1)            (2.4)
    Shareholder litigation settlement . . . . . . . . . . . . . . .      -              (3.4)              -
    Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . .     0.3              0.2              0.5
                                                                      -----            -----            -----
Income (loss) before income taxes and extraordinary item  . . . . .    12.1             (2.2)            14.2
Provision for income taxes  . . . . . . . . . . . . . . . . . . . .     4.7              3.3              5.8
                                                                      -----            -----            -----
Net income (loss) before extraordinary item . . . . . . . . . . . .     7.4             (5.5)             8.4
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . .      -                -              (0.5)
                                                                      -----            -----            -----
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     7.4             (5.5)             7.9
Preferred dividend requirement  . . . . . . . . . . . . . . . . . .     1.0              1.3              0.8
                                                                      -----            -----            -----
Net income (loss) applicable to common shareholders . . . . . . . .     6.4%            (6.8)%            7.1%
                                                                      =====            =====            =====


YEAR ENDED DECEMBER 31, 1995 VS.
  YEAR ENDED DECEMBER 31, 1994:

Revenues for 1995 increased 64% to $3.64 billion on 19.37 billion revenue minutes as compared to $2.22 billion on 10.97 billion revenue minutes for 1994.

On a pro forma basis, as though the acquisition of WilTel occurred at the beginning of 1994, revenues and traffic for 1995 increased 19% and 30%, respectively, compared with pro forma revenues of $3.07 billion on 14.60 billion revenue minutes for 1994. Revenue growth for 1995 was driven by strong performance from the Company's retail and wholesale switched services offset insignificantly by declines in operator services revenue. Switched retail revenues and traffic rose 18% and 22%, respectively. Wholesale revenues and traffic rose 26% and 47%, respectively. Operator services revenues and traffic decreased 6% and 15%, respectively, yet represented less than 5% of total Company revenues for 1995.

Private line revenues for 1995 also reflected positive growth, increasing 21% over 1994 pro forma results due to growth in commercial Internet business and other frame relay applications.

Line costs as a percentage of revenues decreased to 54.7% in 1995 compared to 65.2% for 1994. These decreases are attributable to changes in product mix, rate reductions resulting from favorable contract negotiations and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of the IDB Merger and the WilTel Acquisition into the Company's operations. Additionally, through the WilTel Acquisition, the Company has been able to achieve further network efficiencies associated with owning the WilTel nationwide fiber optic cable network rather than leasing similar capacity from other providers at a higher cost.

Selling, general and administrative ("SG&A") expenses for 1995 increased to $660.1 million or 18.1% of revenues as compared to $432.4 million or 19.4% of revenues for 1994. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through the WilTel Acquisition and internal growth. The decrease in expense as a percentage of revenues reflects the assimiliation of recent acquisitions into the Company's strategy of cost control.

Depreciation and amortization expense for 1995 increased to $311.3 million or 8.6% of revenues from $163.8 million or 7.4% of revenues for 1994. This increase reflects depreciation and amortization of the additional property and equipment and goodwill from the WilTel Acquisition.

Interest expense in 1995 was $249.1 million or 6.8% of revenues, as compared to $47.3 million or 2.1% of revenues in 1994. The increase in interest expense was due primarily to an increase in the average debt outstanding by the Company to finance the WilTel Acquisition. Also, higher interest rates were in effect on the Company's long-term debt, reflecting higher prevailing interest rates in the market generally. For the year ended December 31, 1995 and 1994, weighted average annual interest rates were 7.2% and 6.2%, respectively. For the year ended December 31, 1995 and 1994, weighted average annual levels of borrowing were $3.51 billion and $795.8 million, respectively.

The effective income tax rate for 1995 was 39% of income before taxes versus a 1994 rate in excess of 100%. The 1995 effective rate of 39% includes the effect of a $7.0 million decrease in the Company's valuation allowance. The valuation allowance decreased due to the Company's ability to utilize net operating losses that management had previously determined would not be utilized under a "more likely than not" scenario. This is mainly attributable to the profitability of individual operating units in 1995. The remaining valuation allowance as of December 31, 1995 is $101.7 million. The unusually high income tax rate in 1994 was due to permanent items not deductible for tax purposes as well as a $90.0 million valuation allowance placed on the deferred tax asset in connection with IDB net operating losses.

In the third quarter of 1995, Metromedia converted its Series 1 Preferred Stock into 21,876,976 shares of Common Stock and exercised warrants to acquire 3,106,976 shares of Common Stock and immediately sold its position of 30,849,548 shares of Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non- recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

Net income applicable to common shareholders was $234.5 million for 1995 versus a $149.9 million loss in the comparable 1994 period. Operating results for 1995 include the non-recurring payment of $15.0 million to Metromedia. Excluding this payment, earnings for 1995 would have been $249.5 million or $1.36 per common share.

YEAR ENDED DECEMBER 31, 1994 VS.
  YEAR ENDED DECEMBER 31, 1993:

Revenues increased by 50.6% to $2.22 billion on 10.97 billion revenue minutes in 1994 from $1.47 billion on 6.94 billion revenue minutes in 1993. The overall increase in total revenues was primarily attributable to the inclusion of a full year's revenues from the 1993 acquisitions of Dial-Net, MCC, Resurgens and TRT and internal growth. See Note 2 of Notes to Consolidated Financial Statements.

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

SG&A increased to $432.4 million in 1994 from $246.1 million in 1993, and as a percentage of revenues, these expenses increased to 19.4% in 1994 from 16.7% in 1993. The increase in SG&A as a percentage of revenues is attributable to various IDB-related one-time adjustments which were recorded in 1994. These adjustments included $40.9 million to adjust the provision for doubtful accounts receivable, $8.0 million in accounting and legal expenses incurred in connection with the resignation of IDB's prior auditors and $37.5 million related to various investment write-downs and other balance sheet accruals.

In 1994, the Company determined that adjustments to certain assets of IDB Broadcast were appropriate to properly reflect estimated net realizable values. Accordingly, the Company recorded adjustments of $48.5 million, to reduce the carrying value of these broadcast assets (primarily intangible assets and property and equipment) to the Company's best estimate of the net realizable value. See Note 3 of Notes to Consolidated Financial Statements. Although the Company continues to offer IDB Broadcast services, such services are not a part of the Company's core business operations. Accordingly, subsequent to December 31, 1994, the Company sold its simulcasting operations and entered into an agreement to outsource the management of the remaining IDB Broadcast operations.

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

Depreciation and amortization expense, which includes depreciation of the Company's call transmission facilities, increased to $163.8 million from $101.9 million in 1993 or 7.4% and 6.9% of revenues in 1994 and 1993, respectively. The increase in such expenses was due primarily to depreciation and amortization of the additional property and equipment, customer bases and goodwill resulting from acquisitions by the Company during 1993.

Interest expense in 1994 was $47.3 million or 2.1% of revenues, as compared to $35.6 million or 2.4% of revenues in 1993. This decrease as a percentage of revenues was a result of several factors, including the Company's prepayment of long-term debt with funds obtained through the public offering of IDB common stock in May 1993 and the issuance by IDB in August 1993 of $195.5 million of 5% convertible subordinated notes due 2003. Additionally, as some of the Company's acquisitions were funded by a combination of stock and debt, the interest expense has not grown as rapidly as the revenues.

In the third quarter of 1994, the Company recorded a $76.0 million charge which represents an estimated shareholder litigation settlement of $75.0 million and $1.0 million in related legal costs. This liability was paid by the Company in April 1995.

The Company recorded a provision for income taxes of $73.8 million on a pretax loss of $48.3 million in 1994. Although the Company generated a consolidated pre-tax loss in 1994, permanent items aggregating approximately $113.0 million resulted in the recognition of taxable income. Also, because the current year net operating loss ("NOL") generated by IDB prior to the IDB Merger may be offset only by future taxable income generated at the IDB level of the Company's operations, the Company believed that only a portion of the current year NOL could be utilized under a "more likely than not" scenario. Accordingly, the Company placed a valuation allowance on the deferred tax asset attributable to approximately $90.0 million of the NOL.

LIQUIDITY AND CAPITAL RESOURCES

On January 5, 1995, in conjunction with the WilTel Acquisition, the Company utilized its $3.41 billion long-term credit facilities and repaid all debt under the Company's previous credit facilities and $123.0 million in senior notes. Total additional borrowings for 1995 were $2.7 billion. At December 31, 1995, the Company had access to an additional $251.1 million under its long-term credit facilities. The credit facility is comprised of a $2.16 billion, six-year reducing revolving credit facility (the "Revolving Facility Commitment") and a $1.25 billion, two-year term facility (the "Term Principal Debt"). The maximum principal amount permitted to be outstanding under the Revolving Facility Commitment will be reduced at the end of each fiscal quarter, commencing September 30, 1996, in varying amounts, and the outstanding balance must be paid in full on December 31, 2000. The Term Principal Debt matures in a single installment on December 31, 1996. The Revolving Facility Commitment and the Term Principal Debt bear interest, payable quarterly, at variable rates selected by the Company under the terms of the credit facilities. The Company is permitted to choose from several interest rate options including: a Base Rate plus applicable margin, the London Interbank Offering Rate ("LIBOR") plus applicable margin, or, for the Revolving Facility Commitment only, any Competitive Bid Rate. The applicable margin varies from 0% to 3/8% for Base Rate Borrowings and 1/2% to 1.5% for LIBOR Rate Borrowings from time to time based upon the lower of a specified financial test or the Company's long-term debt rating. The credit facilities are unsecured and require compliance with certain financial and other operating covenants which require the maintenance of certain minimum operating ratios and which limit, among other things, the incurrence of additional indebtedness by the Company and restricts the payment of cash dividends to WorldCom shareholders. See Note 4 to Notes to Consolidated Financial Statements.

In February 1995, to protect against the effect of rising interest rates, the Company entered into financial hedging agreements with various financial institutions, in connection with requirements under the credit facilities. The hedging agreements establish capped fixed rates of interest ranging from 8.25% to 8.3125% on an aggregate notional value of $1.7 billion. If interest rates do not reach this cap, the Company's interest rate remains variable. These contracts range in duration from one to two years with $845.4 million maturing in each of the years ending 1996 and 1997. The $845.4 million which matured in 1996, was replaced with a hedging agreement which caps the fixed interest at 7.43% and matures in 1997.

The Company is committed to a priority plan of accelerating operating cash flow to reduce debt. The Company anticipates that the existing debt balances including the $1.25 billion Term Principal Debt, which matures December 1996, will be refinanced with a new revolving commercial bank credit facility with similar terms. Additional capital availability may be generated through a combination of commercial bank debt and public market debt. Successful execution of the refinancings and the priority plan would provide continued compliance with required operating ratio covenants and would eliminate any type of equity financing other than equity issued in connection with acquisitions. No assurance can be given that the Company will achieve its priority plan or that any refinancing will be available on terms acceptable to WorldCom.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company will continue to analyze potential acquisitions utilizing primarily equity financing until the additional leverage from the WilTel Acquisition is reduced.

For 1995, the Company's cash flow from operations was $615.7 million, increasing from $246.6 million in 1994 and $159.0 million in 1993. The increase in cash flow from operations was primarily attributable to cash flow from acquired operations, internal growth and the sale of the Company's receivables as noted below.

Cash used in investing activities in 1995 totaled $3.22 billion and included $2.77 billion for acquisitions and related costs and $355.8 million for capital expenditures. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Current budgeted network capital expenditures for 1996 total approximately $390.0 million.

Included in cash flows from financing activities are payments of $18.2 million for preferred dividend requirements and $15.0 million for the non-recurring payment to Metromedia. All of the Series 1 Preferred Stock was converted by Metromedia in August 1995 and accordingly, no further dividends will be required on the Series 1 Preferred Stock. A portion of the Company's Series 2 Preferred Stock was also converted during the third quarter of 1995. The Series 2 Preferred Stock remaining is expected to be redeemed by the Company during 1996. Assuming that the redemption of the Series 2 Preferred Stock occurs, as approved by the Company's Board of Directors, on or about June 5, 1996, the 1996 dividend expense is not anticipated to exceed $1.0 million.

During 1995, the Company amended WilTel's existing $80.0 million receivables purchase agreement to include certain additional receivables and received additional proceeds of $215.4 million. The Company used these proceeds to reduce the outstanding debt under the Company's credit facilities and provide additional working capital. As of December 31, 1995, the purchaser owned an undivided interest in a $608.9 million pool of receivables which includes the $295.4 million sold. The aggregate purchase limit under this agreement was $300.0 million at December 31, 1995.

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

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and funds available under the credit facilities will be adequate to meet the Company's capital needs for the remainder of 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. WorldCom believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto are included elsewhere in this report on Form 10-K as follows:

                                                                    Page
                                                                    ----
Reports of independent public accountants                           F-2

Consolidated financial statements-

  Consolidated balance sheets - December 31, 1995
    and 1994                                                        F-4

  Consolidated statements of operations for the three
    years ended December 31, 1995                                   F-5

  Consolidated statements of shareholders' investment
    for the three years ended December 31, 1995                     F-6

  Consolidated statements of cash flows for the
    three years ended December 31, 1995                             F-7

Notes to consolidated financial statements                          F-8

Financial Statement Schedule                                        F-19


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 1996 annual meeting of shareholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended December 31, 1995, and is incorporated herein by this reference to the following extent:

(a) ITEM 10.              Directors and Executive Officers of the Registrant -
                          the information under the captions "ELECTION OF
                          DIRECTORS - Information About Nominees and Executive
                          Officers" and "EXECUTIVE COMPENSATION - Compliance with Section 16 of the Securities Exchange Act of
                          1934."

(b) ITEM 11.              Executive Compensation - the information under the
                          captions "INFORMATION CONCERNING BOARD OF DIRECTORS -
                          Compensation of Directors," and "EXECUTIVE
                          COMPENSATION."

(c) ITEM 12.              Security Ownership of Certain Beneficial Owners and
                          Management - the information under the captions
                          "PRINCIPAL HOLDERS OF VOTING SECURITIES" and
                          "SECURITY OWNERSHIP OF MANAGEMENT."

(d) ITEM 13.              Certain Relationships and Related Transactions - the
                          information under the caption "EXECUTIVE COMPENSATION
                          - Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

(a) 1 and 2

Financial statements and financial statement schedules

See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof.

(a) 3

Exhibits required by Item 601 of Regulation S-K

See Exhibit Index for the exhibits filed as part of or incorporated by reference into this Report. There are omitted from the exhibits filed with or incorporated by reference into this Annual Report on Form 10-K certain promissory notes and other instruments and agreements with respect to long-term debt of the Company, none of which authorizes securities in a total amount that exceeds 10% of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission copies of any such omitted promissory notes or other instruments or agreements as the Commission requests.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WorldCom, Inc.


                                        By:    /s/ Scott D. Sullivan
                                           -----------------------------------
Date:    March 29, 1996                        Scott D. Sullivan,
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                         Title                        Date
         ----                         -----                        ----
/s/ Carl J. Aycock                 Director                   March 29, 1996
- ----------------------------
Carl J. Aycock


/s/ Max E. Bobbitt                 Director                   March 29, 1996
- ----------------------------
Max E. Bobbitt

                                   Director, President
/s/ Bernard J. Ebbers              and Chief Executive        March 29, 1996
- ----------------------------       Officer
Bernard J. Ebbers


/s/ Francesco Galesi               Director                   March 29, 1996
- ----------------------------
Francesco Galesi


/s/ Stiles A. Kellett, Jr.         Director                   March 29, 1996
- ----------------------------
Stiles A. Kellett, Jr.


/s/ Silvia Kessel                  Director                   March 29, 1996
- ----------------------------
Silvia Kessel


/s/ John W. Kluge                  Director                   March 29, 1996
- ----------------------------
John W. Kluge


                                   Director                   March 29, 1996
- ----------------------------
John A. Porter


/s/ Stuart Subotnick               Director                   March 29, 1996
- ----------------------------
Stuart Subotnick
                                   Director,
                                   Principal Financial
/s/ Scott D. Sullivan              Officer and Principal      March 29, 1996
- ----------------------------       Accounting Officer
Scott D. Sullivan


/s/ Lawrence C. Tucker             Director                   March 29, 1996
- ----------------------------
Lawrence C. Tucker


/s/ Roy A. Wilkens                 Director                   March 29, 1996
- ----------------------------
Roy A. Wilkens

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                      Page
                                                                                                      ----
Reports of independent public accountants                                                             F-2

Consolidated financial statements-

     Consolidated balance sheets - December 31, 1995
                 and 1994                                                                             F-4
     Consolidated statements of operations for the
                 three years ended December 31, 1995                                                  F-5
     Consolidated statements of shareholders' investment
                 for the three years ended December 31, 1995                                          F-6
     Consolidated statements of cash flows for the
                 three years ended December 31, 1995                                                  F-7

     Notes to consolidated financial statements                                                       F-8

Financial Statement Schedule:

     II.  Valuation and qualifying accounts                                                           F-19



Schedules other than the schedule listed above have been omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WorldCom, Inc.
       and Subsidiaries:

We have audited the accompanying consolidated balance sheets of WorldCom, Inc. (a Georgia corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 1995. We did not audit the financial statements of IDB Communications Group, Inc., a company acquired during 1994 in a transaction accounted for as a pooling-of-interests, for the year ended December 31, 1993. Such statements are included in the consolidated financial statements of WorldCom, Inc. for the year ended December 31, 1993, and reflect 23 percent of consolidated total revenues for that year. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for IDB Communications Group, Inc., is based solely upon the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WorldCom, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Jackson, Mississippi,
March 6, 1996.

                          INDEPENDENT AUDITORS' REPORT


IDB COMMUNICATIONS GROUP, INC.:

We have audited the consolidated statements of operations, shareholders' equity and cash flows of IDB Communications Group, Inc. for the year ended December 31, 1993 (not presented separately herein). Our audit also included the financial statement schedule for the year ended December 31, 1993 listed in the Index to Financial Statements and Financial Statement Schedule (not presented separately herein). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and of cash flow of IDB Communications Group, Inc. and its subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Los Angeles, California
March 7, 1994

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                             December 31,
                                                                                      ---------------------------
                                                                                          1995            1994
                                                                                      ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $     41,679     $   19,259
  Short-term investments                                                                        -           1,000
  Accounts receivable, net of allowance for bad debts of $57,980 and $52,949 at
   December 31, 1995 and 1994, respectively                                                528,763        470,175
  Income taxes receivable                                                                   17,499             -
  Deferred tax asset                                                                        16,899         62,687
  Other current assets                                                                      49,992         51,053
                                                                                      ------------    -----------
         Total current assets                                                              654,832        604,174
                                                                                      ------------    -----------
Property and equipment:
  Transmission equipment                                                                 1,376,242        472,737
  Communications equipment                                                                 401,454        307,262
  Furniture, fixtures and other                                                            278,716        164,266
                                                                                      ------------    -----------
                                                                                         2,056,412        944,265
  Less - accumulated depreciation                                                         (487,080)      (317,598)
                                                                                      ------------    -----------
                                                                                         1,569,332        626,667
                                                                                      ------------    -----------
Excess of cost over net tangible assets acquired, net of accumulated amortization        4,292,752      2,070,709
Line installation costs, net of accumulated amortization                                    35,379         28,768
Deferred income taxes                                                                           -          14,120
Other assets                                                                                82,276         85,754
                                                                                      ------------    -----------
                                                                                      $  6,634,571    $ 3,430,192
                                                                                      ============    ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                            $  1,112,853     $    5,996
  Accounts payable                                                                         137,342        138,101
  Accrued line costs                                                                       391,604        258,053
  Accrued restructuring costs                                                                5,275         25,837
  Shareholder litigation reserve                                                                -          75,000
  Income taxes payable                                                                          -          11,940
  Other current liabilities                                                                331,738        195,728
                                                                                      ------------    -----------
     Total current liabilities                                                           1,978,812        710,655
                                                                                      ------------    -----------
Long-term liabilities, less current portion:
  Long-term debt                                                                         2,278,428        788,005
  Deferred income taxes payable                                                             26,172             -
  Other liabilities                                                                        163,873        104,362
                                                                                      ------------    -----------
         Total long-term liabilities                                                     2,468,473        892,367
                                                                                      ------------    -----------

Commitments and contingencies

Shareholders' investment:
  Series 1 preferred stock, par value $.01 per share; authorized, issued and outstanding: none in 1995 and 10,896,785 shares in 1994 (liquidation
    preference of $544,839 in 1994)                                                             -             109
  Series 2 preferred stock, par value $.01 per share; authorized, issued and outstanding: 1,244,048 in 1995 and 2,000,000 shares in 1994 (liquidation
    preference of $31,101 in 1995 and $50,000 in 1994)                                          12             20
  Preferred stock, par value $.01 per share; authorized: 48,755,952 shares in
   1995 and 37,103,215 shares in 1994; none issued                                              -              -
  Common stock, par value $.01 per share; authorized: 500,000,000 shares; issued
    and outstanding: 193,242,639 shares in 1995 and 159,643,312 shares in 1994               1,932          1,596
  Additional paid-in capital                                                             1,898,310      1,772,882
  Retained earnings                                                                        287,032         52,563
                                                                                      ------------    -----------
        Total shareholders' investment                                                   2,187,286      1,827,170
                                                                                      ------------    -----------
                                                                                      $  6,634,571    $ 3,430,192
                                                                                      ============    ===========

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)


                                                                      For the Year Ended December 31,
                                                            --------------------------------------------------
                                                                  1995              1994              1993
                                                            --------------     -------------     -------------
Revenues                                                    $    3,639,875     $   2,220,765     $   1,474,257
                                                            --------------     -------------     -------------
Operating expenses:
  Line costs                                                     1,992,413         1,447,633           881,540
  Selling, general and administrative                              660,149           432,360           246,105
  Depreciation and amortization                                    311,265           163,828           101,859
  Provision to reduce carrying value of certain assets                  -             48,500                -
  Direct merger costs                                                   -             15,002                -
  Restructuring and other charges                                       -             43,704             5,920
                                                            --------------     -------------     -------------
        Total                                                    2,963,827         2,151,027         1,235,424
                                                            --------------     -------------     -------------
Operating income                                                   676,048            69,738           238,833
Other income (expense):
  Interest expense                                                (249,062)          (47,303)          (35,557)
  Shareholder litigation settlement                                     -            (76,000)               -
  Miscellaneous                                                     11,801             5,223             6,644
                                                            --------------     -------------     -------------
Income (loss) before income taxes and extraordinary item           438,787           (48,342)          209,920
Provision for income taxes                                         171,127            73,816            85,599
                                                            --------------     -------------     -------------
Net income (loss) before extraordinary item                        267,660          (122,158)          124,321
Extraordinary item (net of income taxes of $5,639)                      -                 -             (7,949)
                                                            --------------     -------------     -------------
Net income (loss)                                                  267,660          (122,158)          116,372
Preferred dividend requirement                                      18,191            27,766            11,683
Special dividend payment to Series 1 preferred shareholder          15,000                -                 -
                                                            --------------     -------------     -------------
Net income (loss) applicable to common shareholders         $      234,469     $    (149,924)    $     104,689
                                                            ==============     =============     =============


Earnings (loss)  per common share -
  Income (loss) before extraordinary item:
      Primary                                               $         1.30     $       (0.95)    $        0.82
      Fully diluted                                                   1.28             (0.95)             0.80
  Extraordinary item                                                    -                 -              (0.06)
  Net income (loss):
      Primary                                                         1.30             (0.95)             0.76
      Fully diluted                                                   1.28             (0.95)             0.74
  Net income (loss) before special dividend payment to
    Series 1 preferred shareholder:
      Primary                                                         1.37             (0.95)             0.76
      Fully diluted                                                   1.36             (0.95)             0.74

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                  For the Three Years Ended December 31, 1995
                                 (In Thousands)


                                         Series 1 Preferred   Series 2 Preferred       Preferred
                                                Stock                Stock               Stock                 Common Stock
                                        --------------------- ------------------   -------------------     ------------------
                                          Shares      Amount    Shares    Amount    Shares     Amount       Shares     Amount
                                        -------------------------------------------------------------------------------------
Balances, December 31, 1992                    -    $    -         -    $    -        534   $   64,014     116,862   $ 1,169
Exercise of stock options                      -         -         -         -         -            -        5,048        50
Conversion of preferred stock                  -         -         -         -        (34)     (17,444)      2,937        29
Conversion of preferred stock into
 Series 2 Preferred Stock                      -         -      2,000        20      (500)     (46,570)         -         -
Common stock issued                            -         -         -         -         -            -        2,253        23
Common stock issued to
 repurchase debt                               -         -         -         -         -            -          160         2
Tax adjustment resulting from exercise
 of stock options                              -         -         -         -         -            -           -         -
Cash for fractional shares                     -         -         -         -         -            -           (3)       -
Shares issued for acquisitions             10,897       109        -         -         -            -       26,197       262
Net income                                     -         -         -         -         -            -           -         -
Cash dividends on preferred
  stock                                        -         -         -         -         -            -           -         -
                                        -------------------------------------------------------------------------------------
Balances, December 31, 1993                10,897       109     2,000        20        -            -      153,454     1,535
Exercise of stock options                      -         -         -         -         -            -        3,209        32
Common stock issued                            -         -         -         -         -            -        2,195        22
Tax adjustment resulting from exercise
 of stock options                              -         -         -         -         -            -           -         -
Shares issued for acquisitions                 -         -         -         -         -            -          785         7
Net loss                                       -         -         -         -         -            -           -         -
Cash dividends on preferred
  stock                                        -         -         -         -         -            -           -         -
                                        -------------------------------------------------------------------------------------
Balances, December 31, 1994                10,897       109     2,000        20        -            -      159,643     1,596
Exercise of stock options                      -         -         -         -         -            -        9,483        95
Conversion of Series 1 Preferred Stock    (10,897)     (109)       -         -         -            -       21,877       219
Conversion of Series 2 Preferred Stock         -         -       (756)       (8)       -            -        1,600        16
Tax adjustment resulting from exercise
 of stock options                              -         -         -         -         -            -           -         -
Cash for fractional shares                     -         -         -         -         -            -           -         -
Shares issued for acquisitions                 -         -         -         -         -            -          640         6
Net income                                     -         -         -         -         -            -           -         -
Cash dividends on preferred
  stock                                        -         -         -         -         -            -           -         -
                                        -------------------------------------------------------------------------------------
Balances, December 31, 1995                    -    $    -      1,244   $    12        -    $       -      193,243   $ 1,932
                                        =====================================================================================
                                         Additional
                                           Paid-in       Retained
                                           Capital       Earnings
                                        -------------------------
Balances, December 31, 1992             $   308,907   $   104,733
Exercise of stock options                    20,174            -
Conversion of preferred stock                17,415            -
Conversion of preferred stock into
 Series 2 Preferred Stock                    46,550            -
Common stock issued                          50,977            -
Common stock issued to
 repurchase debt                              5,987            -
Tax adjustment resulting from exercise
 of stock options                            20,770            -
Cash for fractional shares                      (76)           -
Shares issued for acquisitions            1,230,010            -
Net income                                       -        116,372
Cash dividends on preferred
  stock                                          -        (11,683)
                                        -------------------------
Balances, December 31, 1993               1,700,714       209,422
Exercise of stock options                    15,895            -
Common stock issued                          22,971        (6,935)
Tax adjustment resulting from exercise
 of stock options                            15,918            -
Shares issued for acquisitions               17,384            -
Net loss                                         -       (122,158)
Cash dividends on preferred
  stock                                          -        (27,766)
                                        -------------------------
Balances, December 31, 1994               1,772,882        52,563
Exercise of stock options                    90,437            -
Conversion of Series 1 Preferred Stock         (110)           -
Conversion of Series 2 Preferred Stock           (8)           -
Tax adjustment resulting from exercise
 of stock options                            22,280            -
Cash for fractional shares                      (15)           -
Shares issued for acquisitions               12,844            -
Net income                                       -        267,660
Cash dividends on preferred
  stock                                          -        (33,191)
                                        -------------------------
Balances, December 31, 1995             $ 1,898,310   $   287,032
                                        =========================

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)


                                                                      For the Year Ended December 31,
                                                                 ------------------------------------------
                                                                     1995            1994          1993
                                                                 ------------    -----------     ----------
Cash flows from operating activities:
Net income (loss)                                                $    267,660     $ (122,158)    $  116,372
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary item                                                     -              -           7,949
    Depreciation                                                      185,702         97,089         64,239
    Amortization                                                      125,563         66,739         37,620
    Provision for losses on accounts receivable                        39,175         58,952         25,231
    Provision for shareholder litigation                                   -          76,000             -
    Provision to reduce the carrying value of certain assets               -          48,500             -
    Provision for deferred income taxes                               171,463         24,961         53,259
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                           (77,512)      (148,053)       (79,981)
        Income taxes, net                                              (7,160)        21,215         18,362
        Other current assets                                            2,182        (14,739)         3,622
        Accrued line costs                                             63,830         18,629         49,585
        Shareholder litigation reserve                                (75,000)        75,000             -
        Accounts payable and other current liabilities                (69,684)        26,601       (137,065)
    Other                                                             (10,539)        17,905           (185)
                                                                 ------------    -----------     ----------
Net cash provided by operating activities                             615,680        246,641        159,008
                                                                 ------------    -----------     ----------
Cash flows from investing activities:
  Capital expenditures                                               (355,841)      (192,162)       (83,957)
  Sale (purchase) of short-term investments, net                        1,000         11,672        (12,672)
  Acquisitions and related costs                                   (2,766,355)       (91,750)      (284,397)
  Increase in intangible assets                                       (46,062)       (14,877)       (17,070)
  Proceeds from disposition of other assets                            21,294             -              -
  Increase in other assets                                             (8,171)        (8,585)        (9,161)
  Decrease in other liabilities                                       (62,604)       (30,947)        (7,379)
  Payment for line installation costs                                 (20,949)       (11,071)       (13,936)
  Proceeds from sale of property and equipment                         13,676          2,000          6,118
                                                                 ------------    -----------     ----------
Net cash used in investing activities                              (3,224,012)      (335,720)      (422,454)
                                                                 ------------    -----------     ----------
Cash flows from financing activities:
  Borrowings                                                        2,702,650         77,600        391,050
  Principal payments on debt                                         (129,224)       (40,707)      (126,178)
  Common stock issuance                                                90,532         38,431         71,238
  Dividends paid on preferred stock                                   (33,191)       (27,766)       (11,683)
  Other                                                                   (15)            -          (5,667)
                                                                 ------------    -----------     ----------
Net cash provided by financing activities                           2,630,752         47,558        318,760
                                                                 ------------    -----------     ----------

Net increase (decrease) in cash and cash equivalents                   22,420        (41,521)        55,314
Cash and cash equivalents at beginning of period                       19,259         60,780          5,466
                                                                 ------------    -----------     ----------
Cash and cash equivalents at end of period                       $     41,679    $    19,259     $   60,780
                                                                 ============    -----------     ----------


The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

(1)      THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -

DESCRIPTION OF BUSINESS AND ORGANIZATION:

WorldCom, Inc., a Georgia corporation ("WorldCom" or the "Company"), is one of the four largest long distance telecommunications companies in the United States, serving customers domestically and internationally. The Company provides long distance telecommunications services to business, consumer and other carrier customers, through its network of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations, with service to points throughout the nation and the world. The products and services provided by WorldCom include: switched and dedicated long distance products, 800 services, calling cards, operator services, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced faxed and data connections, television and radio transmission, and mobile satellite communications.

THE MERGERS:

On December 30, 1994, WorldCom, Inc., through a wholly owned subsidiary, merged with IDB Communications Group, Inc., a Delaware corporation ("IDB"), and in connection therewith issued approximately 35,881,000 shares of WorldCom common stock, (the "Common Stock"), for all of the outstanding shares of IDB common stock, (the "IDB Merger"). In addition, WorldCom assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. The IDB Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the IDB Merger have been restated to include the results of IDB for all periods presented.

On September 15, 1993, a three-way merger occurred whereby (i) Metromedia Communications Corporation, a Delaware corporation ("MCC"), merged with and into Resurgens Communications Group, Inc., a Georgia corporation ("Resurgens"), and (ii) LDDS Communications, Inc., a Tennessee corporation ("LDDS-TN"), merged with and into Resurgens (the "Prior Mergers").

At the time of the Prior Mergers, the name of Resurgens, the legal survivor, was changed to LDDS Communications, Inc., and the separate corporate existences of LDDS-TN and MCC terminated. For accounting purposes, however, LDDS-TN was the survivor because the former shareholders of LDDS-TN acquired majority ownership of the Company. Accordingly, unless otherwise indicated, all historical information presented herein reflects the operations of LDDS-TN. At the annual meeting of shareholders held May 25, 1995, shareholders of LDDS Communications, Inc. voted to change the name of the Company to WorldCom, Inc., effective immediately. Information in this document has also been revised to reflect the stock splits of the Company's Common Stock.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in joint ventures and other equity investments in which the Company owns a 20% to 50% ownership interest, are accounted for by the equity method. Investments of less than 20% ownership are recorded at cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts for cash, short-term investments, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter into similar financial instruments.
At December 31, 1995, the fair value of the 5.0% convertible subordinated notes was $244.1 million. The recorded amounts for all other long-term debt of the Company approximate fair values.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

               Transmission equipment              5 to 30 years
               Communications equipment            5 to 25 years
               Furniture, fixtures and other       5 to 30 years

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

The Company constructs certain of its own transmission systems and related facilities. All internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such costs were $14.7 million ($4.9 million in interest), $6.8 million ($1.2 million in interest), and $8.3 million ($3.1 million in interest) in 1995, 1994, and 1993, respectively.

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED:

The major classes of intangible assets are summarized below (in thousands):

                                                                                             December 31,
                                                                  Amortization       ---------------------------
                                                                    Period              1995            1994
                                                                 -------------       ----------     ------------
Goodwill                                                         40 years            $4,417,964      $2,076,174
Customer acquisition cost                                        7 to 10 years           82,539          75,245
Other intangibles                                                5 years                 96,147          61,290
                                                                                     ----------      ----------
                                                                                      4,596,650       2,212,709
Less accumulated amortization                                                           303,898         142,000
                                                                                     ----------      ----------
                                                                                     $4,292,752      $2,070,709
                                                                                     ==========      ==========

Intangible assets are amortized using the straight-line method for the periods noted above.

Goodwill is recognized for the excess of the purchase price of the various business combinations over the value of the identifiable net assets and customer bases. See Note 2. Realization of acquisition-related intangibles, including goodwill, is periodically assessed by the management of the Company based on the current and expected future profitability and cash flows of acquired companies and their contribution to the overall operations of WorldCom.

Customer acquisition costs represent costs incurred as a result of purchase business combinations and are recorded based upon the estimated value of the customer bases acquired. See Note 2.

LINE INSTALLATION COSTS:

The Company defers the costs associated with the installation of local access lines and other network facilities. Amortization of these costs is provided over five years using the straight-line method. Accumulated amortization on line installation costs was $41.0 million and $29.5 million as of December 31, 1995 and 1994, respectively.

OTHER LONG-TERM LIABILITIES:

At December 31, 1995 and 1994, other long-term liabilities includes $149.3 million and $80.1 million, respectively, related to estimated costs of closing duplicate facilities, and other non-recurring duplicative costs expected to be incurred as the result of various acquisitions and mergers. See Note 2.

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

The Company utilizes the net settlement concept that is inherent in the operating agreements as the basis for its accounting policy for international long distance traffic. Under this approach, the margin on outbound calls (recognizing that the proportionate return of the actual inbound call is received generally on a six-month lag) is normalized to reflect the implicit overall earning rate concept of the contract. Accordingly, a portion of the outbound call fee due the foreign carrier is deferred and accounted for as a cost attributable to the revenue associated with the inbound call. All costs deferred are expensed six months later and offset against the revenues recognized upon receipt of return traffic.

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

EARNINGS PER SHARE:

For the years ended December 31, 1995 and 1993, earnings per share are calculated based on the weighted average number of shares outstanding during the period plus the dilutive effect of stock options and warrants determined using the treasury stock method. For the year ended December 31, 1994, earnings per share were calculated based on the weighted average number of shares outstanding during the period. The effect of common stock equivalents was not considered in the 1994 period because the effect of such options and warrants would have been anti-dilutive.

Average common shares and common equivalent shares utilized were 193,449,000; 157,805,000; and 137,927,000, respectively, for primary earnings per share and 201,495,000; 157,805,000; and 140,796,000, respectively, for fully diluted earnings per share, for the years ended December 31, 1995, 1994 and 1993.

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

RECENTLY ISSUED ACCOUNTING STANDARDS:

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. WorldCom believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

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

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for long-term contracts, allowance for doubtful accounts, depreciation and amortization, taxes, restructuring reserves and contingencies.

RECLASSIFICATIONS:

Certain consolidated financial statement amounts have been reclassified for consistent presentation.

(2)      BUSINESS COMBINATIONS -

On January 5, 1995, WorldCom completed the acquisition of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc. ("Williams"), for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities. The funds paid to Williams were obtained by WorldCom under a new credit facility entered into on December 21, 1994. See Note 4.

In 1993, upon effectiveness of the Prior Mergers, each share of the outstanding common stock of LDDS-TN was converted into the right to receive 0.9595 shares of Common Stock. The 500,000 shares of LDDS-TN Series B 6.5% Cumulative Senior Perpetual Convertible Preferred Stock outstanding were converted into 2,000,000 shares of WorldCom Series 2 6.5% Cumulative Senior Perpetual Convertible Preferred Stock having a liquidation value of $25 per share and a conversion price of $11.81171 per share (the "Series 2 Preferred Stock"). As a result of the consummation of the Prior Mergers, Metromedia Company ("Metromedia"), the sole stockholder of MCC, received 2,758,620 shares of the Common Stock, 10,896,785 shares of WorldCom Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock having a liquidation value of $50 per share and a conversion price of $24.9046875 per share (the "Series 1 Preferred Stock"), warrants to purchase 5,000,400 shares of the Common Stock, and $150.0 million in cash. The common stock of Resurgens was unchanged in the Prior Mergers.

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


                                                                        Purchase Price              Allocation of Excess Costs
                                                              ---------------------------------    Over Tangible Assets Acquired
                                                                               Shares Issued      -------------------------------
                                            Acquisition                     -------------------       Customer
Acquired Entity                                Date            Cash         Number        Value    Acquisition Cost      Goodwill
- ---------------                           --------------       ------       ------        ------   ----------------      --------
                                                                      (In thousands)

Dial-Net, Inc.                             March 1993          $   31,200   2,746     $   50,095          $ 10,139    $   91,255
  ("Dial-Net")

MCC/Resurgens                              September 1993         150,000      *       1,097,915                 -     1,269,105

TRT Communications, Inc. ("TRT")           September 1993           1,000   6,760         79,000                 -        39,000

Williams Telecommunications Group, Inc.    January 1995         2,500,000       -              -                 -     2,216,909
  ("WilTel")
- -----------------------------------------

* See the second paragraph of Note 2 for a description of the common and preferred shares and warrants issued.

In addition to those acquisitions listed above, the Company or its predecessors completed several smaller acquisitions during 1993 through 1995.

The following unaudited pro forma combined results of operations for the Company assume that the WilTel Acquisition as well as the 1993 acquisitions of Dial-Net, Resurgens, MCC and TRT were completed on January 1, 1993.

                                                                   For the Year Ended December 31,
                                                                   -------------------------------
                                                                      1994                 1993
                                                                   ----------           ----------
                                                               (In thousands, except per share data)

         Revenues                                                  $3,067,994           $2,631,740
         Loss before extraordinary item                              (202,933)              (3,385)
         Loss applicable to common
            shareholders                                             (202,933)             (11,334)
         Loss per common share:
            Loss before extraordinary item                              (1.29)               (0.02)
            Net  loss                                                   (1.29)               (0.08)

These pro forma amounts represent the historical operating results of these acquired entities combined with those of the Company with appropriate adjustments which give effect to interest expense, amortization and the common shares issued. These pro forma amounts are not necessarily indicative of operating results which would have occurred if Dial-Net, Resurgens, MCC, TRT and the WilTel Acquisition had been operated by current management during the periods presented because these amounts do not reflect full network optimization and the synergistic effect on operating, selling, general and administrative expenses.

(3)      DIRECT MERGER COSTS, RESTRUCTURING AND OTHER CHARGES -

RESTRUCTURING AND OTHER CHARGES:

As a result of the IDB Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate personnel, physical facilities and service capacity, to abandon certain products and marketing activities, and to take further advantage of the synergies available to the combined entities. Accordingly, the Company charged to operations during the fourth quarter of 1994, the estimated costs of such reorganization and restructuring activities, including employee severance, physical facility abandonment, and duplicate service capacity.

During 1993, plans were approved to reduce IDB's cost structure and to improve productivity. Such plans included a reduction in the number of employees and the disposition of certain assets.

The following table reflects the components of the significant items shown as restructuring and other charges in 1994 and 1993 (in thousands):

                                                                         For the Year Ended December 31,
                                                                       -----------------------------------
                                                                               1994              1993
                                                                             ---------         --------
Severance costs                                                               $ 18,702         $    691
Duplicate facilities and other restructuring                                    13,990                -
Provision for settlement of certain legal issues                                 8,000                -
Reduction in carrying amount of certain assets                                   2,423            4,954
Other                                                                              589              275
                                                                            ----------         --------

                                                                              $ 43,704          $ 5,920
                                                                              ========          =======

As of December 31, 1995 and 1994, the accompanying consolidated financial statements reflect $5.3 million and $25.8 million, respectively, in accrued restructuring costs and $5.6 million and $14.7 million, respectively, in other long- term liabilities, in connection with the IDB Merger.

DIRECT MERGER COSTS:

During 1994, the Company recorded direct merger costs of $15.0 million related to the IDB Merger. These costs included professional fees, proxy solicitation costs, travel and related expenses and certain other direct costs attributable to these mergers.

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

The Company has assessed the impact of these factors relative to its ability to recover the recorded values of these assets, and determined that such values should be reduced. Accordingly, the Company recorded adjustments of $48.5 million, to reduce the carrying value of these broadcast assets (primarily intangible assets and property and equipment) to the Company's best estimate of the net realizable value. During 1995, the Company sold its simulcasting operations and entered into an agreement to outsource the management of the remaining IDB Broadcast operations.

(4)      LONG-TERM DEBT -

Long-term debt outstanding consists of the following (in thousands):

                                                                   December 31,
                                                             -----------------------
                                                                1995          1994
                                                             ----------     ---------
Reducing revolving credit agreements                         $3,171,500     $ 468,850
Convertible subordinated notes                                  195,500       195,500
Senior notes                                                        -         123,000
Other debt (maturing through 2000)                               24,281         6,651
                                                             ----------     ---------
                                                              3,391,281       794,001
Less:  Short-term debt and current maturities                 1,112,853         5,996
                                                             ----------     ---------
                                                             $2,278,428     $ 788,005
                                                             ==========     =========

In December 1994, WorldCom entered into new credit facilities to finance the WilTel Acquisition, refinance WorldCom's existing credit facilities and provide additional working capital. The credit facility is comprised of a $2.16 billion, six-year reducing revolving credit facility (the "Revolving Facility Commitment") and a $1.25 billion, two-year term facility (the "Term Principal Debt"). The maximum principal amount permitted to be outstanding under the Revolving Facility Commitment will be reduced at the end of each fiscal quarter, commencing September 30, 1996, in varying amounts, and the outstanding balance must be paid in full on December 31, 2000. The Term Principal Debt matures in a single installment on December 31, 1996. The Revolving Facility Commitment and the Term Principal Debt bear interest, payable quarterly, at variable rates selected by the Company, under the terms of the credit facilities. The Company is permitted to choose from several interest rate options including: a Base Rate plus applicable margin, the London Interbank Offering Rate ("LIBOR") plus applicable margin, or, for the Revolving Facility Commitment only, any Competitive Bid Rate. The applicable margin varies from 0% to 3/8% for Base Rate Borrowings and 1/2% to 1.5% for LIBOR Rate Borrowings from time to time based upon the lower of a specified financial test or WorldCom's long-term debt rating. The credit facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by WorldCom and restricts the payment of cash dividends to WorldCom's shareholders. The credit facility is also subject to an annual commitment fee not to exceed 0.375% of any unborrowed portion of the credit facility.

The $3.41 billion credit facility was utilized by the Company on January 5, 1995, in conjunction with the WilTel Acquisition and all debt outstanding under WorldCom's previous credit facilities and the $123.0 million in senior notes was repaid. For the year ended December 31, 1995, the weighted average interest rate under the credit facilities was 7.3%. The aggregate principal repayments and reductions required in each of the years ending December 31, 1995 through December 31, 2000 and thereafter are as follows (in thousands):

       1996                                        $1,112,853
       1997                                           300,868
       1998                                           513,738
       1999                                           500,783
       2000                                           767,539
       Thereafter                                     195,500
                                                   ----------
                                                   $3,391,281
                                                   ==========

In February 1995, in the event of rising interest rates, the Company entered into financial hedging agreements with various financial institutions, in connection with requirements under the credit facility. The hedging agreements establish capped fixed rates of interest ranging from 8.25% to 8.3125% on an aggregate notional value of $1.7 billion. If interest rates do not reach this cap, the Company's interest rate remains variable. These contracts range in duration from one to two years with $845.4 million maturing in each of the years ending 1996 and 1997. The $845.4 million which matured in 1996 was replaced with a hedging agreement which caps the fixed rate of interest at 7.43% and matures in 1997.

On August 20, 1993, IDB issued $195.5 million of convertible subordinated notes (the "Notes"), proceeds of which were approximately $189.6 million net of direct fees and expenses. Interest on the Notes is payable semiannually on February 15 and August 15 of each year at an interest rate of 5% per annum.
The Notes are convertible at the option of the holder at anytime prior to maturity into WorldCom Common Stock at approximately $38.07 per share. The Notes include certain anti-dilution rights and rights with regard to certain changes in control. At its option, the Company may redeem the Notes at any time after August 1996, but will incur a redemption premium which ranges from 103.5% in 1996 declining to 100% on the maturity date. The Notes mature and are due in full on August 15, 2003.

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

(5)      PREFERRED STOCK -

As a result of the Prior Mergers, 10,896,785 shares of the Series 1 Preferred Stock were issued to Metromedia, the sole stockholder of MCC. Also in 1993, the IDB convertible preferred stock issued in connection with the acquisition of World Communications, Inc. was converted into common stock of IDB.

In May 1992, the Company issued 500,000 shares of no par, 6.5% cumulative senior perpetual convertible preferred stock for $50 million. The net proceeds of the issue ($46.6 million after issuance costs) were used to reduce outstanding indebtedness. These shares were converted into 2,000,000 shares of the Series 2 Preferred Stock upon effectiveness of the Prior Mergers.

The Series 2 Preferred Stock has a liquidation value of $25 per share, a conversion price of $11.81171 per share and pays dividends at the rate of 6.5% annually, payable quarterly. There is no established public trading market for the Series 2 Preferred Stock. Except under certain circumstances, the Series 2 Preferred Stock may not be redeemed by the Company prior to June 5, 1996. Thereafter, the Series 2 Preferred Stock may be redeemed in whole or in part in integral multiples of $10.0 million, at prices which include premiums over the liquidation preference of $25 per share, which prices range from 108% in 1996 declining to 100% on and after June 5, 2002.

In March 1996, the Company's Board of Directors approved a resolution authorizing the Company to redeem on June 5, 1996 or such later date as the president of the Company may determine, all outstanding shares of the Series 2 Preferred Stock, including all accrued and unpaid dividends thereon.

In August 1995, Metromedia converted its Series 1 Preferred Stock into 21,876,976 shares of WorldCom Common Stock. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

The holders of the Series 2 Preferred Stock generally have the right to vote together as a single class with holders of Common Stock based on one vote for each share of Common Stock issuable upon conversion of the respective series of preferred stock. The approval of the holders of two-thirds of the shares of Series 2 Preferred Stock is required for certain extraordinary transactions or, alternatively, such shares must be redeemed at a specified premium.

(6)      LEASES AND OTHER COMMITMENTS -

The Company leases office facilities and certain equipment under noncancellable operating leases having initial or remaining terms of more than one year. In addition, the Company leases a right-of-way from a railroad company under a fifteen-year lease with three fifteen-year renewal options. Rental expense under these operating leases was $45.1 million, $30.9 million, and $29.9 million in 1995, 1994 and 1993, respectively.

In prior years, WilTel sold to independent entities and leased back its microwave system and its Kansas City to Los Angeles fiber optic system over primary lease terms ranging from 15 to 20 years. The leases have renewal options permitting the Company to extend the leases for terms expiring during the years 2012 to 2019 and purchase options based upon the fair market value. The annual lease commitments pursuant to the sale-leaseback are included below under the heading Telecommunication Facilities.

At the end of 1995, minimum lease payments under noncancellable operating leases and commitments were as follows (in thousands):

                           MINIMUM LEASE PAYMENTS
            -------------------------------------------------
                OFFICE
            FACILITIES AND   TELECOMMUNICATION
   YEAR       EQUIPMENT         FACILITIES            TOTAL
   ----       ---------         ----------            -----
   1996        $ 43,442         $ 53,963             $ 97,405
   1997          37,539           37,495               75,034
   1998          33,904           35,519               69,423
   1999          28,962           29,792               58,754
   2000          22,047           29,519               51,566

Certain of the Company's facility leases include renewal options, and all leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

WorldCom also has agreements with a company that installs, operates and maintains certain WorldCom data processing, telecommunications and billing systems. The agreements expire in 2000 and are renewable on an annual basis thereafter. The agreements require minimum annual payments of approximately $16.6 million.

During 1995, the Company amended WilTel's existing $80.0 million receivables purchase agreement to include certain additional receivables and received additional proceeds of $215.4 million. The Company used these proceeds to reduce the outstanding debt under the Company's credit facilities and provide additional working capital. As of December 31, 1995, the purchaser owned an undivided interest in $608.9 million pool of receivables which includes the $295.4 million sold. The aggregate purchase limit under this agreement was $300.0 million at December 31, 1995.

(7)      CONTINGENCIES -

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

The U.S. Attorney's Office for the Central District of California has issued grand jury subpoenas to IDB seeking documents relating to IDB's first quarter of 1994 results, the Deloitte & Touche LLP resignation, trading in IDB securities and other matters, including information concerning certain entities in which certain former officers of IDB are personal investors and transactions between such entities and IDB. IDB has been informed that a criminal investigation has commenced. The U.S. Attorney's Office has issued a grand jury subpoena to WorldCom arising out of the same investigation seeking certain documents relating to IDB.

AT&T PATENTS. AT&T has claimed that a number of long distance carriers, including the Company, make unauthorized use of AT&T patents in the provision of some of the carrier's long distance services. Effective December 15, 1995, the Company and AT&T entered into a two year patent licensing agreement which, among other things, released all claims by AT&T against the Company relating to any alleged patent infringement.

OTHER. On February 8, 1996, President Clinton signed legislation that: will, without limitation, permit the BOCs to provide domestic and international long distance services upon a finding by the FCC that the petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; removes existing barriers to entry into local service markets; significantly changes the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; establishes procedures to revise universal service standards; and, establishes penalties for unauthorized switching of customers. The Company cannot predict the effect such legislation will have on the Company or the industry. However, the Company believes that it is positioned to take advantage of business opportunities in the rapidly changing telecommunications market.

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

(8)      EMPLOYEE BENEFIT PLANS -

STOCK OPTION PLANS:

The Company has several stock option plans under which options to acquire up to
30.3 million shares may be granted to directors, officers and certain employees of the Company. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant. As of December 31, 1995, 24.8 million options had been granted under these plans, and 5.1 million options were fully exercisable.

Additional information regarding options and warrants granted and outstanding is summarized below:

                                                                   Number of                       Exercise
                                                                    Options                         Price
                                                                 ------------                -------------------
Balance, December 31, 1992                                        7,787,354                  $   0.29  - $ 10.85
       Granted to employees/directors                             2,665,875                     17.46  -   30.13
       Assumed in connection with acquisition                     5,986,934                      1.76  -    8.00
       Granted in connection with acquisition                     5,200,400                      7.75  -   23.25
       Exercised                                                 (5,650,547)                     1.45  -   17.46
       Expired or canceled                                          (28,571)                     0.29  -   26.46
                                                                 ----------

Balance, December 31, 1993                                       15,961,445                      0.59  -   30.13
       Granted to employees/directors                             1,750,710                     17.75  -   19.25
       Granted in connection with acquisition                        61,550                     22.02  -   23.00
       Exercised                                                 (3,209,233)                     0.59  -   17.88
       Expired or canceled                                         (167,417)                     1.76  -    8.00
                                                                 ----------

Balance, December 31, 1994                                       14,397,055                      0.59  -   30.13
       Granted to employees/directors                             6,431,438                     20.69  -   33.88
       Granted in connection with acquisition                     1,152,002                     18.39  -   21.91
       Exercised                                                 (9,482,517)                     0.59  -   30.13
       Expired or canceled                                         (895,890)                     3.17  -   30.13
                                                                 ----------

Balance, December 31, 1995                                       11,602,088                  $   0.67  - $ 33.88
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

Expenses recorded by the Company relating to its 401(k) plans were $3.6 million, $3.1 million, and $2.2 million for the years ended December 31, 1995, 1994, and 1993, respectively.

(9)      INCOME TAXES -

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." When SFAS No. 109 was adopted, the cumulative effect of this change in accounting principle was not material to the Company.

The provision for income taxes is composed of the following (in thousands):

                                                                   1995             1994           1993
                                                                 ---------         -------       --------
Current                                                          $   (336)         $48,855       $ 32,340
Deferred                                                          171,463           24,961         53,259
                                                                 --------          -------       --------
Total provision for income taxes                                 $171,127          $73,816       $ 85,599
                                                                 ========          =======       ========

The following is a reconciliation of the provisions for income taxes to the expected amounts using the statutory rate:

                                                                       1995          1994              1993
                                                                       ----          ----              ----
Expected statutory amount                                              35.0%         (35.0)%           35.0 %
Nondeductible amortization of excess of
  cost over net tangible assets acquired                                4.5           37.1              3.8
State income taxes                                                      2.9            5.7              2.0
Effect of Company Owned Life Insurance                                 (0.4)          (3.4)            (0.6)
Direct merger, restructuring and other charges                           -            20.7               -
Writedown of assets                                                      -            26.1               -
Valuation allowance                                                    (1.6)          96.6               -
Other                                                                  (1.4)           4.9              0.6
                                                                       ----          -----             ----
Actual tax provision                                                   39.0%         152.7 %           40.8 %
                                                                       ====          =====             ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

At December 31, 1995, the Company had unused net operating loss ("NOL") carryforwards of approximately $447.0 million which expire in various amounts during the years 2000 through 2009. These NOL carryforwards which include $90.0 million generated by IDB in 1994 are primarily attributable to the preacquisition operations of acquired companies. These NOL carryforwards result in a deferred tax asset of approximately $168.1 million at December 31, 1995. A valuation allowance of $101.7 million has been established related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers the acquired companies' prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered.

Approximately $168.1 million of the Company's deferred tax assets are related to preacquisition NOL carryforwards or temporary differences attributable to entities acquired in transactions accounted for as purchases. Accordingly, any future reductions in the valuation allowance related to such deferred tax assets will result in a corresponding reduction in goodwill. If, however, subsequent events or conditions dictate an increase in the valuation allowance attributable to such deferred tax assets, income tax expense for the period of the increase will be increased accordingly.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 (in thousands).

                                                                        December 31,
                                                    --------------------------------------------------------
                                                               1995                         1994
                                                    -------------------------      -------------------------
                                                       Assets     Liabilities       Assets       Liabilities
                                                       ------     -----------       ------       -----------
       Allowance for bad debts                      $  22,767      $       -      $   7,740      $        -
       Fixed assets                                         -        (56,129)             -         (35,926)
       Intangible assets                                    -        (30,777)             -               -
       Leases                                           3,796              -          3,981               -
       Line installation costs                              -        (13,303)             -         (10,817)
       Accrued liabilities                              6,790              -         19,164               -
       NOL carryforwards                              168,057              -        192,309               -
       Restructuring and other charges                      -              -         11,339               -
       Other                                            3,093        (11,888)        10,604          (8,571)
                                                    ---------      ---------       --------        ---------
                                                      204,503       (112,097)       245,137         (55,314)
       Valuation allowance                           (101,679)             -       (113,016)              -
                                                    ---------      ---------      ---------       ---------
                                                    $ 102,824      $(112,097)     $ 132,121       $ (55,314)
                                                    =========      =========      =========       =========


In 1995, the valuation allowance decreased by $11.3 million due to the Company's ability to utilize net operating losses that management had previously determined would not be utilized under a "more likely than not" scenario. This is mainly attributable to the profitability of individual operating units in 1995. Accordingly, the valuation allowance was reduced resulting in reductions to goodwill and the provision for income taxes of $4.3 million and $7.0 million, respectively.

(10)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid by the Company during the years ended December 31, 1995, 1994 and 1993 amounted to $224.3 million, $48.5 million, and $35.7 million, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1995, 1994 and 1993 were $7.3 million, $12.8 million, and $10.6 million, respectively.

In conjunction with business combinations during the years ended December 31, 1995, 1994, and 1993 (see Note 2), assets acquired, liabilities assumed and common stock issued were as follows (in thousands):


                                                                      December 31,
                                                       ---------------------------------------------
                                                           1995            1994             1993
                                                          ------          ------           ------
Fair value of assets acquired                           $  805,482      $   13,522     $    503,449
Excess of cost over net
 tangible assets acquired                                2,301,567         157,934        1,401,290
Liabilities assumed                                       (327,844)        (62,322)        (389,961)
Common and treasury
 stock issued                                              (12,850)        (17,384)      (1,230,381)
                                                       -----------      ----------     ------------
Cash paid                                               $2,766,355      $   91,750     $    284,397
                                                        ==========      ==========     ============

(11)   UNAUDITED QUARTERLY FINANCIAL DATA -

                                                                          Quarter Ended
                           ---------------------------------------------------------------------------------------------------------

                                   March 31,                 June 30,                  September 30,            December 31,
                                   --------                  -------                   ------------             -----------
                               1995         1994         1995         1994           1995          1994       1995       1994
                               ----         ----         ----         ----           ----          ----       ----        ----
                                                           (in thousands, except per share data)
Revenues                    $865, 035     $523,895     $894,719      $555,318     $933,560   $ 568,558      $946,561     $572,994
Operating income (loss)       150,538       76,313      162,755        56,748      177,811      25,062       184,944      (88,385)
Net income (loss)              53,963       40,091       61,815        19,812       72,613    (111,756)       79,269      (70,305)
Preferred dividend
   requirement                  6,939        6,938        6,936         6,952        3,811       6,938           505        6,938
Special dividend
  payment to Series 1
  preferred shareholder            -            -            -             -        15,000          -             -            -
Earnings (loss) per
  common share:
      Primary                   $0.28        $0.20        $0.33         $0.08        $0.29   $   (0.75)        $0.40     $  (0.49)
      Fully diluted              0.28         0.20         0.32          0.08         0.29       (0.75)         0.40        (0.49)
Earnings (loss) per
  common share before
  special dividend
  payment to Series 1
  preferred shareholder:
      Primary                   $0.28        $0.20        $0.33         $0.08        $0.37   $   (0.75)        $0.40     $  (0.49)
      Fully diluted              0.28         0.20         0.32          0.08         0.37       (0.75)         0.40        (0.49)


In August 1995, Metromedia converted its Series 1 Preferred Stock into 21,876,976 shares of WorldCom Common Stock. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

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

                                 WORLDCOM, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                 Additions
                                                       -------------------------------      Deductions
                                        Balance at     Charged to Costs                    ------------
                                       Beginning of         and          From Purchase       Accounts        Balance at
            Description                   Period          Expenses        Transactions      Written Off     End of Period
            -----------              ----------------   -----------      --------------    ------------     -------------
Allowance for doubtful accounts:
Accounts Receivable
 1995                                    $52,949          $39,175            $22,042         $56,186         $57,980
 1994                                     26,613           58,952              1,090          33,706          52,949
 1993                                     12,338           25,231             26,750          37,706          26,613

                                 EXHIBIT INDEX

                Exhibit                                           Description                                              Page
                -------                                           -----------                                              ----
                  No.
                  ---

              2.1          Agreement and Plan of Merger by and among IDB Communications Group, Inc., 123 Corp. and the Company dated as of August 1, 1994 (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the Company (File No. 0-11258) for the quarter ended September 30, 1994)*

              2.2          Stock Purchase Agreement by and among the Company, The Williams Companies, Inc. and WTG
                           Holdings, Inc., dated as of August 22, 1994 (incorporated herein by reference to Exhibit
                           2.2 to the Quarterly Report on Form 10-Q filed by LDDS (File No. 0-11258) for the quarter ended September 30, 1994)*

              2.3          Amendment Number 1 to the Stock Purchase Agreement by and among the Company, The Williams
                           Companies, Inc. and WTG Holdings, Inc., dated as of December 27, 1994 (incorporated herein by reference to Exhibit 2.3 to LDDS' Current Report on Form 8-K dated December 30,
                           1994 (File No. 0-11258))

              4.1          Amended and Restated Articles of Incorporation of the Company (including preferred stock designations) as of September 15, 1993, as amended by Articles of Amendment dated May 26,
                           1994, as amended by Articles of Amendment dated May 25, 1995.                                  ______

              4.2          Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii) to Amendment No.
                           1 to the Company's Registration Statement on Form S-3 (File No. 33-67340))

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

              4.4          Registration Rights Agreement between LDDS-TN and The 1818 Fund, L.P., dated as of May 6,
                           1992 (incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-
                           Q filed by LDDS-TN (File No. 0-7116) for the quarter ended June 30, 1992)

              4.5          Agreement to Amend Stock Purchase Agreement and  Registration Rights Agreement and to
                           Exchange Preferred Stock between LDDS-TN and The 1818 Fund, L.P., dated as of July 17,
                           1992 (incorporated herein by reference to LDDS-TN's Registration Statement on Form S-4
                           (File No. 33-49798))

              4.6          Amendment to Stock Purchase Agreement and Registration Rights Agreement between LDDS-TN and The 1818 Fund, L.P., dated as of September 1, 1993 (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 33-69122))

              4.7          Registration Rights Agreement, dated as of December 4, 1992, between LDDS-TN and ALLTEL
                           Corporation (incorporated herein by reference to Exhibit 4.7 of the Company's Transition
                           Report on Form 10-K, as amended, for the period from December 31, 1992 to June 30, 1993
                           (File No. 1-10415) (the "Transition Report  I"))

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

              4.10         Agreement to Issue Warrants between Resurgens and John D. Phillips, dated June 30, 1989, together with related form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.4 to Resurgens' Current Report on Form 8-K dated July 28, 1989
                           (File No. 1-10415))

              4.11         Stock Registration Agreement among Resurgens, John D. Phillips and certain other holders of Warrants, dated June 30, 1989 (incorporated herein by reference to Exhibit 10.6 to
                           Resurgens' Current Report on Form 8-K dated July 28, 1989 (File No. 1-10415))

              4.12         Form of Selling Stockholder Agreement between Resurgens and certain Selling Stockholders, dated 1993 (incorporated herein by reference to Exhibit 4.16 of the Company's Transition
                           Report on Form 10-K for the period from June 30, 1993 to December 31, 1993 (File No. 1-
                           10415) (the "Transition Report II"))

              4.13         Form of First Amendment to Selling Stockholder Agreement between Resurgens and certain
                           Selling Stockholders, dated September 13, 1993 (incorporated herein by reference to
                           Exhibit 4.17 of the Transition Report I)

                Exhibit                                           Description                                              Page
                -------                                           -----------                                              ----
                  No.
                  ---

              10.1         Credit Agreement among the Company, NationsBank of Texas, N.A., (Managing Agent and
                           Administrative Agent), The Bank of Nova Scotia, Credit Lyonnais Cayman Island Branch,
                           First Union National Bank of North Carolina, The First National Bank of Chicago and the
                           Long-Term Credit Bank of Japan, Limited (Agents) and the Lenders named therein (Lenders)
                           dated as of December 21, 1994 (incorporated herein by reference to Exhibit 10.1 to the
                           Company's Current Report on Form 8-K, dated December 30, 1994 (File No. 0-11258))

              10.2         Agreement between LDDS-TN and MCI Telecommunications Corporation, effective as of
                           September 13, 1991 (incorporated herein by reference to the exhibits to LDDS-TN's
                           Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, as amended under cover of Form 8 on February 3, 1992 (File No. 0-7116))
              10.3         Amendment dated July 29, 1994, to the agreement between the Company and MCI
                           Telecommunications Corporation (incorporated herein by reference to Exhibit 10.2 to the
                           Quarterly Report on Form 10-Q filed by the Company (File No. 1-10415) for the quarter ended June 30, 1994)

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

              10.5         Amendment No. 1 to the EDS Agreement dated December 8, 1993 (incorporated herein by reference to Exhibit 10.6 of the Transition Report II)

              10.6         LDDS Communications, Inc. Second Amended and Restated 1990 Stock Option Plan
                           (incorporated herein by reference to LDDS-TN's Proxy Statement used in connection with
                           LDDS-TN's 1993 Annual Meeting of Shareholders (File No. 0-7116)) (compensatory plan)

              10.7         LDDS Communications, Inc. 1988 Nonqualified Stock Option Plan (incorporated herein by reference to the exhibits to LDDS-TN's Registration Statement on Form S-4 (File No. 33-
                           29051)) (compensatory plan)

              10.8         LDDS Annual Performance Bonus Plan (incorporated by reference to the Company's Proxy
                           Statement used in connection with the Company's 1994 Annual Meeting of Shareholders (File
                           No. 1-10415)) (compensatory plan)

              10.9         LDDS 1995 Special Performance Bonus Plan (incorporated herein by reference to Appendix E to the Prospectus in the Company's Amendment No. 2 to Registration Statement on Form S-4
                           (File No. 33-56543)) (compensatory plan)

              10.10        Employment Agreement between the Company and Gregory A. LeVert, dated December 5, 1994         ______
                           (compensatory plan)

              10.11        Employment Agreement between The Williams Companies, Inc., Williams Telecommunications         ______
                           Group, Inc. and Roy A. Wilkens dated as of January 1, 1990 as amended January 9, 1991 and
                           January 1, 1994 (compensatory plan)*

              11.1         Computation of Per Share Earnings                                                              ______

              12.1         Statement regarding computation of ratio of earnings to combined fixed charges and             ______
                           preferred stock dividends.

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