Form 10-Q
period 1996-03-31
WORLDCOM INC /MS/
filed 1996-05-15
CIK 723527

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission file number:  0-11258

                         ------------------------------

                                 WorldCom, Inc.
             (Exact name of registrant as specified in its charter)

                         ------------------------------

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

                                 Yes [X]  No [ ]

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X]  No [ ]

    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 194,456,924 on April 30, 1996.

===============================================================================

                                    FORM 10-Q
                                      Index
                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

             Consolidated Balance Sheets as of
             March 31, 1996 and December 31, 1995. . . . . . . . . . . . . . .3

             Consolidated Statements of Operations
             for the three months ended March 31, 1996
             and March 31, 1995. . . . . . . . . . . . . . . . . . . . . . . .5

             Consolidated Statements of Cash Flows for
             the three months ended March 31, 1996 and
             March 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . .6

             Notes to Consolidated Financial Statements. . . . . . . . . . . .7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . . . .9

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 14

    Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . 14

    Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . 14

    Item 4.  Submission of Matters to a Vote of Securities Holders . . . . . 14

    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 14

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 14

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       WORLDCOM, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                              (In Thousands of Dollars, Except Per Share Data)
                                                                                    March 31,   December 31,
                                                                                      1996          1995
                                                                                  ------------  ------------

ASSETS
Current assets:
   Cash and cash equivalents                                                      $    19,708   $    41,679
   Accounts receivable, net of allowance for bad debts of $61,212 in 1996 and
      $57,980 in 1995                                                                 591,544       528,763
   Income taxes receivable                                                             19,820        17,499
   Deferred tax asset                                                                   6,030        16,899
   Other current assets                                                               112,244        49,992
                                                                                  ------------  ------------
               Total current assets                                                   749,346       654,832
                                                                                  ------------  ------------
Property and equipment:
   Transmission equipment                                                           1,462,940     1,376,242
   Communications equipment                                                           418,205       401,454
   Furniture, fixtures and other                                                      283,921       278,716
                                                                                  ------------  ------------
                                                                                    2,165,066     2,056,412
   Less - accumulated depreciation                                                   (531,487)     (487,080)
                                                                                  ------------  ------------
                                                                                    1,633,579     1,569,332
                                                                                  ------------  ------------
Excess of cost over net tangible assets acquired, net of accumulated amortization   4,319,792     4,292,752
Other assets                                                                          114,225       117,655
                                                                                  ------------  ------------
                                                                                  $ 6,816,942   $ 6,634,571
                                                                                  ============  ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Short-term debt and current maturities of long-term debt                       $ 1,184,711   $ 1,112,853
   Accounts payable                                                                   150,031       137,342
   Accrued line costs                                                                 437,094       391,604
   Other current liabilities                                                          342,319       337,013
                                                                                  ------------  ------------
               Total current liabilities                                            2,114,155     1,978,812
                                                                                  ------------  ------------
Long-term liabilities, less current portion:
   Long-term debt                                                                   2,194,357     2,278,428
   Deferred income taxes payable                                                       47,536        26,172
   Other liabilities                                                                  165,599       163,873
                                                                                  ------------  ------------
               Total long-term liabilities                                          2,407,492     2,468,473
                                                                                  ------------  ------------


Commitments and contingencies

Shareholders' investment:
   Series 2 preferred stock, par value $.01 per share; authorized, issued and outstanding: 1,244,048 shares in 1996 and 1995 (liquidation preference
      of $31,101)                                                                          12            12
   Preferred stock, par value $.01 per share; authorized: 48,755,952 shares in
      1996 and 1995; none issued                                                           --            --
   Common stock, par value $.01 per share; authorized: 500,000,000 shares;
      issued and outstanding: 194,218,964 shares in 1996 and 193,242,639 shares
      in 1995                                                                           1,941         1,932
   Additional paid-in capital                                                       1,921,317     1,898,310
   Retained earnings                                                                  372,025       287,032
                                                                                  ------------  ------------
               Total shareholders' investment                                       2,295,295     2,187,286
                                                                                  ------------  ------------
                                                                                  $ 6,816,942   $ 6,634,571
                                                                                  ============  ============

The accompanying notes are an integral part of these statements.


                                       WORLDCOM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In Thousands, Except Per Share Data)
                                                                                     For the Three Months
                                                                                         Ended March 31,
                                                                                  --------------------------
                                                                                      1996          1995
                                                                                  ------------  ------------

Revenues                                                                          $ 1,026,186   $   865,035
                                                                                  ------------  ------------

Operating expenses:
   Line costs                                                                         558,189       479,835
   Selling, general and administrative                                                189,223       160,248
   Depreciation and amortization                                                       83,711        74,414
                                                                                  ------------  ------------
               Total                                                                  831,123       714,497
                                                                                  ------------  ------------
Operating income                                                                      195,063       150,538
Other income (expense):
   Interest expense                                                                   (57,026)      (62,308)
   Miscellaneous                                                                        2,126           234
                                                                                  ------------  ------------
Income before income taxes                                                            140,163        88,464
Provision for income taxes                                                             54,663        34,501
                                                                                  ------------  ------------
Net income                                                                             85,500        53,963
Preferred dividend requirement                                                            505         6,939
                                                                                  ------------  ------------
Net income applicable to common shareholders                                      $    84,995   $    47,024
                                                                                  ============  ============

Earnings per common share:
   Primary                                                                        $      0.43   $      0.28
                                                                                  ============  ============
   Fully diluted                                                                  $      0.42   $      0.28
                                                                                  ============  ============

Weighted average shares outstanding:
   Primary                                                                            197,519       166,773
   Fully diluted                                                                      205,844       198,277


The accompanying notes are an integral part of these statements.


                                       WORLDCOM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands of Dollars)
                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                  --------------------------
                                                                                      1996          1995
                                                                                  ------------  ------------

Cash flows from operating activities:
Net income                                                                        $    85,500   $    53,963
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                       83,711        74,414
   Provision for losses on accounts receivable                                         13,529        12,208
   Provision for deferred income taxes                                                 41,891        19,063
   Change in assets and liabilities, net of effect of business combinations:
      Accounts receivable                                                             (77,529)       15,434
      Income taxes, net                                                                 5,948        12,672
      Other current assets                                                            (62,314)        1,636
      Accrued line costs                                                               23,490       (15,715)
      Accounts payable and other current liabilities                                   14,926       (95,695)
   Other                                                                                 (986)        1,730
                                                                                  ------------  ------------
Net cash provided by operating activities                                             128,166        79,710
                                                                                  ------------  ------------
Cash flows from investing activities:
   Capital expenditures                                                              (110,547)      (52,339)
   Acquisitions and related costs                                                        (550)   (2,639,179)
   Increase in intangible assets                                                      (23,722)       (3,353)
   Proceeds from disposition of other assets                                            4,069            --
   Increase in other assets                                                            (6,222)       (7,715)
   Decrease in other liabilities                                                      (15,193)       (2,886)
   Proceeds from sale of property and equipment                                            --        13,611
   Other                                                                                   --         1,000
                                                                                  ------------  ------------
Net cash used in investing activities                                                (152,165)   (2,690,861)
                                                                                  ------------  ------------
Cash flows from financing activities:
   Borrowings                                                                              --     2,733,050
   Principal payments on debt                                                         (12,213)     (124,523)
   Common stock issuance                                                               14,746         5,579
   Dividends paid on preferred stock                                                     (505)       (6,939)
                                                                                  ------------  ------------
Net cash provided by financing activities                                               2,028     2,607,167
                                                                                  ------------  ------------
Net decrease in cash and cash equivalents                                             (21,971)       (3,984)
Cash and cash equivalents at beginning of period                                       41,679        19,259
                                                                                  ------------  ------------
Cash and cash equivalents at end of period                                        $    19,708   $    15,275
                                                                                  ============  ============

The accompanying notes are an integral part of these statements.


                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) GENERAL
- -----------

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1995. The results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


(B) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
- ----------------------------------------------------

Interest paid by the Company during the three months ended March 31, 1996 and 1995 amounted to $62.0 million and $49.7 million, respectively. Income taxes paid during the three months ended March 31, 1996 and 1995 were $6.8 million and $2.8 million, respectively. In conjunction with business combinations during the three months ended March 31, 1996 and 1995, assumed assets and liabilities were as follows (in thousands):

                                                        For the Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------

Fair value of assets acquired                        $       595   $   838,646
Excess of cost over net tangible assets acquired          26,237     2,137,865
Liabilities assumed                                      (26,282)     (324,482)
Common stock issued                                            --      (12,850)
                                                     ------------  ------------
                                                     $       550   $ 2,639,179
                                                     ============  ============

Acquisition and related costs for the three months ended March 31, 1996 reflect additional costs related to the acquisitions in 1995.


(C) CONTINGENCIES
- -----------------

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

Other. On February 8, 1996, President Clinton signed legislation that: will, without limitation, permit the Bell Operating Companies (the "BOCs") to provide domestic and international long distance services upon a finding by the Federal Communications Commission (the "FCC") that the petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; removes existing barriers to entry into local service markets; significantly changes the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; establishes procedures to revise universal service standards; and establishes penalties for unauthorized switching of customers. The Company cannot predict the effect such legislation will have on the Company or the industry. However, the Company believes that it is positioned to take advantage of business opportunities in the rapidly changing telecommunications market.

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

(D) RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
- -----------------------------------------------------------------------------

The following table sets forth the ratio of earnings to combined fixed charges and preferred stock dividends for each of the five years ended December 31, 1995 and for the three months ended March 31, 1995 and 1996, which ratios are based on the historical consolidated financial statements of WorldCom.

                                              Year Ended December 31,           Three Months Ended March 31,
                                     -----------------------------------------  ----------------------------
                                      1991    1992    1993      1994     1995        1995           1996
                                     ------  ------  ------  ---------  ------  -------------  -------------

Ratio of earnings to combined fixed
  charges and preferred stock
  dividends                          2.53:1  1.40:1  4.14:1    0.13:1   2.31:1         2.11:1         3.11:1

Deficiency of earnings to combined
  fixed charges and preferred stock
  dividends (in thousands)               --      --      --  $(78,008)      --             --             --


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 1996 and 1995.


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

In the first quarter of 1996, the Company signed agreements to provide long distance telecommunications services to GTE Long Distance, Ameritech Communications, Inc. and Southwestern Bell Mobile Systems, Inc. WorldCom also entered into an agreement to become a major provider of data telecommunications services for Electronic Data Systems Corporation, a global information services company.

Additionally, in response to the changing regulatory environment, WorldCom has filed applications with public utility commissions in several states to offer customers a full range of local telephone exchange services, an important capability that will serve as a complement to the Company's national and international service offerings. To date, WorldCom has received permission to provide local service on a resale basis in California, Connecticut, Florida, Illinois and Texas, and WorldCom has applications pending in other states.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                        For the Three Months
                                                            Ended March 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------

Revenues . . . . . . . . . . . . . . . . . . . . .         100.0%        100.0%
Line costs . . . . . . . . . . . . . . . . . . . .          54.4          55.5
Selling, general and administrative. . . . . . . .          18.4          18.5
Depreciation and amortization. . . . . . . . . . .           8.2           8.6
                                                     ------------  ------------
Operating income . . . . . . . . . . . . . . . . .          19.0          17.4
Other income (expense):
     Interest expense. . . . . . . . . . . . . . .          (5.6)         (7.2)
     Miscellaneous . . . . . . . . . . . . . . . .           0.2           0.0
                                                     ------------  ------------
Income before income taxes . . . . . . . . . . . .          13.7          10.2
Provision for income taxes . . . . . . . . . . . .           5.3           4.0
                                                     ------------  ------------
Net income . . . . . . . . . . . . . . . . . . . .           8.3           6.2
Preferred dividend requirement . . . . . . . . . .           0.0           0.8
                                                     ------------  ------------
Net income applicable to common shareholders . . .           8.3%          5.4%
                                                     ============  ============

Revenues for the three months ended March 31, 1996 increased 19% to $1.03 billion on 5.60 billion revenue minutes as compared to $865.0 million on 4.57 billion revenue minutes for the three months ended March 31, 1995. The increase in total revenues and minutes is attributable to internal growth of the Company.

The Company's first quarter switched retail and wholesale revenue, excluding operator services traffic, increased 22% over 1995 results, while traffic growth from these businesses equaled 24%. Private line revenues for the three months ended March 31, 1996, also reflected positive growth, with an increase of 26% over the 1995 results.

Line costs as a percentage of revenues decreased to 54.4% during the first quarter of 1996 as compared to 55.5% for the same period in the prior year. This decrease is attributable to changes in the product mix, rate reductions resulting from favorable contract negotiations and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of recent acquisitions into the Company's operations.

Selling, general and administrative expenses for the first quarter of 1996 increased to $189.2 million or 18.4% of revenues as compared to $160.2 million or 18.5% of revenues for the first quarter of 1995. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through internal growth. The decrease in expense as a percentage of revenues reflects the assimilation of recent acquisitions into the Company's strategy of cost control.

Depreciation and amortization expense for the first quarter of 1996 increased to $83.7 million or 8.2% of revenues from $74.4 million or 8.6% of revenues for the first quarter of 1995. This increase reflects additional depreciation related to capital expenditures. The reduction in the percentage is due to a relatively stable dollar of amortization on a higher revenue base.

Interest expense in the first quarter of 1996 was $57.0 million or 5.6% of revenues, as compared to $62.3 million or 7.2% of revenues in the first quarter of 1995. The decrease in interest expense is attributable to lower interest rates in effect on the Company's long-term debt. For the three months ended March 31, 1996 and 1995, weighted average annual interest rates were 6.5% and 7.3%, respectively, while weighted average annual levels of borrowing were $3.47 billion and $3.35 billion, respectively.

Net income applicable to common shareholders was $85.0 million for the first quarter of 1996 versus $47.0 million in the comparable 1995 period. Fully diluted earnings per share increased 50% to $.42 compared with $.28 a year ago. Primary earnings per share was $.43 for the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's total debt was $3.38 billion, down $12.2 million from December 31, 1995 and the Company had access to an additional $284.2 million under its long-term credit facilities. One facility (the "Term Principal Debt") of the credit facilities, which totals $1.25 billion, matures in a single installment on December 31, 1996. Another facility (the "Revolving Facility Commitment"), which totals $2.16 billion, will be reduced at the end of each fiscal quarter, commencing on September 30, 1996, in varying amounts, and must be paid in full on December 31, 2000. In addition, these credit facilities restrict the payment of cash dividends and otherwise limit the Company's financial flexibility.

The Company anticipates refinancing the $1.25 billion Term Principal Debt maturing December 31, 1996 and other existing bank debt with an amended revolving commercial bank credit facility. The Company is currently in the syndication process for a $3.75 billion revolving facility with no reduction of principal balances for five years, improved pricing spreads and increased availability. The Company anticipates closing the facility prior to the end of the second quarter. No assurance can be given that the Company will achieve successful syndication of its refinancing on terms acceptable to WorldCom.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company is committed to a priority plan of accelerating operating cash flow to reduce debt. Additional capital availability may be generated through a combination of commercial bank debt and public market debt. Successful execution of the refinancings and the priority plan would provide continued compliance with required operating ratio covenants, improved interest rate spread pricing, and would eliminate any type of equity financing other than equity issued in connection with acquisitions. No assurance can be given that the Company will achieve its priority plan.

Borrowings under the Company's credit facilities bear interest at rates that fluctuate with prevailing short-term interest rates. To protect against the effect of rising interest rates, the Company has entered into financial hedging agreements with various financial institutions in connection with requirements under the credit facilities. The hedging agreements establish capped fixed rates of interest ranging from 7.43% to 8.3125% on an aggregate notional value of $1.7 billion and mature in 1997. If interest rates do not reach this cap, the Company's interest rate remains variable.

For the three months ended March 31, 1996, the Company's cash flow from operations was $128.2 million, increasing from $79.7 million in the comparable period for 1995. The increase in cash flow from operations was primarily attributable to internal growth.

The Company's existing $300.0 million receivables purchase agreement generated additional proceeds of $4.6 million in the first quarter of 1996. The Company used these proceeds to reduce outstanding debt under the Company's credit facilities. As of March 31, 1996, the purchaser owned an undivided interest in a $744.4 million pool of receivables which includes the $300.0 million sold.

Cash used in investing activities in the three months ended March 31, 1996 totaled $152.2 million and included $108.8 million for normal capital expenditures and an additional $9.7 million for additional city pair network construction. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. The Company's current budgeted capital expenditures for 1996 approximate $400.0 million. In addition to this amount, the Company has additional city pair network construction opportunities which could approximate $650.0 million to $800.0 million over the next two years.

As a result of the Company signing agreements to provide long distance telecommunications services to certain LECs, management is currently evaluating the impact that the increased traffic volumes will have on the Company's network. As part of this evaluation, the Company plans to expand and upgrade its existing network switching, transmission and other communications equipment. Also, management is evaluating the impact that these events will have on the estimated useful lives of certain network facilities. Due to the upgrading of certain facilities, management is currently identifying which assets will be removed prior to their estimated useful life and determining whether there is an impairment to the carrying amount of those assets.

Included in cash flows from financing activities are payments of $0.5 million for preferred dividend requirements. In May 1996, the Company announced that the Series 2 Preferred Stock would be redeemed by the Company on June 5, 1996. The conversion value of the Series 2 Preferred Stock is significantly higher than the redemption price and therefore the Company expects that all holders of the Series 2 Preferred Stock will elect to convert their shares to common stock prior to the redemption. The remaining dividend requirement to be paid in the second quarter of 1996 is not expected to exceed $0.4 million. After June 5, 1996, the Company will have no further dividend requirements.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and funds available under the credit facilities will be adequate to meet the Company's capital needs for the remainder of 1996.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

         There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 30, 1996 except as may be reflected in the discussion under Note C of the Notes to Consolidated Financial Statements in Part I, Item 1, above.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         A.  Exhibits

         See Exhibit Index

         B.  Reports on Form 8-K

         None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                          WorldCom, Inc.

                                          By: /s/ Scott D. Sullivan
                                              ---------------------------------
                                              Scott D. Sullivan
                                              Chief Financial Officer

Dated: May 15, 1996

                                  EXHIBIT INDEX

Exhibit No.                               Description
- -----------  ------------------------------------------------------------------


3(i) Amended and Restated Articles of Incorporation of the Company (including preferred stock designations) as of September 15, 1993, as amended by Articles of Amendment dated May 26, 1994, as amended by Articles of Amendment dated May 25, 1995 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Company for the year ended December 31, 1995).

3(ii) Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-67340))

11.1         Computation of Per Share Earnings

12.1 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends

27.1         Financial Data Schedule