Form 10-Q
period 1996-06-30
WORLDCOM INC /MS/
filed 1996-08-14
CIK 723527

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   June 30, 1996
                                          -------------------

                                       OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                       -----------  -----------

                        Commission file number:  0-11258

                                 WorldCom, Inc.
             (Exact name of registrant as specified in its charter)


                 Georgia                                 58-1521612
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

515 East Amite Street, Jackson, Mississippi              39201-2702
  (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (601) 360-8600

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

                 The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 396,210,381 on July 31, 1996.

                                   FORM 10-Q
                                     INDEX


                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.              FINANCIAL INFORMATION

       Item 1.        Financial Statements

                      Consolidated Balance Sheets as of
                      June 30, 1996 and December 31, 1995   . . . . . . . . . . . . . .  3

                      Consolidated Statements of Operations
                      for the three and six months ended June 30, 1996
                      and June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . .  4

                      Consolidated Statements of Cash Flows for
                      the six months ended June 30, 1996 and
                      June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . .  5

                      Notes to Consolidated Financial Statements  . . . . . . . . . . .  6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

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

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                           June 30,        December 31,
                                                                                             1996              1995
                                                                                       -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $      16,584      $    41,679
  Accounts receivable, net of allowance for bad debts of $75,139 in 1996
   and $57,980 in 1995                                                                       673,910          528,763
  Income taxes receivable                                                                     17,887           17,499
  Deferred tax asset                                                                          32,573           16,899
  Other current assets                                                                        71,375           49,992
                                                                                       -------------     ------------
         Total current assets                                                                812,329          654,832
                                                                                       -------------     ------------
Property and equipment:
  Transmission equipment                                                                   1,438,091        1,376,242
  Communications equipment                                                                   277,370          401,454
  Furniture, fixtures and other                                                              251,755          278,716
                                                                                       -------------     ------------
                                                                                           1,967,216        2,056,412
  Less - accumulated depreciation                                                           (333,620)        (487,080)
                                                                                       -------------     ------------
                                                                                           1,633,596        1,569,332
                                                                                       -------------     ------------
Excess of cost over net tangible assets acquired, net of accumulated amortization          4,059,911        4,292,752
Other assets                                                                                 167,416          117,655
                                                                                       -------------     ------------
                                                                                       $   6,673,252      $ 6,634,571
                                                                                       =============     ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                             $         998      $ 1,112,853
  Accounts payable                                                                           184,970          137,342
  Accrued line costs                                                                         478,415          391,604
  Other current liabilities                                                                  329,316          337,013
                                                                                       -------------     ------------
     Total current liabilities                                                               993,699        1,978,812
                                                                                       -------------     ------------
Long-term liabilities, less current portion:
  Long-term debt                                                                           3,346,596        2,278,428
  Deferred income taxes payable                                                               77,407           26,172
  Other liabilities                                                                          159,500          163,873
                                                                                       -------------     ------------
         Total long-term liabilities                                                       3,583,503        2,468,473
                                                                                       -------------     ------------

Commitments and contingencies

Shareholders' investment:
  Series 2 preferred stock, par value $.01 per share; authorized, issued and outstanding: none in 1996 and 1,244,048 shares in 1995 (liquidation preference
    of $31,101 in 1995)                                                                          -                 12
  Preferred stock, par value $.01 per share; authorized: 50,000,000 shares in
   1996 and 48,755,952 shares in 1995; none issued                                               -                -
  Common stock, par value $.01 per share; authorized: 750,000,000 shares; issued
    and outstanding: 395,920,528 shares in 1996 and 386,485,278 shares in 1995                 3,959            3,865
  Additional paid-in capital                                                               1,942,490        1,896,377
  Unrealized holding gain on marketable securities                                            46,032              -
  Retained earnings                                                                          103,569          287,032
                                                                                       -------------     ------------
        Total shareholders' investment                                                     2,096,050        2,187,286
                                                                                       -------------     ------------
                                                                                       $   6,673,252      $ 6,634,571
                                                                                       =============     ============

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                                         For the Three Months           For the Six Months
                                                                             Ended June 30,                Ended June 30,
                                                                      ---------------------------   ----------------------------
                                                                           1996          1995           1996            1995
                                                                      ------------   ------------   ------------    ------------
Revenues                                                              $  1,061,400   $   894,719    $   2,087,586   $  1,759,754
                                                                      ------------   ------------   ------------    ------------
Operating expenses:
  Line costs                                                               577,012        492,543       1,135,201        972,378
  Selling, general and administrative                                      195,109        162,321         384,332        322,569
  Depreciation and amortization                                             71,642         77,100         155,353        151,514
  Provision to reduce carrying value of certain assets                     402,000              -         402,000              -
                                                                      ------------   ------------   ------------    ------------
        Total                                                            1,245,763        731,964       2,076,886      1,446,461
                                                                      ------------   ------------   ------------    ------------
Operating income (loss)                                                   (184,363)       162,755          10,700        313,293
Other income (expense):
  Interest expense                                                         (55,863)       (64,558)       (112,889)      (126,866)
  Miscellaneous                                                              2,017          3,139           4,143          3,373
                                                                      ------------   ------------   ------------    ------------
Net income (loss) before taxes and extraordinary items                    (238,209)       101,336         (98,046)       189,800
Provision for income taxes                                                   5,459         39,521          60,122         74,022
                                                                      ------------   ------------   ------------    ------------
Net income (loss) before extraordinary items                              (243,668)        61,815        (158,168)       115,778
Extraordinary items (net of income taxes of $15,621 in 1996)               (24,434)             -         (24,434)             -
                                                                      ------------   ------------   ------------    ------------
Net income (loss)                                                         (268,102)        61,815        (182,602)       115,778
                                                                      ------------   ------------   ------------    ------------
Preferred dividend requirement                                                 355          6,936             860         13,875
                                                                      ------------   ------------   ------------    ------------
Net income (loss) applicable to common shareholders                   $   (268,457)  $     54,879   $   (183,462)   $    101,903
                                                                      ============   ============   ============    ============


Earnings (loss) per common share -
  Net income (loss) applicable to common shareholders before extraordinary items:
      Primary                                                         $      (0.62)  $       0.16   $       (0.41)  $       0.30
      Fully diluted                                                          (0.62)          0.16           (0.41)          0.30

  Extraordinary items                                                        (0.06)             -           (0.06)             -

  Net income (loss) applicable to common shareholders:
      Primary                                                                (0.69)          0.16           (0.47)          0.30
      Fully diluted                                                          (0.69)          0.16           (0.47)          0.30

Weighted average shares outstanding:
      Primary                                                              391,160        337,622         389,363        335,584
      Fully diluted                                                        391,160        400,684         389,363        398,620

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                              -----------------------------
                                                                                    1996           1995
                                                                              --------------  -------------
Cash flows from operating activities:
Net income (loss)                                                             $     (182,602) $     115,778
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary items                                                               24,434            -
    Provision to reduce carrying value of certain assets                             402,000            -
    Depreciation and amortization                                                    155,353        151,514
    Provision for losses on accounts receivable                                       27,553         21,113
    Provision for deferred income taxes                                               30,428         28,722
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                                         (172,700)        27,808
        Income taxes, net                                                             18,521         39,042
        Other current assets                                                         (49,352)         6,810
        Accrued line costs                                                            64,811         (7,042)
        Shareholder litigation reserve                                                   -          (75,000)
        Accounts payable and other current liabilities                                15,885        (63,108)
    Other                                                                             (9,442)        (2,715)
                                                                              --------------  -------------
Net cash provided by operating activities                                            324,889        242,922
                                                                              --------------  -------------
Cash flows from investing activities:
  Capital expenditures                                                              (251,581)      (181,196)
  Acquisitions and related costs                                                        (580)    (2,689,372)
  Increase in intangible assets                                                      (57,547)        (3,653)
  Increase in other assets                                                            (9,623)       (13,911)
  Decrease in other liabilities                                                      (20,991)       (13,671)
  Proceeds from sale of long-term assets                                               8,724         17,406
  Other                                                                                    -          1,000
                                                                              --------------  -------------
Net cash used in investing activities                                               (331,598)    (2,883,397)
                                                                              --------------  -------------
Cash flows from financing activities:
  Borrowings                                                                               -      2,748,208
  Principal payments on debt                                                         (43,601)      (125,948)
  Common stock issuance                                                               26,075         47,531
  Dividends paid on preferred stock                                                     (860)       (13,875)
                                                                              --------------  -------------
Net cash provided by (used in) financing activities                                  (18,386)     2,655,916
                                                                              --------------  -------------
Net increase (decrease)  in cash and cash equivalents                                (25,095)        15,441
Cash and cash equivalents at beginning of period                                      41,679         19,259
                                                                              --------------  -------------
Cash and cash equivalents at end of period                                    $       16,584  $      34,700
                                                                              ==============  =============


The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1995. The results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(B) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the six months ended June 30, 1996 and 1995 amounted to $116.3 million and $94.9 million, respectively. Income taxes paid during the six months ended June 30, 1996 and 1995 were $11.2 million and $5.5 million, respectively. In conjunction with business combinations during the six months ended June 30, 1996 and 1995, assumed assets and liabilities were as follows (in thousands):


                                                                           FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                    ---------------------------------
                                                                       1996                 1995
                                                                    ----------           ------------
Fair value of assets acquired                                       $      595           $    837,380
Excess of cost over net tangible assets acquired                        26,267              2,173,537
Liabilities assumed                                                    (26,282)              (308,695)
Common stock issued                                                         -                 (12,850)
                                                                    ----------           ------------
          Net cash paid                                             $      580           $  2,689,372
                                                                    ==========           ============

Acquisition and related costs for the six months ended June 30, 1996 reflect additional costs related to the acquisitions in 1995.

(C) UNREALIZED HOLDING GAIN ON MARKETABLE SECURITIES

In the second quarter of 1996, one of the Company's equity investments became publicly traded. This investment, previously recorded at cost, has been classified as an available for sale security under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"). Accordingly, this investment is recorded at its fair value of approximately $77 million at June 30, 1996, and is included in other assets in the accompanying consolidated financial statements. The unrealized holding gain on this marketable equity security is included as a component of shareholders' investment at June 30, 1996.

(D) LONG-TERM DEBT

On June 28, 1996, WorldCom replaced its then existing $3.41 billion credit facilities (the "Previous Facilities") with a new $3.75 billion revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility were used to refinance the Previous Facilities and will be used to finance capital expenditures and provide additional working capital. As a result of the refinancing, WorldCom recorded an extraordinary charge of $4.2 million, net of $2.7 million in taxes, related to the charge-off of the unamortized portion of costs associated with the refinanced debt.

The Credit Facility has a five-year term and bears interest, payable quarterly, at variable rates selected by the Company under the terms of the Credit Facility including a Base Rate or the London Interbank Offering Rate ("LIBOR"), plus applicable margin. The applicable margin for LIBOR rate borrowings varies from 0.35% to 0.875% based upon a specified financial test. The Credit Facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by WorldCom and restricts the payment of cash dividends to WorldCom's shareholders. The Credit Facility is also subject to an annual commitment fee not to exceed 0.25% of any unborrowed portion of the Credit Facility.

On July 15, 1996, WorldCom announced that it had exercised its option to redeem on August 16, 1996, all of the outstanding IDB WorldCom, Inc. 5% Convertible Subordinated Notes due 2003 (the "Notes"), at a price equal to 103.5% of the principal amount, plus accrued and unpaid interest. The conversion price for the Notes is $19.034975 per share, resulting in the receipt of 52 shares of WorldCom, Inc. common stock per $1,000 principal amount of the Notes plus cash in lieu of a fractional share. The Company expects that all holders of the Notes ($195.5 million principal amount) will elect to convert their Notes into common stock prior to the redemption.

(E) STOCK SPLIT

On May 23, 1996, the Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend which was distributed on July 3, 1996 to shareholders of record on June 6, 1996. All per share data and numbers of common shares have been retroactively restated to reflect the stock split.

(F) PREFERRED STOCK

In connection with the announcement in May 1996, that the Company would redeem its Series 2 Preferred Stock on June 5, 1996, all of the remaining outstanding Series 2 Preferred Stock (1,244,048 shares) was converted into 5,266,160 shares of common stock of the Company in the second quarter of 1996.

(G) PROVISION TO REDUCE THE CARRYING VALUE OF CERTAIN ASSETS

In the second quarter of 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecommunications Act of 1996, and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $344 million after tax or $.88 per share. On a pretax basis, the write-down was $402 million and included $139 million for network facilities and $263 million for non-core businesses, primarily operator services goodwill. Fair value of the non-core business was determined by estimating the present value of future cash flows to be generated from those operations while the majority of the network facilities were recorded at net salvage value due to anticipated early disposal.

In connection with the signing of agreements to provide long distance telecommunications services to certain local exchange carriers, and after the successful assimilation of recent facilities-based acquisitions, WorldCom evaluated the impact that the increased traffic volumes would have on the Company's network. This review resulted in the Company's current plans to expand and upgrade its existing network switching, transmission and other communications equipment. This capital project directly affected the estimated useful lives of certain network facilities which will result in replacement of these facilities within the next twelve months.

Additionally, due to the decreasing emphasis on operator services, including non-renewal of existing long-term contracts, management adjusted the fair value of this non-core business based upon its projections of future cash flow. Operator services now comprise less than 3% of WorldCom's consolidated revenues.

(H) EXTRAORDINARY ITEMS

In the second quarter of 1996, the Company recorded extraordinary items totaling $24.4 million, net of income tax benefit of $15.6 million. The items included $4.2 million in connection with the Company's debt refinancing, as discussed in Note C and $20.2 million related to a write-off of deferred international costs. Previously, a portion of the outbound call fee due the foreign carrier was deferred and accounted for as a cost attributable to the revenue associated with the inbound call. Currently, the outbound call fee due the foreign carrier is expensed as incurred.

(I) CONTINGENCIES

IDB RELATED INVESTIGATIONS. On June 9, 1994, the SEC issued a formal order of investigation concerning certain matters, including IDB Communication Group, Inc.'s ("IDB") financial position, books and records and internal controls and trading in IDB securities on the basis of non-public information. The SEC has issued subpoenas to WorldCom, IDB and others, including certain former officers of IDB, in connection with its investigation. The National Association of Securities Dealers and other self-regulatory bodies have also made inquiries of IDB concerning similar matters.

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

OTHER. On February 8, 1996, President Clinton signed legislation, known as the Telecommunications Act of 1996, that: permits, without limitation, the Bell Operating Companies (the "BOCs") to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home regions upon a finding by the Federal Communications Commission (the "FCC") that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 8, 1996 the FCC released its First Report and Order in the Matter of Implementation of the Local Competition Provisions in the Telecommunications Act of 1996 (the "Order"). In that Order, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the incumbent local exchange carriers ("ILEC"), resale of the ILEC's retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. However, the Company believes that it is positioned to take advantage of business opportunities in the rapidly changing telecommunications market.

On August 1, 1996, the FCC announced its intention to conduct a proceeding in the Fall of 1996 leading to the reform of access charges. Such charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of such a proceeding will have a material impact upon the Company.

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

(J) CONCENTRATION OF CREDIT RISK

A portion of the Company's revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service. As a result, the Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers' financial condition and, at times, requires collateral from its customers to support its receivables, usually in the form of assignment of its customers' receivables to the Company in the event of nonpayment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the Company's high degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulation risks including the impact of the Telecommunications Act of 1996, contingent liabilities, and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC. The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 1996 and 1995, and should be read in conjunction with the consolidated financial statements and notes thereto.

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

The Company's long distance revenues are derived principally from the number of minutes of use billed by the Company. Minutes billed are those conversation minutes during which a call is actually connected at the Company's switch (except for minutes during which the customer receives a busy signal or the call is unanswered at its destination). The Company's profitability is dependent upon, among other things, its ability to achieve economies of scale in line cost expenditures and to control and maintain selling, general and administrative overhead costs. The principal components of line costs are access charges and transport charges. Access charges are expenses incurred by all interexchange carriers ("IXCs") for accessing the local networks of the local exchange carriers ("LECs") in order to originate and terminate calls and payments made to foreign telephone administrations to complete calls made from the U.S. by the Company's customers. Transport charges are the expenses incurred in transmitting calls between or within local access and transport areas.

The most significant portion of the Company's line costs is access charges, which are highly regulated. The FCC regulates international communications services and interstate telephone service and certain states, through the appropriate regulatory agency, regulate intrastate telephone service. Accordingly, the Company cannot predict what effect continued regulation and increased competition between LECs and other IXCs will have on future access charges. However, the Company believes that it will be able to continue to reduce transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

On February 8, 1996, President Clinton signed legislation, known as the Telecommunications Act of 1996, that: permits, without limitation, the BOCs to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home regions upon a finding by the FCC that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 8, 1996 the FCC released its First Report and Order in the Matter of Implementation of the Local Competition Provisions in the Telecommunications Act of 1996 (the "Order"). In that Order, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the incumbent local exchange carriers ("ILEC"), resale of the ILEC's retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. However, the Company believes that it is positioned to take advantage of business opportunities in the rapidly changing telecommunications market. The enactment of this legislation has made it possible for the Company to form business associations to provide long distance telecommunications services with certain LECs and the Company expects to pursue resale of local service in those markets where it is both economically and technically feasible. While the effects of this legislation or the implementing regulations on the Company and the industry remain uncertain, the Company believes that it is positioned to take advantage of business opportunities in the rapidly changing telecommunications market.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.


                                                                      For the Three Months      For the Six Months
                                                                         Ended June 30,            Ended June 30,
                                                                       ------------------        ------------------
                                                                       1996          1995        1996          1995
                                                                       ----          ----        ----          ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .          100.0%       100.0%       100.0%       100.0%
                                                                       -----        -----        -----        -----

Line costs  . . . . . . . . . . . . . . . . . . . . . . . . .           54.4         55.1         54.4         55.3
Selling, general and administrative . . . . . . . . . . . . .           18.4         18.1         18.4         18.3
Depreciation and amortization . . . . . . . . . . . . . . . .            6.7          8.6          7.4          8.6
Provision to reduce carrying value of certain assets  . . . .           37.9           -          19.3           -
                                                                       -----        -----        -----        -----
Operating income (loss) . . . . . . . . . . . . . . . . . . .          (17.4)        18.2          0.5         17.8
Other income (expense):
    Interest expense  . . . . . . . . . . . . . . . . . . . .           (5.3)        (7.2)        (5.4)        (7.2)
    Miscellaneous . . . . . . . . . . . . . . . . . . . . . .            0.2          0.3          0.2          0.2
                                                                       -----        -----        -----        -----
Net income (loss) before income taxes and extraordinary items          (22.5)        11.3         (4.7)        10.8
                                                                       -----        -----        -----        -----
Provision for income taxes  . . . . . . . . . . . . . . . . .            0.5          4.4          2.9          4.2
                                                                       -----        -----        -----        -----
Net income (loss) before extraordinary items  . . . . . . . .          (23.0)         6.9         (7.6)         6.6
Extraordinary items, net of taxes . . . . . . . . . . . . . .           (2.3)          -          (1.2)          -
Preferred dividend requirement  . . . . . . . . . . . . . . .            0.0          0.8          0.0          0.8
                                                                       -----        -----        -----        -----
Net income (loss) applicable to common shareholders . . . . .          (25.3)%        6.1%        8.8%         5.8%
                                                                       =====        =====        =====       ======


Revenues for the three months ended June 30, 1996 increased 19% to $1.06 billion on 5.66 billion revenue minutes as compared to $894.7 million on 4.70 billion revenue minutes for the three months ended June 30, 1995. For the six months ended June 30, 1996, revenues increased 19% to $2.09 billion on 11.26 billion revenue minutes versus $1.76 billion on 9.27 billion revenue minutes. The increase in total revenues and minutes is attributable to internal growth of the Company.

The Company's second quarter switched retail and wholesale revenue, excluding operator services traffic, increased 22% over 1995 results, while traffic growth from these businesses approximated 21%. Private line revenues for the three months ended June 30, 1996, also reflected positive growth, with an increase of 24% over the 1995 results.

Line costs as a percentage of revenues decreased to 54.4% during the second quarter of 1996 as compared to 55.1% for the same period in the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 54.4% in 1996 from 55.3% in 1995. These decreases are attributable to changes in the product mix, rate reductions resulting from favorable contract negotiations and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of recent acquisitions into the Company's operations.

Selling, general and administrative expenses for the second quarter of 1996 increased to $195.1 million or 18.4% of revenues as compared to $162.3 million or 18.1% of revenues for the second quarter of 1995. On a year-to-date basis, these expenses increased to $384.3 million or 18.4% of revenues from $322.6 million or 18.3% of revenues for the six months ended June 30, 1995. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through internal growth.

Depreciation and amortization expense for the second quarter of 1996 decreased to $71.6 million or 6.7% of revenues from $77.1 million or 8.6% of revenues for the second quarter of 1995. This decrease reflects the reduction in depreciation and amortization associated with the second quarter 1996 write-down in the carrying value of goodwill and equipment. On a year-to-date basis, this expense increased to $155.4 million or 7.4% of revenues versus $151.5 million or 8.6% of revenues for the comparable 1995 period. This increase reflects additional depreciation related to capital expenditures offset by the reduction in depreciation and amortization associated with the second quarter write-downs. The reduction in the percentage is due to a relatively stable dollar of amortization on a higher revenue base.

In the second quarter of 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecommunications Act of 1996, and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $344 million after tax or $.88 per share. On a pretax basis, the write-down was $402 million and included $139 million for network facilities and $263 million for non-core businesses, primarily operator services goodwill.

Interest expense in the second quarter of 1996 was $55.9 million or 5.3% of revenues, as compared to $64.6 million or 7.2% of revenues in the second quarter of 1995. For the six months ended June 30, 1996, interest expense was $112.9 million or 5.4% of revenues, as compared to $126.9 million or 7.2% of revenues for the first six months of 1995. The decrease in interest expense is attributable to lower interest rates in effect on the Company's long-term debt. For the six months ended June 30, 1996 and 1995, weighted average annual interest rates were 6.4% and 7.3%, respectively, while weighted average annual levels of borrowing were $3.47 billion and $3.44 billion, respectively.

In the second quarter 1996, the Company recorded extraordinary items totaling $24.4 million, net of income tax benefit of $15.6 million. The items included $4.2 million in connection with the Company's debt refinancing, and $20.2 million related to a write-off of deferred international costs. Previously, a portion of the outbound call fee due the foreign carrier was deferred and accounted for as a cost attributable to the revenue associated with the inbound call. Currently, the outbound call fee due the foreign carrier is expensed as incurred.

For the second quarter ended June 30, 1996, net income, before non-cash charges, increased 81% to $99.6 million compared with $54.9 million for the 1995 second quarter. Fully diluted earnings per common share, before non-cash charges, increased 56% to $0.25 compared with $0.16 a year ago. Including the non-cash, after-tax charges, the Company reported a net loss of $268.5 million or $0.69 per share, for the second quarter of 1996.

For the six months ended June 30, 1996, net income, before non-cash charges, increased 81% to $184.6 million compared with $101.9 million for the 1995 first half. Fully diluted earnings per common share, before non-cash charges increased 53% to $0.46 compared with $0.30 a year ago. Including the non-cash, after-tax charges, the Company reported a net loss of $183.5 million or $0.47 for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

On June 28, 1996, WorldCom replaced its then existing $3.41 billion credit facilities (the "Previous Facilities") with a new $3.75 billion revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility were used to refinance the Previous Facilities and will be used to finance capital expenditures and provide additional working capital. As a result of the refinancing, WorldCom recorded an extraordinary charge of $4.2 million, net of $2.7 million in taxes, related to the charge-off of the unamortized portion of costs associated with the refinanced debt.

The Credit Facility has a five-year term and bears interest, payable quarterly, at variable rates selected by the Company under the terms of the Credit Facility including a Base Rate or the London Interbank Offering Rate ("LIBOR"), plus applicable margin. The applicable margin for LIBOR rate borrowings varies from 0.35% to 0.875% based upon a specified financial test. The Credit Facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by WorldCom and restricts the payment of cash dividends to WorldCom's shareholders. The Credit Facility is also subject to an annual commitment fee not to exceed 0.25% of any unborrowed portion of the Credit Facility.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company is committed to a priority plan of accelerating operating cash flow to reduce debt. Additional capital availability may be generated through a combination of commercial bank debt and public market debt. Successful execution of the priority plan would provide continued compliance with required operating ratio covenants and improved interest rate spread pricing, and would eliminate any type of equity financing other than equity issued in connection with acquisitions. No assurance can be given that the Company will achieve its priority plan.

Borrowings under the Credit Facility bear interest at rates that fluctuate with prevailing short-term interest rates. To protect against the effect of rising interest rates, the Company has entered into financial hedging agreements with various financial institutions in connection with requirements under the Credit Facility. The hedging agreements establish capped fixed rates of interest ranging from 7.43% to 8.3125% on an aggregate notional value of $1.7 billion and mature in 1997. If interest rates do not reach this cap, the Company's interest rate remains variable.

For the six months ended June 30, 1996, the Company's cash flow from operations was $324.9 million, increasing from $242.9 million in the comparable period for 1995. The increase in cash flow from operations was primarily attributable to internal growth.

The Company's existing $300.0 million receivables purchase agreement generated additional proceeds of $4.6 million in the first quarter of 1996. The Company used these proceeds to reduce outstanding debt under the Company's credit facilities. As of June 30, 1996, the purchaser owned an undivided interest in a $692.2 million pool of receivables which includes the $300.0 million sold.

Cash used in investing activities in the six months ended June 30, 1996 totaled $331.6 million and included $204.9 million for normal capital expenditures and an additional $46.7 million for additional city pair network construction. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. The Company's current budgeted capital expenditures for 1996 approximates $400.0 million. In addition to this amount, the Company has additional city pair network construction opportunities which could approximate $700.0 million to $800.0 million over the next two years.

Included in cash flows from financing activities are payments of $0.9 million for preferred dividend requirements. In connection with the announcement in May 1996, that the Company would redeem its Series 2 Preferred Stock on June 5, 1996, all of the remaining outstanding Series 2 Preferred Stock (1,244,048 shares) was converted into 5,266,160 shares of common stock of the Company in the second quarter of 1996. The fully diluted common shares outstanding are unaffected by the conversion and the Company has no further dividend requirements.

On July 15, 1996, WorldCom announced that it had exercised its option to redeem on August 16, 1996, all of the outstanding IDB WorldCom, Inc. 5% Convertible Subordinated Notes due 2003 (the "Notes"). The Company expects that all holders of the Notes will elect to convert their Notes to common stock prior to the redemption. The fully diluted common shares outstanding are unaffected by the conversion, and the Company will have no further cash interest requirement related to the Notes.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and funds available under the Credit Facility will be adequate to meet the Company's capital needs for the remainder of 1996.


PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings.


          There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 30, 1996 except as may be reflected in the discussion under Note I of the Notes to Consolidated Financial Statements in Part I, Item 1, above.


Item 2.   Changes in Securities.


          None


Item 3.   Defaults upon Senior Securities.


          None


Item 4.   Submission of Matters to a Vote of Security Holders.


          On May 23, 1996, the Company held the Annual Meeting of Shareholders for the purposes of:


          1.   electing a Board of twelve (12) directors;


          2. considering and acting upon a proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 500,000,000 to 750,000,000;


          3. considering and acting upon a proposal to approve the Company's Third Amended and Restated 1990 Stock Option Plan; and


          4. considering and acting upon a proposal to approve the Company's Special Performance Bonus Plan;


          The tabulation of the voting (on a pre-split basis), which includes 2,633,081 equivalent shares for the Series 2 Preferred Stock, is as follows:

                                                                         Against or        Abstentions and
                                                  For                     Withheld         Broker non-votes
 Election of Directors:

 Carl J. Aycock                                  151,704,954              4,507,406                       0
 Max E. Bobbitt                                  151,378,674              4,833,686                       0
 Bernard J. Ebbers                               151,372,376              4,839,984                       0
 Francesco Galesi                                151,707,183              4,505,177                       0
 Stiles A. Kellett, Jr.                          151,699,979              4,512,381                       0
 Silvia Kessel                                   151,682,740              4,529,620                       0
 John W. Kluge                                   151,349,222              4,863,138                       0
 John A. Porter                                  151,374,820              4,837,540                       0
 Stuart Subotnick                                151,367,296              4,845,064                       0
 Scott D. Sullivan                               150,697,171              5,515,189                       0
 Lawrence C. Tucker                              151,704,810              4,507,550                       0
 Roy A. Wilkens                                  150,694,160              5,518,200                       0

 Increase in Common Stock                        128,987,563             24,585,079               2,639,718

 Amendment to Stock Option Plan                  121,847,588             32,794,995               1,569,777

 Special Performance Bonus Plan                  149,185,958              3,275,530               3,750,872


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

                                      WORLDCOM, INC.



                                      By:  /s/ Scott D. Sullivan
                                         -----------------------------------
                                            Scott D. Sullivan
                                            Chief Financial Officer

Dated: August 14, 1996

                                 EXHIBIT INDEX


Exhibit
No.                                   Description
- -------                               -----------

3(i) Amended and Restated Articles of Incorporation of the Company (including preferred stock designations) as of September 15, 1993, as amended by Articles of Amendment dated May 26, 1994, as amended by Articles of Amendment dated May 25, 1995 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Company for the year ended December 31, 1995)

3(ii) Articles of Amendment to the Amended and Restated Articles of Incorporation dated May 23, 1996

3(iii)                    Bylaws of the Company

10.1 Amended and Restated Credit Agreement among the Company, Nations Bank of Texas, N.A. (Managing Agent and Administrative Agent), Bank of America Illinois, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, Chemical Bank, Credit Lyonnais New York Branch, First Union National Bank of North Carolina, The Industrial Bank of Japan, Limited, Atlanta Agency, The First National Bank of Chicago, The Long-Term Credit Bank of Japan, Limited, New York Branch, Toronto Dominion (Texas), Inc., and Wachovia Bank of Georgia N.A., (Agents) and the Lenders named therein (Lenders) dated as of June 28, 1996.

10.2 WorldCom, Inc. Third Amended and Restated 1990 Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 22, 1996 used in connection with the Company's 1996 Annual Meeting of Shareholders) (Compensatory
                          Plan)

10.3 WorldCom, Inc. Special Performance Bonus Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 22, 1996 used in connection with the Company's 1996 Annual Meeting of Shareholders) (Compensatory Plan)

11.1                      Computation of Per Share Earnings

18.1                      Letter regarding change in accounting principles

27.1                      Financial Data Schedule