Form 10-Q
period 1996-09-30
WORLDCOM INC /MS/
filed 1996-11-12
CIK 723527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996
                                         ------------------

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        ------------     -------------

                        Commission file number:  0-11258

                             ----------------------

                                 WorldCom, Inc.
             (Exact name of registrant as specified in its charter)

                             ----------------------

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

        The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 409,245,881 on October 31, 1996.

================================================================================

                                   FORM 10-Q
                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I.         FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets as of
                 September 30, 1996 and December 31, 1995  . . . . . . . . 3

                 Consolidated Statements of Operations
                 for the three and nine months ended September 30, 1996
                 and September 30, 1995  . . . . . . . . . . . . . . . . . 4

                 Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1996 and
                 September 30, 1995  . . . . . . . . . . . . . . . . . . . 5

                 Notes to Consolidated Financial Statements  . . . . . . . 6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations  . . . . . . . . . . . . . . . . . . . . . . . 10

PART II.         OTHER INFORMATION

       Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . 15

       Item 2.   Changes in Securities   . . . . . . . . . . . . . . . . . 15

       Item 3.   Defaults upon Senior Securities   . . . . . . . . . . . . 15

       Item 4.   Submission of Matters to a Vote
                 of Securities Holders   . . . . . . . . . . . . . . . . . 15

       Item 5.   Other Information   . . . . . . . . . . . . . . . . . . . 15

       Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 15

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements


                       WORLDCOM, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, Except Per Share Data)



                                                                                    September 30,   December 31,
                                                                                         1996           1995
                                                                                    -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $    18,845    $    41,525
  Accounts receivable, net of allowance for bad debts of $66,338 in 1996
   and $59,055 in 1995                                                                   670,140        532,571
  Income taxes receivable                                                                 38,055         17,499
  Deferred tax asset                                                                      22,959         16,899
  Other current assets                                                                    75,915         50,792
                                                                                     -----------    -----------
         Total current assets                                                            825,914        659,286
                                                                                     -----------    -----------
Property and equipment:
  Transmission equipment                                                               1,564,327      1,376,242
  Communications equipment                                                               306,749        401,454
  Furniture, fixtures and other                                                          259,978        279,705
                                                                                     -----------    -----------
                                                                                       2,131,054      2,057,401
  Less - accumulated depreciation                                                       (365,507)      (487,370)
                                                                                     -----------    -----------
                                                                                       1,765,547      1,570,031
                                                                                     -----------    -----------
Excess of cost over net tangible assets acquired, net of accumulated amortization      4,012,234      4,292,752
Other assets                                                                             251,271        117,655
                                                                                     -----------    -----------
                                                                                     $ 6,854,966    $ 6,639,724
                                                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                           $     1,071    $ 1,113,670
  Accounts payable                                                                       165,309        140,932
  Accrued line costs                                                                     421,093        391,604
  Other current liabilities                                                              314,237        337,814
                                                                                     -----------    -----------
     Total current liabilities                                                           901,710      1,984,020
                                                                                     -----------    -----------
Long-term liabilities, less current portion:
  Long-term debt                                                                       3,276,641      2,278,791
  Deferred income taxes payable                                                           83,348         26,172
  Other liabilities                                                                      150,925        163,873
                                                                                     -----------    -----------
         Total long-term liabilities                                                   3,510,914      2,468,836
                                                                                     -----------    -----------

Commitments and contingencies

Shareholders' investment:
  Series 2 preferred stock, par value $.01 per share; authorized, issued and outstanding: none in 1996 and 1,244,048 shares in 1995 (liquidation preference
    of $31,101 in 1995)                                                                     --               12
  Preferred stock, par value $.01 per share; authorized: 50,000,000 shares in
   1996 and 48,755,952 shares in 1995; none issued                                          --             --
  Common stock, par value $.01 per share; authorized: 750,000,000 shares; issued
    and outstanding: 408,408,243 shares in 1996 and 386,485,278 shares in 1995             4,084          3,876
  Additional paid-in capital                                                           2,184,633      1,900,809
  Unrealized holding gain on marketable securities                                        44,922           --
  Retained earnings                                                                      208,703        282,171
                                                                                     -----------    -----------
        Total shareholders' investment                                                 2,442,342      2,186,868
                                                                                     -----------    -----------
                                                                                     $ 6,854,966    $ 6,639,724
                                                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                       WORLDCOM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)



                                                                        For the Three Months           For the Nine Months
                                                                         Ended September 30,            Ended September 30,
                                                                      --------------------------    --------------------------
                                                                         1996           1995            1996          1995
                                                                      -----------    -----------    -----------    -----------
Revenues                                                              $ 1,131,519    $   938,884    $ 3,235,552    $ 2,706,060
                                                                      -----------    -----------    -----------    -----------
Operating expenses:
  Line costs                                                              618,089        511,827      1,763,421      1,489,330
  Selling, general and administrative                                     208,348        169,908        597,558        496,222
  Depreciation and amortization                                            73,021         79,850        228,489        231,458
  Provision to reduce carrying value of certain assets                       --             --          402,000           --
                                                                      -----------    -----------    -----------    -----------
        Total                                                             899,458        761,585      2,991,468      2,217,010
                                                                      -----------    -----------    -----------    -----------
Operating income                                                          232,061        177,299        244,084        489,050
Other income (expense):
  Interest expense                                                        (55,014)       (62,556)      (167,946)      (189,431)
  Miscellaneous                                                             1,725          3,752          5,810          7,125
                                                                      -----------    -----------    -----------    -----------
Income before taxes and extraordinary items                               178,772        118,495         81,948        306,744
Provision for income taxes                                                 69,721         46,424        129,843        120,446
                                                                      -----------    -----------    -----------    -----------
Income (loss) before extraordinary items                                  109,051         72,071        (47,895)       186,298
Extraordinary items (net of income taxes of $15,621 in 1996)                 --             --          (24,434)          --
                                                                      -----------    -----------    -----------    -----------
Net income (loss)                                                         109,051         72,071        (72,329)       186,298
                                                                      -----------    -----------    -----------    -----------
Preferred dividend requirement                                               --            3,811            860         17,686
Special dividend payment to Series 1 preferred shareholder                   --           15,000           --           15,000
                                                                      -----------    -----------    -----------    -----------
Net income (loss) applicable to common shareholders                   $   109,051    $    53,260    $   (73,189)   $   153,612
                                                                      ===========    ===========    ===========    ===========


Earnings (loss) per common share -
  Net income (loss) applicable to common shareholders before extraordinary items:
      Primary                                                         $      0.27    $      0.15    $     (0.12)   $      0.44
      Fully diluted                                                          0.27           0.14          (0.12)          0.44

  Extraordinary items                                                 $       --     $       --     $     (0.06)   $       --

  Net income (loss) applicable to common shareholders:
      Primary                                                         $      0.27    $      0.15    $     (0.18)   $      0.44
      Fully diluted                                                          0.27           0.14          (0.18)          0.44

  Net income applicable to common shareholders before
    non-recurring charges and extraordinary items:
      Primary                                                         $      0.27    $      0.18    $      0.73    $      0.48
      Fully diluted                                                          0.27           0.18           0.73           0.48

Weighted average shares outstanding:
      Primary                                                             415,189        390,028        393,869        385,034
      Fully diluted                                                       415,195        405,922        393,869        401,052

The accompanying notes are an integral part of these statements.

                       WORLDCOM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                  --------------------------
                                                                      1996          1995
                                                                  -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                 $   (72,329)   $   186,298
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary items                                                24,434           --
    Provision to reduce carrying value of certain assets              402,000           --
    Depreciation and amortization                                     228,489        231,458
    Provision for losses on accounts receivable                        42,422         29,852
    Provision for deferred income taxes                               101,079         47,293
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                          (170,669)       (41,146)
        Income taxes, net                                              12,718         66,526
        Other current assets                                          (46,416)          (522)
        Accrued line costs                                              7,489         49,882
        Shareholder litigation reserve                                   --          (75,000)
        Accounts payable and other current liabilities                (15,800)      (125,111)
    Other                                                             (16,673)        (6,349)
                                                                  -----------    -----------
Net cash provided by operating activities                             496,744        363,181
                                                                  -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                               (415,343)      (288,019)
  Acquisitions and related costs                                      (18,535)    (2,713,765)
  Increase in intangible assets                                       (71,240)        (6,350)
  Increase in other assets                                           (106,866)       (19,489)
  Decrease in other liabilities                                       (39,784)       (21,468)
  Proceeds from sale of long-term assets                               21,962         28,153
  Other                                                                  --            1,000
                                                                  -----------    -----------
Net cash used in investing activities                                (629,806)    (3,019,938)
                                                                  -----------    -----------
Cash flows from financing activities:
  Borrowings                                                           95,500      2,717,650
  Principal payments on debt                                          (19,174)      (127,438)
  Common stock issuance                                                35,191         90,646
  Dividends paid on preferred stock                                      (860)       (32,686)
  Other                                                                  (275)          --
                                                                  -----------    -----------
Net cash provided by financing activities                             110,382      2,648,172
                                                                  -----------    -----------

Net decrease  in cash and cash equivalents                            (22,680)        (8,585)
Cash and cash equivalents at beginning of period                       41,525         19,770
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $    18,845    $    11,185
                                                                  ===========    ===========


The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1995. The results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

In the third quarter of 1996, the Company acquired Choice Communications, Inc. ("Choice"), a cellular resale company. This transaction was accounted for as a pooling-of-interests and, accordingly, the WorldCom financial statements for periods prior to the Choice acquisition have been restated to include the results of Choice for all periods presented.

(B) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the nine months ended September 30, 1996 and 1995 amounted to $170.8 million and $165.4 million, respectively. Income taxes paid during the nine months ended September 30, 1996 and 1995 were $16.0 million and $7.4 million, respectively. In conjunction with business combinations during the nine months ended September 30, 1996 and 1995, assumed assets and liabilities were as follows (in thousands):

                                                      FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                   -------------------------
                                                     1996           1995
                                                   ---------     -----------
Fair value of assets acquired                      $  12,065     $   829,806
Excess of cost over net tangible assets acquired      60,698       2,199,415
Liabilities assumed                                  (30,877)       (302,606)
Common stock issued                                  (23,351)        (12,850)
                                                   ---------     -----------
          Net cash paid                            $  18,535     $ 2,713,765
                                                   =========     ===========


(C) UNREALIZED HOLDING GAIN ON MARKETABLE SECURITIES

In the third quarter of 1996, one of the Company's equity investments became publicly traded. This investment, previously recorded at cost, has been classified as an available for sale security under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"). Accordingly, this investment is recorded at its fair value of approximately $75 million at September 30, 1996, and is included in other assets in the accompanying consolidated financial statements. The unrealized holding gain on this marketable equity security is included as a component of shareholders' investment at September 30, 1996.

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

On July 15, 1996, WorldCom announced that it had exercised its option to redeem on August 16, 1996, all of the outstanding IDB WorldCom, Inc. 5% Convertible Subordinated Notes due 2003 (the "Notes"), at a price equal to 103.5% of the principal amount, plus accrued and unpaid interest. Prior to such redemption date, substantially all of the holders of the Notes elected to convert their notes into WorldCom common stock, resulting in the issuance of approximately
10.3 million shares of WorldCom common stock.

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

(G) SHAREHOLDER RIGHTS PLAN

On August 25, 1996, the Board of Directors of WorldCom declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock"). The dividend distribution was paid on September 6, 1996 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series 3 Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Stock") of the Company at a price of $160.00 per one one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment.

The Rights generally will be exercisable only after the close of business on the tenth business day following the date of public announcement or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of voting stock of the Company without the prior express written consent of the Company, or the close of business on the tenth business day following the commencement of a tender offer or exchange offer, without the prior written consent of the Company, by a person which, upon consummation, would result in such party's control of 15% or more of the Company's voting stock. The Rights will expire, if not previously exercised, exchanged or redeemed, on September 6, 2006.

If any person or group acquires 15% or more of the Company's outstanding voting stock without prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of the Company's Common Stock as shall equal the result obtained by multiplying the then current Purchase Price by the number of one one-thousandths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of Common Stock.

If any person or group acquires more than 15% but less than 50% of the outstanding Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of Common Stock.

If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where Common Stock is exchanged or changed or 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number one one-thousandths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of the Rights will be to receive the Redemption Price.

(H) PROVISION TO REDUCE THE CARRYING VALUE OF CERTAIN ASSETS

In the second quarter of 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecommunications Act of 1996 (the "Telecom Act"), and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $344 million after-tax or $.87 per share. On a pre-tax basis, the write-down was $402 million and included $139 million for network facilities and $263 million for non-core businesses, primarily operator services goodwill. Fair value of the non-core business was determined by estimating the present value of future cash flows to be generated from those operations while the majority of the network facilities were recorded at net salvage value due to anticipated early disposal.

In connection with the signing of agreements to provide long distance telecommunications services to certain local exchange carriers, and after the successful assimilation of recent facilities-based acquisitions, WorldCom evaluated the impact that the increased traffic volumes would have on the Company's network. This review resulted in the Company's current plans to expand and upgrade its existing network switching, transmission and other communications equipment. This capital project directly affected the estimated useful lives of certain network facilities which will result in replacement of these facilities prior to June 30, 1997.

Additionally, due to the decreasing emphasis on operator services, including non-renewal of existing long-term contracts, management adjusted the fair value of this non-core business based upon its projections of future cash flow. Operator services now comprises less than 3% of WorldCom's consolidated revenues.

(I) EXTRAORDINARY ITEMS

In the second quarter of 1996, the Company recorded extraordinary items totaling $24.4 million, net of income tax benefit of $15.6 million. The items consisted of $4.2 million in connection with the Company's debt refinancing, as discussed in Note D and $20.2 million related to a write-off of deferred international costs. Previously, a portion of the outbound call fee due the foreign carrier was deferred and accounted for as a cost attributable to the revenue associated with the inbound call. Currently, the outbound call fee due the foreign carrier is expensed as incurred.

(J) CONTINGENCIES

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

The U.S. Attorney's Office for the Central District of California (the "U.S. Attorney's Office") issued grand jury subpoenas to IDB and WorldCom in 1994 and 1995 seeking documents relating to IDB's first quarter of 1994 results, the resignation of Deloitte &

Touche LLP as IDB's auditors, trading in IDB securities and other matters. In October, 1996, the U.S. Attorney's Office entered into an agreement with WorldCom not to criminally prosecute IDB with respect to IDB's financial reporting on or before January 1, 1995 (including but not limited to the resignation of Deloitte & Touche LLP), trading in IDB securities, misuse of IDB's assets, attempts to obstruct the proceedings of the SEC and other matters. The agreement does not cover potential violations of the federal tax code and is expressly contingent upon the cooperation of IDB and WorldCom with the U.S. Attorney's Office, the Federal Bureau of Investigation and any other federal law enforcement agency, including the SEC.

OTHER. On February 8, 1996, President Clinton signed the Telecom Act, which permits, without limitation, the Bell Operating Companies (the "BOCs") to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the Federal Communications Commission (the "FCC") that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 1, 1996, the FCC announced its intention to conduct a proceeding in the fall of 1996 leading to the reform of access charges. Such charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of such a proceeding will have a material impact upon the Company.

On August 8, 1996 the FCC released its First Report and Order in the Matter of Implementation of the Local Competition Provisions in the Telecom Act (the "FCC Interconnect Order"). In the FCC Interconnect Order, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the incumbent local exchange carriers ("ILEC"), resale of the ILEC's retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. Motions to stay implementation of the FCC Interconnect Order have been filed with the FCC and federal courts of appeal. Appeals challenging, among other things, the validity of the FCC Interconnect Order have been filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has stayed the pricing provisions of the FCC Interconnect Order. The Circuit Justice of the Supreme Court has declined to review the propriety of the stay. The Company cannot predict either the outcome of these challenges and appeals or the eventual effect on its business or the industry in general.

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

(K) CONCENTRATION OF CREDIT RISK

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

(L) MERGER AGREEMENT

As of August 25, 1996, WorldCom executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a wholly owned subsidiary of the Company will be merged with and into MFS Communications Company, Inc. ("MFS"), a Delaware corporation (the "Merger"). Pursuant to the Merger Agreement, (i) each share of common stock of MFS will be converted into and represent the right to receive 2.1 shares of Common Stock of the Company, (ii) each share of Series A 8% Cumulative Convertible

Preferred Stock, par value $.01 per share, of MFS will be converted into and represent the right to receive one (1) share of Series A 8% Cumulative Convertible Preferred Stock, par value $.01 per share, of the Company, and
(iii) each share of Series B Convertible Preferred Stock, par value $.01 per share, of MFS will be converted into and represent the right to receive one (1) share of Series B Convertible Preferred Stock, par value $.01 per share, of the Company. The transaction is subject to customary closing conditions and shareholder and regulatory approval.

On August 25, 1996, the Company and MFS entered into an agreement pursuant to which, in the event the Merger Agreement is terminated under certain specified circumstances, the party terminating the Merger Agreement will be entitled to receive from the other party certain telecommunications services.

On August 25, 1996, pursuant to Stock Option Agreements, dated as of August 25, 1996, between the Company and MFS (the "Option Agreements"), the Company granted an option to MFS to purchase up to 81,224,137 or approximately 19.9% of the currently outstanding shares of Common Stock of the Company with an exercise price of $26.375 per share and MFS granted an option to WorldCom to purchase up to 43,953,073 or approximately 19.9% of the currently outstanding shares of common stock of MFS with an exercise price of $55.3875 per share, which options become exercisable upon the occurrence of certain events.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the Company's high degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulation risks including the impact of the Telecom Act, contingent liabilities, and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC. The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 1996 and 1995, and should be read in conjunction with the consolidated financial statements and notes thereto.

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

On February 8, 1996, President Clinton signed the Telecom Act which permits, without limitation, the BOCs to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the FCC that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 1, 1996, the FCC announced its intention to conduct a proceeding in the fall of 1996 leading to the reform of access charges. Such charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of such a proceeding will have a material impact upon the Company.

In the FCC Interconnect Order, which was released on August 8, 1996, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the ILEC, resale of the ILEC's retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. Motions to stay implementation of the FCC Interconnect Order have been filed with the FCC and federal courts of appeal. Appeals challenging, among other things, the validity of the FCC Interconnect Order have been filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has stayed the pricing provisions of the FCC Interconnect Order. The Circuit Justice of the Supreme Court has declined to review the propriety of the stay. The Company cannot predict either the outcome of these challenges and appeals or the eventual effect on its business or the industry in general.

As of August 25, 1996, WorldCom executed the Merger Agreement, pursuant to which a wholly owned subsidiary of the Company will be merged with and into MFS. Pursuant to the Merger Agreement, (i) each share of common stock of MFS will be converted into and represent the right to receive 2.1 shares of Common Stock of the Company, (ii) each share of Series A 8% Cumulative Convertible Preferred Stock, par value $.01 per share, of MFS will be converted into and represent the right to receive one (1) share of Series A 8% Cumulative Convertible Preferred Stock, par value $.01 per share, of the Company, and
(iii) each share of Series B Convertible Preferred Stock, par value $.01 per share, of MFS will be converted into and represent the right to receive one (1) share of Series B Convertible Preferred Stock, par value $.01 per share, of the Company. The transaction is subject to customary closing conditions and shareholder and regulatory approval.

The combination of WorldCom, MFS and UUNET Technologies, Inc., which recently merged with MFS, will bring together the leading growth companies from four key telecom industry segments: long distance, local, Internet and international. The Merger would (1) enhance the combined entity's opportunities for future growth, (2) create a stronger competitor in the changing long distance and local telecommunications industry, (3) allow provision of end-to-end bundled long distance and local and internet services over a global network and (4) provide the opportunity for significant cost savings for the combined organization.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                                  For the Three Months        For the Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                                  --------------------        -------------------
                                                                  1996           1995         1996          1995
                                                                  -----          -----        -----         -----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%         100.0%       100.0%        100.0%
                                                                  -----          -----        -----         -----

Line costs  . . . . . . . . . . . . . . . . . . . . . . . . .      54.6           54.5         54.5          55.0
Selling, general and administrative . . . . . . . . . . . . .      18.4           18.1         18.5          18.3
Depreciation and amortization . . . . . . . . . . . . . . . .       6.5            8.5          7.1           8.6
Provision to reduce carrying value of certain assets  . . . .         -              -         12.4             -
                                                                  -----          -----        -----         -----
Operating income  . . . . . . . . . . . . . . . . . . . . . .      20.5           18.9          7.5          18.1
Other income (expense):
    Interest expense  . . . . . . . . . . . . . . . . . . . .      (4.9)          (6.7)        (5.2)         (7.0)
    Miscellaneous . . . . . . . . . . . . . . . . . . . . . .       0.2            0.4          0.2           0.3
                                                                  -----          -----        -----         -----
Income before income taxes and extraordinary items  . . . . .      15.8           12.6          2.5          11.4
Provision for income taxes  . . . . . . . . . . . . . . . . .       6.2            4.9          4.0           4.5
                                                                  -----          -----        -----         -----
Net income (loss) before extraordinary items  . . . . . . . .       9.6            7.7         (1.5)          6.9
Extraordinary items, net of taxes . . . . . . . . . . . . . .         -              -         (0.8)            -
Preferred dividend requirement  . . . . . . . . . . . . . . .         -            0.4            -           0.7
Special dividend payment to Series 1 preferred shareholder  .         -            1.6            -           0.5
                                                                  -----          -----        -----         -----
Net income (loss) applicable to common shareholders . . . . .       9.6%           5.7%        (2.3)%         5.7%
                                                                  =====          =====        =====         =====


Revenues for the three months ended September 30, 1996 increased 20.5% to $1.13 billion on 6.12 billion revenue minutes as compared to $938.9 million on 5.0 billion revenue minutes for the three months ended September 30, 1995. For the nine months ended September 30, 1996, revenues increased 19.6% to $3.24 billion on 17.41 billion revenue minutes versus $2.71 billion on 14.26 billion revenue minutes. The increase in total revenues and minutes is primarily attributable to internal growth of the Company.

In the third quarter of 1996, the Company acquired Choice Communications, Inc. ("Choice"), a cellular resale company. The transaction was accounted for as a pooling-of-interests and, accordingly, all prior period amounts have been restated to include the results of Choice.

Third quarter revenues for Choice increased 79% to $9.5 million on 21.1 million revenue minutes as compared to $5.3 million on 12.0 million revenue minutes for the comparable 1995 period. For the nine months ended September 30, 1996, revenues for Choice increased 104% to $25.6 million on 56.5 million revenue minutes versus $12.7 million on 20.7 million revenue minutes for the nine months ended September 30, 1995.

The Company's third quarter switched retail and wholesale revenue, excluding operator services and cellular traffic, increased 21.7% over 1995 results, while traffic growth from these businesses approximated 22.8%. Private line revenues for the three months ended September 30, 1996, also reflected growth, with an increase of 29.8% over the 1995 results.

Line costs as a percentage of revenues increased to 54.6% during the third quarter of 1996 as compared to 54.5% for the same period in the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 54.5% in 1996 from 55.0% in 1995. These changes are attributable to changes in the product mix, and for the nine month period, synergies and economies of scale resulting from network efficiencies achieved from the assimilation of recent acquisitions into the Company's operations.

Selling, general and administrative expenses for the third quarter of 1996 increased to $208.3 million or 18.4% of revenues as compared to $169.9 million or 18.1% of revenues for the third quarter of 1995. On a year-to-date basis, these expenses increased to $597.6 million or 18.5% of revenues from $496.2 million or 18.3% of revenues for the nine months ended September 30, 1995. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through internal growth.

Depreciation and amortization expense for the third quarter of 1996 decreased to $73.0 million or 6.5% of revenues from $79.9 million or 8.5% of revenues for the third quarter of 1995. This decrease reflects the reduction in depreciation and amortization associated with the second quarter 1996 write-down in the carrying value of goodwill and equipment. On a year-to-date basis, this expense decreased to $228.5 million or 7.1% of revenues versus $231.5 million or 8.6% of revenues for the comparable 1995 period. This decrease reflects the reduction in depreciation and amortization associated with the second quarter write-downs
offset by additional depreciation related to capital expenditures   The
reduction in the percentage is due to a relatively stable dollar of amortization on a higher revenue base.

In the second quarter of 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecom Act, and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $344 million after-tax or $.87 per share. On a pre-tax basis, the write-down was $402 million and included $139 million for network facilities and $263 million for non-core businesses, primarily operator services goodwill.

Interest expense in the third quarter of 1996 was $55.0 million or 4.9% of revenues, as compared to $62.6 million or 6.7% of revenues in the third quarter of 1995. For the nine months ended September 30, 1996, interest expense was $167.9 million or 5.2% of revenues, as compared to $189.4 million or 7.0% of revenues for the first nine months of 1995. The decrease in interest expense is attributable to lower interest rates in effect on the Company's long-term debt. For the nine months ended September 30, 1996 and 1995, weighted average annual interest rates were 6.29% and 7.26%, respectively, while weighted average annual levels of borrowing were $3.47 billion and $3.45 billion, respectively.

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

In the third quarter of 1995, Metromedia Company converted its Series 1 Preferred Stock into 43.8 million shares of WorldCom common stock and exercised warrants to acquire 6.2 million shares of WorldCom common stock and immediately sold its position of 61.7 million shares of WorldCom common stock in a public offering. In connection with the preferred stock conversion, WorldCom made a one-time non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

For the third quarter ended September 30, 1996, net income increased 60% to $109.1 million compared with $68.3 million, before the special preferred stock dividend payment in the 1995 third quarter. Fully diluted earnings per common share increased 50% to $0.27 compared with $0.18, before the one-time payment, a year ago.

For the nine months ended September 30, 1996, net income, before non-cash charges, increased 75% to $294.8 million compared with $168.6 million before the special dividend payment in the 1995 nine-month period. Fully diluted earnings per common share, before the non-cash charges increased 52% to $0.73 compared with $0.48 a year ago. Including the non- cash, after-tax charges, the Company reported a net loss of $73.2 million or $0.18 per share for the first nine months of 1996.

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

The Credit Facility has a five-year term and bears interest, payable quarterly, at variable rates selected by the Company under the terms of the Credit Facility including a Base Rate or the LIBOR, plus applicable margin. The applicable margin for LIBOR rate borrowings varies from 0.35% to 0.875% based upon a specified financial test. The Credit Facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by WorldCom and restricts the payment of cash dividends to WorldCom's shareholders. The Credit Facility is also subject to an annual commitment fee not to exceed 0.25% of any unborrowed portion of the Credit Facility.

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

For the nine months ended September 30, 1996, the Company's cash flow from operations was $496.7 million, increasing from $363.2 million in the comparable period for 1995. The increase in cash flow from operations was primarily attributable to internal growth.

The Company's existing $300.0 million receivables purchase agreement generated additional proceeds of $4.6 million in the first quarter of 1996. The Company used these proceeds to reduce outstanding debt under the Company's credit facilities. As of September 30, 1996, the purchaser owned an undivided interest in a $700.9 million pool of receivables which includes the $300.0 million sold.

Cash used in investing activities in the nine months ended September 30, 1996 totaled $629.8 million and included $293.0 million for normal capital expenditures and an additional $122.3 million for additional city pair network construction. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. The Company's current budgeted capital expenditures for 1996 approximates $400.0 million. In addition to this amount, the Company has additional city pair network construction opportunities which could approximate $700.0 million to $800.0 million over the next two years.

Included in cash flows from financing activities are payments of $0.9 million for preferred dividend requirements. In connection with the announcement in May 1996, that the Company would redeem its Series 2 Preferred Stock on June 5, 1996, all of the remaining outstanding Series 2 Preferred Stock (1,244,048 shares) was converted into 5,266,160 shares of common stock of the Company in the second quarter of 1996. The fully diluted common shares outstanding were unaffected by the conversion and the Company has no further dividend requirements.

On July 15, 1996, WorldCom announced that it had exercised its option to redeem on August 16, 1996, all of the outstanding IDB WorldCom, Inc. 5% Convertible Subordinated Notes due 2003 (the "Notes"). Prior to the redemption date, substantially all of the holders of the Notes elected to convert their Notes into WorldCom common stock, resulting in the issuance of approximately 10.3 million shares of WorldCom common stock. The fully diluted common shares outstanding were unaffected by the conversion, and the Company has no further cash interest requirement related to the Notes.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and funds available under the Credit Facility will be adequate to meet the Company's capital needs for the remainder of 1996.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 30, 1996 except as may be reflected in the discussion under Note J of the Notes to Consolidated Financial Statements in Part I, Item 1, above.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          A.   Exhibits

          See Exhibit Index

          B.   Reports on Form 8-K

          Current Report on Form 8-K dated August 25, 1996 (filed August 26,
          1996), reporting under Item 5, Other Events, information relative to the Company's execution of an Agreement and Plan of Merger, pursuant to which a wholly owned subsidiary of the Company will be merged with and into MFS Communications Company, Inc.

          Current Report on Form 8-K dated July 23, 1996 (filed August 26,
          1996), as amended on Form 8 K/A dated August 25, 1996 (filed August 30, 1996), reporting under Item 5, Other Events, information relative to the Company's Shareholders' Rights agreement.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                        WORLDCOM, INC.



                                        By:  /s/ Scott D. Sullivan
                                             ----------------------------------
                                             Chief Financial Officer


Dated: November 12, 1996

                                 EXHIBIT INDEX



Exhibit
No.                               Description
-------                           -----------
2.1              Agreement and Plan of Merger, dated as of August 25, 1996, among WorldCom, HIJ Corp., a Delaware corporation and a wholly owned subsidiary of WorldCom and MFS Communications Company,
                 Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
                 dated August 25, 1996 (filed August 26, 1996))*

2.2              Stock Option Agreement, dated as of August 25, 1996, between
                 WorldCom, Inc. and MFS Communications Company, Inc.
                 (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 25, 1996
                 (filed August 26, 1996))

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

3(ii)            Articles of Amendment to the Amended and Restated Articles of
                 Incorporation dated May 23, 1996 (incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

3(iii) Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3(iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

4.1              Rights Agreement, dated as of August 25, 1996 between
                 WorldCom, Inc. and The Bank of New York which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the form of Right
                 Certificate as Exhibit B and the Summary of Preferred Stock
                 Purchase Rights as Exhibit C.  Pursuant to the Rights
                 Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after public announcement that a person or group (except for certain exempted persons or groups) has acquired beneficial ownership of 15% or more of the outstanding shares of Common
                 Stock or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (incorporated herein by reference Exhibit 4 to the Company's Current Report on Form 8-K/A dated August 25, 1996 (filed August 30, 1996))

10.1             Agreement, dated as of August 25, 1996, between WorldCom, Inc.
                 and MFS Communications Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 25, 1996 (filed August 26, 1996))

Exhibit
No.                               Description
-------                           -----------
10.2             Amended and Restated Credit Agreement among the Company,
                 Nations Bank of Texas, N.A.  (Managing Agent and
                 Administrative Agent), Bank of America Illinois, The Bank of
                 New York, The Bank of Nova Scotia, Canadian Imperial Bank of
                 Commerce, Chemical Bank, Credit Lyonnais New York Branch,
                 First Union National Bank of North Carolina, The Industrial
                 Bank of Japan, Limited, Atlanta Agency, The First National
                 Bank of Chicago, The Long-Term Credit Bank of Japan, Limited,
                 New York Branch, Toronto Dominion (Texas), Inc., and Wachovia
                 Bank of Georgia N.A., (Agents) and the Lenders named therein
                 (Lenders) dated as of June 28, 1996  (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1996)

10.3             WorldCom, Inc. Third Amended and Restated 1990 Stock Option
                 Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 22, 1996 used in connection with the Company's 1996 Annual Meeting of Shareholders) (Compensatory Plan)

10.4 WorldCom, Inc. Special Performance Bonus Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated
                 April 22, 1996 used in connection with the Company's 1996
                 Annual Meeting of Shareholders) (Compensatory Plan)

11.1             Computation of Per Share Earnings

27.1             Financial Data Schedule

99.1             Stock Option Agreement, dated as of August 25, 1996, between
                 WorldCom, Inc. and MFS Communications Company, Inc.
                 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 25, 1996
                 (filed August 26, 1996))





--------------------------
* The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commissipn upon request.