Form 10-K
period 1996-12-31
WORLDCOM INC /GA/
filed 1997-03-18
CIK 723527

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


    [X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the fiscal year ended December 31, 1996

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

                          COMMON STOCK, $.01 PAR VALUE
       SERIES A 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
              SERIES B CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
      DEPOSITARY SHARES (EACH REPRESENTING 1/100TH INTEREST IN A SHARE OF
              SERIES A 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK)

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

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1997 was:
                Common Stock, $.01 par value:  $21,804,886,376
 Series A 8% Cumulative Convertible Preferred Stock (represented by Depositary
   Shares):  $863,239,800
 Series B Convertible Preferred Stock:  $27,192,508

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            Yes  X         No
                                ---           ---

There were 891,860,640 shares of the registrant's common stock outstanding as of March 3, 1997.


================================================================================

                                    GLOSSARY

AT&T -- AT&T CORP. -- An IXC which provides interexchange services and facilities on a nationwide and international basis.

AT&T DIVESTITURE DECREE -- Entered on August 24, 1982, by the United States District Court for the District of Columbia. The AT&T Divestiture Decree, among other things, ordered AT&T to divest its wholly owned BOCs from its Long Lines Division and manufacturing operations and generally prohibited BOCs from providing long distance telephone service between LATAs.

ATM -- ASYNCHRONOUS TRANSFER MODE -- An information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard 53-byte long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.

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

BACKBONE -- A centralized high-speed network that interconnects smaller, independent networks.

BANDWIDTH -- The number of bits of information which can move through a communications medium in a given amount of time.

CAP -- COMPETITIVE ACCESS PROVIDER -- A company that provides its customers with an alternative to the LEC for local transport of private line and special access telecommunications services.

CENTRAL OFFICES -- The switching centers or central switching facilities of the LECs.

CO-CARRIER STATUS -- A regulatory scheme under which the incumbent LEC is required to integrate new, competing providers of local exchange service, into the systems of traffic exchange, inter-carrier compensation, and other inter-carrier relationships that already exist among LECs in most jurisdictions.

COLLOCATION -- The ability of a CAP to connect its network to the LEC's central offices. Physical collocation occurs when a CAP places its network connection equipment inside the LEC's central offices. Virtual collocation is an alternative to physical collocation pursuant to which the LEC permits a CAP to connect its network to the LEC's central offices on comparable terms, even though the CAP's network connection equipment is not physically located inside the central offices.

DS-3 -- A data communications circuit capable of transmitting data at 45 megabits per second (sometimes called a T-3).

DEDICATED -- Telecommunications lines dedicated or reserved for use by particular customers.

DIGITAL -- A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

EQUAL ACCESS -- Connection provided by a LEC permitting a customer to be automatically connected to the IXC of the customer's choice when the customer dials "1".

ETHERNET -- A local area network technology used for connecting computers, printers, workstations, terminals, etc., within the same building. Ethernet typically operates over twisted wire or coaxial cable at speeds up to 10 megabits per second. Ethernet is the most popular LAN technology.

FCC -- Federal Communications Commission.

FDDI -- FIBER DISTRIBUTED DATA INTERFACE -- Based on fiber optics, FDDI is a 100 megabit per second Local Area Network technology used to connect computers, printers, and workstations at very high speeds. FDDI is also used as backbone technology to interconnect other LANs.

IXC -- INTEREXCHANGE CARRIER -- A long distance carrier providing services between local exchanges.

INBOUND "800" SERVICE -- A service that assesses long distance telephone charges to the called party.

INTERCONNECTION DECISIONS -- Rulings by the FCC announced in September 1992 and August 1993, which require the BOCs and most other large LECs to provide interconnection in LEC central offices to any CAP, long distance carrier or end user seeking such interconnection for the provision of interstate special access and switched access transport services.

INTERNET --A global collection of interconnected computer networks which use TCP/IP, a common communications protocol.

LANS -- LOCAL AREA NETWORKS -- The interconnection of computers for the purpose of sharing files, programs and various devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

LATAS -- LOCAL ACCESS AND TRANSPORT AREAS -- The approximately 200 geographic areas defined pursuant to the AT&T Divestiture Decree. The BOCs are generally prohibited from providing long distance service between the LATA in which they provide local exchange services, and any other LATA.

LEC -- LOCAL EXCHANGE CARRIER -- A company providing local telephone services. Each BOC is a LEC.

LINE COSTS -- Primarily includes the sum of access charges and transport charges.

LOCAL EXCHANGE -- A geographic area generally determined by a PUC, in which calls generally are transmitted without toll charges to the calling or called party.

LOCAL NUMBER PORTABILITY -- The ability of an end user to change Local Exchange Carriers while retaining the same telephone number.

MCI -- MCI COMMUNICATIONS CORPORATION -- An IXC which provides interexchange services and facilities on a nationwide and international basis.

NETWORK SWITCHING CENTER -- A location where installed switching equipment routes long distance calls and records information with respect to calls such as the length of the call and the telephone numbers of the calling and called parties.

NETWORK SYSTEMS INTEGRATION -- Involves the creation of turnkey telecommunications networks and systems including: (i) route and site selection; (ii) rights of way and legal authorizations and/or acquisition;
(iii) design and engineering of the system, including technology and vendor assessment and selection, determining fiber optic circuit capacity, and establishing reliability/flexibility standards; and (iv) project and construction management, including contract negotiations, purchasing and logistics, installation as well as testing.

PUC -- PUBLIC UTILITY COMMISSION -- A state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company, within the state (sometimes referred to as Public Service Commissions, or PSCs).

PUBLIC SWITCHED NETWORK -- That portion of a LEC's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the LEC's central offices.

RBOC -- REGIONAL BELL OPERATING COMPANY -- Any of seven regional Bell holding companies which the AT&T Divestiture Decree established to serve as parent companies for the BOCs.

RECIPROCAL COMPENSATION -- The same compensation of a new competitive local exchange carrier for termination of a local call by the BOC on its network, as the new competitor pays the BOC for termination of local calls on the BOC network.

SETTLEMENT RATES -- The rates paid to foreign carriers by United States international carriers to terminate outbound (from the United States) switched traffic and by foreign carriers to United States international carriers to terminate inbound (to the United States) switched traffic.

SPRINT -- SPRINT CORPORATION -- An IXC which provides interexchange services and facilities on a nationwide and international basis.

TCP/IP -- TRANSMISSION CONTROL PROTOCOL/INTERNET PROTOCOL -- A suite of network protocols that allows computers with different architectures and operating system software to communicate with other computers on the Internet.

T-1 -- A data communications circuit capable of transmitting data at 1.5 megabits per second.

TARIFF -- The schedule of rates and regulations set by communications common carriers and filed with the appropriate federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the Subscriber or user and the supplier or carrier.

TOKEN RING -- A local area network technology used to interconnect personal computers, file servers, printers, and other devices. Token Ring LANs typically operate at either 4 megabits per second or 16 megabits per second.

TRANSPORT CHARGES -- Expenses paid to facilities-based carriers for transmission between or within LATAs.

WORLD WIDE WEB OR WEB -- A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

                                                    TABLE OF CONTENTS

                                     PART I

                                                                                                           Page
                                                                                                           ----
Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .    17


                                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters  . . . . . . . . .    17
Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .    27
Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27


                                                    PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .    27
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29
Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . .    32
Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .    34


                                                    PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . . .    34

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

Index to Financial Statements and Financial Statement Schedule  . . . . . . . . . . . . . . . . . . . . F-1

Exhibit Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

                                     PART I

ITEM 1.          BUSINESS

GENERAL

WorldCom, Inc., a Georgia corporation ("WorldCom" or the "Company"), is one of the four largest long distance telecommunications companies in the United States based on 1995 revenues. The Company provides telecommunications services to business, government, telecommunications companies and consumer customers, through its network of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations, with service to points throughout the nation and the world.

WorldCom is one of the first major facilities-based telecommunications companies with the capability to provide businesses with high quality local, long distance, Internet, data and international communications services over its global networks. With service to points throughout the nation and the world, WorldCom provides telecommunications products and services including: switched and dedicated long distance and local products, 800 services, calling cards, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access to ATM-based backbone service and interconnection via Network Access Points ("NAPs") to Internet service providers.

WorldCom was organized in 1983. On September 15, 1993, a three-way merger occurred whereby (i) Metromedia Communications Corporation, a Delaware corporation ("MCC"), merged with and into Resurgens Communications Group, Inc., a Georgia corporation ("Resurgens"), and (ii) LDDS Communications, Inc., a Tennessee corporation ("LDDS-TN"), merged with and into Resurgens (the "Prior Mergers").

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

BUSINESS COMBINATIONS

On December 31, 1996, WorldCom, through a wholly owned subsidiary, merged with MFS Communications Company, Inc. ("MFS"). MFS provides telecommunications services and systems for business and government customers. MFS is a leading provider of alternative local network access facilities via digital fiber optic cable networks that it has installed in and around approximately 41 United States cities, and in several major European cities. MFS also provides domestic and international long distance telecommunications services via its network platform, which consists of MFS-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

As a result of the merger (the "MFS Merger"), each share of MFS common stock was converted into the right to receive 2.1 shares of WorldCom common stock (the "Common Stock") or approximately 471.0 million WorldCom common shares in the aggregate. Each share of MFS Series A 8% Cumulative Convertible Preferred Stock ("MFS Series A Preferred Stock") was converted into the right to receive one share of Series A 8% Cumulative Convertible Preferred Stock of WorldCom ("WorldCom Series A Preferred Stock") or 94,992 shares of WorldCom Series A Preferred Stock in the aggregate. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of Series B Convertible Preferred Stock of WorldCom ("WorldCom Series B Preferred Stock") or approximately 12.7 million shares of WorldCom Series B Preferred Stock in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of WorldCom Series A Preferred Stock.

Upon effectiveness of the MFS Merger, the then outstanding and unexercised options and warrants exercisable for shares of MFS common stock were converted into options and warrants, respectively, exercisable for shares of Common Stock having substantially the same terms and conditions as the MFS options and warrants, except that (i) the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.1 and (ii) the holders of each then outstanding and unexercised MFS "Shareworks Plus Award" granted under the MFS 1993 Stock Plan instead received the cash value of such award in accordance with the terms of such plan.

On August 12, 1996, MFS acquired UUNET Technologies, Inc. ("UUNET") through a merger of a subsidiary of MFS with and into UUNET (the "UUNET Acquisition"). UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and consulting services to businesses, professionals and on-line services providers. UUNET provides both dedicated and dial-up Internet access, and other applications and services which include Web server hosting and integration services, client software and security products, training, and network integration and consulting services.

On January 5, 1995, WorldCom completed the acquisition of the network services operations of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc. ("Williams"), for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide transmission network of approximately 11,000 miles of fiber optic cable and digital microwave facilities.

On December 30, 1994, WorldCom, through a wholly owned subsidiary, merged with IDB Communications Group, Inc. ("IDB"). IDB operates a domestic and international communications network providing private line and public switched long distance telecommunications services, facsimile and data connections, television and radio transmission services, and mobile satellite communications capabilities. As a result of this merger (the "IDB Merger"), each share of common stock of IDB was converted into the right to receive 0.953758 shares of Common Stock resulting in the issuance of approximately 71.8 million shares of Common Stock. In addition, WorldCom assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. On July 15, 1996, WorldCom announced that it had exercised its option to redeem on August 16, 1996 all of the outstanding IDB notes. Prior to such redemption date, a majority of the holders of the IDB notes elected to convert their notes into Common Stock, resulting in the issuance of approximately 10.3 million shares of Common Stock. The IDB Merger was accounted for under the pooling-of-interests method.

In 1993, upon effectiveness of the Prior Mergers, each share of the outstanding common stock of LDDS-TN was converted into the right to receive 3.838 shares of Common Stock. The 500,000 shares of LDDS-TN Series B 6.5% Cumulative Senior Perpetual Convertible Preferred Stock outstanding were converted into 2,000,000 shares of WorldCom Series 2 6.5% Cumulative Senior Perpetual Convertible
Preferred Stock (the "Series 2 Preferred Stock").   As a result of the
consummation of the Prior Mergers, Metromedia Company ("Metromedia"), the sole stockholder of MCC, received 5,517,240 shares of the Common Stock, 10,896,785 shares of WorldCom Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock (the "Series 1 Preferred Stock"), warrants to purchase 10,000,800 shares of the Common Stock at an average price of $4.18 per share, and $150.0 million in cash. The common stock of Resurgens was unchanged in the Prior Mergers.

In August 1995, Metromedia converted its Series 1 Preferred Stock into Common Stock and exercised its warrants to acquire Common Stock and immediately sold its position of 61,699,096 shares of Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date). The Company did not receive any proceeds from the sale of the shares, but did receive approximately $33.7 million in proceeds from the exercise of the warrants, which were used to repay certain existing bank debt.

In connection with the announcement in May 1996, that the Company would redeem its Series 2 Preferred Stock on June 5, 1996, all of the remaining outstanding Series 2 Preferred Stock was converted into 5,266,160 shares of Common Stock in the second quarter of 1996.

On December 4, 1992, LDDS-TN, through a wholly owned subsidiary, merged with Advanced Telecommunications Corporation ("ATC"). As a result of this merger (the "ATC Merger"), each share of common stock of ATC was converted into the right to receive 4.778 shares of common stock of LDDS-TN. The ATC Merger was accounted for under the pooling-of-interests method.

The following table sets forth certain data concerning the Company's acquisitions, during the past five years, of companies with annual revenues exceeding $100.0 million, other than the IDB Merger and the ATC Merger.

                                                                            Revenues for Fiscal Year
                                                                            Preceding Acquisition
                        Name                      Acquisition Date             (In thousands)
                        ----                      ----------------          -----------------------
        Metromedia Communications Corporation      September 1993                 $   368,532

        Resurgens Communications Group, Inc.       September 1993                     151,963

        TRT Communications, Inc. ("TRT")           September 1993                     175,057

        Williams Telecommunications Group, Inc.    January 1995                       921,813

        MFS/UUNET                                  December 1996                    1,238,533

In addition to the acquisitions reflected in the above table, WorldCom and its predecessors have completed other acquisitions involving companies each with annual revenues of less than $100.0 million.

COMPANY STRATEGY

The Company's strategy is to become the premier provider of business communications services in the world. The enactment of the Telecommunications Act of 1996 (the "Telecom Act") in February 1996 and the FCC's release of its First Report and Order in the Matter of Implementation of the Local Competition Provisions in the Telecom Act (the "FCC Interconnect Order") in August 1996, have made it possible for WorldCom to compete in both the local and long distance markets. The MFS Merger has allowed the Company to take advantage of the Congressional intent behind the Telecom Act and the FCC Interconnect Order by bringing together the leading growth companies from four key telecom industry segments: long distance, local, Internet and international. Consistent with this strategy, the Company believes that the MFS Merger enhances the combined entity's opportunities for future growth, creates a stronger competitor in the changing telecommunications industry, allows provision of end-to-end bundled service over a global network, and provides the opportunity for significant cost savings for the combined organization.

SERVICES

GENERAL. The Company is one of the four largest United States based long distance telecommunications companies in the industry, based on 1995 revenues, and serves its customers domestically and internationally. The products and services provided by the Company include switched and dedicated long distance and local products, 800 services, calling cards, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access to ATM-based backbone service and interconnection via NAPs to Internet service providers. Based on FCC statistics as of December 31, 1995 (the most recent statistics available), WorldCom's share of total toll service revenues for 1995 was 4.3%.

DOMESTIC LONG DISTANCE AND LOCAL SERVICE. A predominant share of the Company's total revenues is derived from commercial customers. Commercial customers typically use higher volumes of telecommunications services than residential customers and concentrate their usage on weekdays during business hours when rates are highest. Consequently, commercial customers, on average, generate higher revenues per account than residential customers. The Company has also become a significant participant in the long distance wholesale market and intends to pursue opportunities, if any, for continued expansion in this area. While total revenues in the wholesale market are less than from commercial customers, expenses are generally lower in servicing these customers as the result of fewer invoices, fewer customer service personnel and a smaller sales force.

Through the MFS Merger, the Company will be able to provide a single source for integrated local and long distance telecommunications services and facilities management services to business, government, other telecommunications companies and consumer customers.

There are several ways in which a customer can access the Company's network for domestic long distance services. In areas where equal access has been made available, a customer who has selected the Company as its IXC can utilize the Company's network for inter-LATA long distance calls through "one plus" dialing of the desired call destination. Equal access customers can access the Company's long distance network only for inter-LATA long distance calls, because under equal access, all intra-LATA calls are routed through the LEC.

Customers in areas without equal access or customers in equal access areas who do not select the Company as their IXC can utilize the Company's network for all their long distance calls through three methods of "dial-up access." They can dial a local telephone number to access the Company's computerized switching equipment and then enter a personal authorization code and the area code and telephone number of the desired call destination. Alternatively, customers can access the Company's network by using its automatic dialers, which eliminate the need for the customer to dial the local access number and personal authorization code, effectively giving the customer "one plus" dialing. Customers may also access the Company's network by dialing 10 plus the three digit Carrier Identification Number belonging to the Company and the area code and telephone number of the desired call location. Regardless of the method used, dial-up customers can access the Company's network for all of their long distance calls, both intra-LATA and inter-LATA. High volume customers can access the WorldCom network through the use of high-capacity dedicated circuits.

Customer billing is generated internally and through a facilities management agreement under which Electronic Data Systems Corporation ("EDS") performs significant data processing functions. See Note 7 of Notes to Consolidated Financial Statements.

The market for local exchange services consists of a number of distinct service components. These service components are defined by specific regulatory tariff classifications including: (i) local network services, which generally include basic dial tone charges and private line services; (ii) network access services, which consist of access charges received by LECs from long distance carriers for the local portion of long distance telephone calls; (iii) long distance network services, which include the variable portion of charges received by LECs for intra-LATA long distance calls; and (iv) additional value added services such as caller identification, voice mail and call waiting.

Unlike the RBOCs and other large LECs which were organized geographically in response to the regulatory environment that existed before the AT&T Divesture Decree, the Company, through the MFS Merger, is organized around its customers to take advantage of ongoing technological, competitive and regulatory changes.

INTERNATIONAL SERVICES. The Company offers international public switched voice, private line and data services to other carriers and to commercial, government and consumer customers. The Company has over 200 operating agreements with foreign carriers to provide switched voice and/or private line services, thereby making the Company a leading participant in the international telecommunications market.

The Company offers public switched international telecommunications services worldwide and provides direct services to approximately 55 foreign countries. The Company sells public switched telecommunications services to corporate and residential customers, and to domestic long distance carriers that lack transmission facilities to locations served by the Company or need more transmission capacity. Customers can access the Company's international switching centers to make international telephone calls via dedicated connections or via dial-up access.

The Company both delivers and receives international traffic pursuant to its operating agreements. The terms of most switched voice operating agreements, as well as established FCC policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. The Company's revenues and costs of sales are sensitive to changes in international settlement rates and international traffic routing patterns.

The Company also provides permanent and temporary international private line services to customers for a number of applications. These applications generally involve establishing private, international point-to-point communications links for customers with high traffic volumes or special needs, such as greater security or route diversity. The Company has private line operating agreements with approximately 160 foreign correspondents. The Company is the carrier for some of the world's most critical communications links, including the Washington-Moscow hotline, the Nuclear Risk Reduction Committee and the NASA Space Program. The Company provides international private line services for a range of financial, airline, commercial and governmental communications networks.

WorldCom also provides switched voice and private line communications services over its own facilities and leased facilities in the United Kingdom and Sweden. In the fourth quarter of 1996, the Company received a license to provide facilities-based international services to and from the United Kingdom, Germany and France. The Company has also received authority to construct and operate a high capacity digital fiber optic submarine cable between the United States and the United Kingdom. The Company provides private line and closed user group voice and data services over its own facilities and leased facilities in Germany and France. The Company is building local facilities in Belgium and the Netherlands, and already provides services through affiliates in those countries, as well as in Ireland. The Company offers certain international services over leased facilities in Switzerland and other European countries, and in certain Asian markets including Japan and Hong Kong. Such operations are subject to certain risks including licensing requirements, changes in foreign government regulations and telecommunications standards, interconnection and leased line charges, taxes, fluctuating exchange rates, various trade barriers, and political and economic instability.

INTERNET. As a result of the MFS Merger, the Company now provides through its subsidiary, UUNET, a comprehensive range of Internet access options, applications and consulting services tailored to meet the needs of businesses and professionals. UUNET's solution has been designed to address many of the needs of businesses and professionals relating to Internet use. The UUNET solution is based upon UUNET's high performance, domestic and international network infrastructure designed specifically to provide reliable Internet connectivity to businesses with demanding throughput requirements.

UUNET makes available to customers a variety of products and services, including dedicated and dial-up Internet access, Web server hosting and content development services, client software and security products and training, all of which can be integrated by UUNET through its network integration and consulting services. UUNET enables Internet users to purchase access, applications and services, including integration services, through a single source. UUNET's products and services are supported by a technical staff that is highly experienced in Internet operations and services. UUNET's network operations center monitors traffic across UUNET's network 24 hours per day, seven days per week.

UUNET's primary Internet access options include (i) dedicated Internet access, with service ranging from high speed services (T-1 and above) for very large businesses with demanding throughput requirements to medium speed service via dedicated lines or frame-relay for small to mid-size businesses, and (ii) dial-up Internet access. These Internet access options are sold in the United States and in many foreign countries, and are also offered under varying names and different prices.

OTHER SERVICES. The Company offers a broad range of related services which enhance customer convenience, add value and provide additional revenue sources. Advanced "800" service offers features for caller and customer convenience, including a variety of call routing and call blocking options, customer reconfiguration, termination overflow to switched or dedicated lines, Dialed Number Identification Service (DNIS), real-time Automatic Number Identification
(ANI), and flexible after-hours call handling services. The Company's travel cards offer worldwide calling services, caller-friendly voice mail with message waiting signal, message storage and delivery, conference calling, personal greetings, speed dialing, customer deactivation and reactivation of cards, customer card, and private-label card options. The Company is also a market leader for the prepaid calling card which allows a purchaser to pay in advance for a specific number of long distance minutes. The prepaid calling card is successful in the collectors' market and continues to be a growing source of revenues for the Company.

The Company outsources the management of its broadcast operations, which provides satellite transmission and distribution of radio and television programming for major network, cable, syndication, pay-per-view, sports and special event programmers.

The Company also designs, installs, and integrates "turnkey" transmission facilities and communications networks primarily for international customers. Services provided include fixed customer premise earth stations, network management systems, system integration consulting and project management.

As a result of the MFS Merger, the Company also provides development, design and engineering, project management, construction and support of networks and systems to a range of third-party customers. It is an industry leader in the creation of advanced communication and transportation systems, through the integration of advanced technologies for telecommunications, transportation and security applications.

TRANSMISSION FACILITIES

Domestically, the Company owns one of four nationwide fiber optic networks in the country, consisting of more than 22,000 miles of fiber optic cable, fiber optic backbone and distribution rings, and microwave equipment with access to over 50,000 miles of additional fiber optic network through lease agreements with other carriers. The Company acquired the majority of this network through the purchase of WilTel, which owned a network of approximately 11,000 miles of fiber optic cable and digital microwave facilities with access to approximately 30,000 miles of additional fiber optic network through lease agreements with other carriers. For local service, the Company serves over 13,200 buildings in the United States and 928 buildings in six foreign countries are currently serviced either directly or through interconnection.

Deployed in approximately 41 business centers throughout the United States, Europe and the United Kingdom, the Company's local networks are constructed using ring topology. Transmission networks are based on either conventional asynchronous multiplexing or SONET ("Synchronous Optical Network") equipment. European networks are based on Synchronous Digital Hierarchy ("SDH") technology. Network backbones are installed in conduits owned by the Company or leased from third parties such as utilities, railroads, long distance carriers, state highway authorities, local governments and transit authorities. Lease arrangements are generally executed under multi-year terms with renewal options and are non- exclusive.

Buildings are connected to the Company's network using extensions (known as "laterals") which are then connected to a local distribution loop and ultimately to a high speed fiber backbone which originates and terminates at one of the Company's central nodes. To serve customers in buildings that are not located on the network, the Company utilizes leased T-1s or unbundled local loops obtained from the LECs. Transmission signals are generally sent through the network simultaneously on both primary and secondary paths thereby providing route diversity and disaster protection.

Most buildings served have a discrete Company presence (referred to as a "remote hub") located within the building. Company-owned internal building wiring connects the remote hub to the customer premises. Customer terminal equipment is connected to Company-provided electronic equipment generally located in the remote hub where ongoing customer transmission signals are digitized, combined and converted into optical signals for transport to the central node. Signals are then reconfigured and routed to their final destination.

Internationally, the Company owns fiber optic facilities on most major international undersea cable systems in the Pacific and Atlantic Ocean regions, providing fiber optic cable connections between the United States and the Pacific Rim and the United States and Europe. WorldCom also owns fiber optic cable for services to the Commonwealth of Independent States, Central America, South America and the Caribbean. The Company also owns and operates 15 international gateway satellite earth stations, which enable it to provide public switched and private line voice and data communications to and from locations throughout the World. Through the MFS Merger, the Company also provides international service by leasing submarine cable capacity from international carriers as well as taking ownership interests and obtaining indefeasible rights of use capacity on other submarine cables. The Company will continue to consider whether to purchase or lease submarine cable capacity on a case-by-case, site specific basis. In 1996, the Company received authority to construct and operate a high capacity digital fiber optic submarine cable between the United States and the United Kingdom and has begun construction.

The Company's ability to generate profits is largely dependent upon its ability to optimize the different types of transmission facilities used to process and complete calls. These facilities are complemented by a least cost routing plan which is accomplished through digital switching technology and network routing software. Calls can be routed over fixed cost transmission facilities or variable cost transmission facilities. Fixed cost facilities, including the Company's owned networks, are typically most cost effective for routes that carry high volumes of traffic. The Company's expansion has generally been to contiguous geographic areas which has enabled the Company to concentrate a significant portion of its traffic over fixed cost transmission facilities and thereby achieve an overall lower network cost. In addition, a variety of lease agreements for fixed and variable cost (usage sensitive) services ensure diversity in processing calls.

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

The Company currently has 14 domestic switches and 4 international local switches . The local switches are capable of providing both local and long distance call functions while the gateway switches have the specific purpose of transferring domestically originated calls to the rest of the world. It is the intention of the Company to deploy a number of additional switches in 1997 both in existing CAP service areas and in new markets not currently providing facilities-based switched local service.

In addition to the switching centers, the Company has a number of other network facility locations known as points of presence ("POPs"). These POPs allow the Company to concentrate customers' traffic at locations where the Company has not installed switching equipment. The traffic is carried to switching centers from POPs over the Company's digital transmission network.

The Company's ATM network utilizes the Company's intracity fiber connections to customers, Company-owned ATM switches and high capacity intercity fiber connections generally leased from other carriers. ATM is a recently commercialized switching and transmission technology based on encapsulation of information in short (53-byte) fixed-length packets or "cells." ATM switching was specifically developed to allow switching and transmission of mixed voice, data and video (sometimes referred to as "multimedia" information). In addition, certain characteristics of ATM switching allow switching information to be directly encoded in integrated circuitry rather than in software.

INTERNET NETWORK INFRASTRUCTURE

UUNET's Internet infrastructure is based on its own 45 Mbps, DS-3 leased line, frame relay-based network. This network infrastructure enables customers to access the Internet through dedicated lines or by placing a local telephone call (dial-up) through a modem to the nearest UUNET POP. Once connected, the customer's traffic is routed through UUNET's network to the desired Internet location, whether on UUNET's network or elsewhere on the Internet. As of December 1996, UUNET's network infrastructure allowed local access to users at 845 UUNET POPs, 516 of them outside of the United States.

In February 1997, WorldCom announced a $300 million expansion and upgrade plan for the UUNET network infrastructure. The plan involves migrating network backbone segments to support OC12 IP transmission, the highest speed currently available, and will more than quadruple the available capacity in terms of both backbone bandwidth and dial-up capacity.

RATES AND CHARGES

LONG DISTANCE AND LOCAL SERVICE. The Company charges switched customers on the basis of minutes or partial minutes of usage at rates that vary with the distance, duration and time of day of the call. For local service, customers are billed a fixed charge plus usage. The rates charged are not affected by the particular transmission facilities selected by the Company's network switching centers for transmission of the call. Additional discounts are available to customers who generate higher volumes of monthly usage.

Domestic and international business services are primarily billed in six-second increments; others are billed in partial minutes rounded to the next minute. Switched long distance and local services are billed in arrears, with monthly billing statements itemizing date, time, duration and charges; private line services are billed monthly in advance, with the invoice indicating the number of circuits and applicable rates.

The Company's rates are generally designed to be competitive with those charged by other long distance and local carriers. The rates offered by the Company may be adjusted in the future if other IXCs, LECs and CAPs continue to adjust their rates. Continued improvement in the domestic and international cost structures allows the Company to offer competitive rates while maintaining acceptable margins.

INTERNET ACCESS AND SERVICES. UUNET's Internet access options are sold in the United States and in many foreign countries for domestic Internet access. Prices vary, based on service type. Due to various factors, such as available telecommunications technology, foreign government regulation, and market demand, the service options offered outside of the United States by UUNET vary as to speed, price and suitability for various purposes.

MARKETING AND SALES

WorldCom markets its long distance services primarily through a direct sales force targeted at specific geographic markets. With the MFS Merger, the Company believes that it is positioned to offer a unique combination of local, long distance and international calling and Internet-based services sold by a combined sales force of over 2,500 people. WorldCom's sales force also provides advanced sales specialization for the data and international marketplaces, including domestic and international private line services.

In each of its geographic markets, the Company employs full service support teams that provide its customers with prompt and personal attention. With offices nationwide, WorldCom's localized management, sales and customer support are designed to engender a high degree of customer loyalty and service quality.

COMPETITION

Virtually all markets for telecommunications services are extremely competitive, and the Company expects that competition will intensify in the future. In each of the markets in which it offers telecommunications services, the Company faces significant competition from carriers with greater market share and financial resources. The Company competes domestically with incumbent providers which have historically dominated their local telecommunications markets, and long distance carriers, for the provision of long distance services. In certain markets, the incumbent provider offers both local and long distance services. The incumbent LECs presently have numerous advantages as a result of their historic monopoly control of the local exchange market. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. The Company also faces competition from one or more competitors in most markets in which it operates, including other CAPs operating fiber optic networks, in some cases in conjunction with the local cable television operator. Each of AT&T, MCI and Sprint has indicated its intention to offer local telecommunications services in major United States markets using its own facilities or by resale of the LECs' or other providers' services. Other potential competitors include foreign telephone companies, cable television companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users. In addition, the Company competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

In overseas markets, the Company competes with incumbent providers, many of which still have special regulatory status and the exclusive rights to provide certain services, and virtually all of which have historically dominated their local, domestic long distance and international services markets. These incumbent providers have numerous advantages including existing facilities, customer loyalty, and substantial financial resources. The Company also competes with other service providers in overseas markets, many of which are affiliated with incumbent providers in other countries. Typically, the Company must devote extensive resources to obtaining regulatory approvals necessary to operate in overseas markets, and then to obtaining access to and interconnection with the incumbent's network on a non- discriminatory basis.

For most of the Company's communications services, the factors critical to a customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and, in some cases, geography, and network size. WorldCom's objective is to be one of the most responsive service providers, particularly when providing customized communications services. WorldCom's array of communications facilities and international relationships, together with its engineering and operations capability, provide WorldCom with considerable flexibility in tailoring cost-effective communications services to meet its customers' requirements. Ownership of this network allows WorldCom to implement complex permanent and temporary communications circuits to and from virtually any location in the world. WorldCom relies on its decentralized management structure and the local orientation of its operations and personnel to distinguish itself from larger, less personalized operations. In addition, WorldCom's understanding of international telecommunications technical and regulatory issues has often allowed WorldCom to provide prompt solutions to the diverse communications needs of multinational corporations, government entities and other organizations. No assurance can be given, however, that the Company's strategies will be successful.

The Company may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber-optic networks, such as that of the Company, are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by the Company. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

Under the Telecom Act and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition, however, also establishes the predicate for the BOCs to provide in-region interexchange long distance services. The BOCs are currently allowed to offer certain "incidental" long distance service in-region and to offer out-of-region long distance services. Once the BOCs are allowed to offer in- region long distance services, they could be in a position to offer single source local and long distance service similar to those being offered by the Company. The Company expects that the increased competition made possible by regulatory reform could result in certain pricing and margin pressures in the domestic telecommunications services business.

The Company, through UUNET, also competes in the market for Internet access and on-line services. This market is also extremely competitive. The Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully in this market depends on a number of factors, including: market presence; the ability to execute a rapid expansion strategy; the capacity, reliability and security of its network infrastructure; ease of access to and navigation on the Internet; the pricing policies of its competitors and suppliers; the timing of the introduction of new products and services by the Company and its competitors; UUNET's ability to support industry standards; and industry and general economic trends. The success of the Company in this market will depend heavily upon UUNET's ability to provide high quality Internet connectivity and value-added Internet services at competitive prices.

The Company expects that all of the major on-line services providers and telecommunications companies will expand their current services to compete fully in the Internet access market. The Company believes that new competitors, including large computer hardware, software, media and other technology and telecommunications companies could enter the Internet access market, resulting in even greater competition for the Company. Certain companies, including America Online, AT&T, MCI, BBN Corporation and PSINet, Inc., have obtained or expanded their Internet access products and services as a result of acquisitions and strategic investments. Such acquisitions may permit UUNET's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. The Company expects these acquisitions and strategic investments to increase, thus creating significant new competitors for UUNET.

As UUNET continues to expand Internet operations outside of the United States, UUNET will be forced to compete with and buy services from government-owned or subsidized telecommunications providers, some of which may enjoy a monopoly on telecommunications services essential to its business. UUNET will also encounter competition from companies whose operating styles are substantially different from those that it usually experiences. For example, in the United Kingdom, the Company competes directly with: (1) telecommunications companies, such as British Telecommunications plc, Mercury Communications Limited and others; (2) other Internet access providers, such as Demon Internet Limited and EUnet GB Limited; and (3) on-line services providers, such as CompuServe, America Online/Bertelsmann, Microsoft and AT&T. These foreign competitors may also possess a better understanding of their local markets and may have better working relationships with local telecommunications companies. There can be no assurance that UUNET can obtain similar levels of local knowledge, and failure to obtain that knowledge could place UUNET at a competitive disadvantage.

REGULATION

GENERAL. The Company is subject to varying degrees of federal, state, local and overseas regulation. In the United States, the Company is most heavily regulated by the states, especially for the provision of local exchange services. The Company must be separately certified in each state to offer local exchange and intrastate long distance services. No state, however, subjects the Company to price cap or rate of return regulation, nor is the Company currently required to obtain FCC authorization for installation or operation of its fiber optic network facilities and switches used for domestic services. FCC approval is required, however, for the installation and operation of its international facilities and services. The Company is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business including authorization for the installation and operation of its network facilities. Although the trend in federal, state and overseas regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on the Company.

On February 8, 1996, President Clinton signed the Telecom Act which: permits, without limitation, the BOCs to provide domestic and international long distance services to customers located outside of the BOCs' home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the FCC that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in the manner in which carrier-to-carrier arrangements are regulated at the federal and state levels; procedures to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 8, 1996, the FCC released its FCC Interconnect Order which established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of the ILEC's retail services and unbundled network elements. Theses rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. WorldCom cannot predict the effect such legislation or the implementing regulations will have on it or the industry. Motions to stay implementation of the FCC Interconnect Order were filed with the FCC and federal courts of appeal. Appeals challenging, among other things, the validity of the FCC Interconnect Order were filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has stayed the pricing provisions of the FCC Interconnect Order. WorldCom cannot predict either the outcome of these challenges and appeals or the eventual effect on its business or the industry in general.

On December 24, 1996, the FCC released a Notice of Proposed Rulemaking ("NPRM") seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. The NPRM seeks comment on a number of proposals for a series of reforms to the existing switched access charge rate structure rules that are designed to eliminate economic inefficiencies. In addition, the FCC proposes to use, either alternatively or in combination, two approaches for addressing: claims that access charges are excessive; a transition to economic based pricing of access charges; and, deregulation of incumbent local exchange carriers as competition develops. The FCC is evaluating the use of either a market-based approach, a prescriptive approach or a combination of both. Such charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of this proceeding will have a material impact upon its financial position or results of operations.

In the NPRM, the FCC tentatively concluded that information services providers (including among others Internet service providers) should not be subject to existing interstate access charges. However, the FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional services and technologies. The FCC issued on December 24, 1996, a Notice of Inquiry to seek comment on whether it should, in addition to access charge reform, consider actions relating to interstate information services and the Internet. Changes in the regulatory environment relating to the telecommunications or Internet-related services industry could have an adverse effect on the Company's Internet-related services business. The Telecom Act may permit telecommunications companies, BOCs or others to increase the scope or reduce the cost of their Internet access services. The Company cannot predict the effect that the Notice of Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its business.

INTERNATIONAL. In December 1996, the FCC adopted a new policy that will make it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes.
In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that should have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in many foreign countries over the next several years. As a result of the WTO Agreement, WorldCom expects the FCC, among other things, to reexamine its policies regarding (i) the services that may be provided by foreign owned United States international common carriers, including carriers owned or controlled by foreign carriers that have market power in their home markets, and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes. Although the FCC's new flexible settlement rate policy, and the WTO Agreement and any ensuing FCC policy changes, may result in lower costs to the Company to terminate international traffic, there is a risk that the revenues that the Company receives from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of WorldCom, which may face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

The Company is or will be subject to the applicable laws and has obtained or will need to obtain the approval of the regulatory authority of each overseas country in which it provides or proposes to provide telecommunications services. The laws and regulatory requirements vary from country to country. Some countries have substantially deregulated various communications services, while other countries have maintained strict regulatory regimes. The application procedure to enter new markets can be time-consuming and costly, and terms of licenses vary for different countries. There can be no assurance that the Company will receive all authorizations or licenses necessary for new communications services or that delays in the licensing process will not adversely affect its business.

ALIEN OWNERSHIP. The Communications Act of 1934, as amended (the "Communications Act") prohibits any entity in which more than 20% of the capital stock is owned of record or voted by noncitizens or a foreign government or its representative from receiving or holding a common carrier radio transmission license (including microwave). The Communications Act also prohibits subsidiaries of any entity of which more than 25% of the capital stock is owned of record or voted by noncitizens from receiving or holding common carrier radio transmission licenses (including microwave), if the FCC finds that the public interest would be served by the refusal or revocation of the licenses under those circumstances. The Company's charter restricts aggregate beneficial ownership of the Common Stock by certain foreign shareholders to 20% of the total outstanding stock, and subjects excess shares to redemption.

RISK FACTORS

Prospective investors should carefully consider the following risk factors, together with the other information contained in this Form 10-K, in evaluating the Company and its business before purchasing its securities. In particular, prospective investors should note that this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

RISKS OF INCREASED FINANCIAL LEVERAGE; DEBT SERVICE, INTEREST RATE FLUCTUATIONS, POSSIBLE REDUCTION IN LIQUIDITY, DIVIDEND RESTRICTIONS AND OTHER RESTRICTIVE COVENANTS. At December 31, 1996, the Company had $4.80 billion of long-term debt (including capital leases and excluding current maturities) and a long-term debt to equity ratio of 0.37 to 1.0. On June 28, 1996, the Company replaced its then existing $3.41 billion credit facilities with a new $3.75 billion five- year revolving credit facility (the "Credit Facility"). The Credit Facility has a five-year term and bears interest, payable in varying periods, depending on the interest period, not to exceed six months, at rates selected by the Company under the terms of the Credit Facility including a Base Rate or the LIBOR, plus applicable margin. The applicable margin for a LIBOR rate borrowing varies from 0.35% to 0.875% based upon a specified financial test. The Credit Facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by WorldCom and restricts the payment of cash dividends to WorldCom's shareholders. The Credit Facility is also subject to an annual commitment fee not to exceed 0.25% of any unborrowed portion of the Credit Facility.

Increases in interest rates, economic downturns and other adverse developments, including factors beyond the Company's control, could impair its ability to service its indebtedness under the Credit Facility. In addition, the cash flow required to service the Company's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements. In addition, the Credit Facility restricts the payment of cash dividends and otherwise limits the Company's financial flexibility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company expects to experience increased capital intensity due to network expansions and believes that funding needs in excess of internally generated cash flow will be met by accessing the debt markets. The Company has filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (the "SEC") for the sale, from time to time, of one or more series of unsecured debt securities having an aggregate value of up to $3.0 billion. The Company expects to draw down a portion of the shelf registration in the first half of 1997 to pay down commercial bank debt but maintain increased credit availability and flexibility for capital spending.
No assurance can be given that any public financing will be available on terms acceptable to WorldCom.

ACQUISITION INTEGRATION. A major portion of the Company's growth in recent years has resulted from acquisitions, which involve certain operational and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management of the acquiror, while the acquiror continues to incur operating expenses to provide the services formerly provided by the acquired company. Financial risks involve the incurrence of indebtedness by the acquiror in order to effect the acquisition and the consequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute certain other interests of existing shareholders. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but such unexpected liabilities may nevertheless accompany acquisitions. There can be no assurance that the Company will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

Additionally, achieving the expected benefits of the MFS Merger will depend in part upon the integration of the businesses of WorldCom and MFS, together with UUNET, in an efficient manner, and there can be no assurance that this will occur. The transition to a combined company will require substantial attention from management. The diversion of management attention and any difficulties encountered in the transition process could have an adverse effect on the revenues and operating results of the combined company. In addition, the process of combining the three organizations could cause the interruption of, or a disruption in, the activities of any or all of the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that the Company will realize any of the anticipated benefits of the MFS Merger.

CONTINGENT LIABILITIES. WorldCom is subject to a number of legal and regulatory proceedings. While WorldCom believes that the probable outcome of these matters, or all of them combined, will not have a material adverse effect on WorldCom's consolidated results of operations or financial position, no assurance can be given that a contrary result will not be obtained. See Item 3
- "Legal Proceedings."

RISKS OF INTERNATIONAL BUSINESS. The Company derives substantial revenues by providing international communications services to United States commercial and carrier customers. Such operations are subject to certain risks such as changes in United States or foreign government regulatory policies, disruption, suspension or termination of operating agreements, and currency fluctuations. In particular, the Company's revenues and costs of sales are sensitive to changes in international settlement rates and international traffic routing patterns. The rates that the Company can charge its customers for international services may decrease in the future due to the entry of new carriers with substantial resources, aggressiveness on the part of new or existing carriers, the widespread resale of international private lines, the provision of international services via non-traditional means including the Internet, the consummation of mergers and joint ventures among large international carriers that facilitate targeted pricing and cost reductions, and the rapid growth of international circuit capacity due to the deployment of new undersea fiber optic cables and new high capacity satellite systems in the Atlantic, Pacific and Indian Ocean Regions.

RISKS OF OVERSEAS BUSINESS OPERATIONS. The Company derives substantial revenues from providing services to customers in overseas locations, particularly the United Kingdom and Germany. Such operations are subject to certain risks such as changes in the legal and regulatory policies of the foreign jurisdiction, local political and economic developments, currency fluctuations, exchange controls, royalty and tax increases, retroactive tax claims, expropriation, and import and export regulations and other laws and policies of the United States affecting foreign trade, investment and taxation. In addition, in the event of any dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. WorldCom may also be hindered or prevented from enforcing its rights with respect to foreign governments because of the doctrine of sovereign immunity.

There can be no assurance that the laws, regulations or administrative practices of foreign countries relating to WorldCom's ability to do business in that country will not change. Any such change could have a material adverse effect on the business and financial condition of WorldCom.

DEPENDENCE ON AVAILABILITY OF TRANSMISSION FACILITIES. The future profitability of the Company will be dependent in part on its ability to utilize transmission facilities leased from others on a cost-effective basis. The acquisitions of MFS, WilTel and IDB have reduced the leasing risk through the ownership of significant domestic and international facilities, however, due to the possibility of unforeseen changes in industry conditions, the continued availability of leased transmission facilities at historical rates cannot be assured. See "Item 1 - Business - Transmission Facilities."

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE UPON PRODUCT DEVELOPMENT. The telecommunications industry is subject to rapid and significant changes in technology. While WorldCom does not believe that, for the foreseeable future, these changes will either materially or adversely affect the continued use of fiber optic cable or materially hinder its ability to acquire necessary technologies, the effect of technological changes, including changes relating to emerging wireline and wireless transmission and switching technologies, on the businesses of WorldCom cannot be predicted.

The market for the UUNET's Internet-related products and services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that UUNET will successfully identify new product and service opportunities and develop and bring new products and services to market in a timely manner. UUNET is also at risk from fundamental changes in the way Internet access services are marketed and delivered. UUNET's Internet service strategy assumes that the Transmission Control Protocol/Internet Protocol ("TCP/IP"), utilizing fiber optic or copper-based telecommunications infrastructures, will continue to be the primary protocol and transport infrastructure for Internet-related services. Emerging transport alternatives include cable modems and satellite delivery of Internet information; alternative open protocol and proprietary protocol standards have been or are being developed. UUNET's pursuit of necessary technological advances may require substantial time and expense, and there can be no assurance that UUNET will succeed in adapting its Internet services business to alternate access devices, conduits and protocols.

REGULATION RISKS. The Company is subject to extensive regulation at the federal and state levels, as well as in various foreign countries in connection with certain overseas business activities. The regulatory environment varies substantially by jurisdiction.

The Company is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company is most heavily regulated by the states, especially for the provision of local exchange services. The Company must be separately certified in each state to offer local exchange and intrastate long distance services. No state, however, subjects the Company to price cap or rate of return regulation, nor is the Company currently required to obtain FCC authorization for installation or operation of its network facilities used for domestic services. FCC approval is required, however, for the installation and operation of its international facilities and services. The Company is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business including authorization for the installation and operation of its network facilities. Although the trend in federal, state, local and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States and abroad would not have a material adverse effect on the Company.

On February 8, 1996, President Clinton signed the Telecom Act which: permits, without limitation, the BOCs to provide domestic and international long distance services to customers located outside of the BOCs' home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the FCC that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in the manner in which carrier-to-carrier arrangements are regulated at the federal and state levels; procedures to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 8, 1996, the FCC released its FCC Interconnect Order which established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the ILECs, resale of the ILEC's retail services and unbundled network elements. Theses rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. WorldCom cannot predict the effect such legislation or the implementing regulations will have on it or the industry. Motions to stay implementation of the FCC Interconnect Order were filed with the FCC and federal courts of appeal. Appeals challenging, among other things, the validity of the FCC Interconnect Order were filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has stayed the pricing provisions of the FCC

Interconnect Order. WorldCom cannot predict either the outcome of these challenges and appeals or the eventual effect on its business or the industry in general.

On December 24, 1996, the FCC released the NPRM seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. The NPRM seeks comment on a number of proposals for a series of reforms to the existing switched access charge rate structure rules that are designed to eliminate economic inefficiencies. In addition, the FCC proposes to use, either alternatively or in combination, two approaches for addressing: claims that access charges are excessive; a transition to economic based pricing of access charges; and, for deregulation of incumbent local exchange carriers as competition develops. The FCC is evaluating the use of either a market-based approach, a prescriptive approach or a combination of both. Such charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of this proceeding will have a material impact upon its financial position or results of operations.

In the NPRM, the FCC tentatively concluded that information services providers (including among others Internet service providers) should not be subject to existing interstate access charges. However, the FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional services and technologies. The FCC issued on December 24, 1996, a Notice of Inquiry to seek comment on whether it should, in addition to access charge reform, consider actions relating to interstate information services and the Internet. Changes in the regulatory environment relating to the telecommunications or Internet-related services industry could have an adverse effect on the Company's Internet-related services business. The Telecom Act may permit telecommunications companies, BOCs or others to increase the scope or reduce the cost of their Internet access services. The Company cannot predict the effect that the Notice of Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its business.

In December 1996, the FCC adopted a new policy that will make it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes. In February
1997, the United States entered into a WTO Agreement that should have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. As a result of the WTO Agreement, WorldCom expects the FCC, among other things, to reexamine its policies regarding (i) the services that may be provided by foreign owned United States international common carriers, including carriers owned or controlled by foreign carriers that have market power in their home markets, and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes. Although the FCC's new flexible settlement rate policy, and the WTO Agreement and any ensuing FCC policy changes, may result in lower costs to the Company to terminate international traffic, there is a risk that the revenues that the Company receives from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to- end services to the disadvantage of WorldCom, which may face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

The Company is or will be subject to the applicable laws and has obtained or will need to obtain the approval of the regulatory authority of each overseas country in which it provides or proposes to provide telecommunications services. The laws and regulatory requirements vary from country to country. Some countries have substantially deregulated various communications services, while other countries have maintained strict regulatory regimes. The application procedure to enter new markets can be time-consuming and costly, and terms of licenses vary for different countries. There can be no assurance that the Company will receive all authorizations or licenses necessary for new communications services or that delays in the licensing process will not adversely affect its business.

COMPETITION. Virtually all markets for telecommunications services are extremely competitive, and the Company expects that competition will intensify in the future. In each of the markets in which it offers telecommunications services, the Company faces significant competition from carriers with greater market share and financial resources. The Company competes domestically with incumbent providers, which have historically dominated their local telecommunications markets, and long distance carriers, for the provision of long distance services. In certain markets the incumbent provider offers both local and long distance services. The incumbent LECs presently have numerous advantages as a result of their historic monopoly control of the local exchange market. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. The Company also faces competition from one or more competitors in most markets in which it operates, including CAPs operating fiber optic networks, in some cases in conjunction with the local cable television operator. Each of AT&T, MCI and Sprint has indicated its intention to offer local telecommunications services in major United States markets using its own facilities or by resale of the LECs' or other providers' services. Other potential competitors include foreign telephone companies, cable television companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users. In addition, the Company competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

In overseas markets, the Company competes with incumbent providers, many of which still have special regulatory status and the exclusive rights to provide certain services, and virtually all of which have historically dominated their local, domestic long distance and international services markets. These incumbent providers have numerous advantages including existing facilities, customer loyalty, and substantial financial resources. The Company also competes with other service providers in overseas markets, many of which are affiliated with incumbent providers in other countries. Typically, the Company must devote extensive resources to obtaining regulatory approvals necessary to operate in overseas markets, and then to obtaining access to and interconnection with the incumbent's network on a non- discriminatory basis.

For most of the Company's communications services, the factors critical to a customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and, in some cases, geography, and network size. WorldCom's objective is to be one of the most responsive service providers, particularly when providing customized communications services. WorldCom's array of communications facilities and international relationships, together with its engineering and operations capability, provide WorldCom with considerable flexibility in tailoring cost-effective communications services to meet its customers' requirements. Ownership of this network allows WorldCom to implement complex permanent and temporary communications circuits to and from virtually any location in the world. WorldCom relies on its decentralized management structure and the local orientation of its operations and personnel to distinguish itself from larger, less personalized operations. In addition, WorldCom's understanding of international telecommunications technical and regulatory issues has often allowed WorldCom to provide prompt solutions to the diverse communications needs of multinational corporations, government entities and other organizations. No assurance can be given, however, that the Company's strategies will be successful.

The Company may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber-optic networks, such as that of the Company, are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by the Company. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

Under the Telecom Act and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition, however, also establishes the predicate for the BOCs to provide in-region interexchange long distance services. The BOCs are currently allowed to offer certain "incidental" long distance service in-region and to offer out-of-region long distance services. Once the BOCs are allowed to offer in- region long distance services, they could be in a position to offer single source local and long distance service similar to that being offered by the Company. The Company expects that the increased competition made possible by regulatory reform will result in certain pricing and margin pressures in the domestic telecommunications services business.

The Company, through UUNET, also competes in the market for data communications services, including Internet access and on-line services. This market is also extremely competitive. The Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully in this market depends on a number of factors, including: market presence; the ability to execute a rapid expansion strategy; the capacity, reliability and security of its network infrastructure; ease of access to and navigation on the Internet; the pricing policies of its competitors and suppliers; the timing of the introduction of new products and services by the Company and its competitors; UUNET's ability to support industry standards; and industry and general economic trends. The success of the Company in this market will depend heavily upon UUNET's ability to provide high quality Internet connectivity and value-added Internet services at competitive prices.

The Company expects that all of the major on-line services providers and telecommunications companies will expand their current services to compete fully in the Internet access market. The Company believes that new competitors, including large computer hardware, software, media and other technology and telecommunications companies will enter the Internet access market, resulting in even greater competition for UUNET. Certain companies, including America Online, AT&T, MCI, BBN Corporation and PSINet, Inc., have obtained or expanded their Internet access products and services as a result of acquisitions and strategic investments. Such acquisitions may permit UUNET's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. UUNET expects these acquisitions and strategic investments to increase, thus creating significant new competitors to UUNET.

As UUNET continues to expand Internet operations outside of the United States, UUNET will be forced to compete with and buy services from government-owned or subsidized telecommunications providers, some of which may enjoy an absolute monopoly on telecommunications services essential to its business. UUNET will also encounter competition from companies whose operating styles are substantially different from those that it usually experiences. For example, in the United Kingdom, the Company competes directly with: (1) telecommunications companies, such as British Telecommunications plc, Mercury Communications Limited and others; (2) other Internet access providers, such as Demon Internet Limited and EUnet GB Limited; and (3) on-line services providers, such as CompuServe, America Online/Bertelsmann, Microsoft and AT&T. These foreign competitors may also possess a better understanding of their local markets and may have better working relationships with local telecommunications companies. There can be no assurance that UUNET can obtain similar levels of local knowledge, and failure to obtain that knowledge could place UUNET at a serious competitive disadvantage.

POTENTIAL LIABILITY OF ON-LINE SERVICE PROVIDERS. The law in the United States relating to the liability of on-line service providers and Internet access providers for information carried on, disseminated through or hosted on their systems is currently unsettled. Several private lawsuits seeking to impose such liability are currently pending. In one case brought against an Internet access provider, Religious Technology Center v. Netcom On-Line Communication Services, Inc., the United States District Court for the Northern District of California ruled in a preliminary phase that under certain circumstances Internet access providers could be held liable for copyright infringement. The case has been settled by the parties. The Telecom Act prohibits and imposes criminal penalties and civil liability for using an interactive computer service for transmitting certain types of information and content, such as indecent or obscene communications. On June 12, 1996, however, a panel of three federal judges granted a preliminary injunction barring enforcement of this portion of the Telecom Act to the extent that enforcement is based upon allegations other than obscenity or child pornography as an impermissible restriction on the First Amendment's right of free speech. In addition, the United States Congress in consultation with the United States Patent and Trademark Office and the Administration's National Information Infrastructure Task Force, is currently considering legislation to address the liability of on-line service providers and Internet access providers, and numerous states have adopted or are currently considering similar types of legislation. The imposition upon Internet access providers of potential liability for materials carried on or disseminated through their systems could require UUNET to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. The Company believes that it is currently unsettled whether the Telecom Act prohibits and imposes liability for any services provided by UUNET should the content or information transmitted be subject to the statute.

The law relating to the liability of on-line service providers and Internet access providers in relation to information carried, disseminated or hosted also is being discussed by the World Intellectual Property Organization in the context of ongoing consideration of updating existing, and adopting new, international copyright treaties. Similar developments are ongoing in the United Kingdom and other jurisdictions. The scope of authority of various regulatory bodies in relation to on-line services is at present uncertain. The Office of Telecommunications in the United Kingdom has recently published a consultative document setting out a number of issues for discussion, including the roles of traditional telecommunications and broadcasting regulators with respect to on-line services. The Securities Investment Board in the United Kingdom is investigating the status of on-line services and the transmission of investment information over networks controlled by access providers. Such transmissions may make an access provider liable for any violation of securities and other financial services legislation and regulations. Decisions regarding regulation, enforcement, content liability and the availability of Internet access in other countries may significantly affect the ability to offer certain services worldwide and the development and profitability of companies offering Internet and on- line services in the future. For example, an Internet access provider that competes with UUNET removed certain content from its services worldwide in reaction to law enforcement activities in Germany, and it has been reported that an Internet access provider in Germany has been advised by prosecutors that it may have liability for disseminating neo- Nazi writings by providing access to the Internet where these materials are available.

The increased attention focused upon liability issues as a result of these lawsuits, legislation and legislative proposals could affect the growth of Internet use. Any costs incurred as a result of liability or asserted liability for information carried on or disseminated through its systems could have a material adverse effect on the business, financial condition and results of operations of UUNET.

DEPENDENCE UPON NETWORK INFRASTRUCTURE; RISK OF SYSTEM FAILURE; SECURITY RISKS. The success of the Company in marketing its services to business and government users requires that the Company provide superior reliability, capacity and security via its network infrastructures. These networks are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors, certain of which have caused, and will continue to cause, interruptions in service or reduced capacity for the customers of such company. Similarly, UUNET's business relies on the availability of its network infrastructure for the provision of Internet access services. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on the Company's business, financial condition and results of operations.

ANTI-TAKEOVER PROVISIONS. The Second Amended and Restated Articles of Incorporation of WorldCom contain provisions (a) requiring a 70% vote for approval of certain business combinations with certain 10% shareholders unless approved by a majority of the continuing Board of Directors or unless certain minimum price, procedural and other requirements are met; (b) restricting aggregate beneficial ownership of the capital stock of WorldCom by foreign shareholders to 20% of the total outstanding capital stock, and subjecting excess shares to redemption, and (c) authorizing the WorldCom Board of Directors to issue preferred stock in one or more classes without any action on the part of shareholders. In addition, WorldCom has adopted a rights plan (the "WorldCom Rights Plan") and in connection therewith entered into the Rights Agreement between WorldCom and The Bank of New York, as Rights Agent, dated as of August 25, 1996 (the "WorldCom Rights Agreement"), which will cause substantial dilution to a person or group that attempts to acquire WorldCom on terms not approved by the WorldCom Board of Directors. Further, WorldCom's Bylaws (a) contain requirements regarding advance notice of nomination of directors by shareholders and (b) restrict the calling of special meetings by shareholders to those owning shares representing not less than 40% of the votes to be cast. These provisions, including the WorldCom Rights Plan, may have an "anti-takeover" effect.

EMPLOYEES

As of March 3, 1997, the Company employed approximately 13,000 full-time persons. Substantially all of the Company's employees are not represented by any labor union.


ITEM 2.     PROPERTIES

The tangible assets of the Company include a substantial investment in telecommunications equipment. The aggregate value of the Company's transmission equipment and communications equipment was $2.37 billion and $1.30 billion, respectively, at December 31, 1996. Approximately $2.5 billion is currently anticipated for transmission and communications equipment purchases in 1997 without regard to possible future acquisitions, if any.

The Company's rights-of-way for its fiber optic cable and 172 tower microwave transmission network are typically held under leases, easements, licenses or governmental permits. All other major equipment and physical facilities are owned in fee and are operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on or across properties owned by others.

WilTel has sold to independent entities and leased back its microwave system and its Kansas City to Los Angeles fiber optic system over primary lease terms ranging from 15 to 20 years. The leases have renewal options permitting WilTel to extend the leases for terms expiring during the years 2012 to 2019 and purchase options based upon the fair market value at the time of purchase.

The Company leases space for sales office and/or administrative facilities, collector node, collocation sites, general storage space, and equipment rooms for switches and other peripheral equipment. Such leased properties do not lend themselves to description by character or location. The Company's fiber optic network includes aerial and underground cable and conduit which is located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to governmental consent or lease, permit, easement or other agreement.

The Company attempts to structure its leases of space for its network switching centers and rights-of-way for its fiber optic network with initial terms and renewal options so that the risk of relocation is minimized. The Company anticipates that prior to termination of any of the leases, it will be able to renew such leases or make other suitable arrangements.

WorldCom believes that all of its facilities and equipment are in good condition and are suitable for their intended purposes.

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

The United States Attorney's Office for the Central District of California (the "United States Attorney's Office") issued grand jury subpoenas to IDB and WorldCom in 1994 and 1995 seeking documents relating to IDB's first quarter of 1994 results, the resignation of Deloitte & Touche LLP as IDB's auditors, trading in IDB securities and other matters. In October 1996, the United States Attorney's Office entered into an agreement with WorldCom not to criminally prosecute IDB with respect to IDB's financial reporting on or before January 1, 1995 (including but not limited to the resignation of Deloitte & Touche LLP), trading in IDB securities, misuse of IDB's assets, attempts to obstruct the proceedings of the SEC and other matters. The agreement does not cover potential violations of the federal tax code and is expressly contingent upon the cooperation of IDB and WorldCom with the United States Attorney's Office, the Federal Bureau of Investigation and any other federal law enforcement agency, including the SEC.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 20, 1996, the Company held a Special Meeting of Shareholders for the purpose of:

       1. considering and voting upon a proposal to approve the issuance of WorldCom capital stock to shareholders of MFS in connection with the MFS Merger;

       2. considering and voting upon a proposal to amend WorldCom's Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of WorldCom Common Stock from 750,000,000 to 2,500,000,000; and

       3. voting upon a proposal to adjourn the Special Meeting to allow for additional solicitation of shareholder proxies or votes in the event that the number of proxies or votes sufficient to obtain a quorum or to approve Proposal 1 and Proposal 2 has not been received by the date of the Special Meeting.

The tabulation of the voting is as follows:

                                                                                      ABSTENTIONS AND
                                                       FOR            AGAINST         BROKER NON-VOTES
                                                       ---            -------         ----------------
Issuance of capital stock to MFS shareholders       277,852,901        2,436,764               809,100
Increase in Common Stock                            281,799,677        4,074,816               831,497
Additional solicitation of shareholder proxies      235,593,385       46,680,392             1,164,801


                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS

The shares of Common Stock are quoted on the Nasdaq National Market. On May 25, 1995, the Company changed its name to WorldCom, Inc. and the Common Stock trading symbol became WCOM. Prior to the name change, the Company's Common Stock was traded on the Nasdaq National Market under the trading symbol LDDS. The following table sets forth the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market based on published financial sources, for the periods indicated.

                              HIGH          LOW
                              ----          ---
1995
----
  First Quarter               $13.13        $ 9.56
  Second Quarter               13.69         11.56
  Third Quarter                17.06         13.38
  Fourth Quarter               17.94         14.88


                              HIGH          LOW
                              ----          ---
1996
----
  First Quarter               $23.31        $16.25
  Second Quarter               27.72         21.31
  Third Quarter                28.88         18.38
  Fourth Quarter               26.13         21.00

As of March 3, 1997, there were 891,860,640 shares of Common Stock issued and outstanding held by 8,754 shareholders of record.

The Company has never paid cash dividends on its Common Stock. The policy of the Company's Board of Directors has been to retain earnings to provide funds for the operation and expansion of its business. Also, the Company's Credit Facility restricts the payment of cash dividends on its Common Stock. See Note 4 of Notes to Consolidated Financial Statements.

PREFERRED STOCK

In connection with the MFS Merger, the Company issued 9,499,200 depositary shares (the "Depositary Shares"), each representing 1/100th interest in a share of WorldCom Series A Preferred Stock. There is no established public trading market for the WorldCom Series A Preferred Stock. The Depositary Shares are traded on the Nasdaq National Market under the trading symbol "WCOMP." As of March 3, 1997, there were 9,499,200 Depositary Shares issued and outstanding held by one shareholder of record.

Each Depositary Share is mandatorily convertible into 4.2 shares of Common Stock on May 31, 1999. The Depositary Shares are also redeemable at the option of the Company in exchange for shares of Common Stock on or after May 31, 1998 at a ratio that will vary depending upon certain factors, including the date of redemption, the market price of the Common Stock at the time of redemption and the amount of accrued and unpaid dividends. The Depositary Shares are also convertible at the option of the holder at any time into 3.44274 shares of Common Stock for each Depositary Share, plus unpaid dividends.

The Depositary Shares are entitled to receive dividends, when, as and if declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of Common Stock, at the election of the Company. The Company paid the initial dividend on February 28, 1997 in cash and expects to continue to pay cash dividends on the WorldCom Series A Preferred Stock.

The Depositary Shares are entitled to vote on the basis of 0.10 of a vote for each Depositary Share held (equivalent to 10 votes for each share of WorldCom Series A Preferred Stock). The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the sum of (a) $3,350 per share and (b) all accrued and unpaid dividends thereon to the date of liquidation and (ii) the value of the shares of Common Stock into which such Series A Preferred Stock are convertible on the date of liquidation.

The WorldCom Series B Preferred Stock is convertible into shares of Common Stock at any time at a conversion rate of 0.0973912 shares of Common Stock for each share of WorldCom Series B Preferred Stock (an effective initial conversion price of $10.268 per share of Common Stock). Dividends on the WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of Common Stock at the Company's election.

The WorldCom Series B Preferred Stock is also redeemable at the option of the Company at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends. The redemption price will be payable in cash or shares of the Common Stock at the Company's election.

The WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation. As of March 3, 1997, there were 12,675,598 shares of WorldCom Series B Preferred Stock outstanding held by 1,166 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

On July 10, 1996, 200,000 shares of Common Stock were issued to Jump, Inc. upon exercise of an option to purchase an aggregate of 2,000,000 shares of Common Stock granted by the Company in July 1995. The exercise price under the option was $14.8125 per share, which was the price per share of the Common Stock on the date of the grant. Such option was granted pursuant to an agreement under which an affiliate of Jump, Inc. provided certain marketing and promotional services to the Company. The option has a term of ten years with a vesting schedule of 200,000 per year.

On July 24, 1996, in connection with its acquisition of Choice Communications, Inc. ("Choice"), the Company issued to certain former shareholders and related entities of Choice 1,123,955 shares of Common Stock. The Company also issued to certain of such shareholders, in connection with this acquisition, options to purchase 30,916 shares of Common Stock, in exchange for certain outstanding options to purchase common stock of Choice. The options issued in such exchange, which are currently exercisable, permit the holders to purchase 30,916 shares of Common Stock at an exercise price of $7.44 per share and expire December 1, 2004. Such options may be exercised in whole or in part at any time during such period.

On August 23, 1996, in connection with its acquisition of certain assets of Target Telecom, Incorporated ("Target"), the Company issued to Target 934,050 shares of Common Stock. Such shares were subsequently distributed by Target to its sole shareholder.

The above-referenced shares of Common stock and options to purchase Common Stock were issued and granted by WorldCom without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof and Rule 506 thereunder based on, among other factors, the lack of general solicitation or general advertising in connection with the issuance and grant, the number of the recipients of the Common Stock and options, the level of sophistication and financial resources of these recipients, and the information available to these recipients.


ITEM 6.    SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended December 31, 1996. The historical financial data as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995, and 1994 have been derived from the historical financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this document.

                                                        YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                1996             1995           1994          1993             1992
                                ------           ------        -------      ----------       ----------
                                              (In thousands, except ratios and per share data)

Operating Results:
  Revenues                      $  4,485,130      $3,696,345   $2,245,663       $1,474,257       $948,060
  Operating income (loss)         (1,844,094)        675,144       66,528          238,833         51,983
  Income (loss) before
   extraordinary item             (2,188,944)        266,271      (124,013)        124,321          8,344
  Extraordinary item                 (24,434)            -             -            (7,949)        (5,800)
  Net income (loss)               (2,213,378)        266,271      (124,013)        116,372          2,544
  Preferred dividend
    requirement                          860          33,191       27,766           11,683          2,112

Earnings (loss) per common share:
  Income (loss)
  before extraordinary item --
  Primary                              (5.50)           0.64        (0.48)            0.41           0.03
  Fully diluted                        (5.50)           0.64        (0.48)            0.40           0.03

  Net income (loss)--
  Primary                              (5.56)           0.64        (0.48)            0.38           0.00
  Fully diluted                        (5.56)           0.64        (0.48)            0.37           0.00

Weighted average shares --
    Primary                          397,890         386,898      315,610          275,854        225,306
    Fully diluted                    397,890         402,990      315,610          281,592        226,106

Financial position:
  Total assets                  $ 19,861,977      $6,656,629  $ 3,441,474      $ 3,236,718    $ 1,241,278
  Long-term debt                   4,803,581       3,391,598      794,001          730,023        448,496
  Shareholders' investment        12,959,976       2,187,681    1,827,410        1,911,800        478,823

                                                       YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                        1996      1995           1994          1993             1992
                                       ------    ------        -------      ----------       ----------
                                              (In thousands, except ratios and per share data)

Ratio of earnings to combined
  fixed charges and preferred
  stock dividends                        N/A      2.31:1          0.10:1        4.14:1          1.40:1

Deficiency of earnings to
  combined fixed charges
  and preferred stock
  dividends                       $(2,067,851)    $   -        $ (80,363)      $     -          $    -

NOTES TO SELECTED FINANCIAL DATA:

(1) On December 31, 1996, WorldCom completed the MFS Merger. The MFS Merger is being accounted for as a purchase; accordingly, the operating results for MFS are not reflected above and will be included from the date of acquisition.

(2) Results for 1996 include a $2.14 billion charge for in-process research and development related to the MFS Merger. The charge is based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the Merger. The expense includes $1.6 billion associated with UUNET and $0.54 billion related to MFS.

           Additionally, 1996 results include other after-tax charges of $121.0 million for employee severance, employee compensation charges, alignment charges, and costs to exit unfavorable telecommunications contracts and $343.5 million after-tax write-down of operating assets within the Company's non-core businesses. On a pre-tax basis, these charges totaled $600.1 million.

(3) In 1995, Metromedia converted its Series 1 Preferred Stock into Common Stock, exercised warrants to acquire Common Stock and immediately sold its position of 61,699,096 shares of Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

(4) As a result of the IDB Merger and the ATC Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate personnel, physical facilities and service capacity, to abandon certain products and marketing activities, and to take further advantage of the synergies available to the combined entities. Also, during the fourth quarter of 1993, plans were approved to reduce IDB's cost structure and to improve productivity. Accordingly, in 1994, 1993 and 1992, the Company charged to operations the estimated costs of such reorganization and restructuring activities, including employee severance, physical facility abandonment and duplicate service capacity. These costs totaled $43.7 million in 1994, $5.9 million in 1993 and $79.8 million in 1992.

           Also, during 1994 and 1992, the Company incurred direct merger costs of $15.0 million and $7.3 million, respectively, related to the IDB Merger (in 1994) and the ATC Merger (in 1992). These costs include professional fees, proxy solicitation costs, travel and related expenses and certain other direct costs attributable to these mergers.

(5) In connection with certain debt refinancing, the Company recognized in 1996, 1993 and 1992 extraordinary items of approximately $4.2 million, $7.9 million and $5.8 million, respectively, net of taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees. Additionally, in 1996 the Company recorded an extraordinary item of $20.2 million, net of taxes, related to a write-off of deferred international costs. See Note 1 and Note 4 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (6) Long-term debt as of December 31, 1995 includes $1.1 billion related to the Company's previous credit facilities which were classified as a current maturity on the December 31, 1995 balance sheet. In June 1996, WorldCom replaced its then existing $3.41 billion credit facilities with a new $3.75 billion revolving credit facility with no reduction of principal for five years.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1996 after giving effect to the IDB Merger, which was accounted for as a pooling-of- interests. This information should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

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

As a result of the MFS Merger on December 31, 1996, each share of MFS common stock was converted into the right to receive 2.1 shares of WorldCom Common Stock or approximately 471.0 million WorldCom common shares in the aggregate. Each share of MFS Series A Preferred Stock was converted into the right to receive one share of WorldCom Series A Preferred Stock or 94,922 shares in the aggregate. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of WorldCom Series B Convertible Preferred Stock or approximately 12.7 million shares in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of WorldCom Series A Preferred Stock.

Upon effectiveness of the MFS Merger, the then outstanding and unexercised options and warrants exercisable for shares of MFS common stock were converted into options and warrants, respectively, exercisable for shares of Common Stock having substantially the same terms and conditions as the MFS options and warrants, except that (i) the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.1 and (ii) the holders of each then outstanding and unexercised MFS "Shareworks Plus Award" granted under the MFS 1993 Stock Plan instead received the cash value of such option in accordance with the terms of such plan.

MFS provides telecommunications services and systems for business and government customers. MFS is a leading provider of alternative local network access facilities via digital fiber optic cable networks that it has installed in and around approximately 41 United States cities, and in several major European cities. MFS also provides domestic and international long distance telecommunications services via its network platform, which consists of MFS-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe. The MFS Merger is being accounted for as a purchase; accordingly, the operating results of MFS are not reflected in the Company's results of operations and will be included from the acquisition date.

On August 12, 1996, MFS completed the UUNET Acquisition. UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and consulting services to businesses, professionals and on-line services providers. UUNET provides both dedicated and dial-up Internet access, and other applications and services which include Web server hosting and integration services, client software and security products, training, and network integration and consulting services.

The MFS Merger has allowed the Company to take advantage of the congressional intent behind the Telecom Act and the FCC Interconnect Order by bringing together the leading growth companies from four key telecom industry segments: long distance, local, Internet and international. The Company believes that the MFS Merger enhances the combined entity's opportunities for future growth, creates a stronger competitor in the changing telecommunications industry, allows provision of end-to-end bundled services over a global network, and provides the opportunity for significant cost savings for the combined organization.

On January 5, 1995, the Company completed the WilTel Acquisition for approximately $2.5 billion in cash. Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities.

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

On February 8, 1996, President Clinton signed the Telecom Act which permits, without limitations, the BOCs to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the FCC that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

In the FCC Interconnect Order, which was released on August 8, 1996, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the ILEC, resale of the ILEC's retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. Motions to stay implementation of the FCC Interconnect Order have been filed with the FCC and federal courts of appeal. Appeals challenging, among other things, the validity of the FCC Interconnect Order were filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has stayed the pricing provisions of the FCC Interconnect Order. The Circuit Justice of the Supreme Court has declined to review the propriety of the stay. The Company cannot predict either the outcome of these challenges and appeals or the eventual effect on its business or the industry in general.

On December 24, 1996, the FCC released the NPRM seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. The NPRM seeks comment on a number of proposals for a series of reforms to the existing switched access charge rate structure rules that are designed to eliminate economic inefficiencies. In addition, the FCC proposes to use, either alternatively or in combination, two approaches for addressing: claims that access charges are excessive; a transition to economic based pricing of access charges; and, for deregulation of incumbent local exchange carriers as competition develops. The FCC is evaluating the use of either a market-based approach, a prescriptive approach or a combination of both. Such charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of this proceeding will have a material impact upon its financial position or results of operations.

In the NPRM, the FCC tentatively concluded that information services providers (including among others Internet service providers) should not be subject to existing interstate access charges. However, the FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional services and technologies. The FCC issued on December 24, 1996, a Notice of Inquiry to seek comment on whether it should, in addition to access charge reform, consider actions relating to interstate information services and the Internet. Changes in the regulatory environment relating to the telecommunications or Internet-related services industry could have an adverse effect on the Company's Internet-related services business. The Telecom Act may permit telecommunications companies, BOCs or others to increase the scope or reduce the cost of their Internet access services. The Company cannot predict the effect that the Notice of Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its business.

In December 1996, the FCC adopted a new policy that will make it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes. In February 1997, the United States entered into a WTO Agreement that should have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in many foreign countries over the next several years. As a result of the WTO Agreement, WorldCom expects the FCC, among other things, to reexamine its policies regarding (i) the services that may be provided by foreign owned United States international common carriers, including carriers owned or controlled by foreign carriers that have market power in their home markets, and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes. Although the FCC's new flexible settlement rate policy, and the WTO Agreement and any ensuing FCC policy changes, may result in lower costs to the Company to terminate international traffic, there is a risk that the revenues that the Company receives from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of WorldCom, which may face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                                        1996         1995         1994
                                                                        ----         ----         ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%     100.0%       100.0%

Line costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54.8       54.9         65.3
Selling, general and administrative . . . . . . . . . . . . . . . .      18.5       18.3         19.7
Depreciation and amortization . . . . . . . . . . . . . . . . . . .       6.7        8.5          7.3
Direct merger costs, restructuring and other charges  . . . . . . .      13.4         -           4.7
Charge for in-process research and development  . . . . . . . . . .      47.7         -            -
                                                                        -----     ------       ------
Operating income (loss):  . . . . . . . . . . . . . . . . . . . . .     (41.1)      18.3          3.0
Other income (expense):
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . .      (4.9)      (6.7)        (2.1)
    Shareholder litigation settlement . . . . . . . . . . . . . . .        -          -          (3.4)
    Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . .       0.1        0.3          0.3
                                                                         ----       ----         ----
Income (loss) before income taxes and extraordinary item  . . . . .     (45.9)      11.9         (2.2)
Provision for income taxes  . . . . . . . . . . . . . . . . . . . .       2.9        4.6          3.3
                                                                        -----       ----         ----
Net income (loss) before extraordinary item . . . . . . . . . . .       (48.8)       7.3         (5.5)
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . .       0.6         -            -
                                                                        -----      -----        -----
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     (49.4)       7.3         (5.5)
Preferred dividend requirement  . . . . . . . . . . . . . . . . . .        -         1.0          1.3
                                                                       ------      -----        -----
Net income (loss) applicable to common shareholders . . . . . . . .     (49.4%)      6.3%        (6.8)%
                                                                       ======      =====        =====


YEAR ENDED DECEMBER 31, 1996 VS.
  YEAR ENDED DECEMBER 31, 1995:

Revenues for 1996 increased 21% to $4.49 billion on 24.51 billion revenue minutes as compared to $3.70 billion on 19.57 billion revenue minutes for 1995. The increase in total revenues and minutes is primarily attributable to internal growth of the Company.

Revenues for 1996 include the acquisitions of Choice and BLT Technologies which were accounted for as poolings of interests. Revenues from these businesses increased 97% over the prior year.

Internally, private line and frame relay revenues increased 28% over the prior year while switched commercial and wholesale revenues increased 23% to $3.31 billion on a 26% increase in traffic.

Line costs as a percentage of revenues decreased to 54.8% of revenues as compared to 54.9% for 1995. These changes are attributable to changes in the product mix, and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of recent acquisitions into the Company's operations.

Selling, general and administrative expenses for 1996 increased to $828.7 million or 18.5% of revenues as compared to $677.9 million or 18.3% of revenues for 1995. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through stronger internal growth, offset by changes in the product mix.

Depreciation and amortization expense for 1996 decreased to $303.3 million or 6.7% of revenues from $312.7 million or 8.5% of revenues for 1995. This decrease reflects the reduction in depreciation and amortization associated with the second quarter 1996 write-down in the carrying value of certain assets offset by additional depreciation related to capital expenditures. The reduction in percentage is due to a relatively stable amount of amortization on a higher revenue base. In 1997, the Company expects depreciation and amortization expense as a percentage of revenues to increase as a result of the MFS Merger.

In the second quarter of 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecom Act, and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $343.5 million after tax. On a pre-tax basis, the write-down was $402.0 million and included $139.1 million for network facilities and $262.9 million for non-core businesses, primarily operator services goodwill.

In the fourth quarter of 1996, the Company recorded other after-tax charges of $121.0 million for employee severance, employee compensation charges, alignment charges and costs to exit unfavorable telecommunications contracts. On a pre-tax basis, this charge was $198.1 million and is reflected in operating loss for the 1996 period.

The results for 1996 include a $2.14 billion, fourth quarter charge for in-process research and development related to the MFS Merger. The charge is based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the merger. The Company believes that the efforts to complete these projects will consist of internally-staffed engineering costs and further development and construction of the network. These costs are estimated to be approximately $1.0 billion and will be incurred over the next five years.

Interest expense in 1996 was $221.8 million or 4.9% of revenues, as compared to $249.2 million or 6.7% of revenues in 1995. The decrease in interest expense is attributable to lower interest rates in effect on the Company's long-term debt. For the twelve months ended December 31, 1996 and 1995, weighted average annual interest rates on the Company's long-term debt was 6.2% and 7.2%, respectively, while weighted average annual levels of borrowing were $3.49 billion and $3.45 billion, respectively.

The Company recorded a tax provision of $129.5 million on a pretax loss of $2.1 billion in 1996. Although the Company generated a consolidated pre-tax loss in 1996, permanent items aggregating approximately $2.4 billion resulted in the recognition of taxable income. Included in the permanent items was the $2.14 billion charge for in-process research and development related to the MFS Merger.

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

For the year ended December 31, 1996, net income, before non-recurring charges, increased 67% to $414.9 million compared with $248.1 million for the 1995 period. Fully diluted earnings per common share, before the non-recurring charges increased 49% to $1.01 per share versus $0.68 per share for the comparable 1995 period.

YEAR ENDED DECEMBER 31, 1995 VS.
  YEAR ENDED DECEMBER 31, 1994:

Revenues for 1995 increased 65% to $3.70 billion on 19.57 billion revenue minutes as compared to $2.25 billion on 11.06 billion revenue minutes for 1994.

On a pro forma basis, as though the acquisition of WilTel occurred at the beginning of 1994, revenues and traffic for 1995 increased 20% and 30%, respectively, compared with pro forma revenues of $3.09 billion on 15.03 billion revenue minutes for 1994. Revenue growth for 1995 was driven by strong performance from the Company's retail and wholesale switched services offset insignificantly by declines in operator services revenue. Switched retail and wholesale revenues and traffic rose 22% and 31%, respectively. Operator services revenues and traffic decreased 6% and 15%, respectively, yet represented less than 5% of total Company revenues for 1995.

Private line revenues for 1995 also reflected positive growth, increasing 21% over 1994 pro forma results due to growth in commercial Internet business and other frame relay applications.

Line costs as a percentage of revenues decreased to 54.9% in 1995 compared to 65.3% for 1994. These decreases are attributable to changes in product mix, rate reductions resulting from favorable contract negotiations and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of the IDB Merger and the WilTel Acquisition into the Company's operations. Additionally, through the WilTel Acquisition, the Company has been able to achieve further network efficiencies associated with owning the WilTel nationwide fiber optic cable network rather than leasing similar capacity from other providers at a higher cost.

Selling, general and administrative expenses for 1995 increased to $677.9 million or 18.3% of revenues as compared to $441.9 million or 19.7% of revenues for 1994. The increase in selling, general and administrative expenses results from the Company's expanding operations, primarily through the WilTel Acquisition and internal growth. The decrease in expense as a percentage of revenues reflects the assimilation of recent acquisitions into the Company's strategy of cost control.

Depreciation and amortization expense for 1995 increased to $312.7 million or 8.5% of revenues from $164.4 million or 7.3% of revenues for 1994. This increase reflects depreciation and amortization of the additional property and equipment and goodwill from the WilTel Acquisition.

Interest expense in 1995 was $249.2 million or 6.7% of revenues, as compared to $47.3 million or 2.1% of revenues in 1994. The increase in interest expense was due primarily to an increase in the average debt outstanding by the Company to finance the WilTel Acquisition. Also, higher interest rates were in effect on the Company's long-term debt, reflecting higher prevailing interest rates in the market generally.

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

In the third quarter of 1995, Metromedia converted its Series 1 Preferred Stock into Common Stock and exercised its warrants to acquire Common Stock and immediately sold its position of 61.7 million shares of Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

Net income applicable to common shareholders was $233.1 million for 1995 versus a $151.8 million loss in the comparable 1994 period. Operating results for 1995 include the non-recurring payment of $15.0 million to Metromedia. Excluding this payment, earnings for 1995 would have been $248.1 million or $0.68 per common share.


LIQUIDITY AND CAPITAL RESOURCES

On June 28, 1996, WorldCom replaced its then existing $3.41 billion credit facilities (the "Previous Facilities") with a new $3.75 billion revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility were used to refinance the Previous Facilities and have been and will be used to finance capital expenditures and provide additional working capital. As a result of the refinancing, WorldCom recorded an extraordinary charge of $4.2 million, net of $2.7 million in taxes, related to the charge-off of the unamortized portion of costs associated with the refinanced debt.

The Credit Facility has a five-year term and bears interest, payable in varying periods, depending on the interest periods, not to exceed six months, at rates selected by the Company under the terms of the Credit Facility including a Base Rate or the LIBOR, plus applicable margin. The applicable margin for a LIBOR rate borrowing varies from 0.35% to 0.875% based upon a specified financial test. The Credit Facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by WorldCom and restricts the payment of cash dividends to WorldCom's shareholders. The Credit Facility is also subject to an annual commitment fee not to exceed 0.25% of any unborrowed portion of the Credit Facility.

Borrowings under the Credit Facility bear interest at rates that fluctuate with prevailing short-term interest rates. Under the provisions of the Credit Facility, the Company is required to hedge 25% of its debt against adverse interest movements in short-term rates. The Company believes that it can adequately address this requirement through financial hedging measures or increasing the amount of fixed rate debt outstanding.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company expects to experience increased capital intensity due to network expansions and believes that funding needs in excess of internally generated cash flow will be met by accessing the debt markets. The Company has filed a shelf Registration Statement on Form S-3 with the SEC for the sale, from time to time, of one or more series of unsecured debt securities having an aggregate value of $3.0 billion. The Company expects to draw down a portion of the shelf registration in the first half of 1997 to pay down the Credit Facility but maintain increased credit availability for capital spending. No assurance can be given that any public financing will be available on terms acceptable to the Company.

In connection with the MFS Merger and pursuant to a change of control provision, WorldCom offered to repurchase the MFS $924.0 million 8 7/8% Senior Discount Notes due 2006 and the MFS $788.3 million 9 3/8% Senior Discount Notes due 2004 (collectively the "MFS Notes") at 101% of the accreted value as of February 27, 1997, which was $670.0 million and $666.1 million, respectively. The offer to repurchase began January 28, 1997 and ended February 27, 1997. As of the expiration approximately $14.3 million of the MFS Notes were repurchased. The MFS Notes contain certain covenants which, among other things, restrict MFS' ability to incur additional debt, create liens, enter into sale-leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates and sell assets or merge with another company.

For the twelve months ended December 31, 1996, the Company's cash flow from operations was $798.1 million, increasing from $616.7 million in the comparable period for 1995. Excluding the change in deferred taxes, cash flow increased by approximately $300 million or 66% over the comparable period for 1995. The increase in cash flow from operations was primarily attributable to internal growth.

During 1996, the Company's existing receivables purchase agreement generated additional proceeds of $79.6 million, bringing the total amount outstanding to $375.0 million. The Company used these proceeds to reduce outstanding debt under the Company's Credit Facility. As of December 31, 1996, the purchaser owned an undivided interest in a $821.7 million pool of receivables which includes the $375.0 million sold.

Cash used in investing activities in the twelve months ended December 31, 1996 totaled $752.8 million and included $427.6 million for normal capital expenditures and an additional $229.5 million for additional city pair network construction. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Approximately $2.5 billion is currently anticipated for transmission and communications equipment purchases in 1997 without regard to possible future acquisitions, if any. This amount includes additional city pair network construction opportunities which could approximate $500 million to $700 million.

Cash flows from investing activities for 1996 also includes net cash received from acquisitions of $116.1 million. The net cash inflow from acquisitions is due to $209.3 million of cash and cash equivalents received in the MFS Merger.

Included in cash flows from financing activities are payments of $0.9 million for preferred dividend requirements. In connection with the announcement in May 1996, that the Company would redeem its Series 2 Preferred Stock on June 5, 1996, all of the remaining outstanding Series 2 Preferred Stock was converted into 5.3 million shares of Common Stock in the second quarter of 1996. The fully diluted common shares outstanding were unaffected by the conversion and the Company has no further dividend requirements with respect thereto.

On July 15, 1996, WorldCom announced that it had exercised its option to redeem on August 16, 1996, all of the outstanding IDB WorldCom, Inc. 5% Convertible Subordinated Notes due 2003 (the "Notes"). Prior to the redemption date, substantially all of the holders of the Notes elected to convert their Notes into Common Stock, resulting in the issuance of approximately 10.3 million shares of Common Stock. The fully diluted common shares outstanding were unaffected by the conversion, and the Company has no further cash interest requirement related to the Notes.

The Company has never paid cash dividends on its Common Stock. WorldCom's Credit Facility restricts the payment of cash dividends on WorldCom capital stock without prior consent of the lenders. The Depositary Shares are entitled to receive dividends, when, as, and if they are declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of Common Stock, at the election of the Company. The Company paid the initial dividend on February 28, 1997 in cash and expects to continue to pay cash dividends on the WorldCom Series A Preferred Stock. Dividends on the WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of Common Stock at the Company's election.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations, funds available under the Credit Facility and funds anticipated to be received from debt to be issued under the shelf Registration Statement will be adequate to meet the Company's capital needs for the remainder of 1997.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. WorldCom believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto are included elsewhere in this report on Form 10-K as follows:

                                                                       Page
                                                                       ----
Report of independent public accountants                                F-2

Consolidated financial statements-

  Consolidated balance sheets - December 31, 1996
    and 1995                                                            F-3

  Consolidated statements of operations for the three
    years ended December 31, 1996                                       F-4

  Consolidated statements of shareholders' investment
    for the three years ended December 31, 1996                         F-5


  Consolidated statements of cash flows for the
    three years ended December 31, 1996                                 F-6

Notes to consolidated financial statements                              F-7

Financial statement schedule                                            F-23

Pro forma financial statements (unaudited)                              F-24


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

                None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following states each director and each executive officer's age, principal occupation, present position with the Company and the year in which each director first was elected a director (each serving continuously since first elected except as set forth otherwise). Unless indicated otherwise, each individual has held his present position for at least five years.

         CARL J. AYCOCK, 47, has been a director of the Company since 1983.
Mr. Aycock served as Secretary of the Company from 1987 to 1995 and was the Secretary and Chief Financial Officer of Master Corporation, a motel management and ownership company, from 1989 until 1992. Subsequent to 1992, Mr. Aycock has been self employed as a financial administrator.

         MAX E. BOBBITT, 52, has been a director of the Company since 1992. Mr. Bobbitt was a director of ATC until the ATC Merger. Mr. Bobbitt is currently President and Chief Executive Officer of Metromedia Asia Corporation, a telecommunications company. From 1996 until February 1997, Mr. Bobbitt was President and Chief Executive Officer of Asian American Telecommunications Corporation. Prior to 1996, Mr. Bobbitt held various positions including President and Chief Operating Officer and director of ALLTEL Corporation, a telecommunications company, from 1970 until January 1995.

         R. DOUGLAS BRADBURY, 46, has been a director of the Company since the MFS Merger. Mr. Bradbury served as Chief Financial Officer of MFS from January 1992 until February 1997, Executive Vice President of MFS from August 1995 to February 1997, Senior Vice President of MFS from September 1992 to August 1995 and a director of MFS from August 1994 to February 1997. From 1990 to 1992, Mr. Bradbury was Senior Vice President - Corporate Affairs for MFS Telecom, Inc. ("MFS Telecom").

                 JAMES Q. CROWE, 47, serves as Chairman of the Board of the Company. Mr. Crowe has served as a director of the Company since the MFS Merger. Mr. Crowe has served as Chairman of the Board of MFS since 1988 and Chief Executive Officer since November 1991 and was President of MFS (January 1988 - June 1989 and April 1990 - January
         1992).

                 BERNARD J. EBBERS, 55, has been President and Chief Executive Officer of the Company since April 1985. Mr. Ebbers has served as a director of the Company since 1983.

                 FRANCESCO GALESI, 66, has been a director of the Company since 1992. Mr. Galesi was a director of ATC until the ATC Merger. Mr. Galesi is the Chairman and Chief Executive Officer of the Galesi Group, which includes companies engaged in distribution, manufacturing, real estate and telecommunications. Mr. Galesi serves as a director of Amnex, Inc., and Walden Residential Properties, Inc.

                 RICHARD R. JAROS, 45, has been a director of the Company since the MFS Merger and has served as a director of MFS since 1992. Mr. Jaros has been President of Kiewit Diversified Group, Inc. ("KDG"), a coal mining and telecommunications company, since July 1996, Executive Vice President and Chief Financial Officer of Peter Kiewit Sons' ("PKS"), a construction and mining company since April 1993, and was a Vice President of PKS from 1990 until 1992. Mr. Jaros was the Chairman of the Board of CalEnergy Company, Inc. ("CEC"), a geothermal energy producer, from January 1994 until May 1995 and the President and Chief Operating Officer of CEC from 1992 until April 1993. Mr. Jaros is a director of PKS, CEC and C-TEC Corporation ("C-TEC"), a telecommunications company.

                 STILES A. KELLETT, JR., 53, has served as a director of the Company since 1981. Mr. Kellett has been Chairman of Kellett Investment Corp. since 1995. From 1978 to 1995, Mr. Kellett served as Chairman of the Board of Directors of Convalescent Services, Inc., a long-term health care company in Atlanta, Georgia. Mr. Kellett serves as a director of Frederica Bank & Trust Company, St. Simons Island, Georgia, and Mariner Health Group, Inc., New London, Connecticut.

                 DAVID C. MCCOURT, 40, has been a director of the Company since the MFS Merger and has served as a director of MFS since January 1992. Mr. McCourt has served as Chairman of the Board and Chief Executive Officer of C-TEC since October 1993. Mr. McCourt is also the President, as well as a director of Kiewit Telecom Holdings, Inc. Mr. McCourt has served as President of Metropolitan Fiber Systems/McCourt, Inc., a subsidiary of MFS Telecom, since 1988. Mr. McCourt is a director of C-TEC and Mercom, Inc.

                 JOHN A. PORTER, 53, has been a director of the Company since 1988. Mr. Porter served as Vice Chairman of the Board of the Company from September 1993 until the MFS Merger and served as Chairman of the Board of Directors of the Company from 1988 until September 1993.
         From May 1995 to the present, Mr. Porter has served as Chairman of the Board of Directors and Chief Executive Officer of Industrial Electric Manufacturing, Inc., a manufacturer of electrical power distribution products. Mr. Porter also serves as Chairman of the Board of Directors of Phillips & Brooks/Gladwin, Inc., a manufacturer of pay telephone enclosures and equipment. Mr. Porter was previously President and sole shareholder of P.M. Restaurant Group, Inc. which filed for protection under Chapter 11 of the United States Bankruptcy Code in March 1995. Subsequent to March 1995, Mr. Porter sold all of his shares in P.M. Restaurant Group, Inc. He is also a director of Uniroyal Technology Corporation, Intelligent Electronics, Inc. and XL Connect, Inc.

                 WALTER SCOTT, JR., 65, has been a director of the Company since the MFS Merger and has served as a director of MFS since January 1992. Mr. Scott has been the Chairman of the Board and President of PKS for more than the last five years. He also is a director of Berkshire Hathaway, Inc., Burlington Resources, Inc., CEC, ConAgra, Inc., First Bank System, Inc., Valmont Industries, Inc., KDG, RCN Corporation, and C-TEC.

                 JOHN W. SIDGMORE, 45, serves as Vice Chairman of the Board and Chief Operations Officer of the Company. Mr. Sidgmore has been a director of the Company since the MFS Merger and has served as a director of MFS since August 1996. Mr. Sidgmore was President and Chief Operating Officer of MFS from August 1996 until the MFS Merger and has been Chief Executive Officer and a director of UUNET from June 1994 to the present, and also held the position of President of UUNET from June 1994 to August 1996 and from January 1997 to the present. From 1989 to 1994, he was President and Chief Executive Officer of CSC Intelicom, a telecommunications software company. Mr. Sidgmore is a director of Saville Systems PLC, and Earthlink Network, Inc.

                 SCOTT D. SULLIVAN, 35, serves as Chief Financial Officer and Secretary of the Company. From the ATC Merger until December 1994, Mr. Sullivan served as Vice President and Assistant Treasurer of the Company. From 1989 until 1992, Mr. Sullivan served as an executive officer of two long-distance companies, including ATC. From 1983 to 1989, Mr. Sullivan served in various capacities with KPMG Peat Marwick LLP. Mr. Sullivan has served as a director of the Company since March 1996.

         LAWRENCE C. TUCKER, 54, is a general partner of Brown Brothers Harriman & Co. ("Brown Brothers"), which is the general and managing partner of The 1818 Fund, L.P. and The 1818 Fund II, L.P. (collectively, "The 1818 Funds"). He is also a director of The WellCare Management Group, Inc. and Riverwood International Corporation. Mr. Tucker has served as a director of the Company since May 1995, and previously served as director of the Company from May 28, 1992 until the ATC Merger.

         MICHAEL B. YANNEY, 63, has been a director of the Company since the MFS Merger and has served as a director of MFS since March 1993. Mr. Yanney has been the President, Chairman and Chief Executive Officer of America First Companies L.L.C., a bank holding company in Omaha, Nebraska, since 1984. He also serves as a director of Burlington Northern Santa Fe Corporation, C-TEC, Forest Oil Corporation and Mid-America Apartment Communities, Inc.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to Reporting Persons were complied with, except that Mr. Galesi filed one late report covering four transactions.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation of the named executive officers of the Company for the three years ended December 31, 1996. The table also sets forth, for informational purposes, the Compensation paid by MFS and/or UUNET during 1996 to Messrs. Crowe and Sidgmore, who became executive officers of the Company upon completion of the MFS Merger.

                                                                             Long Term
                                                                           Compensation
                                                                           ------------
                                               Annual Compensation            Awards
                                          ---------------------------      ------------
                                                                            Securities
                                                                            Underlying
                                                                             Options/           All Other
Name and Principal Position       Year     Salary ($)        Bonus($)        SARs (#)           Compensation($)
---------------------------       ----     ----------        --------        --------           ---------------
Bernard J. Ebbers                 1996       935,000       2,337,500(1)    1,200,000/0              4,500(2)
  President and                   1995       860,000       2,125,000         900,000/0              4,500
  Chief Executive Officer         1994       711,000         750,000         200,000/0              4,500

James Q. Crowe (3)                1996       496,923       1,000,000               -0-            149,692(4)
  Chief Executive Officer,
    MFS

John W. Sidgmore (3)              1996       283,577         494,443               -0-          2,182,654(5)
  President and Chief
    Operating Officer,
    MFS

Scott D. Sullivan                 1996       375,000         500,000         100,000/0              4,500(2)
  Chief Financial Officer         1995       294,000         225,000         240,000/0              4,500
  and Secretary                   1994       147,584         250,000         210,000/0              4,500

Roy A. Wilkens                    1996       450,000         450,000         100,000/0          1,004,500(6)
  President and Chief             1995       427,500         300,000         400,000/0          1,004,500
  Executive Officer, Wiltel       1994             0               0               0/0                  0

--------------------


(1) Includes $1,687,500 paid under the Company's Annual Performance Bonus Plan and $650,000 paid under the Company's Special Performance Bonus Plan. The Compensation and Stock Option Committee awarded to Mr. Ebbers the

         $1,000,000 maximum amount allowed under the Company's Special Performance Bonus Plan for 1996, but Mr. Ebbers accepted only $650,000 of such award.
(2)      Matching contributions to the Company's 401(k) Plan.
(3) Represents compensation paid to these individuals as executive officers of MFS and/or UUNET.
(4)      Matching contributions to MFS' Shareworks Match Plan.
(5) Pursuant to option and stock purchase agreements between Mr. Sidgmore and UUNET, upon consummation of the UUNET Acquisition, the lapse of repurchase rights accelerated with respect to 50% of outstanding shares issued upon option exercise subject to a right of repurchase as of the effective date of the UUNET Acquisition. As a result of such acceleration, Mr. Sidgmore incurred an excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986 and corresponding provisions of applicable state law. UUNET paid an amount (the "Transfer") sufficient to pay (i) the excise tax and (ii) any and all federal, state and local taxes payable with respect to the receipt of the Transfer. The amount that UUNET paid to Mr. Sidgmore in this connection was $2,182,654.
(6) Includes $1,000,000 received by Mr. Wilkens in connection with the termination of certain contract rights with Williams Telecommunications Group, Inc. and $4,500 in matching contributions to the Company's 401(k) Plan. In connection with the WilTel Acquisition, the Company assumed the employment agreement among Mr. Wilkens, Williams and Williams Telecommunications Group, Inc. (the "Agreement"). Mr. Wilkens resigned from the Company in January 1997, at which time the Agreement was terminated.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock option grants made in the fiscal year ended December 31, 1996, to the individuals named in the Summary Compensation Table. There were no grants of SARs to said individuals during the year.

                                    Individual Grants                                         Potential Realizable Value
-----------------------------------------------------------------------------------------     at Assumed Annual Rates of
                          Number of                                                            Stock Price Appreciation
                         Securities                                                               for Option Term(3)
                         Underlying                                                           --------------------------
                           Options         % of Total
                           Granted      Options Granted
                           -------        to Employees     Exercise or Base   Expiration
         Name              (#)(1)            in FY         Price ($/Sh)(2)       Date            5% ($)          10% ($)
         ----              ------       ---------------    ---------------    ---------       ---------        ---------
 Bernard J. Ebbers          1,200,000        20.8%              17.875         01/01/06       13,489,790       34,185,776

 James Q. Crowe             ---               ---                ---             ---             ---                ---

 John W. Sidgmore           ---               ---                ---             ---             ---                ---

 Scott D. Sullivan            100,000         1.7%              17.875         01/01/06        1,124,149        2,848,815

 Roy A. Wilkens               100,000         1.7%              17.875         01/01/06        1,124,149        2,848,815
--------------------

(1) The options terminate on the earlier of their expiration date or ten years after grant or, generally, immediately on termination for reasons other than retirement, disability, death or without cause; three months after termination of employment on retirement; 12 months after termination for disability, death or without cause; or upon the consummation of a specified change of control transaction.

         Mr. Ebbers' option becomes exercisable in three equal annual installments beginning January 1, 1997 through January 1, 1999. Mr. Sullivan's option becomes exercisable beginning January 1, 1999. Pursuant to Mr. Wilkens' separation agreement with the Company, and assuming his compliance with the terms thereof, 50,000 shares under such option will vest and become exercisable on January 31, 1998. Additionally, Mr. Wilkens' options may be exercised through February 10, 1998.

(2) The exercise price may be paid in cash or, in the discretion of the Company's Compensation and Stock Option Committee, by shares of Common Stock already owned or to be issued pursuant to the exercise, valued at the closing quoted selling price on the date of exercise, or a combination of cash and Common Stock.

(3) The indicated 5% and 10% rates of appreciation are provided to comply with SEC regulations and do not necessarily reflect the views of the Company as to the likely trend in the stock price. Actual gains, if any, on stock option exercises and the sale of Common Stock holdings will be dependent on, among other things, the future performance of the Common

         Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table sets forth information concerning the number and value realized as to options exercised during 1996 and options held at December 31, 1996, by the individuals named in the Summary Compensation Table and the value of those options held at such date. The options exercised were not exercised as SARs and no SARs were held at year end. All options had exercise prices lower than the fair market value of the Common Stock on December 31, 1996 ("in-the-money" options).


                                                       Number of Securities Underlying       Value of Unexercised
                      Shares                           Unexercised Options at FY-End        In-The-Money Options at
                      Acquired on                                  (#)                           FY-End ($)(2)
                      Exercise          Value         -------------------------------     ----------------------------
    Name                (#)           Realized($)(1)  Exercisable    Unexercisable        Exercisable    Unexercisable
-------------------------------------------------------------------------------------     -----------------------------
 Bernard J. Ebbers          -                -       1,075,696       1,800,000             18,172,348       17,362,500

 James Q. Crowe         1,680,000       34,280,400     937,701(3)      872,562             21,748,568       20,237,767

 John W. Sidgmore           -                -          35,371           -                    734,774            -

 Scott D. Sullivan          -                -         273,028(4)      300,000              4,497,392        3,331,250

 Roy A. Wilkens(5)          -                -         400,000          50,000              6,287,000          409,375

----------------------

(1) Based upon the difference between the closing price on the date of exercise and the option exercise price.
(2) Based upon a price of $26.0625 per share, which was the closing price of Common Stock on December 31, 1996.
(3) Subsequent to December 31, 1996, Mr. Crowe exercised his then exercisable options and sold the underlying shares of Common Stock.
(4) Subsequent to December 31, 1996, Mr. Sullivan exercised his then exercisable options and sold the underlying shares of Common Stock.
(5)      Giving effect to the provisions of Mr. Wilkens' separation agreement.

COMPENSATION OF DIRECTORS. WorldCom's directors are paid fees of $22,500 per year and $1,000 per meeting attended of the Board plus certain expenses. Committee members are paid a fee of $750 for any committee meeting attended on the same day as a Board meeting and $1,000 for any other committee meeting attended, plus certain expenses. The chairman of each committee receives an additional $3,000 per year.

Pursuant to WorldCom's Third Amended and Restated 1990 Stock Option Plan, each non-employee director receives annually a non-discretionary grant of options to purchase 5,000 shares of Common Stock at the fair market value of such stock on the date of grant. Such options are immediately exercisable and expire on the earliest to occur of (a) ten years following the date of grant, (b) three months following retirement, (c) 12 months following termination of service due to disability or death, (d) upon cessation of service for reasons other than retirement, death or disability, or (e) the date of consummation of a specified change in control transaction defined generally to include the dissolution or liquidation of the Company, a reorganization, merger or consolidation of the Company in which the Company is not the surviving corporation, or a sale of substantially all of the assets or 80% or more of the outstanding stock of the Company to another entity. The exercise price may be paid in cash or, in the discretion of the Compensation Committee and Stock Option Committee, the Common Stock. In the discretion of the Compensation and Stock Option Committee, shares receivable on exercise may be withheld to pay applicable taxes on the exercise.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS. Pursuant to an employment arrangement, Mr. Crowe will not have any direct operating responsibility but will continue to serve as a director and Chairman of the Board of the Company for the term of his employment, subject to his nomination and election as such by the Company's shareholders. The term of Mr. Crowe's employment continues until November 23, 1997 and may be extended by mutual agreement. In connection with this arrangement, Mr. Crowe will receive a base salary of $120,000 per year for certain services provided to and as directed by the Company. In addition, Mr. Crowe's options to purchase an aggregate of 872,562 shares of Common Stock at an exercise price of $2.896 per share will become fully exercisable at any time after November 24, 1997 and all shares granted to him under the WorldCom/MFS Employee Stock Bonus Plan and the WorldCom/MFS 1995 Deferred Stock Purchase Plan will vest immediately.

Pursuant to the employment agreement of Mr. Sidgmore with UUNET, approximately 420,000 restricted shares of Common Stock vested as a result of the MFS Merger. Pursuant to the terms of Mr. Sidgmore's employment agreement with UUNET, Mr. Sidgmore's initial base salary was $220,000 per year, plus a bonus targeted at $130,000 per year. Mr. Sidgmore received a bonus of $400,000 for 1996 under his employment agreement. If Mr. Sidgmore's employment is terminated without cause, he will receive severance payments totaling $300,000. Under the employment agreement, Mr. Sidgmore also received options to purchase at $0.04 per share 4,644,635 shares of Common Stock (which options were exercised and certain of the shares issued remain subject to a right of repurchase, which right lapses over time). In the event of a change in control of WorldCom or an involuntary termination other than for cause of Mr. Sidgmore's employment, WorldCom's right of repurchase lapses with respect to 50 percent of any of the shares subject to a right of repurchase at the time and such right also lapses over time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Prior to the MFS Merger, the Company's Compensation and Stock Option Committee was composed of Stiles A. Kellett, Jr. (Chairman), Silvia Kessel and Lawrence C. Tucker. Subsequent to the

         MFS Merger, the members of the Company's Compensation and Stock Option Committee have been Stiles A. Kellett, Jr. (Chairman) Walter Scott, Jr., Lawrence C. Tucker and Michael B. Yanney.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF VOTING SECURITIES. As of March 3, 1997, the following persons, individually or as a group, were known to the Company to be deemed to be the beneficial owners of more than five percent of the issued and outstanding Common Stock, each of which persons has sole voting and investment power over such Common Stock, except as set forth in the footnotes hereto:

                                      Amount and
Name and Address of                   Nature of Existing                Percent
Beneficial Owner                      Beneficial Ownership (1)          Of Class(1)
---------------------                 ---------------------             --------
FMR Corp.                               70,566,021 (2)                      7.9%
  82 Devonshire Street
  Boston, Massachusetts 02109
--------------------

(1) Based upon 891,860,640 shares of Common Stock issued and outstanding plus, as to the holder thereof only, exercise or conversion of all derivative securities that are exercisable or convertible currently or within 60 days after March 3, 1997.
(2) Based upon shares owned as of March 6, 1997, as provided by FMR Corp., including 60,322,566 shares beneficially owned by Fidelity Management & Research Company ("Fidelity"), as a result of its serving as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 and serving as investment adviser to certain other funds which are generally offered to limited groups of investors; 9,390,385 shares beneficially owned by Fidelity Management Trust Company, as a result of its serving as trustee or managing agent for various private investment accounts, primarily employee benefit plans, and serving as investment adviser to certain other funds which are generally offered to limited groups of investors; and 853,070 shares beneficially owned by Fidelity International Limited, as a result of its serving as investment adviser ro various non-United States investment companies.

       The number of shares beneficially owned by Fidelity includes 4,301,357 shares issuable upon conversion of the WorldCom Series A Preferred Stock. The number of shares beneficially owned by Fidelity Management Trust Company includes 267,839 shares issuable upon conversion of WorldCom Series A Preferred Stock.

       FMR Corp. has sole voting power with respect to 5,627,963 shares and sole dispositive power with respect to 69,712,951 shares. Fidelity International Limited has sole voting and dispositive power with respect to all the shares it beneficially owns.

To the knowledge of the Company, 7,791 shares, or approximately 8.2% of the 94,992 outstanding shares of WorldCom Series A Preferred Stock are beneficially owned by Salomon Brothers Inc ("SBI"), a wholly owned subsidiary of Salomon Brothers Holding Company ("SBHC") which is in turn a wholly owned subsidiary of Salomon Inc. The principal address of SBI is Seven World Trade Center, New York, New York 10048. As of March 3, 1997, the 7,791 outstanding shares of WorldCom Series A Preferred Stock owned by SBI were convertible into 2,682,238 shares of Common Stock, representing less than one percent of the outstanding Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth the beneficial ownership of Common Stock, as of March 3, 1997, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Each director or executive officer has sole voting and investment power over the shares listed opposite his name except as set forth in the footnotes hereto.

                                              Number of Shares             Percent
         Name of Beneficial Owner             Beneficially Owned(1)       of Class(1)
         ------------------------             ------------------          --------
         Carl J. Aycock                               721,706(2)               *
         Max E. Bobbitt                               151,252(3)               *
         R. Douglas Bradbury                           49,017(4)               *
         James Q. Crowe                             1,007,417(5)               *
         Bernard J. Ebbers                         14,964,672(6)               1.7%
         Francesco Galesi                           3,517,108(7)               *
         Richard R. Jaros                             784,937(8)               *

                                                   Number of Shares                  Percent
         Name of Beneficial Owner                  Beneficially Owned(1)             of Class(1)
         ------------------------                  ------------------                --------
         Stiles A. Kellett, Jr.                   3,102,175(9)                       *
         David C. McCourt                             7,115(10)                      *
         John A. Porter                           4,736,392(11)                      *
         Walter Scott, Jr.                       19,833,029(12)                      2.2%
         John W. Sidgmore                         3,531,045(13)                      *
         Scott D. Sullivan                          376,571(14)                      *
         Lawrence C. Tucker                       3,165,096(15)                      *
         Roy A. Wilkens                             456,974(16)                      *
         Michael B. Yanney                           30,759(17)                      *
         All Directors and Current Executive
         Officers as a Group (15 persons)        55,947,572(18)                      6.3%

--------------------

*      Less than one percent.

(1) Based upon 891,860,640 shares of Common Stock issued and outstanding plus, as to the holder thereof only, exercise or conversion of all derivative securities that are exercisable or convertible currently or within 60 days after March 3, 1997.

(2) Includes 5,576 shares owned by Mr. Aycock's spouse; 85,316 shares purchasable upon exercise of options; and 3,312 shares held as custodian for children.

(3) Includes 33,512 shares purchasable upon exercise of options; and 117,780 shares as to which Mr. Bobbitt shares voting and investment power with his spouse.

(4) Includes 344 shares issuable upon conversion of WorldCom Series B Preferred Stock; and 7,744 shares issuable pursuant to the WorldCom/MFS 1995 Deferred Stock Purchase Plan. All of the shares beneficially owned by Mr. Bradbury were obtained upon consummation of the MFS Merger.

(5) Includes 8,511 shares issuable upon conversion of WorldCom Series B Preferred Stock; 16,971 shares issuable pursuant to the WorldCom/MFS 1995 Deferred Stock Purchase Plan; and 349 shares held as custodian for children. All of the shares beneficially owned by Mr. Crowe were obtained upon consummation of the MFS Merger.

(6) Includes 36,432 shares held as custodian for children; 1,775,696 shares purchasable upon exercise of options; and 855,448 shares owned by Mr. Ebbers' spouse, as to which Mr. Ebbers shares voting and investment power.

(7) Consists of 3,483,596 shares owned by Rotterdam Ventures, Inc., of which Mr. Galesi is sole shareholder; and 33,512 shares purchasable upon exercise of options.

(8) Includes 6,449 shares issuable upon conversion of WorldCom Series B Preferred Stock; 8,400 shares held jointly with Mr. Jaros' spouse; and 15,930 shares held as custodian for Mr. Jaros' children as to which Mr. Jaros disclaims beneficial ownership. All of the shares beneficially owned by Mr. Jaros were obtained upon consummation of the MFS Merger.

(9) Includes 8,000 shares owned by Mr. Kellett's spouse; 860 shares held as custodian for minor daughter; and 85,316 shares purchasable upon exercise of options.

(10) Includes 95 shares issuable upon conversion of WorldCom Series B Preferred Stock. All of the shares is beneficially owned by Mr. McCourt were obtained upon consummation of the MFS Merger.

(11) Includes 165,560 shares held as custodian or trustee for minor children; 68,048 shares purchasable upon exercise of options; 218,000 shares owned by spouse, as to which beneficial ownership is disclaimed; and 85,812 shares held in trust for son of majority age, as to which beneficial ownership is also disclaimed.

(12) Includes 172,594 shares issuable upon conversion of WorldCom Series B Preferred Stock; 72,916 shares owned by Mr. Scott's spouse; and 633 shares issuable upon conversion of WorldCom Series B Preferred Stock also owned by Mr. Scott's spouse. All of the shares beneficially owned by Mr. Scott were obtianed upon consummation of the MFS Merger.

(13) Includes 35,371 shares purchasable upon exercise of options. All of the shares beneficially owned by Mr. Sidgmore were obtained upon consummation of the MFS Merger.

(14)   Includes 373,028 shares purchasable upon exercise of options.

(15) A total of 3,131,828 of these shares are beneficially owned by The 1818 Funds. Brown Brothers is the general and managing partner of The 1818 Funds and Mr. Tucker, as a general partner of Brown Brothers, shares voting and investment power with respect to such securities. Also includes 33,268 shares purchasable upon exercise of options.

(16)   Includes 400,000 shares purchasable upon exercise of options.

(17) Includes 2,956 shares owned by Mr. Yanney's spouse; and 21,000 shares beneficially owned by America First Companies L.L.C. Mr. Yanney is President, Chairman and Chief Executive Officer of America First Companies, L.L.C. All of the shares beneficially owned by Mr. Yanney were obtained upon consummation of the MFS Merger.

(18) Includes 2,736,408 shares purchasable upon exercise of options or conversion of WorldCom Series B Preferred Stock.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 1996, Messrs. Bradbury, Crowe and Sidgmore held 52,500, 200,000 and 25,000 MFS Shareworks Plus Awards, respectively. Such awards were paid out on January 9, 1997 in connection with the MFS Merger. The value received from such awards was $6.4 million, $20.3 million and $1.0 million, respectively.

Additionally, in accordance with the WorldCom/MFS 1992 Stock Option Plan, upon the termination of Mr. Bradbury as Chief Financial Officer of MFS on February 28, 1997, all of Mr. Bradbury's options to purchase an aggregate of 749,725 shares of Common Stock at an exercise price of $2.869 per share were immediately vested. Mr. Bradbury subsequently exercised all such options and sold the underlying shares of Common Stock.

Prior to the MFS Merger, WorldCom and MFS were parties to certain interconnection or other service agreements entered into with each other and certain of their affiliates in the ordinary course of their businesses. In fiscal 1996, WorldCom received revenues from MFS and/or UUNET of $88.4 million. Each of WorldCom, MFS and UUNET believe that the terms and conditions of such interconnection or other services agreements were no less favorable to WorldCom, MFS or UUNET than those that would have been available to WorldCom, MFS or UUNET in comparable, arm's-length transaction at the date of such agreements.


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

(a) 1 and 2

Financial statements, financial statement schedule and unaudited pro forma financial statements

See Index to Consolidated Financial Statements and Financial Statement
Schedule.

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

       (b) Reports on Form 8-K

       Current Report on Form 8-K dated August 25, 1996 (filed November 4,
1996), reporting information required to be reported under Item 7(a) Financial Statements of Business Acquired and Item 7(b) Pro Forma Financial Information, the following financial statements:


       MFS Communications Company, Inc. as of December 31, 1995 and 1994 and for the three years ended December 31, 1995:
              Report of Independent Accountants
              Consolidated Statements of Operations
              Consolidated Balance Sheets
              Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

       MFS Communications Company, Inc. for the six month periods ended June 30, 1996 and 1995 (unaudited):
              Consolidated Statements of Operations
              Consolidated Balance Sheets
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

       UUNET Technologies, Inc. as of December 31, 1995 and 1994 and for the three years ended December 31, 1995:
              Report of Independent Public Accountants
              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Stockholders' Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

       UUNET Technologies, Inc. for the six month periods ended June 30, 1996 and 1995 (unaudited):
              Consolidated Statements of Operations
              Consolidated Balance Sheets

       WorldCom, Inc.:
              Pro Forma Condensed Combined Financial Statements
              Pro Forma Condensed Combined Balance Sheet as of June 30, 1996 Pro Forma Condensed Combined Income Statement for the six months ended June 30, 1996
              Pro Forma Condensed Combined Income Statement for the fiscal year ended December 31, 1995
              Notes to the Pro Forma Condensed Combined Financial Statements MFS Adjusted Historical Financial Statements
              MFS Adjusted Historical Balance Sheets as of June 30, 1996
              MFS Adjusted Historical Income Statement for the six months ended June 30, 1996
              MFS Adjusted Historical Income Statement for the year ended December 31, 1995
              Notes to MFS Adjusted Historical Financial Statements


              Current Report on Form 8-K dated August 25, 1996 (filed November 20, 1996), reporting information required to be reported under Item 7(a) Financial Statements of business acquired and Item 7(b) Pro Forma Financial Information, the following financial statements:

       MFS Communications Company, Inc. for the nine month period ended September 30, 1996 and 1995 (unaudited):
              Consolidated Statements of Operations
              Consolidated Balance Sheets
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

       WorldCom, Inc.:
              Pro Forma Condensed Combined Financial Statements
              Pro Forma Condensed Combined Balance Sheet as of September 30,
              1996
              Pro Forma Condensed Combined Income Statement for the nine months ended September 30, 1996
              Pro Forma Condensed Combined Income Statement for the fiscal year ended December 31, 1995
              Notes to Pro Forma Condensed Combined Financial Statements
              MFS Adjusted Historical Financial Statements
              MFS Adjusted Historical Income Statement for the nine months ended September 30, 1996
              MFS Adjusted Historical Income Statement for the year ended December 31, 1995
              Notes to MFS Adjusted Historical Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WorldCom, Inc.


                                        By:    /s/ Scott D. Sullivan
                                          --------------------------------------
Date: March 17, 1997                      Scott D. Sullivan,
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Name                               Title                          Date
         ----                               -----                          ----

/s/ Carl J. Aycock                       Director                    March 17, 1997
--------------------------------
Carl J. Aycock


/s/ Max E. Bobbitt                       Director                    March 17, 1997
--------------------------------
Max E. Bobbitt


/s/ James Q. Crowe                       Director                    March 17, 1997
--------------------------------
James Q. Crowe

                                         Director, President
/s/ Bernard J. Ebbers                    and Chief Executive         March 17, 1997
--------------------------------         Officer
Bernard J. Ebbers


/s/ Francesco Galesi                     Director                    March 17, 1997
--------------------------------
Francesco Galesi


/s/ Richard R. Jaros                     Director                    March 17, 1997
--------------------------------
Richard R. Jaros


/s/ Stiles A. Kellett, Jr.               Director                    March 17, 1997
--------------------------------
Stiles A. Kellett, Jr.


/s/ David C. McCourt                     Director                    March 17, 1997
--------------------------------
David C. McCourt


/s/ John A. Porter                       Director                    March 17, 1997
--------------------------------
John A. Porter


/s/ Walter Scott, Jr.                    Director                      March 17, 1997
--------------------------------
Walter Scott, Jr.


/s/ John W. Sidgmore                     Director                      March 17, 1997
--------------------------------
John W. Sidgmore

                 Name                       Title                            Date
                 ----                       -----                            ----

                                          Director,
/s/ Scott D. Sullivan                     Principal Financial             March 17, 1997
--------------------------------          Officer and Principal
Scott D. Sullivan                         Accounting Officer


/s/ Lawrence C. Tucker                    Director                         March 17, 1997
--------------------------------
Lawrence C. Tucker


/s/ Michael B. Yanney                     Director                         March 17, 1997
--------------------------------
Michael B. Yanney


/s/ R. Douglas Bradbury                   Director                         March 17, 1997
--------------------------------
R. Douglas Bradbury

                      INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                                              Page
                                                                                              ----
Report of independent public accountants                                                      F-2

Consolidated financial statements-

     Consolidated balance sheets - December 31, 1996
                 and 1995                                                                     F-3
     Consolidated statements of operations for the
                 three years ended December 31, 1996                                          F-4
     Consolidated statements of shareholders' investment
                 for the three years ended December 31, 1996                                  F-5
     Consolidated statements of cash flows for the
                 three years ended December 31, 1996                                          F-6

     Notes to consolidated financial statements                                               F-7

Financial statement schedule:

     II.  Valuation and qualifying accounts                                                   F-23

Pro forma financial statements (unaudited):

     WorldCom pro forma condensed combined financial statement                                F-24

     MFS adjusted historical financial statement                                              F-27

Schedules other than the schedule listed above have been omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WorldCom, Inc.
          and Subsidiaries:

We have audited the accompanying consolidated balance sheets of WorldCom, Inc. (a Georgia corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldCom, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Jackson, Mississippi,
February 26, 1997.

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                                     December 31,
                                                                                            -----------------------------
                                                                                                1996             1995
                                                                                            ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $    222,729    $     42,244
  Marketable securities                                                                          772,510            --
  Accounts receivable, net of allowance for bad debts of $110,041 and $59,185 at
   December 31, 1996 and 1995, respectively                                                      999,962         538,442
  Income taxes receivable                                                                         12,301          17,499
  Deferred tax asset                                                                                 276          17,437
  Other current assets                                                                           288,314          52,630
                                                                                            ------------    ------------
         Total current assets                                                                  2,296,092         668,252
                                                                                            ------------    ------------
Property and equipment:
  Transmission equipment                                                                       2,371,376       1,376,242
  Communications equipment                                                                     1,296,723         403,414
  Furniture, fixtures and other                                                                  614,476         287,156
                                                                                            ------------    ------------
                                                                                               4,282,575       2,066,812
  Less - accumulated depreciation                                                               (385,451)       (488,950)
                                                                                            ------------    ------------
                                                                                               3,897,124       1,577,862
                                                                                            ------------    ------------
Excess of cost over net tangible assets acquired, net of accumulated amortization             12,947,432       4,292,752
Deferred income taxes                                                                            392,634            --
Other assets                                                                                     328,695         117,763
                                                                                            ------------    ------------
                                                                                            $ 19,861,977    $  6,656,629
                                                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                  $     22,424    $  1,113,816
  Accounts payable                                                                               588,738         146,455
  Accrued line costs                                                                             649,324         391,604
  Income taxes payable                                                                             1,481           1,249
  Other current liabilities                                                                      648,070         345,681
                                                                                            ------------    ------------
     Total current liabilities                                                                 1,910,037       1,998,805
                                                                                            ------------    ------------
Long-term liabilities, less current portion:
  Long-term debt                                                                               4,803,581       2,280,098
  Deferred income taxes payable                                                                     --            26,172
  Other liabilities                                                                              188,383         163,873
                                                                                            ------------    ------------
         Total long-term liabilities                                                           4,991,964       2,470,143
                                                                                            ------------    ------------

Commitments and contingencies

Shareholders' investment:
  Series A preferred stock, par value $.01 per share; authorized, issued and
    outstanding: 94,992 shares in 1996 and none in 1995 (variable liquidation preference)              1            --
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 12,699,948 shares in 1996 and none in 1995 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                             127            --
  Series 2 preferred stock, par value $.01 per share; authorized, issued and outstanding: none in 1996 and 1,244,048 shares in 1995 (liquidation
    preference of $31,101 in 1995)                                                                  --               12
  Preferred stock, par value $.01 per share; authorized: 37,205,060 shares in
   1996 and 48,755,952 shares in 1995; none issued                                                  --              --
  Common stock, par value $.01 per share; authorized: 2,500,000,000 shares; issued
    and outstanding: 885,080,264 shares in 1996 and 386,485,278 shares in 1995                     8,851           3,865
  Additional paid-in capital                                                                  14,855,881       1,903,282
  Unrealized holding gain on marketable equity securities                                         28,832            --
  Retained earnings (deficit)                                                                 (1,933,716)        280,522
                                                                                            ------------    ------------
        Total shareholders' investment                                                        12,959,976       2,187,681
                                                                                            ------------    ------------
                                                                                            $ 19,861,977    $  6,656,629
                                                                                            ============    ============

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)


                                                                  For the Year Ended December 31,
                                                              -----------------------------------------
                                                                 1996           1995           1994
                                                              -----------    -----------    -----------

Revenues                                                      $ 4,485,130    $ 3,696,345    $ 2,245,663
                                                              -----------    -----------    -----------

Operating expenses:
  Line costs                                                    2,457,102      2,030,635      1,465,674
  Selling, general and administrative                             828,673        677,895        441,893
  Depreciation and amortization                                   303,301        312,671        164,362
  Provision to reduce carrying value of certain assets            402,000           --           48,500
  Direct merger costs                                                --             --           15,002
  Restructuring and other charges                                 198,148           --           43,704
  Charge for in-process research and development                2,140,000           --             --
                                                              -----------    -----------    -----------
        Total                                                   6,329,224      3,021,201      2,179,135
                                                              -----------    -----------    -----------
Operating income (loss)                                        (1,844,094)       675,144         66,528
Other income (expense):
  Interest expense                                               (221,801)      (249,216)       (47,303)
  Shareholder litigation settlement                                  --             --          (76,000)
  Miscellaneous                                                     6,479         11,801          6,078
                                                              -----------    -----------    -----------
Income (loss) before income taxes and extraordinary item       (2,059,416)       437,729        (50,697)
Provision for income taxes                                        129,528        171,458         73,316
                                                              -----------    -----------    -----------
Net income (loss) before extraordinary item                    (2,188,944)       266,271       (124,013)
Extraordinary item (net of income taxes of $15,621 in 1996)       (24,434)          --             --
                                                              -----------    -----------    -----------
Net income (loss)                                              (2,213,378)       266,271       (124,013)
Preferred dividend requirement                                        860         18,191         27,766
Special dividend payment to Series 1 preferred shareholder           --           15,000           --
                                                              -----------    -----------    -----------
Net income (loss) applicable to common shareholders           $(2,214,238)   $   233,080    $  (151,779)
                                                              ===========    ===========    ===========


Earnings (loss) per common share -
 Net income (loss) before
  extraordinary item:
      Primary                                                 $     (5.50)   $      0.64    $     (0.48)
      Fully diluted                                                 (5.50)          0.64          (0.48)
  Extraordinary item                                                (0.06)          --             --
  Net income (loss):
      Primary                                                       (5.56)          0.64          (0.48)
      Fully diluted                                                 (5.56)          0.64          (0.48)

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                  For the Three Years Ended December 31, 1996
                                 (In Thousands)


                                                 Series A               Series B          Series 1 Preferred
                                             Preferred Stock         Preferred Stock            Stock
                                          ----------------------- ---------------------- ---------------------
                                            Shares      Amount     Shares      Amount     Shares     Amount
                                          --------------------------------------------------------------------
Balances, December 31, 1993                       -      $     -         -      $     -    10,897      $  109
Exercise of stock options                         -            -         -            -         -           -
Common stock issued                               -            -         -            -         -           -
Tax adjustment resulting from exercise
 of stock options                                 -            -         -            -         -           -
Shares issued for acquisitions                    -            -         -            -         -           -
Net loss                                          -            -         -            -         -           -
Cash dividends on preferred
  stock                                           -            -         -            -         -           -
                                          --------------------------------------------------------------------
Balances, December 31, 1994                       -            -         -            -    10,897         109
Exercise of stock options                         -            -         -            -         -           -
Conversion of Series 1 Preferred Stock            -            -         -            -   (10,897)       (109)
Conversion of Series 2 Preferred Stock            -            -         -            -         -           -
Tax adjustment resulting from exercise
 of stock options                                 -            -         -            -         -           -
Cash for fractional shares                        -            -         -            -         -           -
Shares issued for acquisitions                    -            -         -            -         -           -
Net income                                        -            -         -            -         -           -
Cash dividends on preferred
  stock                                           -            -         -            -         -           -
                                          --------------------------------------------------------------------
Balances, December 31, 1995                       -            -         -            -         -           -
Exercise of stock options                         -            -         -            -         -           -
Conversion of Series 2 Preferred Stock            -            -         -            -         -           -
Conversion of IDB convertible notes               -            -         -            -         -           -
Tax adjustment resulting from exercise
 of stock options                                 -            -         -            -         -           -
Net change in unrealized holding gain on
  marketable equity securities                    -            -         -            -         -           -
Shares issued for acquisitions                   95            1    12,700          127         -           -
Net loss                                          -            -         -            -         -           -
Cash dividends on preferred
  stock                                           -            -         -            -         -           -
                                          --------------------------------------------------------------------
Balances, December 31, 1996                      95      $     1    12,700      $   127         -      $    -
                                          ====================================================================
                                           Series 2 Preferred                               Additional                   Retained
                                                 Stock                Common Stock           Paid-in      Unrealized     Earnings
                                          ------------------------------------------------
                                           Shares     Amount       Shares       Amount       Capital     Holding Gain   (Deficit)
                                          ---------------------  -------------------------------------------------------------------
Balances, December 31, 1993                  2,000      $   20      306,908      $  3,069   $ 1,706,084      $      -      $206,156
Exercise of stock options                        -           -        6,418            64        15,863             -             -
Common stock issued                              -           -        4,390            44        22,949             -        (6,935)
Tax adjustment resulting from exercise
 of stock options                                -           -            -             -        15,918             -             -
Shares issued for acquisitions                   -           -        1,569            15        17,377             -             -
Net loss                                         -           -            -             -             -             -      (124,013)
Cash dividends on preferred
  stock                                          -           -            -             -             -             -       (27,766)
                                          ---------------------  -------------------------------------------------------------------
Balances, December 31, 1994                  2,000          20      319,285         3,192     1,778,191             -        47,442
Exercise of stock options                        -           -       18,966           190        90,342             -             -
Conversion of Series 1 Preferred Stock           -           -       43,754           438          (329)            -             -
Conversion of Series 2 Preferred Stock        (756)         (8)       3,200            32           (24)            -             -
Tax adjustment resulting from exercise
 of stock options                                -           -            -             -        22,280             -             -
Cash for fractional shares                       -           -            -             -           (15)            -             -
Shares issued for acquisitions                   -           -        1,280            13        12,837             -             -
Net income                                       -           -            -             -             -             -       266,271
Cash dividends on preferred
  stock                                          -           -            -             -             -             -       (33,191)
                                          ---------------------  -------------------------------------------------------------------
Balances, December 31, 1995                  1,244          12      386,485         3,865     1,903,282             -       280,522
Exercise of stock options                        -           -        6,416            64        39,695             -             -
Conversion of Series 2 Preferred Stock      (1,244)        (12)       5,266            53           (40)            -             -
Conversion of IDB convertible notes              -           -       10,266           103       190,971             -             -
Tax adjustment resulting from exercise
 of stock options                                -           -            -             -        32,726             -             -
Net change in unrealized holding gain on
  marketable equity securities                   -           -            -             -             -        28,832             -
Shares issued for acquisitions                   -           -      476,647         4,766    12,689,247             -             -
Net loss                                         -           -            -             -             -             -    (2,213,378)
Cash dividends on preferred
  stock                                          -           -            -             -             -             -          (860)
                                          ------------------------------------------------------------------------------------------
Balances, December 31, 1996                      -      $    -      885,080      $  8,851 $  14,855,881      $ 28,832 $  (1,933,716)
                                          ==========================================================================================




The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                       For the Year Ended December 31,
                                                                  -----------------------------------------
                                                                      1996           1995          1994
                                                                  -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                 $(2,213,378)   $   266,271    $  (124,013)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary item                                                 24,434           --             --
    Provision to reduce carrying value of certain assets              402,000           --           48,500
    Restructuring and other charges                                   198,148           --             --
    Charge for in-process research and development                  2,140,000           --             --
    Depreciation  and amortization                                    303,301        312,671        164,362
    Provision for losses on accounts receivable                        57,678         40,250         59,202
    Provision for shareholder litigation                                 --             --           76,000
    Provision for deferred income taxes                                58,449        171,425         24,461
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable                                          (206,507)       (83,808)      (150,817)
        Income taxes, net                                              40,831         (6,351)        21,505
        Other current assets                                          (76,568)         1,003        (15,143)
        Accrued line costs                                               (970)        63,830         18,629
        Shareholder litigation reserve                                   --          (75,000)          --
        Accounts payable and other current liabilities                 79,567        (63,165)       105,188
    Other                                                              (8,867)       (10,469)        17,602
                                                                  -----------    -----------    -----------
Net cash provided by operating activities                             798,118        616,657        245,476
                                                                  -----------    -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                               (657,061)      (359,281)      (194,340)
  Sale of short-term investments, net                                    --            1,000         11,672
  Acquisitions and related costs                                      116,053     (2,766,355)       (91,750)
  Increase in intangible assets                                       (60,056)       (46,062)       (14,877)
  Proceeds from disposition of long-term assets                        21,962         34,970          3,080
  Increase in other assets                                           (131,450)        (8,171)        (8,585)
  Decrease in other liabilities                                       (42,284)       (83,553)       (42,018)
                                                                  -----------    -----------    -----------
Net cash used in investing activities                                (752,836)    (3,227,452)      (336,818)
                                                                  -----------    -----------    -----------
Cash flows from financing activities:
  Borrowings                                                          113,000      2,712,159         78,599
  Principal payments on debt                                          (16,696)      (138,276)       (41,643)
  Common stock issuance                                                39,759         90,532         38,431
  Dividends paid on preferred stock                                      (860)       (33,191)       (27,766)
  Other                                                                  --            1,828            969
                                                                  -----------    -----------    -----------
Net cash provided by financing activities                             135,203      2,633,052         48,590
                                                                  -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                  180,485         22,257        (42,752)
Cash and cash equivalents at beginning of period                       42,244         19,987         62,739
                                                                  -----------    -----------    -----------
Cash and cash equivalents at end of period                        $   222,729    $    42,244    $    19,987
                                                                  ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1)      THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -

DESCRIPTION OF BUSINESS AND ORGANIZATION:

WorldCom, Inc., a Georgia corporation ("WorldCom" or the "Company"), is one of the four largest long distance telecommunications companies in the United States, serving customers domestically and internationally. The Company provides long distance telecommunications services to business, consumer and other carrier customers, through its network of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations, with service to points throughout the nation and the world. The products and services provided by WorldCom include: switched and dedicated long distance and local products, 800 services, calling cards, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access ATM-based backbone service and interconnection via network access points ("NAPs") to Internet Service Providers.

THE MERGERS:

On December 31, 1996, WorldCom, through a wholly owned subsidiary, merged with MFS Communications Company, Inc. ("MFS") in a transaction accounted for as a purchase. The excess purchase price over net tangible assets acquired has been allocated to in-process research and development projects (See Note 3), goodwill, developed technology and assembled workforce. MFS provides telecommunications services and systems for business and government customers. MFS is a leading provider of alternative local network access facilities via digital fiber optic cable networks that it has installed in and around approximately 41 United States cities, and in several major European cities. MFS also provides domestic and international long distance telecommunications services via its network platform, which consists of MFS- owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

As a result of the merger (the "MFS Merger"), each share of MFS common stock was converted into the right to receive 2.1 shares of WorldCom common stock (the "Common Stock") or approximately 471.0 million WorldCom common shares in the aggregate. Each share of MFS Series A 8% Cumulative Convertible Preferred Stock ("MFS Series A Preferred Stock") was converted into the right to receive one share of Series A 8% Cumulative Convertible Preferred Stock of WorldCom ("WorldCom Series A Preferred Stock") or 94,922 shares of WorldCom Series A Preferred Stock in the aggregate. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of Series B Convertible Preferred Stock of WorldCom ("WorldCom Series B Preferred Stock") or approximately 12.7 million shares of WorldCom Series B Preferred Stock in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of WorldCom Series A Preferred Stock.

Upon effectiveness of the MFS Merger, the then outstanding and unexercised options and warrants exercisable for shares of MFS common stock were converted into options and warrants, respectively, exercisable for shares of Common Stock having substantially the same terms and conditions as the MFS options and warrants, except that (i) the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.1 and (ii) the holders of each then outstanding and unexercised MFS Shareworks Plus Award granted under the MFS 1993 Stock Plan instead received the cash value of such option in accordance with the terms of such plan.

On August 12, 1996, MFS acquired UUNET Technologies, Inc. ("UUNET") through a merger of a subsidiary of MFS with and into UUNET (the "UUNET Acquisition"). UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and consulting services to businesses, professionals and on-line services providers. UUNET provides both dedicated and dial-up Internet access, and other applications and services which include Web server hosting and integration services, client software and security products, training, and network integration and consulting services.

On December 30, 1994, WorldCom, through a wholly owned subsidiary, merged with IDB Communications Group, Inc., a Delaware corporation ("IDB"), and in connection therewith issued approximately 71.8 million shares of Common Stock, for all of the outstanding shares of IDB common stock, (the "IDB Merger"). In addition, WorldCom assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. On July 15, 1996, WorldCom announced that it had exercised its option to redeem on August 16, 1996 all of the outstanding IDB notes. Prior to such redemption date, a majority of the holders of the IDB notes elected to convert their notes into WorldCom common stock, resulting in the issuance of approximately 10.3 million shares of WorldCom Common Stock. The IDB Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the IDB Merger have been restated to include the results of IDB for all periods presented.

On September 15, 1993, a three-way merger occurred whereby (i) Metromedia Communications Corporation, a Delaware corporation ("MCC"), merged with and into Resurgens Communications Group, Inc., a Georgia corporation ("Resurgens"), and (ii) LDDS Communications, Inc., a Tennessee corporation ("LDDS-TN"), merged with and into Resurgens (the "Prior Mergers"). The Prior Mergers were accounted for as a purchase.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts for cash, marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter into similar financial instruments. The recorded amounts for all other long-term debt of the Company approximate fair values.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents. The Company has classified all marketable securities other than cash equivalents as available- for-sale. At December 31, 1996, the amortized cost of the Company's marketable securities equals the estimated fair value. Fair values are estimated based on quoted market prices.

Marketable securities at December 31, 1996 are as follows:

                                                                                                             Estimated
                                                                                                            Fair Value
                                                                                                            ----------
              United States Treasury and other United States government corporations and agencies debt
              securities                                                                                      $443,175
              Corporate debt securities                                                                        329,335
                                                                                                            ----------
                                                                                                            $  772,510
                                                                                                            ==========


The estimated fair value of marketable securities at December 31, 1996, by contractual maturity are as follows:


                                                                                                             Estimated
                                                                                                            Fair Value
                                                                                                            ----------
              Due within 1 year                                                                               $567,082
              Due after 1 year through 5 years                                                                 200,380
              Due after 5 years through 10 years                                                                 1,012
              Due after 10 years                                                                                 4,036
                                                                                                            ----------
                                                                                                              $772,510
                                                                                                            ==========


These securities were included in the net assets acquired in connection with the MFS Merger. Accordingly, there was no sales activity in available-for-sale securities for the twelve months ended December 31, 1996.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

         Transmission equipment                    5 to 45 years
         Communications equipment                  5 to 25 years
         Furniture, fixtures and other             5 to 30 years

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

The Company constructs certain of its own transmission systems and related facilities. All internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such costs were $28.7 million ($7.6 million in interest), $14.7 million ($4.9 million in interest), and $6.8 million ($1.2 million in interest), in 1996, 1995, and 1994, respectively.

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED:

The major classes of intangible assets are summarized below (in thousands):

                                                                                            December 31,
                                                  Amortization Period                      1996          1995
                                                  -------------------                 ----------     ----------

Goodwill                                          5 to 40 years                       $12,464,556    $4,417,964
Software development                              5 years                                 112,702        89,478
Developed technology                              5 years                                 400,000            -
Other intangibles                                 5 to 10 years                           327,876        89,208
                                                                                      ----------     ----------
                                                                                       13,305,134     4,596,650
Less accumulated amortization                                                             357,702       303,898
                                                                                      ----------     ----------
                                                                                      $12,947,432    $4,292,752
                                                                                      ===========    ==========

Intangible assets are amortized using the straight-line method for the periods noted above.

Goodwill is recognized for the excess of the purchase price of the various business combinations over the value of the identifiable net tangible and intangible assets acquired. See Note 2. Realization of acquisition-related intangibles, including goodwill, is periodically assessed by the management of the Company based on the current and expected future profitability and cash flows of acquired companies and their contribution to the overall operations of WorldCom.

Costs incurred to develop software for internal use are capitalized as incurred. Developed technology represents the allocation of purchase price in the MFS Merger.

LINE INSTALLATION COSTS:

The Company defers the costs associated with the installation of local access lines and other network facilities. Amortization of these costs is provided over five years using the straight-line method. Accumulated amortization on line installation costs was $55.1 million and $41.0 million as of December 31, 1996 and 1995, respectively.

UNREALIZED HOLDING GAIN ON MARKETABLE EQUITY SECURITIES:

In the second quarter of 1996, one of the Company's equity investments became publicly traded. This investment, previously recorded at cost, has been classified as an available-for-sale security under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, this investment is recorded at its fair value of approximately $49.7 million at December 31, 1996, and is included in other assets in the accompanying consolidated financial statements. The unrealized holding gain on this marketable equity security, net of taxes, is included as a component of shareholders' investment at December 31, 1996.

OTHER LONG-TERM LIABILITIES:

At December 31, 1996 and 1995, other long-term liabilities includes $137.2 million and $149.3 million, respectively, related to estimated costs of closing duplicate facilities of acquired entities, and other non-recurring costs arising from various acquisitions and mergers. See Note 2.

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

ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC:

The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of most switched voice operating agreements, as well as established Federal Communications Commission ("FCC") policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to foreign carrier. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon settlement rate. Although the Company can estimate the amount of inbound traffic it will receive, under the FCC's proportional share policy, it generally must wait up to six months before it actually receives the inbound traffic.

EXTRAORDINARY ITEMS:

In the second quarter of 1996, the Company recorded charges for extraordinary items totaling $24.4 million, net of income tax benefit of $15.6 million. The items consisted of $4.2 million in connection with the Company's debt refinancing, as discussed in Note 4 and $20.2 million related to a write-off of deferred international costs. Previously, a portion of the outbound call fee due the foreign carrier was deferred and accounted for as a cost attributable to the revenue associated with the inbound call. Currently, the outbound call fee due the foreign carrier is expensed as incurred. This change in accounting for international line costs was immaterial to the results of operations.

LINE COSTS:

Line costs primarily include all payments to local exchange carriers ("LECs"), interexchange carriers and post telephone and telegraph administrations ("PTTs") primarily for access and transport charges.

INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provisions of the enacted tax laws. See Note 10.

EARNINGS PER SHARE:

For the year ended December 31, 1995, earnings per share was calculated based on the weighted average number of shares outstanding during the period plus the dilutive effect of stock options and warrants determined using the treasury stock method. For the years ended December 31, 1996 and 1994, earnings per share were calculated based on the weighted average number of shares outstanding during the period. The effect of common stock equivalents was not considered in 1996 and 1994 because the effect of such options and warrants would have been anti-dilutive.

Average common shares and common equivalent shares utilized were 397,890,000; 386,898,000; and 315,610,000, respectively, for primary earnings per share and 397,890,000; 402,990,000; and 315,610,000, respectively, for fully diluted earnings per share, for the years ended December 31, 1996, 1995 and 1994.

STOCK SPLITS:

On May 23, 1996, the Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend which was distributed on July 3, 1996 to shareholders of record on June 6, 1996. On November 18, 1993, the Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend which was distributed on January 6, 1994, to shareholders of record on December 7, 1993. All per share data and numbers of common shares have been retroactively restated to reflect these stock splits.

CONCENTRATION OF CREDIT RISK:

A portion of the Company's revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service. As a result, the Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers' financial condition and, at times, requires collateral from its customers to support its receivables, usually in the form of assignment of its customers' receivables to the Company in the event of nonpayment. Additionally, marketable securities potentially subject the Company to concentration of credit risks, but is limited due to investments in short-term, investment grade securities.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1996, the FASB issued SFAS No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. WorldCom believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

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

(2)      BUSINESS COMBINATIONS -

On December 31, 1996, WorldCom completed the MFS Merger. The MFS Merger is being accounted for as a purchase; accordingly, the operating results are not reflected in the consolidated results of operations. On January 5, 1995, WorldCom completed the acquisition of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc., for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities.

The Company has acquired other telecommunications companies offering similar or complementary services to those offered by the Company. Such acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of the Company's common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through the Company's bank loan agreements. See Note 4.

Most of the acquisitions have been accounted for as purchases and resulted in an excess of the purchase costs over the net tangible assets acquired. These costs, composed primarily of goodwill, are amortized over 5 to 40 years using the straight-line method. The results of those purchased businesses have been included since the dates of acquisition. Business combinations which have been accounted for as poolings-of-interests have been included in all periods presented. The table below sets forth information concerning certain other recent acquisitions which were accounted for as purchases.

                                                                     PURCHASE PRICE
                                                              ------------------------------
                                                                              Shares Issued
                                                                           -----------------
Acquired Entity                         Acquisition Date      Cash         Number      Value        Goodwill
---------------                         ----------------      ----         ------      -----        --------
                                                                       (In thousands)
WilTel                                 January 1995       $2,500,000            -           -     $2,216,909

MFS                                    December 1996               -            *           *      8,333,669

------------------------

* See the third paragraph of Note 1 for a description of the common and preferred shares.

In addition to those acquisitions listed above, the Company or its predecessors completed several smaller acquisitions during 1994 through 1996.

The initial purchase price allocations for the MFS Merger is based on current estimates and the Company will make the final purchase price allocation based upon final values for certain assets and liabilities. As a result, the final purchase price allocations may differ from the presented estimate.

The following unaudited pro forma combined results of operations for the Company assume that the MFS Merger and the UUNET Acquisition were completed on January 1, 1995.

                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                                    1996            1995
                                                                 ----------     ------------
                                                            (In thousands, except per share data)

         Revenues                                                 $5,635,223       $4,323,777
         Loss before extraordinary item                           (2,767,906)        (272,665)
         Loss applicable to common shareholders                   (2,792,340)        (272,665)
         Loss per common share:
            Loss before extraordinary item                            ($3.18)          ($0.37)
            Net  loss                                                 ($3.21)          ($0.37)

These pro forma amounts represent the historical operating results of these acquired entities combined with those of the Company with appropriate adjustments which give effect to interest expense, amortization and the common shares issued. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MFS and UUNET had been operated by current management during the periods presented because these amounts do not reflect full network optimization and the synergistic effect on operating, selling, general and administrative expenses.

(3)      DIRECT MERGER COSTS, RESTRUCTURING AND OTHER CHARGES -

RESTRUCTURING AND OTHER CHARGES:

In the fourth quarter of 1996, the Company recorded charges for employee severance, employee compensation charges, alignment charges and costs to exit unfavorable telecommunications contracts.

Additionally, during the fourth quarter of 1994, as a result of the IDB Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate personnel, physical facilities and service capacity, to abandon certain products and marketing activities, and to take further advantage of the synergies available to the combined entities. Accordingly, the Company charged to operations, the estimated costs of such reorganization and restructuring activities, including employee severance, physical facility abandonment, and duplicate service capacity.

The following table reflects the components of the significant items shown as restructuring and other charges in 1996 and 1994 (in thousands):

                                                                   For the Year Ended December 31,
                                                                 ----------------------------------
                                                                        1996            1994
                                                                      --------        ---------
Severance and other employee related costs                           $  57,916        $  18,702
Duplicate facilities and other restructuring                                -            13,990
Provision for settlement of certain legal issues                            -             8,000
Reduction in carrying amount of certain assets                              -             2,423
Costs to exit unfavorable telecommunications contracts                 134,866               -
Other                                                                    5,366              589
                                                                     ---------        ---------
                                                                     $ 198,148        $  43,704
                                                                     =========        =========


As of December 31, 1996 and 1995, the accompanying consolidated financial statements reflect $166.4 million and $5.3 million, respectively, in other current liabilities and $2.5 million and $5.6 million, respectively, in other long-term liabilities, in connection with the restructuring and other charges.

DIRECT MERGER COSTS:

During 1994, the Company recorded direct merger costs of $15.0 million related to the IDB Merger. These costs included professional fees, proxy solicitation costs, travel and related expenses and certain other direct costs attributable to this merger.

PROVISION TO REDUCE THE CARRYING VALUE OF CERTAIN ASSETS:

In the second quarter of 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecommunications Act of 1996 (the "Telecom Act"), and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $344 million after-tax. On a pre-tax basis, the write-down was $402 million and included $139 million for network facilities and $263 million for non-core businesses, primarily operator services goodwill. Fair value of the non-core business was determined by estimating the present value of future cash flows to be generated from those operations while the majority of the network facilities were recorded at net salvage value due to anticipated early disposal.

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

During 1994 several events occurred which caused the Company to evaluate the realization of its investment in the assets of IDB Broadcast. These events included a proposed but never consummated sale of IDB Broadcast at amounts significantly below book value, and the continued emergence of telecommunications as the core business of IDB (making IDB Broadcast a non-core operation). These factors, combined with broad economic factors adversely impacting broadcast assets in general, have caused a decline in the value of the Company's investment in these assets. Broadcast services comprise less than 1% of WorldCom's consolidated revenues.

The Company assessed the impact of these factors relative to its ability to recover the recorded values of these broadcast assets, and determined that such values should be reduced. Accordingly, the Company recorded adjustments of $48.5 million, to reduce the carrying value of these broadcast assets (primarily intangible assets and property and equipment) to the Company's best estimate of the net realizable value. During 1995, the Company sold its simulcasting operations and entered into an agreement to outsource the management of the remaining IDB Broadcast operations.

CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT:

In the fourth quarter of 1996, the Company recorded a $2.14 billion charge for in-process research and development related to the MFS Merger. The charge is based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the merger. At the date of the MFS Merger, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses. The expense includes $1.6 billion associated with UUNET and $0.54 billion related to MFS.

(4)      LONG-TERM DEBT -

Long-term debt outstanding consists of the following (in thousands):

                                                                               December 31,
                                                                         -----------------------
                                                                          1996            1995
                                                                       ----------       ----------
Revolving credit agreements                                            $3,284,500       $3,171,500
Senior Discount Notes due 2006                                            674,520               -
Senior Discount Notes due 2004                                            685,838               -
Convertible subordinated notes                                                -            195,500
Other debt (maturing through 2001)                                        181,147           26,914
                                                                       ----------       ----------
                                                                        4,826,005        3,393,914
Less:  Short-term debt and current maturities                              22,424        1,113,816
                                                                       ----------       ----------
                                                                       $4,803,581       $2,280,098
                                                                       ==========       ==========

On June 28, 1996, WorldCom replaced its then existing $3.41 billion credit facilities (the "Previous Facilities") with a new $3.75 billion revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility were used to refinance the Previous Facilities and will be used to finance capital expenditures and provide additional working capital. As a result of the refinancing, WorldCom recorded an extraordinary charge of $4.2 million, net of $2.7 million in taxes, related to the charge-off of the unamortized portion of costs associated with the Previous Facilities.

The Credit Facility has a five-year term and bears interest, payable in varying periods, depending on the interest periods, not to exceed six months, at rates selected by the Company under the terms of the Credit Facility including a Base Rate or the London Interbank Offering Rate ("LIBOR"), plus applicable margin. The applicable margin for LIBOR rate borrowings varies from 0.35% to 0.875% based upon a specified financial test. The Credit Facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by WorldCom and restricts the payment of cash dividends to WorldCom's shareholders. The Credit Facility is also subject to an annual commitment fee not to exceed 0.25% of any unborrowed portion of the Credit Facility. For the year ended December 31, 1996, the weighted average interest rate under the Credit Facility was 6.3%.

Borrowings under the Credit Facility bear interest at rates that fluctuate with prevailing short-term interest rates. Under the provisions of the Credit Facility, the Company is required to hedge 25% of its debt against adverse interest movements in short-term rates. The Company believes that it can adequately address this requirement through financial hedging measures or increasing the amount of fixed rate debt outstanding.

In connection with the MFS Merger, the Company acquired the MFS Senior Discount Notes due January 15, 2004 (the "1994 Notes") and the MFS Senior Discount Notes due January 15, 2006 (the "1996 Notes") (collectively, the "MFS Notes").

MFS is accruing to the principal amount of the 1994 Notes of $788,320,000 through January 1999. Cash interest will not accrue on the 1994 Notes prior to January 15, 1999, however, MFS may elect to commence the accrual of cash interest at any time prior to that date. Commencing July 15, 1999 cash interest will be payable semi-annually.

On or after January 15, 1999, the 1994 Notes will be redeemable at the option of MFS, in whole or in part from time to time, at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the twelve months beginning January 15 of the years indicated below, in each case together with interest accrued to the redemption date.

                 Year                                       Percentage
                 ----                                       ----------
          1999                                               103.52%
          2000                                               102.34%
          2001                                               101.17%
          2002 and thereafter                                100.00%

MFS is accruing to the principal amount of the 1996 Notes of $924,000,000 through January 2001. Cash interest will not accrue on the 1996 Notes prior to January 15, 2001, however, MFS may elect to commence the accrual of cash interest at any time prior to that date. Commencing January 15, 2001, cash interest will be payable semi-annually.

On or after January 15, 2001, the 1996 Notes will be redeemable at the option of MFS, in whole or in part from time to time, at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the twelve months beginning January 15 of the year indicated below, in each case together with interest accrued to the redemption date:


                 Year                                       Percentage
                 ----                                       ----------
          2001                                               103.32%
          2002                                               102.21%
          2003                                               101.11%
          2004 and thereafter                                100.00%


In connection with the MFS Merger, WorldCom offered to repurchase the MFS Notes at 101% of the accreted value as of February 27, 1997. The offer to repurchase ended February 27, 1997. As of the expiration of the offer, approximately $14.3 million of the MFS Notes were repurchased. The MFS Notes are senior unsecured obligations of MFS and are subordinated to all current and future indebtedness of MFS' subsidiaries, including trade accounts payable.

The MFS Notes contain certain covenants which, among other things, restrict MFS' ability to incur additional debt, create liens, enter into sale-leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates and sell assets or merge with another company.

During 1996, WorldCom exercised its option to redeem on August 16, 1996, all of the outstanding IDB WorldCom, Inc. 5% Convertible Subordinated Notes due 2003 (the "Notes"), at a price equal to 103.5% of the principal amount, plus accrued and unpaid interest. Prior to such redemption date, substantially all of the holders of the Notes elected to convert their notes into Common Stock, resulting in the issuance of approximately 10.3 million shares of Common Stock.

The aggregate principal repayments and reductions required in each of the years ending December 31, 1997 through December 31, 2001 and thereafter for the Company's long-term debt including capital leases is as follows (in thousands):

       1997                                           $   22,424
       1998                                               45,521
       1999                                               43,680
       2000                                               49,605
       2001                                            3,291,031
       Thereafter                                      1,373,744
                                                      ----------
                                                      $4,826,005
                                                      ==========

(5)    PREFERRED STOCK -

In connection with the MFS Merger, the Company issued 9,499,200 depositary shares (the "Depositary Shares"), each representing 1/100th interest in a share of WorldCom Series A Preferred Stock. There is an established public trading market for the WorldCom Series A Preferred Stock. The Depositary Shares are traded on the Nasdaq National Market under the trading symbol "WCOMP."

Each Depositary Share is mandatorily convertible into 4.2 shares of Common Stock on May 31, 1999. The Depositary Shares are also redeemable at the option of the Company in exchange for shares of Common Stock on or after May 31, 1998 at a ratio that will vary depending upon certain factors, including the date of redemption, the market price of the Common Stock at the time of redemption and the amount of accrued and unpaid dividends. The Depositary Shares are also convertible at the option of the holder at any time into 3.44274 shares of Common Stock for each Depositary Share, plus unpaid dividends.

The Depositary Shares are entitled to receive dividends, when, as and if declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of Common Stock, at the election of the Company. The Company paid the initial dividend on February 28, 1997 in cash.

The Depositary Shares are entitled to vote on the basis of 0.10 of a vote for each Depositary Share held (equivalent to 10 votes for each share of WorldCom Series A Preferred Stock). The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the sum of (a) $3,350 per share and (b) all accrued and unpaid dividends thereon to the date of liquidation and (ii) the value or the shares of Common Stock into which such Series A Preferred Stock are convertible on the date of liquidation.

The WorldCom Series B Preferred Stock is convertible into shares of Common Stock at any time at a conversion rate of 0.0973912 shares of Common Stock for each share of WorldCom Series B Preferred Stock (an effective initial conversion price of $10.268 per share of Common Stock). Dividends on the WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of Common Stock at the Company's election.

The WorldCom Series B Preferred Stock is also redeemable at the option of the Company at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends. The redemption price will be payable in cash or shares of Common Stock at the Company's election.

The WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation.

As a result of the Prior Mergers, 10,896,785 shares of the Series 1 Preferred Stock were issued to Metromedia, the sole stockholder of MCC. Also in 1993, the IDB convertible preferred stock issued in connection with the acquisition of World Communications, Inc. was converted into common stock of IDB.

In connection with the announcement in May 1996, that the Company would redeem its Series 2 Preferred Stock on June 5, 1996, all of the remaining outstanding Series 2 Preferred Stock was converted into 5,266,160 shares of Common Stock in the second quarter of 1996.

In August 1995, Metromedia converted its Series 1 Preferred Stock into 61.7 million shares of WorldCom Common Stock. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

(6)    SHAREHOLDER RIGHTS PLAN -

On August 25, 1996, the Board of Directors of WorldCom declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series 3 Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock") of the Company at a price of $160.00 per one one-thousandth of a share of Junior Preferred Stock (the "Purchase Price"), subject to adjustment.

The Rights generally will be exercisable only after the close of business on the tenth business day following the date of public announcement or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of voting stock of the Company without the prior express written consent of the Company, by a person which, upon consummation, would result in such party's control of 15% or more of the Company's voting stock. The Rights will expire, if not previously exercised, exchanged or redeemed, on September 6, 2006.

If any person or group acquires 15% or more of the Company's outstanding voting stock without prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of the Company's Common Stock as shall equal the result obtained by multiplying the then current Purchase Price by the number of one one-thousandths of a share of Junior Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of Common Stock.

If any person or group acquires more than 15% of the outstanding Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of Common Stock.

If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where Common Stock is exchanged or changed or 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number one one-thousandths of a share of Junior Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

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

(7)    LEASES AND OTHER COMMITMENTS -

The Company leases office facilities and certain equipment under noncancellable operating leases having initial or remaining terms of more than one year. In addition, the Company leases a right-of-way from a railroad company under a fifteen-year lease with three fifteen-year renewal options. The Company is also obligated under rights-of-way and franchise agreements with various entities for the use of their rights-of-way for the installation of its telecommunications systems. Rental expense under these operating leases was $56.7 million, $45.1 million, and $30.9 million, in 1996, 1995 and 1994, respectively.

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

       At the end of 1996, minimum lease payments under noncancellable operating leases and commitments were as follows (in thousands):

                              Minimum Lease Payments
                      -------------------------------------
                           Office
                         Facilities
                            and        Telecommunication

               Year      Equipment        Facilities         Total
               ----      ---------        ----------        --------
               1997       $60,817          $185,559         $246,376
               1998        54,529            94,921          149,450
               1999        44,291            86,115          130,406
               2000        34,185            86,335          120,520
               2001        25,894            82,742          108,636


Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

Pursuant to an agreement with a joint venture, the Company is obligated to invest up to $75 million over the next two years in the form of capital contributions and to pay $60 million over the next four years to purchase an indefeasible right of use for certain undersea capacity that is being constructed by the joint venture between the United States and Europe. WorldCom also has agreements with a company that installs, operates and maintains certain WorldCom data processing, telecommunications and billing systems. The agreements expire in 2000 and are renewable on an annual basis thereafter. The agreements require minimum annual payments of approximately $17.3 million.

During 1996, the Company's existing receivables purchase agreement generated additional proceeds of $79.6 million, bringing the total amount outstanding to $375.0 million. The Company used these proceeds to reduce outstanding debt under the Company's Credit Facility. As of December 31, 1996, the purchaser owned an undivided interest in a $821.7 million pool of receivables which includes the $375.0 million sold.

(8)    CONTINGENCIES -

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

The United States Attorney's Office for the Central District of California (the "United States Attorney's Office") issued grand jury subpoenas to IDB and WorldCom in 1994 and 1995 seeking documents relating to IDB's first quarter of 1994 results, the resignation of Deloitte & Touche LLP as IDB's auditors, trading in IDB securities and other matters. In October 1996, the United States Attorney's Office entered into an agreement with WorldCom not to criminally prosecute IDB with respect to IDB's financial reporting on or before January 1, 1995 (including but not limited to the resignation of Deloitte & Touche LLP), trading in IDB securities, misuse of IDB's assets, attempts to obstruct the proceedings of the SEC and other matters. The agreement does not cover potential violations of the federal tax code and is expressly contingent upon the cooperation of IDB and WorldCom with the United States Attorney's Office, the Federal Bureau of Investigation and any other federal law enforcement agency, including the SEC.

FEDERAL REGULATION. On February 8, 1996, President Clinton signed the Telecom Act, which permits, without limitation, the Bell Operating Companies (the "BOCs") to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the Federal Communications Commission (the "FCC") that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

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

On December 24, 1996, the FCC released a Notice of Proposed Rulemaking ("NPRM") seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. The NPRM seeks comment on a number of proposals for a series of reform to the existing switched access charge rate structure rules that are designed to eliminate economic inefficiencies. In addition, the FCC proposes to use, either alternatively or in combination, two approaches for addressing: claims that access charges are excessive; a transition to economic based pricing of access charges; and, for deregulation of incumbent local exchange carriers as competition develops. The FCC is evaluating the use of either a market-based approach, a prescriptive approach or a combination of both. Such charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of this proceeding will have a material impact upon its financial position or results of operations.

In the NPRM, the FCC tentatively concluded that information services providers (including among others Internet service providers) should not be subject to existing interstate access charges. However, the FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional services and technologies. The FCC issued on December 24, 1996, a Notice of Inquiry to seek comment on whether it should, in addition to access charge reform, consider actions relating to interstate information services and the Internet. Changes in the regulatory environment relating to the telecommunications or Internet-related services industry could have an adverse effect on the Company's Internet-related services business. The Telecom Act may permit telecommunications companies, BOCs or others to increase the scope or reduce the cost of their Internet access services. The Company cannot predict the effect that the Notice of Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its business.

INTERNATIONAL. In December 1996, the FCC adopted a new policy that will make it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes.
In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that will have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. As a result of the Agreement, WorldCom expects the FCC, among other things, to reexamine its policies regarding (i) the services that may be provided by foreign owned United States international common carriers, including carriers owned or controlled by foreign carriers that have market power in their home markets, and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes. Although the FCC's new flexible settlement rate policy, and the WTO Agreement and any ensuing FCC policy changes, may result in lower costs to the Company to terminate international traffic, there is a risk that the revenues that the Company receives from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of WorldCom, which may face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

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

(9)    EMPLOYEE BENEFIT PLANS -

STOCK OPTION PLANS:

The Company has several stock option plans under which options to acquire up to
164.3 million shares may be granted to directors, officers and certain employees of the Company (including the stock option plans acquired through the MFS Merger). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant. As of December 31, 1996, 130.0 million options had been granted under these plans, and 25.2 million options were fully exercisable.

Additionally, there are outstanding warrants to acquire shares of Common Stock at $6.25 per share which were granted by MFS prior to the MFS Merger.

Additional information regarding options and warrants granted and outstanding is summarized below:


                                                                 Number of                      Exercise
                                                                  Options                         Price
                                                               ------------                -------------------
Balance, December 31, 1993                                       31,922,890                $    0.30 -   15.07
       Granted to employees/directors                             3,501,420                     8.88 -    9.63
       Granted in connection with acquisition                       123,100                    11.01 -   11.50
       Exercised                                                 (6,418,466)                    0.30 -    8.94
       Expired or canceled                                         (334,834)                    0.88 -    4.00
                                                               ------------

Balance, December 31, 1994                                       28,794,110                     0.30 -   15.07
       Granted to employees/directors                            12,862,876                    10.35 -   16.94
       Granted in connection with acquisition                     2,304,004                     9.20 -   10.96
       Exercised                                                (18,965,034)                    0.30 -   15.07
       Expired or canceled                                       (1,791,780)                    1.59 -   15.07
                                                               ------------

Balance, December 31, 1995                                       23,204,176                     0.34 -   16.94
       Granted to employees/directors                             7,963,412                    14.81 -   27.50
       Granted in connection with acquisition                    52,930,232                     6.25 -   11.13
       Exercised                                                 (6,215,165)                    1.58 -   15.07
       Expired or canceled                                         (864,993)                    0.34 -   27.50
                                                               ------------

Balance, December 31, 1996                                       77,017,662                $    0.34 -   27.50
                                                               ============



In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. Applying SFAS No. 123 would result in pro forma net income (loss) and earnings (loss) per share ("EPS") amounts as follows:


                                                                                     Year Ended December 31,
                                                                                    -------------------------
                                                                                        1996          1995
                                                                                    ------------   ----------
 Net income (loss)             As reported                                          $(2,214,238)   $  233,080
                               Pro forma                                             (2,229,841)      226,954

 Primary EPS                   As reported                                                (5.56)         0.64
                               Pro forma                                                  (5.60)         0.63

 Fully diluted EPS             As reported                                                (5.56)         0.64
                               Pro forma                                                  (5.60)         0.62


The fair value of each option or restricted stock grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grant:

                                                                                 WEIGHTED-
                                                                               AVERAGE GRANT-
                                                                                   DATE
                                                                                FAIR VALUE
   Date Granted         Expected Volatility     Risk-free Interest Rate         ----------
   ------------         -------------------     -----------------------
January 1995                   25.6%                     7.9%                      $4.06
July 1995                      24.5%                     6.0%                      $4.65
September 1995                 23.1%                     6.0%                      $5.66
January 1996                   21.6%                     5.4%                      $5.56
July 1996                      21.3%                     6.5%                      $9.26

Additionally, for all options, a 15% forfeiture rate was assumed with an expected life of 5 years with no dividend yield.

Because the SFAS No. 123 method of accounting has been applied only to grants after December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

SHAREWORKS:

Through the MFS Merger, the Company offers MFS employees a grant plan and a match plan jointly known as Shareworks. The plan is made available to certain MFS employees that choose to be ineligible for future grants under MFS' Stock Option Plans. The grant plan enables the Company to grant shares of Common Stock to eligible MFS employees based upon a percentage of that employee's eligible pay, up to 5%. The original grants vest after three years with any additional grants vesting immediately once the initial three year period has been met.

The match plan allows eligible employees to defer between 1% and 10% of eligible pay to purchase Common Stock at the stock price on each pay period date. The Company will match the shares purchased by the employee on a one-for-one basis. The stock which is credited to each employee's account to match the employee's purchase during any calendar quarter, vests three years after the end of that quarter.

401(K) PLANS:

The Company and its subsidiaries offer its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $9,500. The Company matches individual employee contributions in certain plans, up to a maximum level which in no case exceeds 6% of the employee's compensation.

Expenses recorded by the Company relating to its 401(k) plans were $5.7 million, $3.6 million and $3.1 million for the years ended December 31, 1996, 1995, and 1994, respectively.

(10)   INCOME TAXES -

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." When SFAS No. 109 was adopted, the cumulative effect of this change in accounting principle was not material to the Company.

The provision for income taxes is composed of the following (in thousands):

                                                                      1996             1995             1994
                                                                    --------         --------          -------
Current                                                             $ 71,079         $     33          $48,855
Deferred                                                              58,449          171,425           24,461
                                                                    --------         ---------         -------
Total provision for income taxes                                    $129,528         $171,458          $73,316
                                                                    ========         ========          =======

       The following is a reconciliation of the provisions for income taxes to the expected amounts using the statutory rate:

                                                                       1996             1995           1994
                                                                      ------           ------         ------
Expected statutory amount                                             (35.0)%           35.0%           (35.0)%
Nondeductible amortization of excess of
  cost over net tangible assets acquired                                1.0              4.5             37.1
State income taxes                                                      0.4              2.9              5.7
Effect of company owned life insurance                                 (0.1)            (0.4)            (3.4)
Direct merger, restructuring and other charges                           -                 -             20.7
Charge for in-process research and development                         36.4                -                -
Write-down of assets                                                    4.2                -             26.1
Valuation allowance                                                    (1.7)             (1.6)           96.6
Other                                                                   1.1              (1.2)           (3.2)
                                                                        ----             -----          ------
Actual tax provision                                                    6.3%             39.2%          144.6 %
                                                                        ====             =====          =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

At December 31, 1996, the Company had unused net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1.2 billion which expire in various amounts during the years 2002 through 2010. These NOL carryforwards together with state and other NOL carryforwards result in a deferred tax asset of approximately $488.9 million at December 31, 1996. A valuation allowance of $109.9 million has been established related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers the acquired companies' prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered.

Approximately $391.4 million of the Company's deferred tax assets are related to preacquisition NOL carryforwards attributable to entities acquired in transactions accounted for as purchases. Accordingly, any future reductions in the valuation allowance related to such deferred tax assets will result in a corresponding reduction in goodwill. If, however, subsequent events or conditions dictate an increase in the valuation allowance attributable to such deferred tax assets, income tax expense for the period of the increase will be increased accordingly.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 (in thousands):

                                                                         December 31,
                                                -------------------------------------------------------------
                                                            1996                             1995
                                                ---------------------------       ---------------------------
                                                  Assets        Liabilities          Assets       Liabilities
                                                ----------      -----------       -----------     ------------
       Allowance for bad debts                  $   10,644      $         -       $    22,767      $        -
       Fixed assets                                      -          (50,728)               -          (56,129)
       Goodwill                                          -          (58,906)               -          (30,777)
       Software and other intangibles                    -         (267,592)              -                -
       Investments                                       -          (17,376)               -                -
       Line installation costs                           -          (23,427)               -          (13,303)
       Accrued liabilities                         102,685                -            10,586               -
       NOL carryforwards                           488,931                -           168,057               -
       Stock options                               297,135                -                 -               -
       Other                                        34,543          (13,075)            3,631         (11,888)
                                                ----------      -----------       -----------      ----------
                                                   933,938         (431,104)          205,041        (112,097)
       Valuation allowance                        (109,924)               -          (101,679)              -
                                                ----------      -----------       -----------      ----------
                                                $  824,014      $  (431,104)      $   103,362      $ (112,097)
                                                ==========      ===========       ===========      ==========


The increase in the valuation allowance during 1996 results from the placement of a valuation allowance on certain NOL carryforwards acquired in the acquisition of MFS. Under a "more likely than not" scenario, management determined that statutory restrictions on certain preacquisition NOL carryforwards impair their realizability.

(11)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid by the Company during the years ended December 31, 1996, 1995 and 1994 amounted to $234.7 million, $224.3 million, and $48.5 million, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1996, 1995 and 1994 were $6.0 million, $7.3 million and $12.8 million, respectively.

In conjunction with business combinations during the years ended December 31, 1996, 1995, and 1994 (see Note 2), assets acquired, liabilities assumed and common stock issued were as follows (in thousands):

                                                                    December 31,
                                                   ----------------------------------------------
                                                         1996            1995             1994
                                                   ------------       ----------        ---------
Fair value of assets acquired                      $  3,319,514       $  805,482         $ 13,522
Excess of cost over net
 tangible assets acquired                             9,013,060        2,301,567          157,942
Liabilities assumed                                  (1,894,614)        (327,844)         (62,322)
Common stock issued                                 (10,554,013)         (12,850)         (17,392)
                                                   ------------      ------------       ---------
Net cash paid (acquired)                           $   (116,053)      $2,766,355        $  91,750
                                                   ============       ==========        =========

(11)   UNAUDITED QUARTERLY FINANCIAL DATA -

                                                                Quarter Ended
                          -----------------------------------------------------------------------------------------------------
                               March 31,                  June 30,               September 30,              December 31,
                               --------                   -------                ------------               -----------
                            1996         1995        1996         1995          1996        1995          1996         1995
                            ----         ----        ----         ----          ----        ----          ----         ----
                                                         (in thousands, except per share data)
Revenues                 $1,034,060    $875,286   $1,073,538      $906,729   $1,143,428    $949,540   $1,234,104       $964,790
Operating income
   (loss)                   195,857     149,933     (183,749)      162,166      232,343     177,592   (2,088,545)       185,453
Net income (loss)            86,307      53,357     (267,602)       61,208      109,255      72,139   (2,141,338)        79,567
Preferred dividend
   requirement                  505       6,939          355         6,936            -       3,811            -            505
Special dividend
  payment to Series 1
  preferred
  shareholder                    -           -            -             -             -      15,000            -             -
Earnings (loss) per
  common share:
      Primary            $     0.21    $   0.14   $    (0.69)     $   0.16   $     0.27    $   0.14   $    (5.22)      $   0.20
      Fully diluted            0.21        0.14        (0.69)         0.16         0.27        0.14        (5.22)          0.20


Results for 1996 include a $2.14 billion, fourth quarter charge for in-process research and development related to the MFS Merger. The charge is based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the Merger. The expense includes $1.6 billion associated with UUNET and $0.54 billion related to MFS.

Additionally, fourth quarter 1996 results include other after-tax charges of $121 million for employee severance, employee compensation charges, alignment charges, and costs to exit unfavorable telecommunications contracts and $344 million after-tax write-down of operating assets within its non-core businesses. On a pre-tax basis, these charges totaled $600.1 million.

In 1995, Metromedia converted its Series 1 Preferred Stock into Common Stock, exercised warrants to acquire Common Stock and immediately sold its position of 61,699,096 shares of Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount includes an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

In connection with certain debt refinancing, the Company recognized in 1996, extraordinary items of approximately $4.2 million, net of income taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees. Additionally, in 1996 the Company recorded an extraordinary item of $20.2 million, net of income taxes, related to a write-off of deferred international costs. See Note 4.

                                 WORLDCOM, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                 ADDITIONS
                                                   --------------------------------------
                                     Balance at       Charged to          From             Deductions
                                    Beginning of      Costs and         Purchase          and Accounts      Balance at
           Description                  Period         Expenses        Transactions        Written Off     End of Period
           -----------             --------------    ------------    ---------------       -----------     -------------
Allowance for doubtful accounts:

Accounts Receivable
 1996                                    $59,185            $57,678          $38,094            $44,916          $110,041
 1995                                     53,199             40,250           22,042             56,306            59,185
 1994                                     26,613             59,202            1,090             33,706            53,199

                               WORLDCOM PRO FORMA
                    CONDENSED COMBINED FINANCIAL  STATEMENT


The following unaudited Pro Forma Condensed Combined Income Statement for the year ended December 31, 1996 illustrates the effect of the MFS Merger as if the MFS Merger had occurred on January 1, 1996.

On December 31, 1996, WorldCom through a wholly owned subsidiary merged with MFS. As a result of the MFS Merger, each share of MFS common stock was converted into the right to receive 2.1 shares of WorldCom common stock or approximately 471.0 million WorldCom common shares in the aggregate. Each share of MFS Series A 8% Cumulative Convertible Preferred Stock was converted into the right to receive one share of Series A 8% Cumulative Convertible Preferred Stock of WorldCom or 94,992 shares of WorldCom Series A Preferred Stock. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of Series B Convertible Preferred Stock of WorldCom or approximately 12.7 million shares of WorldCom Series B Preferred Stock. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of WorldCom Series A Preferred Stock.

The Pro Forma Condensed Combined Income Statement should be read in conjunction with the historical financial statements of WorldCom, MFS and UUNET and the MFS Adjusted Historical Financial Statement which is set forth elsewhere herein.

The Pro Forma Condensed Combined Income Statement is presented for comparative purposes only and is not intended to be indicative of actual results had the transactions occurred as of the dates indicated above nor do they purport to indicate results which may be attained in the future.

           WORLDCOM PRO FORMA CONDENSED COMBINED INCOME STATEMENT (1)
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                             MFS                           WorldCom
                                            WorldCom       Adjusted         Pro Forma      Pro Forma
                                           Historical(2)  Historical(3)    Adjustments     Combined
                                           -------------  -------------    -----------     --------

Revenues                                   $ 4,485,130    $ 1,238,533    $   (88,440)(4)   $ 5,635,223
Operating expenses:
    Cost of sales                            2,457,102        752,619        (88,440)(4)     3,121,281
    Selling, general
      and administrative                       828,673        558,661           --           1,387,334
    Depreciation and
        amortization                           303,301        390,856        144,207(5)        838,364
    Other charges                              600,148           --             --             600,148
                                           -----------    -----------    -----------       -----------
Operating income (loss)                        295,906       (463,603)      (144,207)         (311,904)
Other income (expense):
    Interest expense                          (221,801)       (63,081)          --            (284,882)
    Other                                        6,479         (2,310)          --               4,169
                                           -----------    -----------    -----------       -----------
Income (loss) before tax                        80,584       (528,994)      (144,207)         (592,617)
Provision for income taxes                     129,528            594       (125,122)(6)         5,000
                                           -----------    -----------    -----------       -----------
Net income (loss) from
   continuing operations                       (48,944)      (529,588)       (19,085)         (597,617)
Preferred dividend requirement                     860         29,429           --              30,289
                                           -----------    -----------    -----------       -----------
Net income (loss) applicable to
      common shareholders                  $   (49,804)   $  (559,017)   $   (19,085)      $  (627,906)
                                           ===========    ===========    ===========       ===========


Number of shares issued and outstanding:
     Primary                                   397,890                       471,500           869,390
                                           ===========                   ===========       ===========
     Fully diluted                             397,890                       471,500           869,390
                                           ===========                   ===========       ===========

Earnings (loss) per share (7):
     Primary                               $     (0.13)                                    $     (0.72)
                                           ===========                                     ===========
     Fully diluted                         $     (0.13)                                    $     (0.72)
                                           ===========                                     ===========

                          NOTES TO WORLDCOM PRO FORMA
                     CONDENSED COMBINED FINANCIAL STATEMENT


1. The pro forma financial data do not give effect to any potential cost savings and synergies that could result from the MFS Merger. The effect of the write-off of intangible assets consisting of in-process research and development ("R&D") projects of $2.14 billion related to the MFS Merger has not been reflected in the accompanying Pro Forma Condensed Combined Income Statement as it is a non-recurring charge. Additionally, the Pro Forma Condensed Combined Income Statement does not give effect to WorldCom's offer to repurchase the MFS Notes for cash at 101% of the accreted value as of February 27, 1997. The offer to repurchase ended February 27, 1997. An immaterial amount of the MFS Notes were repurchased. Charges related to extraordinary items of $24.4 million, net of taxes, have also not been included in the accompanying Pro Forma Condensed Combined Income Statement. The pro forma data are not necessarily indicative of the operating results or financial position that would have occurred had the Merger been consummated at the dates indicated, nor necessarily indicative of future operating results or financial position.

2.   This column represents WorldCom's historical results of operations.

3. The MFS Adjusted Historical Financial Statements for the year ended December 31, 1996 include the effect of MFS's acquisition of UUNET on August 12, 1996. See "MFS Adjusted Historical Financial Statement" which is set forth elsewhere herein.

4. These adjustments eliminate the revenues and corresponding line costs attributable to the intercompany traffic among WorldCom, MFS and UUNET.

5. This entry reflects the adjustment to amortization for the effect of the intangible assets acquired in the MFS Merger. For purposes of allocating the acquisition costs among the various assets acquired, WorldCom has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of such acquisition costs being attributed to R&D in-process (network design and development projects in-process), goodwill, network technology and assembled workforce. It is WorldCom's intention to continue to evaluate the acquired assets and, as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired may change. Goodwill is being amortized over 40 years while network technology and assembled work force are being amortized over 5 years and 10 years, respectively.

6. These entries represent the tax effect of adjustments due to inclusion of the acquired operations.

7. Pro forma per share data are based on the number of WorldCom common shares that would have been outstanding had the MFS Merger occurred on the earliest date presented.

                  MFS ADJUSTED HISTORICAL FINANCIAL STATEMENT


The following unaudited adjusted historical financial statement for the year ended December 31, 1996 gives pro forma effect to the merger of MFS with UUNET. The adjusted historical statement of operations assumes that the UUNET Acquisition occurred as of January 1, 1996. The adjusted historical financial statement is not necessarily indicative of the results that actually would have been attained if the UUNET Acquisition had been in effect on the dates indicated or which may be attained in the future. Such statements should be read in conjunction with the MFS and UUNET historical consolidated financial statements and notes thereto.

                   MFS ADJUSTED HISTORICAL INCOME STATEMENT (1)
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)
-------------------------------------------------------------------------------


                                                          UUNET                                       MFS
                                       MFS           January 1, 1996 -        Pro Forma            Adjusted
                                    Historical (2)  August 12, 1996 (2)      Adjustments           Historical
                                   --------------   -------------------      -----------           ----------

Revenues                          $      1,115,006    $        129,047    $         (5,520)(3)   $      1,238,533
Operating expenses:
    Cost of sales                          687,034              71,105              (5,520)(3)            752,619
    Selling, general
      and administrative                   514,558              44,103                --                  558,661
    Depreciation and
        amortization                       286,131              11,811              92,914(4)             390,856

                                  ----------------    ----------------    ----------------       ----------------
Operating income (loss)                   (372,717)              2,028             (92,914)              (463,603)
Other income (expense):
    Interest expense, net                  (62,161)               (920)               --                  (63,081)
    Other                                   (2,652)                342                --                   (2,310)
                                  ----------------    ----------------    ----------------       ----------------
Income (loss) before tax                  (437,530)              1,450             (92,914)              (528,994)
Provision for income taxes                     500                  94                --                      594
                                  ----------------    ----------------    ----------------       ----------------
Net income (loss) from
   continuing operations                  (438,030)              1,356             (92,914)              (529,588)
Preferred dividend requirement              29,429                --                  --                   29,429
                                  ----------------    ----------------    ----------------       ----------------
Net income (loss) applicable to
      common shareholders         $       (467,459)   $          1,356    $        (92,914)      $       (559,017)
                                  ================    ================    ================       ================


Number of shares issued
   and outstanding:
     Primary                                  N/M            N/M                                              N/M
     Fully diluted                            N/M            N/M                                              N/M

Earnings (loss) per share (5):
     Primary                                  N/M            N/M                                              N/M
     Fully diluted                            N/M            N/M                                              N/M

(N/M - Not Meaningful)

              NOTES TO MFS ADJUSTED HISTORICAL FINANCIAL STATEMENT


1. The unaudited adjusted historical financial data do not give effect to any potential cost savings and synergies that could result from the UUNET Acquisition. The effect of the write-off of intangible assets consisting of in-process research and development ("R&D") projects of $1.4 billion related to the UUNET Acquisition has not been reflected in the accompanying MFS Adjusted Historical Financial Statement. The adjusted historical data are not necessarily indicative of the operating results that would have occurred had the UUNET Acquisition been consummated on the date indicated nor necessarily indicative of future operating results.

2. This column represents historical results of operations. The UUNET historical column for the year ended December 31, 1996 includes results through the date of acquisition, August 12, 1996. One-time merger related costs of $15.7 million have not been included in UUNET's results of operations for this period. The results of operations for UUNET since August 12, 1996 are included in the MFS historical column.

3. This adjustment reflects the elimination of intercompany revenues and expenses.


4. This adjustment reflects the amortization of the excess of the purchase price over the net book value (which approximates fair value) of the net tangible assets acquired which was recorded as R&D in process (network design and development projects in-process), goodwill, a customer contract and customer list. The pro forma adjustment to depreciation and amortization represents the amortization of the goodwill and other intangibles and was calculated using the straight-line method over a five year life for goodwill and three to four year lives for other intangibles.


5. Number of shares issued and outstanding and per share data have not been presented as it is not meaningful. At December 31, 1996, there was one share of MFS common stock outstanding which was owned by WorldCom.

                                 EXHIBIT INDEX

 Exhibit No.                                         Description                                           Page
 -----------                                         -----------                                           ----
   2.1         Amended and Restated Agreement and Plan of Merger by and among WorldCom, Inc.
               ("WorldCom"), HIJ Corp. and MFS Communications Company, Inc. ("MFS") dated as of
               August 25, 1996 (filed as Appendix I to the Joint Proxy Statement/Prospectus on Form
               S-4 filed by WorldCom (Registration No. 333-16015) and incorporated herein by reference) *

   4.1         Second Amended and Restated Articles of Incorporation of WorldCom (including preferred stock designations) as of December 31, 1996 (incorporated herein by reference to
               Exhibit 3.1 to the Current Report on Form 8-K dated December 31, 1996)

   4.2         Restated Bylaws of WorldCom, Inc.                                                         _____

   4.3         Form of Deposit Agreement between WorldCom, The Bank of New York and the holders from time to time of the Depositary Shares representing 1/100 of a share of WorldCom Series
               A Preferred Stock (the "WorldCom Depositary Shares") (incorporated by reference to
               Exhibit 4.5 to Registration Statement on Form S-4 filed by WorldCom (Registration No.
               333-16015))

   4.4         Form of certificate representing WorldCom Depositary Shares (incorporated by reference to Exhibit A to the Deposit Agreement filed as Exhibit 4.5 to Registration Statement on Form S-4 filed by WorldCom (Registration No. 333-16015))

   4.5         Rights Agreement dated as of August 25, 1996 between WorldCom and The Bank of New
               York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as
               Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred
               Stock Purchase Rights as Exhibit C (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated August 26, 1996 (as amended) filed by WorldCom on
               August 26, 1996 (File No. 0-11258))

   4.6         Indenture for the Company's 9 3/8% Senior Discount Notes due 2004, between MFS and IBJ
               Schroeder Bank & Trust Company, as the Trustee (incorporated herein by reference to
               MFS' Current Report on Form 8-K dated January 31, 1994 (File No. 0-21594))

   4.7         First Supplemental Indenture, dated as of March 31, 1995, amending the Indenture for the Company's 9 3/8% Senior Discount Notes due 2004 (incorporated by reference to
               Exhibit No. 10.3 to MFS' Current Report on Form 8-K dated April 27, 1995 (File No. 0-
               21594))

   4.8         Indenture for the Company's  8 7/8% Senior Discount Notes due 2006, between MFS and
               IBJ Schroeder Bank and Trust Company, as trustee (incorporated herein by reference to
               Exhibit No. 4.1 to MFS's Current Report on Form 8-K dated January 23, 1996 (File No.
               0-21594))

   4.9         First Supplemental Indenture, dated as January 15, 1996, between MFS and IBJ Schroeder
               Bank and Trust Company, as trustee, relating to the Company's 8 7/8% Senior Discount
               Notes due 2006 (incorporated herein by reference to Exhibit No. 4.2 to MFS' Current
               Report on Form 8-K dated January 23, 1996 (File No. 0-21594))

   10.1        Amended and Restated Credit Agreement among WorldCom, NationsBank of Texas, N.A.
               (Managing Agent and Administrative Agent), Bank of America Illinois, The Bank of New
               York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, Chemical Bank,
               Credit Lyonnais New York Branch, First Union National Bank of North Carolina, The
               Industrial Bank of Japan, Limited, Atlanta Agency, The First National Bank of Chicago,
               The Long-Term Credit Bank of Japan, Limited, New York Branch, Toronto Dominion
               (Texas), Inc., and Wachovia Bank of Georgia N.A. (Agents) and the Lenders named therein (Lenders) dated as of June 28, 1996, (incorporated herein by reference to
               Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by WorldCom (File No. 0-11258)
               for the quarter ended June 30, 1996)

   10.2        First Amendment to Amended and Restated Credit Agreement and Consent to MFS               _______
               Acquisition

   10.3        Agreement between LDDS-TN and MCI Telecommunications Corporation, effective as of
               September 13, 1991 (incorporated herein by reference to the exhibits to LDDS-TN's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, as amended under cover of Form 8 on February 3, 1992 (File No. 0-7116))

   10.4        Amendment dated July 29, 1994, to the Agreement between the Company and MCI
               Telecommunications Corporation (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company (File No. 1-10415) for the quarter ended June 30, 1994)

 Exhibit No.                                         Description                                           Page
 -----------                                         -----------                                           ----
   10.5        Amended and Restated Agreement for Information Technology Services between the Company and Electronic Data Systems Corporation ("EDS"), dated December 8, 1993 ("EDS
               Agreement") (incorporated herein by reference to Exhibit 10.5 of the Company's
               Transition Report on Form 10-K for the period ended June 30, 1993 to December 31, 1993
               (File No. 1-10415) (the "Transition Report II")*

   10.6        Amendment No. 1 to the EDS Agreement dated December 8, 1993 (incorporated herein by reference to Exhibit 10.6 of the Transition Report II)

   10.7        Amended and Restated Transfer and Administration Agreement between Enterprise Funding
               Corporation, WorldCom Funding Corporation as Transferor, WorldCom, individually and as
               Collection Agent, Sheffield Receivables Corporation and NationsBank, N.A. as Agent and
               Investor dated as of December 31, 1996 *                                                  ______

   10.8        Amendment Number 1 to Amended and Restated Transfer and Administration Agreement          ______

   10.9        WorldCom, Inc. Third Amended and Restated 1990 Stock Option Plan (incorporated herein by reference to Exhibit A to WorldCom's Proxy Statement dated April 22, 1996 used in connection with WorldCom's 1996 Annual Meeting of Shareholders) (compensatory plan)

   10.10       LDDS Communications, Inc. 1988 Nonqualified Stock Option Plan (incorporated herein by reference to the exhibits to LDDS-TN's Registration Statement on Form S-4 (File No.
               33-29051)) (compensatory plan)

   10.11       LDDS Annual Performance Bonus Plan (incorporated by reference to the Company's Proxy
               Statement used in connection with the Company's 1994 Annual Meeting of Shareholders
               (File No. 1-10415)) (compensatory plan)

   10.12       WorldCom, Inc. Special Performance Bonus Plan (incorporated herein by reference to
               Exhibit B to the Company's Proxy Statement dated April 22,1996 used in connection with the Company's 1996 Annual Meeting of Shareholders) (compensatory plan)

   10.13       WorldCom/MFS 1995 Deferred Stock Purchase Plan (compensatory plan)                        ______

   10.14       WorldCom/MFS Employee Stock Bonus Plan (compensatory plan)                                ______

   10.15       WorldCom/MFS 1992 Stock Plan (compensatory plan)                                          ______

   10.16       WorldCom/MFS 1993 Stock Plan (compensatory plan)                                          ______

   10.17       WorldCom/MFS/UUNET 1995 Performance Option Plan (compensatory plan)                       ______

   10.18       WorldCom/MFS/UUNET Equity Incentive Plan (compensatory plan)                              ______

   10.19       WorldCom/MFS/UUNET Incentive Stock Plan (compensatory plan)                               ______

   10.20       WorldCom/MFS Employee Stock Purchase Plan (compensatory plan)                             ______

   10.21       Employment Agreement between UUNET and John W. Sidgmore dated May 13, 1994
               (incorporated herein by reference to UUNET's Registration Statement on Form S-1
               (Registration No. 33-91028)) (compensatory plan)

   10.22       Ongoing Relationship Memorandum between the Company and James Q. Crowe dated              ______
               February 11, 1997 (compensatory plan)

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