Form 10-Q
period 1997-03-31
WORLDCOM INC /GA/
filed 1997-05-15
CIK 723527

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                         Commission file number: 0-11258

       ----------------------------------------------------------------

                                 WorldCom, Inc.
             (Exact name of registrant as specified in its charter)

       ----------------------------------------------------------------

                  Georgia                              58-1521612
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

    515 East Amite Street, Jackson, Mississippi        39201-2702
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (601) 360-8600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X  No___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes X  No___

     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 892,827,126 on April 30, 1997.


================================================================================

                                    FORM 10-Q
                                      Index

                                                                         Page
                                                                        Number
                                                                        ------

PART I.           FINANCIAL INFORMATION

        Item 1.     Financial Statements

                    Consolidated Balance Sheets as of
                    March 31, 1997 and December 31, 1996.................3

                    Consolidated Statements of Operations
                    for the three months ended March 31, 1997
                    and March 31, 1996...................................4

                    Consolidated Statements of Cash Flows for
                    the three months ended March 31, 1997 and
                    March 31, 1996.......................................5

                    Notes to Consolidated Financial Statements...........6

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...........................................9

PART II.            OTHER INFORMATION

        Item 1.     Legal Proceedings....................................14

        Item 2.     Changes in Securities................................14

        Item 3.     Defaults upon Senior Securities......................15

        Item 4.     Submission of Matters to a Vote
                    of Securities Holders................................15

        Item 5.     Other Information....................................15

        Item 6.     Exhibits and Reports on Form 8-K.....................15

Signature           .....................................................16

Exhibit Index       .....................................................17

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, Except Per Share Data)

                                                                                               March 31,       December 31,
                                                                                                 1997              1996
                                                                                          -----------------  ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $         68,348   $       222,729
  Marketable securities                                                                             57,079           772,510
  Accounts receivable, net of allowance for bad debts of $108,831 in 1997
    and $110,041 in 1996                                                                         1,110,480           999,962
  Income taxes receivable                                                                           15,526            12,301
  Deferred tax asset                                                                                     -               276
  Other current assets                                                                             379,159           288,314
                                                                                          -----------------  ----------------
      Total current assets                                                                       1,630,592         2,296,092
                                                                                          -----------------  ----------------
Property and equipment:
  Transmission equipment                                                                         2,584,757         2,371,376
  Communications equipment                                                                       1,476,023         1,296,723
  Furniture, fixtures and other                                                                    681,056           614,476
                                                                                          -----------------  ----------------
                                                                                                 4,741,836         4,282,575
  Less - accumulated depreciation                                                                 (481,040)         (385,451)
                                                                                          -----------------  ----------------
                                                                                                 4,260,796         3,897,124
                                                                                          -----------------  ----------------
Excess of cost over net tangible assets acquired, net of accumulated amortization               12,939,446        12,947,432
Deferred income taxes                                                                              465,149           392,634
Other assets                                                                                       299,286           328,695
                                                                                          -----------------  ----------------
                                                                                          $     19,595,269   $    19,861,977
                                                                                          =================  ================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                $         19,191   $        22,424
  Accounts payable                                                                                 454,841           588,738
  Accrued line costs                                                                               735,996           649,324
  Income taxes payable                                                                               1,500             1,481
  Current deferred taxes payable                                                                    14,958                 -
  Other current liabilities                                                                        555,391           648,070
                                                                                          -----------------  ----------------
      Total current liabilities                                                                  1,781,877         1,910,037
                                                                                          -----------------  ----------------
Long-term liabilities, less current portion:
  Long-term debt                                                                                 4,617,431         4,803,581
  Other liabilities                                                                                174,808           188,383
                                                                                          -----------------  ----------------
      Total long-term liabilities                                                                4,792,239         4,991,964
                                                                                          -----------------  ----------------

Commitments and contingencies

Shareholders' investment:
  Series A preferred stock, par value $.01 per share; authorized, issued and
    outstanding: 94,992 shares in 1997 and 1996 (variable liquidation preference)                        1                 1
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 12,626,908 shares in 1997 and 12,699,948 in 1996 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                               127               127
  Preferred stock, par value $.01 per share; authorized: 34,905,008 shares
    in 1997 and 1996                                                                                     -                 -
  Common stock, par value $.01 per share; authorized: 2,500,000,000 shares; issued
    and outstanding: 891,331,263 shares in 1997 and 885,080,264 shares in 1996                       8,913             8,851
  Additional paid-in capital                                                                    14,883,189        14,855,881
  Unrealized holding gain on marketable equity securities                                           19,585            28,832
  Retained earnings (deficit)                                                                   (1,890,662)       (1,933,716)
                                                                                          -----------------  ----------------
      Total shareholders' investment                                                            13,021,153        12,959,976
                                                                                          -----------------  ----------------
                                                                                          $     19,595,269   $    19,861,977
                                                                                          =================  ================

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                        For the Three Months Ended March 31,
                                                        ------------------------------------
                                                              1997                 1996
                                                        ----------------    ----------------
Revenues                                                $     1,677,239     $     1,034,060
                                                        ----------------    ----------------

Operating expenses:
  Line costs                                                    911,469             562,831
  Selling, general and administrative                           372,347             191,601
  Depreciation and amortization                                 222,903              83,771
                                                        ----------------    ----------------
        Total                                                 1,506,719             838,203
                                                        ----------------    ----------------
Operating income                                                170,520             195,857
Other income (expense):
  Interest expense                                              (75,455)            (57,048)
  Miscellaneous                                                   8,401               2,161
                                                        ----------------    ----------------
Income before income taxes                                      103,466             140,970
Provision for income taxes                                       53,802              54,663
                                                        ----------------    ----------------
Net income                                                       49,664              86,307
Preferred dividend requirement                                    6,610                 505
                                                        ----------------    ----------------
Net income applicable to common shareholders            $        43,054     $        85,802
                                                        ================    ================


Earnings per common share -
      Primary                                           $          0.05     $          0.22
      Fully diluted                                                0.05                0.21

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                    For the Three Months Ended March 31,
                                                                    ------------------------------------
                                                                         1997                   1996
                                                                    --------------        --------------
Cash flows from operating activities:
Net income                                                          $       49,664        $       86,307
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and amortization                                         222,903                83,711
    Provision for losses on accounts receivable                             24,965                13,529
    Provision for deferred income taxes                                     43,845                41,891
    Accreted interest on debt                                               28,757                     -
    Change in assets and liabilities, net of effect of
     business combinations:
        Accounts receivable                                               (136,380)              (77,529)
        Income taxes, net                                                    3,848                 5,948
        Other current assets                                               (35,600)              (62,314)
        Accrued line costs                                                   4,225                23,490
        Accounts payable and other current liabilities                     (34,406)               14,926
    Other                                                                    1,806                (1,793)
                                                                    --------------        --------------
Net cash provided by operating activities                                  173,627               128,166
                                                                    --------------        --------------
Cash flows from investing activities:
  Capital expenditures                                                    (492,769)             (110,547)
  Sale of marketable securities, net                                       704,095                     -
  Acquisitions and related costs                                          (244,204)                 (550)
  Increase in intangible assets                                            (21,570)              (23,722)
  Proceeds from disposition of long-term assets                              5,922                 4,069
  Increase in other assets                                                 (64,852)               (6,222)
  Decrease in other liabilities                                            (25,959)              (15,193)
                                                                    --------------        --------------
Net cash used in investing activities                                     (139,337)             (152,165)
                                                                    --------------        --------------
Cash flows from financing activities:
  Principal payments on debt                                              (217,654)              (12,213)
  Common stock issuance                                                     35,593                14,746
  Dividends paid on preferred stock                                         (6,610)                 (505)
                                                                    --------------        --------------
Net cash provided by (used in) financing activities                       (188,671)                2,028
                                                                    --------------        --------------

Net decrease in cash and cash equivalents                                 (154,381)              (21,971)
Cash and cash equivalents at beginning of period                           222,729                41,679
                                                                    --------------        --------------
Cash and cash equivalents at end of period                          $       68,348        $       19,708
                                                                    ==============        ==============

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) General
-----------

The financial statements of WorldCom, Inc. (the "Company" or "WorldCom") included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1996. The results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(B) Business Combinations
-------------------------

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

The MFS Merger is being accounted for as a purchase for financial reporting purposes.

The following unaudited pro forma combined results of operations for the Company assume that the MFS Merger and the UUNET Acquisition were completed on January 1, 1996 (in thousands, except per share data):


                                                           For the Three
                                                           Months Ended
                                                          March 31, 1996
                                                          --------------
        Revenues                                              $1,243,760
        Net loss applicable to common shareholders               (81,875)
        Loss per common share                                      (0.10)


These pro forma amounts represent the historical operating results of these acquired entities combined with those of the Company with appropriate adjustments which give effect to amortization and the common shares issued. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MFS and UUNET had been operated by current management during the periods presented because these amounts do not reflect full network optimization and the synergistic effect on operating, selling, general and administrative expenses.

(C) Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

Interest paid by the Company during the three months ended March 31, 1997 and 1996 amounted to $60.5 million and $62.0 million, respectively. Income taxes paid during the three months ended March 31, 1997 and 1996 were $6.9 million and $6.8 million, respectively. In conjunction with business combinations during the three months ended March 31, 1997 and 1996, assumed assets and liabilities were as follows (in thousands):

                                                               For the Three Months
                                                                  Ended March 31,
                                                         -------------------------------
                                                             1997               1996
                                                         ------------       ------------

Fair value of assets acquired                            $         -        $       595
Excess of cost over net tangible assets acquired               55,272            26,237
Liabilities paid (assumed)                                    188,932           (26,282)
Common stock issued                                                -                  -
                                                         ------------       ------------
          Net cash paid                                  $    244,204       $       550
                                                         ============       ============


(D) Long-term Debt
------------------

On April 1, 1997, the Company completed the public offering of $2.0 billion principal amount of debt securities. The net proceeds of the offering ($1.98 billion) were used to pay down commercial bank debt.

The following table sets forth the long-term debt of the Company as of March 31, 1997, and as adjusted to give effect to the public offering (in thousands):


                                                              March 31, 1997
                                                         ------------------------------
                                                           Actual          As adjusted
                                                         -----------       ------------

Revolving credit agreement                               $ 3,164,300       $  1,184,603
7.55% Senior Notes Due 2004                                        -            600,000
7.75% Senior Notes Due 2007                                        -          1,100,000
7.75% Senior Notes Due 2027                                        -            300,000
Senior Discount Notes Due 2004                               699,861            699,861
Senior Discount Notes Due 2006                               678,660            678,660
Other debt                                                    93,801             93,801
                                                         -----------       ------------
                                                         $ 4,636,622       $  4,656,925
Less:  Short-term debt and current maturities                 19,191             19,191
                                                         -----------       ------------
                                                         $ 4,617,431       $  4,637,734
                                                         ===========       ============

The 7.55% Senior Notes Due 2004 (the "Notes Due 2004"), which will mature on April 1, 2004, the 7.75% Senior Notes Due 2007 (the "Notes Due 2007"), which will mature on April 1, 2007, and the 7.75% Senior Notes Due 2027 (the "Notes Due 2027"), which will mature on April 1, 2027 (collectively, with the Notes Due 2004 and the Notes Due 2007, the "Notes"), bear interest payable semiannually on April 1 and October 1 of each year, commencing October 1, 1997, and limit the incurrence of liens. Each holder of the Notes Due 2027 may require the Company to repurchase all or a portion of the Notes Due 2027 owned by such holder on April 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

The Notes Due 2004 and the Notes Due 2007 will be redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, and the Notes Due 2027 will be redeemable, as a whole or in part, at the option of the Company, at any time and from time to time beginning April 2, 2009, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) discounted at the Treasury Rate (as defined therein) plus 15 basis points for the Notes Due 2004 or plus 20 basis points for the Notes Due 2007 and the Notes Due 2027, plus in the case of each of clause (i) and (ii) accrued interest to the date of redemption.

(E) Contingencies
-----------------

IDB Related Investigations. On June 9, 1994, the SEC issued a formal order of investigation concerning certain matters, including financial position, books and records and internal controls of IDB Communications Group, Inc. ("IDB"), a company acquired by WorldCom in December 1994, and trading in IDB securities on the basis of non-public information. In April 1997, the SEC Staff advised WorldCom and IDB that the investigation has been terminated and that, at this time, the SEC has determined not to bring an enforcement action against IDB.

Other. On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Telecom Act"), which permits, without limitation, the Bell Operating Companies (the "BOCs") to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the Federal Communications Commission (the "FCC") that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there are significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

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

On December 24, 1996, the FCC released a Notice of Proposed Rulemaking ("NPRM") seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. On May 7, 1997, the FCC announced that it will issue a series of orders that reform Universal Service Subsidy allocations, adopt various reforms to the existing rate structure for interstate access that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. In particular, the Commission adopted changes to its rate structures for Common Line, Local Switching and Local Transport rate elements. The Commission generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis, with such costs being recovered through flat rated charges. Additional charges and details of the FCC's actions are to be addressed when Orders are released within the near future. Access charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of this proceeding will have a material impact upon its financial position or results of operations.

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

The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company. While the results of these various legal and regulatory matters contain an element of uncertainty, the Company believes that the probable outcome of any of the legal or regulatory matters, or all of them combined, should not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the Company's high degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulation risks including the impact of the Telecom Act, contingent liabilities, and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC. The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 1997 and 1996, and should be read in conjunction with the consolidated financial statements and notes thereto.

GENERAL

The Company is one of the four largest long distance telecommunications companies in the United States, serving customers domestically and internationally. The Company's operations have grown significantly in each year of its operations as a result of the MFS Merger as well as internal growth, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares, and international expansion.

As a result of the MFS Merger on December 31, 1996, each share of MFS common stock was converted into the right to receive 2.1 shares of WorldCom Common Stock or approximately 471.0 million WorldCom common shares in the aggregate. Each share of MFS Series A Preferred Stock was converted into the right to receive one share of WorldCom Series A Preferred Stock or 94,992 shares in the aggregate. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of WorldCom Series B Convertible Preferred Stock or approximately 12.7 million shares in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of WorldCom Series A Preferred Stock.

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

MFS provides telecommunications services and systems for business and government customers. MFS is a leading provider of alternative local network access facilities via digital fiber optic cable networks that it has installed in and around approximately 41 United States cities, and in several major European cities. MFS also provides domestic and international long distance telecommunications services via its network platform, which consists of MFS-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe. The MFS Merger is being accounted for as a purchase; accordingly, the operating results of MFS are reflected in the Company's results of operations from the acquisition date.

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

The most significant portion of the Company's line costs is access charges which are highly regulated. The FCC has announced that it will revise its rules regarding access charges in a manner that will, over time, revamp the access rate element structure and, over the near term, reduce the overall access revenues collected by the incumbent local exchange carriers. The FCC's rate element restructuring is intended to align costs with the manner in which they are incurred by the incumbent local exchange carriers. As a result the current usage based system will be replaced with a system composed of flat rate charges and usage based charges. The FCC has also announced that subsidy systems for local telephone services and services to schools, libraries, and hospitals will be implemented. A portion of those subsidies are funded by access charges today. Accordingly, access charges will be reduced by an amount to be transferred to the subsidy systems. The subsidy systems will result in additional charges being placed on all carriers, which charges may be directly recovered from the end users. The Company cannot predict what effect continued regulation and increased competition between LECs and other IXCs will have on future access charges. However, the Company believes that it will be able to continue to reduce transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.


                                                         For the Three Months Ended March 31,
                                                         ------------------------------------

                                                         Actual        Actual      Pro Forma
                                                          1997          1996         1996
                                                          ----          ----         ----

Revenues                                                   100.0%        100.0%       100.0%
                                                           -----         -----        -----

Operating expenses:
   Line costs                                               54.3%         54.4%        54.1%
   Selling, general and administrative                      22.2%         18.5%        24.9%
   Depreciation and amortization                            13.3%          8.1%        16.6%
                                                           -----         -----        -----
Operating income                                            10.2%         18.9%         4.4%
Other income (expense):
   Interest expense                                         -4.5%         -5.5%        -6.5%
   Miscellaneous                                             0.5%          0.2%         0.6%
                                                           -----         -----        -----
Income (loss) before income taxes                            6.2%         13.6%        -1.6%
Income tax expense                                           3.2%          5.3%         4.4%
                                                           -----         -----        -----
Net income (loss)                                            3.0%          8.3%        -6.0%
Preferred dividend requirement                               0.4%          0.0%         0.6%
                                                           -----         -----        -----
Net income (loss) applicable to common shareholders          2.6%          8.3%        -6.6%
                                                           =====         =====        =====

Revenues for the three months ended March 31, 1997 increased 62.2% to $1.68 billion on 8.52 billion revenue minutes as compared to $1.03 billion on 5.61 billion revenue minutes for the three months ended March 31, 1997. The increase in total revenues and minutes is primarily attributable to the MFS Merger and internal growth of the Company.

On a pro forma basis, as though the MFS Merger and the UUNET Acquisition occurred at the beginning of 1996, both revenues and traffic for the first quarter of 1997 increased 35%, compared with pro forma revenues of $1.24 billion on 6.31 billion revenue minutes for the first quarter of 1996.

The pro forma revenue increase for the first quarter reflect the following increases by category (dollars in millions):


                                         Three Months Ended March 31,
                                     ---------------------------------------
                                        Actual         Pro forma
                                         1997            1996         Change
                                       ---------      ----------      ------

Revenues
   Domestic switched                    $  951.9        $  774.0         23%
   Domestic private line                   352.7           263.3         34%
   International                           163.8            86.9         89%
   Internet                                111.2            39.0        185%
                                         -------         -------        ---
Core revenues                           $1,579.6        $1,163.2         36%
   Other revenues                           97.6            80.6         21%
                                         -------         -------        ---
Total revenues                          $1,677.2        $1,243.8         35%
                                         =======         =======        ===

Domestic switched services revenue for the first quarter experienced a 23 percent pro forma year-over-year increase driven by a gain of 31 percent in traffic. This increase was due primarily to strong volume gains and more stable pricing in the business market. Carrier traffic growth, year-over-year, was particularly strong.

Domestic private line revenues for the first quarter experienced a 34 percent pro forma year-over-year increase due primarily to increased demand for higher capacity circuits for corporate Intranet and other Internet related services.

International revenues -- those revenues originating outside of the United States -- for the first quarter of 1997 were $164 million, an increase of 89 percent, as compared with $87 million for the pro forma prior year first quarter. This performance is due to continuing strong traffic growth in the United Kingdom and a growing presence in Continental Europe.

Internet revenues for the first quarter were $111 million, up 185 percent over the pro forma prior year first quarter of $39 million.

Other revenues for the first quarter were $98 million, up 21 percent, as compared with $81 million for the comparable pro forma period in the prior year. Other revenues include MFS Network Technologies, operator services, broadcast operations and other equipment and software sales.

Line costs as a percentage of revenues for the first quarter of 1997 were 54.3% as compared to 54.4% reported for the same period in the prior year and 54.1% pro forma for the first quarter of 1996. These changes in line costs as a percentage of revenues are attributable to changes in the product mix and are offset by synergies and economies of scale resulting from network efficiencies achieved from the assimilation of the MFS Merger into the Company's operations.

Selling, general and administrative expenses for the first quarter of 1997 increased to $372.3 million or 22.2% of revenues as compared to $191.6 million or 18.5% of revenues as reported for the first quarter of 1996. The increase in selling, general and administrative expenses as a percentage of revenues on a reported basis results from the Company's expanding operations, primarily through the MFS Merger. The decrease in selling, general and administrative expenses as compared to the 1996 pro forma percentage of revenues results from the assimilation of the MFS Merger into the Company's strategy of cost control.

Depreciation and amortization expense for the first quarter of 1997 increased to $222.9 million or 13.3% of revenues from $83.8 million or 8.1% of revenues for the first quarter of 1996. This increase reflects increased amortization associated with the MFS Merger.

Interest expense in the first quarter of 1997 was $75.5 million or 4.5% of revenues, as compared to $57.0 million or 5.5% of revenues reported in the first quarter of 1996. The increase in interest expense is attributable to higher debt levels as the result of additional debt acquired with the MFS Merger offset by lower interest rates in effect on the Company's long-term debt.

For the first quarter ended March 31, 1997, net income, taking into account the increased amortization for intangibles of $84 million related to the MFS Merger, was $49.7 million, or $0.05 per common share, compared with net income of $86.3 million, or $0.21 per common share as reported for the first quarter of 1996. On a pro forma basis, loss per share was $0.10 per common share for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company's total debt was $4.64 billion, down $189.4 million from December 31, 1996 as a result of the application of available cash and marketable securities against such debt. Additionally, on April 1, 1997, the Company completed the public offering of $2.0 billion principal amount of debt securities. The proceeds from the offering ($1.98 billion) were used to pay down the Company's $3.75 billion revolving credit facility (the "Credit Facility"). As of April 1, 1997, the Company had access to an additional $2.7 billion under its Credit Facility and from available cash and marketable securities.

The Credit Facility has a five-year term and bears interest, payable in varying periods, depending on the interest periods, not to exceed six months, at rates selected by the Company under the terms of the Credit Facility including a Base Rate or LIBOR, plus applicable margin. The applicable margin for a LIBOR rate borrowing varies from 0.35% to 0.875% based upon a specified financial test. The Credit Facility is unsecured and requires compliance with certain financial and other operating covenants which limit, among other things, the incurrence of additional indebtedness by WorldCom and restricts the payment of cash dividends to WorldCom's shareholders. The Credit Facility is also subject to an annual commitment fee not to exceed 0.25% of any unborrowed portion of the Credit Facility.

Borrowings under the Credit Facility bear interest at rates that fluctuate with prevailing short-term interest rates. Under the provisions of the Credit Facility, the Company is required to hedge 25% of its debt against adverse interest movements in short-term rates. The Company complied with this hedging requirement prior to April 1, 1997 with interest rate hedging instruments and subsequent to April 1, 1997, with fixed rate debt issued in the $2.0 billion public offering of debt securities.

The public offering on April 1, 1997 included $600 million principal amount of 7.55% Senior Notes due 2004, $1.1 billion principal amount of 7.75% Senior Notes due 2007 and $300 million principal amount of Senior Notes due 2027. The Notes bear interest payable semiannually on April 1 and October 1 of each year, commencing October 1, 1997, and limit the incurrence of lines. Each holder of the Notes Due 2027 may require the Company to repurchase all or a portion of the Notes Due 2027 owned by such holder on April 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

The Notes Due 2004 and the Notes Due 2007 will be redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, and the Notes Due 2027 will be redeemable, as a whole or in part, at the option of the Company, at any time and from time to time beginning April 2, 2009, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) discounted at the Treasury Rate (as defined therein) plus 15 basis points for the Notes Due 2004 or plus 20 basis points for the Notes Due 2007 and the Notes Due 2027, plus in the case of each of clause (i) and (ii) accrued interest to the date of redemption.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company expects to experience increased capital intensity due to network expansions and believes that funding needs in excess of internally generated cash flow will be met by utilization of the Company's Credit Facility.

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

For the three months ended March 31, 1997, the Company's cash flow from operations was $173.6 million, increasing from $128.2 million in the comparable period for 1996. The increase in cash flow from operations was primarily attributable to internal growth.

In the first quarter of 1997, the Company's existing receivables purchase agreement generated additional proceeds of $7.5 million, bringing the total amount outstanding to $382.5 million. The Company used these proceeds to reduce outstanding debt under the Company's Credit Facility. As of March 31, 1997, the purchaser owned an undivided interest in a $849.1 million pool of receivables which includes the $382.5 million sold.

Cash used in investing activities in the three months ended March 31, 1997 totaled $139.3 million. The sale of marketable securities provided $704.1 million of cash flow but was used to cover capital expenditures of $492.8 million and acquisition and related costs of $244.2 million primarily from the MFS Merger. Cash used in investing activities included $369.8 million for normal capital expenditures and an additional $123.0 million for additional city pair network construction. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Approximately $2.5 billion is currently anticipated for transmission and communications equipment purchases in 1997 without regard to possible future acquisitions, if any. This amount includes additional city pair network construction opportunities which could approximate $500 million to $700 million.

Included in cash flows from financing activities are payments of $6.6 million for preferred dividend requirements. The Company has never paid cash dividends on its Common Stock. WorldCom's Credit Facility restricts the payment of cash dividends on WorldCom capital stock without prior consent of the lenders. The Depositary Shares are entitled to receive dividends, when, as, and if they are declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of Common Stock, at the election of the Company. The Company paid the initial dividend on February 28, 1997 in cash and expects to continue to pay cash dividends on the WorldCom Series A Preferred Stock. Dividends on the WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of Common Stock at the Company's election.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and funds available under the Credit Facility will be adequate to meet the Company's capital needs for the remainder of 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The adoption of this standard did not have a material adverse effect on the Company's consolidated results of operations or financial position.

In February 1997, the FASB issued SFAS 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This Statement is effective for financial statements issued for periods ending after December 15, 1997. WorldCom believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

In February 1997, the FASB issued SFAS 129 "Disclosure of Information About Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure and applies to all entities. This Statement is effective for financial statements for periods ending after December 15, 1997. WorldCom believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

           There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 18, 1997 except as may be reflected in the discussion under Note E of the Notes to Consolidated Financial Statements in Part I, Item 1, above.

Item 2.    Changes in Securities.

           None

Item 3.    Defaults upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           None

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

           A.    Exhibits

           See Exhibit Index

           B.    Reports on Form 8-K

           (i) Current Report on Form 8-K dated December 31, 1996 (filed January 15, 1997), reporting under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and exhibits, information related to the completion of the MFS Merger.

           (ii)  Current Report on Form 8-K dated March 18, 1997 (filed
                 March 24, 1997) reporting under Item 5, Other Events, information related to the Company's announcement of its proposal to issued Senior Notes in a partial drawdown of its previously announced shelf registration statement.

           (iii) Current Report on Form 8-K dated March 26, 1997 (filed April 2,
                 1997) reporting under Item 7(c) Financial Statements and Exhibits, certain exhibits as required in accordance with Item 601 of Regulation S-K regarding the issuance of $2.0 billion in Senior Notes.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                           WorldCom, Inc.



                                           By: /s/ Scott D. Sullivan
                                               --------------------------------
                                               Scott D. Sullivan
                                               Chief Financial Officer

Dated:  May 15, 1997

                                  EXHIBIT INDEX

Exhibit
No.                               Description
---                               -----------

1.1 Form of Underwriting Agreement Standard Provisions for Debt Securities, with form of Terms Agreement (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K dated March 26, 1997)

1.2 Terms Agreement dated March 26, 1997, by and among WorldCom, Inc. and Salomon Brothers Inc, Goldman, Sachs & Co., Credit Suisse First Boston and NationsBanc Capital Markets, Inc. (incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K dated March 26, 1997)

4.1 Second Amended and Restated Articles of Incorporation of WorldCom, Inc. (including preferred stock designations) as of December 31, 1996 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 31, 1996)

4.2      Restated Bylaws of WorldCom, Inc. (incorporated by reference to
         Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.3      Form of 7.55% Senior Note due 2004 (incorporated herein by reference to
         Exhibit 4.1 to the Current Report on Form 8-K dated March 26, 1997)

4.4      Form of 7.75% Senior Note due 2007 (incorporated herein by reference to
         Exhibit 4.2 to the Current Report on Form 8-K dated March 26, 1997)

4.5      Form of 7.75% Senior Note due 2027 (incorporated herein by reference to
         Exhibit 4.3 to the Current Report on Form 8-K dated March 26, 1997)

4.6 Senior Indenture dated March 1, 1997 by and between WorldCom, Inc. and Mellon Bank, N.A., as trustee

11.1     Computation of per share earnings

27.1     Financial Data Schedule