Form 10-Q
period 1997-06-30
WORLDCOM INC /GA/
filed 1997-08-14
CIK 723527

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


          [ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     June 30, 1997
                                             ---------------------
                                       OR

          [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to _____________

                        Commission file number:  0-11258


                          ------------------------


                                 WorldCom, Inc.
             (Exact name of registrant as specified in its charter)


                          ------------------------


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

        The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 902,032,733 on July 31, 1997.


================================================================================

                                   FORM 10-Q
                                     INDEX


                                                                               Page
                                                                              Number
                                                                              ------
PART I.              FINANCIAL INFORMATION

       Item 1.        Financial Statements

                      Consolidated Balance Sheets as of
                      June 30, 1997 and December 31, 1996   . . . . . . . . .    3

                      Consolidated Statements of Operations
                      for the three and six months ended June 30, 1997
                      and June 30, 1996   . . . . . . . . . . . . . . . . . .    4

                      Consolidated Statements of Cash Flows for
                      the six months ended June 30, 1997 and
                      June 30, 1996   . . . . . . . . . . . . . . . . . . . .   5

                      Notes to Consolidated Financial Statements  . . . . . .   6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . . . . . . . .   10

PART II.              OTHER INFORMATION

       Item 1.        Legal Proceedings   . . . . . . . . . . . . . . . . . .   17

       Item 2.        Changes in Securities   . . . . . . . . . . . . . . . .   17

       Item 3.        Defaults upon Senior Securities   . . . . . . . . . . .   17

       Item 4.        Submission of Matters to a Vote
                      of Securities Holders   . . . . . . . . . . . . . . . .   17

       Item 5.        Other Information   . . . . . . . . . . . . . . . . . .   18

       Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . .   18

Signature               . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Exhibit Index           . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                       WORLDCOM, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              (In Thousands of Dollars, Except Per Share Data)


                                                                                        June 30,      December 31,
                                                                                          1997           1996
                                                                                     ------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $     81,347      $    222,729
  Marketable securities                                                                    35,898           772,510
  Accounts receivable, net of allowance for bad debts
    of $118,310 in 1997
    and $110,041 in 1996                                                                1,144,531           999,962
  Income taxes receivable                                                                  11,364            12,301
  Deferred tax asset                                                                           --               276
  Other current assets                                                                    376,870           288,314
                                                                                     ------------      ------------
         Total current assets                                                           1,650,010         2,296,092
                                                                                     ------------      ------------
Property and equipment:
  Transmission equipment                                                                3,007,436         2,371,376
  Communications equipment                                                              1,653,950         1,296,723
  Furniture, fixtures and other                                                           741,088           614,476
                                                                                     ------------      ------------
                                                                                        5,402,474         4,282,575
  Less - accumulated depreciation                                                        (586,131)         (385,451)
                                                                                     ------------      ------------
                                                                                        4,816,343         3,897,124
                                                                                     ------------      ------------
Excess of cost over net tangible assets acquired, net of accumulated
  amortization                                                                         13,022,069        12,947,432
Deferred income taxes                                                                     402,976           392,634
Other assets                                                                              353,187           328,695
                                                                                     ------------      ------------
                                                                                     $ 20,244,585      $ 19,861,977
                                                                                     ============      ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
       Current liabilities:
         Short-term debt and current maturities of long-term debt                    $     20,060      $     22,424
         Accounts payable                                                                 449,089           588,738
         Accrued line costs                                                               715,543           649,324
         Income taxes payable                                                               1,503             1,481
         Current deferred taxes payable                                                    20,865                --
         Other current liabilities                                                        550,864           648,070
                                                                                     ------------      ------------
            Total current liabilities                                                   1,757,924         1,910,037
                                                                                     ------------      ------------
       Long-term liabilities, less current portion:
         Long-term debt                                                                 5,056,514         4,803,581
         Other liabilities                                                                253,451           188,383
                                                                                     ------------      ------------
                Total long-term liabilities                                             5,309,965         4,991,964
                                                                                     ------------      ------------

       Commitments and contingencies


Series A preferred stock, par value $.01 per share; authorized, issued and outstanding: 94,992 shares in 1997 and 1996 (variable
  liquidation preference)                                                                       1                 1
Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 12,743,921 shares in 1997 and 12,699,948 in 1996 (liquidation
  preference of $1.00 per share plus unpaid dividends)                                        127               127
Preferred stock, par value $.01 per share; authorized: 34,905,008 shares
  in 1997 and 1996                                                                             --                --
Common stock, par value $.01 per share; authorized: 2,500,000,000 shares; issued and outstanding: 899,437,288 shares in 1997 and 885,080,264 shares
  in 1996                                                                                   8,994             8,851
Additional paid-in capital                                                             14,952,046        14,855,881
Unrealized holding gain on marketable equity securities                                    34,473            28,832
Retained earnings (deficit)                                                            (1,818,945)       (1,933,716)
                                                                                     ------------      ------------
      Total shareholders' investment                                                   13,176,696        12,959,976
                                                                                     ------------      ------------
                                                                                     $ 20,244,585      $ 19,861,977
                                                                                     ============      ============

The accompanying notes are an integral part of these statements.

                              WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands, Except Per Share Data)


                                                       For the Three Months             For the Six Months
                                                          Ended June 30,                  Ended June 30,
                                                    -------------------------      --------------------------
                                                     1997            1996             1997              1996
                                                 -----------      -----------      -----------      -----------

Revenues                                         $ 1,770,084      $ 1,073,538      $ 3,447,323      $ 2,107,598
                                                 -----------      -----------      -----------      -----------

Operating expenses:
  Line costs                                         922,444          584,632        1,833,913        1,147,463
  Selling, general and administrative                380,657          198,828          753,004          390,429
  Depreciation and amortization                      227,773           71,827          450,676          155,598
  Provision to reduce carrying value of
   certain assets                                         --          402,000               --          402,000
                                                 -----------      -----------      -----------      -----------
        Total                                      1,530,874        1,257,287        3,037,593        2,095,490
                                                 -----------      -----------      -----------      -----------
Operating income (loss)                              239,210         (183,749)         409,730           12,108
Other income (expense):
  Interest expense                                   (77,705)         (55,898)        (153,160)        (112,946)
  Miscellaneous                                        2,260            1,988           10,661            4,149
                                                 -----------      -----------      -----------      -----------
Income (loss) before income taxes and
  extraordinary items                                163,765         (237,659)         267,231          (96,689)
Provision for income taxes                            85,158            5,509          138,960           60,172
                                                 -----------      -----------      -----------      -----------
Net income (loss) before extraordinary items          78,607         (243,168)         128,271         (156,861)
Extraordinary items (net of income taxes of
  $15,621 in 1996)                                        --          (24,434)              --          (24,434)
Preferred dividend requirement                         6,611              355           13,221              860
                                                 -----------      -----------      -----------      -----------
Net income (loss) applicable to common
  shareholders                                   $    71,996      $  (267,957)     $   115,050      $  (182,155)
                                                 ===========      ===========      ===========      ===========

Earnings per common share:
  Net income (loss) applicable to common
    shareholders before
    extraordinary items:
      Primary                                    $      0.08      $     (0.62)     $      0.13      $     (0.41)
                                                 ===========      ===========      ===========      ===========
      Fully diluted                              $      0.08      $     (0.62)     $      0.13      $     (0.41)
                                                 ===========      ===========      ===========      ===========

  Extraordinary items                            $        --      $     (0.06)     $        --      $     (0.06)
                                                 ===========      ===========      ===========      ===========

  Net income (loss) applicable to common
    shareholders :
      Primary                                    $      0.08      $     (0.69)     $      0.13      $     (0.47)
                                                 ===========      ===========      ===========      ===========
      Fully diluted                              $      0.08      $     (0.69)     $      0.13      $     (0.47)
                                                 ===========      ===========      ===========      ===========

  Net income (loss) applicable to common
    shareholders before non-cash
    charges and extraordinary items:
      Primary                                    $      0.08      $      0.25      $      0.13      $      0.46
                                                 ===========      ===========      ===========      ===========
      Fully diluted                              $      0.08      $      0.25      $      0.13      $      0.46
                                                 ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

                             WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands of Dollars)


                                                                For the Six Months
                                                                   Ended June 30,
                                                             --------------------------
                                                                1997          1996
                                                             ------------ -------------
Cash flows from operating activities:
Net income (loss)                                            $   128,271      $(181,295)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary items                                               --         24,434
    Provision to reduce carrying value of certain assets              --        402,000
    Depreciation  and amortization                               450,676        155,598
    Provision for losses on accounts receivable                   43,110         27,553
    Provision for deferred income taxes                          108,395         30,428
    Accreted interest on debt                                     57,529             --
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                     (193,551)      (172,700)
        Income taxes, net                                         18,149         18,521
        Other current assets                                     (68,792)       (49,352)
        Accrued line costs                                        22,952         64,811
        Accounts payable and other current liabilities           (63,605)        15,885
    Other                                                         (5,228)        (9,442)
                                                             -----------      ---------
Net cash provided by operating activities                        497,906        326,441
                                                             -----------      ---------
Cash flows from investing activities:
  Capital expenditures                                        (1,163,643)      (251,581)
  Sale of marketable securities, net                             726,586             --
  Acquisitions and related costs                                (358,546)          (580)
  Increase in intangible assets                                  (46,914)       (57,547)
  Proceeds from disposition of long-term assets                   23,417          8,724
  Increase in other assets                                       (67,245)        (9,623)
  Decrease in other liabilities                                  (19,715)       (20,991)
                                                             -----------      ---------
Net cash used in investing activities                           (906,060)      (331,598)
                                                             -----------      ---------
Cash flows from financing activities:
  Principal borrowings (repayments) on debt                      193,563        (43,601)
  Common stock issuance                                           86,430         26,075
  Dividends paid on preferred stock                              (13,221)          (860)
                                                             -----------      ---------
Net cash provided by (used in) financing activities              266,772        (18,386)
                                                             -----------      ---------

Net decrease in cash and cash equivalents                       (141,382)       (23,543)
Cash and cash equivalents at beginning of period                 222,729         42,244
                                                             -----------      ---------
Cash and cash equivalents at end of period                   $    81,347      $  18,701
                                                             ===========      =========



The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) GENERAL

The financial statements of WorldCom, Inc. (the "Company" or "WorldCom") included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1996. The results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(B) BUSINESS COMBINATIONS

On December 31, 1996, WorldCom, through a wholly owned subsidiary, merged with MFS Communications Company, Inc. ("MFS"). MFS provides telecommunications services and systems for business and government customers. MFS is a leading provider of alternative local network access facilities via digital fiber optic cable networks that it has installed in and around major United States cities, and in several major European cities. MFS also provides domestic and international long distance telecommunications services via its network platform, which consists of MFS-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

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

The following unaudited pro forma combined results of operations for the Company assume that the MFS Merger and the UUNET Acquisition were completed on January 1, 1996 (in thousands, except per share data):

                                                   FOR THE SIX
                                                  MONTHS  ENDED
                                                  JUNE 30, 1996
                                                  -------------
       Revenues                                     $2,578,195
       Loss before extraordinary items                (502,355)
       Loss applicable to common shareholders         (526,789)
       Loss per common share:
        Loss before extraordinary items                  (0.58)
        Net loss                                         (0.62)


These pro forma amounts represent the historical operating results of these acquired entities combined with those of the Company with appropriate adjustments which give effect to amortization and the common shares issued. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MFS and UUNET had been operated by current management during the periods presented because these amounts do not reflect cost savings related to full network optimization and the redundant effect on operating, selling, general and administrative expenses.

(C) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the six months ended June 30, 1997 and 1996 amounted to $104.9 million and $116.3 million, respectively. Income taxes paid during the six months ended June 30, 1997 and 1996 were $13.2 million and $11.2 million, respectively. In conjunction with business combinations during the six months ended June 30, 1997 and 1996, assumed assets and liabilities were as follows (in thousands):

                                                       FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                   ---------------------------
                                                       1997          1996
                                                   -----------    ------------
Fair value of assets acquired                      $       -       $       595
Excess of cost over net tangible assets acquired       256,970          26,267
Liabilities paid (assumed)                             101,576         (26,282)
Common stock issued                                        -               -
                                                   -----------     -----------
          Net cash paid                            $   358,546     $       580
                                                   ===========     ===========


(D) LONG-TERM DEBT

On April 1, 1997, the Company completed the public offering of $2.0 billion principal amount of debt securities. The net proceeds of the offering ($1.98 billion) were used to pay down commercial bank debt.

On July 3, 1997, the Company replaced its $3.75 billion revolving credit facility (the "Old Credit Facility") with $5.0 billion in new revolving credit facilities which consist of a $3.75 billion Facility A Revolving Credit Agreement (the "Facility A Loans") and a $1.25 billion Facility B Revolving Credit and Term Loan Agreement (the "Facility B Loans," and together with the Facility A Loans, the "New Credit Facilities"). The Facility A Loans have a four-year term which will be extended one year automatically upon the receipt of certain regulatory approvals, and may be extended for up to two successive one year terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two thirds of the committed amounts consent. The Facility B Loans, which are contingent upon the receipt of certain regulatory approvals, have a 364 day term, which may be extended for up to two successive 364 day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two thirds of the committed amounts consent. Alternatively, effective as of the end of such 364 day term, the Company may elect to convert the Facility B Loans from revolving loans to term loans with a maturity date corresponding with the maturity date then in effect with respect to the Facility A Loans. The

New Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or the Eurodollar Rate, plus applicable margin. The applicable margin for a Eurodollar Rate borrowing varies from 0.30% to 0.75% based upon the better of certain debt ratings or a specified financial test. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with certain financial and operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company, investments by the Company, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facility and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The current commitment fee for any unborrowed portion of Facility A Loans and Facility B Loans are 0.15% and 0.10%, respectively.

The following table sets forth the long-term debt of the Company as of June 30, 1997, and as adjusted to give effect to the New Credit Facilities (in thousands):


    New Credit Facilities                                     $ 1,581,550
    7.55% Senior Notes Due 2004                                   600,000
    7.75% Senior Notes Due 2007                                 1,100,000
    7.75% Senior Notes Due 2027                                   300,000
    Senior Discount Notes Due 2004                                714,572
    Senior Discount Notes Due 2006                                692,680
    Other debt                                                     87,772
                                                              -----------
                                                              $ 5,076,574
    Less:  Short-term debt and current maturities                  20,060
                                                              -----------
                                                              $ 5,056,514
                                                              ===========

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


The Notes Due 2004 and the Notes Due 2007 are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, and the Notes Due 2027 will be redeemable, as a whole or in part, at the option of the Company, at any time and from time to time beginning April 2, 2009, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) discounted at the Treasury Rate (as defined therein) plus 15 basis points for the Notes Due 2004 or plus 20 basis points for the Notes Due 2007 and the Notes Due 2027, plus in the case of each of clause (i) and (ii) accrued interest to the date of redemption.

In July 1997, WorldCom offered to exchange (the "Exchange Offers") (i) $871.60 principal amount of its 9-3/8% Senior Notes due January 15, 2004 (CUSIP #98155K AD 4) for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 9-3/8% Senior Discount Notes due January 15, 2004 of MFS, properly tendered, and (ii) $737.91 principal amount of its 8-7/8% Senior Notes due January 15, 2006 (CUSIP #98155K AE 2) for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 8-7/8% Senior Discount Notes due January 15, 2006 of MFS, properly tendered. In connection with the Exchange Offers, the Company also solicited consents to certain amendments to the respective indentures governing the MFS notes (the "Consent Solicitations"). Both the Exchange Offers and the Consent Solicitations are upon the terms and subject to the conditions set forth in the Prospectus and Consent Solicitation dated July 3, 1997, as supplemented by the Supplement dated August 5, 1997, and letters of transmittal related to the Exchange Offers and the Consent Solicitations.

On August 8, 1997, the Company announced that it has exercised its option to accept all MFS notes validly tendered in its on-going Exchange Offers and Consent Solicitations. The Company has received requisite consents from holders of notes of MFS to allow the Company to accept tenders as of such date and prior to the expiration of the Exchange Offers and Consent Solicitations and thereby effect certain amendments to the respective indentures governing the MFS notes. On August 13, 1997, the Company exchanged approximately $597.7 million and $532.6 million of its 9-3/8% Senior Notes due January 15, 2004 and its 8-7/8% Senior Notes due January 15, 2006, respectively, for MFS notes validly tendered as of the close of business on August 8, 1997 and effected the amendments to the respective indentures governing the MFS notes in accordance with the terms of the Exchange Offers and Consent Solicitations. The Exchange Offers and Consent Solicitations expire at 5:00 p.m., New York City time, on August 19, 1997.

(E) CONTINGENCIES

On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Telecom Act"), which permits, without limitation, the Bell Operating Companies (the "BOCs") to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the Federal Communications Commission (the "FCC") that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there were significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 8, 1996, the FCC released its First Report and Order in the Matter of Implementation of the Local Competition Provisions in the Telecom Act (the "FCC Interconnect Order"). In the FCC Interconnect Order, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the incumbent local exchange carriers ("ILEC"), resale of the ILEC's retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. Motions to stay implementation of the FCC Interconnect Order have been filed with the FCC and federal courts of appeal. Appeals challenging, among other things, the validity of the FCC Interconnect Order have been filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has among other things, vacated the pricing rules adopted in the FCC Interconnect Order. Inasmuch as these rules had been previously stayed by the Court and state regulatory agencies have conducted separate implementation proceedings and related arbitrations, the Company believes that the vacation of these rules by the Court will not have a material adverse effect on the Company. Certain BOCs have raised constitutional challenges to restrictions of the Telecom Act on inter-local access and transport area services and certain practices implementing the cost provisions of the Telecom Act ordered by certain state public utility commissions. The Company cannot predict either the outcome of these or future challenges to the Telecom Act and appeals or the eventual effect on its business or the industry in general.

On December 24, 1996, the FCC released a Notice of Proposed Rulemaking ("NPRM") seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. On May 7, 1997, the FCC announced that it will issue a series of orders that will reform Universal Service Subsidy allocations and adopt various reforms to the existing rate structure for interstate access that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. In particular, the FCC adopted changes to its rate structures for Common Line, Local Switching and Local Transport rate elements. The FCC generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis, with such costs being recovered through flat rated charges. Over one hundred parties are seeking to have the FCC reconsider various aspects of this decision; others have filed court appeals challenging the validity of the FCC's actions. Access charges are a principal component of the Company's line cost expense. The Company cannot predict whether or not the result of this proceeding will have a material impact upon its consolidated financial position or results of operations.

In the NPRM, the FCC tentatively concluded that information services providers (including, among others, Internet service providers) should not be subject to existing interstate access charges. However, the FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional services and technologies. The FCC issued on December 24, 1996, a Notice of Inquiry to seek comment on whether it should, in addition to access charge reform, consider actions relating to interstate information services and the Internet. Changes in the regulatory environment relating to the telecommunications or Internet-related services industry could have an adverse effect on the Company's Internet-related services business. The Telecom Act may permit telecommunications companies, BOCs or others to increase the scope or reduce the cost of their Internet access services. The Company cannot predict the effect that the Notice of Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its business.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulation risks including the impact of the Telecom Act, contingent liabilities, and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1996. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six month periods ended June 30, 1997 and 1996, and should be read in conjunction with the consolidated financial statements and notes thereto.

GENERAL

The Company is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. The Company's operations have grown significantly in each year of its operations as a result of internal growth, the MFS Merger, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares, and international expansion.

As a result of the MFS Merger on December 31, 1996, each share of MFS common stock was converted into the right to receive 2.1 shares of WorldCom Common Stock or approximately 471.0 million WorldCom common shares in the aggregate. Each share of MFS Series A Preferred Stock was converted into the right to receive one share of WorldCom Series A Preferred Stock or 94,992 shares in the aggregate. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of WorldCom Series B Convertible Preferred Stock or approximately 12.7 million shares in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of WorldCom Series A Preferred Stock (the "Depositary Shares").

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

MFS provides telecommunications services and systems for business and government customers. MFS is a leading provider of alternative local network access facilities via digital fiber optic cable networks that it has installed in and around major United States cities, and in several major European cities. MFS also provides domestic and international long distance telecommunications services via its network platform, which consists of MFS-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe. The MFS Merger is being accounted for as a purchase; accordingly, the operating results of MFS are reflected in the Company's results of operations from the acquisition date.

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

The MFS Merger has allowed the Company to take advantage of the Congressional intent behind the Telecom Act and the FCC Interconnect Order by bringing together leading growth companies from four key telecom industry segments: long distance, local, Internet and international. The Company believes that the MFS Merger enhances the combined entity's opportunities for future growth, creates a stronger competitor in the changing telecommunications industry, allows provision of end-to-end bundled services over a global network, and provides the opportunity for significant cost savings for the combined organization.

The most significant portion of the Company's line costs is access charges, which are highly regulated. The FCC has announced that it will revise its rules regarding access charges in a manner that will, over time, revamp the access rate element structure and, over the near term, reduce the overall access revenues collected by the incumbent local exchange carriers. The FCC's rate element restructuring is intended to align costs with the manner in which they are incurred by the incumbent local exchange carriers. As a result, the current usage based system will be replaced with a system composed of flat rate charges and usage based charges. The FCC has also announced that subsidy systems for local telephone services and services to schools, libraries, and hospitals will be implemented. A portion of those subsidies currently are funded by access charges. Accordingly, access charges will be reduced by an amount to be transferred to the subsidy systems. The subsidy systems will result in additional charges being placed on all telecommunications providers, which charges may be directly recovered from the end users. The Company cannot predict what effect continued regulation and increased competition between LECs and other IXCs will have on future access charges or the Company's business. However, the Company believes that it will be able to continue to reduce transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statements of operations as a percentage of its operating revenues.

                                  For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                  -----------------------------------        ---------------------------------

                                   Actual       Actual       Pro Forma       Actual        Actual       Pro Forma
                                    1997         1996          1996           1997          1996          1996
                                    ----         ----          ----           ----          ----          ----

Revenues                             100.0%        100.0%        100.0%         100.0%       100.0%         100.0%
                                     -----         -----         -----          -----        -----          -----

Operating expenses:
   Line costs                         52.1%         54.5%         54.4%          53.2%       54.4%          54.3%
   Selling, general and
      administrative                  21.5%         18.5%         25.0%          21.8%       18.5%          25.0%
   Depreciation and
      amortization                    12.9%          6.7%         15.2%          13.1%        7.4%          15.9%
   Provision to reduce carrying
      value of certain assets            -          37.4%         30.1%             -         19.1%          15.6%
                                     -----         -----         -----          -----        -----          -----


Operating income (loss)               13.5%        (17.1%)       (24.8%)         11.9%         0.6%         (10.7%)
Other income (expense):
   Interest expense                   (4.4%)        (5.2%)        (6.2%)         (4.4%)       (5.4%)         (6.4%)

   Miscellaneous                       0.1%          0.2%          0.5%           0.3%         0.2%           0.5%
                                     -----         -----         -----          -----        -----          -----
Income (loss) before income
 taxes and extraordinary items         9.3%        (22.1%)       (30.5%)          7.8%        (4.6%)        (16.5%)
Income tax expense                     4.8%          0.5%          0.4%           4.0%         2.9%           2.3%
                                     -----         -----         -----          -----        -----          -----
Net income (loss)                      4.4%        (22.7%)       (30.9%)          3.7%        (7.4%)        (18.9%)
Extraordinary items                       -         (2.3%)        (1.8%)            -         (1.2%)         (0.9%)

Preferred dividend requirement         0.4%          0.0%          0.6%           0.4%         0.0%           0.6%
                                     -----         -----         -----          -----        -----          -----
Net income (loss) applicable
to common shareholders                 4.1%        (25.0%)       (33.3%)          3.3%        (8.6%)        (20.4%)
                                     =====         =====         =====          =====        =====          =====



Revenues for the three months ended June 30, 1997 increased 64.9% to $1.77 billion on 8.93 billion revenue minutes as compared to $1.07 billion on 5.70 billion revenue minutes for the three months ended June 30, 1996. For the six months ended June 30, 1997, revenues increased 63.6% to $3.45 billion on 17.45 billion revenue minutes versus $2.11 billion on 11.31 billion revenue minutes for the same period of the prior year. The increase in total revenues and minutes is primarily attributable to the MFS Merger and internal growth of the Company.

On a pro forma basis, as though the MFS Merger and the UUNET Acquisition occurred at the beginning of 1996, revenues and traffic for the second quarter of 1997 increased 33% and 37%, respectively, compared with pro forma revenues of $1.33 billion on 6.50 billion revenue minutes for the second quarter of 1996. For the six month period ended June 30, 1997, revenues and traffic increased 34% and 36%, respectively, versus pro forma revenues of $2.58 billion on 12.81 billion revenue minutes for the same period of the prior year.

The pro forma and actual revenue increases for the three and six month periods ended June 30, 1997 and 1996 reflect the following increases by category (dollars in millions):

                                      Three Months Ended June 30,                Six Months Ended June 30,
                                      ---------------------------                -------------------------

                                     Actual    Pro forma                     Actual       Pro forma
                                      1997        1996      Change            1997           1996         Change
                                   ---------   ----------   ------         ----------    -----------      ------

                                              -
REVENUES
   Domestic switched               $  966.8      $  794.1      22%            $1,918.7      $1,568.2           22%
   Domestic private line              371.7         276.2      35%               724.4         539.5           34%
   International                      197.0         107.7      83%               360.8         194.6           85%
   Internet                           125.8          54.0     133%               237.0          93.0          155%
                                   --------      --------     ---             --------      --------          ---
CORE REVENUES                      $1,661.3      $1,232.0      35%            $3,240.9      $2,395.3           35%
   Other revenues                     108.8         102.4       6%               206.4         182.9           13%
                                   --------      --------     ---             --------      --------          ---
TOTAL REVENUES                     $1,770.1      $1,334.4      33%            $3,447.3      $2,578.2           34%
                                   ========      ========     ===             ========      ========          ===

The following discusses the results of operations for the three and six month periods ended June 30, 1997 as compared to pro forma results for the comparable prior year periods. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MFS Merger and the internal growth of the Company.

Domestic switched revenues for the second quarter experienced a 22% pro forma year-over-year increase driven by a gain of 33% in traffic. For the six month period ended June 30, 1997, domestic switched revenues increased 22% over the prior year pro forma amount on a 32% increase in traffic. This increase was due primarily to strong volume gains in both the retail and wholesale markets. The Company's revenue and minute gaps continue to be driven by strong wholesale revenues, international settlement reduction pass throughs and product mix.

Domestic private line revenues for the three and six month periods ended June 30, 1997 increased 35% and 34%, respectively, over the pro forma prior year amounts. These increases are due primarily to increased demand for higher capacity circuits for corporate networks, Intranet and other Internet related services.

International revenues -- those revenues originating outside of the United States -- for the second quarter of 1997 were $197 million, an increase of 83%, as compared with $108 million for the pro forma prior year second quarter. For the six month period ended June 30, 1997, international revenues increased 85% to $361 million versus $195 million for the same pro forma period of the prior year. This performance is due to continuing strong traffic growth in the United Kingdom and a growing presence in Continental Europe.

Internet revenues for the three and six month periods ended June 30, 1997 increased 133% and 155%, respectively, over the prior year pro forma amounts. Strong demand for both dedicated and dial-up access was somewhat offset by provisioning constraints on the dial-up access side, which are expected to improve in the third and fourth quarters.

Other revenues for the second quarter of 1997 were $109 million, up 6%, as compared with $102 million for the pro forma prior year second quarter. For the six month period ended June 30, 1997, other revenues increased 13% to $206 million versus $183 million for the pro forma period of the prior year. Other revenues include MFS Network Technologies, operator services, broadcast operations and other equipment and software sales.

Line costs as a percentage of revenues for the second quarter of 1997 were 52.1% as compared to 54.5% reported for the same period of the prior year and 54.4% pro forma for the second quarter of 1996. On a year-to-date basis, line costs as a percentage of revenues decreased to 53.2% as compared to 54.4% reported for the same period of the prior year and 54.3% pro forma for the six month period ended June 30, 1996. These decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MFS into the Company's operations.

Selling, general and administrative expenses for the second quarter of 1997 increased to $380.7 million or 21.5% of revenues as compared to $198.8 million or 18.5% of revenues as reported for the second quarter of 1996. On a year-to-date basis, these expenses increased to $753.0 million or 21.8% of revenues from $390.4 million or 18.5% of revenues for the six months ended June

30, 1996. The increase in selling, general and administrative expenses as a percentage of revenues on a reported basis results from the Company's expanding operations, primarily through the MFS Merger. The decrease in selling, general and administrative expenses as a percentage of revenues for the three and six month periods ended June 30, 1997 as compared to 25.0% of revenues for the same pro forma periods of the prior year, results from the assimilation of the MFS into the Company's strategy of cost control.

Depreciation and amortization expense for the second quarter of 1997 increased to $227.8 million or 12.9% of revenues from $71.8 million or 6.7% of revenues for the second quarter of 1996. On a year-to-date basis, this expense increased to $450.7 million or 13.1% of revenues versus $155.6 million or 7.4% of revenues for the comparable 1996 period. This increase reflects increased amortization associated with the MFS Merger and additional depreciation related to capital expenditures.

In the second quarter of 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecom Act, and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $344 million after tax or $0.88 per share. On a pretax basis, the write-down was $402 million and included $139 million for network facilities and $263 million for non-core businesses, primarily operator services goodwill.

Interest expense in the second quarter of 1997 was $77.7 million or 4.4% of revenues, as compared to $55.9 million or 5.2% of revenues reported in the second quarter of 1996. For the six months ended June 30, 1997, interest expense was $153.2 million or 4.4% of revenues, as compared to $112.9 million or 5.4% of revenues for the first six months of 1996. The increase in interest expense is attributable to higher debt levels as the result of additional debt acquired with the MFS Merger, higher capital expenditures, and the 1997 fixed rate debt financings, offset by lower interest rates in effect on the Company's variable rate long-term debt.

In the second quarter of 1996, the Company recorded extraordinary items totaling $24.4 million, net of income tax benefit of $15.6 million. The items included $4.2 million in connection with the Company's 1996 debt refinancing, and $20.2 million related to a write-off of deferred international costs. Previously, a portion of the outbound call fee due the foreign carrier was deferred and accounted for as a cost attributable to the revenue associated with the inbound call. Currently, the outbound call fee due the foreign carrier is expensed as incurred.

For the quarter ended June 30, 1997, net income, taking into account the increased amortization for intangibles related to the MFS Merger, was $72.0 million, or $0.08 per common share, compared with net income, before non-cash charges, of $100.1 million, or $0.25 per common share as reported for the
second quarter of 1996.   On a pro forma basis, before non-cash charges, loss
per share was $0.09 per common share for the second quarter of 1996. Including the non-cash, after tax charges, the Company reported a net loss of $268.0 million or $0.69 per share for the second quarter of 1996.

For the six months ended June 30, 1997, net income was $115.1 million or $0.13 per share compared with $185.9 million, or $0.46 per share, before non-cash charges, for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company's total debt was $5.08 billion, up $250.6 million from December 31, 1996 as a result of the increased capital expenditures offset by the application of available cash and marketable securities against such debt.

On July 3, 1997, the Company replaced its $3.75 billion revolving credit facility (the "Old Credit Facility") with $5.0 billion in new revolving credit facilities which consist of a $3.75 billion Facility A Revolving Credit Agreement (the "Facility A Loans") and a $1.25 billion Facility B Revolving Credit and Term Loan Agreement (the "Facility B Loans," and together with the Facility A Loans, the "New Credit Facilities"). The Facility A Loans have a four-year term which will be extended one year automatically upon the receipt of certain regulatory approvals, and may be extended for up to two successive one year terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two thirds of the committed amounts consent. The Facility B Loans, which are contingent upon the receipt of certain regulatory approvals, have a 364 day term, which may be extended for up to two successive 364 day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two thirds of the committed amounts consent. Alternatively, effective as of the end of such 364 day term, the Company may elect to convert the Facility B Loans from revolving loans to term loans with a maturity date corresponding with the maturity date then in effect with respect to the Facility A Loans. The New Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or the Eurodollar Rate, plus applicable margin. The applicable margin for a Eurodollar Rate borrowing varies from 0.30% to 0.75% based upon the better of certain debt ratings or a specified financial test. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with certain financial and operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company, investments by the Company, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facility and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The current commitment fee for any unborrowed portion of the Facility A Loans and the Facility B Loans are 0.15% and 0.10%, respectively.

As of July 3, 1997, the Company had available liquidity of $2.28 billion under its New Credit Facilities and from available cash and marketable securities. Upon the receipt of certain regulatory approvals, expected in the third quarter of 1997, the Company will have access to an additional $1.25 billion under its New Credit Facilities.

Additionally, on April 1, 1997, the Company completed the public offering of $2.0 billion principal amount of debt securities. The net proceeds of the offering ($1.98 billion) were used to pay down commercial bank debt. The public offering on April 1, 1997 included $600 million principal amount of 7.55% Senior Notes due 2004, $1.1 billion principal amount of 7.75% Senior Notes due 2007 and $300 million principal amount of 7.75% Senior Notes due 2027. The Notes bear interest payable semiannually on April 1 and October 1 of each year, commencing October 1, 1997, and limit the incurrence of liens. Each holder of the Notes Due 2027 may require the Company to repurchase all or a portion of the Notes Due 2027 owned by such holder on April 1, 2009 at a purchase price equal to 100% of the principal amount thereof.


The Notes Due 2004 and the Notes Due 2007 are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, and the Notes Due 2027 will be redeemable, as a whole or in part, at the option of the Company, at any time and from time to time beginning April 2, 2009, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) discounted at the Treasury Rate (as defined therein) plus 15 basis points for the Notes Due 2004 or plus 20 basis points for the Notes Due 2007 and the Notes Due 2027, plus in the case of each of clause (i) and (ii) accrued interest to the date of redemption.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company expects to experience increased capital intensity due to network expansions and believes that funding needs in excess of internally generated cash flow will be met by utilization of the Company's New Credit Facilities.

In connection with the MFS Merger and pursuant to a change of control provision, WorldCom offered to repurchase the MFS $924.0 million 8 7/8% Senior Discount Notes due 2006 and the MFS $788.3 million 9 3/8% Senior Discount Notes due 2004 (collectively the "MFS notes") at 101% of the accreted value as of February 27, 1997, which was $670.0 million and $666.1 million, respectively. The offer to repurchase began January 28, 1997 and ended February 27, 1997. As of the expiration of the offer, approximately $14.3 million of the MFS notes were repurchased. Prior to the amendments to the indentures governing the MFS notes that were effected on August 13, 1997, the MFS notes contained certain covenants which, among other things, restricted MFS' ability to incur additional debt, create liens, enter into sale-leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates and sell assets or merge with another company.

In July 1997, WorldCom offered to exchange (the "Exchange Offers") (i) $871.60 principal amount of its 9-3/8% Senior Notes due January 15, 2004 (CUSIP #98155K AD 4) for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 9-3/8% Senior Discount Notes due January 15, 2004 of MFS, properly tendered, and (ii) $737.91 principal amount of its 8-7/8% Senior Notes due January 15, 2006 (CUSIP #98155K AE 2) for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 8-7/8% Senior Discount Notes due January 15, 2006 of MFS, properly tendered. In connection with the Exchange Offers, the Company also solicited consents to certain amendments to the respective indentures governing the MFS notes (the "Consent Solicitations"). Both the Exchange Offers and the Consent Solicitations are upon the terms and subject to the conditions set forth in the Prospectus and Consent Solicitation dated July 3, 1997, as supplemented by the Supplement dated August 5, 1997, and letters of transmittal related to the Exchange Offers and the Consent Solicitations.

On August 8, 1997, the Company announced that it has exercised its option to accept all MFS notes validly tendered in its on-going Exchange Offers and Consent Solicitations. The Company has received requisite consents from holders of notes of its MFS subsidiary to allow the Company to accept tenders prior to the expiration of the Exchange Offers and Consent Solicitations and thereby effect certain amendments to the respective indentures governing the MFS notes. On August 13, 1997, the Company exchanged approximately $597.7 million and $532.6 million of its 9-3/8% Senior Notes due January 15, 2004 and its 8-7/8% Senior Notes due January 15, 2006, respectively, for MFS notes validly tendered as of the close of business on August 8, 1997 and effected the amendments to the respective indentures governing the MFS notes in accordance with the terms of the Exchange Offers and Consent Solicitations. The Exchange Offers and Consent Solicitations expire at 5:00 p.m., New York City time, on August 19, 1997.

For the six months ended June 30, 1997, the Company's cash flow from operations was $497.9 million, increasing from $326.4 million in the comparable period for 1996. The increase in cash flow from operations was primarily attributable to internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of MFS into the Company's operations.

In 1997, the Company's existing receivables purchase agreement generated additional proceeds of $15.8 million, bringing the total amount outstanding to $390.8 million. The Company used these proceeds to reduce outstanding debt under the Company's New Credit Facilities. As of June 30, 1997, the purchaser owned an undivided interest in a $831.2 million pool of receivables which includes the $390.8 million sold.

Cash used in investing activities for the six months ended June 30, 1997 totaled $906.1 million. The sale of marketable securities provided $726.6 million of proceeds which were used to cover capital expenditures of $1.16 billion and acquisition and related costs of $358.5 million primarily from the MFS Merger. Cash used in investing activities included $973.9 million for normal capital expenditures and an additional $189.7 million for additional city pair network construction. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Approximately $2.5 billion is currently anticipated for transmission and communications equipment purchases in 1997 without regard to possible future acquisitions, if any.

Included in cash flows from financing activities are payments of $13.2 million for preferred dividend requirements. The Company has never paid cash dividends on its Common Stock. The Depositary Shares are entitled to receive dividends, when, as, and if they are declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of Common Stock, at the election of the Company. The Company paid the dividends on February 28, 1997 and May 31, 1997 in cash and expects to continue to pay dividends in cash on the Depositary Shares. Dividends on the WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of Common Stock at the Company's election.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity will be more than adequate to meet the Company's capital needs for the remainder of 1997.

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

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          On May 22, 1997, the Company held the Annual Meeting of Shareholders for the purposes of:

          1.   Electing a Board of fourteen (14) directors; and

          2. Considering and acting upon a proposal to approve the Company's Performance Bonus Plan.

  The tabulation of the voting, which includes the WorldCom Series A and Series B Preferred Stock, is as follows: Abstentions and

                            For        Against or Withheld  Broker Non-Votes
Election of Directors:
 Carl J. Aycock           763,527,413        25,019,248                0

 Max E. Bobbitt           763,538,916        25,007,845                0

 James Q. Crowe           763,776,370        24,770,391                0

 Bernard J. Ebbers        773,457,287        15,089,474                0

 Francesco Galesi         763,452,596        25,094,165                0

 Richard R. Jaros         775,339,285        13,207,476                0

 Stiles A. Kellett, Jr.   763,394,076        25,152,685                0

 David C. McCourt         773,611,418        14,935,343                0

 John A. Porter           763,493,686        25,053,075                0

 Walter Scott, Jr.        774,896,925        13,649,836                0

 John W. Sidgmore         773,637,139        14,909,622                0

 Scott D. Sullivan        764,208,365        24,338,396                0

 Lawrence C. Tucker       763,462,361        25,084,400                0

 Michael B. Yanney        757,007,821        13,538,940                0

Performance Bonus Plan    602,308,227       174,369,203       11,869,326

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          A.     Exhibits
                 See Exhibit Index

          B.     Reports on Form 8-K

          (i)    Current Report on Form 8-K dated March 26, 1997 (filed April 2,
                 1997) reporting under Item 7(c) Financial Statements and Exhibits, certain exhibits as required in accordance with Item 601 of Regulation S-K regarding the issuance of $2.0 billion in Senior Notes.

          (ii)   Current Report on Form 8-K dated May 22, 1997 (filed June 6,
                 1997) reporting under Item 5, Other Information, the amendment of the Rights Agreement by and between the Company and The Bank of New York, as Rights Agent, and under Item 7(c), Financial Statements and Exhibits, certain exhibits as required in accordance with Item 601 of Regulation S-K regarding such Agreement.

          (iii)  Current Report on Form 8-K dated June 30, 1997 (filed July
                 7, 1997) reporting under Item 5, Other Information, the resignation of certain directors, the replacement of the Old Credit Facility with the New Credit Facilities, and the approval of the Performance Bonus Plan, and under Item 7(c) Financial Statements and Exhibits, certain exhibits as required in accordance with Item 601 of Regulation S-K regarding the New Credit Facilities and the Performance
                 Bonus Plan.

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

                                        WORLDCOM, INC.



                                        By:  /s/ SCOTT D. SULLIVAN
                                            -----------------------------------
                                                 Scott D. Sullivan
                                                 Chief Financial Officer

Dated: August 14, 1997

                                 EXHIBIT INDEX

Exhibit
No.                               Description
------                            -----------
1.1              Form of Underwriting Agreement Standard Provisions for Debt
                 Securities, with form of Terms Agreement (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on
                 Form 8-K dated March 26, 1997(File No. 0-11258))

1.2              Terms Agreement dated March 26, 1997, by and among WorldCom,
                 Inc. and Salomon Brothers Inc, Goldman, Sachs & Co., Credit
                 Suisse First Boston and NationsBanc Capital Markets, Inc.
                 (incorporated herein by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated March 26, 1997
                 (File No. 0-11258))

4.1              Second Amended and Restated Articles of Incorporation of
                 WorldCom, Inc. (including preferred stock designations) as of December 31, 1996 (incorporated herein by reference to Exhibit
                 3.1 to the Company's Current Report on  Form 8-K dated
                 December 31, 1996 (File No. 0-11258))

4.2 Restated Bylaws of WorldCom, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-11258))

4.3 Form of 7.55% Senior Note due 2004 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 26, 1997 (File No. 0-11258))

4.4 Form of 7.75% Senior Note due 2007 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 26, 1997(File No. 0-11258))

4.5 Form of 7.75% Senior Note due 2027 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 26, 1997(File No. 0-11258))

4.6              Senior Indenture dated March 1, 1997 by and between WorldCom,
                 Inc. and Mellon Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-Q for the period ended March 31, 1997(File No. 0-11258))

4.7              Form of First Supplemental Indenture of WorldCom to Mellon
                 Bank, N.A. relating to 9-3/8% Notes Due 2004 and 8-7/8%
                 Senior Notes Due 2006 (including form of 9-3/8% Senior Note
                 Due 2004 attached as Exhibit A thereto and  form of 8-7/8%
                 Senior Note Due 2006 attached as Exhibit B thereto)
                 (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4 (Registration
                 No. 333-27345))

10.1             Memorandum between the Company and James Q. Crowe dated June
                 26, 1997

*10.2            Facility A Revolving Credit Agreement among WorldCom, Inc.,
                 NationsBank of Texas, N.A. (Managing Agent and Administrative
                 Agent), Bank of America NT & SA, Bank of Montreal, The Bank of
                 New York, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi
                 Trust Company, Barclays Bank PLC, Canadian Imperial Bank of
                 Commerce, The Chase Manhattan Bank, Citibank, N.A., Credit
                 Lyonnais New York Branch, First Union National Bank, Fleet
                 National Bank, The Industrial Bank of Japan,  Limited, Atlanta
                 Agency, Morgan Guaranty Trust Company of New York, Royal Bank of Canada, and Toronto Dominion (Texas), Inc. (Agents) and the Lenders named therein (Facility A Lenders), dated as of July 3, 1997. (Incorporated herein by reference to Exhibit
                 10.1 to the Company's Current Report on Form 8-K dated June
                 30, 1997 (File No. 0-11258))



Exhibit
  No.                                     Description
--------                                  -----------
*10.3            Facility B Revolving Credit and Term Loan Agreement among
                 WorldCom, Inc., NationsBank of Texas, N.A. (Managing Agent and
                 Administrative Agent), Bank of America NT & SA, Bank of
                 Montreal, The Bank of New York, The Bank of Nova Scotia, Bank
                 of Tokyo-Mitsubishi Trust Company, Barclays Bank PLC, Canadian
                 Imperial Bank of Commerce, The Chase Manhattan Bank,
                 Citibank, N.A., Credit Lyonnais New York Branch, First Union
                 National Bank, Fleet National Bank, The Industrial Bank of
                 Japan, Limited, Atlanta Agency, Morgan Guaranty Trust Company
                 of New York, Royal Bank of Canada, and Toronto Dominion
                 (Texas), Inc. (Agents) and the Lenders named therein (Facility
                 B Lenders), dated as of July 3, 1997.  (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on
                 Form 8-k dated June 30, 1997 (File No. 0-11258))

10.4 WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated
                 April 21, 1997 (File No. 0-11258))

11.1             Computation of per share earnings

27.1             Financial Data Schedule


* The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission