Form 10-Q
period 1997-09-30
WORLDCOM INC /GA/
filed 1997-11-14
CIK 723527

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-11258

                         -------------------------------

                                 WORLDCOM, INC.
             (Exact name of registrant as specified in its charter)

                         -------------------------------

            Georgia
 (State or other jurisdiction of                      58-1521612
  incorporation or organization)          (I.R.S. Employer Identification No.)

515 East Amite Street, Jackson, Mississippi            39201-2702
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

     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 903,380,987 on November 5, 1997.


===============================================================================

                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.        FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheets as of
                  September  30, 1997 and December 31, 1996........................     3

                  Consolidated Statements of Operations
                  for the three and nine months ended September  30, 1997
                  and  September  30, 1996.........................................     4

                  Consolidated Statements of Cash Flows for
                  the nine months ended  September  30, 1997 and
                  September  30, 1996..............................................     5

                  Notes to Consolidated Financial Statements.......................     6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.......................................................    12

PART II.          OTHER INFORMATION

        Item 1    Legal Proceedings ...............................................    20

        Item 2.   Changes in Securities and Use of Proceeds .......................    20

        Item 3.   Defaults upon Senior Securities..................................    21

        Item 4.   Submission of Matters to a Vote
                  of Securities Holders............................................    21

        Item 5.   Other Information................................................    21

        Item 6.   Exhibits and Reports on Form 8-K.................................    21

Signature         .................................................................    22

Exhibit Index     .................................................................    23

 PART I. FINANCIAL INFORMATION
  Item I. Financial Statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                                 September 30,         December 31,
                                                                                                     1997                 1996
                                                                                                 ------------         ------------

ASSETS
Current assets:
 Cash and cash equivalents                                                                       $     59,190         $    222,729
 Marketable securities                                                                                  6,866              772,510
 Accounts receivable, net of allowance for bad debts of $128,583 in 1997
  and $110,041 in 1996                                                                              1,175,105              999,962
 Income taxes receivable                                                                                8,390               12,301
 Deferred tax asset                                                                                        --                  276
 Other current assets                                                                                 375,829              288,314
                                                                                                 ------------         ------------
    Total current assets                                                                            1,625,380            2,296,092
                                                                                                 ------------         ------------
Property and equipment:
 Transmission equipment                                                                             3,453,524            2,371,376
 Communications equipment                                                                           1,815,875            1,296,723
 Furniture, fixtures and other                                                                        812,331              614,476
                                                                                                 ------------         ------------
                                                                                                    6,081,730            4,282,575
 Less-accumulated depreciation                                                                       (662,909)            (385,451)
                                                                                                 ------------         ------------
                                                                                                    5,418,821            3,897,124
                                                                                                 ------------         ------------
Excess of cost over net tangible assets acquired, net of accumulated
 amortization                                                                                      13,002,512           12,947,432
Deferred tax asset                                                                                    339,488              392,634
Other assets                                                                                          427,167              328,695
                                                                                                 ------------         ------------
                                                                                                 $ 20,813,368         $ 19,861,977
                                                                                                 ============         ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
 Short-term debt and current maturities of long-term debt                                        $     11,086         $     22,424
 Accounts payable                                                                                     439,225              588,738
 Accrued line costs                                                                                   739,742              649,324
 Income taxes payable                                                                                   2,500                1,481
 Deferred tax liability                                                                                46,127                   --
 Other current liabilities                                                                            631,605              648,070
                                                                                                 ------------         ------------
    Total current liabilities                                                                       1,870,285            1,910,037
                                                                                                 ------------         ------------
Long-term liabilities, less current portion:
 Long-term debt                                                                                     5,348,638            4,803,581
 Other liabilities                                                                                    228,445              188,383
                                                                                                 ------------         ------------
    Total long-term liabilities                                                                     5,577,083            4,991,964
                                                                                                 ------------         ------------

Commitments and contingencies
 Series A preferred stock, par value $.01 per share; authorized, issued and
  outstanding: 94,992 shares in 1997 and 1996 (variable liquidation preference)                             1                    1
 Series B preferred stock, par value $.01 per share: authorized, issued and outstanding 12,445,113 shares in 1997 and 12,699,949 in 1996 (liquidation
  preference of $ 1.00 per share plus unpaid dividends)                                                   124                  127
 Preferred stock, par value $.01 per share, authorized: 34,905,008 shares
  in 1997 and 1996                                                                                         --                   --
 Common stock, par value $.01 per share; authorized: 2,500,000,000 shares;
  issued and outstanding: 907,159,586 shares in 1997 and 885,080,264 shares in 1996                     9,072                8,851
 Additional paid-in capital                                                                        15,035,896           14,855,881
 Unrealized holding gain on marketable equity securities                                               33,733               28,832
 Retained earnings (deficit)                                                                       (1,712,826)          (1,933,716)
                                                                                                 ------------         ------------
    Total shareholders' investment                                                                 13,366,000           12,959,976
                                                                                                 ============         ============
                                                                                                 $ 20,813,368         $ 19,861,977
                                                                                                 ============         ============

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                                     For the Three Months              For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                -----------------------------      ----------------------------
                                                                   1997               1996             1997             1996
                                                                -----------       -----------      -----------      -----------

Revenues                                                        $ 1,901,199       $ 1,143,428      $ 5,348,522      $ 3,251,026
                                                                -----------       -----------      -----------      -----------
Operating expenses:
 Line costs                                                         971,894           625,176        2,805,807        1,772,639
 Selling, general and administrative                                387,845           212,473        1,140,849          602,902
 Depreciation and amortization                                      231,543            73,436          682,219          229,034
 Provision to reduce carrying value of certain assets                    --                --               --          402,000
                                                                -----------       -----------      -----------      -----------
     Total                                                        1,591,282           911,085        4,628,875        3,006,575
                                                                -----------       -----------      -----------      -----------

Operating income                                                    309,917           232,343          719,647          244,451
Other income (expense):
 Interest expense                                                   (81,789)          (55,085)        (234,949)        (168,031)
 Miscellaneous                                                        6,133             1,840           16,794            5,989
                                                                -----------       -----------      -----------      -----------
Income before income taxes and extraordinary items                  234,261           179,098          501,492           82,409
Provision for income taxes                                          121,816            69,843          260,776          130,015
                                                                -----------       -----------      -----------      -----------
Net income (loss) before extraordinary items                        112,445           109,255          240,716          (47,606)
Extraordinary items (net of income taxes of $ 15,621 in 1996)            --                --               --          (24,434)
Preferred dividend requirement                                        6,606                --           19,827              860
                                                                -----------       -----------      -----------      -----------
Net income (loss) applicable to common shareholders             $   105,839       $   109,255      $   220,889      $   (72,900)
                                                                ===========       ===========      ===========      ===========
Earnings per common share:
 Net income (loss) applicable to common shareholders before
  extraordinary items:
   Primary                                                      $      0.12       $      0.27      $      0.25      $     (0.12)
                                                                ===========       ===========      ===========      ===========
   Fully diluted                                                $      0.12       $      0.27      $      0.25      $     (0.12)
                                                                ===========       ===========      ===========      ===========
Extraordinary items                                             $        --       $        --      $        --      $     (0.06)
                                                                ===========       ===========      ===========      ===========
Net income (loss) applicable to common shareholders:
   Primary                                                      $      0.12       $      0.27      $      0.25      $     (0.18)
                                                                ===========       ===========      ===========      ===========
   Fully diluted                                                $      0.12       $      0.27      $      0.25      $     (0.18)
                                                                ===========       ===========      ===========      ===========
Net income (loss) applicable to common shareholders before
non-cash charges and extraordinary items:
   Primary                                                      $      0.12       $      0.27      $      0.25      $      0.73
                                                                ===========       ===========      ===========      ===========
   Fully diluted                                                $      0.12       $      0.27      $      0.25      $      0.73
                                                                ===========       ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                                   For the Nine Months
                                                                                    Ended September 30,
                                                                              -----------------------------
                                                                                  1997              1996
                                                                              -----------       -----------
Cash flows from operating activities:
Net income (loss)                                                             $   240,716       $   (72,040)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Extraordinary items                                                                 --            24,434
   Provision to reduce carrying value of certain assets                                --           402,000
   Depreciation and amortization                                                  682,219           229,034
   Provision for losses on accounts receivable                                     76,246            42,422
   Provision for deferred income taxes                                            224,426           101,079
   Accreted interest on debt                                                       62,675                --
   Change in assets and liabilities, net of effect of business combinations:
     Accounts receivable                                                         (250,283)         (170,669)
     Income taxes, net                                                             28,067            12,718
     Other current assets                                                        (113,178)          (46,416)
     Accrued line costs                                                            21,660             7,489
     Accounts payable and other current liabilities                                 8,141           (15,800)
   Other                                                                           (6,778)          (18,226)
                                                                              -----------       -----------
Net cash provided by operating activities                                         973,911           496,025
                                                                              -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                                         (1,925,814)         (415,343)
  Sale of marketable securities, net                                              766,623                --
  Acquisitions and related costs                                                 (441,726)          (18,535)
  Increase in intangible assets                                                   (81,720)          (71,240)
  Proceeds from disposition of long-term assets                                    70,019            21,962
  Increase in other assets                                                       (121,823)         (106,866)
  Decrease in other liabilities                                                   (24,476)          (39,784)
                                                                              -----------       -----------
Net cash used in investing activities                                          (1,758,917)         (629,806)
                                                                              -----------       -----------

Cash flows from financing activities:
  Principal borrowings on debt                                                    525,191            76,326
  Common stock issuance                                                           112,695            35,191
  Dividends paid on preferred stock                                               (19,827)             (860)
  Other                                                                             3,408              (275)
                                                                              -----------       -----------
Net cash provided by financing activities                                         621,467           110,382
                                                                              -----------       -----------
Net decrease in cash and cash equivalents                                        (163,539)          (23,399)
Cash and cash equivalents at beginning of period                                  222,729            42,244
                                                                              -----------       -----------
Cash and cash equivalents at end of period                                    $    59,190       $    18,845
                                                                              ===========       ===========

The accompanying notes we an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) GENERAL

The financial statements of WorldCom, Inc. (the "Company" or "WorldCom") included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form
10-K for the year ended December 31, 1996. The results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

The following unaudited pro forma combined results of operations for the Company assume that the MFS Merger and the UUNET Acquisition were completed on January 1, 1996 (in thousands, except per share data):

                                                 FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30, 1996
                                               ------------------------
Revenues                                           $     4,033,125
Loss before extraordinary items                           (562,800)
Loss applicable to common shareholders                    (587,234)
Loss per common share:
 Loss before extraordinary items                             (0.65)
 Net loss                                                    (0.68)

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

(C) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the nine months ended September 30, 1997 and 1996 amounted to $133.7 million and $170.8 million, respectively. Income taxes paid during the nine months ended September 30, 1997 and 1996 were $12.0 million and $16.0 million, respectively. In conjunction with business combinations during the nine months ended September 30, 1997 and 1996, assumed assets and liabilities were as follows (in thousands):

                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                       -----------------------------
                                                          1997               1996
                                                       ----------         ----------
Fair value of assets acquired                          $    3,714         $   12,065
Excess of cost over net tangible assets acquired          273,192             60,698
Liabilities paid (assumed)                                220,111            (30,877)
Common stock issued                                       (55,291)           (23,351)
                                                       ----------         ----------
Net cash paid                                          $  441,726         $   18,535
                                                       ==========         ==========

(D) LONG-TERM DEBT

As of September 30, 1997, the long-term debt of the Company consists of the following (in thousands):


    New Credit Facilities                                    $ 1,951,850
    7.55% Senior Notes Due 2004                                  600,000
    7.75% Senior Notes Due 2007                                1,100,000
    7.75% Senior Notes Due 2027                                  300,000
    Senior Discount Notes Due 2004                               680,115
    Senior Discount Notes Due 2006                               666,723
    Other debt                                                    61,036
                                                             -----------
                                                             $ 5,359,724
     Less:  Short-term debt and current maturities                11,086
                                                             -----------
                                                             $ 5,348,638
                                                             ===========

On July 3, 1997, the Company replaced its $3.75 billion revolving credit facility (the "Old Credit Facility") with $5.0 billion in new revolving credit facilities which consist of a $3.75 billion Facility A Revolving Credit Agreement (the "Facility A Loans") and a $1.25 billion Facility B Revolving Credit and Term Loan Agreement (the "Facility B Loans," and together with the Facility A Loans, the "New Credit Facilities"). The Facility A Loans have a five-year term and may be extended for up to two successive one year terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two thirds of the committed amounts consent. The Facility B Loans have a 364 day term, which may be extended for up to two successive 364 day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two thirds of the committed amounts consent. Alternatively, effective as of the end of such 364 day term, the Company may elect to convert the Facility B Loans from revolving loans to term loans with a maturity date corresponding with the maturity date then in effect with respect to the Facility A Loans. The New Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or the Eurodollar Rate, plus applicable margin. The applicable margin for a Eurodollar Rate borrowing varies from 0.30% to 0.75% based upon the better of certain debt ratings or a specified financial test. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with certain financial and operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company, investments by the Company, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facility and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The current commitment fee for any unborrowed portion of Facility A Loans and Facility B Loans are 0.15% and 0.10%, respectively.

Additionally, on April 1, 1997, the Company completed the public offering of $2.0 billion principal amount of debt securities. The net proceeds of the offering ($1.98 billion) were used to pay down commercial bank debt. The public offering included the 7.55% Senior Notes Due 2004 (the "Notes Due 2004"), which will mature on April 1, 2004, the 7.75% Senior Notes Due 2007 (the "Notes Due 2007"), which will mature on April 1, 2007, and the 7.75% Senior Notes Due 2027 (the "Notes Due 2027"), which will mature on April 1, 2027 (collectively, with the Notes Due 2004 and the Notes Due 2007, the "Notes"). The Notes bear interest payable semiannually on April 1 and October 1 of each year, which payments commenced October 1, 1997, and limit the incurrence of liens. Each holder of the Notes Due 2027 may require the Company to repurchase all or a portion of the Notes Due 2027 owned by such holder on April 1, 2009, at a purchase price equal to 100% of the principal amount thereof.

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

In July 1997, WorldCom offered to exchange (the "Exchange Offers") (i) $871.60 principal amount of its 9-3/8% Senior Notes due January 15, 2004 for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 9-3/8% Senior Discount Notes due January 15, 2004 of MFS, properly tendered, and (ii) $737.91 principal amount of its 8-7/8% Senior Notes due January 15, 2006 for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 8-7/8% Senior Discount Notes due January 15, 2006 of MFS (collectively the "MFS notes"), properly tendered. In connection with the Exchange Offers, the Company also solicited consents to certain amendments to the respective indentures governing the MFS notes (the "Consent Solicitations").

In August 1997, the Company exercised its option to accept all MFS notes validly tendered in its on-going Exchange Offers and Consent Solicitations. The Company received requisite consents from holders of notes of MFS to allow the Company to accept tenders prior to the expiration of the Exchange Offers and Consent Solicitations and thereby effect certain amendments to the respective indentures governing the MFS notes. As of August 22, 1997, the Company exchanged approximately $680.1 million and $666.7 million of its 9-3/8% Senior Notes due January 15, 2004 and its 8-7/8% Senior Notes due January 15, 2006, respectively, for MFS notes validly tendered as of the close of business on August 19, 1997.

(E) CONTINGENCIES

On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Telecom Act"), which permits, without limitation, the Bell Operating Companies (the "BOCs") to provide domestic and international long distance services to customers located outside of the BOC's home regions; permits a petitioning BOC to provide domestic and international long distance service to customers within its home region upon a finding by the Federal Communications Commission (the "FCC") that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there were significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted, and, in most instances completed, proceedings addressing the implementation of this legislation.

In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of ILEC's retail services, and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). The Eighth Circuit found premature constitutional challenges to certain practices implementing cost provisions of the Telecom Act that were ordered by certain state public utility commissions, vacated significant portions of the FCC's nationwide pricing rules, and, confined the use of combined unbundled network elements to instances where the requesting carrier itself would do the combining. The Company expects that the FCC and certain other parties will appeal the Eighth Circuit's decisions to the United States Supreme Court. Certain BOCs have also raised constitutional challenges to restrictions in the Telecom Act preventing BOCs from entering the long distance market in their home regions. The Company cannot predict either the outcome of these or future challenges to the Telecom Act, any related appeals of regulatory or court decisions, or the eventual effect on its business or the industry in general.

The FCC has denied applications filed by Ameritech and SBC Corporation ("SBC") seeking authority to provide interLATA long distance service in Michigan and Oklahoma, respectively. SBC has appealed the FCC's denial of its application to the United States Court of Appeals. In its latest denial of an Ameritech application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of the application, the content of the application, and the review standards that it will apply in evaluating the application. The National Association of Regulatory Utility Commissioners and several state regulatory commissions have appealed jurisdictional aspects of that Ameritech application denial to the United States Court of Appeals for the Eighth Circuit. The Company cannot predict either the outcome of these appeals, or the BOCs' willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Additionally, the FCC is presently considering a BellSouth application for authority to provide interLATA service in South Carolina and Louisiana. The Company cannot predict the outcome of that proceeding.

On May 7, 1997, the FCC announced that it will issue a series of orders that will reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information service providers (including, among others, Internet service providers) ("ISPs") should not be subject to existing access charges ("ISP Exemption"). Petitions for reconsideration of, among other things, the access service and ISP Exemption related actions were filed before the FCC and appeals taken to various United States Courts of Appeals. On reconsideration, the FCC in significant part affirmed the access service and ISP Exemption actions, and the court appeals have been consolidated before the Eighth Circuit. Access charges are a principal component of the Company's line cost expense. Additionally, modification of the ISP Exemption could have an adverse effect on the Company's Internet-related services business. The Company cannot predict either the outcome of these appeals or whether or not the result(s) will have a material impact upon its consolidated financial position or results of operations.

The FCC issued on December 24, 1996, a Notice of Inquiry to seek comment on whether it should consider actions relating to interstate information services and the Internet. The FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional services and technologies. The Telecom Act may permit telecommunications companies, BOCs, or others to increase the scope or reduce the cost of their Internet access services. The Company cannot predict the effect that the Notice of Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its consolidated financial position or results of operations.

The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company. While the results of these various legal and regulatory matters are subject to uncertainty, the Company believes that the probable outcome of any of the legal or regulatory matters, or all of them combined, should not have a material adverse effect on the Company's consolidated financial position or results of operations.

(F) MERGER AGREEMENTS

On September 7, 1997, WorldCom entered into an Agreement and Plan of Merger (the "CompuServe Merger Agreement"), with H&R Block, Inc. ("H&R Block"), H&R Block Group, Inc. ("Block Group"), CompuServe Corporation ("CompuServe") and a wholly-owned acquisition subsidiary of WorldCom, providing for the merger (the "CompuServe Merger") of the wholly-owned acquisition subsidiary of WorldCom into CompuServe. In the CompuServe Merger, each share of CompuServe common stock will be converted into a fraction of a share of WorldCom Common Stock equal to the CompuServe exchange ratio ("CompuServe Exchange Ratio"), which will be determined as follows: (i) if the average trading price (generally based on the average reported closing prices for a specified twenty-day period prior to closing) of a share of WorldCom Common Stock is greater than or equal to $29.54, the CompuServe Exchange Ratio will be 0.40625; (ii) if such average trading price is greater than or equal to $24.00 but less than $29.54, the CompuServe Exchange Ratio will equal a fraction determined by dividing $12.00 by such average trading price; and (iii) if such average trading price is less than $24.00, the CompuServe Exchange Ratio will be 0.5, provided that CompuServe has the right to terminate the CompuServe Merger Agreement if such average trading price is less than $24.00. Based on (i) the number of shares of CompuServe common stock outstanding as of September 30, 1997 (without adjustment for stock options) and (ii) assumed CompuServe Exchange Ratios of
0.40625 and 0.5, 37,618,750 shares and 46,300,000 shares, respectively, of
WorldCom Common Stock will be issued in the CompuServe Merger. Consummation of the CompuServe Merger is subject to certain conditions, including the approval of the stockholders of CompuServe. The applicable waiting period with respect to the CompuServe Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "Hart-Scott-Rodino Act"), has expired. The CompuServe Merger Agreement may be terminated if it has not occurred on or before March 1, 1998 and under certain other circumstances. Termination of the CompuServe Merger Agreement by WorldCom or CompuServe under certain circumstances, including failure to receive the approval of CompuServe's stockholders, will require one party to make a $15 million payment to the other party as a termination fee. H&R Block has agreed to vote all of the CompuServe shares directly or indirectly owned by it (the "Block Shares," which as of September 30, 1997, represented approximately 80.1% of the outstanding CompuServe shares) in favor of the CompuServe Merger, which number of shares is sufficient for such approval. In addition, H&R Block and Block Group have irrevocably appointed WorldCom or its nominee as proxy to vote the Block Shares at any stockholder meeting or otherwise as described in the preceding sentence, and have granted WorldCom an option to purchase the Block Shares under certain circumstances. The closing of the CompuServe Merger, which will be accounted for as a purchase, is expected to occur as soon as practicable after satisfaction of all the conditions set forth in the CompuServe Merger Agreement.

On September 7, 1997, WorldCom also entered into a Purchase and Sale Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), under which WorldCom agreed to (a) transfer to AOL the online services businesses of CompuServe and Sprynet, a CompuServe subsidiary, which WorldCom will acquire as a result of the CompuServe Merger, and (b) acquire all outstanding shares of ANS Communications, Inc. ("ANS"), a wholly-owned subsidiary of AOL which provides Internet and other networking services to AOL and other customers. In addition to the transfer of the CompuServe online services businesses and Sprynet, WorldCom will pay AOL $175 million in cash, subject to certain adjustments specified in the AOL Agreement. The closing of the transactions contemplated by the AOL Agreement (collectively, the "AOL Transaction"), which will be accounted for as a purchase, is conditioned on, and is expected to occur immediately after, the closing of the CompuServe Merger. The applicable waiting period under the Hart-Scott-Rodino Act with respect to the AOL Transaction has expired.

WorldCom entered into an Amended and Restated Agreement and Plan of Merger dated as of October 1, 1997 (the "BFP Merger Agreement"), with Brooks Fiber Properties, Inc. ("BFP") and a wholly-owned acquisition subsidiary of WorldCom, providing for the merger (the "BFP Merger") of the wholly-owned acquisition subsidiary of WorldCom into BFP. In the BFP Merger, each share of BFP common stock will be converted into a fraction of a share of WorldCom Common Stock equal to the BFP exchange ratio (the "BFP Exchange Ratio"). The BFP Exchange Ratio will be determined as follows: (i) if the average trading price (generally based on the average reported closing prices for a specified twenty-day period prior to closing) of a share of WorldCom Common Stock is greater than or equal to $35.15, the BFP Exchange Ratio will equal 1.65; (ii) if such average trading price is greater than or equal to $31.35 but less than $35.15, the BFP Exchange Ratio will equal a fraction determined by dividing $58.00 by such average trading price; and (iii) if such average trading price is less than $31.35, the BFP Exchange Ratio will equal 1.85. Based on BFP common stock outstanding as of September 30, 1997, and assumed BFP Exchange Ratios of 1.65 and 1.85, approximately 63,993,503 shares and 71,750,291 shares, respectively, of WorldCom Common Stock will be issued in the BFP Merger. In addition, outstanding warrants and options to purchase shares of BFP common stock would be converted in the BFP Merger to warrants and options to acquire an aggregate of approximately 5,633,607 and 6,316,468 shares, respectively, of WorldCom Common Stock, and the exercise price would be adjusted to reflect the BFP Exchange Ratio, so that, on exercise, the holders would receive, in the aggregate, the same number of shares of WorldCom Common Stock as they would have received had they exercised prior to the BFP Merger, at the same aggregate exercise price. The BFP Merger has been structured to qualify as a pooling of interests. Consummation of the BFP Merger is subject to the fulfillment of a number of conditions, including the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Act, the receipt of other required regulatory approvals and the absence of certain material adverse changes. Consummation of the BFP Merger is also subject to the approval and adoption of the BFP Merger Agreement by the stockholders of BFP. The BFP Merger Agreement may be terminated if the effective time has not occurred on or before March 31, 1998 and under certain other circumstances. Termination of the BFP Merger Agreement by WorldCom or BFP under certain circumstances will require one party to make a $40 million payment to the other party. The closing of the BFP Merger is expected to occur as soon as practicable after satisfaction of all the conditions set forth in the BFP Merger Agreement, but not before January 2, 1998.

On October 1, 1997, WorldCom also announced its intention to offer to acquire all of the outstanding shares of MCI Communications Corporation ("MCI") for $41.50 of WorldCom Common Stock (subject to adjustment in certain circumstances), for each outstanding share of common stock, par value $0.10 per share, of MCI (the "MCI Common Stock") and on the same day filed a registration statement with the SEC in connection therewith.

On November 10, 1997, WorldCom announced that it had entered into a definitive merger agreement with MCI pursuant to which MCI will be merged with and into a wholly owned subsidiary of WorldCom (the "MCI Merger"). In the MCI Merger, each share of MCI Common Stock will be converted into the right to receive that number of shares of WorldCom Common Stock equal to the MCI exchange ratio (the "MCI Exchange Ratio"). The MCI Exchange Ratio will be determined as follows:
(i) if the average trading price (generally based on the average of the reported high and low sales prices for WorldCom Common Stock for a specified twenty- day period prior to closing) of WorldCom Common Stock is greater than or equal to $41.00, the MCI Exchange Ratio will be 1.2439; (ii) if such average trading price is greater than or equal to $29.00, but less than $41.00, the MCI Exchange Ratio will equal a fraction determined by dividing $51.00 by such average trading price; and (iii) if such average trading price is less than $29.00, the MCI Exchange Ratio will equal 1.7586. Also, in the MCI Merger, each share of Class A Common Stock, par value $0.10 per Share of MCI (the "MCI Class A Stock"), all of which shares are owned by British Telecommunications plc ("BT"), would be converted into the right to receive $51.00 per share in cash without interest at closing. The MCI Merger will be accounted for as a purchase and will be tax-free to MCI stockholders. Based on MCI Common Stock outstanding as of October 31, 1997, and assumed MCI Exchange Ratios of 1.2439 and 1.7586, approximately 703,178,763 shares and 994,139,540 shares, respectively, of WorldCom Common Stock will be issued in the MCI Merger. In addition, outstanding warrants and options to purchase shares of MCI Common Stock would be converted in the MCI Merger to warrants and options to acquire an aggregate of approximately 100,263,626 shares and 141,750,634 shares, respectively, of WorldCom Common Stock, and the exercise price would be adjusted to reflect the MCI Exchange Ratio, so that, on exercise, the holders would receive, in the aggregate, the same number of shares of WorldCom Common Stock as they would have received had they exercised prior to the MCI Merger, at the same exercise price.

The MCI Merger is subject to the approvals of MCI and WorldCom shareholders as well as approvals from the FCC, the Justice Department and various state government bodies. In addition, the MCI Merger is subject to review by the European Commission. WorldCom anticipates that the MCI Merger will close within six to nine months.

In connection with the MCI Merger, WorldCom, MCI and BT have entered into an agreement dated as of November 9, 1997 pursuant to which, among other things, BT consented to and agreed to support the MCI Merger and other transactions contemplated by the merger agreement and has agreed to vote against any alternative transactions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulation risks including the impact of the Telecom Act, contingent liabilities, and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1996. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1997 and 1996, and should be read in conjunction with the consolidated financial statements and notes thereto.

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

On December 31, 1996, WorldCom, through a wholly owned subsidiary merged with MFS. See Note (B) of Notes to Consolidated Financial Statements contained elsewhere herein for a description of the MFS Merger.

The MFS Merger has allowed the Company to take advantage of the Congressional intent behind the Telecom Act and the FCC Interconnect Order by bringing together leading growth companies from four key telecom industry segments: long distance, local, Internet and international. The Company believes that the MFS Merger enhances the combined entity's opportunities for future growth, creates a stronger competitor in the changing telecommunications industry, allows provision of end-to-end services over a global network, and provides the opportunity for significant cost savings for the combined organization.

The most significant portion of the Company's line costs is access charges, which are highly regulated. The FCC has announced that it will revise its rules regarding access charges in a manner that will, over time, revamp the access rate element structure and, over the near term, reduce the overall access revenues collected by the incumbent local exchange carriers. The FCC's rate element restructuring is intended to align costs with the manner in which they are incurred by the incumbent local exchange carriers. As a result, the current usage based system will be replaced with a system composed of flat rate charges and usage based charges. The FCC has also announced that subsidy systems for local telephone services and services to schools, libraries, and hospitals will be implemented. A portion of those subsidies currently are funded by access charges. Accordingly, access charges will be reduced by an amount to be transferred to the subsidy systems. The subsidy systems will result in additional charges being placed on all telecommunications providers, which charges may be directly recovered from the end users. In addition, various state regulatory agencies are considering adoption of subsidy systems that could cause rate adjustments to the access services obtained by the Company and to retail rates. The Company cannot predict what effect continued regulation and increased competition between LECs and other IXCs will have on future access charges or the Company's business. However, the Company believes that it will be able to continue to reduce transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

On September 7, 1997, WorldCom entered into the CompuServe Merger Agreement and the AOL Agreement. On October 1, 1997, WorldCom entered into the BFP Merger Agreement. On November 9, 1997, WorldCom entered into the MCI Merger agreement and the related BT agreement. See Note (F) of Notes to Consolidated Financial Statements contained elsewhere herein for a description of such agreements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statements of operations as a percentage of its operating revenues.

                                               Three Months Ended September 30,          Nine Months Ended September 30,
                                             ------------------------------------      ------------------------------------
                                              Actual        Actual      Pro Forma       Actual        Actual      Pro Forma
                                               1997          1996          1996          1997          1996          1996
                                             --------      --------      --------      --------      --------      --------
Revenues                                        100.0%        100.0%        100.0%        100.0%        100.0%        100.0%
                                             --------      --------      --------      --------      --------      --------

Operating expenses:
   Line costs                                    51.1%         54.7%         55.4%         52.5%         54.5%         54.7%
   Selling, general and
      administrative                             20.4%         18.6%         24.5%         21.3%         18.5%         24.8%
   Depreciation and
       amortization                              12.2%          6.4%         14.7%         12.8%          7.0%         15.5%
   Provision to reduce carrying
    value of certain assets                        --            --            --            --          12.4%         10.0%
                                             --------      --------      --------      --------      --------      --------
Operating income (loss)                          16.3%         20.3%          5.4%         13.5%          7.5%         -4.9%
Other income (expense):
   Interest expense                              -4.3%         -4.8%         -5.8%         -4.4%         -5.2%         -6.2%
   Miscellaneous                                  0.3%          0.2%          1.5%          0.3%          0.2%          0.9%
                                             --------      --------      --------      --------      --------      --------
Income (loss) before income
taxes and extraordinary items                    12.3%         15.7%          1.2%          9.4%          2.5%        -10.2%
Income tax expense                                6.4%          6.1%          4.8%          4.9%          4.0%          3.2%
                                             --------      --------      --------      --------      --------      --------
Net income (loss)                                 5.9%          9.6%         -3.6%          4.5%         -1.5%        -13.4%
Extraordinary items                                --            --            --            --          -0.8%         -0.6%
Preferred dividend requirement                    0.3%           --           0.5%          0.4%           --           0.6%
                                             --------      --------      --------      --------      --------      --------
Net income (loss) applicable to
 common shareholders                              5.6%          9.6%         -4.2%          4.1%         -2.2%        -14.6%
                                             ========      ========      ========      ========      ========      ========


Revenues for the three months ended September 30, 1997 increased 66.3% to $1.90 billion on 9.70 billion revenue minutes as compared to $1.14 billion on 6.18 billion revenue minutes for the three months ended September 30, 1996. For the nine months ended September 30, 1997, revenues increased 64.5% to $5.35 billion on 27.15 billion revenue minutes versus $3.25 billion on 17.49 billion revenue minutes for the same period of the prior year. The increase in total revenues and minutes is primarily attributable to the MFS Merger and internal growth of the Company. The Company has successfully integrated MFS into its operations.

On a pro forma basis, as though the MFS Merger and the UUNET Acquisition occurred at the beginning of 1996, revenues and traffic for the third quarter of 1997 increased 31% and 38%, respectively, compared with pro forma revenues of $1.45 billion on 7.03 billion revenue minutes for the third quarter of 1996. For the nine month period ended September 30, 1997, revenues and traffic increased 33% and 37%, respectively, versus pro forma revenues of $4.03 billion on 19.83 billion revenue minutes for the same period of the prior year. The pro forma increases reflect the internal growth of the Company in all core communications services. In spite of the continuing impact of competitive pricing and access charge pass throughs, the Company posted strong gains across all product lines due to increased usage and greater demand for high speed data and Internet related growth.

The following table highlights the source of WorldCom's internal growth by major line of business. The pro forma and actual revenue increases for the three and nine month periods ended September 30, 1997 and 1996 reflect the following increases by category (dollars in millions):

                                       Three Months Ended September 30,                Nine Months Ended September 30,
                                   ----------------------------------------      ----------------------------------------
                                     Actual        Pro forma                       Actual       Pro forma
                                      1997           1996          Change           1997           1996          Change
                                   ----------     ----------     ----------      ----------     ----------     ----------
REVENUES
   Domestic switched               $  1,009.4     $    842.6             20%     $  2,928.1     $  2,410.7             22%
   Domestic private line                406.3          299.4             36%        1,130.7          838.9             35%
   International                        219.9          121.6             81%          580.7          316.3             84%
   Internet                             147.1           69.7            111%          384.1          162.7            136%
                                   ----------     ----------     ----------      ----------     ----------     ----------
CORE REVENUES                      $  1,782.7     $  1,333.3             34%     $  5,023.6     $  3,728.6             35%
   Other revenues                       118.5          121.6             -3%          324.9          304.5              7%
                                   ----------     ----------     ----------      ----------     ----------     ----------
TOTAL REVENUES                     $  1,901.2     $  1,454.9             31%     $  5,348.5     $  4,033.1             33%
                                   ==========     ==========     ==========      ==========     ==========     ==========
Businesses sold:
    Operator Services                   -17.4          -27.8            -37%          -69.5          -84.8            -18%
    Broadcast Operations                -11.5          -16.1            -28%          -40.2          -48.0            -16%
                                   ----------     ----------     ----------      ----------     ----------     ----------
RECASTED REVENUES                  $  1,872.3     $  1,411.0             33%     $  5,238.8     $  3,900.3             34%
                                   ==========     ==========     ==========      ==========     ==========     ==========


The following discusses the results of operations for the three and nine month periods ended September 30, 1997 as compared to pro forma results for the comparable prior year periods. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MFS Merger and the internal growth of the Company.

Domestic switched revenues for the third quarter experienced a 20% pro forma year-over-year increase driven by strong volume gains in both retail and wholesale businesses. For the nine month period ended September 30, 1997, domestic switched revenues increased 22% over the prior year pro forma amount on a 33% increase in traffic. The Company's revenue and minute gaps continue to be driven by strong wholesale revenues, international settlement reduction pass throughs, third quarter 1997 access charge pass throughs, and product mix.

Domestic switched revenues includes both long distance and increasingly local switched revenues. While the Company continues to show significant percentage gains in switched local, it is still a relatively small component of total Company revenues. However, the Company expects that due to its local initiatives and pending acquisitions, revenue attributable to local switched services will grow rapidly in 1998 and beyond. As of September 30, 1997, the Company has 42 active local switches. The BFP Merger would add another 28 installed switches for a combined company total of 70 local switches. This number is expected to continue to increase as a result of local initiatives and pending acquisitions.

Domestic private line revenues for the three and nine month periods ended September 30, 1997 increased 36% and 35%, respectively, over the pro forma prior year amounts. These increases are due primarily to increased demand for high speed data and by Internet related growth. Domestic private line includes both long distance and local bandwidth sales. The Company currently has eight million voice grade equivalents, and over 20,000 connected buildings. Route miles of connected fiber are in excess of 325,000. The combinations of BFP and MCI into WorldCom's operations are expected to enhance WorldCom's local presence.

International revenues -- those revenues originating outside of the United States -- for the third quarter of 1997 were $219.9 million, an increase of 81%, as compared with $121.6 million for the pro forma prior year third quarter. For the nine month period ended September 30, 1997, international revenues increased 84% to $580.7 million versus $316.3 million for the same pro forma period of the prior year. This performance is due to continuing strong traffic growth in the United Kingdom and a growing presence in Continental Europe for both switched services and increasingly high speed data services.

Internet revenues for the three and nine month periods ended September 30, 1997 increased 111% and 136%, respectively, over the prior year pro forma amounts. The provisioning constraints experienced in the second quarter were significantly overcome in the latter part of the third quarter, and the strong demand for both dedicated and dial-up access contributed to the resumption of strong sequential gains.

Other revenues for the third quarter of 1997 were $118.5 million, a decrease of 3%, as compared with $121.6 million for the pro forma prior year third quarter. For the nine month period ended September 30, 1997, other revenues increased 7% to $324.9 million versus $304.5 million for the pro forma period of the prior year. Other revenues include MFS Network Technologies, operator services, broadcast operations and other equipment and software sales.

WorldCom completed the sale of its operator services and broadcast divisions in the third quarter of 1997. On a recast basis, excluding the results of the operator services and broadcast operations divisions in both periods, other revenues increased approximately 15% for the third quarter of 1997 and 25% year-to-date, to $89.6 million and $215.2 million, respectively.

Line costs as a percentage of revenues for the third quarter of 1997 were 51.1% as compared to 54.7% reported for the same period of the prior year and 55.4% pro forma for the third quarter of 1996. On a year-to-date basis, line costs as a percentage of revenues decreased to 52.5% as compared to 54.5% reported for the same period of the prior year and 54.7% pro forma for the nine month period ended September 30, 1996. These decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MFS into the Company's operations.

Selling, general and administrative expenses for the third quarter of 1997 increased to $387.8 million or 20.4% of revenues as compared to $212.5 million or 18.6% of revenues as reported for the third quarter of 1996. On a year-to-date basis, these expenses increased to $1.14 billion or 21.3% of revenues from $602.9 million or 18.5% of revenues reported for the nine months ended September 30, 1996. The increase in selling, general and administrative expenses as a percentage of revenues on a reported basis results from the Company's expanding operations, primarily through the MFS Merger. The decrease in selling, general and administrative expenses as a percentage of revenues for the three and nine month periods ended September 30, 1997, as compared to 24.5% and 24.8% of revenues, respectively, for the same pro forma periods of the prior year, results from the assimilation of MFS into the Company's strategy of cost control.

Depreciation and amortization expense for the third quarter of 1997 increased to $231.5 million or 12.2% of revenues from $73.4 million or 6.4% of revenues for the third quarter of 1996. On a year-to-date basis, this expense increased to $682.2 million or 12.8% of revenues versus $229 million or 7.0% of revenues for the comparable 1996 period. This increase reflects increased amortization associated with the MFS Merger and additional depreciation related to capital expenditures.

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

Interest expense in the third quarter of 1997 was $81.8 million or 4.3% of revenues, as compared to $55.1 million or 4.8% of revenues reported in the third quarter of 1996. For the nine months ended September 30, 1997, interest expense was $234.9 million or 4.4% of revenues, as compared to $168.0 million or 5.2% of revenues for the first nine months of 1996. The increase in interest expense is attributable to higher debt levels as the result of additional debt acquired with the MFS Merger, higher capital expenditures and the 1997 fixed rate debt financings, offset by lower interest rates in effect on the Company's variable rate long-term debt.

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

For the quarter ended September 30, 1997, net income, taking into account the increased amortization for intangibles related to the MFS Merger, was $105.8 million, or $0.12 per common share, compared with net income of $109.3 million, or $0.27 per common share as reported for the third quarter of 1996.

For the nine months ended September 30, 1997, net income was $220.9 million or $0.25 per share compared with $295.1 million, or $0.73 per share, before non-cash charges, for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's total debt was $5.36 billion, an increase of $533.7 million from December 31, 1996 as a result of the increased capital expenditures offset by the application of available cash and marketable securities to repay such debt.

On July 3, 1997, the Company replaced its $3.75 billion revolving credit facility (the "Old Credit Facility") with $5.0 billion in new revolving credit facilities which consist of a $3.75 billion Facility A Revolving Credit Agreement (the "Facility A Loans") and a $1.25 billion Facility B Revolving Credit and Term Loan Agreement (the "Facility B Loans," and together with the Facility A Loans, the "New Credit Facilities"). The Facility A Loans have a five-year term and may be extended for up to two successive one year terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two thirds of the committed amounts consent. The Facility B Loans have a 364 day term, which may be extended for up to two successive 364 day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two thirds of the committed amounts consent. Alternatively, effective as of the end of such 364 day term, the Company may elect to convert the Facility B Loans from revolving loans to term loans with a maturity date corresponding with the maturity date then in effect with respect to the Facility A Loans. The New Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or the Eurodollar Rate, plus applicable margin. The applicable margin for a Eurodollar Rate borrowing varies from 0.30% to 0.75% based upon the better of certain debt ratings or a specified financial test. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with certain financial and operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company, investments by the Company, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facility and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The current commitment fee for any unborrowed portion of the Facility A Loans and the Facility B Loans are 0.15% and 0.10%, respectively.

As of September 30, 1997, the Company had available liquidity of $1.86 billion under its New Credit Facilities and from available cash and marketable securities. Certain regulatory approvals were received on or before November 1, 1997, thereby satisfying the condition to the availability of the Facility B Loans. As a result, the Company gained access to an additional $1.25 billion under its New Credit Facilities, or $3.11 billion in the aggregate.

Additionally, on April 1, 1997, the Company completed the public offering of $2.0 billion principal amount of debt securities. The net proceeds of the offering ($1.98 billion) were used to pay down commercial bank debt. The public offering included $600 million principal amount of 7.55% Senior Notes due 2004, $1.1 billion principal amount of 7.75% Senior

Notes due 2007 and $300 million principal amount of 7.75% Senior Notes due 2027. The Notes bear interest payable semiannually on April 1 and October 1 of each year, which payments commenced October 1, 1997, and limit the incurrence of liens. Each holder of the Notes Due 2027 may require the Company to repurchase all or a portion of the Notes Due 2027 owned by such holder on April 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

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

In connection with the MFS Merger and pursuant to a change of control provision, WorldCom offered to repurchase the MFS $924.0 million 8-7/8% Senior Discount Notes due 2006 and the MFS $788.3 million 9 3/8% Senior Discount Notes due 2004 (collectively the "MFS notes") at 101% of the accreted value as of February 27, 1997. The offer to repurchase began January 28, 1997 and ended February 27, 1997. As of the expiration of the offer, approximately $14.3 million of the MFS notes were repurchased. Prior to the amendments to the indentures governing the MFS notes that were effected on August 13, 1997, the MFS notes contained certain covenants which, among other things, restricted MFS' ability to incur additional debt, create liens, enter into sale-leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates and sell assets or merge with another company.

In July 1997, WorldCom offered to exchange (the "Exchange Offers") (i) $871.60 principal amount of its 9-3/8% Senior Notes due January 15, 2004 for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 9-3/8% Senior Discount Notes due January 15, 2004 of MFS, properly tendered, and (ii) $737.91 principal amount of its 8-7/8% Senior Notes due January 15, 2006 for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 8-7/8% Senior Discount Notes due January 15, 2006 of MFS, properly tendered. In connection with the Exchange Offers, the Company also solicited consents to certain amendments to the respective indentures governing the MFS notes (the "Consent Solicitations").

In August of 1997, the Company exercised its option to accept all MFS notes validly tendered in its on-going Exchange Offers and Consent Solicitations. The Company received requisite consents from holders of notes of MFS to allow the Company to accept tenders prior to the expiration of the Exchange Offers and Consent Solicitations and thereby effect certain amendments to the respective indentures governing the MFS notes. As of August 22, 1997, the Company exchanged approximately $680.1 million and $666.7 million of its 9-3/8% Senior Notes due January 15, 2004 and its 8-7/8% Senior Notes due January 15, 2006, respectively, for MFS notes validly tendered as of the close of business on August 19, 1997.

For the nine months ended September 30, 1997, the Company's cash flow from operations was $973.9 million, increasing from $496.0 million in the comparable period for 1996. The increase in cash flow from operations was primarily attributable to internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of MFS into the Company's operations.

In 1997, the Company's existing receivables purchase agreement generated net proceeds of $12.0 million, bringing the total amount outstanding to $402.8 million. The Company used these proceeds to reduce outstanding debt under the Company's New Credit Facilities. As of September 30, 1997, the purchaser owned an undivided interest in a $942.2 million pool of receivables which includes the $402.8 million sold.

Cash used in investing activities for the nine months ended September 30, 1997 totaled $1.76 billion. The sale of marketable securities provided $766.6 million of proceeds which were used to fund a portion of capital expenditures of $1.93 billion and acquisition and related costs of $441.7 million primarily from the MFS Merger. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Approximately $2.5 billion is currently anticipated for transmission and communications equipment purchases in 1997 without regard to pending or other possible future acquisitions.

Included in cash flows from financing activities are payments of $19.8 million for preferred dividend requirements. The Company has never paid cash dividends on its Common Stock. The Depositary Shares are entitled to receive dividends, when, as, and if they are declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of Common Stock, at the election of the Company. The Company paid the dividends for February 28, 1997, May 31, 1997, and August 31, 1997, in cash and expects to continue to pay dividends in cash on the Depositary Shares. Dividends on the WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of Common Stock at the Company's election.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. Without regard to pending or any possible future acquisitions, the Company expects that funding needs in excess of internally generated cash flow will be met by utilization of the Company's New Credit Facilities.

The Company believes that the CompuServe Merger and the AOL Transaction would generate sufficient cash flow to adequately fund the capital requirements of these businesses. Additionally, management believes that the BFP Merger would accelerate WorldCom's local city development plans by one to two years. Therefore, the BFP Merger is expected to result in a reduction in WorldCom's expected capital spending for local city development. As a result of the CompuServe Merger, the AOL Transaction, the BFP Merger and the MCI Merger, the Company believes that the operating and capital synergies from the integration of these acquisitions into WorldCom's operations, would further enhance the cash flow contribution for the Company.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including $3.11 billion under ts New Credit Facilities, will be more than adequate to meet the Company's capital needs for the remainder of 1997.

In connection with the MCI Merger, WorldCom has agreed to pay BT $51.00 in cash without interest for each of the Class A Shares of MCI Stock it owns, or $6.94 billion in the aggregate. Additionally, WorldCom has paid BT a fee of $465 million to induce BT to terminate the previously signed BT/MCI merger agreement and to enter into an agreement with the Company and MCI dated November 9, 1997. WorldCom expects to fund this commitment through a combination of bank and bond financing. The MCI Merger is expected to close within six to nine months and therefore funding of this commitment is not expected to occur until the second half of 1998. Borrowings under the bank portion of this proposed commitment would bear interest at rates that fluctuate with prevailing short-term interest rates. Increases in interest rates on the Company's debt would have an adverse effect upon WorldCom's reported net income and cash flow. WorldCom believes that the combined operations of WorldCom, MCI, CompuServe, and BFP would generate sufficient cash flow to service WorldCom's debt and capital requirements upon consummation of the proposed MCI Merger, CompuServe Merger, AOL Transaction and the BFP Merger; however, economic downturns, increased interest rates and other adverse developments, including factors beyond WorldCom's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service WorldCom's debt would reduce its liquidity, which in turn may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued SFAS 128 "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). This statement is effective for financial statements issued for periods ending after December 15, 1997. WorldCom believes that the adoption of this standard will not have a material effect on the Company's reported earnings per share.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. WorldCom believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial condition.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. WorldCom believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities and Use of Proceeds.

           On August 19, 1997, in connection with its acquisition of the outstanding shares of McCourt Fiber Network, Inc., which was the holder of the shares of Metropolitan Fiber Systems - McCourt, Inc. not already owned by the Company, the Company issued to shareholders of McCourt Fiber Network, Inc. 846,154 shares of WorldCom Common Stock which total included 812,308 shares issued to David C. McCourt, a member of the WorldCom Board of Directors. In connection with this transaction, the Company relied on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder.

           On July 1, 1997, in connection with its acquisition of the remaining shares of Gridnet, Inc. that it did not already own, the Company issued 466,000 shares of WorldCom Common Stock to certain minority shareholders of Gridnet, Inc. In connection with this transaction, the Company relied on an exemption from registration contained in
           Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.    Defaults upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           None

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

           A.   Exhibits
                --------

                See Exhibit Index

           B.   Reports on Form 8-K

               (i) Current Report on Form 8-K dated August 5, 1997 (filed August 5, 1997) reporting under Item 5, Other Events, information related to the Company's announcement of the amendment of the Exchange Offers and Consent Solicitations for certain MFS Communications Company, Inc. Notes.

              (ii) Current Report on Form 8-K dated August 8, 1997 (filed August 11, 1997) reporting under Item 5, Other Events, information relating to the Company's announcement of the initial acceptance in Exchange Offers and Consent Solicitations for certain MFS Communications Company, Inc. Notes.

             (iii) Current Report on Form 8-K dated August 22, 1997 (filed August 25,1997) reporting under Item 5, Other Events, information related to the successful completion of Exchange Offers and Consent Solicitations for certain MFS Communications Company, Inc. Notes.

              (iv) Current Report on Form 8-K dated August 28, 1997 (filed September 10, 1997) reporting under Item 9, Sales of Securities Pursuant to Regulation S, information related to the Company's issuance of a total of 988,781 shares of WorldCom common stock pursuant to the acquisition agreement among NLnet Holding B.V., a Netherlands corporation ("NLnet"), the shareholders of NLnet and the holders of options to purchase shares in NLnet, and UUNET Technologies Inc., a wholly owned subsidiary of the Company and WorldCom, in exchange for all of the common stock and options of NLnet, valued at approximately $33.1 million.

               (v) Current Report on Form 8-K dated September 7, 1997 (filed September 16, 1997) reporting under Item 5, Other Events, information related to the Company's announcement that it had entered into an Agreement and Plan of Merger to acquire CompuServe Corporation, a Delaware corporation ("CompuServe") from H&R Block, Inc., a Missouri corporation; and the Company's announcement that on September 7, 1997, the Company also entered into a Purchase and Sale Agreement (the "Agreement") with America Online, Inc. ("AOL") and ANS Communications, Inc., a Delaware corporation and a wholly owned subsidiary of AOL ("ANS").

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.


                                                WORLDCOM, INC.



                                           By: /s/ Scott D. Sullivan
                                              ----------------------------
                                                   Scott D. Sullivan
                                               Chief Financial Officer



Dated: November 14, 1997

                                  EXHIBIT INDEX

      Exhibit No.             Description
      -----------             -----------
          1.1       Form of Underwriting Agreement Standard Provisions for Debt
                    Securities, with form of Terms Agreement (incorporated
                    herein by reference to Exhibit 1.1 to the Company's Current
                    Report on Form 8-K dated March 26, 1997(File No. 0-11258))

          1.2       Terms Agreement dated March 26, 1997, by and among WorldCom,
                    Inc. and Salomon Brothers Inc, Goldman, Sachs & Co., Credit
                    Suisse First Boston and NationsBanc Capital Markets, Inc.
                    (incorporated herein by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated March 26,
                    1997(File No. 0-11258))

          2.1 Agreement and Plan of Merger, dated as of September 7, 1997, by and among H&R Block, Inc., H&R Block Group, Inc.,
                    CompuServe Corporation, WorldCom, Inc., and Walnut
                    Acquisition Company, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 7, 1997(File No. 0-11258))*

          2.2 Stockholders Agreement, dated as of September 7, 1997, by and among H&R Block, Inc., a Missouri corporation, H&R Block
                    Group, Inc., a Delaware corporation, and WorldCom, Inc., a
                    Georgia corporation. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated September 7, 1997(File No. 0-11258))

          2.3 Standstill Agreement dated as of September 7, 1997, by and among H&R Block, Inc., a Missouri corporation, H&R Block
                    Group, Inc., a Delaware corporation, and WorldCom, Inc., a
                    Georgia corporation (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated September 7, 1997(File No. 0-11258))

          2.4       Purchase and Sale Agreement by and among America Online,
                    Inc., ANS Communications, Inc. and WorldCom, Inc., dated as of September 7, 1997 (incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated September 7, 1997(File No. 0-11258))*

          2.5 Agreement and Plan of Merger dated as of October 1, 1997 by and among WorldCom, Inc., BV Acquisition, Inc. and Brooks
                    Fiber Properties, Inc. ("BFP") (incorporated by reference to
                    Exhibit 2.1 to BFP's Current Report on Form 8-K dated
                    October 1, 1997 (filed October 6, 1997) (File No. 0-
                    28036))*

          2.6 Agreement and Plan of Merger dated as of November 9, 1997 among WorldCom, Inc., TC Investments Corp. and MCI
                    Communications Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 9, 1997 (filed November 12, 1997))*

          2.7       Agreement dated as of November 9, 1997 among British
                    Telecommunications plc, WorldCom, Inc. and MCI
                    Communications Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 9, 1997 (filed November 12, 1997))*

                                  EXHIBIT INDEX

      Exhibit No.             Description
      -----------             -----------
          3.1       Second Amended and Restated Articles of Incorporation of
                    WorldCom, Inc. (including preferred stock designations) as of December 31, 1996 (incorporated herein by reference to
                    Exhibit 3.1 to the Company's Current Report on Form 8-K
                    dated December 31, 1996 (File No. 0-11258))

          3.2 Restated Bylaws of WorldCom, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-11258))

          4.1 Form of 7.55% Senior Note due 2004 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 26, 1997(File No. 0-11258))

          4.2 Form of 7.75% Senior Note due 2007 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 26, 1997(File No. 0-11258))

          4.3 Form of 7.75% Senior Note due 2027 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 26, 1997 (File No. 0-11258))

          4.4       Senior Indenture dated March 1, 1997 by and between
                    WorldCom, Inc. and Mellon Bank, N.A., as trustee
                    (incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-Q for the period ended March 31, 1997
                    (File No. 0-11258))

          4.5       First Supplemental Indenture of WorldCom to Mellon Bank,
                    N.A. relating to 9-3/8% Notes Due 2004 and 8-7/8% Senior
                    Notes Due 2006 (including form of 9-3/8% Senior Note Due
                    2004 attached as Exhibit A thereto and form of 8-7/8% Senior
                    Note Due 2006 attached as Exhibit B thereto) (incorporated herein by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-4 (Registration
                    No. 333-27345))

          10.1      Memorandum between the Company and James Q. Crowe dated June
                    26, 1997 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-11258))

          10.2      Facility A Revolving Credit Agreement among WorldCom, Inc.,
                    NationsBank of Texas, N.A. (Managing Agent and
                    Administrative Agent), Bank of America NT & SA, Bank of
                    Montreal, The Bank of New York, The Bank of Nova Scotia,
                    Bank of Tokyo-Mitsubishi Trust Company, Barclays Bank PLC,
                    Canadian Imperial Bank of Commerce, The Chase Manhattan
                    Bank, Citibank, N.A., Credit Lyonnais New York Branch, First
                    Union National Bank, Fleet National Bank, The Industrial
                    Bank of Japan, Limited, Atlanta Agency, Morgan Guaranty
                    Trust Company of New York, Royal Bank of Canada, and Toronto
                    Dominion (Texas), Inc. (Agents) and the Lenders named therein (Facility A Lenders), dated as of July 3, 1997.
                    (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 1997
                    (File No. 0-11258))

          10.3      Facility B Revolving Credit Agreement among WorldCom, Inc.,
                    NationsBank of Texas, N.A. (Managing Agent and
                    Administrative Agent), Bank of America NT & SA, Bank of
                    Montreal, The Bank of New York, The Bank of Nova Scotia,
                    Bank of Tokyo-Mitsubishi Trust Company, Barclays Bank

                                  EXHIBIT INDEX

      Exhibit No.             Description
      -----------             -----------

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

          10.4 WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1997 (File No. 0-11258))

          11.1      Statement Regarding Computation of Per Share Earnings

          27.1      Financial Data Schedule

*The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon its request.