Form 10-K
period 1997-12-31
WORLDCOM INC /GA/
filed 1998-03-27
CIK 723527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                          COMMON STOCK, $.01 PAR VALUE
       SERIES A 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
              SERIES B CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
      DEPOSITARY SHARES (EACH REPRESENTING 1/100TH INTEREST IN A SHARE OF
              SERIES A 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK)
                        PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998 was:
                        Common Stock, $.01 par value:
                               $38,010,636,014

Series A 8% Cumulative Convertible Preferred Stock (represented by Depositary
                       Shares):  $1,240,833,000 Series B
                  Convertible Preferred Stock:  $45,975,835

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                             Yes [X]       No [ ]


There were 1,026,645,863 shares of the registrant's common stock outstanding as of March 6, 1998.



================================================================================

                                    GLOSSARY

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

BOC -- BELL SYSTEM OPERATING COMPANY -- A local exchange carrier owned by any of the remaining five Regional Bell Operating Companies, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

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

RBOC -- REGIONAL BELL OPERATING COMPANY -- Any of the remaining five regional Bell holding companies which the AT&T Divestiture Decree established to serve as parent companies for the BOCs.

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

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
Cautionary Statement Regarding Forward-Looking Statements . . . . . . . . . . . . . . . . . . . .    1

                                                          PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . .   16


                                                         PART II

Item 5.          Market for Registrant's Common Equity and Related Shareholder Matters  . . . . .   16
Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
Item 7.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
Item 7A.         Quantitative and Qualitative Disclosure about Market Risk  . . . . . . . . . . .   28
Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . .   29
Item 9.          Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29


                                                         PART III

Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . .   30
Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . .   35
Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . .   37


                                                         PART IV

Item 14.         Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . .   42

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   44

Index to Financial Statements and Financial Statement Schedule  . . . . . . . . . . . . . . . . .   F-1

Exhibit Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"):

(i) certain statements, including possible or assumed future results of operations of WorldCom, MCI, CompuServe, BFP, ANS (as defined herein) and the combined companies contained in "Risk Factors" or Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations",
Item 7A. "Quantitative and Qualitative Disclosure About Market Risk", Item 13. "Certain Relationships and Related Transactions" or elsewhere herein, including any forecasts, projections and descriptions of anticipated cost savings or other synergies referred to therein, and certain statements incorporated by reference from documents filed with the Securities and Exchange Commission (the "SEC" or the "Commission") by WorldCom, including any statements contained herein or therein regarding the development of possible or assumed future results of operations of WorldCom's business, anticipated cost savings or other synergies, the markets for WorldCom's services and products, anticipated capital expenditures, regulatory developments, competition or the effects of the MCI/WorldCom Merger, the CompuServe Merger, the AOL Transaction or the BFP Merger (as defined herein);

(ii) any statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends" or similar expressions; and

(iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors." Potential purchasers of WorldCom Common Stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by WorldCom or persons acting on its behalf. WorldCom does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.          BUSINESS

GENERAL

WorldCom, Inc., a Georgia corporation ("WorldCom" or the "Company"), is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. The Company provides telecommunications services to business, government, telecommunications companies and consumer customers, through its networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations.

WorldCom is one of the first major facilities-based telecommunications companies with the capability to provide businesses with high quality local, long distance, Internet, data and international communications services over its global networks. With service to points throughout the nation and the world, WorldCom provides telecommunications products and services including: switched and dedicated long distance and local products, dedicated and dial-up Internet access, resale cellular services, 800 services, calling cards, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access to ATM- based backbone service, web server hosting and integration services and interconnection via Network Access Points ("NAPs") to Internet service providers ("ISPs").

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

The Company serves as a holding company for its subsidiaries, the operations of which are organized along the Company's business lines. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

BUSINESS COMBINATIONS

On January 31, 1998, WorldCom acquired CompuServe Corporation ("CompuServe"), a Delaware corporation, pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of WorldCom, with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of WorldCom. The CompuServe Merger was effected pursuant to an Agreement and Plan of Merger by and among H&R Block, Inc., H&R Block Group, Inc., CompuServe, WorldCom and Walnut Acquisition Company, L.L.C. dated as of September 7, 1997.

As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of WorldCom common stock (the "WorldCom Common Stock") or approximately 37.6 million WorldCom common shares in the aggregate. Prior to the Compuserve Merger, CompuServe operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger is being accounted for as a purchase; accordingly, operating results for CompuServe will be included from the date of acquisition.

On January 31, 1998, WorldCom also acquired ANS Communications, Inc. ("ANS") from America Online, Inc. ("AOL"), and has entered into five year contracts with AOL under which WorldCom and its subsidiaries will provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from WorldCom. WorldCom retained the CompuServe Network Services ("CNS") division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan, and also designs, develops and operates high performance wide-area networks for business, research, education and governmental organizations.

On January 29, 1998, WorldCom acquired Brooks Fiber Properties, Inc., a Delaware corporation ("BFP"), pursuant to the merger (the "BFP Merger") of a wholly owned subsidiary of WorldCom, with and into BFP. Upon consummation of the BFP Merger, BFP became a wholly owned subsidiary of WorldCom. The BFP Merger was effected pursuant to an Amended and Restated Agreement and Plan of Merger dated as of October 1, 1997 by and among WorldCom, BFP and BV Acquisition, Inc. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier ("CLEC"), in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers ("IXCs"), ISPs, wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers ("ILECs") for a broad array of high quality voice, data, video transport and other telecommunications services.

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 1.85 shares of WorldCom Common Stock or approximately
72.6 million WorldCom common shares in the aggregate. The BFP Merger is being accounted for under the pooling-of-interests method.

Upon effectiveness of the BFP Merger, the then outstanding and unexercised options and warrants exercisable for shares of BFP common stock were converted into options and warrants, respectively, exercisable for shares of WorldCom Common Stock having the same terms and conditions as the BFP options and warrants, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.85.

Additional information regarding the CompuServe Merger, the AOL Transaction and the BFP Merger is contained under the captions "The CompuServe Merger," "The AOL Transaction" and "The BFP Merger" contained in WorldCom's Current Report on Form 8-K/A-1 dated November 9, 1997 (filed January 27, 1998), which is incorporated by reference herein.

On December 31, 1996, WorldCom, through a wholly owned subsidiary, merged with MFS Communications Company, Inc. ("MFS"). Through this purchase, the Company acquired local network access facilities via digital fiber optic cable networks installed in and around major United States cities, and in several major European cities. The Company also acquired a network platform, which consists of Company-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

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

On August 12, 1996, MFS acquired UUNET Technologies, Inc. ("UUNET") through a merger of a subsidiary of MFS with and into UUNET. UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and consulting services to businesses, professionals and on-line services providers.

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

On December 30, 1994, WorldCom, through a wholly owned subsidiary, merged with IDB Communications Group, Inc. ("IDB"). Through this merger (the "IDB Merger"), the Company acquired a domestic and international communications network providing private line and public switched long distance telecommunications services, facsimile and data connections, television and radio transmission services, and mobile satellite communications capabilities. As a result of the IDB Merger, each share of common stock of IDB was converted into the right to receive 0.953758 shares of WorldCom Common Stock, resulting in the issuance of approximately 71.8 million shares of WorldCom Common Stock. In addition, WorldCom assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. In 1996, WorldCom exercised its option to redeem all of the outstanding IDB notes. A majority of the holders of the IDB notes elected to convert their notes into WorldCom Common Stock prior to the redemption, resulting in the issuance of approximately 10.3 million shares of WorldCom Common Stock. The IDB Merger was accounted for under the pooling-of-interests method.

In 1993, upon effectiveness of the Prior Mergers, each share of the outstanding common stock of LDDS-TN was converted into the right to receive 3.838 shares of WorldCom Common Stock. The outstanding shares of LDDS-TN Series B 6.5% Cumulative Senior Perpetual Convertible Preferred Stock outstanding were converted into 2.0 million shares of WorldCom Series 2 6.5% Cumulative Senior
Perpetual Convertible Preferred Stock (the "Series 2 Preferred Stock").   As a
result of the consummation of the Prior Mergers, Metromedia Company ("Metromedia"), the sole stockholder of MCC, received 5.5 million shares of WorldCom Common Stock, 10.9 million shares of WorldCom Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock (the "Series 1 Preferred Stock"), warrants to purchase approximately 10.0 million shares of the WorldCom Common Stock at an average price of $4.18 per share, and $150.0 million in cash. The common stock of Resurgens was unchanged in the Prior Mergers.

In August 1995, Metromedia converted its Series 1 Preferred Stock into WorldCom Common Stock and exercised its warrants to acquire WorldCom Common Stock and immediately sold its position of 61.7 million shares of WorldCom Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount included an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

In 1996, the Company exercised its option to redeem its Series 2 Preferred Stock. Prior to the redemption date, all of the remaining outstanding Series 2 Preferred Stock was converted into 5.3 million shares of WorldCom Common Stock.

The following table sets forth certain data concerning the Company's acquisitions, during the past five years, of companies with annual revenues exceeding $100.0 million, other than the IDB Merger.

                                                           Revenues for Fiscal Year
                                                            Preceding Acquisition
        Name                        Acquisition Date           (In thousands)
        ----                        ----------------           --------------
MCC                                 September 1993               $    368,532
Resurgens                           September 1993                    151,963
TRT Communications, Inc.            September 1993                    175,057
WilTel                              January 1995                      921,813
MFS/UUNET                           December 1996                   1,238,533
BFP                                 January 1998                      128,782
CNS                                 January 1998                      490,440
ANS                                 January 1998                      291,571

In addition to the acquisitions reflected in the above table, WorldCom and its predecessors have completed other acquisitions involving companies each with annual revenues of less than $100.0 million.

THE MCI/WORLDCOM MERGER

On October 1, 1997, WorldCom announced its intention to commence an exchange offer to acquire all of the outstanding shares of MCI Communications Corporation ("MCI") common stock, par value $.10 per share ("MCI Common Stock"), for $41.50 of WorldCom Common Stock, subject to adjustment in certain circumstances as set forth in materials filed by WorldCom with the SEC. On November 9, 1997, WorldCom entered into an Agreement and Plan of Merger (the "MCI/WorldCom Merger Agreement") with MCI and a wholly owned acquisition subsidiary of WorldCom ("MCI Merger Sub"), providing for the merger (the "MCI/WorldCom Merger") of MCI with and into MCI Merger Sub, with MCI Merger Sub surviving as a wholly owned subsidiary of WorldCom. As a result of the MCI/WorldCom Merger, the separate corporate existence of MCI will cease, and MCI Merger Sub (which will be renamed "MCI Communications Corporation") will succeed to all the rights and be responsible for all the obligations of MCI in accordance with the Delaware General Corporation Law. Subject to the terms and conditions of the MCI/WorldCom Merger Agreement, each share of MCI Common Stock outstanding immediately prior to the effective time of the MCI/WorldCom Merger (the "MCI/WorldCom Effective Time") will be converted into the right to receive that number of shares of WorldCom Common Stock equal to the MCI Exchange Ratio (as defined below), and each share of MCI Class A common stock, par value $.10 per share ("MCI Class A Common Stock" and, together with the MCI Common Stock, the "MCI Capital Stock"), outstanding immediately prior to the MCI/WorldCom Effective Time will be converted into the right to receive $51.00 in cash, without interest thereon. The "MCI Exchange Ratio" means the quotient (rounded to the nearest 1/10,000) determined by dividing $51.00 by the average of the high and low sales prices of WorldCom Common Stock (the "MCI/WorldCom Average Price") as reported on The Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the MCI/WorldCom Effective Time; provided, however, that the MCI Exchange Ratio will not be less than 1.2439 or greater than 1.7586. Cash will be paid in lieu of the issuance of any fractional share of WorldCom Common Stock in the MCI/WorldCom Merger.

Based on the number of shares of MCI Common Stock outstanding as of January 20, 1998 and assumed MCI Exchange Ratios of 1.2439 and 1.7586, approximately 710,554,160 shares and 1,004,566,722 shares, respectively, of WorldCom Common Stock would be issued in the MCI/WorldCom Merger. In addition, as of December 31, 1997, outstanding options to purchase shares of MCI Common Stock would be converted in the MCI/WorldCom Merger to options to acquire an aggregate of approximately 86,491,688 shares and 122,280,154 shares, respectively, of WorldCom Common Stock, and the exercise price would be adjusted to reflect the MCI Exchange Ratio, so that, on exercise, the holders would receive, in the aggregate, the same number of shares of WorldCom Common Stock as they would have received had they exercised prior to the MCI/WorldCom Merger, at the same exercise price.

The MCI/WorldCom Merger was approved by the MCI stockholders and the WorldCom shareholders at separate meetings held on March 11, 1998. The MCI/WorldCom Merger is also subject to approvals from the Federal Communications Commission ("FCC"), the Department of Justice ("DOJ") and various state government bodies. In addition, the MCI/WorldCom Merger is subject to approval by the Commission of the European Communities (the "European Commission"). WorldCom anticipates that the MCI/WorldCom Merger will close in mid-year 1998.

Termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions will require MCI to pay WorldCom $750 million as a termination fee and to reimburse WorldCom the $450 million alternative transaction fee and certain related expenses paid by WorldCom to British Telecommunications plc ("BT"). Further, termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions will require WorldCom to pay MCI $1.635 billion as a termination fee.

Pursuant to an agreement (the "BT Agreement") among MCI, WorldCom and BT, the prior merger agreement between BT and MCI (the "BT/MCI Merger Agreement") was terminated, and WorldCom agreed to pay BT an alternative transaction fee of $450 million and expenses of $15 million payable to BT in accordance with the BT/MCI Merger Agreement. These fees were paid on November 12, 1997. WorldCom also agreed to pay to BT an additional payment of $250 million in the event that WorldCom is required to make the $1.635 billion payment to MCI in accordance with the MCI/WorldCom Merger Agreement. In addition, pursuant to the BT Agreement, BT voted (or caused to be voted) its shares of MCI Class A Common Stock in favor of the MCI/WorldCom Merger Agreement and the approval of the other transactions contemplated by the MCI/WorldCom Merger Agreement.

The foregoing description of the MCI/WorldCom Merger Agreement and the BT Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to such agreements, copies of which are incorporated herein by reference as exhibits to this Annual Report on Form 10-K and incorporated herein by reference. Additional information regarding such agreements and the transactions contemplated thereby is also contained under the caption "The MCI/WorldCom Merger" contained in WorldCom's Current Report on Form 8-K/A-1 dated November 9, 1997 (filed January 27, 1998), which is incorporated by reference herein.

COMPANY STRATEGY

The Company's strategy is to become a fully integrated communications company that would be well positioned to take advantage of growth opportunities in global telecommunications. Consistent with this strategy, the Company believes that transactions such as the CompuServe Merger, the AOL Transaction, the BFP Merger, and, if consummated, the MCI/WorldCom Merger, enhance the combined entity's opportunities for future growth, create a stronger competitor in the changing telecommunications industry, allow provision of end-to-end bundled service over global networks, and provide the opportunity for significant cost savings and operating efficiencies for the combined organization.

SERVICES

GENERAL. The Company is one of the largest telecommunications companies in the United States, based on 1996 revenues, serving local, long distance and Internet customers domestically and internationally. The products and services provided by the Company include switched and dedicated long distance and local products, dedicated and dial-up Internet access, resale cellular services, 800 services, calling cards, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access to ATM-based backbone service, web server hosting and integration services and interconnection via NAPs to ISPs. Based on FCC statistics as of December 31, 1996 (the most recent statistics available), WorldCom's share of total toll service revenues for 1996 was 4.8%.

DOMESTIC LONG DISTANCE AND LOCAL SERVICE. The Company provides a single source for integrated local and long distance telecommunications services and facilities management services to business, government, other telecommunications companies and consumer customers.

There are several ways in which the customer can access the Company's network for domestic long distance services. In areas where equal access has been made available, a customer who has selected the Company as its IXC can utilize the Company's network for inter-LATA long distance calls through "one plus" dialing of the desired call destination. Customers in areas without equal access or customers in equal access areas who do not select the Company as their IXC can utilize the Company's network for all their long distance calls through two methods of "dial-up access." They can dial a local telephone number to access the Company's computerized switching equipment and then enter a personal authorization code and the area code and telephone number of the desired call destination. Customers may also access the Company's network by dialing 10 plus the three digit Carrier Identification Code belonging to the Company and the area code and telephone number of the desired call location. Regardless of the method used, dial-up customers can access the Company's network for all of their long distance calls, both intra-LATA and inter-LATA. High volume customers can access the WorldCom network through the use of high-capacity dedicated circuits.

Customer billing is generated internally and through a facilities management agreement under which Electronic Data Systems Corporation performs significant data processing functions. See Note 7 of Notes to Consolidated Financial Statements.

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

Unlike the RBOCs and other large LECs which were organized geographically in response to the regulatory environment that existed before the AT&T Divesture Decree, the Company is organized around its customers to take advantage of ongoing technological, competitive and regulatory changes.

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

WorldCom also provides switched voice, private line and/or value-added data services over its own facilities and leased facilities in the United Kingdom, Germany, France, the Netherlands, Sweden, Switzerland, Belgium, Italy, Ireland and other European countries. The Company operates metropolitan digital fiber optic networks in London, Paris, Frankfurt, Amsterdam, Stockholm and Brussels. The Company is constructing a high capacity digital fiber optic network to interconnect its metropolitan networks in Europe. In addition, WorldCom, together with its joint venture partner Cable & Wireless, plc, placed into service in the first quarter of 1998 a high capacity digital fiber optic undersea cable between the United States and the United Kingdom. The Company also offers certain international services over leased facilities in certain Asian markets, including Japan, Hong Kong and Singapore. In addition, the Company was granted authority in the first quarter of 1998 to own and operate
domestic and international facilities in Japan.   Such operations are subject
to certain risks including licensing requirements, changes in foreign government regulations and telecommunications standards, interconnection and leased line charges, taxes, fluctuating exchange rates, various trade barriers, and political and economic instability.

INTERNET. The Company provides a comprehensive range of Internet access and value-added options, applications and consulting services tailored to meet the needs of businesses and professionals. The Company's Internet operations are organized into two functionally inter-related business groups - Internet services and value-added Internet services. The Internet services group focuses on Internet access (dial-up and dedicated, both retail and wholesale) as well as fax-over-the-Internet (announced in 1997 and commercially introduced in 1998). The value-added Internet services group offers value-added data products and services, including transaction services (such as credit card transaction processing), managed networking services and applications (such as virtual private networks, Intranets and Extranets), secure remote Internet access, web hosting and electronic commerce.

OTHER SERVICES. The Company offers a broad range of related services which enhance customer convenience, add value and provide additional revenue sources. Advanced "800" service offers features for caller and customer convenience, including a variety of call routing and call blocking options, customer reconfiguration, termination overflow to switched or dedicated lines, Dialed Number Identification Service (DNIS), real-time Automatic Number Identification
(ANI), and flexible after-hours call handling services. The Company's travel cards offer worldwide calling services, caller-friendly voice mail with message waiting signal, message storage and delivery, conference calling, personal greetings, speed dialing, customer deactivation and reactivation of cards, customer card, and private-label card options. The Company is also a market leader for the prepaid calling card which allows a purchaser to pay in advance for a specific number of long distance minutes. The Company's prepaid calling card may be purchased through several major retailers in the United States and continues to be a growing source of revenues for the Company.

The Company also designs, installs, and integrates "turnkey" transmission facilities and communications networks primarily for international customers. Services provided include fixed and transportable customer premise earth stations, network management systems, system integration consulting and project management.

The Company also provides development, design and engineering, project management, construction and support of networks and systems to a range of third-party customers. It is an industry leader in the creation of advanced communication and transportation systems, through the integration of advanced technologies for telecommunications, transportation and security applications.

TRANSMISSION FACILITIES

The Company's operating subsidiaries own domestic long distance, international and multi-city local service fiber optic networks with access to additional fiber optic networks through lease agreements with other carriers.

Deployed in business centers throughout the United States, Europe and the United Kingdom, the Company's local networks are constructed using ring topology. Transmission networks are based on either conventional asynchronous multiplexing or SONET ("Synchronous Optical Network") equipment. European networks are based on Synchronous Digital Hierarchy ("SDH") technology.
Network backbones are installed in conduits owned by the Company or leased from third parties such as utilities, railroads, long distance carriers, state highway authorities, local governments and transit authorities. Lease arrangements are generally executed under multi-year terms with renewal options and are non-exclusive.

Buildings are connected to the Company's local networks using fiber extensions (known as "laterals") which are then connected to a local distribution loop and ultimately to a high speed fiber backbone which originates and terminates at one of the Company's central nodes. Transmission signals are generally sent through the network simultaneously on both primary and secondary paths thereby providing route diversity and disaster protection. Buildings served via a Company- owned lateral have a discrete Company presence (referred to as a "remote hub" or "building point-of-presence") located within the building. Generally, Company-owned internal building wiring connects the remote hub to the customer premises. Customer terminal equipment is connected to Company-provided electronic equipment generally located in the remote hub where ongoing customer transmission signals are digitized, combined and converted into optical signals for transport to the central node. Signals are then reconfigured and routed to their final destination.

To serve customers in buildings that are not located directly on the fiber network, the Company utilizes leased T-1s or unbundled local loops obtained from the LECs.

Internationally, the Company owns fiber optic facilities on most major international undersea cable systems in the Pacific and Atlantic Ocean regions, providing fiber optic cable connections between the United States and the Pacific Rim and the United States and Europe. In the first quarter of 1998, WorldCom, together with its joint venture partner Cable & Wireless, plc, placed into service a high capacity digital fiber optic undersea cable between the United States and the United Kingdom. WorldCom also owns fiber optic cable for services to the Commonwealth of Independent States, Central America, South America and the Caribbean. The Company also owns and operates 20 international gateway satellite earth stations, which enable it to provide public switched and private line voice and data communications to and from locations throughout the world. The Company also provides international service by leasing submarine cable capacity from international carriers.

The Company's ability to generate profits is largely dependent upon its ability to optimize the different types of transmission facilities used to provide the customer service. These facilities are complemented by a least cost routing plan which is accomplished through digital switching technology and network routing software. Calls can be routed over fixed cost transmission facilities or variable cost transmission facilities. Fixed cost facilities, including the Company's owned networks, are typically most cost effective for routes that carry high volumes of traffic. In addition, a variety of lease agreements for fixed and variable cost (usage sensitive) services ensure diversity in processing calls.

NETWORK SWITCHING

The Company owns or leases computerized network switching equipment that routes its customers' long distance calls. The Company's digital switching equipment is interconnected with digital transmission lines. The Company's switching networks utilize SS7 common channel signaling, which increases efficiencies by eliminating connect time delays and provides "look ahead" routing. In addition to networking, the Company's switching equipment verifies customers' pre-assigned authorization codes, records billing data and monitors system quality and performance.

In addition to the switching centers, the Company has a number of other network facility locations known as points of presence ("POPs"). These POPs allow the Company to concentrate customers' traffic at locations where the Company has not installed switching equipment. The traffic is carried to switching centers from POPs over the Company's digital transmission network.

The Company's local switches are capable of providing both local and long distance call functions while the gateway switches have the specific purpose of transferring domestically originated calls to the rest of the world. It is the intention of the Company to deploy a number of additional switches in 1998 both in existing CAP service areas and in new markets not currently providing facilities-based switched local service.

The Company's ATM network utilizes the Company's intracity fiber connections to customers, Company-owned ATM switches and WorldCom's high capacity fiber optic networks. ATM is a switching and transmission technology based on encapsulation of information in short (53-byte) fixed-length packets or "cells." ATM switching was specifically developed to allow switching and transmission of mixed voice, data and video (sometimes referred to as "multimedia" information). In addition, certain characteristics of ATM switching allow switching information to be directly encoded in integrated circuitry rather than in software.

WorldCom's frame relay network utilizes Company-owned and maintained frame relay switches and WorldCom's high capacity fiber optic networks to provide data networking services to commercial customers. Networking equipment at customer sites connects to the WorldCom frame relay switches which in turn are connected to each other via the extensive WorldCom fiber optic networks. Frame relay utilizes variable length frames to transport customer data from one customer location across WorldCom networks to another customer location. Customers utilize the frame relay technology to support traditional business applications such as connecting local networks and financial applications.

INTERNET NETWORK INFRASTRUCTURE

The Company's Internet infrastructure is based on its own OC-12c and DS-3 network which is ATM-based in metropolitan areas where OC-12c has been deployed to support the OC-12c interfaces. This network infrastructure enables customers to access the Internet through dedicated lines or by placing a local telephone call (dial-up) through a modem to the nearest equipment location for the Company. Once connected, the customer's traffic is routed through the Company's networks to the desired Internet location, whether on the Company's networks or elsewhere on the Internet. The Company will continue in 1998 to migrate the network to support OC-12c in additional areas and to upgrade additional portions of the network to ATM.

NETWORK STATISTICS

Global network statistics of the Company, including BFP, CNS and ANS, are as follows:

                                                               As of December 31,
                                                         ----------------------------
                                                            1997              1996
                                                         ----------         ---------
Domestic long distance route miles                           19,619            12,589
Local domestic and international fiber miles                547,529           327,465
Local domestic and international route miles                  6,741             4,899
Local circuits in service (voice grade
equivalents)                                             10,702,851         6,387,549
Buildings connected                                          27,785            16,253
Active voice switches-local and long distance                   138                93
Telco Collocations                                              345               199

RATES AND CHARGES

LONG DISTANCE AND LOCAL SERVICE. The Company charges switched customers on the basis of a fixed rate per line prescribed to the Company plus minutes or partial minutes of usage at rates that vary with the distance, duration and time of day of the call. For local service, customers are billed a fixed charge plus usage. The rates charged are not affected by the particular transmission facilities selected by the Company's switching centers for transmission of the call. Additional discounts are available to customers who generate higher volumes of monthly usage.

Domestic and international business services originating in the United States are primarily billed in six-second increments; others are billed in partial minutes rounded to the next minute. Switched voice services originating in international markets are billed in increments subject to local market conditions and interconnect agreements. Switched long distance and local services are billed in arrears, with monthly billing statements itemizing date, time, duration and charges; private line services are billed monthly in advance, with the invoice indicating applicable rates by circuit.

The Company's rates are generally designed to be competitive with those charged by other long distance and local carriers. The rates offered by the Company may be adjusted in the future if other IXCs, LECs and CAPs continue to adjust their rates. To date, continued improvement in the domestic and international cost structures have allowed the Company to offer competitive rates while maintaining acceptable margins.

INTERNET ACCESS AND SERVICES. The Company's Internet access options are sold in the United States and in many foreign countries for domestic Internet access. Prices vary, based on service type. Due to various factors, such as available telecommunications technology, foreign government regulation, and market demand, the service options offered outside of the United States vary as to speed, price and suitability for various purposes.

MARKETING AND SALES

WorldCom markets its local, long distance and international calling and Internet-based services primarily through a direct sales force targeted at specific geographic markets. WorldCom's sales force of approximately 2,400 people also provides advanced sales specialization for the data and international marketplaces, including domestic and international private line services.

In each of its geographic markets, the Company employs full service support teams that provide its customers with prompt and personal attention. With offices nationwide, WorldCom's localized management, sales and customer support are designed to engender a high degree of customer loyalty and service quality.

COMPETITION

Virtually every aspect of the telecommunications industry is extremely competitive, and WorldCom expects that competition will intensify in the future. WorldCom (including CNS, ANS and BFP) faces significant competition from carriers and other companies with greater market share and financial resources. WorldCom competes domestically with incumbent providers, which have historically dominated local telecommunications, and with long distance carriers, for the provision of long distance services. Sometimes the incumbent provider offers both local and long distance services. The ILECs presently have numerous advantages as a result of their historic monopoly control over local exchanges. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to WorldCom. Many of WorldCom's existing and potential competitors have financial, personnel and other resources significantly greater than those of WorldCom. WorldCom also faces competition from competitors in every area of their businesses, including competitive access providers operating fiber optic networks, in some cases in conjunction with the local cable television operator. Several competitors have announced the deployment of nationwide fiber networks using advanced state-of-the-art technologies. AT&T Corp. ("AT&T") and Sprint Corporation ("Sprint") have indicated their intention to offer local telecommunications services in major United States markets using their own facilities, including in AT&T's case, the announced acquisition of the facilities and business of Teleport Communications Group, Inc., or by resale of the local exchange carriers' or other providers' services. In addition, WorldCom competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of their businesses.

Overseas, WorldCom competes with incumbent providers, some of which still have special regulatory status and the exclusive rights to provide certain services, and virtually all of which have historically dominated their local, domestic long distance and international services business. These incumbent providers have numerous advantages including existing facilities, customer loyalty, and substantial financial resources. WorldCom also competes with other service providers, many of which are affiliated with incumbent providers in other countries. Typically, WorldCom must devote extensive resources to obtaining regulatory approvals necessary to operate overseas, and then to obtaining access to and interconnection with the incumbent's network on a non-discriminatory basis.

WorldCom may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber optic networks, such as that of WorldCom, are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by WorldCom. WorldCom cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services. For most of the Company's communications services, the factor's critical to customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and in some cases, geography and network size.

Under the Telecommunications Act of 1996 (the "Telecom Act") and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition, however, also establishes, in part, the predicate for the BOCs to provide in-region interexchange long distance services if the constitutionality of the Telecom Act is upheld. The BOCs are currently allowed to offer certain "incidental" long distance service in-region and to offer out-of-region long distance services. Once the BOCs are allowed to offer in- region long distance services, they could be in a position to offer single source local and long distance service similar to that being offered by WorldCom. WorldCom expects that the increased competition made possible by regulatory reform will result in certain additional pricing and margin pressures in the domestic telecommunications services business. Such of the additional pressures as may result from BOC provision of in-region interexchange long distance services may be accelerated if the ruling of the United States District Court for the Northern District of Texas on the constitutionality of the Telecom Act's restrictions is ultimately upheld on appeal.

WorldCom also competes in offering data communications services, including Internet access and related services. This is also an extremely competitive business and WorldCom expects that competition will intensify in the future. WorldCom believes that the ability to compete successfully in this arena depends on a number of factors, including: industry presence; the ability to execute a rapid expansion strategy; the capacity, reliability and security of its network infrastructure; ease of access to and navigation on the Internet; the pricing policies of its competitors and suppliers; the timing of the introduction of new products and services by the Company and its competitors; the Company's ability to support industry standards; and industry and general economic trends. The success of WorldCom will depend heavily upon its ability to provide high quality data communication services, including Internet connectivity and value-added Internet services at competitive prices.

Major telecommunications and data communications companies have expanded their current services to compete fully in offering data communication services, including Internet access and value-added services, and WorldCom expects additional telecommunications and data communications companies to continue to compete in this arena. WorldCom believes that new competitors, including large computer hardware, software, media and other technology and communications companies will also offer data communications services, resulting in even greater competition for the combined company. Certain companies, including AT&T, GTE Corporation ("GTE"), Intermedia Communications, Inc., Teleport Communications Group Inc., Qwest Communications, LCI Communications, Inc. and PSINet, Inc., have obtained or expanded their Internet access products and services as a result of network deployment, acquisitions and strategic investments. Such acquisitions may permit WorldCom's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. WorldCom expects these acquisitions and strategic investments to increase, thus creating significant new competitors to the Company. In addition, WorldCom expects new companies, such as Level 3, to enter this arena and provide additional competition for the Company's service offerings.

As the Company continues to expand data communications operations outside of the United States, the Company will be forced to compete with and buy services from incumbent providers, some of which are government-owned and/or still have special regulatory status and the exclusive rights to provide certain essential services. The Company will also encounter competition from companies whose operating styles are substantially different from those that it usually encounters. For example, in Europe, WorldCom's subsidiaries compete directly with: (1) telecommunications companies, such as BT, Deutsche Telekom AG and others; (2) global telecommunications alliances such as Global One (Deutsche Telekom AG, France Telecom and Sprint), Unisource/Uniworld (AT&T, Telia AB of Sweden, PTT Telecom Netherlands, and Swisscom), and others; and (3) other
Internet access providers, such as Demon Internet Limited.    Foreign
competitors may also possess a better understanding of their local areas and may have better working relationships with, or control of, local telecommunications companies. There can be no assurance that the Company can obtain similar levels of local knowledge, and failure to obtain that knowledge could place the Company at a serious competitive disadvantage.

REGULATION

GENERAL.   WorldCom's operating subsidiaries are subject to varying degrees of federal, state, local and international regulation. In the United States, WorldCom's subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Each such subsidiary must be separately certified in each state to offer local exchange and intrastate long distance services. No state, however, subjects WorldCom to price cap or rate of return regulation, nor is WorldCom currently required to obtain FCC authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific terrestrial microwave and satellite earth station facilities which utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of its international facilities and services. WorldCom is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on WorldCom.

On February 8, 1996, President Clinton signed the Telecom Act, which permits the BOCs to provide domestic and international long distance service to customers located outside of the BOCs' home regions; permits a petitioning BOC to provide domestic and international long distance services to customers within its operating area on a state by state basis upon a finding by the FCC that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there were significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted and, in most instances completed, proceedings addressing the implementation of this legislation.

In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILEC's retail services and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). The Eighth Circuit found constitutional challenges to certain practices implementing cost provisions of the Telecom Act that were ordered by certain PUCs to be premature, but vacated significant portions of the FCC's nationwide pricing rules and vacated an FCC rule requiring that unbundled network elements be provided on a combined basis. In response to requests by the Solicitor General, on behalf of the FCC, and certain other parties, including WorldCom, the United States Supreme Court has agreed to review the decision of the Eighth Circuit. Certain BOCs have also raised constitutional challenges to provisions of the Telecom Act restricting BOC provision of long distance services, manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the United States District Court for the Northern District of Texas (the "Texas District Court") ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. Currently, this decision only applies to SBC Corporation ("SBC"), US WEST Communications Group ("US WEST"), and Bell Atlantic Corporation ("Bell Atlantic"). At the request of various parties, on February 11, 1998, the Texas District Court issued a stay of its decision pending appeal. AT&T, MCI, the DOJ, the FCC and other parties have appealed the decision to the United States Court of Appeals for the Fifth Circuit. BellSouth Corporation ("BellSouth") raised the Bill of Attainder issue in its appeal before the United States Court of Appeals for the Fifth Circuit of the electronic publishing restrictions imposed under the Telecom Act. A decision on that appeal is pending. WorldCom cannot predict either the ultimate outcome of these or future challenges to the Telecom Act, any related appeals of regulatory or court decisions, or the eventual effect on WorldCom's business or the industry in general.

The FCC has denied applications filed by Ameritech Corporation ("Ameritech"), SBC and BellSouth seeking authority to provide interLATA long distance service in Michigan, Oklahoma, Louisiana and South Carolina, respectively. SBC appealed the FCC's denial of its application covering Oklahoma to the United States Court of Appeals for the District of Columbia Circuit. The Court has affirmed the FCC's denial of that application. In its denial of an Ameritech application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions have appealed jurisdictional aspects of that Ameritech application denial to the Eighth Circuit. WorldCom cannot predict either the outcome of these appeals, or the BOCs' willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Additionally, several RBOCs have filed petitions requesting that the FCC forbear from imposing the line of business restrictions upon their data service offerings and data network deployment. Other BOCs have announced their intention to file applications at the FCC for authority to provide interLATA services. Additionally, the FCC and several PUCs are considering a proposal that would allow BOCs electing to create separate wholesale network and retail organizations to enter the long distance market on an accelerated basis. WorldCom cannot predict the outcome of these proceedings or whether the outcome will have a material impact upon its consolidated financial position or results of operations.

On May 7, 1997, the FCC announced that it will issue a series of orders that will reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information service providers (including, among others, ISPs) should not be subject to existing access charges ("ISP Exemption"). Petitions for reconsideration of, among other things, the access service and ISP Exemption related actions were filed before the FCC and appeals taken to various United States Courts of Appeals. On reconsideration, the FCC in significant part affirmed the access charge and ISP Exemption actions and the court appeals have been consolidated before the Eighth Circuit. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in the access rates and retail service rates to state universal service funds. Access charges are a principal component of WorldCom's telecommunications expense. Additionally, modification of the ISP Exemption could have an adverse effect on the Company's Internet-related services business. WorldCom cannot predict either the outcome of these appeals or whether or not the result(s) will have a material impact upon its consolidated financial position or results of operations.

The FCC issued on December 24, 1996 a Notice of Inquiry to seek comment on whether it should consider various actions relating to interstate information services and the Internet. The FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional circuit switched telecommunications services and technologies. Based upon this and other proceedings, the FCC may permit telecommunications companies, BOCs, or others to increase the scope or reduce the cost of their Internet access services. WorldCom cannot predict the effect that the Notice of Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its consolidated financial position or results of operations.

INTERNATIONAL. In December 1996, the FCC adopted a new policy that makes it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes.
In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that should have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The WTO Agreement became effective in February 1998. In order to comply with United States commitments to the WTO Agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (i) the services that may be provided by foreign affiliated United States international common carriers, including carriers controlled or more than 25 percent owned by foreign carriers that have market power in their home markets, and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate within the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization ("WTO") member countries, by allowing such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to United States rules.

Although the FCC's new policies and implementation of the WTO Agreement may result in lower costs to WorldCom to terminate international traffic, there is a risk that the revenues that WorldCom will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of WorldCom, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services. Further, many foreign carriers have challenged, in court and at the FCC, the FCC's order adopting mandatory settlement rate benchmarks. If the FCC's settlement rate benchmark order was to be overturned, it could accelerate the full-fledged entry of foreign carriers into the United States, and make it more advantageous for foreign carriers to route international traffic into the United States at low, cost-based termination rates, while United States carriers would continue to have little choice but to route international traffic into most foreign countries at much higher, above cost, settlement rates.

FOREIGN OWNERSHIP. The Communications Act of 1934, as amended (the "Communications Act") prohibits any entity in which more than 20% of the capital stock is owned of record or voted by noncitizens or a foreign government or its representative from receiving or holding a common carrier radio transmission license (including microwave). The Communications Act also prohibits subsidiaries of any entity of which more than 25% of the capital stock is owned of record or voted by noncitizens from receiving or holding common carrier radio transmission licenses (including microwave), if the FCC finds that the public interest would be served by the refusal or revocation of the licenses under those circumstances. Under its new rules implementing the WTO Agreement, the FCC presumes that foreign investment by entities from WTO member countries is in the public interest. The FCC's rules make it much easier for foreign entities to own significant interests in, or control, United States common carrier radio transmission licensees. The Company's charter restricts aggregate beneficial ownership of the WorldCom Common Stock by certain foreign shareholders to 20% of the total outstanding stock, and subjects excess shares to redemption.

RISK FACTORS

Prospective investors should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company and its business before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward- looking statements within the meaning of the PSLRA and that actual results could differ materially from those contemplated by such statements. See "Cautionary Statement Regarding Forward-Looking Statements." The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

Business and other risks described herein as applicable to WorldCom are generally also applicable to MCI.

UNCERTAINTIES IN INTEGRATING THE ACQUIRED COMPANIES AND ACHIEVING COST SAVINGS. WorldCom entered into the MCI/WorldCom Merger Agreement, the BFP Merger Agreement, the CompuServe Merger Agreement and the AOL Agreement, in each case with the expectation that the transactions will result in certain benefits, including, without limitation, cost savings, operating efficiencies, revenue enhancements and other synergies. Achieving the benefits of the MCI/WorldCom Merger (which would be significantly larger than previous acquisitions completed by WorldCom), the BFP Merger, the CompuServe Merger and the AOL Transaction, will depend in part upon the integration of the businesses of WorldCom together with BFP, CNS, ANS, and MCI in an efficient manner, and there can be no assurance that this will occur. The consolidation of operations will require substantial attention from management. The diversion of management attention and any difficulties encountered in the transition and integration processes could have a material adverse effect on the revenues, levels of expenses and operating results of the combined companies. There can be no assurance that the Company will realize any of the anticipated benefits of the CompuServe Merger, the MCI/WorldCom Merger, the BFP Merger or the AOL Transaction. For a discussion of other factors and assumptions related to the synergy estimates, see "The MCI/WorldCom Merger--Effects of the MCI/WorldCom Merger; Estimated Synergies," contained in WorldCom's Current Report on Form 8-K/A-1 dated November 9, 1997 (filed January 27, 1998), which is incorporated herein by reference.

NECESSITY OF RECEIVING GOVERNMENTAL APPROVALS PRIOR TO THE MCI/WORLDCOM MERGER; RISKS ASSOCIATED WITH FAILURE TO OBTAIN APPROVALS OF CERTAIN GOVERNMENTAL AUTHORITIES. The consummation of the MCI/WorldCom Merger is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and confirmation from the European Commission by way of a decision under Council Regulation 4064/89 that the MCI/WorldCom Merger does not create or strengthen a dominant position as a result of which competition would be significantly impeded in the European common market. In addition, other filings with, notifications to and authorizations and approvals of, various governmental agencies, both domestic and foreign, with respect to the transactions contemplated by the MCI/WorldCom Merger Agreement, relating primarily to the FCC and state PUCs, must be made and received prior to consummation of the MCI/WorldCom Merger. There can be no assurance that such authorizations, approvals or decisions will be granted, or, if granted, will not contain certain material conditions or restrictions, that an injunction will not be issued by a court of competent jurisdiction enjoining the consummation of the MCI/WorldCom Merger or that a challenge to the MCI/WorldCom Merger on the grounds that it is not compatible with the European common market will not be made, or if a challenge is made, what the result will be.

Consummation of the MCI/WorldCom Merger is subject to additional approvals from certain governmental authorities. If such approvals have not been received at such time as all other material conditions to the MCI/WorldCom Merger have been satisfied or waived, MCI and WorldCom may nonetheless determine to consummate the MCI/WorldCom Merger. Although MCI and WorldCom are seeking such approvals, it is uncertain whether such approvals will be timely received from, among others, every jurisdiction in which MCI and WorldCom are authorized to do business. If MCI and WorldCom determine to consummate the MCI/WorldCom Merger without having received all such approvals, no assurance can be given that any resulting loss of business would not have a material adverse effect on the businesses, prospects, financial condition or results of operations of WorldCom and MCI on a combined basis. See "The MCI/WorldCom Merger -- Certain Regulatory Filings and Approvals" contained in WorldCom's Current Report on Form 8-K/A-1 dated November 9, 1997 (filed January 27, 1998), which is incorporated herein by reference.

DEBT SERVICE, INTEREST RATE FLUCTUATIONS, OTHER RESTRICTIVE COVENANTS, AND CAPITAL SPENDING. In connection with the MCI/WorldCom Merger, WorldCom has agreed to pay BT $51.00 in cash without interest for each share of MCI Class A Common Stock it owns, or approximately $7 billion in the aggregate. Additionally, WorldCom has paid BT fees of $465 million. WorldCom expects to fund this commitment through a combination of bank and bond financing. Increases in interest rates on WorldCom's debt would have an adverse effect upon WorldCom's reported net income and cash flow. WorldCom believes that the combined operations of WorldCom, CNS, ANS, BFP and, upon consummation of the MCI/WorldCom Merger, MCI, would generate sufficient cash flow to service WorldCom's debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond WorldCom's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service WorldCom's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

The development of the businesses of the combined company (including MCI, BFP, CNS and ANS) and the installation and expansion of its domestic and international networks will continue to require significant capital expenditures. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require the combined company to delay or abandon some of its plans, which could have a material adverse effect on the success of the combined company.

ACQUISITION INTEGRATION. A major portion of the Company's growth in recent years has resulted from acquisitions, which involve certain operational and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by WorldCom's management, while WorldCom continues to incur operating expenses to provide the services formerly provided by the acquired company. Financial risks involve the incurrence of indebtedness as the result of the acquisition and the consequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute the economic interests of existing shareholders. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there is no assurance that the Company will be successful in doing so. In addition, there can be no assurance that the Company will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

RISKS OF INTERNATIONAL BUSINESS. The Company derives substantial revenues by providing international communications services to United States commercial and carrier customers. Such operations are subject to certain risks such as changes in United States or foreign government regulatory policies, disruption, suspension or termination of operating agreements, and currency fluctuations. In particular, the Company's revenues and costs of sales are sensitive to changes in international settlement rates and international traffic routing patterns. The rates that the Company can charge its customers for international services may decrease in the future due to the entry of new carriers with substantial resources, aggressiveness on the part of new or existing carriers, the widespread resale of international private lines to provide switched voice services, the provision of international services via non-traditional means including the Internet, the consummation of mergers, joint ventures and alliances among large international carriers that facilitate targeted pricing and cost reductions, and the rapid growth of international circuit capacity due to the deployment of new undersea fiber optic cables and new high capacity satellite systems in the Atlantic, Pacific and Indian Ocean Regions.

RISKS OF OVERSEAS BUSINESS OPERATIONS. The Company derives substantial revenues from providing services to customers in overseas locations, particularly the United Kingdom and Germany. Such operations are subject to certain risks such as changes in the legal and regulatory policies of the foreign jurisdiction, local political and economic developments, currency fluctuations, exchange controls, royalty and tax increases, retroactive tax claims, expropriation, and import and export regulations and other laws and policies of the United States affecting foreign trade, investment and taxation. In addition, in the event of any dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. WorldCom may also be hindered or prevented from enforcing its rights with respect to foreign governments because of the doctrine of sovereign immunity. There can be no assurance that the laws, regulations or administrative practices of foreign countries relating to WorldCom's ability to do business in that country will not change. Any such change could have a material adverse effect on WorldCom's financial condition and results of operations.

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

The market for data communications products and services of UUNET, CNS and ANS, Internet access and related products, is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring new products and services to market in a timely manner. The Company is also at risk from fundamental changes in the way data communications, including Internet access, services are marketed and delivered. The Company's Internet service strategy assumes that the Transmission Control Protocol/Internet Protocol ("TCP/IP"), utilizing fiber optic or copper-based telecommunications infrastructures, will continue to be the primary protocol and transport infrastructure for Internet-related services. Emerging transport alternatives include wireless cable modems and satellite delivery of Internet information; alternative open protocol and proprietary protocol standards have been or are being developed. The Company's pursuit of necessary technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its data communications services business to alternate access devices, conduits and protocols.

REGULATION RISKS. See "Regulation" above for information regarding certain regulatory risks.

COMPETITION RISKS. See "Competition" above for information regarding certain competition risks.

ANTI-TAKEOVER PROVISIONS. The Second Amended and Restated Articles of Incorporation of WorldCom contain provisions (a) requiring a 70% vote for approval of certain business combinations with certain 10% shareholders unless approved by a majority of the continuing members of the Company's Board of Directors or unless certain minimum price, procedural and other requirements are met, (b) restricting aggregate beneficial ownership of the capital stock of WorldCom by foreign shareholders to 20% of the total outstanding capital stock, and subjecting excess shares to redemption, and (c) authorizing the WorldCom Board of Directors to issue preferred stock in one or more classes without any action on the part of shareholders. In addition, WorldCom has entered into a Rights Agreement between WorldCom and The Bank of New York, as Rights Agent, dated as of August 25, 1996, as amended (the "WorldCom Rights Agreement"), which will cause substantial dilution to a person or group that attempts to acquire WorldCom on terms not approved by the WorldCom Board of Directors. Further, WorldCom's Bylaws (a) contain requirements regarding advance notice of nomination of directors by shareholders and (b) restrict the calling of special meetings by shareholders to those owning shares representing not less than 40% of the votes to be cast. These provisions, including the WorldCom Rights Agreement, may have an "anti- takeover" effect.

THE EFFECT OF STOCK PRICE FLUCTUATIONS. The relative stock price of WorldCom Common Stock in the future may vary significantly from the price as of the date hereof. These variances may be due to changes in the businesses, operations, results and prospects of WorldCom, market assessments of the likelihood that the MCI/WorldCom Merger will be consummated and the timing thereof, the effect of any conditions or restrictions imposed on or proposed with respect to any of the combined companies by regulatory agencies in connection with or following consummation of the MCI/WorldCom Merger, general market and economic conditions, and other factors. In addition, the stock market generally has experienced significant price and volume fluctuations. These market fluctuations could have a material adverse effect on the market price or liquidity of WorldCom Common Stock.

EMPLOYEES

As of March 6, 1998, the Company employed approximately 20,300 full-time persons, including CNS, ANS and BFP. Substantially all of the Company's employees are not represented by any labor union.

ITEM 2.     PROPERTIES

The tangible assets of the Company include a substantial investment in telecommunications equipment. The aggregate book value of the Company's transmission equipment and communications equipment was $3.57 billion and $2.40 billion, respectively, at December 31, 1997. At least $3.3 billion is currently anticipated for transmission and communications equipment, construction and other capital expenditures in 1998 without regard to possible future acquisitions, if any.

The Company's rights-of-way for its fiber optic cable and microwave transmission network are typically held under leases, easements, municipal franchises, licenses or governmental permits. All other major equipment and physical facilities are owned in fee and are operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on or across properties owned by others.

The Company has sold to independent entities and leased back its Pacific Northwest microwave system and its Kansas City to Los Angeles fiber optic system over primary lease terms ranging from 15 to 20 years. The leases have renewal options permitting the Company to extend the leases for terms expiring during the years 2012 to 2019 and purchase options based upon the fair market value at the time of purchase.

The Company leases space for sales office and/or administrative facilities, collector node, collocation sites, general storage space, and equipment rooms for switches and other peripheral equipment. Such leased properties do not lend themselves to description by character or location. The Company's fiber optic networks include aerial and underground cable and conduit which are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to governmental consent or lease, permit, easement or other agreement.

The Company attempts to structure its leases of space for its network switching centers and rights-of-way for its fiber optic networks with initial terms and renewal options so that the risk of relocation is minimized. The Company anticipates that prior to termination of any of the leases, it will be able to renew such leases or make other suitable arrangements.

WorldCom believes that all of its facilities and equipment are in good condition and are suitable for their intended purposes.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company. While the results of these various legal and regulatory matters contain an element of uncertainty, the Company believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

The shares of WorldCom Common Stock are quoted on The Nasdaq National Market under the symbol "WCOM." The following table sets forth the high and low intra-day sales prices per share of WorldCom Common Stock as reported on The Nasdaq National Market based on published financial sources, for the periods indicated.

                                           HIGH               LOW
                                          ------            ------
1996
----
  First Quarter                           $23.31            $16.25
  Second Quarter                           27.72             21.31
  Third Quarter                            28.88             18.38
  Fourth Quarter                           26.13             21.00

1997
----
   First Quarter                          $27.88            $21.75
   Second Quarter                          32.97             21.25
   Third Quarter                           37.75             29.88
   Fourth Quarter                          39.88             28.50

As of March 6, 1998, there were 1,026,645,863 shares of WorldCom Common Stock issued and outstanding held by 15,461 shareholders of record.

The Company has never paid cash dividends on its Common Stock. The policy of the Company's Board of Directors has been to retain earnings to provide funds for the operation and expansion of its business.

PREFERRED STOCK

In connection with the MFS Merger, the Company issued 9,499,200 depositary shares (the "Depositary Shares"), each representing 1/100th interest in a share of WorldCom Series A Preferred Stock. There is no established public trading market for the WorldCom Series A Preferred Stock. The Depositary Shares are traded on The Nasdaq National Market under the trading symbol "WCOMP." As of March 6, 1998, there were 9,499,200 Depositary Shares issued and outstanding held by nine shareholders of record.

Each Depositary Share is mandatorily convertible into 4.2 shares of WorldCom Common Stock on May 31, 1999 (the "Mandatory Conversion Date"). The Depositary Shares are also convertible at the option of the holder at any time into
3.44274 shares of WorldCom Common Stock for each Depositary Share, plus payment of unpaid dividends.

The WorldCom Series A Preferred Stock (and the related Depositary Shares) are not redeemable by WorldCom prior to May 31, 1998 (the "Initial Redemption Date"). On or after the Initial Redemption Date and prior to the Mandatory Conversion Date, WorldCom may redeem the WorldCom Series A Preferred Stock (and thereby the Depositary Shares), in whole or in part. Upon any such redemption, the holder of record of shares of WorldCom Series A Preferred Stock will receive shares of WorldCom Common Stock equal to the call price of the WorldCom Series A Preferred Stock in effect on the date of redemption (the "Call Price") divided by the Current Market Price (as defined in the WorldCom Articles of Incorporation) of the WorldCom Common Stock. The Call Price of each WorldCom Series A Preferred Share is (i) $3,417.00 ($34.170 per Depositary Share) on and after the Initial Redemption Date through August 30, 1998, $3,400.25 ($34.003 per Depositary Share) on and after August 31, 1998 through November 29, 1998, $3,383.50 ($33.835 per Depositary Share) on and after November 30, 1998 through February 27, 1999, $3,366.75 ($33.668 per Depositary Share) on and after February 28, 1999 through April 29, 1999, and $3,350.00 ($33.500 per Depositary Share) on and after April 30, 1999 until the Mandatory Conversion Date, plus
(ii) all accrued and unpaid dividends thereon to the date fixed for redemption.

The Depositary Shares are entitled to receive dividends, when, as and if declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of WorldCom Common Stock, at the election of the Company. The Company paid dividends during 1997 in cash, and expects to continue to pay cash dividends on the WorldCom Series A Preferred Stock.

The Depositary Shares are entitled to vote on the basis of 0.10 of a vote for each Depositary Share held (equivalent to 10 votes for each share of WorldCom Series A Preferred Stock). The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the sum of (a) $3,350 per share and (b) all accrued and unpaid dividends thereon to the date of liquidation and (ii) the value of the shares of WorldCom Common Stock into which such Series A Preferred Stock are convertible on the date of liquidation.

The WorldCom Series B Preferred Stock is convertible into shares of WorldCom Common Stock at any time at a conversion rate of 0.0973912 shares of WorldCom Common Stock for each share of WorldCom Series B Preferred Stock (an effective initial conversion price of $10.268 per share of WorldCom Common Stock). Dividends on the WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of WorldCom Common Stock at the Company's election.

The WorldCom Series B Preferred Stock is also redeemable at the option of the Company at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends. The redemption price will be payable in cash or shares of the WorldCom Common Stock at the Company's election.

The WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation. As of March 6, 1998, there were 12,341,799 shares of WorldCom Series B Preferred Stock outstanding held by 946 shareholders of record. There is no established market for the WorldCom Series B Preferred Stock.

ITEM 6.          SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended December 31, 1997. The historical financial data as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 have been derived from the historical financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this document.

                                                                    YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------
                                          1997             1996              1995             1994              1993
                                      ------------     ------------      ------------     ------------      ------------
                                                      (In thousands, except ratios and per share data)
Operating Results:
  Revenues                            $  7,351,354     $  4,485,130      $  3,696,345     $  2,245,663      $  1,474,257
  Operating income (loss)                1,098,606       (1,844,094)          675,144           66,528           238,833
  Income (loss) before
   extraordinary item                      383,652       (2,188,944)          266,271         (124,013)          124,321
  Extraordinary item                            --          (24,434)               --               --            (7,949)

  Net income (loss)                        383,652       (2,213,378)          266,271         (124,013)          116,372
  Preferred dividend
    requirement                             26,433              860            33,191           27,766            11,683

Earnings (loss) per common share:
  Income (loss)
  before extraordinary item --
    Basic                                     0.40            (5.50)             0.67            (0.48)             0.42
    Diluted                                   0.40            (5.50)             0.64            (0.48)             0.41

 Net income (loss)--
    Basic                                     0.40            (5.56)             0.67            (0.48)             0.39
    Diluted                                   0.40            (5.56)             0.64            (0.48)             0.38
Weighted average shares --
    Basic                                  898,889          397,890           346,666          315,610           265,972
    Diluted                                959,816          397,890           402,577          315,610           275,854
Financial position:
  Total assets                        $ 22,389,553     $ 19,963,197      $  6,656,629     $  3,441,474      $  3,236,718
  Long-term debt                         6,527,207        4,803,581         3,391,598          794,001           730,023
  Shareholders' investment              13,509,865       12,959,976         2,187,681        1,827,410         1,911,800

                                                                     YEARS ENDED DECEMBER 31,
                                            1997             1996              1995             1994              1993
                                        ------------     ------------      ------------     ------------      ------------
                                                       (In thousands, except ratios and per share data)
Ratio of earnings to combined
  fixed charges and preferred
  stock dividends                             2.49:1              N/A            2.31:1           0.10:1            4.14:1

Deficiency of earnings to combined
  fixed charges and preferred
  stock dividends                       $         --     $ (2,067,851)     $         --     $    (80,363)     $         --


NOTES TO SELECTED FINANCIAL DATA:

(1) Results for 1996 include a $2.14 billion charge for in-process research and development related to the MFS Merger. The charge is based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the MFS Merger. The expense includes $1.6 billion associated with UUNET and $0.54 billion related to MFS.

         Additionally, 1996 results include other after-tax charges of $121.0 million for employee severance, employee compensation charges, alignment charges, and costs to exit unfavorable telecommunications contracts and $343.5 million after-tax write-down of operating assets within the Company's non-core businesses. On a pre-tax basis, these charges totaled $600.1 million.

(2) In 1995, Metromedia converted its Series 1 Preferred Stock into WorldCom Common Stock, exercised warrants to acquire WorldCom Common Stock and immediately sold its position of 61.7 million shares of WorldCom Common Stock in a public offering. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount included an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

(3) As a result of the IDB Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate personnel, physical facilities and service capacity, to abandon certain products and marketing activities, and to take further advantage of the synergies available to the combined entities. Also, during the fourth quarter of 1993, plans were approved to reduce IDB's cost structure and to improve productivity. Accordingly, in 1994 and 1993, the Company charged to operations the estimated costs of such reorganization and restructuring activities, including employee severance, physical facility abandonment and duplicate service capacity. These costs totaled $43.7 million in 1994 and $5.9 million in 1993.

         Also, during 1994, the Company incurred direct merger costs of $15.0 million, related to the IDB Merger. These costs include professional fees, proxy solicitation costs, travel and related expenses and certain other direct costs attributable to the IDB Merger.

(4) In connection with certain debt refinancing, the Company recognized in 1996 and 1993 extraordinary items of approximately $4.2 million and $7.9 million, respectively, net of taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees. Additionally, in 1996 the Company recorded an extraordinary item of $20.2 million, net of taxes, related to a write-off of deferred international costs. See Note 1 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulation risks including the impact of the Telecom Act, contingent liabilities, and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1997. This information should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

GENERAL

The Company is one of the largest long distance telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. The Company's operations have grown significantly in each year of its operations as a result of internal growth, the selective acquisition of smaller long distance companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares, and international expansion.

On January 31, 1998, WorldCom, through a wholly owned subsidiary, merged with CompuServe. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger is being accounted for as a purchase; accordingly, operating results for CompuServe will be included from the date of acquisition.

On January 31, 1998, WorldCom also acquired ANS from AOL, and has entered into five year contracts with AOL under which WorldCom and its subsidiaries will provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services Division and received a $175 million cash payment from WorldCom. WorldCom retained the CompuServe Network Services ("CNS") division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan, and also designs, develops and operates high performance wide-area networks for business, research, education and governmental organizations.

In connection with the CompuServe Merger and the AOL Transaction, a valuation analysis was performed of CNS and ANS technologies including the companies' virtual private data networks, application hosting products, security systems, next generation network architectures, and certain other identified research and development projects purchased in the CompuServe Merger and AOL Transaction. The result of the valuation is the assignment of $429 million of intangible assets to in-process research and development which will be expensed in the first quarter of 1998.

On January 29, 1998, WorldCom through a wholly owned subsidiary, merged with BFP. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier ("CLEC"), in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide IXCs, ISPs, wireless carriers and business, government and institutional end users with an alternative to the ILECs for a broad array of high quality voice, data, video transport and other telecommunications services.

On November 9, 1997, WorldCom entered into an Agreement and Plan of Merger (the "MCI/WorldCom Merger Agreement") with MCI Communications Corporation ("MCI") and a wholly owned acquisition subsidiary of WorldCom ("MCI Merger Sub"), providing for the merger (the "MCI/WorldCom Merger") of MCI with and into MCI Merger Sub, with MCI Merger Sub surviving as a wholly owned subsidiary of WorldCom. Subject to the terms and conditions of the MCI/WorldCom Merger Agreement, each share of MCI Common Stock outstanding immediately prior to the effective time of the MCI/WorldCom Merger (the "MCI/WorldCom Effective Time") will be converted into the right to receive that number of shares of WorldCom Common Stock equal to the MCI Exchange Ratio (as defined below), and each share of MCI Class A common stock, par value $.10 per share ("MCI Class A Common Stock" and, together with the MCI Common Stock, the "MCI Capital Stock"), outstanding immediately prior to the MCI/WorldCom Effective Time will be converted into the right to receive $51.00 in cash, without interest thereon. The "MCI Exchange Ratio" means the quotient (rounded to the nearest 1/10,000) determined by dividing $51.00 by the average of the high and low sales prices of WorldCom Common Stock (the "MCI/WorldCom Average Price") as reported on The Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the MCI/WorldCom Effective Time; provided, however, that the MCI Exchange Ratio will not be less than 1.2439 or greater than 1.7586. Cash will be paid in lieu of the issuance of any fractional share of WorldCom Common Stock in the MCI/WorldCom Merger.

Based on the number of shares of MCI Common Stock outstanding as of January 20, 1998 and assumed MCI Exchange Ratios of 1.2439 and 1.7586, approximately 710,554,160 shares and 1,004,566,722 shares, respectively, of WorldCom Common Stock would be issued in the MCI/WorldCom Merger. In addition, as of December 31, 1997, outstanding options to purchase shares of MCI Common Stock would be converted in the MCI/WorldCom Merger to options to acquire an aggregate of approximately 86,491,688 shares and 122,280,154 shares, respectively, of WorldCom Common Stock, and the exercise price would be adjusted to reflect the MCI Exchange Ratio, so that, on exercise, the holders would receive, in the aggregate, the same number of shares of WorldCom Common Stock as they would have received had they exercised prior to the MCI/WorldCom Merger, at the same exercise price.

The MCI/WorldCom Merger was approved by the MCI stockholders and the WorldCom shareholders at separate meetings held on March 11, 1998. The MCI/WorldCom Merger is also subject to approvals from the FCC, the DOJ and various state government bodies. In addition, the MCI/WorldCom Merger is subject to approval by the European Commission. WorldCom anticipates that the MCI/WorldCom Merger will close in mid-year 1998.

Termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions will require MCI to pay WorldCom $750 million as a termination fee and to reimburse WorldCom the $450 million alternative transaction fee and certain related expenses paid by WorldCom to BT. Further, termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions, will require WorldCom to pay MCI $1.635 billion as a termination fee.

Pursuant to an agreement (the "BT Agreement") among MCI, WorldCom and BT, the prior merger agreement between BT and MCI (the "BT/MCI Merger Agreement") was terminated, and WorldCom agreed to pay BT an alternative transaction fee of $450 million and expenses of $15 million payable to BT in accordance with the BT/MCI Merger Agreement. These fees were paid on November 12, 1997. WorldCom also agreed to pay to BT an additional payment of $250 million in the event that WorldCom is required to make the $1.635 billion payment to MCI in accordance with the MCI/WorldCom Merger Agreement. In addition, pursuant to the BT Agreement, BT voted (or caused to be voted) its shares of MCI Class A Common Stock in favor of the MCI/WorldCom Merger Agreement and the approval of the other transactions contemplated by the MCI/WorldCom Merger Agreement.

WorldCom is in the process of developing its plan to integrate the operations of MCI which may include certain exit costs. As a result of this plan, a charge, which may be material but which cannot now be quantified, is expected to be recognized in the period in which such a restructuring occurs. WorldCom has also undertaken a study to determine the allocation of the total purchase price to the various assets to be acquired, including in-process research and development, and the liabilities assumed. To the extent that a portion of the purchase price is allocated to in-process research and development projects of MCI, a charge, which may be material, would be recognized in the period in which the MCI/WorldCom Merger occurs.

On December 31, 1996, WorldCom, through a wholly owned subsidiary, merged with MFS. Through this purchase, the Company acquired local network access facilities via digital fiber optic cable networks installed in and around major United States cities, and in several major European cities. The Company also acquired a network platform, which consists of Company-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

On August 12, 1996, MFS completed the UUNET Acquisition. UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and consulting services to businesses, professionals and online services providers.

On January 5, 1995, the Company completed the WilTel Acquisition for approximately $2.5 billion in cash. Through this purchase, the Company acquired a nationwide common carrier network of approximately 11,000 miles of fiber optic cable and digital microwave facilities.

The Company's strategy is to become a fully integrated communications company that would be well positioned to take advantage of growth opportunities in global telecommunications. Consistent with this strategy, the Company believes that transactions such as the CompuServe Merger, the AOL Transaction, the BFP Merger and, if consummated, the MCI/WorldCom Merger enhance the combined entity's opportunities for future growth, create a stronger competitor in the changing telecommunications industry, allow provision of end-to-end bundled service over global networks, and provide the opportunity for significant cost savings and operating efficiencies for the combined organization.

The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges and the most significant portion of the Company's line costs is access charges, which are highly regulated. The FCC revised its rules regarding access charges in a manner that will, over time, revamp the access rate element structure and, over the near term, reduce the overall access revenues collected by the incumbent local exchange carriers ("ILECs"). The FCC's rate element restructuring is intended to align costs with the manner in which they are incurred by the ILECs. As a result, the usage based system has been replaced with a system composed of a combination of flat rate charges and usage based charges. The FCC has also implemented subsidy systems for local telephone services and services to schools, libraries, and hospitals. The subsidy systems will result in additional charges being placed on all telecommunications providers, which charges may be directly recovered from the end users. In addition, various state regulatory agencies are considering adoption of subsidy systems that could cause rate adjustments to the access services obtained by the Company and to retail rates. The Company cannot predict what effect continued regulation and increased competition between LECs and other IXCs will have on future access charges or the Company's business. However, the Company believes that it will be able to continue to reduce transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                                                For the Year Ended December 31,
                                                                               --------------------------------
                                                                                1997         1996         1995
                                                                               ------       ------       ------
Revenues..................................................................      100.0%       100.0%       100.0%

Line costs ...............................................................       51.6         54.8         54.9
Selling, general and administrative ......................................       21.0         18.5         18.3
Depreciation and amortization ............................................       12.5          6.7          8.5
Direct merger costs, restructuring and other charges .....................         --         13.4           --
Charge for in-process research and development ...........................         --         47.7           --
                                                                               ------       ------       ------
Operating income (loss): .................................................       14.9        (41.1)        18.3
Other income (expense):
    Interest expense .....................................................       (4.3)        (4.9)        (6.7)
    Miscellaneous ........................................................        0.3          0.1          0.3
                                                                               ------       ------       ------
Income (loss) before income taxes and extraordinary item .................       10.9        (45.9)        11.9
Provision for income taxes ...............................................        5.6          2.9          4.6
                                                                               ------       ------       ------
Net income (loss) before extraordinary item ..............................        5.3        (48.8)         7.3
Extraordinary item .......................................................         --          0.6           --
                                                                               ------       ------       ------
Net income (loss) ........................................................        5.3        (49.4)         7.3
Preferred dividend requirement ...........................................        0.4           --          1.0
                                                                               ------       ------       ------
Net income (loss) applicable to common shareholders ......................        4.9%       (49.4)%        6.3%
                                                                               ======       ======       ======

YEAR ENDED DECEMBER 31, 1997 VS.
  YEAR ENDED DECEMBER 31, 1996

Revenues for 1997 increased 64% to $7.35 billion on 37.60 billion revenue minutes as compared to $4.49 billion on 24.51 billion revenue minutes for 1996. The increase in total revenues and minutes is primarily attributable to the MFS Merger and internal growth of the Company, as outlined in the next paragraph.

On a pro forma basis, as though the MFS Merger and the UUNET Acquisition occurred at the beginning of 1996, revenues and traffic for 1997 increased 30% and 35%, respectively, compared with pro forma revenues of $5.64 billion on
27.80 billion revenue minutes for 1996. The pro forma increase reflects the internal growth of the Company in all core communications services. In spite of the continuing impact of competitive pricing and access charge pass throughs, the Company posted strong gains across all product lines due to increased usage and greater demand for high speed data and Internet related growth.

The following table highlights the source of WorldCom's internal growth by major line of business. The pro forma and actual revenue increases for 1997 and 1996 reflect the following increases by category (dollars in millions):

                              TWELVE MONTHS ENDED DECEMBER 31,
                             ----------------------------------
                              Actual      Pro Forma
   REVENUES                    1997         1996        Change
                             --------     --------     --------
   Domestic switched         $3,992.1     $3,323.3        20%
   Domestic private line      1,575.1      1,167.0        35%
   International                818.5        469.2        74%
   Internet                     566.0        253.2       124%
                             --------     --------
   Core Revenues              6,951.7      5,212.7        33%
                             --------     --------
   Other                        399.7        422.5        (5%)
                             --------     --------
   Total Revenues            $7,351.4     $5,635.2        31%
                             --------     --------

The following discusses the results of operations for the year ended December 31, 1997 as compared to pro forma results for the comparable prior year period. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MFS Merger and the internal growth of the Company.

Domestic switched services revenue increased 20% for the year. This increase was primarily due to strong volume gains in both the retail and wholesale segments. WorldCom's narrowing gap between revenue and volume growth continues to be driven by strong wholesale revenues, international settlement reduction pass throughs, access charge pass throughs, and product mix.

Domestic switched revenues includes both long distance and increasingly local switched revenues. While the Company continues to show significant percentage gains in switched local, it is still a relatively small component of total Company revenues. However, the Company expects that due to its local initiatives, the BFP Merger and, if consummated, the MCI/WorldCom Merger, revenue attributable to local switched services will grow rapidly in 1998 and beyond.

Domestic private line increased by 35% for the year. The strong revenue growth for private line and frame relay continues to be driven by tremendous commercial end user demand for high speed data and by Internet related growth. Domestic private line includes both long distance and local bandwidth sales.
As of December 31, 1997, and including BFP, the Company has 10.7 million voice grade equivalents, and 27,785 connected buildings. Route miles of connected fiber are in excess of 500,000. The BFP Merger and the combination of MCI into WorldCom's operations are expected to enhance WorldCom's local presence.

International revenues -- those revenues originating outside of the U.S. -- were $819 million, for the year, up 74% compared with the corresponding pro forma period for 1996. This strong performance is due to continuing strong traffic growth in the United Kingdom and a growing presence in Continental Europe for both switched services and, increasingly, high speed data services. Significant effort was taken in 1997 to prepare for the opening of national markets in European countries which should provide additional growth and improved margins in 1998.

Internet revenues for the year more than doubled to $566 million. The provisioning constraints experienced in mid-1997 were significantly overcome in the latter part of the third quarter, and the strong demand for both dedicated and dial- up access contributed to the resumption of strong sequential gains in the fourth quarter.

Other revenues for 1997 were $399.7 million. Other revenues include network construction and system sales which each represent non-recurring contract revenue streams that fluctuate from quarter to quarter. Operator services and broadcast operations were sold in the third quarter 1997. The operator services and broadcast operations provided revenues of $109.9 million in 1997 and $175.0 million in 1996.

Line costs as a percentage of revenues for 1997 was 51.6% as compared to 54.8% reported for the same period of the prior year and 55.4% pro forma for 1996. These decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MFS into the Company's operations. Additionally, access charge reductions beginning in July 1997 reduced total line cost expense by approximately $60 million in 1997. While access charge reductions were primarily passed through to the customer, line costs as a percentage of revenues was positively affected by approximately one percentage point.

Selling, general and administrative expenses for 1997 increased to $1.54 billion or 21.0% of revenues as compared to $828.7 million or 18.5% of revenues as reported for 1996. The increase in selling, general and administrative expenses as a percentage of revenues on a reported basis results from the Company's expanding operations, primarily through the MFS Merger. The decrease in selling, general and administrative expenses as a percentage of revenues for 1997, as compared to 24.2% of revenues, respectively, for the same pro forma period of 1996, results from the assimilation of MFS into the Company's strategy of cost control.

Depreciation and amortization expense for 1997 increased to $920.7 million or 12.5% of revenues from $303.3 million or 6.7% of revenues for 1996. This increase reflects increased amortization associated with the MFS Merger and additional depreciation related to capital expenditures.

The effective income tax rate for 1997 was 52% of income before taxes. The 1997 rate of 52% is greater than the expected statutory rate of 35% primarily due to the fact that amortization of the goodwill related to the MFS Merger is not deductible for tax purposes. Excluding the nondeductible amortization of goodwill, the Company's effective income tax rate would have been 39.9%.

For the year ended December 31, 1997, interest expense was $319.7 million or 4.3% of revenues, as compared to $221.8 million or 4.9% of revenues for the year ended December 31, 1996. The increase in interest expense is attributable to higher debt levels as the result of additional debt acquired with the MFS Merger, higher capital expenditures and the 1997 fixed rate debt financings, offset by lower interest rates in effect on the Company's variable rate long-term debt. For the twelve months ended December 31, 1997 and 1996, weighted average annual interest rates on the Company's total long-term debt was 7.3% and 6.2%, respectively, while weighted average annual levels of borrowing were $5.25 billion, and $3.49 billion, respectively.

For the year ended December 31, 1997, net income was $357.2 million, or $0.40 per share compared with $414.9 million, or $1.01 per share, before non-recurring charges for the year ended December 31, 1996. The 1997 results include approximately $425 million of pre-tax tax amortization related to the purchase accounting treatment of various WorldCom acquisitions.

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

The results for 1996 include a $2.14 billion, fourth quarter charge for in-process research and development related to the MFS Merger. The charge is based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the merger.
The efforts to complete these projects will consist of internally-staffed engineering costs and further development and construction of the network. As of December 31, 1996, these costs were estimated to be approximately $1.0 billion and will be incurred over the next five years.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company's total debt was $6.54 billion, an increase of $1.71 billion from December 31, 1996 as a result of the $465 million fee paid to BT in connection with the BT/MCI Merger Agreement and increased capital expenditures primarily related to domestic and international construction costs of $1.3 billion of the total 1997 capital spending of $2.64 billion.

On July 3, 1997, the Company replaced its $3.75 billion revolving credit facility (the "Old Credit Facility") with $5.0 billion in new revolving credit facilities which consist of a $3.75 billion Facility A Revolving Credit Agreement (the "Facility A Loans") and a $1.25 billion Facility B Revolving Credit and Term Loan Agreement (the "Facility B Loans," and together with the Facility A Loans, the "New Credit Facilities"). The Facility A Loans have a five-year term and may be extended for up to two successive one year terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two-thirds of the committed amounts consent. The Facility B Loans have a 364 day term, which may be extended for up to two successive 364 day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two-thirds of the committed amounts consent. Alternatively, effective as of the end of such 364 day term, the Company may elect to convert the Facility B Loans from revolving loans to term loans with a maturity date corresponding with the maturity date then in effect with respect to the Facility A Loans. The New Credit

Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or the Eurodollar Rate, plus applicable margin. The applicable margin for a Eurodollar Rate borrowing varies from 0.3% to 0.75% based upon the better of certain debt ratings or a specified financial test. At December 31, 1997 and 1996, the weighted average interest rates under the Company's credit facilities were 6.1% and 6.3%, respectively. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with certain financial and operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company, investments by the Company, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facility and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The current commitment fee for any unborrowed portion of the Facility A Loans and the Facility B Loans are 0.15% and 0.10%, respectively.

On February 27, 1997, in connection with the MFS Merger and pursuant to a change of control provision, WorldCom offered to repurchase the MFS $924.0 million 8-7/8% Senior Discount Notes due 2006 and the MFS $788.3 million 9-3/8% Senior Discount Notes due 2004 (collectively the "MFS Notes") at 101% of the accreted value. Pursuant to the offer, approximately $14.3 million of the MFS Notes were repurchased.

On April 1, 1997, the Company completed the public offering of $2.0 billion principal amount of debt securities. The net proceeds of the offering ($1.98 billion) were used to pay down commercial bank debt. The public offering included $600 million principal amount of 7.55% Senior Notes due 2004 (the "Notes Due 2004"), $1.1 billion principal amount of 7.75% Senior Notes due 2007 (the "Notes Due 2007") and $300 million principal amount of 7.75% Senior Notes due 2027 (the "Notes Due 2027" and collectively, with the Notes Due 2004 and the Notes Due 2007, the "Notes"). The Notes bear interest payable semiannually on April 1 and October 1 of each year, which payments commenced October 1, 1997, and limit the incurrence of liens. Each holder of the Notes Due 2027 may require the Company to repurchase all or a portion of the Notes Due 2027 owned by such holder on April 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

The Notes Due 2004 and the Notes Due 2007 are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time. The Notes Due 2027 will be redeemable, as a whole or in part, at the option of the Company, at any time and from time to time beginning April 2, 2009. The redemption prices for the three bond series equal the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) discounted at the Treasury Rate (as defined therein) plus 15 basis points for the Notes Due 2004 or plus 20 basis points for the Notes Due 2007 and the Notes Due 2027, plus in the case of each of clause (i) and (ii) accrued interest to the date of redemption.

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

In August of 1997, the Company accepted all MFS Notes validly tendered in its on-going Exchange Offers and Consent Solicitations. The Company received requisite consents from holders of notes of MFS to allow the Company to accept tenders prior to the expiration of the Exchange Offers and Consent Solicitations and thereby effect certain amendments to the respective indentures governing the MFS Notes. As of August 22, 1997, the Company exchanged approximately $680.1 million and $666.7 million of its 9-3/8% Senior Notes due January 15, 2004 and its 8-7/8% Senior Notes due January 15, 2006, respectively, for MFS Notes validly tendered as of the close of business on August 19, 1997.

As of December 31, 1997, the Company had available liquidity of $1.94 billion under its New Credit Facilities and from available cash and marketable securities.

For 1997, the Company's cash flow from operations was $1.32 billion, increasing over 65% from $798.1 million in the comparable period for 1996. The increase in cash flow from operations was primarily attributable to internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of MFS into the Company's operations.

In 1997, the Company's existing receivables purchase agreement generated additional proceeds of $41.8 million, bringing the total amount outstanding to $416.8 million. The Company used these proceeds to reduce outstanding debt under the Company's New Credit Facilities. As of December 31, 1997, the purchaser owned an undivided interest in a $978.7 million pool of receivables which includes the $416.8 million sold.

Cash used in investing activities for the twelve months ended December 31, 1997 totaled $3.28 billion. The sale of marketable securities provided $760.3 million of proceeds which were used to fund a portion of capital expenditures of $2.64 billion and acquisition and related costs of $1.09 billion. Acquisition and related costs primarily includes costs from the MFS Merger as well as a $465 million fee paid to BT in accordance with the BT/MCI Merger Agreement. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. At least $3.3 billion is currently anticipated for transmission, communications equipment, construction and other capital expenditures in 1998 without regard to pending or other possible future acquisitions.

Included in cash flows from financing activities are payments of $26.4 million for preferred dividend requirements. The Company has never paid cash dividends on its Common Stock. The Depositary Shares are entitled to receive dividends, when, as, and if they are declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of WorldCom Common Stock, at the election of the Company. The Company paid the dividends for 1997 in cash and expects to continue to pay dividends in cash on the Depositary Shares. Dividends on the WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of WorldCom Common Stock at the Company's election.

The Depositary Shares are redeemable by the Company any time after May 31, 1998 and prior to the mandatory conversion date of May 31, 1999 into shares of WorldCom Common Stock based on a specified call price. The call price of each WorldCom Series A Preferred Share on redemption ranges from $3,417.00 ($34.17 per Depositary Share) to $3,350.00 ($33.50 per Depositary Share). The Company may elect to exercise its redemption option prior to the mandatory conversion date of May 31, 1999. The Depositary Shares are currently convertible into
3.44274 shares of WorldCom Common Stock for each Depositary Share plus payment of unpaid dividends.

In connection with the BFP Merger, the Company announced on February 27, 1998 that it had commenced an offer (the "Tender Offers") to purchase for cash each of the following series of debt: the 10-7/8% Senior Discount Notes of BFP due 2006, the 11-7/8% Senior Discount Notes of BFP due 2006 and the 10% Senior Notes of BFP due 2007 (collectively, the "BFP Notes"). WorldCom offered to pay each registered holder of the BFP Notes, in the case of the 10-7/8% Senior Discount Notes, 118.586% of their accreted value as of the date of the purchase, in the case of the 11-7/8% Senior Discount Notes, 127.104% of their accreted value as of the date of purchase, and in the case of the 10% Senior Notes, 117.615% of their principal amount, plus accrued interest to the date of purchase. The accreted value per $1,000 principal amount at stated maturity as of the tender purchase date of March 27, 1998, was $733.42 for the 10-7/8% Senior Discount Notes, and $660.57 for the 11-7/8% Senior Discount Notes. The accrued interest of the 10% Senior Notes per $1,000 principal amount at stated maturity to such date was $32.22. Concurrently with the Tender Offers, WorldCom obtained consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes.

On March 27, 1998, the Company accepted all BFP Notes validly tendered. As of the expiration of the offers at 11:59 p.m., New York City time, March 26, 1998, WorldCom had received valid tenders and consents from holders of approximately $424.9 million of principal amount at stated maturity of 10 7/8% Senior Discount Notes due 2006 of BFP (or approximately 99.96% of total outstanding), from holders of $400.0 million of principal amount at stated maturity of 11 7/8% Senior Discount Notes due 2006 of BFP (or 100% of total outstanding), and from holders of approximately $241.0 million of principal amount at stated maturity of 10% Senior Notes due 2007 of BFP (or approximately 96.4% of total outstanding).

The funds required to pay all amounts required under the Tender Offers were obtained by WorldCom from available working capital and lines of credit. Such lines of credit included a new $1.25 billion 364-day revolving credit facility which became effective in February 1998. In connection with the Tender Offers and related refinancings, WorldCom will record an extraordinary accounting item of approximately $200 million in the first quarter of 1998.

In connection with the MCI Merger, WorldCom has agreed to pay BT $51.00 in cash without interest for each of the Class A Shares of MCI Stock it owns, or $6.94 billion in the aggregate. Additionally, WorldCom has paid BT a fee of $465 million to induce BT to terminate the previously signed BT/MCI Merger Agreement and to enter into the BT Agreement. WorldCom expects to fund this commitment through a combination of bank and bond financing. The MCI/WorldCom Merger is expected to close by mid-year 1998, and therefore funding of this commitment is not expected to occur until the second half of 1998. Increases in interest rates on WorldCom's debt would have an adverse effect upon WorldCom's reported net income and cash flow. WorldCom believes that the combined operations of WorldCom, CNS, ANS, BFP and, upon consummation of the MCI/WorldCom Merger, MCI, would generate sufficient cash flow to service WorldCom's debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond WorldCom's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service WorldCom's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

The Company has historically utilized cash flow from operations to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company expects to experience increased capital intensity due to network expansion and merger related expenses as noted above and believes that funding needs in excess of internally generated cash flow and the New Credit Facilities will be met by accessing the debt markets. The Company has filed shelf registration statements on Form S-3 with the SEC for the sale, from time to time, of one or more series of unsecured debt securities having an aggregate value of $6.0 billion. The Company expects to utilize the shelf registrations in connection with the MCI/WorldCom Merger and the $6.94 billion payment to BT during 1998. No assurance can be given that any public financing will be available on terms acceptable to the Company.

The Company believes that the CompuServe Merger and the AOL Transaction will generate sufficient cash flow to adequately fund the capital requirements of these businesses. Additionally, management believes that the BFP Merger will accelerate WorldCom's local city development plans by one to two years. Therefore, the BFP Merger is expected to result in a reduction in WorldCom's previously expected capital spending for local city development. As a result of the CompuServe Merger, the AOL Transaction, the BFP Merger and, if consummated, the MCI/WorldCom Merger, the Company believes that the operating and capital synergies from the integration of these acquisitions into WorldCom's operations will further enhance the cash flow contribution for the Company.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including $1.94 billion under its New Credit Facilities, and funds anticipated to be received from debt to be issued under the shelf registration statements will be more than adequate to meet the Company's capital needs for the remainder of 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS AND YEAR 2000 ISSUES

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. WorldCom intends to comply with the provisions of this standard in 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. WorldCom intends to comply with the provisions of this standard in 1998.

The Company is aware of the complexity and the significance of the "Year 2000" issue. The Company has created a project team comprised of internal resources to help identify products and systems where the Year 2000 problem may exist, and to renovate, replace or retire those products or systems. At this time, the Company believes that the cost of addressing Year 2000 issues is not material to its future operating results or financial position. The Company is gathering information concerning the Year 2000 compliance status of its suppliers. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year
2000 compliance, the Company's business or operations could be adversely affected.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates on long-term debt obligations that impact the fair value of these obligations.

At December 31, 1997, marketable equity securities of the Company were recorded at a fair value of $113.2 million. The fair value of marketable equity securities is based on quoted market prices. The marketable equity securities held by the Company have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10 percent adverse change in quoted market prices, and would amount to a decrease in the recorded value of marketable equity securities of approximately $11.3 million.

The table below provides information about the Company's risk exposure associated with changing interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. The Company has no cash flow exposure due to general interest rate changes for its fixed long-term debt obligations. All items described are non-trading.


                                                                  EXPECTED MATURITY
                         ----------------------------------------------------------------------------------------
                                                                                                                      Fair Value
                           1998       1999       2000       2001         2002         Thereafter        Total          12/31/97
                         --------   --------   --------   --------   ------------    ------------    ------------    ------------
                                                            (In thousands of dollars)
Long-term debt:
  Fixed rate             $ 10,605   $ 12,386   $  5,204   $  4,966   $      6,251    $  3,365,150    $  3,404,562    $  3,625,686
  Average interest rate       8.0%       7.5%      11.7%      10.0%          10.0%            8.3%            8.3%
  Variable rate                --         --         --         --   $  3,133,250              --    $  3,133,250    $  3,133,250
  Average interest rate        --         --         --         --            6.1%             --             6.1%


Although the Company conducts business in foreign countries, the international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of December 31, 1997. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended December 31, 1997. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as follows:

                                                                     Page
                                                                     ----
Report of independent public accountants                             F-2

Consolidated financial statements-

  Consolidated balance sheets - December 31, 1997 and 1996           F-3

  Consolidated statements of operations for the three                F-4
    years ended December 31, 1997

  Consolidated statements of shareholders' investment
    for the three years ended December 31, 1997                      F-5

  Consolidated statements of cash flows for the
    three years ended December 31, 1997                              F-6

Notes to consolidated financial statements                           F-7

Financial statement schedule                                         F-26

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

         JAMES C. ALLEN, 51, has been a director of the Company since March 1998. Mr. Allen is the former Vice Chairman and Chief Executive Officer and a former director of BFP, where he served in such capacities from 1993 until February 1998. Mr. Allen served as President and Chief Operating Officer of Brooks Telecommunications Corporation, a founder of BFP, from April 1993 until it was merged with BFP in January 1996. Prior thereto, he was Chief Operating Officer and Chief Financial Officer of David Lipscomb University. Mr. Allen was appointed to the WorldCom Board of Directors pursuant to the expectation expressed by WorldCom during the negotiation and approval of the BFP Merger Agreement that the WorldCom Board would consider the nomination of an individual designated by the BFP Board of Directors following the effective time of the BFP Merger. Mr. Allen serves as a director of Metronet Communications Corp., and Verio, Inc.

         CARL J. AYCOCK, 48, has been a director of the Company since 1983.
Mr. Aycock served as Secretary of the Company from 1987 to 1995 and was the Secretary and Chief Financial Officer of Master Corporation, a motel management and ownership company, from 1989 until 1992. Subsequent to 1992, Mr. Aycock has been self employed as a financial administrator.

         MAX E. BOBBITT, 53, has been a director of the Company since 1992. Mr. Bobbitt was a director of Advanced Telecommunications Corporation ("ATC") until its merger with the Company in December 1992 (the "ATC Merger"). Mr. Bobbitt is currently President and Chief Executive Officer of Metromedia Asia Corporation, a telecommunications company. From 1996 until February 1997, Mr. Bobbitt was President and Chief Executive Officer of Asian American Telecommunications Corporation. Prior to 1996, Mr. Bobbitt held various positions including President and Chief Operating Officer and director of ALLTEL Corporation, a telecommunications company, from 1970 until January 1995.

         STEPHEN M. CASE, 39, has been a director of the Company since March 1998. Mr. Case, a co-founder of AOL, has been Chairman of the Board of Directors of AOL since October 1995, Chief Executive Officer of AOL since April 1993 and a director of AOL since September 1992. Mr. Case served as President of AOL from July 1996 until February 1998 and from January 1991 to February 1996. Previously, he served as Executive Vice President of AOL from September 1987 to January 1991 and Vice President, Marketing, from 1985 to September 1987. Mr. Case was appointed to the WorldCom Board of Directors pursuant to the AOL Agreement, which provided that, if so requested a specified time before the closing of the AOL Transaction, WorldCom would appoint Mr. Case to the WorldCom Board. Mr. Case made such request.

         BERNARD J. EBBERS, 56, has been President and Chief Executive Officer of the Company since April 1985. Mr. Ebbers has served as a director of the Company since 1983.

         FRANCESCO GALESI, 67, has been a director of the Company since 1992. Mr. Galesi was a director of ATC until the ATC Merger. Mr. Galesi is the Chairman and Chief Executive Officer of the Galesi Group, which includes companies engaged in distribution, manufacturing, real estate and telecommunications. Mr. Galesi serves as a director of Amnex, Inc., and Walden Residential Properties, Inc.

         STILES A. KELLETT, JR., 54, has served as a director of the Company since 1981. Mr. Kellett has been Chairman of Kellett Investment Corp. since 1995. From 1978 to 1995, Mr. Kellett served as Chairman of the Board of Directors of Convalescent Services, Inc., a long-term health care company in Atlanta, Georgia. Mr. Kellett serves as a director of Frederica Bank & Trust Company, St. Simons Island, Georgia, and Mariner Health Group, Inc., New London, Connecticut.

         JOHN A. PORTER, 54, has been a director of the Company since 1988.
Mr. Porter served as Vice Chairman of the Board of the Company from September 1993 until the MFS Merger and served as Chairman of the Board of Directors of the Company from 1988 until September 1993. From May 1995 to the present, Mr. Porter has served as Chairman of the Board of Directors and Chief Executive Officer of Industrial Electric Manufacturing, Inc., a manufacturer of electrical power distribution products. Mr. Porter also serves as Chairman of Phillips & Brooks/Gladwin, Inc., a manufacturer of pay telephone enclosures and equipment. Mr. Porter was previously President and sole shareholder of P.M. Restaurant Group, Inc. which filed for protection under Chapter 11 of the United States Bankruptcy Code in March 1995. Subsequent to March 1995, Mr. Porter sold all of his shares in P.M. Restaurant Group, Inc. He is also a director of Uniroyal Technology Corporation, and XL Connect, Inc.

         JOHN W. SIDGMORE, 46, serves as Vice Chairman of the Board and Chief Operations Officer of the Company. Mr. Sidgmore has been a director of the Company since the MFS Merger and has served as a director of MFS since August 1996. Mr. Sidgmore was President and Chief Operating Officer of MFS from August 1996 until the MFS Merger and has been Chief Executive Officer and a director of UUNET from June 1994 to the present, and also held the position of President of UUNET from June 1994 to August 1996 and from January 1997 to September 1997. From 1989 to 1994, he was President and Chief Executive Officer of CSC Intelicom, a telecommunications software company. Mr. Sidgmore is a director of Saville Systems PLC, and Earthlink Network, Inc.

         SCOTT D. SULLIVAN, 36, serves as Chief Financial Officer and Secretary of the Company. From the ATC Merger until December 1994, Mr. Sullivan served as Vice President and Assistant Treasurer of the Company. From 1989 until 1992, Mr. Sullivan served as an executive officer of two long-distance companies, including ATC. From 1983 to 1989, Mr. Sullivan served in various capacities with KPMG Peat Marwick LLP. Mr. Sullivan has served as a director of the Company since March 1996.

         LAWRENCE C. TUCKER, 55, is a general partner of Brown Brothers Harriman & Co. ("Brown Brothers"), which is the general and managing partner of The 1818 Fund, L.P. and The 1818 Fund II, L.P. (collectively, "The 1818 Funds"). He is also a director of The WellCare Management Group, Inc., Riverwood International Corporation and National HealthCare Corporation. Mr. Tucker has served as a director of the Company since May 1995, and previously served as director of the Company from May 28, 1992 until the ATC Merger.

MANAGEMENT OF MCI WORLDCOM FOLLOWING THE MCI/WORLDCOM MERGER. WorldCom has agreed to cause the WorldCom Board of Directors as of the MCI/WorldCom Effective Time to consist of seventeen members, which shall consist of eleven members designated by WorldCom from among directors of WorldCom and six members designated by MCI from among directors of MCI. As of the date hereof, the WorldCom Board of Directors is comprised of eleven members. Additionally on March 11, 1998, MCI and WorldCom announced that the seventeen member board would include the current WorldCom Board members plus the MCI selections of Clifford L. Alexander, Jr., Judith Areen, Gordon S. Macklin, Bert C. Roberts, Timothy F. Price and Gerald H. Taylor. If, prior to the MCI/WorldCom Effective Time, any of the persons named by either WorldCom or MCI to serve on the Board of Directors of the Company following the MCI/WorldCom Merger ("MCI WorldCom") as of the MCI/WorldCom Effective Time declines or is unable to serve as a director, the party that designated such individual may name a replacement to become a director. The directors of WorldCom are elected annually.

WorldCom has agreed to cause Bert C. Roberts, Jr. to be appointed Chairman of MCI WorldCom, and to cause the senior management of MCI WorldCom to be as previously agreed between the parties. Pursuant to the MCI/WorldCom Merger Agreement, Bernard J. Ebbers will be the President and Chief Executive Officer of MCI WorldCom. In addition, Gerald H. Taylor, currently Chief Executive Officer of MCI, will become President and Chief Executive Officer of MCI WorldCom International, responsible for all strategy, operations and ventures outside of the U.S.; Timothy F. Price, currently President and Chief Operating Officer of MCI, will become President and Chief Executive Officer of MCI WorldCom's U.S. communications operating subsidiary. The U.S. operating subsidiary will be responsible for the communications business in the United States, including all sales and marketing, customer service, product development, and network operations. John W. Sidgmore, currently Vice Chairman and Chief Operations Officer of WorldCom, will become President and Chief Executive Officer of Internet & Technology, responsible for managing WorldCom's Internet businesses, and information technology (IT) services, including MCI Systemhouse, architecture, design, and planning for the global network; and Scott D. Sullivan will continue to serve as Chief Financial Officer of MCI WorldCom.

Additional information about MCI selected Board members follows:

         CLIFFORD L. ALEXANDER, Jr., age 64, has been President of Alexander & Associates, Inc., management consultants, since 1981. Mr. Alexander is also a director of Dreyfus 3rd Century Fund, Dreyfus General Family of Funds, Mutual of America Life Insurance Company, Dun & Bradstreet Corporation, American Home Products Corporation, Cognizant Corporation and TLC Holdings, Inc.

         JUDITH AREEN, age 53, has been Executive Vice President for Law Center Affairs and Dean of the Law Center, Georgetown University, since 1989. She has been a Professor of Law, Georgetown University, since 1976.

         GORDON S. MACKLIN, age 68, has been Chairman, White River Corporation, an information services company since 1993. Mr. Macklin is also a director of Fund American Enterprises Holdings, Inc.; CCC Information Services Group, Inc.; MedImmune, Inc.; Shoppers Express; Spacehab, Inc.; and director, trustee or managing general partner, as the case may be, of 52 of the investment companies in the Franklin Templeton Group of Funds. Mr. Macklin was formerly chairman, Hambrecht and Quist Group; director, H&Q Healthcare Investors; and President, National Association of Securities Dealers, Inc.

         TIMOTHY F. PRICE, age 44, has been President and Chief Operating Officer of MCI since November 1996. He has been President and Chief Operating Officer of MCIT since July 1995. He was an Executive Vice President and Group President of MCIT, serving as Group President, Communication Services, from December 1994 to July 1995. He was an Executive Vice President of MCIT, serving as President, Business Markets, from June 1993 to December 1994. He was a Senior Vice President of MCIT from November 1990 to June 1993, serving as President, Business Services, from July 1992 to June 1993 and as Senior Vice President, Consumer Markets, from November 1990 to July 1992.

         BERT C. ROBERTS, JR., age 55, has been Chairman of the Board of MCI since June 1992. He was Chief Executive Officer of MCI from December 1991 to November 1996. He was President and Chief Operating Officer of MCI from October 1985 to June 1992 and President of MCI Telecommunications Corporation ("MCIT") from May 1983 to June 1992. Mr. Roberts has been a director of MCI since 1985; a non-executive director of BT from October 1994 to March 1998; and a non-executive director of The News Corporation Limited, a global multi-media company located in Australia, since 1995.

         GERALD H. TAYLOR, age 56, has been Chief Executive Officer of MCI since November 1996. He has been Vice Chairman of MCIT since July 1995. He was President and Chief Operating Officer of MCI from July 1994 to November 1996 and President and Chief Operating Officer of MCIT from April 1994 to July 1995. He was an Executive Vice President and Group Executive of MCIT from September 1993 to April 1994. He was an Executive Vice President of MCIT, serving as President, Consumer Markets, from November 1990 to September 1993. Mr. Taylor has been a director of MCI since September 1994 and was a non-executive director of BT from November 1996 to November 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to Reporting Persons were complied with, except that Messrs. Galesi, Jaros, Porter and Tucker each filed one late report covering one, four, five, and one transactions, respectively.

ITEM 11.                  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of the named executive officers of the Company for the three years ended December 31, 1997. The table also sets forth, for informational purposes, the compensation paid by MFS and/or UUNET during 1996 to Messrs. Crowe and Sidgmore, who became executive officers of the Company upon completion of the MFS Merger.

                                                                            Long Term
                                                                          Compensation
                                                                          -------------
                                                Annual Compensation          Awards
                                              -------------------------   -------------
                                                                            Securities
                                                                            Underlying
                                                                             Options/       All Other
Name and Principal Position          Year     Salary ($)      Bonus($)       SARs (#)    Compensation($)
--------------------------------   --------   -----------  -------------  -------------- ----------------
Bernard J. Ebbers                    1997       935,000   $17,096,250(1)   1,200,000/0         4,500(2)
  President and                      1996       935,000     2,337,500      1,200,000/0         4,500
  Chief Executive Officer            1995       860,000     2,125,000        900,000/0         4,500

James Q. Crowe(4)                    1997       150,769             0              0/0    20,710,685(3)
  Former Chief Executive             1996       496,923     1,000,000              0/0       149,692
  Officer, MFS

John W. Sidgmore (5)                 1997       500,000             0      1,000,000/0       961,750(2)(3)
  Chief Operations Officer           1996       283,577       494,443              -0-     2,182,654

                                                                            Long Term
                                                                          Compensation
                                                                          -------------
                                                Annual Compensation          Awards
                                              -------------------------   -------------
                                                                            Securities
                                                                            Underlying
                                                                             Options/       All Other
Name and Principal Position          Year     Salary ($)      Bonus($)       SARs (#)    Compensation($)
--------------------------------   --------   -----------  ------------   -------------- ----------------
Scott D. Sullivan                    1997       500,000    3,500,000(1)    1,000,000/0       4,500(2)
  Chief Financial Officer            1996       375,000      500,000         100,000/0       4,500
  and Secretary                      1995       294,000      225,000         240,000/0       4,500

-----------

(1) Includes payments received by Mr. Ebbers and Mr. Sullivan of $13.0 million and $3.5 million, respectively, pursuant to the WorldCom Performance Bonus Plan.
(2)      Matching contributions to the Company's 401(k) Plan.
(3) Includes MFS Shareworks Plus Awards paid out on January 9, 1997 in connection with the MFS Merger. The value received from such awards was $20,276,000 for Mr. Crowe and $957,250 for Mr. Sidgmore. The amount for Mr. Crowe also includes $434,685 in compensation received in connection with the employer match portion of Mr. Crowe's shareworks distribution.
(4) Resigned in June 1997. See "Employment Agreements and Termination of Employment Arrangements."
(5) As of December 31, 1997, the total number (and value) of restricted stock holdings of Mr. Sidgmore was 193,533 ($5,854,373). See "Employment Agreements and Termination of Employment Arrangements."

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning stock option grants made in the fiscal year ended December 31, 1997, to the individuals named in the Summary Compensation Table. There were no grants of stock appreciation rights ("SARs") to said individuals during the year.

                                        Individual Grants
---------------------------------------------------------------------------------    Potential Realizable Value at
                     Number of                                                     Assumed Annual Rates of Stock Price
                    Securities   % of Total                                          Appreciation for Option Term(3)
                    Underlying  Options Granted                                    -----------------------------------
                     Options     to Employees       Exercise or        Expiration
      Name        Granted (#)(1)    in FY      Base Price ($/Sh)(2)       Date        5% ($)                   10% ($)
-----------------   ----------   ----------    ------------------       ---------  ----------               ----------
Bernard J. Ebbers    1,200,000          4.1%             26.00          01/23/07   19,621,512               49,724,765
James Q. Crowe              --           --                 --                --           --                       --
John W. Sidgmore     1,000,000          3.4%             26.00          02/11/07   16,351,260               41,437,304
Scott D. Sullivan    1,000,000          3.4%             26.00          02/11/07   16,351,260               41,437,304

-------------------
(1) The options terminate on the earlier of their expiration date or ten years after grant or, generally, immediately on termination for reasons other than retirement, disability, death or without cause; three months after termination of employment on retirement; 12 months after termination for disability, death or without cause; or upon the consummation of a specified change of control transaction. The options may be transferred to certain family members and related entities with the consent of the Compensation and Stock Option Committee.

         The options for Messrs. Ebbers, Sidgmore and Sullivan become exercisable in three equal annual installments beginning January 1, 1998 through January 1, 2000.

(2) The exercise price may be paid in cash or, in the discretion of the Company's Compensation and Stock Option Committee, by shares of Common Stock valued at the closing quoted selling price on the date of exercise, or a combination of cash and Common Stock.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table sets forth information concerning the number and value realized as to options exercised during 1997 and options held at December 31, 1997, by the individuals named in the Summary Compensation Table and the value of those options held at such date. The options exercised were not exercised as SARs and no SARs were held at year end. All options had exercise prices lower than the fair market value of the Common Stock on December 31, 1997 ("in-the-money" options).

                                                                                                        Value of Unexercised
                                                                Number of Securities Underlying        In-The-Money Options at
                                                                Unexercised Options at FY-End (#)           FY-End ($)(2)
                        Shares Acquired         Value           -------------------------------      ----------------------------
          Name          on Exercise (#)    Realized ($)(1)      Exercisable       Unexercisable      Exercisable    Unexercisable
          ----          ---------------    ---------------      -----------       -------------      -----------    -------------
Bernard J. Ebbers                     -                  -        2,875,696           1,200,000       44,326,826        8,350,000
James Q. Crowe                1,810,263         48,202,166                -                   -                -                -
John W. Sidgmore                      -                  -          368,704             666,667        2,299,555        2,833,335
Scott D. Sullivan               373,028          5,581,314          433,333             766,667        3,091,665        4,070,825

--------------------
(1) Based upon the difference between the closing price on the date of exercise and the option exercise price.
(2) Based upon a price of $30.25 per share, which was the closing price of Common Stock on December 31, 1997.

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

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS. Pursuant to the employment agreement of Mr. Sidgmore with UUNET, approximately 420,000 restricted shares of Common Stock vested as a result of the MFS Merger. Pursuant to the terms of Mr. Sidgmore's employment agreement with UUNET, Mr. Sidgmore's initial base salary was $220,000 per year, plus a bonus targeted at $130,000 per year. Mr. Sidgmore received a bonus of $400,000 for 1996 under his employment agreement. If Mr. Sidgmore's employment is terminated without cause, he will receive severance payments totaling $300,000. Under the employment agreement, Mr. Sidgmore also received options to purchase at $0.04 per share 4,644,635 shares of WorldCom Common Stock (which options were exercised and 193,533 of the shares issued remain subject to a right of repurchase, which right lapses as to 13,823 shares each month). In the event of a change in control of WorldCom or an involuntary termination other than for cause of Mr. Sidgmore's employment, WorldCom's right of repurchase lapses with respect to 50 percent of any of the shares subject to a right of repurchase at the time and such right also lapses over time. If as a result of such acceleration, Mr. Sidgmore would incur an excise tax pursuant to Section 4999 of the Internal Revenue Code or corresponding provision of applicable state law, the Company is required to pay him when due to the applicable tax authority an amount sufficient to pay the excise tax and any federal, state and local taxes payment with respect thereto.

Effective June 26, 1997, Mr. Crowe resigned as director, Chairman of the Board and employee of WorldCom. Pursuant to an employment arrangement, as subsequently modified, among other things, Mr. Crowe did not have any direct operating responsibility but continued to serve as a director and Chairman of the Board of the Company for a specified term in 1997, in connection with which he received a base salary of $120,000 per year for certain services. Additionally, pursuant to such agreement, Mr. Crowe's options to purchase an aggregate of 872,562 shares of WorldCom Common Stock at an exercise price of $2.869 per share became fully exercisable and all shares granted under the WorldCom/MFS Employee Stock Bonus Plan and the WorldCom/MFS 1995 Deferred Stock Purchase Plan vested immediately.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. From January 1, 1997 until June 27, 1997 the Company's Compensation and Stock Option Committee was composed of Stiles A. Kellett, Jr. (Chairman), Walter Scott, Jr., Lawrence
C. Tucker and Michael B. Yanney. From June 28, 1997 until July 30, 1997 the Company's Compensation and Stock Option Committee was comprised of Stiles A. Kellett, Jr. (Chairman), Lawrence C. Tucker and Michael B. Yanney. Subsequent to July 30, 1997, the Company's Compensation and Stock Option Committee was composed of Stiles A. Kellett, Jr. (Chairman), Max E. Bobbitt, and Lawrence C. Tucker.

COMPENSATION OF EXECUTIVE OFFICERS AFTER THE MCI/WORLDCOM MERGER. WorldCom relies on the Compensation and Stock Option Committee of the WorldCom Board (the "Compensation Committee") to recommend the form and amount of compensation of its executive officers. It is anticipated that, when the Compensation Committee meets to determine such compensation after the closing of the MCI/WorldCom Merger, the Compensation Committee will evaluate its policies designed to attract, motivate, reward and retain executives with the skills, experience and talents required to promote the short-term and long-term performance and growth of MCI/WorldCom. Historically, WorldCom's executive compensation has had three elements: base salary, annual incentive compensation and long-term incentive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF VOTING SECURITIES. As of March 6, 1998, the following persons, individually or as a group, were known to the Company to be deemed to be the beneficial owners of more than five percent of the issued and outstanding Common Stock, each of which persons has sole voting and investment power over such Common Stock, except as set forth in the footnotes hereto:

                                       Amount and
Name and Address of                    Nature of Existing            Percent
Beneficial Owner                       Beneficial Ownership (1)      Of Class(1)
-------------------                    ------------------------      -----------
FMR Corp.                              73,298,304(2)                    7.1%
  82 Devonshire Street
  Boston, Massachusetts 02109

--------------------
(1) Based upon 1,026,645,863 shares of WorldCom Common Stock issued and outstanding plus, as to the holder thereof only, exercise or conversion of all derivative securities that are exercisable or convertible currently or within 60 days after March 6, 1998.

(2) Based upon shares owned as of December 31, 1997, as provided by FMR Corp., including 64,238,970 shares beneficially owned by Fidelity Management & Research Company ("Fidelity"), as the result of serving as investment adviser to various investment companies registered under
       Section 8 of the Investment Company Act of 1940 and serving as investment adviser to certain other funds which are generally offered to limited groups of investors; 8,026,134 shares beneficially owned by

       Fidelity Management Trust Company, as a result of its serving as investment manager of the institutional accounts; and 1,033,200 shares beneficially owned by Fidelity International Limited, as a result of its serving as investment adviser to various non-United States investment companies.

       The number of shares beneficially owned by Fidelity includes 5,151,716 shares issuable upon conversion of the WorldCom Series A Preferred Stock. The number of shares beneficially owned by Fidelity Management Trust Company includes 237,589 shares issuable upon conversion of WorldCom Series A Preferred Stock. FMR Corp. has sole voting power with respect to 7,145,497 shares and sole dispositive power with respect to 73,298,304 shares. Fidelity International Limited has sole voting and dispositive power with respect to all the shares it beneficially owns.

SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth the beneficial ownership of Common Stock, as of March 6, 1998, by each director, each MCI designee, the named executive officers and by all persons, as a group, who are currently directors and executive officers of WorldCom. No person listed on the following table is the beneficial owner of any shares of WorldCom Series A Preferred Stock. Each director or executive officer has sole voting and investment power over the shares listed opposite his name except as set forth in the footnotes hereto.

                                      Number of Shares       Percent
Name of Beneficial Owner           Beneficially Owned(1)   of Class(1)
------------------------           ---------------------   ----------
Clifford Alexander, Jr                         0               *
James C. Allen                           481,929(2)            *
Judith Areen                                   0               *
Carl J. Aycock                           706,734(3)            *
Max E. Bobbitt                           256,292(4)            *
Stephen M. Case                                0               *
Bernard J. Ebbers                     16,920,539(5)           1.6%
Francesco Galesi                       3,021,908(6)            *
Stiles A. Kellett, Jr                  4,036,816(7)            *
Gordon S. Macklin                              0               *
John A. Porter                         4,433,924(8)            *
Bert C. Roberts, Jr                            0               *
John W. Sidgmore                       3,468,586(9)            *

                                      Number of Shares       Percent
Name of Beneficial Owner           Beneficially Owned(1)   of Class(1)
------------------------           ---------------------   ----------
Scott D. Sullivan                        436,904(10)           *
Gerald H. Taylor                               0               *
Lawrence C. Tucker                     3,170,096(11)           *
All Directors and Current Executive
Officers as a Group (11 persons)      36,933,782(12)          3.6%

---------------
*      Less than one percent.

(1) Based upon 1,026,645,863 shares of WorldCom Common Stock issued and outstanding plus, as to the holder thereof only, exercise or conversion of all derivative securities that are exercisable or convertible currently or within 60 days after March 6, 1998.
(2) Includes 684 shares owned by Mr. Allen's spouse, as to which beneficial ownership is disclaimed; and 37,000 shares held in a revocable trust as to which Mr. Allen is a co-trustee.
(3) Includes 5,576 shares owned by Mr. Aycock's spouse; 73,048 shares purchasable upon exercise of options; and 2,208 shares held as custodian for children.
(4) Includes 38,512 shares purchasable upon exercise of options; and 108,890 shares as to which Mr. Bobbitt shares voting and investment power with his spouse.
(5) Includes 36,432 shares held as custodian for children; 2,875,696 shares purchasable upon exercise of options; and 855,448 shares owned by Linda Ebbers, as to which Mr. Ebbers has voting power.
(6) Consists of 2,983,396 shares owned by Rotterdam Ventures, Inc., of which Mr. Galesi is sole shareholder; and 38,512 shares purchasable upon exercise of options.
(7) Includes 16,000 shares owned by Mr. Kellett's spouse; and 900,000 shares owned by a family partnership; 30,500 shares owned by a partnership as to which Mr. Kellett is a general partner; 80,816 shares purchasable upon exercise of options; and 9,500 shares purchasable upon exercise of options held by Mr. Kellett's spouse.
(8) Includes 165,560 shares held as custodian or trustee for minor children; 73,048 shares purchasable upon exercise of options; 85,812 shares held in trust for son of majority age, as to which beneficial ownership is also disclaimed; 6,049 shares held in a trust of which Mr. Porter is trustee with sole voting and dispositive power; and 6,500 shares held in trust for employees of Mr. Porter.
(9) Includes 368,704 shares purchasable upon exercise of options; and 11,120 shares held in a trust of which Mr. Sidgmore is sole trustee with sole voting and dispositive power.
(10)   Includes 433,333 shares purchasable upon exercise of options.
(11) A total of 3,131,828 of these shares are beneficially owned by The 1818 Funds. Mr. Tucker is the general and managing partner of The 1818 Funds and Mr. Tucker, as a general partner of Brown Brothers Harriman & Co., shares voting and investment power with respect to such securities.
       Also includes 38,268 shares purchasable upon exercise of options.
(12)   Includes 4,029,437 shares purchasable upon exercise of options.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 1996, R. Douglas Bradbury held 52,500 MFS Shareworks Plus Awards. This award, totaling $6.4 million, was paid out in January 1997 in connection with the MFS Merger. Additionally, in accordance with the WorldCom/MFS 1992 Stock Option Plan, upon the termination of Mr. Bradbury as Chief Financial Officer of MFS on February 28, 1997, all of Mr. Bradbury's options to purchase an aggregate of 749,725 shares of WorldCom Common Stock at an exercise price of $2.869 per share were immediately vested. Mr. Bradbury subsequently exercised all such options and sold the underlying shares of WorldCom Common Stock.

The AOL Agreement provided that, if so requested at least five business days before the closing of the AOL Transaction, WorldCom would cause Stephen M. Case, Chairman of the Board, Chief Executive Officer and President of AOL, to be appointed to the WorldCom Board. Mr. Case made such request.

AOL and WorldCom and/or certain of its subsidiaries are currently parties to certain agreements regarding the provision of dial-up and leased line access to AOL. Upon closing of the AOL Transaction, WorldCom, AOL and ANS entered into a Master Agreement for Data Communications which has an initial term expiring December 31, 2002, subject to extension by AOL in certain circumstances. The agreement provides that ANS will (i) continue to maintain and operate portions of AOL's dial-up member access network; (ii) install, activate, maintain and operate additional modems for AOL's dial-up network in the United States and

Canada; and (iii) provide AOL with Internet access. AOL committed to purchase from ANS specified percentages of its incremental modem requirements each year, subject to ANS fulfilling certain obligations. The fees for the foregoing services are based on several factors, including certain fixed base prices, the prices offered by ANS to its non- affiliated customers, prices paid by AOL to, or offered to AOL by, other significant suppliers of modems and modem services, and, if AOL provides such services to itself, AOL's cost. The fees are subject to adjustment twice per year and include certain agreed-upon discounts. AOL, UUNET and the surviving corporation of the CompuServe Merger also entered into a Network Services Agreement, which has an initial term expiring December 31, 2002, subject to extension by AOL in certain circumstances. Under this agreement, such surviving corporation provides AOL with capacity on the CompuServe network, and AOL committed to use the network for specified portions of its requirements. The fees to be paid by AOL are based on several factors, including certain fixed base prices, the prices offered to AOL by other significant suppliers of network capacity, and such surviving corporation's actual cost to provide the network capacity. Expenditures by AOL under all of such agreements during the twelve month period commencing as of the closing of the AOL Transaction is anticipated to exceed $400 million. Actual results may vary materially from such expectation. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1. Business --Risk Factors."

The AOL Agreement included customary representations and warranties, and provisions for each of AOL and WorldCom to indemnify the other for certain losses and expenses, subject to specified time limits and minimum amounts. AOL and ANS also entered into a Noncompetition and Nonsolicitation Agreement under which (i) AOL agreed to certain limitations on its business activities in the network services business, (ii) WorldCom agreed that CompuServe will be subject to certain limitations in the online services business, and (iii) each of the parties agreed to certain restrictions on its rights to solicit or otherwise deal with customers, suppliers, employees, independent contractors, agents or representatives of the other.

In connection with the negotiation and approval of the BFP Merger Agreement, Mr. Ebbers indicated his expectation that the WorldCom Board would consider the nomination of an individual designated by the BFP Board of Directors (who was expected to be Mr. James C. Allen) for election as a director of WorldCom following the effective time of the BFP Merger. The BFP Merger resulted in the vesting of Mr. Allen's 66,667 shares of BFP stock options exercisable at $12.50 per share. All of Mr. Allen's BFP common stock were converted into WorldCom Common Stock in the BFP Merger. As of November 30, 1997, Mr. Allen beneficially owned 319,885 shares of BFP common stock. Pursuant to a Change in Control Agreement entered into as of April 8, 1997 between BFP and Mr. Allen, Mr. Allen received a $2,075,158 payment (including a gross-up payment in respect of excise tax imposed by Section 4999 and of the Code and related interest and penalties), upon his termination as Vice Chairman and Chief Executive Officer of BFP in February 1998. Mr. Allen is also entitled to continuation of medical insurance benefits for a three year period, and is subject to certain non-competition and non-solicitation provisions.

On August 19, 1997, in connection with the acquisition by the Company of the outstanding shares of McCourt Fiber Network, Inc., which was the holder of the shares of Metropolitan Fiber Systems - McCourt, Inc. not already owned by the Company, the Company issued to shareholders of McCourt Fiber Network, Inc. 846,154 shares of WorldCom Common Stock which total included 812,308 shares issued to David C. McCourt, then a member of the WorldCom Board of Directors.

INTERESTS OF CERTAIN PERSONS IN THE MCI/WORLDCOM MERGER

A number of executive officers of MCI, including some of the officers who are also directors, have certain interests in the MCI/WorldCom Merger that are different from, or in addition to, the interests of the stockholders of MCI generally. With respect to Messrs. Roberts, Price and Taylor, executives who serve as directors of MCI and who will serve as executives and directors of the combined company, and the other MCI designees each will be entitled to receive in connection with the MCI/WorldCom Merger a number of shares of WorldCom Common Stock and options to purchase shares of WorldCom Common Stock based upon the MCI Exchange Ratio, in exchange for the shares of MCI Common Stock beneficially owned by Messrs. Roberts, Price and Taylor and the other MCI designees as of the MCI/WorldCom Effective Time and options to purchase shares of MCI Common Stock held by Messrs. Roberts, Price and Taylor and the other MCI designees as of the MCI/WorldCom Effective Time. In addition, in connection with the MCI/WorldCom Merger, Messrs. Roberts, Taylor and Price and the other MCI designees will receive cash retention bonuses of $10.5 million, $9.5 million and $9.0 million, respectively, which replace the senior retention incentive stock units granted pursuant to the BT/MCI Merger Agreement, which were discontinued when that agreement was terminated.

OWNERSHIP OF MCI COMMON STOCK; STOCK OPTIONS. As of December 31, 1997, directors and executive officers of MCI beneficially owned an aggregate of 2,557,871 shares of MCI Common Stock (or approximately 0.4% of the then outstanding MCI Common Stock), including restricted shares of MCI Common Stock ("MCI Restricted Shares") and incentive stock units ("ISUs") but excluding shares of MCI Common Stock that may be acquired upon the exercise of outstanding options to purchase MCI Common Stock ("MCI Stock Options.")

As of December 31, 1997, directors and executive officers of MCI held options to purchase an aggregate of 4,299,020 shares of MCI Common Stock, of which options to purchase 2,870,830 shares of MCI Common Stock were exercisable, and the remainder of which will, pursuant to the MCI/WorldCom Merger Agreement, become fully vested and exercisable immediately prior to the MCI/WorldCom Effective Time if not previously vested. The MCI/WorldCom Merger Agreement provides that, on or prior to the MCI/WorldCom Effective Time, MCI shall take all action necessary to cause each option to purchase shares of MCI Common Stock that remains outstanding at the MCI/WorldCom Effective Time to be converted into an option to acquire that number of shares of WorldCom Common Stock determined by multiplying the number of shares of MCI Common Stock subject to such option by the MCI Exchange Ratio, rounded, if necessary, up to the nearest whole share of WorldCom Common Stock, at a price per share equal to the per-share exercise price specified in such MCI Stock Option divided by the MCI Exchange Ratio.

As of December 31, 1997, executive officers of MCI held an aggregate of 1,083,324 MCI Restricted Shares and ISUs, including in the case of Mr. Roberts, Mr. Taylor, and Mr. Price, 299,903, 229,641 and 154,138 shares, respectively. Pursuant to the MCI/WorldCom Merger Agreement at the MCI/WorldCom Effective Time, all unvested and unpaid MCI Restricted Shares and ISUs outstanding on the date of execution of the MCI/WorldCom Merger Agreement will become fully vested and (unless voluntarily deferred) paid. Any MCI Restricted Shares or ISUs outstanding, at the MCI/WorldCom Effective Time shall be converted to the number of shares of WorldCom Common Stock or ISUs determined by multiplying such MCI Restricted Shares and ISUs by the MCI Exchange Ratio.

The following table sets forth certain information regarding the beneficial ownership of MCI Common Stock as of December 31, 1997, assuming the exercise of all options exercisable on, or within 60 days of, such date, by the persons selected by MCI to serve as directors of MCI WorldCom. Each such individual has sole voting and investment power over the shares listed opposite his or her name except as set forth in the footnotes hereto.


                                            NUMBER OF SHARES        PERCENT
         NAME OF BENEFICIAL OWNER         BENEFICIALLY OWNED(1)     OF CLASS
         ------------------------         ---------------------     --------

Clifford L. Alexander, Jr. . . . . . . . .        20,000(2)            *
Judith Areen . . . . . . . . . . . . . . .        22,803               *
Gordon S. Macklin  . . . . . . . . . . . .        64,000(3)            *
Timothy F. Price . . . . . . . . . . . . .       290,243(4)            *
Bert C. Roberts, Jr. . . . . . . . . . . .     1,609,823(5)            *
Gerald H. Taylor . . . . . . . . . . . . .       998,579(6)            *

----------
  *  Less than one percent.
(1) Unless otherwise noted, each person has sole voting power and sole investment power with respect to the securities reported, except with respect to shares of MCI Common Stock allocated to accounts under MCI's Employee Stock Ownership and 401(k) Plan ("ESOP"), with respect to which shares such person has sole voting power only. Where indicated, the data also include shares which each person had the right to acquire upon exercise of stock options within sixty days of December 31, 1997, and also shares issued as awards of MCI Restricted Shares and/or ISUs.

(2) Consists of 20,000 shares of MCI Common Stock Mr. Alexander has the right to acquire pursuant to the exercise of stock options.

(3) Includes 40,000 shares of MCI Common Stock Mr. Macklin has the right to acquire pursuant to the exercise of stock options. Does not include 3,200 shares of MCI Common Stock owned solely by Mr. Macklin's wife, in which shares he disclaims beneficial ownership.

(4) Includes 14,891 shares of MCI Common Stock allocated to Mr. Price's ESOP account, 102,825 shares of MCI Common Stock he has the right to acquire pursuant to the exercise of stock options and 154,138 shares of MCI Common Stock issued as ISUs. Does not include 1,000 shares of MCI Common Stock held by Mr. Price's wife as custodian for the benefit of their minor children, in which shares Mr. Price disclaims beneficial ownership.

(5) Includes 46,020 shares of MCI Common Stock allocated to Mr. Roberts' ESOP account, 798,500 shares of MCI Common Stock he has the right to acquire pursuant to the exercise of stock options, 255,736 shares of MCI Common Stock issued as restricted stock awards, 44,167 shares of MCI Common Stock issued as ISUs, 122,400 shares of MCI Common Stock owned by a limited partnership in which Mr. Roberts is a general partner, and 18,000 shares of MCI Common Stock owned by the Roberts' Foundation. Does not include 12,000 shares of MCI Common Stock held by Mr. Roberts' wife as custodian for the benefit of their minor child, in which shares Mr. Roberts disclaims beneficial ownership.

(6) Includes 36,251 shares of MCI Common Stock allocated to Mr. Taylor's ESOP account, 661,420 shares of MCI Common Stock he has the right to acquire pursuant to the exercise of stock options, and 229,641 shares of MCI Common Stock issued as ISUs.

EMPLOYMENT AGREEMENTS. MCI had previously entered into employment agreements (the "Employment Agreements") with Messrs. Roberts, Taylor and Price, (as well as five other MCI executives) (collectively, the "Executives"), effective as of November 2, 1996, and expiring on December 31, 1999.

Pursuant to the Employment Agreements, each Executive will receive an annual base salary, subject to increases (but not decreases) at the discretion of MCI. The 1997 annual salaries of certain of the Executives under the Employment Agreements were as follows: Bert C. Roberts, Jr., $1,000,000; Gerald H. Taylor, $700,000; and Timothy F. Price, $550,000. In addition, each Executive will receive an annual bonus for each fiscal year of MCI ending during the term of the Executive's employment with a minimum bonus amount of no less than the average annual bonus earned by the Executive in respect of the 1994, 1995 and 1996 fiscal years. The Executives will also participate in any long-term incentive compensation plan or program maintained by MCI for senior executives of MCI and all long-term compensation plans and programs in existence immediately prior to the MCI/WorldCom Merger are, under the Employment Agreements, required to be maintained for at least two years following the MCI/WorldCom Effective Time or replaced by programs that are no less favorable to the Executives. In addition, the Executives will participate in all MCI pension and welfare benefit plans and programs which are applicable to senior executives of MCI, and all pension and welfare benefit plans and programs in existence immediately prior to the MCI/WorldCom Merger are, under the Employment Agreements, required to be maintained for at least two years following the MCI/WorldCom Effective Time or be replaced by programs that are no less favorable to the Executives.

Under the Employment Agreements, in the event an Executive's employment is terminated by MCI (for this purpose "MCI" shall mean MCI, MCI/WorldCom and their respective affiliates) without "Cause" or by the Executive for "Good Reason" (as each such term is defined below), the Executive is to receive (a) the Executive's accrued but unpaid salary and vacation pay, and any unpaid bonus from the prior fiscal year, (b) a cash payment equal to three times the sum of (x) the Executive's annual base salary and (y) the greater of (A) the average annual bonus paid to or accrued for the Executive by MCI in respect of the three calendar years preceding the termination of employment and (B) the annual bonus paid to or accrued for the Executive in respect of 1995 (c) continued medical, dental and life insurance coverage for the Executive and the Executive's eligible dependents on the same basis as in effect immediately prior to the Executive's termination of employment until the earlier of (x) 36 months after the Executive's termination of employment or (y) the commencement of coverage with a subsequent employer, but only to the extent such coverage duplicates or exceeds the coverage provided by MCI, (d) unless otherwise expressly elected by the Executive prior to such termination, payment, in a cash lump sum, of all amounts deferred by the Executive under any non-qualified plan of deferred compensation maintained by MCI or MCI WorldCom (notwithstanding the payment provisions of any such plan to the contrary), (e) full acceleration of vesting and exercisability of any equity based and cash retention awards (including, but not limited to, MCI Stock Options, MCI Restricted Shares and ISUs) granted to the Executive prior to the Executive's termination of employment and (f) 36 months of age and service credit for all purposes under all defined benefit plans of MCI (or the equivalent).

For purposes of the Employment Agreements, "Cause" means: (i) a deliberate and material breach by the Executive of his duties and responsibilities under the Employment Agreement that results in material harm to MCI, which breach is (A) either the product of willful malfeasance or gross neglect, (B) committed in bad faith or without reasonable belief that such breach is in, or not contrary to, the best interests of MCI and (C) not remedied within 30 days after receipt of written notice from MCI specifying such breach; (ii) the Executive's willful and material breach of the restrictive covenants contained in the Employment Agreements which is not remedied within 30 days after receipt of written notice from MCI specifying such breach; or (iii) the Executive's plea of guilty or nolo contendre to, or nonappealable conviction of, a felony, which conviction or plea causes material harm to the reputation or financial position of MCI. "Good Reason" means the occurrence of any of the following without the Executive's express written consent: (i) the assignment to the Executive of any duties inconsistent with the Executive's current positions, duties, responsibilities and status with MCI, a change in the Executive's reporting responsibilities, title or offices or any removal of the Executive from or failure to elect or re-elect the Executive to any position with MCI (including membership on the MCI Board) except in connection with the Executive's promotion or a termination of employment for Cause; (ii) a reduction in the Executive's base salary or target annual bonus or long-term incentives, as such salary, target bonus and incentives are increased from time to time; (iii) the failure to continue in effect any employee benefit plan or compensation plan in which the Executive participates unless the Executive is provided with participation in other plans that provide substantially comparable benefits or the taking of any action that would adversely affect the Executive's benefits under any such plan; (iv) any relocation of the Executive's principal place of business from the location described in the Employment Agreement; (v) any reduction in fringe benefits and perquisites provided to the Executive; (vi) any material breach by MCI of any provisions of the Employment Agreement; and (vii) a failure by MCI WorldCom to expressly assume, as of the date of the MCI/WorldCom Merger, all obligations of MCI under the Employment Agreement.

The Employment Agreements further provide that if the payments described above constitute "parachute payments" under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), MCI is to pay the Executive an additional amount sufficient to place the Executive in the same after-tax financial position the Executive would have been in if the Executive had not incurred the excise tax imposed under Section 4999 of the Code in respect of such parachute payments.

In the event an Executive's employment is terminated due to the Executive's death or "Disability" (as defined in the Employment Agreements), the Employment Agreements provide that MCI is to pay to the Executive (or the Executive's beneficiaries) a lump sum cash amount equal to (i) the annual rate of the Executive's annual base salary as in effect on the date of termination and (ii) the highest bonus paid to the Executive under MCI's annual bonus plan during the three fiscal years preceding the termination of employment. In addition, the Executive is to receive (i) the unpaid portion of his annual base salary accrued to the date of termination and any accrued vacation as of the date of termination and (ii) the unpaid portion of his bonus accrued with respect to the last full fiscal year of MCI ended prior to the date of termination, when such bonus would otherwise be payable.

The Employment Agreements contain confidentiality, non-competition and non-solicitation clauses which provide, among other things, that the Executive is not to (i) render services to a competitor of MCI or its affiliates or (ii) solicit or offer employment to any employee of MCI or its affiliates during the Executive's employment with MCI or its affiliates and, thereafter, for a period expiring on the earlier of (x) the first anniversary of the Executive's termination of employment and (y) the expiration of the term of the Employment Agreement.

RETENTION BONUSES FOR SENIOR EXECUTIVES. In connection with the MCI/WorldCom Merger, a cash retention award pool (the "Executive Retention Program") of up to approximately $170 million will be created to provide retention incentives for MCI senior executives, including Messrs. Roberts, Taylor and Price, who will receive $10.5 million, $9.5 million and $9.0 million, respectively. These bonuses generally replace the Senior Retention ISUs granted pursuant to the BT/MCI Merger Agreement dated November 3, 1996, which were discontinued when that agreement was terminated. The schedule of payments of such incentives will be subject to the approval of WorldCom, which will not be unreasonably withheld; and WorldCom will be informed as to the other aspects of the incentives.

DISCRETIONARY RETENTION BONUS POOL. In addition, a cash retention pool of up to $150 million has been created for post- MCI/WorldCom Merger retention; such pool will be allocated in consultation with WorldCom.

DIRECTOR AND OFFICER INDEMNIFICATION AND INSURANCE. Pursuant to the MCI/WorldCom Merger Agreement, from and after the MCI/WorldCom Effective Time, the surviving corporation in the MCI/WorldCom Merger is to cause to be maintained in effect in its certificate of incorporation and bylaws (i) for a period of six years after the MCI/WorldCom Effective Time, the current provisions regarding indemnification of officers and directors contained in the MCI Restated Certificate of Incorporation (the "MCI Restated Certificate of Incorporation") and the MCI Bylaws (the "MCI Bylaws") and (ii) for a period of six years, the current policies of directors' and officers' liability insurance and fiduciary liability insurance maintained by MCI with respect to claims arising from facts or events that occurred on or before the MCI/WorldCom Effective Time, except that in no event is the MCI/WorldCom surviving corporation to be required to expend in any one year an amount in excess of 200% of the annual premiums currently paid by MCI for such insurance, and, if the annual premiums of such insurance coverage exceed such amount, the MCI/WorldCom surviving corporation is to obtain a policy with the greatest coverage available for a cost not exceeding such amount.

BOARD OF DIRECTORS; MANAGEMENT. Pursuant to the MCI/WorldCom Merger Agreement, WorldCom originally agreed that the WorldCom Board, as of the MCI/WorldCom Effective Time, shall consist of fifteen members, eight of whom shall be designated by WorldCom from among the directors of WorldCom, five of whom shall be designated by MCI from among the directors of MCI and two of whom shall be directors designated by WorldCom from among pending acquisitions of WorldCom; provided that the persons designated by each party shall be reasonably acceptable to the other party. See, however, Item 10. "Directors and Executive Officers of the Registrant." As of the date hereof, the WorldCom Board is composed of eleven directors. WorldCom has further agreed to cause Bert C. Roberts, Jr. to be appointed Chairman of MCI WorldCom, and to cause the senior management of MCI WorldCom to be as previously agreed between the parties. Pursuant to the MCI/WorldCom Merger Agreement, Bernard J. Ebbers will be the President and Chief Executive Officer of MCI WorldCom. In addition, Gerald H. Taylor, currently Chief Executive Officer of MCI, will become President and Chief Executive Officer of MCI WorldCom International, responsible for all strategy, operations, and ventures outside of the U.S.; Timothy F. Price, currently President and Chief Operating Officer of MCI, will become President and Chief Executive Officer of MCI WorldCom's U.S. communications operating subsidiary. The U.S. operating subsidiary will be responsible for the communications business in the United States, including all sales and marketing, customer service, product development, and network operations. John W. Sidgmore, currently Vice Chairman and Chief Operations Officer of WorldCom, will become President and Chief Executive Officer of Internet & Technology, responsible for information technology (IT) services, including MCI Systemhouse, architecture, design, and planning for the global network, and managing MCI WorldCom's largest commercial Internet relationships; and Scott D. Sullivan will continue to serve as Chief Financial Officer of MCI WorldCom. See "Item 10. Directors and Executive Officers of the Registrant - Directors and Management of MCI WorldCom Following the MCI/WorldCom Merger."

CERTAIN RELATED TRANSACTIONS

WorldCom and MCI have entered into certain interconnection or other service agreements with each other and certain of their affiliates in the ordinary course of their businesses, which agreements have been amended from time to time. In fiscal 1997, fiscal 1996 and fiscal 1995, MCI and its subsidiaries and WorldCom and its subsidiaries have engaged in transactions aggregating approximately $655 million, $558 million, and $273 million, respectively.

OTHER

Certain other interests of other MCI executives and employees are described in "The MCI/WorldCom Merger - Interests of Certain Persons in the MCI/WorldCom Merger" contained in WorldCom's Current Report on Form 8-K/A-1 dated November 9, 1997 (filed January 27, 1998), which is incorporated by reference herein.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) 1 and 2

Financial statements and financial statement schedule

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

(b) Reports on Form 8-K

         (i) Current Report on Form 8-K dated October 1, 1997 (filed October 2, 1997) reporting under Item 5, Other Events, information related to the Company's intention to commence an offer to acquire all of the outstanding shares of MCI.

         (ii) Current Report on Form 8-K dated October 3, 1997 (filed October 3, 1997) reporting under Item 5, Other Events, the Company's press release dated October 3, 1997.

         (iii) Current Report on Form 8-K dated October 9, 1997 (filed October 10, 1997) reporting under Item 5, Other Events, information related to the Company's press release dated October 9, 1997.

         (iv) Current Report on Form 8-K dated October 10, 1997 (filed October 14, 1997) reporting under Item 5, Other Events, information related to the Company's press release dated October 10, 1997.

         (v) Current Report on Form 8-K dated October 14, 1997 (filed October 14, 1997) reporting under Item 5, Other Events, information related to the Company's press release dated October 14, 1997.

         (vi) Current Report on Form 8-K dated October 15, 1997 (filed October 16, 1997) reporting under Item 5, Other Events, information related to the Company's press release dated October 15, 1997.

         (vii) Current Report on Form 8-K dated October 16, 1997 (filed October 17, 1997) reporting under Item 5, Other Events, information related to the Company's press release dated October 16, 1997.

         (viii) Current Report on Form 8-K dated October 23, 1997 (filed October 23, 1997) reporting under Item 5, Other Events, information related to the Company's press release dated October 23, 1997.

         (ix) Current Report on Form 8-K dated October 31, 1997 (filed November 3, 1997) reporting under Item 5, Other Events, information related to the Company's press release dated October 31, 1997.

         (x) Current Report on Form 8-K dated November 9, 1997 (filed November 12,1997) reporting under Item 5, Other Events, information related to WorldCom's announcement that the Company had entered into a Merger Agreement with MCI.

         (xi) Current Report on Form 8-K/A dated August 25, 1996 (filed December 19, 1997) reporting information required to be reported under Item 7(a) Financial Statements of Business Acquired, the following financial statements of MFS Communications, Inc. and Subsidiaries:

                          Report of Independent Public Accountants
                          Consolidated Statement of Operations for the period ended December 31, 1996 Consolidated Balance Sheet as of December 31, 1996 Consolidated Statement of Changes in Stockholders' Equity for the period ended December 31, 1996
                          Consolidated Statement of Cash Flows for the period ended December 31, 1996
                          Notes to Consolidated Financial Statements

                          Reports of Independent Public Accountants
                          Consolidated Statements of Operations for the three years ended December 31, 1996
                          Consolidated Balance Sheet as of December 31, 1995 Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1996 Consolidated Statement of Cash Flows for the three years ended December 31, 1996
                          Notes to Consolidated Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WorldCom, Inc.


                                   By:    /s/ Scott D. Sullivan
                                        -------------------------------------
Date:    March 27, 1998                 Scott D. Sullivan,
                                        Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                               Title                                       Date
         ----                               -----                                       ----
                                           Director                                  March 27, 1998
-----------------------------------
James C. Allen


/s/ Carl J. Aycock                         Director                                  March 27, 1998
-----------------------------------
Carl J. Aycock


/s/ Max E. Bobbitt                         Director                                  March 27, 1998
-----------------------------------
Max E. Bobbitt


                                           Director                                  March 27, 1998
-----------------------------------
Stephen M. Case

                                           Director, President
/s/ Bernard J. Ebbers                      and Chief Executive                        March 27, 1998
-----------------------------------        Officer
Bernard J. Ebbers


                                           Director                                  March 27, 1998
-----------------------------------
Francesco Galesi


/s/ Stiles A. Kellett, Jr.                 Director                                  March 27, 1998
-----------------------------------
Stiles A. Kellett, Jr.


                                           Director                                  March 27, 1998
-----------------------------------
John A. Porter


/s/ John W. Sidgmore                       Director                                  March 27, 1998
-----------------------------------
John W. Sidgmore
                                           Director,
                                           Principal Financial
/s/ Scott D. Sullivan                      Officer and Principal                     March 27, 1998
-----------------------------------        Accounting Officer
Scott D. Sullivan


/s/ Lawrence C. Tucker                     Director                                  March 27, 1998
-----------------------------------
Lawrence C. Tucker

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                              Page
                                                                              ----
Report of independent public accountants                                      F-2

Consolidated financial statements-

      Consolidated balance sheets as of December 31, 1997
                  and 1996                                                    F-3
      Consolidated statements of operations for the
                  three years ended December 31, 1997                         F-4
      Consolidated statements of shareholders' investment
                  for the three years ended December 31, 1997                 F-5
      Consolidated statements of cash flows for the
                  three years ended December 31, 1997                         F-6

      Notes to consolidated financial statements                              F-7

Financial statement schedule:

      II.  Valuation and qualifying accounts                                  F-26

Schedules other than the schedule listed above have been omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of WorldCom, Inc.:

We have audited the accompanying consolidated balance sheets of WorldCom, Inc. (a Georgia corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldCom, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP


Jackson, Mississippi,
February 19, 1998 (except with
respect to the matter discussed
in Note 12, as to which the date
is March 11, 1998).

                         WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                                   December 31,
                                                                                          ------------------------------
                                                                                              1997              1996
                                                                                          ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $     66,904      $    222,729
  Marketable securities                                                                            746           760,260
  Accounts receivable, net of allowance for bad debts of $200,211 and $135,696 at
   December 31, 1997 and 1996, respectively                                                  1,199,169           999,962
  Income taxes receivable                                                                        5,422            10,820
  Deferred tax asset                                                                                --               276
  Other current assets                                                                         410,391           223,842
                                                                                          ------------      ------------
         Total current assets                                                                1,682,632         2,217,889
                                                                                          ------------      ------------
Property and equipment:
  Transmission equipment                                                                     3,573,973         2,371,376
  Communications equipment                                                                   2,404,904         1,296,723
  Furniture, fixtures and other                                                                807,798           614,476
                                                                                          ------------      ------------
                                                                                             6,786,675         4,282,575
  Less - accumulated depreciation                                                             (793,689)         (385,451)
                                                                                          ------------      ------------
                                                                                             5,992,986         3,897,124
                                                                                          ------------      ------------
Goodwill and other intangible assets                                                        13,689,927        13,126,855
Deferred tax asset                                                                             404,864           392,634
Other assets                                                                                   619,144           328,695
                                                                                          ------------      ------------
                                                                                          $ 22,389,553      $ 19,963,197
                                                                                          ============      ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                $     10,605      $     22,424
  Accounts payable                                                                             463,340           588,738
  Accrued line costs                                                                           861,830           649,324
  Accrued interest                                                                             116,978            29,519
  Deferred tax liability                                                                        59,442                --
  Other current liabilities                                                                    535,661           651,484
                                                                                          ------------      ------------
     Total current liabilities                                                               2,047,856         1,941,489
                                                                                          ------------      ------------
Long-term liabilities, less current portion:
  Long-term debt                                                                             6,527,207         4,803,581
  Other liabilities                                                                            304,625           258,151
                                                                                          ------------      ------------
         Total long-term liabilities                                                         6,831,832         5,061,732
                                                                                          ------------      ------------

Commitments and contingencies

Shareholders' investment:
  Series A preferred stock, par value $.01 per share; authorized, issued and
    outstanding: 94,992 shares in 1997 and 1996 (variable liquidation preference)                    1                 1
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 12,421,858 shares in 1997 and 12,699,948 shares in 1996 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                           124               127
  Preferred stock, par value $.01 per share; authorized: 34,905,008 shares in
   1997 and 1996; none issued                                                                       --                --
  Common stock, par value $.01 per share; authorized: 2,500,000,000 shares; issued
    and outstanding: 909,201,028 shares in 1997 and 885,080,264 shares in 1996                   9,092             8,851
  Additional paid-in capital                                                                15,043,262        14,855,881
  Unrealized holding gain on marketable equity securities                                       33,883            28,832
  Retained earnings (deficit)                                                               (1,576,497)       (1,933,716)
                                                                                          ------------      ------------
        Total shareholders' investment                                                      13,509,865        12,959,976
                                                                                          ------------      ------------
                                                                                          $ 22,389,553      $ 19,963,197
                                                                                          ============      ============


The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                                  For the Year Ended December 31,
                                                           ---------------------------------------------
                                                               1997             1996             1995
                                                           -----------      -----------      -----------
Revenues                                                   $ 7,351,354      $ 4,485,130      $ 3,696,345
                                                           -----------      -----------      -----------

Operating expenses:
  Line costs                                                 3,791,599        2,457,102        2,030,635
  Selling, general and administrative                        1,540,428          828,673          677,895
  Depreciation and amortization                                920,721          303,301          312,671
  Provision to reduce carrying value of certain assets              --          402,000               --
  Restructuring and other charges                                   --          198,148               --
  Charge for in-process research and development                    --        2,140,000               --
                                                           -----------      -----------      -----------
        Total                                                6,252,748        6,329,224        3,021,201
                                                           -----------      -----------      -----------
Operating income (loss)                                      1,098,606       (1,844,094)         675,144
Other income (expense):
  Interest expense                                            (319,748)        (221,801)        (249,216)
  Miscellaneous                                                 20,415            6,479           11,801
                                                           -----------      -----------      -----------
Income (loss) before income taxes and
  extraordinary item                                           799,273       (2,059,416)         437,729
Provision for income taxes                                     415,621          129,528          171,458
                                                           -----------      -----------      -----------
Net income (loss) before extraordinary item                    383,652       (2,188,944)         266,271
Extraordinary item (net of income taxes of
  $15,621 in 1996)                                                  --          (24,434)              --
                                                           -----------      -----------      -----------
Net income (loss)                                              383,652       (2,213,378)         266,271
Preferred dividend requirement                                  26,433              860           18,191
Special dividend payment to Series 1 preferred
  shareholder                                                       --               --           15,000
                                                           -----------      -----------      -----------
Net income (loss) applicable to common shareholders        $   357,219      $(2,214,238)     $   233,080
                                                           ===========      ===========      ===========


Earnings (loss) per common share
  Net income (loss) before extraordinary item:
      Basic                                                $      0.40      $     (5.50)     $      0.67
      Diluted                                                     0.40            (5.50)            0.64
  Extraordinary item                                                --            (0.06)              --
  Net income (loss):
      Basic                                                       0.40            (5.56)            0.67
      Diluted                                                     0.40            (5.56)            0.64



        The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                   For the Three Years Ended December 31, 1997
                                 (In Thousands)


                                                Series A             Series B        Series 1 Preferred   Series 2 Preferred
                                             Preferred Stock     Preferred Stock            Stock                Stock
                                             ---------------    -----------------    ------------------  ---------------------
                                             Shares   Amount    Shares     Amount    Shares      Amount      Shares     Amount
                                             ----------------------------------------------------------------------------------

Balances, December 31, 1994                     --   $    --        --    $    --     10,897    $   109       2,000    $    20
Exercise of stock options                       --        --        --         --         --         --          --         --
Conversion of Series 1 Preferred Stock          --        --        --         --    (10,897)      (109)         --         --
Conversion of Series 2 Preferred Stock          --        --        --         --         --         --        (756)        (8)
Tax adjustment resulting from exercise
 of stock options                               --        --        --         --         --         --          --         --
Cash for fractional shares                      --        --        --         --         --         --          --         --
Shares issued for acquisitions                  --        --        --         --         --         --          --         --
Net income                                      --        --        --         --         --         --          --         --
Cash dividends on preferred
  stock                                         --        --        --         --         --         --          --         --
                                               ---   -------   -------    -------    -------    -------    --------    -------
Balances, December 31, 1995                     --        --        --         --         --         --       1,244         12
Exercise of stock options                       --        --        --         --         --         --          --         --
Conversion of Series 2 Preferred Stock          --        --        --         --         --         --      (1,244)       (12)
Conversion of IDB convertible notes             --        --        --         --         --         --          --         --
Tax adjustment resulting from exercise
 of stock options                               --        --        --         --         --         --          --         --
Net change in unrealized holding gain on
  marketable equity securities                  --        --        --         --         --         --          --         --
Shares issued for acquisitions                  95         1    12,700        127         --         --          --         --
Net loss                                        --        --        --         --         --         --          --         --
Cash dividends on preferred
  stock                                         --        --        --         --         --         --          --         --
                                               ---   -------   -------    -------    -------    -------    --------    -------
Balances, December 31, 1996                     95         1    12,700        127         --         --          --         --
Exercise of stock options                       --        --        --         --         --         --          --         --
Conversion of Series B Preferred Stock          --        --      (278)        (3)        --         --          --         --
Tax adjustment resulting from exercise
 of stock options                               --        --        --         --         --         --          --         --
Net change in unrealized holding gain on
  marketable equity securities                  --        --        --         --         --         --          --         --
Foreign Currency Adjustment                     --        --        --         --         --         --          --         --
Shares issued for acquisitions                  --        --        --         --         --         --          --         --
Net income                                      --        --        --         --         --         --          --         --
Cash dividends on preferred
  stock                                         --        --        --         --         --         --          --         --
                                               ---   -------   -------    -------    -------    -------    --------    -------
Balances, December 31, 1997                     95   $     1    12,422    $   124         --    $    --          --    $    --
                                               ===   =======    ======    =======    =======    =======    ========    =======


                                                       Common Stock          Additional                     Retained
                                              ----------------------------    Paid-in       Unrealized       Earnings
                                                  Shares          Amount      Capital       Holding Gain     (Deficit)
                                             ------------------------------------------------------------------------------

Balances, December 31, 1994                         319,285   $     3,192   $  1,778,191    $         --   $    47,442
Exercise of stock options                            18,966           190         90,342              --            --
Conversion of Series 1 Preferred Stock               43,754           438           (329)             --            --
Conversion of Series 2 Preferred Stock                3,200            32            (24)             --            --
Tax adjustment resulting from exercise
 of stock options                                        --            --         22,280              --            --
Cash for fractional shares                               --            --            (15)             --            --
Shares issued for acquisitions                        1,280            13         12,837              --            --
Net income                                               --            --             --              --       266,271
Cash dividends on preferred
  stock                                                  --            --             --              --       (33,191)
                                                -----------   -----------   ------------    ------------   -----------
Balances, December 31, 1995                         386,485         3,865      1,903,282              --       280,522
Exercise of stock options                             6,416            64         39,695              --            --
Conversion of Series 2 Preferred Stock                5,266            53            (40)             --            --
Conversion of IDB convertible notes                  10,266           103        190,971              --            --
Tax adjustment resulting from exercise
 of stock options                                        --            --         32,726              --            --
Net change in unrealized holding gain on
  marketable equity securities                           --            --             --          28,832            --
Shares issued for acquisitions                      476,647         4,766     12,689,247              --            --
Net loss                                                 --            --             --              --    (2,213,378)
Cash dividends on preferred
  stock                                                  --            --             --              --          (860)
                                                -----------   -----------   ------------    ------------   -----------
Balances, December 31, 1996                         885,080         8,851     14,855,881          28,832    (1,933,716)
Exercise of stock options                            21,197           212        126,329              --            --
Conversion of Series B Preferred Stock                   27            --              3              --            --
Tax adjustment resulting from exercise
 of stock options                                        --            --         24,105              --            --
Net change in unrealized holding gain on
  marketable equity securities                           --            --             --           5,051            --
Foreign Currency Adjustment                              --            --        (24,303)             --            --
Shares issued for acquisitions                        2,897            29         61,427              --            --
Net income                                               --            --             --              --       383,652
Cash dividends on preferred
  stock                                                  --            --             --              --       (26,433)
                                                -----------   -----------   ------------    ------------   -----------
Balances, December 31, 1997                         909,201   $     9,092   $ 15,043,262    $     33,883   $(1,576,497)
                                                ===========   ===========   ============    ============   ===========






The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                            For the Year Ended December 31,
                                                                    ---------------------------------------------
                                                                        1997             1996             1995
                                                                    -----------      -----------      -----------
Cash flows from operating activities:
Net income (loss)                                                    $   383,652      $(2,213,378)     $   266,271
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary item                                                       --           24,434               --
    Provision to reduce carrying value of certain assets                     --          402,000               --
    Restructuring and other charges                                          --          198,148               --
    Charge for in-process research and development                           --        2,140,000               --
    Depreciation  and amortization                                      920,721          303,301          312,671
    Provision for losses on accounts receivable                         107,327           57,678           40,250
    Provision for deferred income taxes                                 368,043           58,449          171,425
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable                                            (422,867)        (206,507)         (83,808)
        Income taxes, net                                                29,503           40,831           (6,351)
        Other current assets                                           (208,892)         (76,568)           1,003
        Accrued line costs                                               97,463             (970)          63,830
        Shareholder litigation reserve                                       --               --          (75,000)
        Accounts payable and other current liabilities                  (10,138)          79,567          (63,165)
    Other                                                                53,424           (8,867)         (10,469)
                                                                    -----------      -----------      -----------
Net cash provided by operating activities                             1,318,236          798,118          616,657
                                                                    -----------      -----------      -----------
Cash flows from investing activities:
  Capital expenditures                                               (2,644,915)        (657,061)        (359,281)
  Sale of short-term investments, net                                   760,304               --            1,000
  Acquisitions and related costs                                     (1,090,665)         116,053       (2,766,355)
  Increase in intangible assets                                        (117,471)         (60,056)         (46,062)
  Proceeds from disposition of long-term assets                          93,165           21,962           34,970
  Increase in other assets                                             (236,290)        (131,450)          (8,171)
  Decrease in other liabilities                                         (41,576)         (42,284)         (83,553)
                                                                    -----------      -----------      -----------
Net cash used in investing activities                                (3,277,448)        (752,836)      (3,227,452)
                                                                    -----------      -----------      -----------
Cash flows from financing activities:
  Borrowings                                                          1,848,750          113,000        2,712,159
  Principal payments on debt                                           (145,471)         (16,696)        (138,276)
  Common stock issuance                                                 123,133           39,759           90,532
  Dividends paid on preferred stock                                     (26,433)            (860)         (33,191)
  Other                                                                   3,408               --            1,828
                                                                    -----------      -----------      -----------
Net cash provided by financing activities                             1,803,387          135,203        2,633,052
                                                                    -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                   (155,825)         180,485           22,257
Cash and cash equivalents at beginning of period                        222,729           42,244           19,987
                                                                    -----------      -----------      -----------
Cash and cash equivalents at end of period                          $    66,904      $   222,729      $    42,244
                                                                    ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

(1)      THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -

DESCRIPTION OF BUSINESS AND ORGANIZATION:

WorldCom, Inc., a Georgia corporation ("WorldCom" or the "Company"), is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. The Company provides telecommunications services to business, government, telecommunications companies and consumer customers, through its networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations. WorldCom provides products and services including: switched and dedicated long distance and local products, dedicated and dial-up Internet access, resale cellular services, 800 services, calling cards, domestic and international private lines, broadband data services, debit cards, conference calling, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access to ATM-based backbone service, web server hosting and integration services and interconnection via network access points ("NAPs") to Internet service providers ("ISPs").

THE MERGERS:

On December 31, 1996, WorldCom, through a wholly owned subsidiary, merged with MFS Communications Company, Inc. ("MFS") in a transaction accounted for as a purchase. The excess purchase price over net tangible assets acquired has been allocated to in-process research and development projects (See Note 3), goodwill, developed technology and assembled workforce. Through this purchase, the Company acquired local network access facilities via digital fiber optic cable networks installed in and around major United States cities, and in several major European cities. The Company also acquired a network platform, which consists of Company-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

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

On December 30, 1994, WorldCom, through a wholly owned subsidiary, merged with IDB Communications Group, Inc. ("IDB"), and, in connection therewith, issued approximately 71.8 million shares of Common Stock, for all of the outstanding shares of IDB common stock (the "IDB Merger"). In addition, WorldCom assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. In 1996, WorldCom exercised its option to redeem all of the outstanding IDB notes. A majority of the holders of the IDB notes elected to convert their notes into Common Stock prior to the redemption date, resulting in the issuance of approximately 10.3 million shares of Common Stock. The IDB Merger was accounted for as a pooling-of-interests.

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

The Company serves as a holding company for its subsidiaries, the operations of which are organized along the Company's business lines. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts for cash, marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of long-term debt is determined based on quoted market rates or the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter into similar financial instruments. At December 31, 1997, the fair value of the Company's fixed rate long-term debt is as follows (in thousands):

           7.55% Senior Notes Due 2004              $    627,372
           7.75% Senior Notes Due 2007                 1,173,304
           7.75% Senior Notes Due 2027                   329,637
           Senior Discount Notes Due 2006                716,727
           Senior Discount Notes Due 2004                720,922

The recorded amounts for all other long-term debt of the Company approximate fair values.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents. The Company has classified all marketable securities other than cash equivalents as available-for-sale. At December 31, 1997, the amortized cost of the Company's marketable securities equals the estimated fair value and contractually mature within one year from December 31, 1997.

Sales activity in available-for-sale securities for the year ended December 31, 1997 included gross realized gains of $1.4 million and gross realized losses of $0.5 million on the total proceeds received of $760.3 million. There was no sales activity in available-for-sale securities for the twelve months ended December 31, 1996 or 1995.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

               Transmission equipment             5 to 45 years
               Communications equipment           5 to 20 years
               Furniture, fixtures and other      4 to 30 years

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

The Company constructs certain of its own transmission systems and related facilities. Internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such internal costs were $194.5 million ($78.1 million in interest), $28.7 million ($7.6 million in interest), and $14.7 million ($4.9 million in interest), in 1997, 1996 and 1995, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS:

The major classes of intangible assets are summarized below (in thousands):

                                                                       December 31,
                                                            --------------------------------
                                  Amortization Period             1997             1996
                                  -------------------       ---------------   --------------
Goodwill                             5 to 40 years             $ 13,175,289     $ 12,777,474
Developed technology                 5 years                        400,000          400,000
Other intangibles                    5 to 10 years                  906,559          307,083
                                                               ------------     ------------
                                                                 14,481,848       13,484,557
Less accumulated amortization                                       791,921          357,702
                                                               ------------     ------------
                                                               $ 13,689,927     $ 13,126,855
                                                               ============     ============

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

At December 31, 1997, other intangibles include an alternative transaction fee of $450 million and expenses of $15 million paid by WorldCom to British Telecommunications plc ("BT") in accordance with the prior merger agreement between BT and MCI Communications Corporation ("MCI"). See Note 12.

Also included in other intangibles are costs incurred to develop software for internal use. Such costs were $91.4 million, $42.5 million and $38.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

UNREALIZED HOLDING GAIN ON MARKETABLE EQUITY SECURITIES:

The Company's equity investment in certain publicly traded companies is classified as available-for-sale securities. Accordingly, these investments are included in other assets at their fair value of approximately $113.2 million and $105.1 million at December 31, 1997 and 1996, respectively. The unrealized holding gain on these marketable equity securities, net of taxes, is included as a component of shareholders' investment in the accompanying consolidated financial statements. As of December 31, 1997, the gross unrealized holding gain on these securities was $54.3 million.

OTHER LONG-TERM LIABILITIES:

At December 31, 1997 and 1996, other long-term liabilities includes $266.1 million and $207.1 million, respectively, related to estimated costs of unfavorable commitments of acquired entities, and other non-recurring costs arising from various acquisitions and mergers. See Note 2.

RECOGNITION OF REVENUES:

The Company records revenues for telecommunications services at the time of customer usage. The Company also performs systems integration services consisting of design and installation of transmission equipment and systems for its customers. Revenues and related costs for these services are recorded under the percentage of completion method.

ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC:

The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of most switched voice operating agreements, as well as established Federal Communications Commission ("FCC") policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon settlement rate. Although the Company can estimate the amount of inbound traffic it will receive, it generally must wait up to six months before it actually receives the inbound traffic. WorldCom records the inbound traffic as revenue when it is received.

EXTRAORDINARY ITEMS:

In the second quarter of 1996, the Company recorded charges for extraordinary items totaling $24.4 million, net of income tax benefit of $15.6 million. The items consisted of $4.2 million in connection with the Company's debt refinancing, and $20.2 million related to a write-off of deferred international costs. Previously, a portion of the outbound call fee due the foreign carrier was deferred and accounted for as a cost attributable to the revenue associated with the inbound call. Currently, the outbound call fee due the foreign carrier is expensed as incurred. This change in accounting for international line costs was immaterial to the results of operations.

LINE COSTS:

Line costs primarily include all payments to local exchange carriers ("LECs"), interexchange carriers and post telephone and telegraph administrations primarily for access and transport charges.

INCOME TAXES:

The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provisions of the enacted tax laws. See Note 10.

EARNINGS PER SHARE:

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in thousands, except per share data):

                                                                     For the Year Ended December 31,
                                                               -----------------------------------------
                                                                   1997           1996           1995
                                                               -----------    -----------    -----------
Basic
Net income (loss) before extraordinary items                   $   383,652    $(2,188,944)   $   266,271
Preferred stock dividends                                          (26,433)          (860)       (33,191)
                                                               -----------    -----------    -----------
Net income (loss) applicable to common shareholders
  before extraordinary items                                   $   357,219    $(2,189,804)   $   233,080
                                                               ===========    ===========    ===========
Weighted average shares outstanding                                898,889        397,890        346,666
                                                               ===========    ===========    ===========


Basic earnings (loss) per share
  before extraordinary items                                   $      0.40    $     (5.50)   $      0.67
                                                               ===========    ===========    ===========
Diluted
Net income (loss) applicable to common shareholders
  before extraordinary items                                   $   357,219    $(2,189,804)   $   233,080
Add back:
  Preferred stock dividends                                         26,433             --         18,191
  Interest on 5% convertible notes, net of taxes                        --             --          5,963
                                                               -----------    -----------    -----------
Net income (loss) applicable to common shareholders            $   383,652    $(2,189,804)   $   257,234
                                                               ===========    ===========    ===========

Weighted average shares outstanding                                898,889        397,890        346,666
Common stock equivalents                                            27,000             --          9,967
Common stock issuable upon conversion of:
  Preferred stock dividends                                         33,927             --         35,674
  5% convertible notes                                                  --             --         10,270
                                                               -----------    -----------    -----------
Diluted shares outstanding                                         959,816        397,890        402,577
                                                               ===========    ===========    ===========
Diluted earnings (loss) per share before extraordinary items   $      0.40    $     (5.50)   $      0.64
                                                               ===========    ===========    ===========

STOCK SPLITS:

On May 23, 1996, the Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend which was distributed on July 3, 1996 to shareholders of record on June 6, 1996. All per share data and numbers of common shares have been retroactively restated to reflect these stock splits.

CONCENTRATION OF CREDIT RISK:

A portion of the Company's revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service and Internet online services. As a result, the Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers' financial condition and, at times, requires collateral from its customers to support its receivables, usually in the form of assignment of its customers' receivables to the Company in the event of nonpayment.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. WorldCom intends to comply with the provisions of this standard in 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. WorldCom intends to comply with the provisions of this standard in 1998.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for long-term contracts, allowance for doubtful accounts, accrued line costs, depreciation and amortization, taxes, restructuring reserves and contingencies.

RECLASSIFICATIONS:

Certain consolidated financial statement amounts have been reclassified for consistent presentation.

(2)      BUSINESS COMBINATIONS -

On December 31, 1996, WorldCom completed the MFS Merger. The MFS Merger was accounted for as a purchase. On January 5, 1995, WorldCom completed the acquisition of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc., for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide transmission network of approximately 11,000 miles of fiber optic cable and digital microwave facilities.

The Company has acquired other telecommunications companies offering similar or complementary services to those offered by the Company. Such acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of the Company's common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through the Company's bank credit facilities. See Note 4.

Most of the acquisitions have been accounted for as purchases and resulted in an excess of the purchase costs over the net tangible assets acquired. These costs, composed primarily of goodwill, are amortized over 5 to 40 years using the straight-line method. The results of those purchased businesses have been included since the dates of acquisition. Business combinations which have been accounted for as poolings-of-interests have been included in all periods presented. The table below sets forth information concerning recent acquisitions which were accounted for as purchases.

                                                      Purchase Price
                                             --------------------------------
                                                             Shares Issued
                                                            -----------------
Acquired Entity       Acquisition Date       Cash           Number      Value        Goodwill
---------------       ----------------       ----           ------      -----        --------
                                                (In thousands)
WilTel                  January 1995      $2,500,000          --         --        $2,216,909
MFS                    December 1996              --           *          *         8,912,345


------------
* See the third paragraph of Note 1 for a description of the common and preferred shares.

In addition to those acquisitions listed above, the Company or its predecessors completed smaller acquisitions during the three years ended December 31, 1997.

See Note 12, "Subsequent Events" for information regarding mergers consummated subsequent to December 31, 1997 as well as information related to the pending merger with MCI.

The following unaudited pro forma combined results of operations for the Company assume that the MFS Merger and the UUNET Acquisition were completed on January 1, 1995 (in millions, except per share data):

                                                   For the Year Ended December 31,
                                                   -------------------------------
                                                         1996         1995
                                                         ----         ----
         Revenues                                       $5,635       $4,324
         Loss before extraordinary item                 (2,747)        (273)
         Loss applicable to common shareholders         (2,771)        (273)
         Loss per common share:
            Loss before extraordinary item              ($3.16)      ($0.37)
            Net loss                                    ($3.19)      ($0.37)

These pro forma amounts represent the historical operating results of these acquired entities combined with those of the Company with appropriate adjustments which give effect to a research and development charge of $2.14 billion, amortization and the common shares issued. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MFS and UUNET had been operated by current management during the periods presented because these amounts do not reflect full network optimization and the synergistic effect on operating, selling, general and administrative expenses.

(3)      RESTRUCTURING AND OTHER CHARGES -

In the fourth quarter of 1996, the Company recorded charges for employee severance, employee compensation charges, alignment charges and costs to exit unfavorable telecommunications contracts.

The following table reflects the components of the significant items shown as restructuring and other charges for the year ended December 31, 1996 (in thousands):

Severance and other employee related costs                     $   57,916
Costs to exit unfavorable telecommunications contracts            134,866
Other                                                               5,366
                                                               ----------
                                                               $  198,148
                                                               ==========

As of December 31, 1997 and 1996, the accompanying consolidated financial statements reflect $1.7 million and $167.2 million, respectively, in other current liabilities and $2.0 million and $2.5 million, respectively, in other long-term liabilities, in connection with the restructuring and other charges.

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

In connection with the signing of agreements to provide long distance telecommunications services to certain local exchange carriers, and after the successful assimilation of recent facilities-based acquisitions, WorldCom evaluated the impact that the increased traffic volumes would have on the Company's networks. This review resulted in the Company's current plans to expand and upgrade its existing network switching, transmission and other communications equipment. This capital project directly affected the estimated useful lives of certain network facilities which resulted in replacement of these facilities.

Additionally, due to the decreasing emphasis on operator services, including non-renewal of existing long-term contracts, management adjusted the fair value of this non-core business based upon its projections of future cash flow. WorldCom completed the sale of its operator services division in the third quarter of 1997 which comprised less than 3% of WorldCom's consolidated revenues.

CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT:

In the fourth quarter of 1996, the Company recorded a $2.14 billion charge for in-process research and development related to the MFS Merger. The charge was based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the merger. At the date of the MFS Merger, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses. The expense includes $1.6 billion associated with UUNET and $0.54 billion related to MFS.

(4)      LONG-TERM DEBT -

Long-term debt outstanding consists of the following (in thousands):

                                                         December 31,
                                                ------------------------------
                                                    1997              1996
                                                ------------      ------------
Credit facilities                               $  3,133,250      $  3,284,500
7.55% Senior Notes Due 2004                          600,000                 -
7.75% Senior Notes Due 2007                        1,100,000                 -
7.75% Senior Notes Due 2027                          300,000                 -
Senior Notes Due 2006                                666,723                 -
Senior Notes Due 2004                                680,115                 -
Senior Discount Notes Due 2006                             -           674,520
Senior Discount Notes Due 2004                             -           685,838
Other debt (maturing through 2006)                    57,724           181,147
                                                ------------      ------------
                                                   6,537,812         4,826,005
Less:  Short-term debt and current maturities         10,605            22,424
                                                ------------      ------------
                                                $  6,527,207      $  4,803,581
                                                ============      ============

On July 3, 1997, the Company replaced its $3.75 billion revolving credit facility (the "Old Credit Facility") with $5.0 billion in new revolving credit facilities which consist of a $3.75 billion Facility A Revolving Credit Agreement (the "Facility A Loans") and a $1.25 billion Facility B Revolving Credit and Term Loan Agreement (the "Facility B Loans," and together with the Facility A Loans, the "New Credit Facilities"). The Facility A Loans have a five-year term and may be extended for up to two successive one-year terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two-thirds of the committed amounts consent. The Facility B Loans have a 364 day term, which may be extended for up to two successive 364 day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least two-thirds of the committed amounts consent. Alternatively, effective as of the end of such 364 day term, the Company may elect to convert the Facility B Loans from revolving loans to term loans with a maturity date corresponding with the maturity date then in effect with respect to the Facility A Loans. The New Credit Facilities bear interest payable in varying periods depending on the interest period, not to exceed six months, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or the Eurodollar Rate, plus applicable margin. The applicable margin for a Eurodollar Rate borrowing varies from 0.30% to 0.75% based upon the better of certain debt ratings or a specified financial test. At December 31, 1997 and 1996, the weighted average interest rates under the Company's credit facilities were 6.1% and 6.3%, respectively. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with certain financial and operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company, investments by the Company, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facility and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. At December 31, 1997 the Company was in compliance with these covenants. The current commitment fee for any unborrowed portion of Facility A Loans and Facility B Loans are 0.15% and 0.10%, respectively.

Additionally, on April 1, 1997, the Company completed the public offering of $2.0 billion principal amount of debt securities. The net proceeds of the offering ($1.98 billion) were used to pay down commercial bank debt. The public offering included the 7.55% Senior Notes Due 2004 (the "Notes Due 2004"), which will mature on April 1, 2004, the 7.75% Senior Notes Due 2007 (the "Notes Due 2007"), which will mature on April 1, 2007, and the 7.75% Senior Notes Due 2027 (the "Notes Due 2027"), which will mature on April 1, 2027 (collectively, with the Notes Due 2004 and the Notes Due 2007, the "Notes"). The Notes bear interest payable semiannually on April 1 and October 1 of each year, with payments commencing October 1, 1997, and limit the incurrence of liens. Each holder of the Notes Due 2027 may require the Company to repurchase all or a portion of the Notes Due 2027 owned by such holder on April 1, 2009, at a purchase price equal to 100% of the principal amount thereof.

The Notes Due 2004 and the Notes Due 2007 are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time. The Notes Due 2027 will be redeemable, as a whole or in part, at the option of the Company, at any time and from time to time beginning April 2, 2009. The redemption prices for the three bond series equal the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) discounted at the Treasury Rate (as defined therein) plus 15 basis points for the Notes Due 2004 or plus 20 basis points for the Notes Due 2007 and the Notes Due 2027, plus in the case of each of clause (i) and (ii) accrued interest to the date of redemption.

In July 1997, WorldCom offered to exchange (the "Exchange Offers") (i) $871.60 principal amount of its 9-3/8% Senior Notes due January 15, 2004 for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 9- 3/8% Senior Discount Notes due January 15, 2004 of MFS, properly tendered, and (ii) $737.91 principal amount of its 8-7/8% Senior Notes due January 15, 2006 for each $1,000 principal amount at stated maturity, as of the date of their original issuance, of outstanding 8-7/8% Senior Discount Notes due January 15, 2006 of MFS (collectively the "MFS Notes"), properly tendered. In connection with the Exchange Offers, the Company also solicited consents to certain amendments to the respective indentures governing the MFS Notes (the "Consent Solicitations").

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

The aggregate principal repayments and reductions required in each of the years ending December 31, 1998 through December 31, 2002 and thereafter for the Company's long-term debt including capital leases is as follows (in thousands):

        1998                                       $   10,605
        1999                                           12,386
        2000                                            5,204
        2001                                            4,966
        2002                                        3,139,501
        Thereafter                                  3,365,150
                                                   ----------
                                                   $6,537,812
                                                   ==========

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

Each Depositary Share is mandatorily convertible into 4.2 shares of Common Stock on May 31, 1999 (the "Mandatory Conversion Date"). The Depositary Shares are also convertible at the option of the holder at any time into 3.44274 shares of Common Stock for each Depositary Share, plus payment of unpaid dividends.

The WorldCom Series A Preferred Stock (and the related Depositary Shares) are not redeemable by WorldCom prior to May 31, 1998 (the "Initial Redemption Date"). On or after the Initial Redemption Date and prior to the Mandatory Conversion Date, WorldCom may redeem the WorldCom Series A Preferred Stock (and thereby the Depositary Shares), in whole or in part. Upon any such redemption, the holder of record of shares of WorldCom Series A Preferred Stock will receive shares of Common Stock equal to the call price of the WorldCom Series A Preferred Stock in effect on the date of redemption (the "Call Price") divided by the Current Market Price (as defined in the WorldCom Articles of Incorporation) of the Common Stock. The Call Price of each WorldCom Series A Preferred Share is (i) $3,417.00 ($34.170 per Depositary Share) on and after the Initial Redemption Date through August 30, 1998, $3,400.25 ($34.003 per Depositary Share) on and after August 31, 1998 through November 29, 1998, $3,383.50 ($33.835 per Depositary Share) on and after November 30, 1998 through February 27, 1999, $3,366.75 ($33.668 per Depositary Share) on and after February 28, 1999 through April 29, 1999, and $3,350.00 ($33.500 per Depositary Share) on and after April 30, 1999 until the Mandatory Conversion Date, plus
(ii) all accrued and unpaid dividends thereon to the date fixed for redemption.

The Depositary Shares are entitled to receive dividends, when, as and if declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of Common Stock, at the election of the Company. The Company paid dividends during 1997 in cash, and expects to continue to pay cash dividends on WorldCom Series A Preferred Stock.

The Depositary Shares are entitled to vote on the basis of 0.10 of a vote for each Depositary Share held (equivalent to 10 votes for each share of WorldCom Series A Preferred Stock). The WorldCom Series A Preferred Stock has a liquidation preference equal to the greater of (i) the sum of (a) $3,350 per share and (b) all accrued and unpaid dividends thereon to the date of liquidation and (ii) the value of the shares of Common Stock into which such Series A Preferred Stock are convertible on the date of liquidation.

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

The WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation. There is no established market for the WorldCom Series B Preferred Stock.

As a result of the Prior Mergers, 10,896,785 shares of the Series 1 Preferred Stock were issued to Metromedia, the sole stockholder of MCC. In August 1995, Metromedia converted its Series 1 Preferred Stock into 61.7 million shares of WorldCom Common Stock. In connection with the preferred stock conversion, WorldCom made a non-recurring payment of $15.0 million to Metromedia, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount included an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

In 1996 the Company exercised its option to redeem its Series 2 Preferred Stock. Prior to the redemption date, all of the remaining outstanding Series 2 Preferred Stock was converted into 5,266,160 shares of Common Stock.

(6)     SHAREHOLDER RIGHTS PLAN -

On August 25, 1996, the Board of Directors of WorldCom declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series 3 Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock") of the Company at an initial price of $160.00 per one one-thousandth of a share of Junior Preferred Stock (the "Purchase Price"), subject to adjustment.

The Rights generally will be exercisable only after the close of business on the tenth business day following the date of public announcement or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of voting stock of the Company without the prior express written consent of the Company, by a person which, upon consummation, would result in such party's control of 15% or more of the Company's voting stock. The Rights will expire, if not previously exercised, exchanged or redeemed, on September 6, 2001.

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

The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, including an amendment to lower certain thresholds described above to not less than the greater of (i) any percentage greater than the largest percentage of the voting power of all securities of the Company then known to the Company to be beneficially owned by any person or group of affiliated or associated persons (other than an excepted person) and (ii) 10%, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

(7)     LEASES AND OTHER COMMITMENTS -

The Company leases office facilities and certain equipment under noncancellable operating leases having initial or remaining terms of more than one year. In addition, the Company leases a right-of-way from a railroad company under a fifteen-year lease with three fifteen-year renewal options. The Company is also obligated under rights-of-way and franchise agreements with various entities for the use of their rights-of-way for the installation of the Company's telecommunications systems. Rental expense under these operating leases was $130.8 million, $56.7 million, and $45.1 million in 1997, 1996 and 1995, respectively.

In prior years, the Company sold to independent entities and leased back its Pacific Northwest microwave system and its Kansas City to Los Angeles fiber optic system over primary lease terms ranging from 15 to 20 years. The leases have renewal options permitting the Company to extend the leases for terms expiring during the years 2012 to 2019 and purchase options based upon the fair market value. The annual lease commitments pursuant to the sale-leasebacks are included below under the heading Telecommunications Facilities.

At the end of 1997, minimum lease payments under noncancellable operating leases and commitments were as follows (in thousands):


                               MINIMUM LEASE PAYMENTS
                 -------------------------------------------------
                   OFFICE
                 FACILITIES
                    AND          TELECOMMUNICATIONS
    YEAR         EQUIPMENT           FACILITIES             TOTAL
    ----         ---------           ----------             -----
    1998         $103,443             $112,049            $215,492
    1999           99,973              105,263             205,236
    2000           85,064              95,761              180,825
    2001           66,899              81,087              147,986
    2002           56,193              73,736              129,929

Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

WorldCom also has agreements with a company that installs, operates and maintains certain WorldCom data processing, telecommunications and billing systems. The agreements expire in 2003 and are renewable on an annual basis thereafter. The agreements require minimum annual payments of approximately $25.2 million.

Pursuant to an agreement with a joint venture, the Company is obligated to invest up to $75 million by the end of 1998 in the form of capital contributions and to pay $60 million over the next three years to purchase an indefeasible right of use for certain undersea capacity that is being constructed by the joint venture between the United States and Europe.

In 1997, the Company's existing receivables purchase agreement generated additional proceeds of $41.8 million, bringing the total amount outstanding to $416.8 million. The Company used these proceeds to reduce outstanding debt under the Company's New Credit Facilities. As of December 31, 1997, the purchaser owned an undivided interest in a $978.7 million pool of receivables which includes the $416.8 million sold.

(8)     CONTINGENCIES -

FEDERAL REGULATION. On February 8, 1996, President Clinton signed the Telecom Act, which permits the Bell System Operating Companies (the "BOCs") to provide domestic and international long distance services to customers located outside of the BOCs' home regions; permits a petitioning BOC to provide domestic and international long distance services to customers within its operating area on a state by state basis upon a finding by the FCC that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there were significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted and, in most instances completed, proceedings addressing the implementation of this legislation.

In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the Incumbant Local Exchange Carriers ("ILECs"), resale of ILEC's retail services and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing BOC entry into the long distance market. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). The Eighth Circuit found constitutional challenges to certain practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions
("PUCs") to be premature, but vacated significant portions of the FCC's nationwide pricing rules and vacated an FCC rule requiring that unbundled network elements be provided on a combined basis. In response to requests by the Solicitor General, on behalf of the FCC, and certain other parties, including WorldCom, the United States Supreme Court has agreed to review the decision of the Eighth Circuit. Certain BOCs have also raised constitutional challenges to provisions of the Telecom Act restricting BOC provision of long distance services, manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the United States District Court for the Northern District of Texas (the "Texas District Court") ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. Currently, this decision only applies to SBC Corporation ("SBC"), US WEST Communications Group ("US WEST"), and Bell Atlantic Corporation ("Bell Atlantic"). At the request of various parties, on February 11, 1998 the Texas District Court issued a stay of its decision pending appeal. AT&T, MCI, the Department of Justice, the FCC and other parties have appealed the decision to the United States Court of Appeals for the Fifth Circuit. BellSouth Corporation ("BellSouth") raised the Bill of Attainder issue in its appeal before the United States Court of Appeals for the Fifth Circuit of the electronic publishing restrictions imposed under the Telecom Act. A decision on that appeal is pending. WorldCom cannot predict either the ultimate outcome of these or future challenges to the Telecom Act, any related appeals of regulatory or court decisions, or the eventual effect on WorldCom's business or the industry in general.

The FCC has denied applications filed by Ameritech Corporation ("Ameritech"), SBC and BellSouth seeking authority to provide interLATA long distance service in Michigan, Oklahoma, Louisiana and South Carolina, respectively. SBC appealed the FCC's denial of its application covering Oklahoma to the United States Court of Appeals for the District of Columbia Circuit. The court has affirmed the FCC's denial of that application. In its denial of an Ameritech application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions have appealed jurisdictional aspects of that Ameritech application denial to the Eighth Circuit. WorldCom cannot predict either the outcome of these appeals, or the BOCs' willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Additionally, several Regional Bell Operating Companies ("RBOCs") have filed petitions requesting that the FCC forbear from imposing the line of business restrictions upon their data service offerings and data network deployment. Other BOCs have announced their intention to file applications at the FCC for authority to provide interLATA services. Additionally, the FCC and several PUCs are considering a proposal that would allow BOCs electing to create separate wholesale network and retail organizations to enter the long distance market on an accelerated basis. WorldCom cannot predict the outcome of these proceedings or whether the outcome will have a material impact upon its consolidated financial position or results of operations.

On May 7, 1997, the FCC announced that it will issue a series of orders that will reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information service providers (including, among others, ISPs) should not be subject to existing access charges ("ISP Exemption"). Petitions for reconsideration of, among other things, the access service and ISP Exemption related actions were filed before the FCC and appeals taken to various United States Courts of Appeals. On reconsideration, the FCC in significant part affirmed the access charge and ISP Exemption actions and the court appeals have been consolidated before the Eighth Circuit. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in the access rates and retail service rates to state universal service funds. Access charges are a principal component of WorldCom's telecommunications expense. Additionally, modification of the ISP Exemption could have an adverse effect on the Company's Internet-related services business. WorldCom cannot predict either the outcome of these appeals or whether or not the result(s) will have a material impact upon its consolidated financial position or results of operations.

The FCC issued on December 24, 1996 a Notice of Inquiry to seek comment on whether it should consider various actions relating to interstate information services and the Internet. The FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional circuit switched telecommunications services and technologies. Based upon this and other proceedings, the FCC may permit telecommunications companies, BOCs, or others to increase the scope or reduce the cost of their Internet access services. WorldCom cannot predict the effect that the Notice of

Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its consolidated financial position or results of operations.

INTERNATIONAL. In December 1996, the FCC adopted a new policy that will make it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes. In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that should have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The WTO Agreement became effective in February 1998. In order to comply with United States commitments to the WTO Agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (i) the services that may be provided by foreign affiliated United States international common carriers, including carriers controlled or more than 25 percent owned by foreign carriers that have market power in their home markets, and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

     In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate within the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization member countries, by allowing such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines deemed equivalent to United States rules.

Although the FCC's new policies and implementation of the WTO Agreement may result in lower costs to WorldCom to terminate international traffic, there is a risk that the revenues that WorldCom will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of WorldCom, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services. Further, many foreign carriers have challenged, in court and at the FCC, the FCC's order adopting mandatory settlement rate benchmarks. If the FCC's settlement rate benchmark order was overturned, it could accelerate the full-fledged entry of foreign carriers into the United States, and make it more advantageous for foreign carriers to route international traffic into the United States at low, cost-based termination rates, while United States carriers would continue to have little choice but to route international traffic into most foreign countries at much higher, above cost, settlement rates.

The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company. While the results of these various legal and regulatory matters contain an element of uncertainty, the Company believes that the probable outcome of any of the these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

(9)     EMPLOYEE BENEFIT PLANS -

STOCK OPTION PLANS:

The Company has several stock option plans under which options to acquire up to
203.6 million shares may be granted to directors, officers and certain employees of the Company (including the stock option plans acquired through the MFS Merger). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant. As of December 31, 1997, 144.1 million options had been granted under these plans, and 29.5 million options were fully exercisable.

Additionally, there are outstanding warrants to acquire shares of Common Stock at $6.25 per share which were granted by MFS prior to the MFS Merger.

Additional information regarding options and warrants granted and outstanding is summarized below:

                                                     Number of           Exercise
                                                      Options              Price
                                                    -----------      ----------------
Balance, December 31, 1994                           28,794,110      $ 0.30 -   15.07
        Granted to employees/directors               12,862,876       10.35 -   16.94
        Granted in connection with acquisition        2,304,004        9.20 -   10.96
        Exercised                                   (18,965,034)       0.30 -   15.07
        Expired or canceled                          (1,791,780)       1.59 -   15.07
                                                    -----------

Balance, December 31, 1995                           23,204,176        0.34 -   16.94
        Granted to employees/directors                7,963,412       14.81 -   27.50
        Granted in connection with acquisition       52,930,232        0.01 -   25.95
        Exercised                                    (6,215,165)       1.58 -   15.07
        Expired or canceled                            (864,993)       0.34 -   27.50
                                                    -----------

Balance, December 31, 1996                           77,017,662        0.01 -   27.50
        Granted to employees/directors               29,090,502       26.00 -   31.88
        Exercised                                   (20,545,286)       0.01 -   27.50
        Expired or canceled                          (5,401,017)       0.01 -   26.00
                                                    ------------

Balance, December 31, 1997                            80,161,861     $ 0.01 -   31.88
                                                    ============


In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. Applying SFAS No. 123 would result in pro forma net income (loss) and earnings (loss) per share ("EPS") amounts as follows:


                                                                   Year Ended December 31,
                                                             ----------------------------------
                                                               1997        1996          1995
                                                             --------   -----------    --------
Net income (loss) before extraordinary item  As reported     $357,219   $(2,189,804)   $233,080
                                             Pro forma        306,566    (2,205,407)    226,954
Basic EPS                                    As reported         0.40         (5.50)       0.67
                                             Pro forma           0.34         (5.54)       0.65
Diluted  EPS                                 As reported         0.40         (5.50)       0.64
                                             Pro forma           0.34         (5.54)       0.62

The fair value of each option or restricted stock grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grant:

                                                                    WEIGHTED-
                                                                  AVERAGE GRANT-
                                                                     DATE
DATE GRANTED    EXPECTED VOLATILITY     RISK-FREE INTEREST RATE    FAIR VALUE
------------    -------------------     -----------------------    ----------
January 1995           25.6%                     7.9%                 $4.06
July 1995              24.5%                     6.0%                 $4.65
September 1995         23.1%                     6.0%                 $5.66
January 1996           21.6%                     5.4%                 $5.56
July 1996              21.3%                     6.5%                 $9.26
January 1997           22.8%                     6.4%                 $8.88
February 1997          22.7%                     6.2%                 $8.02
March 1997             22.8%                     6.4%                 $7.88
July 1997              23.3%                     6.3%                $10.96

Additionally, for all options, a 15% forfeiture rate was assumed with an expected life of 5 years and no dividend yield. Because the SFAS No. 123 method of accounting has been applied only to grants after December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

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

Expenses recorded by the Company relating to its 401(k) plans were $6.9 million, $5.7 million and $3.6 million for the years ended December 31, 1997, 1996, and 1995, respectively.

SHAREWORKS:

Through the MFS Merger, the Company offered MFS employees a grant plan and a match plan jointly known as Shareworks. The grant plan enabled the Company to grant shares of Common Stock to eligible MFS employees based upon a percentage of that employee's eligible pay, up to 5%. The match plan allowed eligible employees to defer between 1% and 10% of eligible pay to purchase Common Stock at the stock price on each pay period date. The Company matched the shares purchased by the employee on a one-for-one basis. The grant plan and match plan were terminated effective June 30, 1997, and all shares within the plan for active employees as of such date were immediately vested.

(10)    INCOME TAXES -

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." When SFAS No. 109 was adopted, the cumulative effect of this change in accounting principle was not material to the Company.

The provision for income taxes is composed of the following (in thousands):


                                     1997       1996       1995
                                   --------   --------   --------
Current                            $ 47,578   $ 71,079   $     33
Deferred                            368,043     58,449    171,425
                                   --------   --------   --------
Total provision for income taxes   $415,621   $129,528   $171,458
                                   ========   ========   ========


The following is a reconciliation of the provision for income taxes to the expected amounts using the statutory rate:


                                                   1997        1996         1995
                                                 --------    --------     --------
Expected statutory amount                            35.0%      (35.0)%       35.0%
Nondeductible amortization of excess of
 cost over net tangible assets acquired              12.1         1.0          4.5
State income taxes                                    2.0         0.4          2.9
Charge for in-process research and development         --        36.4           --
Write-down of assets                                   --         4.2           --
Valuation allowance                                    --        (1.7)        (1.6)
Other                                                 2.9         1.0         (1.6)
                                                 --------    --------     --------
Actual tax provision                                 52.0%        6.3%        39.2%
                                                 ========    ========     ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

At December 31, 1997, the Company had unused net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1.5 billion which expire in various amounts during the years 2002 through 2012. These NOL carryforwards together with state and other NOL carryforwards result in a deferred tax asset of approximately $580.4 million at December 31, 1997. A valuation allowance of $109.9 million has been established related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers the acquired companies' prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered.

Approximately $384.1 million of the Company's deferred tax assets are related to preacquisition NOL carryforwards attributable to entities acquired in transactions accounted for as purchases. Accordingly, any future reductions in the valuation allowance related to such deferred tax assets will result in a corresponding reduction in goodwill. If, however, subsequent events or conditions dictate an increase in the valuation allowance attributable to such deferred tax assets, income tax expense for the period of the increase will be increased accordingly.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 (in thousands):

                                                       December 31,
                                 ----------------------------------------------------
                                            1997                      1996
                                 --------------------------  ------------------------
                                    Assets      Liabilities   Assets      Liabilities
                                 -----------    -----------  ---------    -----------
Allowance for bad debts          $    11,823    $      --    $  10,644    $      --
Fixed assets                              --     (142,850)          --      (50,728)
Goodwill and other intangibles            --     (252,694)          --     (287,481)
Software                                  --      (64,326)          --      (39,017)
Investments                               --      (22,768)          --      (17,376)
Line installation costs                   --      (39,678)          --      (23,427)
Accrued liabilities                  266,586           --      102,685           --
NOL carryforwards                    580,351           --      488,931           --
Stock options                        146,248           --      297,135           --
Other                                  9,121      (36,467)      34,543      (13,075)
                                 -----------    ---------    ---------    ---------
                                   1,014,129     (558,783)     933,938     (431,104)
Valuation allowance                 (109,924)          --     (109,924)          --
                                 -----------    ---------    ---------    ---------
                                 $   904,205    $(558,783)   $ 824,014    $(431,104)
                                 ===========    =========    =========    =========

(11)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid by the Company during the years ended December 31, 1997, 1996 and 1995 amounted to $249.2 million, $234.7 million and $224.3 million, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1997, 1996 and 1995 were $13.7 million, $6.0 million and $7.3 million, respectively.

In conjunction with business combinations during the years ended December 31, 1997, 1996 and 1995 (See Note 2), assets acquired, liabilities assumed and common stock issued were as follows (in thousands):

                                                      December 31,
                                       ------------------------------------------
                                           1997            1996           1995
                                       -----------    ------------    -----------
Fair value of assets acquired          $   250,237    $  3,242,792    $   805,482
Goodwill and other intangible assets       902,065       9,170,483      2,301,567
Liabilities assumed                           (361)     (1,975,315)      (327,844)
Common stock issued                        (61,276)    (10,554,013)       (12,850)
                                       -----------    ------------    -----------
Net cash paid (acquired)               $ 1,090,665    $   (116,053)   $ 2,766,355
                                       ===========    ============    ===========


(12)     SUBSEQUENT EVENTS -

On January 31, 1998, WorldCom acquired CompuServe Corporation ("CompuServe"), a Delaware corporation, pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of WorldCom, with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of WorldCom.

As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of Common Stock or approximately 37.6 million WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions:
Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger is being accounted for as a purchase; accordingly, operating results for CompuServe will be included from the date of acquisition.

On January 31, 1998, WorldCom also acquired ANS Communications, Inc. ("ANS"), from America Online, Inc. ("AOL") and has entered into five year contracts with AOL under which WorldCom and its subsidiaries will provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from WorldCom. WorldCom retained the CompuServe Network Services division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan, and also designs, develops and operates high performance wide-area networks for business, research, education and governmental organizations.

On January 29, 1998, WorldCom acquired Brooks Fiber Properties, Inc., a Delaware corporation ("BFP"), pursuant to the merger (the "BFP Merger") of a wholly owned subsidiary of WorldCom, with and into BFP. Upon consummation of the BFP Merger, BFP became a wholly owned subsidiary of WorldCom. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier in selected cities within the United States. BFP acquires and constructs it own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers, ISPs, wireless carriers and business, government and institutional end users with an alternative to the ILECs for a broad array of high quality voice, data, video transport and other telecommunications services.

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 1.85 shares of Common Stock or approximately 72.6 million WorldCom common shares in the aggregate. The BFP Merger is being accounted for under the pooling-of-interests method. Separate and combined unaudited results of operations are as follows (in thousands, except per share data):


                                                      For the Year Ended December 31,
                                                -----------------------------------------
                                                    1997           1996           1995
                                                -----------    -----------    -----------
Revenues:
   BFP                                          $   128,782    $    45,574    $    14,160
   WorldCom                                       7,351,354      4,485,130      3,696,345
   Intercompany elimination                          (3,596)        (3,877)            (5)
                                                -----------    -----------    -----------
          Combined                              $ 7,476,540    $ 4,526,827    $ 3,710,500
                                                ===========    ===========    ===========
Net income (loss) before extraordinary items:
   BFP                                          $  (136,391)   $   (43,843)   $    (9,551)
   WorldCom                                         383,652     (2,188,944)       266,271
                                                -----------    -----------    -----------
          Combined                              $   247,261    $(2,232,787)   $   256,720
                                                ===========    ===========    ===========

Combined earnings (loss) per share:
   Basic                                        $      0.23    $     (5.08)   $      0.59
                                                ===========    ===========    ===========
   Diluted                                      $      0.23    $     (5.08)   $      0.57
                                                ===========    ===========    ===========

On November 9, 1997, WorldCom entered into an Agreement and Plan of Merger (the "MCI/WorldCom Merger Agreement") with MCI and a wholly owned acquisition subsidiary of WorldCom ("MCI Merger Sub"), providing for the merger (the "MCI/WorldCom Merger") of MCI with and into MCI Merger Sub, with MCI Merger Sub surviving as a wholly owned subsidiary of WorldCom. As a result of the MCI/WorldCom Merger, the separate corporate existence of MCI will cease, and MCI Merger Sub (which will be renamed "MCI Communications Corporation") will succeed to all the rights and be responsible for all the obligations of MCI in accordance with the Delaware General Corporation Law. Subject to the terms and conditions of the MCI/WorldCom Merger Agreement, each share of MCI common stock, par value $0.10 per share ("MCI Common Stock") outstanding immediately prior to the effective time of the MCI/WorldCom Merger (the "MCI/WorldCom Effective Time") will be converted into the right to receive that number of shares of Common Stock equal to the MCI Exchange Ratio (as defined below), and each share of MCI Class A common stock, par value $.10 per share ("MCI Class A Common Stock" and, together with the MCI Common Stock, the "MCI Capital Stock"), outstanding immediately prior to the MCI/WorldCom Effective Time will be converted into the right to receive $51.00 in cash, without interest thereon. The "MCI Exchange Ratio" means the quotient (rounded to the nearest 1/10,000) determined by dividing $51.00 by the average of the high and low sales prices of Common Stock (the "MCI/WorldCom Average Price") as reported on The Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the MCI/WorldCom Effective Time; provided, however, that the MCI Exchange Ratio will not be less than 1.2439 or greater than 1.7586. Cash will be paid in lieu of the issuance of any fractional share of WorldCom Common Stock in the MCI/WorldCom Merger.

Based on the number of shares of MCI Common Stock outstanding as of January 20, 1998 and assumed MCI Exchange Ratios of 1.2439 and 1.7586, approximately 710,554,160 shares and 1,004,566,722 shares, respectively, of Common Stock would be issued in the MCI/WorldCom Merger. In addition, as of December 31, 1997, outstanding options to purchase shares of MCI Common Stock would be converted in the MCI/WorldCom Merger to options to acquire an aggregate of approximately 86,491,688 shares and 122,280,154 shares, respectively, of Common Stock, and the exercise price would be adjusted to reflect the MCI Exchange Ratio, so that, on exercise, the holders would receive, in the aggregate, the same number of shares of Common Stock as they would have received had they exercised prior to the MCI/WorldCom Merger, at the same exercise price.

The MCI/WorldCom Merger was approved by the MCI stockholders and the WorldCom shareholders at separate meetings held on March 11, 1998. The MCI/WorldCom Merger is also subject to approvals from the FCC, the Department of Justice and various state government bodies. In addition, the MCI/WorldCom Merger is subject to approval by the Commission of the European Communities. WorldCom anticipates that the MCI/WorldCom Merger will close mid-year 1998.

Termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions will require MCI to pay WorldCom $750 million as a termination fee and to reimburse WorldCom the $450 million alternative transaction fee and certain related expenses paid by WorldCom to BT. Further, termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions, will require WorldCom to pay MCI $1.635 billion as a termination fee.

Pursuant to an agreement (the "BT Agreement") among MCI, WorldCom and BT, the prior merger agreement between BT and MCI (the "BT/MCI Merger Agreement") was terminated, and WorldCom agreed to pay BT an alternative transaction fee of $450 million and expenses of $15 million payable to BT in accordance with the BT/MCI Merger Agreement. These fees were paid on November 12, 1997. WorldCom also agreed to pay to BT an additional payment of $250 million in the event that WorldCom is required to make the $1.635 billion payment to MCI in accordance with the MCI/WorldCom Merger Agreement. In addition, pursuant to the BT Agreement, BT voted (or caused to be voted) its shares of MCI Class A Common Stock in favor of the MCI/WorldCom Merger Agreement and the approval of the other transactions contemplated by the MCI/WorldCom Merger Agreement.

(13)    UNAUDITED QUARTERLY FINANCIAL DATA -


                                                                      Quarter Ended
                           ----------------------------------------------------------------------------------------------------
                                    March 31,               June 30,               September 30,             December 31,
                           -----------------------   ----------------------   -----------------------   -----------------------
                              1997         1996         1997        1996         1997         1996         1997         1996
                           ----------   ----------   ----------  ----------   ----------   ----------   ----------  -----------
                                                          (in thousands, except per share data)
Revenues                   $1,677,239   $1,034,060   $1,770,084  $1,073,538   $1,901,199   $1,143,428   $2,002,832  $ 1,234,104
Operating income (loss)       170,520      195,857      239,210    (183,749)     309,917      232,343      378,959   (2,088,545)
Net income (loss)              49,664       86,307       78,607    (267,602)     112,445      109,255      142,936   (2,141,338)
Preferred dividend
   requirement                  6,610          505        6,611         355        6,606           --        6,606           --
Earnings (loss) per
  common share:
      Basic                $     0.05   $     0.22   $     0.08  $   (0.69)   $     0.12   $     0.27   $     0.15  $    (5.22)
      Diluted                    0.05         0.21         0.08      (0.69)         0.12         0.27         0.15       (5.22)

Results for 1996 include a $2.14 billion, fourth quarter charge for in-process research and development related to the MFS Merger. The charge is based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the MFS Merger. The expense includes $1.6 billion associated with UUNET and $0.54 billion related to MFS.

Additionally, fourth quarter 1996 results include other after-tax charges of $121.0 million for employee severance, employee compensation charges, alignment charges, and costs to exit unfavorable telecommunications contracts and $344.0 million after-tax write-down of operating assets within its non-core businesses. On a pre-tax basis, these charges totaled $600.1 million.

In connection with certain debt refinancing, the Company recognized in 1996, extraordinary items of approximately $4.2 million, net of income taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees. Additionally, in 1996 the Company recorded an extraordinary item of $20.2 million, net of income taxes, related to a write-off of deferred international costs.

                                 WORLDCOM, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                               ADDITIONS
                                                       ------------------------
                                         BALANCE AT    CHARGED TO      FROM        DEDUCTIONS
                                        BEGINNING OF    COSTS AND    PURCHASE     AND ACCOUNTS  BALANCE AT
             DESCRIPTION                   PERIOD       EXPENSES   TRANSACTIONS    WRITTEN OFF END OF PERIOD
             -----------                ------------   ----------  ------------   ------------ -------------
Allowance for doubtful accounts:
Accounts Receivable
 1997                                     $135,696     $107,327       $15,754       $58,566      $ 200,211
 1996                                       59,185       57,678        63,749        44,916        135,696
 1995                                       53,199       40,250        22,042        56,306         59,185

                                  EXHIBIT INDEX



Exhibit No.                        Description                                                Page
-----------                        -----------                                                ----
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

     2.5  Amended and Restated Agreement and Plan of Merger dated as of October
          1, 1997 by and among WorldCom, Inc., BV Acquisition, Inc. and Brooks
          Fiber Properties, Inc. ("BFP") (incorporated by reference to Exhibit
          2.1 to WorldCom's Registration Statement on Form S-4 (File No.
          333-43253))*

     2.6  Agreement and Plan of Merger dated as of November 9, 1997 among
          WorldCom., Inc., TC Investments Corp. and MCI Communications
          Corporation (incorporated by reference to Exhibit 2.1 to the Company's
          Current Report on Form 8-K dated November 9, 1997 (filed November 12,
          1997))*

     2.7  Agreement dated as of November 9, 1997 among British
          Telecommunications plc, WorldCom, Inc. and MCI Communications
          Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 9, 1997 (filed
          November 12, 1997))*

     4.1  Second Amended and Restated Articles of Incorporation of WorldCom
          (including preferred stock designations) as of December 31, 1996
          (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 31, 1996 (File No. 0-11258))

     4.2  Restated Bylaws of WorldCom, Inc. (incorporated by reference to
          Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-11258))

     4.3 Deposit Agreement between WorldCom, The Bank of New York and the holders from time to time of the Depositary Shares representing 1/100 of a share of WorldCom Series A Preferred Stock (the "WorldCom
          Depositary Shares") (incorporated by reference to Exhibit 4.5 to
          Registration Statement on Form S-4 filed by WorldCom (Registration No.
          333-16015))

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
          0-11258))

Exhibit No.                        Description                                                Page
-----------                        -----------                                                ----
     4.6  Amendment No. 1 To Rights Agreement dated as of May 22, 1997 by and between the Company and The Bank of New York, as Rights Agent
          (incorporated herein by reference to Exhibit 4.2 to the Company's
          Current Report on Form 8-K dated May 22, 1997 (filed June 6, 1997)
          (File No. 0-11258))

     4.7 Form of 7.55% Senior Note due 2004 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March
          26, 1997(File No. 0-11258))

     4.8 Form of 7.75% Senior Note due 2007 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March
          26, 1997 (File No. 0-11258))

     4.9 Form of 7.75% Senior Note due 2027 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March
          26, 1997 (File No. 0-11258))

     4.10 Senior Indenture dated as of March 1, 1997 by and between WorldCom,
          Inc. and Mellon Bank, N.A., as trustee (under which The Chase
          Manhattan Bank now acts as trustee) (incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-Q for the period ended March
          31, 1997 (File No. 0-11258))

     4.11 Form of First Supplemental Indenture of WorldCom to Mellon Bank,
          N.A.(under which The Chase Manhattan Bank now acts as trustee) relating to 9-3/8% Notes Due 2004 and 8-7/8% Senior Notes Due 2006
          (including form of 9-3/8% Senior Note Due 2004 attached as Exhibit A thereto and form of 8-7/8% Senior Note Due 2006 attached as Exhibit B thereto) (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4 (Registration No.
          333-27345))

     10.1 Facility A Revolving Credit Agreement among WorldCom, Inc.,
          NationsBank of Texas, N.A. (Managing Agent and Administrative Agent),
          Bank of America NT & SA, Bank of Montreal, The Bank of New York, The
          Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company, Barclays
          Bank PLC, Canadian Imperial Bank of Commerce, The Chase Manhattan
          Bank, Citibank, N.A., Credit Lyonnais New York Branch, First Union
          National Bank, Fleet National Bank, The Industrial Bank of Japan,
          Limited, Atlanta Agency, Morgan Guaranty Trust Company of New York,
          Royal Bank of Canada, and Toronto Dominion (Texas), Inc. (Agents) and the Lenders named therein (Facility A Lenders), dated as of July 3, 1997 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 1997 (File No.
          0-11258))*

     10.2 Facility B Revolving Credit and Term Loan Agreement among WorldCom,
          Inc., NationsBank of Texas, N.A. (Managing Agent and Administrative
          Agent), Bank of America NT and SA, Bank of Montreal, The Bank of New
          York, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company,
          Barclays Bank PLC, Canadian Imperial Bank of Commerce, The Chase
          Manhattan Bank, Citibank, N.A., Credit Lyonnais New York Branch, First
          Union National Bank, Fleet National Bank, The Industrial Bank of
          Japan, Limited, Atlanta Agency, Morgan Guaranty Trust Company of New
          York, Royal Bank of Canada, and Toronto Dominion (Texas), Inc.
          (Agents) and the Lenders named therein (Facility B Lenders), dated as of July 3, 1997 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 30, 1997 (File No.
          0-11258))*

     10.3 364-Day Revolving Credit and Term Loan Agreement among WorldCom, Inc.,
          Borrower, NationsBank of Texas N.A., Administrative Agent and the lenders name therein, dated as of February 19, 1998.*

     10.4 Amended and Restated Transfer and Administration Agreement between
          Enterprise Funding Corporation, WorldCom Funding Corporation as
          Transferor, WorldCom, individually and as Collection Agent, Sheffield
          Receivables Corporation and NationsBank, N.A. as Agent and Investor dated as of December 31, 1996 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258))*

     10.5 Amendment Number 1 to Amended and Restated Transfer and Administration
          Agreement (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31,
          1996 (File No. 0-11258))

Exhibit No.                        Description                                                Page
-----------                        -----------                                                ----
     10.6  WorldCom, Inc. Third Amended and Restated 1990 Stock Option Plan
           (incorporated herein by reference to Exhibit A to WorldCom's Proxy
           Statement dated April 22, 1996 used in connection with WorldCom's 1996
           Annual Meeting of Shareholders (File No. 0-11258)) (compensatory plan)

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

     10.9 WorldCom, Inc. Special Performance Bonus Plan (incorporated herein by reference to Exhibit B to the Company's Proxy Statement dated April
           22,1996 used in connection with the Company's 1996 Annual Meeting of Shareholders (File No. 0-11258)) (compensatory plan)

     10.10 WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April
           21, 1997 (File No. 0-11258)) (compensatory plan)

     10.11 WorldCom/MFS 1995 Deferred Stock Purchase Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form
           10-K for the period ended December 31, 1996 (File No.0- 11258))
           (compensatory plan)

     10.12 WorldCom/MFS Employee Stock Bonus Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form
           10-K for the period ended December 31, 1996 (File No. 0-11258))
           (compensatory plan)

     10.13 WorldCom/MFS 1992 Stock Plan (incorporated herein by reference to
           Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

     10.14 WorldCom/MFS 1993 Stock Plan (incorporated herein by reference to
           Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996) (File No. 0-11258)) (compensatory plan)

     10.15 WorldCom/MFS/UUNET 1995 Performance Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form
           10-K for the period ended December 31, 1996 (File No. 0- 11258))
           (compensatory plan)

     10.16 WorldCom/MFS/UUNET Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form
           10-K for the period ended December 31, 1996 (File No. 0-11258))
           (compensatory plan)

     10.17 WorldCom/MFS/UUNET Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form
           10-K for the period ended December 31, 1996 (File No. 0-11258))
           (compensatory plan)

     10.18 WorldCom/MFS Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form
           10-K for the period ended December 31, 1996 (File No. 0-11258))
           (compensatory plan)

     10.19 Employment Agreement between UUNET and John W. Sidgmore dated May 13,
           1994 (incorporated herein by reference to UUNET's Registration
           Statement on Form S-1 (Registration No. 33-91028)) (compensatory plan)

     10.20 Ongoing relationship memorandum between the Company and James Q.
           Crowe dated February 11, 1997 (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

Exhibit No.                        Description                                                Page
-----------                        -----------                                                ----
      10.21 Memorandum between the Company and James Q. Crowe dated June 26,
            1997 (incorporated herein by reference to Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the period ended June
            30, 1997 (File No. 0-11258)) (compensatory plan)

      10.22 Change of Control Severance Agreement effective April 8, 1997 between Brooks Fiber Properties, Inc. ("BFP") and James C. Allen
            (incorporated herein by reference from Exhibit 10.1 to BFP's
            Quarterly Report on Form 10-Q for the quarterly period ended June
            30, 1997 (File No. 0-28036)) (compensatory plan)

      12.1 Statement regarding computation of ratio of earnings and preferred stock dividends to combined fixed charges

      21.1  Subsidiaries of the Company

      23.1  Consent of Arthur Andersen LLP

      27.1  Financial Data Schedule - December 31, 1997

      27.2  Restated Financial Data Schedule - December 31, 1996

      27.3  Restated Financial Data Schedule - December 31, 1995

      99.1  WorldCom's Current Report on Form 8-K/A-1 dated November 9, 1997
            (filed January 27, 1998) (File No. 0-11258), which is incorporated herein by reference.



-----------------------------------

* The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon its request.