Form 10-Q
period 1998-03-31
WORLDCOM INC /GA/
filed 1998-05-15
CIK 723527

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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


     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,032,087,418 on April 30, 1998.


-------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              Number
                                                                                              ------
PART I.                FINANCIAL INFORMATION

        Item 1.        Financial Statements

                       Consolidated Balance Sheets as of
                       March 31, 1998 and December 31, 1997.................................      3

                       Consolidated Statements of Operations
                       for the three months ended March 31, 1998
                       and March 31, 1997...................................................      4

                       Consolidated Statements of Cash Flows for
                       the three months ended  March 31, 1998 and
                       March 31, 1997.......................................................      5

                       Notes to Consolidated Financial Statements...........................      6

        Item 2.        Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................     12

        Item 3.        Quantitative and Qualitative Disclosure About Market Risk ...........     20

PART II.               OTHER INFORMATION

        Item 1.        Legal Proceedings....................................................     20

        Item 2.        Changes in Securities and Use of Proceeds............................     20

        Item 3.        Defaults Upon Senior Securities......................................     20

        Item 4.        Submission of Matters to a Vote
                       of Securities Holders................................................     20

        Item 5.        Other Information....................................................     20

        Item 6.        Exhibits and Reports on Form 8-K.....................................     21

Signature              .....................................................................     22

Exhibit Index          .....................................................................     23


PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)


                                                                                           March 31,        December 31,
                                                                                             1998               1997
                                                                                          ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $     93,119      $    154,591
  Marketable securities                                                                            746            53,516
  Accounts receivable, net of allowance for bad debts of $222,862 in 1998
   and $203,076 in 1997                                                                      1,614,489         1,240,731
  Income taxes receivable                                                                       15,928             5,422
  Other current assets                                                                         458,556           419,727
                                                                                          ------------      ------------
         Total current assets                                                                2,182,838         1,873,987
                                                                                          ------------      ------------
Property and equipment:
  Transmission equipment                                                                     4,998,451         4,156,319
  Communications equipment                                                                   2,618,912         2,493,363
  Furniture, fixtures and other                                                              1,124,451           919,687
                                                                                          ------------      ------------
                                                                                             8,741,814         7,569,369
  Less - accumulated depreciation                                                           (1,010,087)         (855,168)
                                                                                          ------------      ------------
                                                                                             7,731,727         6,714,201
                                                                                          ------------      ------------
Goodwill and other intangible assets                                                        14,718,248        13,881,505
Deferred tax asset                                                                             452,222           404,864
Other assets                                                                                   830,342           721,229
                                                                                          ------------      ------------
                                                                                          $ 25,915,377      $ 23,595,786
                                                                                          ============      ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                $      6,318      $     10,779
  Accounts payable                                                                             413,553           470,389
  Accrued line costs                                                                           925,656           867,588
  Accrued interest                                                                             133,738           119,262
  Deferred tax liability                                                                        45,254            59,442
  Other current liabilities                                                                    785,551           546,175
                                                                                          ------------      ------------
     Total current liabilities                                                               2,310,070         2,073,635
                                                                                          ------------      ------------
Long-term liabilities, less current portion:
  Long-term debt                                                                             8,331,536         7,413,333
  Other liabilities                                                                            451,312           307,906
                                                                                          ------------      ------------
         Total long-term liabilities                                                         8,782,848         7,721,239
                                                                                          ------------      ------------

Commitments and contingencies

Shareholders' investment:
  Series A preferred stock, par value $.01 per share; authorized, issued and
    outstanding: 94,992 shares in 1998 and 1997 (variable liquidation preference)                    1                 1
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 12,237,025 shares in 1998 and 12,421,858 shares in 1997 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                           122               124
  Preferred stock, par value $.01 per share; authorized: 34,905,008 shares in
   1998 and 1997; none issued                                                                     --                --
  Common stock, par value $.01 per share; authorized: 2,500,000,000 shares; issued
    and outstanding: 1,028,976,222 shares in 1998 and 981,615,661 shares in 1997                10,290             9,816
  Additional paid-in capital                                                                16,950,898        15,530,551
  Unrealized holding gain on marketable equity securities                                       50,328            33,883
  Retained earnings (deficit)                                                               (2,189,180)       (1,773,463)
                                                                                          ------------      ------------
        Total shareholders' investment                                                      14,822,459        13,800,912
                                                                                          ------------      ------------
                                                                                          $ 25,915,377      $ 23,595,786
                                                                                          ============      ============

The accompanying notes are an integral part of these statements

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                                                 For the Three Months Ended March 31,
                                                                                 ------------------------------------
                                                                                        1998             1997
                                                                                 ---------------      ---------------

Revenues                                                                             $ 2,349,967      $ 1,696,794
                                                                                     -----------      -----------

Operating expenses:
  Line costs                                                                           1,146,949          921,477
  Selling, general and administrative                                                    478,131          388,199
  Depreciation and amortization                                                          298,580          231,639
  Brooks Fiber merger costs                                                               69,490             --
  Charge for in-process research and development                                         429,000             --
                                                                                     -----------      -----------
        Total                                                                          2,422,150        1,541,315
                                                                                     -----------      -----------
Operating income (loss)                                                                  (72,183)         155,479
Other income (expense):
  Interest expense                                                                      (102,248)         (90,160)
  Miscellaneous                                                                           12,247           13,481
                                                                                     -----------      -----------
Income (loss) before income taxes and extraordinary item                                (162,184)          78,800
Provision for income taxes                                                               118,200           53,802
                                                                                     -----------      -----------
Net income (loss) before extraordinary item                                             (280,384)          24,998
Extraordinary item (net of income taxes of $77,568 in 1998)                             (128,731)            --
                                                                                     -----------      -----------
Net income (loss)                                                                       (409,115)          24,998
Preferred dividend requirement                                                             6,602            6,610
                                                                                     -----------      -----------
Net income (loss) applicable to common shareholders                                  $  (415,717)     $    18,388
                                                                                     ===========      ===========


Earnings (loss)  per common share -
  Net income (loss) applicable to common shareholders before extraordinary item:
      Basic                                                                          $     (0.28)     $      0.02
                                                                                     ===========      ===========
      Diluted                                                                        $     (0.28)     $      0.02
                                                                                     ===========      ===========
  Extraordinary item                                                                 $     (0.13)     $        --
                                                                                     ===========      ===========
  Net income (loss):
      Basic                                                                          $     (0.41)     $      0.02
                                                                                     ===========      ===========
      Diluted                                                                        $     (0.41)     $      0.02
                                                                                     ===========      ===========


 The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                 For the Three Months Ended March 31,
                                                                 ------------------------------------
                                                                       1998               1997
                                                                 --------------      ----------------
Cash flows from operating activities:
Net income (loss)                                                   $  (409,115)     $    24,998
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary item                                                  128,731             --
    Brooks Fiber merger costs                                            69,490             --
    Charge for in-process research and development                      429,000             --
    Depreciation  and amortization                                      298,580          231,639
    Provision for losses on accounts receivable                          24,200           24,965
    Provision for deferred income taxes                                 117,571           43,845
    Accreted interest on debt                                            15,462           42,237
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable                                            (316,484)        (140,679)
        Income taxes, net                                               (10,506)           3,848
        Other current assets                                             (6,913)         (30,781)
        Accrued line costs                                               22,371            4,225
        Accounts payable and other current liabilities                  (87,428)         (22,036)
    Other                                                                  (944)           1,798
                                                                    -----------      -----------
Net cash provided by operating activities                               274,015          184,059
                                                                    -----------      -----------
Cash flows from investing activities:
  Capital expenditures                                                 (961,526)        (575,274)
  Sale of short-term investments, net                                    52,770          729,693
  Acquisitions and related costs                                        (40,237)        (290,477)
  Increase in intangible assets                                         (43,855)         (28,000)
  Proceeds from disposition of long-term assets                          55,746            8,103
  Increase in other assets                                             (196,385)         (65,100)
  Decrease in other liabilities                                         (31,724)         (25,959)
                                                                    -----------      -----------
Net cash used in investing activities                                (1,165,211)        (247,014)
                                                                    -----------      -----------
Cash flows from financing activities:
  Borrowings                                                            916,930             --
  Principal payments on debt                                           (200,291)        (217,749)
  Common stock issuance                                                 119,687           59,936
  Dividends paid on preferred stock                                      (6,602)          (6,610)
  Other                                                                    --              3,286
                                                                    -----------      -----------
Net cash provided by (used  in) financing activities                    829,724         (161,137)
                                                                    -----------      -----------

Net decrease in cash and cash equivalents                               (61,472)        (224,092)
Cash and cash equivalents at beginning of period                        154,591          484,609
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $    93,119      $   260,517
                                                                    ===========      ===========


The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) GENERAL

The financial statements of WorldCom, Inc. (the "Company" or "WorldCom") included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1997. The results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(B) BUSINESS COMBINATIONS

On January 31, 1998, WorldCom acquired CompuServe Corporation, a Delaware corporation ("CompuServe"), pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of WorldCom with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of WorldCom.

As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of WorldCom common stock, par value $.01 per share (the "Common Stock") or approximately 37.6 million WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

On January 31, 1998, WorldCom also acquired ANS Communications, Inc., a Delaware corporation ("ANS"), from America Online, Inc. ("AOL") and has entered into five year contracts with AOL under which WorldCom and its subsidiaries will provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from WorldCom. WorldCom retained the CompuServe Network Services ("CNS") division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan, and also designs, develops and operates high performance wide-area networks for business, research, education and governmental organizations. The AOL Transaction was accounted for as a purchase; accordingly, operating results for ANS have been included from the date of acquisition.

On January 29, 1998, WorldCom acquired Brooks Fiber Properties, Inc., a Delaware corporation ("BFP"), pursuant to the merger (the "BFP Merger") of a wholly owned subsidiary of WorldCom, with and into BFP. Upon consummation of the BFP Merger, BFP became a wholly owned subsidiary of WorldCom. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers ("IXCs") Internet Service Providers ("ISPs"), wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers ("ILECs") for a broad array of high quality voice, data, video transport and other telecommunications services.

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 1.85 shares of Common Stock or approximately 72.6 million WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the BFP Merger have been restated to include the results of BFP for all periods presented. Separate and combined unaudited results of operations for the three months ended March 31, 1997 are as follows (in thousands, except per share data):


                                                                      For the Three Months
                                                                      Ended March 31, 1997
                                                                      --------------------
     Revenues:
       BFP                                                               $    20,550
       WorldCom                                                            1,677,239
       Intercompany elimination                                                 (995)
                                                                         -----------
                      Combined                                           $ 1,696,794
                                                                         ===========


     Net income (loss) before extraordinary items:
       BFP                                                               $   (24,666)
       WorldCom                                                               49,664
                                                                         -----------
                      Combined                                           $    24,998
                                                                         ===========

     Combined earnings per share:
       Basic                                                             $      0.02
                                                                         ===========
       Diluted                                                           $      0.02
                                                                         ===========




On November 9, 1997, WorldCom entered into an Agreement and Plan of Merger (the "MCI/WorldCom Merger Agreement") with MCI Communications Corporation ("MCI") and a wholly owned acquisition subsidiary of WorldCom ("MCI Merger Sub"), providing for the merger (the "MCI/WorldCom Merger") of MCI with and into MCI Merger Sub, with MCI Merger Sub surviving as a wholly owned subsidiary of WorldCom. As a result of the MCI/WorldCom Merger, the separate corporate existence of MCI will cease, and MCI Merger Sub (which will be renamed "MCI Communications Corporation") will succeed to all the rights and be responsible for all the obligations of MCI in accordance with the Delaware General Corporation Law. Subject to the terms and conditions of the MCI/WorldCom Merger Agreement, each share of MCI common stock, par value $0.10 per share ("MCI Common Stock"), outstanding immediately prior to the effective time of the MCI/WorldCom Merger (the "MCI/WorldCom Effective Time") will be converted into the right to receive that number of shares of Common Stock equal to the MCI Exchange Ratio (as defined below), and each share of MCI Class A common stock, par value $.10 per share ("MCI Class A Common Stock"), outstanding immediately prior to the MCI/WorldCom Effective Time will be converted into the right to receive $51.00 in cash, without interest thereon. The "MCI Exchange Ratio" means the quotient (rounded to the nearest 1/10,000) determined by dividing $51.00 by the average of the high and low sales prices of Common Stock (the "MCI/WorldCom Average Price") as reported on The Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the MCI/WorldCom Effective Time; provided, however, that the MCI Exchange Ratio will not be less than 1.2439 or greater than 1.7586. Cash will be paid in lieu of the issuance of any fractional share of WorldCom Common Stock in the MCI/WorldCom Merger.

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

(C) EARNINGS PER SHARE

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in thousands, except per share data):


                                                                      For the Three Months
                                                                        Ended March 31,
                                                                 ----------------------------
                                                                    1998             1997
                                                                 -----------      -----------
Basic
Net income (loss) before extraordinary items                     $  (280,384)     $    24,998
Preferred stock dividends                                              6,602            6,610
                                                                 -----------      -----------
Net income (loss) applicable to common shareholders
  before extraordinary items                                     $  (286,986)     $    18,388
                                                                 ===========      ===========
Weighted average shares outstanding                                1,011,662          947,761
                                                                 ===========      ===========
Basic earnings (loss) per share
  before extraordinary items                                     $     (0.28)     $      0.02
                                                                 ===========      ===========
Diluted
Net income (loss) applicable to common shareholders
 before extraordinary items                                      $  (286,986)     $    18,388
Add back:
  Preferred stock dividends                                             --              6,610
                                                                 -----------      -----------
Net income (loss) applicable to common shareholders              $  (286,986)     $    24,998
                                                                 ===========      ===========

Weighted average shares outstanding                                1,011,662          947,761
Common stock equivalents                                                --             30,168
Common stock issuable upon conversion of:
  Preferred stock                                                       --             33,940
                                                                 -----------      -----------
Diluted shares outstanding                                         1,011,662        1,011,869
                                                                 ===========      ===========
Diluted earnings (loss) per share before extraordinary items     $     (0.28)     $      0.02
                                                                 ===========      ===========

(D) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the three months ended March 31, 1998 and 1997 amounted to $152.9 million and $61.7 million, respectively. Income taxes paid during the three months ended March 31, 1998 and 1997 were $0.7 million and $6.9 million, respectively. In conjunction with business combinations during the three months ended March 31, 1998 and 1997, assumed assets and liabilities were as follows (in thousands):


                                                         For the Three Months
                                                            Ended March 31,
                                                     ----------------------------
                                                         1998             1997
                                                     -----------      -----------
Fair value of assets acquired                        $   401,816      $    19,598
Excess of cost over net tangible assets acquired       1,343,963           97,675
Liabilities paid (assumed)                              (443,641)         188,932
Common stock issued                                   (1,261,901)         (15,728)
                                                     -----------      -----------
                                                     $    40,237      $   290,477
                                                     ===========      ===========

(E) BROOKS FIBER MERGER COSTS

In the first quarter of 1998, the Company recorded a one-time charge for employee severance, alignment charges and direct merger costs associated with the BFP Merger. The following table reflects the components of the significant items shown as Brooks Fiber merger costs for the three months ended March 31, 1998 (in thousands):


Direct merger costs                                       $17,217
Severance costs                                             8,349
Alignment charges                                          43,924
                                                          -------
                                                          $69,490
                                                          =======


(F) LONG-TERM DEBT

In connection with the BFP Merger, the Company announced on February 27, 1998 that it had commenced an offer (the "Tender Offers") to purchase for cash each of the following series of debt: the 10-7/8% Senior Discount Notes of BFP due 2006, the 11-7/8% Senior Discount Notes of BFP due 2006 and the 10% Senior Discount Notes of BFP due 2007 (collectively, the "BFP Notes"). WorldCom offered to pay each registered holder of the BFP Notes, in the case of the 10-7/8% Senior Discount Notes, 118.586% of their accreted value as of the date of the purchase, in the case of the 11-7/8% Senior Discount Notes, 127.104% of their accreted value as of the date of purchase, and in the case of the 10% Senior Notes, 117.615% of their principal amount, plus accrued interest to the date of purchase. The accreted value per $1,000 principal amount at stated maturity as of the tender purchase date of March 27, 1998, was $733.42 for the 10-7/8% Senior Discount Notes, and $660.57 for the 11-7/8% Senior Discount Notes. The accrued interest of the 10% Senior Notes per $1,000 principal amount at stated maturity to such date was $32.22. Concurrently with the Tender Offers, WorldCom obtained the requisite consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes.

On March 27, 1998, the Company accepted all BFP Notes validly tendered. As of the expiration of the offers at 11:59 p.m., New York City time, March 26, 1998, WorldCom had received valid tenders and consents from holders of approximately $424.9 million of principal amount at stated maturity of 10-7/8% Senior Discount Notes due 2006 of BFP (or approximately 99.96% of total outstanding), from holders of $400.0 million of principal amount at stated maturity of 11-7/8% Senior Discount Notes due 2006 of BFP (or 100% of total outstanding), and from holders of approximately $241.0 million of principal amount at stated maturity of 10% Senior Notes due 2007 of BFP (or approximately 96.4% of total outstanding).

The funds required to pay all amounts required under the Tender Offers were obtained by WorldCom from available working capital and lines of credit. Such lines of credit included a new $1.25 billion 364-day revolving credit facility which became effective in February 1998. In connection with the Tender Offers and related refinancings, WorldCom recorded an extraordinary accounting item of $128.7 million, net of income tax benefit of $77.6 million in the first quarter of 1998.

(G) CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT

In the first quarter of 1998, the Company recorded a $429 million charge for in-process research and development related to the CompuServe Merger and AOL Transaction. The charge is based on a valuation analysis of CNS and ANS technologies including the companies' virtual private data networks, application hosting products, security systems, next generation network architectures, and certain other identified research and development projects purchased in the CompuServe Merger and AOL Transaction. At the date of the CompuServe Merger and AOL Transaction, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses.

(H) COMPREHENSIVE INCOME

Effective January 1, 1998, WorldCom adopted SFAS No. 130 "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The following table reflects the calculation of comprehensive income (loss) for WorldCom for the three months ended March 31, 1998 and 1997 (in thousands):


                                                           For the Three Months
                                                             Ended March 31,
                                                         ------------------------
                                                           1998           1997
                                                         ---------      ---------
Net income (loss) applicable to common shareholders      $(415,717)     $  18,388
                                                         ---------      ---------
Other comprehensive income (loss):
  Foreign currency translation losses                       (8,862)       (16,939)
  Unrealized holding gains (losses)                         26,354        (14,819)
                                                         ---------      ---------
Other comprehensive income (loss) before tax                17,492        (31,758)
Income tax (expense) benefit                                (9,909)         5,572
                                                         ---------      ---------
Other comprehensive income (loss)                            7,583        (26,186)
                                                         ---------      ---------
Comprehensive loss applicable to common shareholders     $(408,134)     $  (7,798)
                                                         =========      =========



(I) CONTINGENCIES

FEDERAL REGULATION. On February 8, 1996, President Clinton signed the Telecom Act, which permits the Bell System Operating Companies ("BOCs") to provide domestic and international long distance services to customers located outside of the BOCs' home regions; permits a petitioning BOC to provide domestic and international long distance services to customers within its operating area on a state by state basis upon a finding by the FCC that a petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there were significant changes in: the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted and, in most instances completed, proceedings addressing the implementation of this legislation.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulation risks including the impact of the Telecom Act, contingent liabilities, and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 1998 and 1997 after giving effect to the BFP Merger, which was accounted for as a pooling-of-interests. The information should be read in conjunction with the consolidated financial statements and notes thereto contained herein and in the Form 10-K and with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K.

Unless otherwise defined, capitalized terms used herein have the meanings assigned to them in the Notes to Consolidated Financial Statements contained herein.

GENERAL

The Company is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. The Company's operations have grown significantly in each year of its operations as a result of internal growth, the selective acquisition of smaller telecommunications companies with limited geographic service areas and market shares, the consolidation of certain third tier long distance carriers with larger market shares, and international expansion.

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

On January 31, 1998, WorldCom also acquired ANS from AOL, and has entered into five year contracts with AOL under which WorldCom and its subsidiaries will provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services Division and received a $175 million cash payment from WorldCom. WorldCom retained the CNS division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan, and also designs, develops and operates high performance wide-area networks for business, research, education and governmental organizations.

On January 29, 1998, WorldCom, through a wholly owned subsidiary, merged with BFP. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier ("CLEC"), in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide IXCs, ISPs, wireless carriers and business, government and institutional end users with an alternative to the ILECs for a broad array of high quality voice, data, video transport and other telecommunications services.

On November 9, 1997, WorldCom entered into the MCI/WorldCom Merger Agreement with MCI and MCI Merger Sub, providing for the MCI/WorldCom Merger, pursuant to which MCI would merge with and into MCI Merger Sub, with MCI Merger Sub surviving as a wholly owned subsidiary of WorldCom. Subject to the terms and conditions of the MCI/WorldCom Merger Agreement, each share of MCI Common Stock outstanding immediately prior to the MCI/WorldCom Effective Time will be converted into the right to receive that number of shares of WorldCom Common Stock equal to the MCI Exchange Ratio, and each share of MCI Class A Common Stock outstanding immediately prior to the MCI/WorldCom Effective Time will be converted into the right to receive $51.00 in cash, without interest thereon. The "MCI Exchange Ratio" means the quotient (rounded to the nearest 1/10,000) determined by dividing $51.00 by the MCI/WorldCom Average Price as reported on The Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the MCI/WorldCom Effective Time; provided, however, that the MCI Exchange Ratio will not be less than 1.2439 or greater than 1.7586. Cash will be paid in lieu of the issuance of any fractional share of WorldCom Common Stock in the MCI/WorldCom Merger.

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

Pursuant to the BT Agreement among MCI, WorldCom and BT, the prior BT/MCI Merger Agreement was terminated, and WorldCom agreed to pay BT an alternative transaction fee of $450 million and expenses of $15 million payable to BT in accordance with the BT/MCI Merger Agreement. These fees were paid on November 12, 1997. WorldCom also agreed to pay to BT an additional payment of $250 million in the event that WorldCom is required to make the $1.635 billion payment to MCI in accordance with the MCI/WorldCom Merger Agreement. In addition, pursuant to the BT Agreement, BT voted (or caused to be voted) its shares of MCI Class A Common Stock in favor of the MCI/WorldCom Merger Agreement and the approval of the other transactions contemplated by the MCI/WorldCom Merger Agreement.

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

The Company's strategy is to become a fully integrated communications company that would be well positioned to take advantage of growth opportunities in global telecommunications. Consistent with this strategy, the Company believes that transactions such as the CompuServe Merger, the AOL Transaction and, if consummated, the MCI/WorldCom Merger enhance the combined entity's opportunities for future growth, create a stronger competitor in the changing telecommunications industry, allow provision of end-to-end bundled service over global networks, and provide the opportunity for significant cost savings and operating efficiencies for the combined organization.

The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges and the most significant portion of the Company's line costs is access charges, which are highly regulated. The FCC revised its rules regarding access charges in a manner that will, over time, revamp the access rate element structure and, over the near term, reduce the overall access revenues collected by the ILECs. The FCC's rate element restructuring is intended to align costs with the manner in which they are incurred by the ILECs. As a result, the usage based system has been replaced with a system composed of a combination of flat rate charges and usage based charges. The FCC has also implemented subsidy systems for local telephone services and services to schools, libraries, and hospitals. The subsidy systems will result in additional charges being placed on all telecommunications providers, which charges may be directly recovered from the end users. In addition, various state regulatory agencies are considering adoption of subsidy systems that could cause rate adjustments to the access services obtained by the Company and to retail rates. The Company cannot predict what effect continued regulation and increased competition between LECs and other IXCs will have on future access charges or the Company's business. However, the Company believes that it will be able to continue to reduce transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.


                                                                                            For the Three Months
                                                                                              Ended March 31,
                                                                                           ---------------------
                                                                                             1998         1997
                                                                                             ------       ------
         Revenues ......................................................................        100%         100%

         Line costs ....................................................................       48.8         54.3
         Selling, general and administrative ...........................................       20.4         22.9
         Depreciation and amortization .................................................       12.7         13.6
         Brooks Fiber merger costs .....................................................        3.0         --
         Charge for in-process research and development ................................       18.3         --
                                                                                             ------       ------
         Operating income (loss) .......................................................       (3.2)         9.2
         Other income (expense):
             Interest expense ..........................................................       (4.3)        (5.3)
             Miscellaneous .............................................................        0.5          0.8
                                                                                             ------       ------
         Income (loss) before income taxes and extraordinary item ......................       (7.0)         4.7
         Provision for income taxes ....................................................        4.9          3.2
                                                                                             ------       ------
         Net income (loss) before extraordinary item ...................................      (11.9)         1.5
         Extraordinary item ............................................................       (5.5)        --
                                                                                             ------       ------
         Net income (loss) .............................................................      (17.4)         1.5
         Preferred dividend requirement ................................................        0.3          0.4
                                                                                             ------       ------
         Net income (loss) applicable to common shareholders ...........................      (17.7)%        1.1%
                                                                                             ======       ======

THREE MONTHS ENDED MARCH 31, 1998 VS.
  THREE MONTHS ENDED MARCH 31, 1997

Revenues for the three months ended March 31, 1998 increased 38% to $2.35 billion on 11.80 billion revenue minutes as compared to $1.70 billion on 8.59 billion revenue minutes for the three months ended March 31, 1997. The increase in total revenues and minutes is primarily attributable to the internal growth of the Company, the CompuServe Merger and the AOL Transaction as outlined in the next paragraph. Prior year results have been restated to reflect the BFP Merger, which was accounted for as a pooling-of-interests.

The following table highlights the source of WorldCom's internal growth by major line of business. The pro forma and actual revenue increases for the three months ended March 31, 1998 and 1997 reflect the following increases by category (dollars in millions):


                               Three Months Ended March 31,
                          -------------------------------------
                           Actual     Pro Forma
                            1998         1997           Change
                          --------     --------        --------
REVENUES
Domestic switched         $1,161.8     $  962.7           21%
Domestic private line        496.4        359.5           38%
International                259.7        163.8           59%
Internet                     392.2        216.0           82%
                          --------     --------
CORE REVENUES              2,310.1      1,702.0           36%
                          --------     --------
Other                         39.9         99.5          (60%)
                          --------     --------
TOTAL REVENUES            $2,350.0     $1,801.5           30%
                          ========     ========


The following discusses the results of operations for the three months ended March 31, 1998 as compared to pro forma results for the comparable prior year period. The pro forma results assume that the CompuServe Merger and the AOL Transaction occurred at the beginning of 1997. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the CompuServe Merger, AOL Transaction and the internal growth of the Company.

Domestic switched services revenue increased 21% for the three months ended March 31, 1998. Strong long distance volume gains in all domestic sales channels, combined with an increasing mix of local, were the primary contributors to this increase. The strong volume growth was offset partially by access charge reform pass throughs and changing product mix. Domestic switched revenues include both long distance and local switched revenues. While the Company continues to show significant percentage gains in switched local, it is still a relatively small component of total Company revenues. However, the Company expects that due to its local initiatives, and, if consummated, the MCI/WorldCom Merger, revenues attributable to local switched services will grow rapidly during the remainder of 1998 and beyond.

Domestic private line revenues increased 38% for the three months ended March 31, 1998. The particularly strong revenue growth for private line and frame relay services continues to be fueled by tremendous commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. Domestic private line includes both long distance and local dedicated bandwidth sales. As of March 31, 1998, the Company had 11.7 million domestic local voice grade equivalents and 27,185 connected buildings. Local route miles of connected fiber are in excess of 6,500 and domestic long distance route miles are in excess of 20,000. The combination of MCI and WorldCom's operations is expected to enhance WorldCom's local presence.

International revenues - those revenues originating outside of the U.S. - were up 59% to $260 million for the three months ended March 31, 1998. During the first quarter of 1998, over 4,000 miles of transatlantic cable was commissioned for service and now provides WorldCom the capability to connect from end-to-end over 4,000 buildings in Europe with over 27,000 buildings in the U.S. - all over Company-owned high capacity circuits. In Europe, the Company has over 400 route miles of local fiber and over 1,500 long distance route miles.

Internet revenues for the first quarter were $392 million. CNS and ANS revenues were included following the completion of the transactions on January 31, 1998. On a pro forma basis, including CNS/ANS for the same time period in both years, Internet revenues increased 82%. On an internal growth basis, Internet revenues would have been $230 million, up 107% year-over-year.

Other revenues for the first quarter of 1998 were $40 million, down 60% compared with first quarter 1997. Other revenues include MFS Network Technologies of $32 million and systems and consulting sales of $8 million. Operator services and broadcast operations were sold in the third quarter 1997. On a recast basis, excluding the results of the operator services and broadcast operations divisions in both periods, other revenues were down 32% for the first quarter due to the timing of transportation construction contracts within the Network Technologies group.

In April 1998, the Company entered into an Agreement and Plan of Merger, pursuant to which WorldCom will sell the Network Technologies group to Able Telcom Holding Corp. The transaction is conditioned upon, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Closing is expected to occur as soon as practicable after satisfaction or waiver of customary closing conditions.

Line costs as a percentage of revenues for the three months ended March 31, 1998 was 48.8% as compared to 54.3% reported for the same period of the prior year. These decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of CNS and ANS into the Company's operations and were offset in part by universal service fund costs recorded in the first quarter of 1998. Additionally, access charge reductions beginning in July 1997 reduced total line cost expense by approximately $29 million for the first three months in 1998. While access charge reductions were primarily passed through to the customer, line costs as a percentage of revenues was positively affected by more than half of a percentage point.

Selling, general and administrative expenses for the first quarter of 1998 were $478.1 million or 20.4% of revenues as compared to $388.2 million or 22.9% of revenues as reported for same period of the prior year. The decrease in selling, general and administrative expenses as a percentage of revenues for the first quarter of 1998 results from the assimilation of recent acquisitions into the Company's strategy of cost control.

Depreciation and amortization expense for 1998 increased to $298.6 million or 12.7% of revenues from $231.6 million or 13.6% of revenues for the first quarter of 1997. This increase reflects increased amortization associated with the CompuServe Merger and AOL Transaction and additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

In the first quarter of 1998, the Company recorded a $69.5 million pre-tax charge for employee severance, alignment charges and direct merger costs associated with the BFP Merger. On an after-tax basis, this charge was $47.1 million and is reflected in operating loss for the three months ended March 31, 1998.

In the first quarter of 1998, the Company also recorded a $429 million charge for in-process research and development related to the CompuServe Merger and AOL Transaction. The charge is based on a valuation analysis of CNS and ANS technologies including the companies' virtual private data networks, application hosting products, security systems, next generation network architectures, and certain other identified research and development projects purchased in the CompuServe Merger and AOL Transaction. At the date of the CompuServe Merger and AOL Transaction, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses.

For the three months ended March 31, 1998, interest expense was $102.2 million or 4.3% of revenues, as compared to $90.2 million or 5.3% of revenues for the three months ended March 31, 1997. The increase in interest expense is attributable to higher debt levels as the result of higher capital expenditures and the 1997 fixed rate debt financings, offset by lower interest rates in effect on the Company's variable rate long-term debt. For the three months ended March 31, 1998 and 1997, weighted average annual interest rates on the Company's total long-term debt were 7.3% and 7.4%, respectively, while weighted average annual levels of borrowing were $7.88 billion, and $5.29 billion, respectively.

In the first quarter of 1998, the Company recorded an extraordinary item totaling $128.7 million, net of income tax benefit of $77.6 million. The charge was recorded in connection with the tender offers and related refinancings of outstanding debt of BFP discussed below.

For the three months ended March 31, 1998, net income, before non-recurring charges, increased to $192.7 million from $25.0 million in the comparable prior year period. Diluted earnings per common share, before non-recurring charges increased to $0.18 per share versus $0.02 per share for the comparable 1997 period. Including the non-recurring, after-tax charges, the Company reported a net loss of $415.7 million or $0.41 per share for the first three months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's total debt was $8.34 billion, an increase of $913.7 million from December 31,

1997 as a result of the BFP Tender Offers and related refinancings (discussed below) and increased capital expenditures.

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

On March 27, 1998, the Company accepted all BFP Notes validly tendered. As of the expiration of the offers at 11:59 p.m., New York City time, March 26, 1998, WorldCom had received valid tenders and consents from holders of approximately $424.9 million of principal amount at stated maturity of 10-7/8% Senior Discount Notes due 2006 of BFP (or approximately 99.96% of total outstanding), from holders of $400.0 million of principal amount at stated maturity of 11-7/8% Senior Discount Notes due 2006 of BFP (or 100% of total outstanding), and from holders of approximately $241.0 million of principal amount at stated maturity of 10% Senior Notes due 2007 of BFP (or approximately 96.4% of total outstanding).

The funds required to pay all amounts required under the Tender Offers were obtained by WorldCom from available working capital and lines of credit. Such lines of credit included a new $1.25 billion 364-day revolving credit facility which became effective in February 1998. In connection with the Tender Offers and related refinancings, WorldCom recorded an extraordinary accounting item of $128.7 million, net of income tax benefit of $77.6 million in the first quarter of 1998.

As of March 31, 1998, the Company had available liquidity of $1.42 billion under its existing credit facilities (which are described in the Form 10-K) and from available cash and marketable securities.

For the three months ended March 31, 1998, the Company's cash flow from operations was $274.0 million, increasing 49% from $184.1 million in the comparable period for 1997. The increase in cash flow from operations was primarily attributable to internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of recent acquisitions into the Company's operations.

In 1998, the Company's existing receivables purchase agreement generated additional proceeds of $34.5 million, bringing the total amount outstanding to $451.3 million. The Company used these proceeds to reduce outstanding debt under the Company's existing credit facilities. As of March 31, 1998, the purchaser owned an undivided interest in a $1.08 billion pool of receivables which includes the $451.3 million sold.

Cash used in investing activities for the three months ended March 31, 1998 totaled $1.17 billion and included capital expenditures of $961.5 million and acquisition and related costs of $40.2 million. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. At least $3.3 billion is currently anticipated for transmission and communications equipment, construction and other capital expenditures in 1998 without regard to pending or other possible future acquisitions. Acquisition and related costs includes the costs associated with the CompuServe Merger and AOL Transaction.

Included in cash flows from financing activities are payments of $6.6 million for preferred dividend requirements. The Company has never paid cash dividends on its Common Stock. The depositary shares ("Depository Shares"), each representing 1/100th interest in a share of Series A 8% Cumulative Convertible Preferred Stock of WorldCom

("WorldCom Series A Preferred Stock"), are entitled to receive dividends, when, as, and if they are declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends are payable in cash or in shares of WorldCom Common Stock, at the election of the Company. The Company paid the dividends for the first quarter of 1998 and will pay the dividends for the second quarter of 1998 in cash. Dividends on the Series B Convertible Preferred Stock of WorldCom ("WorldCom Series B Preferred Stock") accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of WorldCom Common Stock at the Company's election.

On May 15, 1998, the Company announced that it has elected to redeem on May 31, 1998 (the "Redemption Date"), all of the outstanding shares of WorldCom Series A Preferred Stock and related Depositary Shares. On the Redemption Date, each Depositary Share will be redeemed for 0.79511 shares of Common Stock. The Company will pay cash in lieu of any fractional share of Common Stock. The Depositary Shares are convertible into 3.44274 shares of Common Stock for each Depositary Share plus payment of unpaid dividends at any time prior to the close of business on the Redemption Date. Accordingly, WorldCom expects that all of the holders of Depositary Shares will convert their shares into Common Stock prior to redemption.

From and after the Redemption Date, (i) dividends on the WorldCom Series A Preferred Stock and the Depositary Shares shall cease to accrue, (ii) the WorldCom Series A Preferred Stock and the Depositary Shares shall no longer be deemed to be outstanding and (iii) all rights of the holders of Receipts evidencing Depositary Shares shall cease (except the rights to receive the shares of Common Stock and cash in lieu of any fractional shares thereof payable upon such redemption, without interest thereon, upon surrender and endorsement of Receipts evidencing Depositary Shares).

The Call Price per Share of WorldCom Series A Preferred Stock and the Current Market Price per share of Common Stock used for purposes of determining the exchange rate were $3,417.00 and $42.975 respectively. The Current Market Price is the lesser of (i) the average of the high and low sales prices of the Common Stock as reported on The Nasdaq National Market for the 10 consecutive trading days ending on and including the date of determination, which was May 14, 1998, or (ii) the closing price of the Common Stock on The Nasdaq National Market on the date of determination. The number of shares of Common Stock to be exchanged for each outstanding share of WorldCom Series A Preferred Stock is the result of dividing the Call Price by the Current Market Price.

In connection with the MCI/WorldCom Merger, WorldCom has agreed to pay BT $51.00 in cash without interest for each of the Class A Shares of MCI stock it owns, or $6.94 billion in the aggregate. Additionally, WorldCom paid BT a fee of $465 million to induce BT to terminate the previously signed BT/MCI Merger Agreement and to enter into the BT Agreement. WorldCom expects to fund the remaining commitment through a combination of commercial bank and public debt financings. The MCI/WorldCom Merger is expected to close by mid-year 1998, and therefore funding of this commitment is not expected to occur until the second half of 1998. Increases in interest rates on WorldCom's debt would have an adverse effect upon WorldCom's reported net income and cash flow. WorldCom believes that the combined operations of WorldCom, CNS, ANS, and, upon consummation of the MCI/WorldCom Merger, MCI, will generate sufficient cash flow to service WorldCom's debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond WorldCom's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service WorldCom's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

The Company has historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company expects to experience increased capital intensity due to network expansion and merger related expenses as noted above and believes that funding needs in excess of internally generated cash flow and the Company's existing credit facilities will be met by accessing the debt markets. The Company has filed shelf registration statements on Form S-3 with the SEC for the sale, from time to time, of one or more series of unsecured debt securities having an aggregate value of $6.0 billion. The Company expects to utilize the shelf registrations in connection with the MCI/WorldCom Merger and the $6.94 billion payment to BT during 1998. No assurance can be given that any public financing will be available on terms acceptable to the Company.

The Company believes that the CompuServe Merger and the AOL Transaction will generate sufficient cash flow to adequately fund the capital requirements of these businesses. As a result of the CompuServe Merger, the AOL Transaction and, if consummated, the MCI/WorldCom Merger, the Company believes that the operating and capital synergies from the integration of these acquisitions into WorldCom's operations will further enhance the cash flow contribution for the Company.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including $1.32 billion under its existing credit facilities, and funds anticipated to be received from commercial bank debt and debt to be issued under the shelf registration statements will be more than adequate to meet the Company's capital needs for the remainder of 1998.

YEAR 2000 ISSUES

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

No material changes from December 31, 1997 to March 31, 1998.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities and Use of Proceeds.

           None

Item 3.    Defaults upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

On March 11, 1998, the Company held a Special Meeting of Shareholders for the purpose of considering and voting upon a proposal to approve the issuance of Common Stock to shareholders of MCI in connection with the MCI/WorldCom Merger. The tabulation of the voting is as follows:

For                                             718,873,666
Against                                           2,296,105
Abstentions and Broker Non-Votes                  2,607,853

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

           A.   Exhibits

                See Exhibit Index

           B.   Reports on Form 8-K

               (i) Current Report on Form 8-K/A-1 dated November 9, 1997 (filed January 27, 1998) reporting under Item 5, Other Events, information related to the MCI/WorldCom Merger, the CompuServe Merger, the AOL Transaction and the BFP Merger, as well as the management and shareholders of WorldCom.

               (ii) Current Report on Form 8-K/A-2 dated November 9, 1997
                    (filed January 28, 1998) reporting under Item 5, Other Events, information relating to MCI under Item 7(a) Financial Statements of Businesses Acquired, the following financial statements:

                         MCI  Communications Corporation and Subsidiaries
                                - for the fiscal years ended December 31,
                                    1994, 1995, and 1996:

                                      Consolidated Income Statements
                                      Consolidated Balance Sheets
                                      Consolidated Statements of Cash Flows
                                      Consolidated Statements of Stockholders'
                                        Equity
                                      Management's Discussion and Analysis of
                                        Financial Condition and Results of
                                         Operations

                         MCI  Communications Corporation and Subsidiaries
                                - for the nine month periods ended September
                                    30, 1996 and 1997 (unaudited):

                                      Consolidated Statements of Operations
                                      Consolidated Balance Sheets
                                      Consolidated Statements of Cash Flows
                                      Consolidated Statements of Stockholders'
                                        Equity
                                      Notes to Interim Consolidated Financial
                                        Statements
                                      Management's Discussion and Analysis of
                                        Financial Condition and Results of
                                         Operations

                         WorldCom,  Inc. - for the nine month period ended
                                September 30, 1997 and for the fiscal year
                                    ended December 31, 1996:

                                      Pro Forma Financial Information
                                      Pro Forma Condensed Combined Balance
                                        Sheet as of September 30, 1997
                                      Pro Forma Condensed Combined Statement of
                                        Operations for the nine months ended
                                          September 30, 1997
                                      Pro Forma Condensed Combined Statement
                                        of Operations for the fiscal year ended
                                          December 31, 1996
                                      Notes to Pro Forma Financial Statements
                                      Additional Pro Forma Presentation

               (iii) Current Report on Form 8-K dated August 22, 1997 (filed
                     February 12, 1998) reporting under Item 2, Acquisition or Disposition of Assets, Item 5, Other Events, and Item 7, Financial Statements and Exhibits, information related to the completion of the BFP Merger, the CompuServe Merger and the AOL Transaction.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.


                                   WORLDCOM, INC.



                                   By:   /s/ Scott D. Sullivan
                                         --------------------------------------
                                         Scott D. Sullivan
Dated:  May 15, 1998                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------


2.1  Agreement and Plan of Merger dated as of November 9, 1997 among WorldCom.,
     Inc., TC Investments Corp. and MCI Communications Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 9, 1997 (filed November 12, 1997))*

2.2 Agreement dated as of November 9, 1997 among British Telecommunications plc, WorldCom, Inc. and MCI Communications Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated
     November 9, 1997 (filed November 12, 1997))*))*

2.3 Agreement and Plan of Merger, dated as of September 7, 1997, by and among H&R Block, Inc., H&R Block Group, Inc., CompuServe Corporation, WorldCom,
     Inc., and Walnut Acquisition Company, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
     September 7, 1997 (File No. 0-11258))*

2.4  Purchase and Sale Agreement by and among America Online, Inc., ANS
     Communications, Inc. and WorldCom, Inc., dated as of September 7, 1997
     (incorporated herein by reference to Exhibit 2.4 to the Company's Current
     Report on Form 8-K dated September 7, 1997 (File No. 0-11258))*

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

4.2 Restated Bylaws of WorldCom, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-11258))

10.1 364-Day Revolving Credit and Term Loan Agreement among WorldCom, Inc.,
     Borrower, NationsBank of Texas N.A., Administrative Agent and the lenders name therein, dated as of February 19, 1998 (incorporated by reference to Exhibit 10.3 to WorldCom's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)*

27.1 Financial Data Schedule

27.2 Restated Financial Data Schedule - March 31, 1997


*The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission.