Form 10-Q
period 1998-06-30
WORLDCOM INC /GA/
filed 1998-08-14
CIK 723527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

                                 Yes |X| No |_|

      The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,071,304,490 on July 31, 1998.

--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------

PART I.        FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets as of
                June 30, 1998 and December 31, 1997.........................  3

                Consolidated Statements of Operations
                for the three and six months ended June 30, 1998
                and June 30, 1997...........................................  4

                Consolidated Statements of Cash Flows for
                the six months ended  June 30, 1998 and
                June 30, 1997...............................................  5

                Notes to Consolidated Financial Statements..................  6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations............... 15

      Item 3.   Quantitative and Qualitative Disclosure About Market Risk .. 26

PART II.       OTHER INFORMATION

      Item 1.   Legal Proceedings........................................... 26

      Item 2.   Changes in Securities and Use of Proceeds................... 26

      Item 3.   Defaults Upon Senior Securities............................. 26

      Item 4.   Submission of Matters to a Vote
                of Securities Holders....................................... 26

      Item 5.   Other Information........................................... 27

      Item 6.   Exhibits and Reports on Form 8-K............................ 27

Signature .................................................................. 29

Exhibit Index .............................................................. 30

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars, Except Per Share Data)

                                                                                             June 30,     December 31,
                                                                                               1998           1997
                                                                                           ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $     84,153   $    154,591
  Marketable securities                                                                             347         53,516
  Accounts receivable, net of allowance for bad debts of  $234,110 in 1998
    and $203,076 in 1997                                                                      1,789,144      1,240,731
  Income taxes receivable                                                                         5,343          5,422
  Other current assets                                                                          514,539        419,727
                                                                                           ------------   ------------
         Total current assets                                                                 2,393,526      1,873,987
                                                                                           ------------   ------------
Property and equipment:
  Transmission equipment                                                                      5,685,688      4,156,319
  Communications equipment                                                                    2,847,533      2,493,363
  Furniture, fixtures and other                                                               1,189,099        919,687
                                                                                           ------------   ------------
                                                                                              9,722,320      7,569,369
  Less - accumulated depreciation                                                            (1,183,999)      (855,168)
                                                                                           ------------   ------------
                                                                                              8,538,321      6,714,201
                                                                                           ------------   ------------
Goodwill and other intangible assets                                                         14,824,341     13,881,505
Deferred tax asset                                                                              410,766        404,864
Other assets                                                                                    914,857        721,229
                                                                                           ------------   ------------
                                                                                           $ 27,081,811   $ 23,595,786
                                                                                           ============   ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                 $      4,537   $     10,779
  Accounts payable                                                                              448,853        470,389
  Accrued line costs                                                                          1,096,982        867,588
  Accrued interest                                                                              129,159        119,262
  Deferred tax liability                                                                         20,262         59,442
  Other current liabilities                                                                     792,106        546,175
                                                                                           ------------   ------------
     Total current liabilities                                                                2,491,899      2,073,635
                                                                                           ------------   ------------
Long-term liabilities, less current portion:
  Long-term debt                                                                              8,971,132      7,413,333
  Other liabilities                                                                             500,274        307,906
                                                                                           ------------   ------------
         Total long-term liabilities                                                          9,471,406      7,721,239
                                                                                           ------------   ------------

Commitments and contingencies

Shareholders' investment:
  Series A preferred stock, par value $.01 per share; authorized, issued and
    outstanding: none in 1998 and 94,992 shares in 1997 (variable liquidation preference)            --              1
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 12,049,247 shares in 1998 and 12,421,858 in 1997 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                            120            124
  Preferred stock, par value $.01 per share; authorized: 34,905,008 shares
    in 1998 and 1997; none issued                                                                    --             --
  Common stock, par value $.01 per share; authorized: 2,500,000,000 shares; issued
    and outstanding: 1,069,105,049 shares in 1998 and 981,615,661 shares in 1997                 10,691          9,816
  Additional paid-in capital                                                                 17,061,223     15,530,551
  Unrealized holding gain on marketable equity securities                                        14,747         33,883
  Retained earnings (deficit)                                                                (1,968,275)    (1,773,463)
                                                                                           ------------   ------------
        Total shareholders' investment                                                       15,118,506     13,800,912
                                                                                           ------------   ------------
                                                                                           $ 27,081,811   $ 23,595,786
                                                                                           ============   ============

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                               For the Three Months        For the Six Months
                                                                                  Ended June 30,              Ended June 30,
                                                                            -------------------------   -------------------------
                                                                               1998           1997          1998          1997
                                                                            -----------   -----------   -----------   -----------
Revenues                                                                    $ 2,610,477   $ 1,796,862   $ 4,960,444   $ 3,493,656
                                                                            -----------   -----------   -----------   -----------

Operating expenses:
  Line costs                                                                  1,260,020       937,237     2,406,969     1,858,714
  Selling, general and administrative                                           523,769       401,290     1,001,900       789,489
  Depreciation and amortization                                                 331,848       240,060       630,428       471,699
  Brooks Fiber merger costs                                                          --            --        69,490            --
  Charge for in-process research and development                                     --            --       429,000            --
                                                                            -----------   -----------   -----------   -----------
        Total                                                                 2,115,637     1,578,587     4,537,787     3,119,902
                                                                            -----------   -----------   -----------   -----------
Operating income                                                                494,840       218,275       422,657       373,754
Other income (expense):
  Interest expense                                                             (107,746)      (95,949)     (209,994)     (186,109)
  Miscellaneous                                                                   9,945         7,313        22,192        20,794
                                                                            -----------   -----------   -----------   -----------
Income before income taxes and extraordinary items                              397,039       129,639       234,855       208,439
Provision for income taxes                                                      169,535        85,158       287,735       138,960
                                                                            -----------   -----------   -----------   -----------
Net income (loss) before extraordinary items                                    227,504        44,481       (52,880)       69,479
Extraordinary item (net of income taxes of $77,568 in 1998 and $0 in 1997)           --        (2,857)     (128,731)       (2,857)
Preferred dividend requirement                                                    6,598         6,611        13,200        13,221
                                                                            -----------   -----------   -----------   -----------
Net income (loss) applicable to common shareholders                         $   220,906   $    35,013   $  (194,811)  $    53,401
                                                                            ===========   ===========   ===========   ===========

Earnings (loss) per common share:
  Net income (loss) applicable to common shareholders before extraordinary items:
      Basic                                                                 $      0.21   $      0.04   $     (0.06)  $      0.06
                                                                            ===========   ===========   ===========   ===========
      Diluted                                                               $      0.21   $      0.04   $     (0.06)  $      0.06
                                                                            ===========   ===========   ===========   ===========
  Extraordinary item                                                        $        --   $     (0.00)  $     (0.13)  $     (0.00)
                                                                            ===========   ===========   ===========   ===========

  Net income (loss) applicable to common shareholders :
      Basic                                                                 $      0.21   $      0.04   $     (0.19)  $      0.06
                                                                            ===========   ===========   ===========   ===========
      Diluted                                                               $      0.21   $      0.04   $     (0.19)  $      0.06
                                                                            ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                            For the Six Months
                                                              Ended June 30,
                                                        -------------------------
                                                            1998          1997
                                                        -----------   -----------
Cash flows from operating activities:
Net income (loss)                                       $  (181,611)  $    66,622
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary item                                      128,731         2,857
    Brooks Fiber merger costs                                69,490            --
    Charge for in-process research and development          429,000            --
    Depreciation and amortization                           630,428       471,699
    Provision for losses on accounts receivable              52,508        44,406
    Provision for deferred income taxes                     270,264       108,395
    Accreted interest on debt                                15,462        87,746
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                (675,649)     (201,051)
        Income taxes, net                                        79        18,149
        Other current assets                               (109,075)      (68,444)
        Accrued line costs                                  113,697        22,952
        Accounts payable and other current liabilities      (57,246)      (68,233)
    Other                                                   (66,604)       (5,257)
                                                        -----------   -----------
Net cash provided by operating activities                   619,474       479,841
                                                        -----------   -----------
Cash flows from investing activities:
  Capital expenditures                                   (1,930,782)   (1,332,379)
  Sale of short-term investments, net                        53,169       784,225
  Acquisitions and related costs                           (194,969)     (411,311)
  Increase in intangible assets                             (87,337)      (57,136)
  Proceeds from disposition of long-term assets             104,855        23,417
  Increase in other assets                                 (158,378)     (124,013)
  Decrease in other liabilities                             (11,810)      (19,715)
                                                        -----------   -----------
Net cash used in investing activities                    (2,225,252)   (1,136,912)
                                                        -----------   -----------
Cash flows from financing activities:
  Principal borrowings on debt, net                       1,354,454       385,178
  Common stock issuance                                     194,086       111,971
  Dividends paid on preferred stock                         (13,200)      (13,221)
  Other                                                          --         2,563
                                                        -----------   -----------
Net cash provided by financing activities                 1,535,340       486,491
                                                        -----------   -----------

Net decrease in cash and cash equivalents                   (70,438)     (170,580)
Cash and cash equivalents at beginning of period            154,591       484,609
                                                        -----------   -----------
Cash and cash equivalents at end of period              $    84,153   $   314,029
                                                        ===========   ===========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) General

The financial statements of WorldCom, Inc. (the "Company" or "WorldCom") included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's restated financial statements contained in its Current Report on Form 8-K dated May 28, 1998 (filed May 28,
1998). The results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(B) Business Combinations

On January 31, 1998, WorldCom acquired CompuServe Corporation, a Delaware corporation ("CompuServe"), pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of WorldCom with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of WorldCom.

As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of WorldCom common stock, par value $.01 per share (the "Common Stock" or "WorldCom Common Stock"), or approximately 37.6 million WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions:
Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

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

On January 29, 1998, WorldCom acquired Brooks Fiber Properties, Inc., a Delaware corporation ("BFP"), pursuant to the merger (the "BFP Merger") of a wholly owned subsidiary of WorldCom with and into BFP. Upon consummation of the BFP Merger, BFP became a wholly owned subsidiary of WorldCom. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier, in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers ("IXCs"), Internet Service Providers ("ISPs"), wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers ("ILECs") for a broad array of high quality voice, data, video transport and other telecommunications services.

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

On November 9, 1997, WorldCom entered into an Agreement and Plan of Merger (the "MCI/WorldCom Merger Agreement") with MCI Communications Corporation ("MCI") and a wholly owned acquisition subsidiary of WorldCom ("MCI Merger Sub"), providing for the merger (the "MCI/WorldCom Merger") of MCI with and into MCI Merger Sub, with MCI Merger Sub surviving as a wholly owned subsidiary of WorldCom. As a result of the MCI/WorldCom Merger, the separate corporate existence of MCI will cease, and MCI Merger Sub (which will be renamed "MCI Communications Corporation") will succeed to all the rights and be responsible for all the obligations of MCI in accordance with the Delaware General Corporation Law. Subject to the terms and conditions of the MCI/WorldCom Merger Agreement, each share of MCI common stock, par value $0.10 per share ("MCI Common Stock"), outstanding immediately prior to the effective time of the MCI/WorldCom Merger (the "MCI/WorldCom Effective Time"), other than shares owned by WorldCom or MCI Merger Sub or held by MCI, will be converted into the right to receive that number of shares of WorldCom Common Stock equal to the MCI Exchange Ratio (as defined below), and each share of MCI Class A common stock, par value $0.10 per share ("MCI Class A Common Stock"), outstanding immediately prior to the MCI/WorldCom Effective Time will be converted into the right to receive $51.00 in cash, without interest thereon. The "MCI Exchange Ratio" means the quotient (rounded to the nearest 1/10,000) determined by dividing $51.00 by the average of the high and low sales prices of WorldCom Common Stock (the "MCI/WorldCom Average Price") as reported on The Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the MCI/WorldCom Effective Time; provided, however, that the MCI Exchange Ratio will not be less than 1.2439 or greater than 1.7586. Cash will be paid in lieu of the issuance of any fractional share of WorldCom Common Stock in the MCI/WorldCom Merger.

Based on the number of shares of MCI Common Stock outstanding as of March 31, 1998 and assumed MCI Exchange Ratios of 1.2439 and 1.7586, approximately 731,890,172 shares and 1,034,731,133 shares, respectively, of WorldCom Common Stock would be issued in the MCI/WorldCom Merger. In addition, as of March 31, 1998, outstanding options to purchase shares of MCI Common Stock would be converted in the MCI/WorldCom Merger to options to acquire an aggregate of approximately 103,019,687 shares and 145,647,095 shares, respectively, of WorldCom Common Stock, and the exercise prices would be adjusted to reflect the MCI Exchange Ratio, so that, on exercise, the holders would receive, in the aggregate, the same number of shares of WorldCom Common Stock as they would have received had they exercised prior to the MCI/WorldCom Merger, at the same aggregate exercise price.

The MCI/WorldCom Merger was approved by the MCI stockholders and the WorldCom shareholders at separate meetings held on March 11, 1998. The MCI/WorldCom Merger was subsequently conditionally approved by the U.S. Department of Justice and the European Commission, subject to the divestiture of MCI's Internet services business, as described below. In addition, the MCI/WorldCom Merger is also subject to approvals from the Federal Communications Commission ("FCC") and certain state government bodies. WorldCom anticipates that the MCI/WorldCom Merger will close in the third quarter of 1998.

In May 1998, GTE Corporation ("GTE") and three of its subsidiaries filed suit in the U.S. District Court for the District of Columbia against WorldCom and MCI seeking to enjoin the MCI/WorldCom Merger on the grounds that it violates U.S. antitrust laws. At a scheduling conference in July 1998, the District Court set a trial date for May 10, 1999. WorldCom believes that the complaint is without merit, although there can be no assurance as to the ultimate result of the suit.

Termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions will require MCI to pay WorldCom $750 million as a termination fee and to reimburse WorldCom the $450 million alternative transaction fee paid by WorldCom to British Telecommunications plc ("BT"). Further, termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions, would require WorldCom to pay MCI $1.635 billion as a termination fee.

Pursuant to an agreement (the "BT Agreement") among MCI, WorldCom and BT, the prior merger agreement between BT and MCI (the "BT/MCI Merger Agreement") was terminated, and WorldCom paid to BT an alternative transaction fee of $450 million and expenses of $15 million payable to BT in accordance with the BT/MCI Merger Agreement. WorldCom also agreed to pay to BT an additional payment of $250 million in the event that WorldCom is required to make the $1.635 billion payment to MCI in accordance with the MCI/WorldCom Merger Agreement.

WorldCom is in the process of developing its plan to integrate the operations of MCI which may include certain exit and restructuring costs. As a result of this plan, a charge, which may be material but which cannot now be quantified, is expected to be recognized in the period in which such a restructuring occurs. In addition, WorldCom is conducting asset valuation studies of MCI's tangible and identifiable intangible assets, including in-process research and development projects, for the purpose of allocating the purchase price to the net assets acquired. A preliminary estimate of the one-time charge for purchased in-process research and development projects of MCI is between $6 and $7 billion. This discussion of possible future charges or allocations contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Important factors that could cause actual results to differ materially from such statements include, without limitation, the preliminary nature of such estimates and the need to complete asset valuation studies. See the introductory paragraph to Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company and MCI have certain interconnection or other service agreements between the companies at prevailing market rates in the ordinary course of their businesses. For the six months ended June 30, 1998, the Company recognized revenue of approximately $34 million for services provided by the Company under such agreements. In addition, cost of services during the same period for services provided by MCI was approximately $402 million under such agreements. As of June 30, 1998, amounts payable to MCI, which were included in accrued line costs in the accompanying consolidated balance sheet, totaled approximately $225 million.

Divestiture of MCI's Internet Services Business. On July 15, 1998, MCI announced that it had entered into an agreement with Cable and Wireless plc ("Cable & Wireless") to sell its Internet backbone facilities and wholesale and retail Internet business (the "iMCI Business") for $1.75 billion in cash.

The sale of the iMCI Business includes all associated traffic, revenue and backbone facilities. Cable & Wireless will acquire the following Internet assets: MCI's U.S. nationwide Internet backbone, MCI's dedicated access customers, MCI's ISP customers, MCI's dial-up business and MCI's web hosting and managed firewall services.

In connection with the transaction, MCI has agreed to provide Cable & Wireless underlying transport services for Cable & Wireless's Internet backbone for up to five years. MCI and Cable & Wireless have also agreed to non-competition agreements for transitioning accounts of 24 and 18 months for wholesale and dedicated access retail customers, respectively. In addition, approximately 1,000 MCI employees - in engineering, sales, customer service, marketing, operations and administrative support - may be transferred to Cable & Wireless.

The sale of the iMCI Business to Cable & Wireless is contingent upon the final regulatory approval of the MCI/WorldCom Merger. The agreement with Cable & Wireless will terminate if such approvals are not received by December 31, 1998.

MCI's agreement with Cable & Wireless has no immediate impact on MCI's Internet customers. They will continue to receive Internet service from MCI until the close of the MCI/WorldCom Merger when the agreement with Cable & Wireless becomes effective. At that time, they will become Cable & Wireless Internet customers.

Subject to the terms of the agreement with Cable & Wireless, MCI WorldCom will offer a full suite of Internet services upon completion of the MCI/WorldCom Merger.

(C) Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in thousands, except per share data):

                                                                For the Three Months       For the Six Months
                                                                    Ended June 30,            Ended June 30,
                                                              ------------------------  -------------------------
                                                                  1998         1997         1998          1997
                                                                  ----         ----         ----          ----
Basic
Net income (loss) before extraordinary items                  $   227,504  $    44,481  $   (52,880)  $    69,479
Preferred stock dividends                                           6,598        6,611       13,200        13,221
                                                              -----------  -----------  -----------   -----------
Net income (loss) applicable to common shareholders
  before extraordinary items                                  $   220,906  $    37,870  $   (66,080)  $    56,258
                                                              ===========  ===========  ===========   ===========
Weighted average shares outstanding                             1,044,838      962,448    1,028,250       955,105
                                                              ===========  ===========  ===========   ===========
Basic earnings (loss) per share
  before extraordinary items                                  $      0.21  $      0.04  $     (0.06)  $      0.06
                                                              ===========  ===========  ===========   ===========

Diluted
Net income (loss) applicable to common shareholders
  before extraordinary items                                  $   220,906  $    37,870  $   (66,080)  $    56,258
Add back:
  Preferred stock  dividends                                        6,598        6,611           --           493
                                                              -----------  -----------  -----------   -----------
Net income (loss) applicable to common shareholders           $   227,504  $    44,481  $   (66,080)  $    56,751
                                                              ===========  ===========  ===========   ===========

Weighted average shares outstanding                             1,044,838      962,448    1,028,250       955,105
Common stock equivalents                                           34,279       26,560           --        28,364
Common stock issuable upon conversion of preferred stock           21,800       33,949           --         1,242
                                                              -----------  -----------  -----------   -----------
Diluted shares outstanding                                      1,100,917    1,022,957    1,028,250       984,711
                                                              ===========  ===========  ===========   ===========
Diluted earnings (loss) per share before extraordinary items  $      0.21  $      0.04  $     (0.06)  $      0.06
                                                              ===========  ===========  ===========   ===========

(D) Supplemental Disclosure of Cash Flow Information

Interest paid by the Company during the six months ended June 30, 1998 and 1997 amounted to $316.0 million and $107.4 million, respectively. Income taxes paid during the six months ended June 30, 1998 and 1997 were $6.8 million and $13.2 million, respectively. In conjunction with business combinations during the six months ended June 30, 1998 and 1997, assumed assets and liabilities were as follows (in thousands):

                                                 For the Six Months
                                                   Ended June 30,
                                             -------------------------
                                                 1998          1997
                                                 ----          ----

           Fair value of assets acquired     $   334,415   $    60,568
           Excess of cost over net tangible
           assets acquired                     1,541,960       350,960
           Liabilities paid (assumed)           (383,787)       97,490
           Common stock issued                (1,297,619)      (97,707)
                                             -----------   -----------
                                             $   194,969   $   411,311
                                             ===========   ===========

(E) Brooks Fiber Merger Costs

In the first quarter of 1998, the Company recorded a one-time charge for employee severance, alignment charges and direct merger costs associated with the BFP Merger. The following table reflects the components of the significant items shown as Brooks Fiber merger costs for the six months ended June 30, 1998 (in thousands):

           Direct merger costs             $17,217
           Severance costs                   8,349
           Alignment charges                43,924
                                           -------
                                           $69,490
                                           =======

(F) Long-Term Debt

In connection with the BFP Merger, the Company announced on February 27, 1998 that it had commenced an offer (the "Tender Offers") to purchase for cash each of the following series of debt: the 10-7/8% Senior Discount Notes of BFP due 2006, the 11-7/8% Senior Discount Notes of BFP due 2006 and the 10% Senior Notes of BFP due 2007 (collectively, the "BFP Notes"). WorldCom offered to pay each registered holder of the BFP Notes, in the case of the 10-7/8% Senior Discount Notes, 118.586% of their accreted value as of the date of the purchase, in the case of the 11-7/8% Senior Discount Notes, 127.104% of their accreted value as of the date of purchase, and in the case of the 10% Senior Notes, 117.615% of their principal amount, plus accrued interest to the date of purchase. The accreted value per $1,000 principal amount at stated maturity as of the tender purchase date of March 27, 1998, was $733.42 for the 10-7/8% Senior Discount Notes and $660.57 for the 11-7/8% Senior Discount Notes. The accrued interest of the 10% Senior Notes per $1,000 principal amount at stated maturity to such date was $32.22. Concurrently with the Tender Offers, WorldCom obtained the requisite consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes.

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

On August 6, 1998, WorldCom replaced its existing $3.75 billion and $1.25 billion revolving credit facilities (the "Old Credit Facilities") with $12.0 billion in credit facilities consisting of a $3.75 billion Amended and Restated Facility A Revolving Credit Agreement ("Facility A Loans"), a $1.25 billion Amended and Restated Facility B Term Loan Agreement ("Facility B Loans") and a new $7 billion 364-Day Revolving Credit and Term Loan Agreement (the "Facility C Loans"). The Facility C Loans, together with the Facility A Loans and Facility B Loans, hereinafter referred to as the "New Credit Facilities", provided, however, that if, on or before October 5, 1998, either (i) the MCI/WorldCom Merger has not been consummated and all necessary and material consents and approvals have not been obtained with respect thereto, or (ii) the Company has not delivered written confirmation of the consummation of the MCI/WorldCom Merger, a copy of the Certificate of Merger filed with respect thereto and an opinion of counsel satisfactory to the lenders under the Facility C Loans, the $7 billion commitment with respect to the Facility C Loans will be automatically reduced to $3 billion and the Company is required to make any necessary prepayments as a result thereof. The New Credit Facilities will provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans and the Facility B Loans mature on June 30, 2002. The Facility C Loans have a 364 day term, which may be extended for up to two successive 364 day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51 percent of the committed amounts consent. Additionally, effective as of the end of such 364 day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under, or in the case of a reduction in the commitment as contemplated herein, $1.714 billion, of the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The New Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and Facility B Loans and from 0.225% to 0.450% as to Facility C Loans, in each case based upon the better of certain debt ratings. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The New Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facilities and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.12%, respectively, of any unborrowed portion of the facilities.

The Company has approved the issuance of commercial paper notes in the aggregate principal amount not to exceed $10.0 billion, which notes will have a maturity not to exceed 364 days from the date of issuance. The Company is required to maintain unused credit facilities equal to 100% of the commercial paper notes outstanding.

On August 11, 1998, the Company completed a public debt offering of $6.1 billion principal amount of debt securities. The net proceeds of $6.04 billion were used to pay down commercial bank debt and for general corporate purposes.

The public debt offering consisted of $1.5 billion principal amount of 6.125% Notes Due 2001 (the "Notes Due 2001"), which mature August 15, 2001, $600 million principal amount of 6.25% Notes Due 2003 (the "Notes Due 2003"), which will mature on August 15, 2003, $2.25 billion principal amount of 6.40% Notes Due 2005 (the "Notes Due 2005"), which will mature August 15, 2005 and $1.75 billion principal amount of 6.95% Notes Due 2028 (the "Notes Due 2028"), which will mature August 15, 2028 (collectively, with the Notes Due 2001, the Notes Due 2003 and the Notes Due 2005, the "Notes"), bear interest payable semiannually in arrears on February 15 and August 15 and of each year, commencing February 15, 1999.

The Notes are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) plus (a) 10 basis points for the Notes Due 2001, (b) 15 basis points for the Notes Due 2003, (c) 15 basis points for the Notes Due 2005, or (d) 20 basis points for the Notes Due 2028, plus in the case of each of clause (i) and
(ii) accrued interest to the date of redemption.

The following table sets forth the long-term debt of the Company as of June 30, 1998, and as adjusted to give effect to the public debt offering and the related repayment of bank credit facilities (in thousands):

                                                             June 30, 1998
                                                       ------------------------
                                                         Actual     As Adjusted
                                                       -----------  -----------
         Credit facilities                             $ 5,576,250  $ 1,250,000
         6.125% Notes Due 2001                                  --    1,500,000
         6.25% Notes Due 2003                                   --      600,000
         6.40% Notes Due 2005                                   --    2,250,000
         6.95% Notes Due 2028                                   --    1,750,000
         7.55% Senior Notes Due 2004                       600,000      600,000
         7.75% Senior Notes Due 2007                     1,100,000    1,100,000
         7.75% Senior Notes Due 2027                       300,000      300,000
         9.375% Senior Notes Due 2004                      680,115      680,115
         8.875% Senior Notes Due 2006                      666,723      666,723
         Other debt (maturing through 2006)                 52,581       52,581
                                                       -----------  -----------
                                                         8,975,669   10,749,419
         Less: Short-term debt and current maturities        4,537        4,537
                                                       -----------  -----------
                                                       $ 8,971,132  $10,744,882
                                                       ===========  ===========

(G) Preferred Stock

In May 1998, the Company exercised its option to redeem all of the outstanding Series A 8% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and related Depositary Shares. Prior to the redemption date, substantially all of the holders of Series A Preferred Stock elected to convert the preferred stock into Common Stock, resulting in the issuance of approximately 32.7 million shares of Common Stock.

(H) Charge For In-Process Research and Development

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

(I) Comprehensive Income

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

The following table reflects the calculation of comprehensive income (loss) for WorldCom for the three and six months ended June 30, 1998 and 1997 (in thousands):

                                                                For the Three Months     For the Six Months
                                                                   Ended June 30,          Ended June 30,
                                                                  1998        1997        1998        1997
                                                               ---------   ---------   ---------   ---------
Net income (loss) applicable to common shareholders            $ 220,906   $  35,013   $(194,811)  $  53,401
                                                               ---------   ---------   ---------   ---------
Other comprehensive income (loss):
  Foreign currency translation gains (losses)                       (548)     (3,987)     (9,410)    (20,926)
  Unrealized holding gains (losses):
     Unrealized holding gains (losses) during the period         (43,979)     23,860     (17,625)      9,041
     Reclassification adjustment for gains
         included in net income                                  (12,981)         --     (12,981)         --
                                                               ---------   ---------   ---------   ---------
Other comprehensive income (loss) before tax                     (57,508)     19,873     (40,016)    (11,885)
Income tax expense                                                21,379      (8,971)     11,470      (3,399)
                                                               ---------   ---------   ---------   ---------
Other comprehensive income (loss)                                (36,129)     10,902     (28,546)    (15,284)
                                                               ---------   ---------   ---------   ---------
Comprehensive income (loss) applicable to common shareholders  $ 184,777   $  45,915   $ 223,357   $  38,117
                                                               =========   =========   =========   =========

(J) Contingencies

Federal Regulation. In implementing the Telecommunications Act of 1996 (the "Telecom Act"), the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILECs' retail services and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing entry of the Bell Operating Companies (the "BOCs") into the long distance market. Appeals of the FCC order adopting these rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). The Eighth Circuit found constitutional challenges to certain practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") to be premature, but vacated significant portions of the FCC's nationwide pricing rules, and vacated an FCC rule requiring that unbundled network elements be provided on a combined basis. In response to requests by the Solicitor General, on behalf of the FCC, and certain other parties, including WorldCom, the United States Supreme Court has agreed to review the decision of the Eighth Circuit. Certain BOCs have also raised constitutional challenges to provisions of the Telecom Act restricting BOC provision of long distance services, manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the United States District Court for the Northern District of Texas (the "Texas District Court") ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. Currently, this decision only applies to SBC Corporation, US WEST Communications Group, and Bell Atlantic Corporation. At the request of various parties, on February 11, 1998 the Texas District Court issued a stay of its decision pending appeal. AT&T Corp., MCI, the Department of Justice, the FCC and other parties have appealed the decision to the United States Court of Appeals for the Fifth Circuit. BellSouth Corporation ("BellSouth") raised the Bill of Attainder issue in its appeal before the United States Court of Appeals for the Fifth Circuit of the electronic publishing restrictions imposed under the Telecom Act. The Fifth Circuit held that the Telecom Act did not constitute a Bill of Attainder in respect to BellSouth's activities in the electronic publishing business. WorldCom cannot predict either the ultimate outcome of these or future challenges to the Telecom Act, any related appeals of regulatory or court decisions, or the eventual effect on its businesses or the industry in general.

The FCC has denied applications filed by a Regional Bell Operating Company ("RBOC") seeking authority to provide inter-local access transport area ("interLATA") long distance service. In its denial of an Ameritech Corporation application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions have appealed jurisdictional aspects of that Ameritech application denial to the Eighth Circuit. WorldCom cannot predict either the outcome of these appeals, or the BOCs' willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Additionally, the FCC issued a Notice of Proposed Rulemaking seeking to allow the

RBOCs to establish separate subsidiaries to provide enhanced data services. Other RBOCs have filed or announced their intention to file applications at the FCC for authority to provide interLATA services. Additionally, the FCC and several PUCs are considering a proposal that would allow BOCs electing to create separate wholesale network and retail organizations to enter the long distance market on an accelerated basis. WorldCom cannot predict the outcome of these proceedings or whether the outcome will have a material impact upon its consolidated financial position or results of operations.

On May 7, 1997, the FCC announced that it would issue a series of orders that will reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information service providers (including, among others, ISPs) should not be subject to existing access charges ("ISP Exemption"). Petitions for reconsideration of, among other things, the access service and ISP Exemption related actions were filed before the FCC and appeals taken to various United States Courts of Appeals. On reconsideration, the FCC in significant part affirmed the access charge and ISP Exemption actions and the court appeals have been consolidated before the Eighth Circuit. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in the access rates and retail service rates to state universal service funds. Access charges are a principal component of WorldCom's telecommunication expense. Additionally, modification of the ISP Exemption could have an adverse effect on the Company's Internet-related services business. WorldCom cannot predict either the outcome of these appeals or whether or not the result(s) will have a material impact upon its consolidated financial position or results of operations.

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

International. In December 1996, the FCC adopted a new policy that makes it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes ("alternative traffic routing"). In August 1998, the FCC proposed to modify its rules to make it even easier for U.S. international carriers to engage in alternative traffic routing. In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that should have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The WTO Agreement became effective in February 1998. In order to comply with United States commitments to the WTO Agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (i) the services that may be provided by foreign affiliated United States international common carriers, including carriers controlled or more than 25 percent owned by foreign carriers that have market power in their home markets, and (ii) the provision of alternative traffic routing. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

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

(K) Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999, but may be implemented as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). This statement cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the effects of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of our adoption of this statement. However, this statement could increase volatility in earnings and other comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections and statements regarding possible future charges or allocations, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulation risks including the impact of the Telecom Act, contingent liabilities, and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six month periods ended June 30, 1998 and 1997 after giving effect to the BFP Merger, which was accounted for as a pooling-of-interests. The information should be read in conjunction with the restated consolidated financial statements and notes thereto contained herein and in the Company's Current Report on Form 8-K dated May 28, 1998 (filed May 28, 1998) and with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K.

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

On January 31, 1998, WorldCom, through a wholly owned subsidiary, merged with CompuServe. As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of WorldCom Common Stock, or approximately 37.6 million WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

On January 31, 1998, WorldCom also acquired ANS from AOL, and has entered into five year contracts with AOL under which WorldCom and its subsidiaries will provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services Division and received a $175 million cash payment from WorldCom. WorldCom retained the CNS division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan, and also designs, develops and operates high performance wide-area networks for business, research, education and governmental organizations. The AOL Transaction was accounted for as a purchase, accordingly, operating results for ANS have been included from the date of acquisition.

On January 29, 1998, WorldCom, through a wholly owned subsidiary, merged with BFP. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier, in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide IXCs, ISPs, wireless carriers and business, government and institutional end users with an alternative to the ILECs for a broad array of high quality voice, data, video transport and other telecommunications services.

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

On November 9, 1997, WorldCom entered into the MCI/WorldCom Merger Agreement with MCI and MCI Merger Sub, providing for the MCI/WorldCom Merger, pursuant to which MCI would merge with and into MCI Merger Sub, with MCI Merger Sub surviving as a wholly owned subsidiary of WorldCom. Subject to the terms and conditions of the MCI/WorldCom Merger Agreement, each share of MCI Common Stock outstanding immediately prior to the MCI/WorldCom Effective Time other than shares owned by WorldCom or MCI Merger Sub or held by MCI, will be converted into the right to receive that number of shares of WorldCom Common Stock equal to the MCI Exchange Ratio, and each share of MCI Class A Common Stock outstanding immediately prior to the MCI/WorldCom Effective Time will be converted into the right to receive $51.00 in cash, without interest thereon. The "MCI Exchange Ratio" means the quotient (rounded to the nearest 1/10,000) determined by dividing $51.00 by the MCI/WorldCom Average Price as reported on The Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the MCI/WorldCom Effective Time; provided, however, that the MCI Exchange Ratio will not be less than
1.2439 or greater than 1.7586. Cash will be paid in lieu of the issuance of any fractional share of WorldCom Common Stock in the MCI/WorldCom Merger.

Based on the number of shares of MCI Common Stock outstanding as of March 31, 1998 and assumed MCI Exchange Ratios of 1.2439 and 1.7586, approximately 731,890,172 shares and 1,034,731,133 shares, respectively, of WorldCom Common Stock would be issued in the MCI/WorldCom Merger. In addition, as of March 31, 1998, outstanding options to purchase shares of MCI Common Stock would be converted in the MCI/WorldCom Merger to options to acquire an aggregate of approximately 103,019,687 shares and 145,647,095 shares, respectively, of WorldCom Common Stock, and the exercise prices would be adjusted to reflect the MCI Exchange Ratio, so that, on exercise, the holders would receive, in the aggregate, the same number of shares of WorldCom Common Stock as they would have received had they exercised prior to the MCI/WorldCom Merger, at the same aggregate exercise price.

The MCI/WorldCom Merger was approved by the MCI stockholders and the WorldCom shareholders at separate meetings held on March 11, 1998. The MCI/WorldCom Merger was subsequently conditionally approved by the U.S. Department of Justice and the European Commission, subject to the divestiture of MCI's Internet services business as described below. In addition, the MCI/WorldCom Merger is also subject to approvals from the FCC and certain state government bodies. WorldCom anticipates that the MCI/WorldCom Merger will close in the third quarter of 1998.

In May 1998, GTE and three of its subsidiaries filed suit in the U.S. District Court for the District of Columbia against WorldCom and MCI seeking to enjoin the MCI/WorldCom Merger on the grounds that it violates U.S. antitrust laws. At a scheduling conference in July 1998, the District Court set a trial date for May 10, 1999. WorldCom believes that the complaint is without merit, although there can be no assurance as to the ultimate result of the suit.

Termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions will require MCI to pay WorldCom $750 million as a termination fee and to reimburse WorldCom the $450 million alternative transaction fee paid by WorldCom to BT. Further, termination of the MCI/WorldCom Merger Agreement by MCI or WorldCom under certain conditions, would require WorldCom to pay MCI $1.635 billion as a termination fee.

Pursuant to the BT Agreement among MCI, WorldCom and BT, the prior BT/MCI Merger Agreement was terminated, and WorldCom paid BT an alternative transaction fee of $450 million and expenses of $15 million payable to BT in accordance with the BT/MCI Merger Agreement. WorldCom also agreed to pay to BT an additional payment of $250 million in the event that WorldCom is required to make the $1.635 billion payment to MCI in accordance with the MCI/WorldCom Merger Agreement.

WorldCom is in the process of developing its plan to integrate the operations of MCI which may include certain exit and restructuring costs. As a result of this plan, a charge, which may be material but which cannot now be quantified, is expected to be recognized in the period in which such a restructuring occurs. In addition, WorldCom is conducting asset valuation studies of MCI's tangible and identifiable intangible assets, including in-process research and development projects, for the purpose of allocating the purchase price to the net assets acquired. A preliminary estimate of the one-time charge for purchased in-process research and development projects of MCI is between $6 and $7 billion. This discussion of possible future charges or allocations contains "forward looking statements" within the meaning of the PSLRA. Important factors that could cause actual results to differ materially from such statements include, without limitation, the preliminary nature of such estimates and the need to complete asset valuation studies. See the introductory paragraph to this Item 2.

On July 15, 1998, MCI announced that it had entered into an agreement with Cable & Wireless to sell its Internet backbone facilities and wholesale and retail Internet business for $1.75 billion in cash. The sale of the iMCI Business includes all associated traffic, revenue and backbone facilities. Cable & Wireless will acquire the following Internet assets: MCI's U.S. nationwide Internet backbone, MCI's dedicated access customers, MCI's ISP customers, MCI's dial-up business and MCI's web hosting and managed firewall services. In connection with the transaction, MCI has agreed to provide Cable & Wireless underlying transport services for Cable & Wireless's Internet backbone for up to five years. MCI and Cable & Wireless have also agreed to non-competition agreements for transitioning accounts of 24 and 18 months for wholesale and dedicated access retail customers, respectively. In addition, approximately 1,000 MCI employees - in engineering, sales, customer service, marketing, operations and administrative support - may be transferred to Cable & Wireless.

The sale of the iMCI Business to Cable & Wireless is contingent upon the final regulatory approval of the MCI/WorldCom Merger. The agreement with Cable & Wireless will terminate if such governmental approvals are not received by December 31, 1998. MCI's agreement with Cable & Wireless has no immediate impact on MCI's Internet customers. They will continue to receive Internet service from MCI until the close of the MCI/WorldCom Merger when the agreement with Cable & Wireless becomes effective. At that time, they will become Cable & Wireless Internet customers. Subject to the terms of the agreement with Cable & Wireless, MCI/WorldCom will offer a full suite of Internet services upon completion of the MCI/WorldCom Merger.

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

Results of Operations

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                       For the Three Months    For the Six Months
                                                          Ended June 30,         Ended June 30,
                                                         ----------------       ----------------
                                                           1998      1997         1998      1997
                                                           ----      ----         ----      ----
Revenues .............................................      100%      100%         100%      100%

Line costs ...........................................     48.3      52.2         48.5      53.2
Selling, general and administrative ..................     20.0      22.3         20.2      22.6
Depreciation and amortization ........................     12.7      13.4         12.7      13.5
Brooks Fiber merger costs ............................       --        --          1.4        --
Charge for in-process research and development .......       --        --          8.7        --
                                                         ------    ------       ------    ------
Operating income .....................................     19.0      12.1          8.5      10.7
Other income (expense):
    Interest expense .................................     (4.1)     (5.3)        (4.2)     (5.3)
    Miscellaneous ....................................      0.3       0.4          0.4       0.6
                                                         ------    ------       ------    ------
Income before income taxes and extraordinary items ...     15.2       7.2          4.7       6.0
Provision for income taxes ...........................      6.5       4.7          5.8       4.0
                                                         ------    ------       ------    ------
Net income (loss) before extraordinary items .........      8.7       2.5         (1.1)      2.0
Extraordinary item ...................................       --      (0.2)        (2.5)     (0.1)
Preferred dividend requirement .......................      0.2       0.4          0.3       0.4
                                                         ------    ------       ------    ------
Net income (loss) applicable to common shareholders ..      8.5%      1.9%        (3.9)%     1.5%
                                                         ======    ======       ======    ======

Three and Six Months Ended June 30, 1998 vs.
  Three and Six Months Ended June 30, 1997

Revenues for the three months ended June 30, 1998 increased 45% to $2.61 billion on 12.56 billion revenue minutes as compared to $1.80 billion on 9.0 billion revenue minutes for the three months ended June 30, 1997. For the six months ended June 30, 1998, revenues increased 42% to $4.96 billion on 24.36 billion revenue minutes versus $3.49 billion on 17.59 billion revenue minutes for the same period of the prior year. The increase in total revenues and minutes is primarily attributable to the internal growth of the Company, the CompuServe Merger and the AOL Transaction as outlined below. Prior year results have been restated to reflect the BFP Merger, which was accounted for as a pooling-of-interests.

The following table highlights the source of WorldCom's internal growth by major line of business. The pro forma and actual revenue increases for the three and six months ended June 30, 1998 and 1997 reflect the following increases by category (dollars in millions):

                         Three Months Ended June 30,           Six Months Ended June 30,
                       -------------------------------      -------------------------------
                        Actual    Pro Forma                  Actual    Pro Forma
                         1998        1997     Change          1998        1997     Change
                         ----        ----     ------          ----        ----     ------
Revenues
Domestic switched      $1,207.8    $  981.0     23%         $2,369.7    $1,943.8     22%
Domestic private line     536.3       381.5     41%          1,032.7       741.0     39%
International             299.1       197.0     52%            558.8       360.8     55%
Internet                  525.5       303.4     73%            999.2       574.7     74%
                       --------    --------                 --------    --------
Core revenues           2,568.7     1,862.9     38%          4,960.4     3,620.3     37%
                       --------    --------                 --------    --------
Other                      41.8       111.6    (63%)            81.6       211.1    (61%)
                       --------    --------                 --------    --------
Total revenues         $2,610.5    $1,974.5     32%         $5,042.0    $3,831.4     32%
                       ========    ========                 ========    ========

The following discusses the results of operations for the three and six month periods ended June 30, 1998 as compared to pro forma results for the comparable prior year periods. The pro forma results assume that the CompuServe Merger and the AOL Transaction occurred at the beginning of 1997. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the CompuServe Merger, AOL Transaction and the internal growth of the Company.

Domestic switched revenues for the second quarter experienced a 23% pro forma year-over-year increase driven by a gain of 35% in traffic. For the six month period ended June 30, 1998, domestic switched revenues increased 22% over the prior year pro forma amount on a 34% increase in traffic. Strong long distance volume gains in all domestic sales channels, combined with an increasing mix of local services, were the primary contributors to this increase. The strong volume growth was offset partially by competitive international pricing and access charge reform pass throughs. Domestic switched revenues include both long distance and local switched revenues. While the Company continues to show significant percentage gains in switched local, it is still a relatively small component of total Company revenues. However, the Company expects that due to its local initiatives, and, if consummated, the MCI/WorldCom Merger, revenues attributable to local switched services will grow rapidly during the remainder of 1998 and beyond.

Domestic private line revenues for the three and six month periods ended June 30, 1998 increased 41% and 39%, respectively. The revenue growth for private line and frame relay services continues to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth is not only being fueled by connectivity demands, but applications are becoming increasingly complex, and bandwidth consumption is driving an acceleration in growth for higher capacity circuits. Domestic private line includes both long distance and local dedicated bandwidth sales. As of June 30, 1998, the Company had approximately 13.6 million domestic local voice grade equivalents and over 35,000 connected buildings. Local route miles of connected fiber are in excess of 6,500 and domestic long distance route miles are in excess of 20,000. The combination of MCI and WorldCom's operations is expected to enhance WorldCom's domestic local and long distance presence.

International revenues - those revenues originating outside of the United States
- for the second quarter of 1998 were $299 million, an increase of 52% as compared with $197 million for the same period of the prior year. For the six month period ended June 30, 1998, international revenues increased 55% to $559 million versus $361 million for the same period of the prior year. In July 1998, the pan-European network was commissioned for service and now provides WorldCom the capability to connect from end-to-end over 5,000 buildings in Europe with over 30,000 buildings in the U.S. - all over its own high-capacity circuits. In Europe, the Company has over 400 route miles of local fiber and over 1,600 long distance route miles.

Internet revenues for the three and six month periods ended June 30, 1998 increased 73% and 74%, respectively, over the prior year pro forma amounts. Growth is being driven by both dial up and dedicated connectivity to the Internet as more and more business customers migrate their data networks and applications to Internet-based technologies.

Other revenues for the second quarter of 1998 were $42 million, down 63% as compared with the second quarter 1997. For the six month period ended June 30, 1998, other revenues decreased 61% to $82 million versus $211 million for the same period of the prior year. Other revenues for the three month period ended June 30, 1998 include MFS Network Technologies of $32 million and systems and consulting sales of $10 million. For the six month period ended June 30, 1998, other revenues included MFS Network Technologies of $64 million and consulting sales of $18 million. Operator services and broadcast operations were sold in the third quarter of 1997. On a recast basis, excluding the results of the operator services and broadcast operations divisions in both periods, other revenues were down 42% for the second quarter of 1998 due to timing of transportation construction contracts within the MFS Network Technologies group. MFS Network Technologies was sold in July 1998.

Line costs as a percentage of revenues for the second quarter of 1998 were 48.3% as compared to 52.2% reported for the same period of the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 48.5% as compared to 53.2% reported for the same period of the prior year. These decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of CNS and ANS into the Company's operations and were offset in part by universal service fund costs recorded for the first six months of 1998. Additionally, access charge reductions beginning in July 1997 reduced total line cost expense by approximately $55.8 million for the first six months in 1998. While access charge reductions were primarily passed through to the customer, line costs as a percentage of revenues was positively affected by more than half a percentage point.

Selling, general and administrative expenses for the second quarter of 1998 were $523.8 million or 20.0% of revenues as compared to $401.3 million or 22.3% of revenues as reported for the same period of the prior year. On a year-to-date basis, these expenses increased to $1.0 billion or 20.2% of revenues from $789 million or 22.6% of revenues reported for the six months ended June 30, 1997. The decrease in selling, general and administrative expenses as a percentage of revenues for the three and six month periods ended June 30, 1998 results from the assimilation of recent acquisitions into the Company's strategy of cost control.

Depreciation and amortization expense for the second quarter of 1998 increased to $331.8 million or 12.7% of revenues from $240.1 million or 13.4% of revenues for the second quarter of 1997. On a year-to-date basis, this expense increased to $630.4 million or 12.7% of revenues from $471.7 million or 13.5% of revenues for the comparable 1997 period. These increases reflect increased amortization associated with the CompuServe Merger and AOL Transaction and additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

In the first quarter of 1998, the Company recorded a $69.5 million pre-tax charge for employee severance, alignment charges and direct merger costs associated with the BFP Merger. On an after-tax basis, this charge was $47.1 million and is reflected in operating loss for the six months ended June 30, 1998.

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

Interest expense in the second quarter of 1998 was $107.7 million or 4.1% of revenues, as compared to $95.9 million or 5.3% of revenues reported in the second quarter of 1997. For the six months ended June 30, 1998, interest expense was $210.0 million or 4.2% of revenues, as compared to $186.1 million or 5.3% of revenues for the first six months of 1997. The increase in interest expense is attributable to higher debt levels as the result of higher capital expenditures and the 1997 fixed rate debt financings, offset by lower interest rates in effect on the Company's variable rate long-term debt. For the six months ended June 30, 1998 and 1997, weighted average annual interest rates on the Company?s total long-term debt were 7.10% and 7.62%, respectively, while weighted average annual levels of borrowing were $8.27 billion, and $5.41 billion, respectively.

In the first quarter of 1998, the Company recorded an extraordinary item totaling $128.7 million, net of income tax benefit of $77.6 million. The charge was recorded in connection with the tender offers and related refinancings of outstanding debt of BFP discussed below. In the second quarter of 1997 the Company recognized an extraordinary loss of $2.9 million related to the early extinguishment of secured indebtedness.

For the quarter ended June 30, 1998, net income increased to $220.9 million as compared to net income before extraordinary items of $37.9 million reported in the second quarter of 1997. Diluted earnings per common share increased to $0.21 per share versus $0.04 per share for the comparable 1997 period.

For the six months ended June 30, 1998, net income, before non-recurring charges was $407.0 million or $.39 per share compared to net income before extraordinary items of $56.3 million or $0.06 per share. Including the non-recurring, after-tax charges, the Company reported a net loss of $194.8 million or $0.19 per share for the six month period ended June 30, 1998.

Liquidity and Capital Resources

As of June 30, 1998, the Company's total debt was $8.98 billion, an increase of $1.55 billion from December 31, 1997 primarily due to increased capital expenditures.

In connection with the BFP Merger, the Company announced on February 27, 1998 that it had commenced the Tender Offers to purchase for cash the BFP Notes. WorldCom offered to pay each registered holder of the BFP Notes, in the case of the 10-7/8% Senior Discount Notes, 118.586% of their accreted value as of the date of the purchase, in the case of the 11-7/8% Senior Discount Notes, 127.104% of their accreted value as of the date of purchase, and in the case of the 10% Senior Notes, 117.615% of their principal amount, plus accrued interest to the date of purchase. The accreted value per $1,000 principal amount at stated maturity as of the tender purchase date of March 27, 1998, was $733.42 for the 10-7/8% Senior Discount Notes and $660.57 for the 11-7/8% Senior Discount Notes. The accrued interest of the 10% Senior Notes per $1,000 principal amount at stated maturity to such date was $32.22. Concurrently with the Tender Offers, WorldCom obtained consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes.

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

On August 6, 1998, WorldCom replaced its Old Credit Facilities with $12.0 billion in credit facilities consisting of a $3.75 billion Amended and Restated Facility A Revolving Credit Agreement ("Facility A Loans"), a $1.25 billion Amended and Restated Facility B Term Loan Agreement ("Facility B Loans") and a new $7 billion 364-Day Revolving Credit and Term Loan Agreement (the "Facility C Loans"). The Facility C Loans, together with the Facility A Loans and Facility B Loans, hereinafter referred to the "New Credit Facilities", provided, however, that if, on or before October 5, 1998, either (i) the MCI/WorldCom Merger has not been consummated and all necessary and material consents and approvals have not been obtained with respect thereto, or (ii) the Company has not delivered written confirmation of the consummation of the MCI/WorldCom Merger, a copy of the Certificate of Merger filed with respect thereto and an opinion of counsel satisfactory to the lenders under the Facility C Loans, the $7 billion commitment with respect to the Facility C Loans will be automatically reduced to $3 billion and the Company is required to make any necessary prepayments as a result thereof. The New Credit Facilities will provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans and the Facility B Loans mature on June 30, 2002. The Facility C Loans have a 364 day term, which may be extended for up to two successive 364 day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51 percent of the committed amounts consent. Additionally, effective as of the end of such 364 day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under, or in the case of a reduction in the commitment as contemplated herein, $1.714 billion, of the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The New Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and Facility B Loans and from 0.225% to 0.450% as to Facility C Loans, in each case based upon the better of certain debt ratings. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The New Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facilities and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.12%, respectively, of any unborrowed portion of the facilities.

The Company has approved the issuance of commercial paper notes in the aggregate principal amount not to exceed $10.0 billion, which notes will have a maturity not to exceed 364 days from the date of issuance. The Company is required to maintain unused credit facilities equal to 100% of the commercial paper notes outstanding.

On August 11, 1998, the Company completed a public debt offering of $6.1 billion principal amount of debt securities. The net proceeds of $6.04 billion were used to pay down commercial bank debt and for general corporate purposes.

The public debt offering consisted of $1.5 billion principal amount of 6.125% Notes Due 2001 (the "Notes Due 2001"), which mature August 15, 2001, $600 million principal amount of 6.25% Notes Due 2003 (the "Notes Due 2003"), which will mature on August 15, 2003, $2.25 billion principal amount of 6.40% Notes Due 2005 (the "Notes Due 2005"), which will mature August 15, 2005 and $1.75 billion principal amount of 6.95% Notes Due 2028 (the "Notes Due 2028"), which will mature August 15, 2028 (collectively, with the Notes Due 2001, the Notes Due 2003 and the Notes Due 2005, the "Notes"), bear interest payable semiannually in arrears on February 15 and August 15 of each year, commencing February 15, 1999.

The Notes are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) plus (a) 10 basis points for the Notes Due 2001, (b) 15 basis points for the Notes Due 2003, (c) 15 basis points for the Notes Due 2005, or (d) 20 basis points for the Notes Due 2028, plus in the case of each of clause (i) and
(ii) accrued interest to the date of redemption.

For the six months ended June 30, 1998, the Company's cash flow from operations was $619.5 million, increasing 29% from $479.8 million in the comparable period for 1997. The increase in cash flow from operations was primarily attributable to internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of recent acquisitions into the Company's operations.

In 1998, the Company's existing receivables purchase agreement generated additional proceeds of $83.2 million, bringing the total amount outstanding to $500.0 million. The Company used these proceeds to reduce outstanding debt under the Company's existing credit facilities. As of June 30, 1998, the purchaser owned an undivided interest in a $1.15 billion pool of receivables which includes the $500.0 million sold.

Cash used in investing activities for the six months ended June 30, 1998 totaled $2.22 billion and included capital expenditures of $1.93 billion and acquisition and related costs of $195.0 million. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. At least $3.5 billion is currently anticipated for transmission and communications equipment, construction and other capital expenditures in 1998 without regard to pending or other possible future acquisitions. Acquisition and related costs includes the costs associated with the CompuServe Merger and AOL Transaction.

Included in cash flows from financing activities are payments of $12.7 million for the Series A Preferred Stock dividend and $0.5 million for the Series B preferred dividend requirements. The Company has never paid cash dividends on its Common Stock. Dividends on the Series B Convertible Preferred Stock of WorldCom ("WorldCom Series B Preferred Stock") accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of WorldCom Common Stock at the Company's election.

In May 1998, the Company exercised its option to redeem all of the outstanding Series A Preferred Stock and related Depositary Shares. Prior to the redemption date, substantially all of the holders of Series A Preferred Stock elected to convert the preferred stock into Common Stock, resulting in the issuance of approximately 32.7 million shares of Common Stock.

In connection with the MCI/WorldCom Merger, WorldCom has agreed to pay BT $51.00 in cash without interest for each of the shares of MCI Class A Common Stock it owns, or $6.94 billion in the aggregate. Additionally, WorldCom paid BT a fee of $465 million to induce BT to terminate the previously signed BT/MCI Merger Agreement and to enter into the BT Agreement. WorldCom expects to fund the remaining commitment through a combination of commercial paper issuances and proceeds from the August 1998 public debt offering. Increases in interest rates on WorldCom's variable rate debt would have an adverse effect upon WorldCom's reported net income and cash flow. WorldCom believes that the combined operations of WorldCom, CNS, ANS, and, upon consummation of the MCI/WorldCom Merger, MCI, will generate sufficient cash flow to service WorldCom's debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond WorldCom's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service WorldCom's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

The development of the businesses of MCI/WorldCom and the installation and expansion of its domestic and international networks would continue to require significant capital expenditures. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require MCI/WorldCom to delay or abandon some of its plans, which could have a material adverse effect on the success of MCI/WorldCom. The Company has historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company expects to experience increased capital intensity due to network expansion and merger related expenses as noted above and believes that funding needs in excess of internally generated cash flow and the Company's New Credit Facilities will be met by accessing the debt markets.

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

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including the Company's commercial paper program and $6.04 billion in net proceeds from the public debt offering, will be more than adequate to meet the Company's capital needs for the remainder of 1998.

Recently Issued Accounting Standards and Year 2000 Issues

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999, but may be implemented as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). This statement cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the effects of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of our adoption of this statement. However, this statement could increase volatility in earnings and other comprehensive income.

The Company is aware of the complexity and the significance of the "Year 2000" issue. The Company continues to evaluate, upgrade, replace and retire its computer systems and applications. The Company has targeted Year 2000 compliance for all of its major systems by March 31, 1999. Many systems have already been corrected or reprogrammed for year 2000 compliance.

The Company is using a mixture of internal and external resources to identify, correct, and test its systems for year 2000 compliance. At this time the Company believes that the cost of addressing Year 2000 issues is not material to its future operating results or financial position.

The Company is also seeking confirmation from its primary vendors that they are developing and implementing plans to become Year 2000 compliant. Information received to date indicates that respondents are in the process of implementing remediation procedures to ensure the systems, services and/or products are Year 2000 compliant. In some cases the Company has also tested and implemented these Year 2000 compliant products. However, the Company cannot predict whether or not all these programs will be successful. The vendors inability to meet their critical completion dates will adversely impact the Company's March 31, 1999 completion date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at June 30, 1998, the Company does not believe a hypothetical 10 percent adverse change in quoted market prices would be material to net income.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Securities Holders

      On May 21, 1998, the Company held the 1998 Annual Meeting of Shareholders for the purposes of:

      1. Electing a Board of eleven (11) directors; and

      2. Considering and acting upon a shareholder proposal on shareholder rights plans.

The tabulation of the voting, which includes the WorldCom Series A and Series B Preferred Stock, is as follows:

Election of Directors:                           Against or     Abstentions and
                                    For           Withheld     Broker Non-Votes
                                    ---           --------     ----------------
     James C. Allen             855,486,175      12,878,839           0

     Carl J. Aycock             855,510,794      12,854,220           0

     Max E. Bobbitt             855,677,954      12,687,060           0

     Stephen M. Case            855,177,843      13,187,171           0

     Bernard J. Ebbers          855,627,721      12,737,293           0

     Francesco Galesi           855,315,835      13,049,179           0

     Stiles A. Kellett, Jr.     855,652,323      12,712,691           0

     John A. Porter             855,486,054      12,878,960           0

     John W. Sidgmore           855,498,613      12,866,401           0

     Scott D. Sullivan          855,489,547      12,875,467           0

     Lawrence C. Tucker         855,657,107      12,707,907           0

  Shareholder Proposal on
  Shareholder Rights Plan       344,968,270     372,177,594     151,219,150

Item 5. Other Information

      The Company mailed its proxy statement for its 1998 Annual Meeting of Shareholders on or about April 23, 1998. Accordingly, for purposes of new Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the Company shall have discretionary voting authority with respect to matters presented at the 1999 Annual Meeting for which it does not receive notice by at least March 9, 1999 in connection with proxies solicited by the Company for such Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibits

            See Exhibit Index

      B. Reports on Form 8-K

            (i) Current Report on Form 8-K/A-3 dated November 9, 1997 (filed May 28, 1998) reporting under Item 5, Other Events, information relating to MCI and under Item 7(a), Financial Statements of Businesses Acquired, the following financial statements:

                        MCI Communications Corporation and Subsidiaries - for
                              the fiscal years ended December 31, 1995, 1996, and 1997:

                              Consolidated Income Statements
                              Consolidated Balance Sheets
                              Consolidated Statements of Cash Flows
                              Consolidated Statements of Stockholders' Equity Notes to Consolidated Financial Statements Report of Management
                              Report of Independent Accountants
                              Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations

                        MCI Communications Corporation and Subsidiaries - for
                              the three month periods ended March 31,1997 and 1998 (unaudited):

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

                        WorldCom, Inc. - for the three months ended March 31,
                              1998 and for the fiscal year ended December 31, 1997:

                              WorldCom Pro Forma Condensed Combined Financial
                                    Statements
                              Pro Forma Condensed Combined Balance Sheet as of
                                    March 31, 1998
                              Pro Forma Condensed Combined Statement of
                                    Operations for the three months ended March
                                    31, 1998
                              Pro Forma Condensed Combined Statement of
                                    Operations for the year ended December 31,
                                    1997
                              Notes to Pro Forma Financial Statements

            (ii)  Current Report on Form 8-K dated May 28, 1998, (filed May 28,
                  1998) reporting the following supplemental consolidated financial statements for WorldCom to reflect the business combination between WorldCom and BFP effective January 29, 1998 and accounted for under the pooling-of-interests method.

                              Reports of independent public accountants
                              Consolidated financial statements
                                    Consolidated balance sheets as of December
                                          31, 1997 and 1996
                                    Consolidated statements of operations for
                                          the three years ended December 31,
                                          1997
                                    Consolidated statements of shareholders'
                                          investment for the three years ended
                                          December 31, 1997
                                    Consolidated statements of cash flows for
                                          the three years ended December 31,
                                          1997
                                    Notes to consolidated financial statements

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                        WorldCom, Inc.


                                    By: /s/ Scott D. Sullivan
                                        -----------------------------------
                                        Scott D. Sullivan
Dated: August 14, 1998                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------

1.1         Underwriting Agreement dated August 6, 1998, between WorldCom, Inc.
            ("WorldCom") and Salomon Brothers Inc and the other firms named therein, acting severally on behalf of themselves as Managers and Underwriters and on behalf of the other several Underwriters, if any, named in the Terms Agreement (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

1.2 Terms Agreement, dated August 6, 1998, between WorldCom, and Salomon Brothers Inc and the other firms named therein, acting severally on behalf of themselves as Managers and Underwriters and on behalf of the other several Underwriters named therein (incorporated herein by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

2.1 Agreement and Plan of Merger dated as of November 9, 1997 among WorldCom, TC Investments Corp. and MCI Communications Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 9, 1997 (filed November 12, 1997) (File No. 0-11258))*

2.2         Agreement dated as of November 9, 1997 among British
            Telecommunications plc, WorldCom and MCI Communications Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 9, 1997 (filed November 12, 1997) (File No. 0-11258))*

2.3 Agreement and Plan of Merger, dated as of September 7, 1997, by and among H&R Block, Inc., H&R Block Group, Inc., CompuServe Corporation, WorldCom, and Walnut Acquisition Company, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 7, 1997 (File No. 0-11258))*

2.4 Purchase and Sale Agreement by and among America Online, Inc., ANS Communications, Inc. and WorldCom, dated as of September 7, 1997 (incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated September 7, 1997 (File No. 0-11258))*

2.5 Amended and Restated Agreement and Plan of Merger dated as of October 1, 1997 by and among WorldCom, BV Acquisition, Inc. and Brooks Fiber Properties, Inc. (incorporated by reference to Exhibit
            2.1 to WorldCom's Registration Statement on Form S-4 (File No. 333-43253))*

4.1 Second Amended and Restated Articles of Incorporation of WorldCom (including preferred stock designations) as of December 31, 1996 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31, 1996 (File No. 0-11258))

4.2         Restated Bylaws of WorldCom (incorporated by reference to Exhibit
            4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-11258))

Exhibit No.                           Description
-----------                           -----------

4.3         Form of 6.125% Notes Due 2001 (incorporated herein by reference to
            Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

4.4         Form of 6.250% Notes Due 2003 (incorporated herein by reference to
            Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

4.5         Form of 6.400% Notes Due 2005 (incorporated herein by reference to
            Exhibit 4.3 to the Company's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

4.6         Form of 6.950% Notes Due 2028 (incorporated herein by reference to
            Exhibit 4.4 to the Company's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

4.7 Senior Indenture dated March 1, 1997 by and between WorldCom and The Chase Manhattan Bank, as successor trustee to Mellon Bank N.A. (incorporated herein by reference to Exhibit 4.6 to WorldCom's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-11258))

10.1 Amended and Restated Facility A Revolving Credit Agreement among WorldCom (borrower), NationsBank, N.A. (Arranging Agent and Administrative Agent), NationsBanc Montgomery Securities LLC (Lead Arranger), Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada (Co-Syndication Agents) and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.1 to WorldCom's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

10.2 Amended and Restated Facility B Term Loan Agreement among WorldCom (borrower), NationsBank, N.A. (Arranging Agent and Administrative Agent), NationsBanc Montgomery Securities LLC (Lead Arranger), Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada (Co-Syndication Agents) and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.2 to WorldCom's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

10.3 364-Day Revolving Credit and Term Loan Agreement among WorldCom (borrower), NationsBank, N.A. (Arranging Agent and Administrative Agent), NationsBanc Montgomery Securities LLC (Lead Arranger), Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada (Co-Syndication Agents) and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.3 to WorldCom's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

27.1        Financial Data Schedule

*The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission.