Form 10-Q
period 1998-09-30
MCI WORLDCOM INC
filed 1998-11-16
CIK 723527

z

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-11258

                         -------------------------------

                               MCI WORLDCOM, INC.
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

                                 WORLDCOM, INC.
                   -------------------------------------------
                   (Former Name, if changed since last report)

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


         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,833,425,800 on October 31, 1998.

-------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
         PART I.               FINANCIAL INFORMATION

                 Item 1.        Financial Statements

                                Consolidated Balance Sheets as of
                                September 30, 1998 and December 31, 1997.............................      3

                                Consolidated Statements of Operations
                                for the three and nine months ended September 30, 1998
                                and September 30, 1997...............................................      4

                                Consolidated Statements of Cash Flows for
                                the nine months ended  September 30, 1998 and
                                September 30, 1997...................................................      5

                                Notes to Consolidated Financial Statements...........................      6

                 Item 2.        Management's Discussion and Analysis of
                                Financial Condition and Results of Operations........................     23

                 Item 3.        Quantitative and Qualitative Disclosure About Market Risk............     33

         PART II.               OTHER INFORMATION

                 Item 1.        Legal Proceedings....................................................     34

                 Item 2.        Changes in Securities and Use of Proceeds............................     34

                 Item 3.        Defaults Upon Senior Securities......................................     34

                 Item 4.        Submission of Matters to a Vote
                                of Securities Holders................................................     34

                 Item 5.        Other Information....................................................     34

                 Item 6.        Exhibits and Reports on Form 8-K.....................................     34

         Signature              .....................................................................     36

         Exhibit Index          .....................................................................     37

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Unaudited. In Millions of Dollars, Except Share Data)

                                                                    September 30,    December 31,
                                                                        1998             1997
                                                                   --------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $          944   $          155
  Marketable securities                                                        --               54
  Accounts receivable, net of allowance for bad debts of $861 in 1998
    and $203 in 1997                                                        6,057            1,241
  Income taxes receivable                                                     190                5
  Deferred tax asset                                                          476                -
  Other current assets                                                        993              419
                                                                   --------------   --------------
         Total current assets                                               8,660            1,874
                                                                   --------------   --------------
Property and equipment:
  Transmission equipment                                                   10,388            3,688
  Communications equipment                                                  4,459            2,493
  Furniture, fixtures and other                                             5,167              920
  Construction in progress                                                  3,763              468
                                                                   --------------   --------------
                                                                           23,777            7,569
  Less - accumulated depreciation                                          (1,477)            (855)
                                                                   --------------   --------------
                                                                           22,300            6,714
                                                                   --------------   --------------
Goodwill and other intangible assets                                       46,908           13,882
Deferred tax asset                                                             --              405
Other assets                                                                4,410              721
                                                                   --------------   --------------
                                                                   $       82,278   $       23,596
                                                                   ==============   ==============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt         $        4,242   $           11
  Accounts payable                                                          1,911              470
  Accrued line costs                                                        3,809              868
  Accrued interest                                                            307              119
  Deferred tax liability                                                       --               60
  Other current liabilities                                                 3,874              546
                                                                   --------------   --------------
         Total current liabilities                                         14,143            2,074
                                                                   --------------   --------------
Long-term liabilities, less current portion:
  Long-term debt                                                           16,032            7,413
  Deferred tax liability                                                    1,855               --
  Other liabilities                                                         1,901              308
                                                                   --------------   --------------
         Total long-term liabilities                                       19,788            7,721
                                                                   --------------   --------------
Commitments and contingencies

Minority interests                                                          3,333               --

Company obligated manditorily redeemable preferred
  securities of subsidiary trust holding solely junior
  subordinated deferrable interest debentures                                 750               --

Shareholders' investment:
  Series A preferred stock, par value $.01 per share;
    authorized, issued and outstanding: none in 1998 and
    94,992 shares in 1997 (variable liquidation preference)                    --               --
  Series B preferred stock, par value $.01 per share;
    authorized, issued and outstanding: 11,777,262 shares in
    1998 and 12,421,858 shares in 1997 (liquidation preference
    of $1.00 per share plus unpaid dividends)                                  --               --
  Preferred stock, par value $.01 per share; authorized:
    34,905,008 shares in 1998 and 1997; none issued                            --               --
  Common stock, par value $.01 per share; authorized:
    2,500,000,000 shares; issued and outstanding:
    1,829,895,614 shares in 1998 and 981,615,661 shares in 1997                18               10
  Additional paid-in capital                                               49,314           15,531
  Retained earnings (deficit)                                              (4,915)          (1,774)
  Unrealized holding gain on marketable equity securities                      32               34
  Treasury stock, at cost, 4,510,211 shares in 1998 and none in 1997         (185)              --
                                                                   --------------   --------------
        Total shareholders' investment                                     44,264           13,801
                                                                   --------------   --------------
                                                                   $       82,278   $       23,596
                                                                   ==============   ==============

The accompanying notes are an integral part of these statements.

             MCI WORLDCOM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited. In Millions of Dollars, Except Per Share Data)


                                                                     For the Three Months                For the Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                                  -----------------------------      ----------------------------
                                                                        1998           1997               1998           1997
                                                                  -------------   -------------      -------------  -------------

        Revenues                                                  $       3,758   $       1,911       $      8,661  $       5,364
                                                                  -------------   -------------      -------------  -------------

        Operating expenses:
          Line costs                                                      1,792             965              4,141          2,783
          Selling, general and administrative                               902             411              1,904          1,200
          Depreciation and amortization                                     469             247              1,099            719
          In-process research and development and other charges           3,227             --               3,725             --
                                                                  -------------   -------------      -------------  -------------
                Total                                                     6,390           1,623             10,869          4,702
                                                                  -------------   -------------      -------------  -------------
        Operating income (loss)                                          (2,632)            288             (2,208)           662
        Other income (expense):
          Interest expense                                                 (141)           (102)              (351)          (289)
          Miscellaneous                                                      14              12                 36             33
                                                                  -------------   -------------      -------------  -------------
        Income (loss) before income taxes, minority interests
         and extraordinary items                                         (2,759)            198             (2,523)           406
        Provision for income taxes                                          174             122                462            261
                                                                  -------------   -------------      -------------  -------------
        Income (loss) before minority interests and extraordinary
         items                                                           (2,933)             76             (2,985)           145
        Minority interests                                                   11             --                  11             --
                                                                  -------------   -------------      -------------  -------------
        Net income (loss) before extraordinary items                     (2,944)             76             (2,996)           145
        Extraordinary item (net of income taxes of $78 in 1998
         and $0 in 1997)                                                     --             --                (129)            (3)
        Distributions on subsidiary trust mandatorily redeemable
         preferred securities                                                 3             --                   3             --
        Preferred dividend requirement                                       --               7                 13             20
                                                                  -------------   -------------      -------------  -------------
        Net income (loss) applicable to common shareholders       $      (2,947)  $          69      $      (3,141) $         122
                                                                  =============   =============      =============  =============

        Earnings (loss) per common share:
          Net income (loss) applicable to common shareholders
           before extraordinary items:
              Basic                                               $       (2.44)  $        0.07      $       (2.77) $        0.13
                                                                  =============   =============      =============  =============
              Diluted                                             $       (2.44)  $        0.07      $       (2.77) $        0.13
                                                                  =============   =============      =============  =============

          Extraordinary item                                      $          --   $         --       $       (0.12) $       (0.00)
                                                                  =============   =============      =============  =============

          Net income (loss) applicable to common shareholders :
              Basic                                               $       (2.44)  $        0.07      $       (2.89) $        0.13
                                                                  =============   =============      =============  =============
              Diluted                                             $       (2.44)  $        0.07      $       (2.89) $        0.12
                                                                  =============   =============      =============  =============


        The accompanying notes are an integral part of these statements.

             MCI WORLDCOM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited. In Millions of Dollars)



                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                -----------------------------------
                                                                                       1998                1997
                                                                                ---------------     ---------------
          Cash flows from operating activities:
          Net income (loss)                                                     $        (3,125)    $           142
          Adjustments to reconcile net income (loss) to net cash
            provided by operating activities:
              Extraordinary item                                                            129                   3
              In-process research and development and other charges                       3,725                  --
              Depreciation and amortization                                               1,099                 719
              Provision for losses on accounts receivable                                   115                  77
              Provision for deferred income taxes                                           451                 224
              Accreted interest on debt                                                      25                 114
              Change in assets and liabilities, net of effect of
                business combinations:
                  Accounts receivable                                                      (753)               (266)
                  Income taxes, net                                                           8                  28
                  Other current assets                                                     (147)               (115)
                  Accrued line costs                                                       (397)                 22
                  Accounts payable and other current liabilities                            383                   3
              Other                                                                         (34)                 (7)
                                                                                ---------------     ---------------
          Net cash provided by operating activities                                       1,479                 944
                                                                                ---------------     ---------------
          Cash flows from investing activities:
            Capital expenditures                                                         (3,267)             (2,216)
            Sale of short-term investments, net                                              53                 839
            Acquisitions and related costs                                               (3,049)               (494)
            Increase in intangible assets                                                   (96)                (98)
            Proceeds from disposition of long-term assets                                   146                  70
            Increase in other assets                                                       (270)               (177)
            Decrease in other liabilities                                                  (305)                (25)
                                                                                ---------------     ---------------
          Net cash used in investing activities                                          (6,788)             (2,101)
                                                                                ---------------     ---------------
          Cash flows from financing activities:
            Principal borrowings on debt, net                                             5,833                 716
            Common stock issuance                                                           281                 147
            Dividends paid on preferred stock                                               (13)                (20)
            Distributions on subsidiary trust mandatorily redeemable preferred securities    (3)                 --
            Other                                                                            --                   6
                                                                                ---------------     ---------------
          Net cash provided by financing activities                                       6,098                 849
                                                                                ---------------     ---------------

          Net increase (decrease) in cash and cash equivalents                              789                (308)
          Cash and cash equivalents at beginning of period                                  155                 485
                                                                                ---------------     ---------------
          Cash and cash equivalents at end of period                            $           944     $           177
                                                                                ===============     ===============

The accompanying notes are an integral part of these statements.

             MCI WORLDCOM, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) GENERAL

References herein to the "Company" or "MCI WorldCom" refer to MCI WORLDCOM, Inc., a Georgia corporation, and its subsidiaries, which prior to September 15, 1998, was named WorldCom, Inc. ("WorldCom").

The financial statements included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's restated financial statements contained in its Current Report on Form 8-K dated May 28, 1998 (filed May 28, 1998). The results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(B) BUSINESS COMBINATIONS

On September 14, 1998, the Company acquired MCI Communications Corporation, a Delaware corporation ("MCI"), pursuant to the merger (the "MCI Merger") of MCI with and into TC Investments Corp. ("Acquisition Subsidiary"), a wholly owned subsidiary of the Company. Upon consummation of the MCI Merger, Acquisition Subsidiary was renamed MCI Communications Corporation. Through the MCI Merger, the Company acquired one of the world's largest and most advanced digital networks, connecting local markets in the United States to more than 280 countries and locations worldwide.

As a result of the MCI Merger, each outstanding share of MCI common stock was converted into the right to receive 1.2439 shares of MCI WorldCom common stock, par value $.01 per share (the "Common Stock" or "MCI WorldCom Common Stock") or approximately 755 million MCI WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by British Telecommunications plc ("BT")) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to BT were obtained by the Company from (i) available cash as a result of the Company's $6.1 billion public debt offering in August 1998 (See Note F); (ii) the sale of MCI's Internet backbone facilities and wholesale and retail Internet business (the "iMCI Business") to Cable and Wireless plc ("Cable & Wireless") for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert Communications Services ("Concert") to BT for $1 billion in cash on September 14, 1998; and (iv) availability under the Company's commercial paper program and credit facilities (See Note F).

Upon effectiveness of the MCI Merger, the then outstanding and unexercised options exercisable for shares of MCI common stock were converted into options exercisable for an aggregate of approximately 83 million shares of MCI WorldCom Common Stock having the same terms and conditions as the MCI options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.2439. The MCI Merger was accounted for as a purchase; accordingly, operating results for MCI have been included from the date of acquisition (See Note E).

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A., ("Embratel"), Brazil's only facilities-based national communications provider, for approximately $2.3 billion. The purchase price will be paid in local currency installments, of which $916 million was paid on August 4, 1998 with the remainder to be paid in two equal installments over the next two years. Embratel provides interstate long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame and packet-switched services. Operating results for Embratel are consolidated in the accompanying consolidated financial statements and are included from the date of the MCI Merger.

On January 31, 1998, the Company acquired CompuServe Corporation, a Delaware corporation ("CompuServe"), pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of the Company with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of MCI WorldCom.

As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of MCI WorldCom Common Stock, or approximately 37.6 million MCI WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions:
Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

On January 31, 1998, the Company also acquired ANS Communications, Inc., a Delaware corporation ("ANS"), from America Online, Inc. ("AOL") and has entered into five year contracts with AOL under which MCI WorldCom and its subsidiaries provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from MCI WorldCom. MCI WorldCom retained the CompuServe Network Services ("CNS") division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan, and also designs, develops and operates high performance wide-area networks for business, research, education and governmental organizations. The AOL Transaction was accounted for as a purchase; accordingly, operating results for ANS have been included from the date of acquisition.

On January 29, 1998, MCI WorldCom acquired Brooks Fiber Properties, Inc., a Delaware corporation ("BFP"), pursuant to the merger (the "BFP Merger") of a wholly owned subsidiary of MCI WorldCom with and into BFP. Upon consummation of the BFP Merger, BFP became a wholly owned subsidiary of MCI WorldCom. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier, in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers ("IXCs"), Internet Service Providers ("ISPs"), wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers ("ILECs") for a broad array of high quality voice, data, video transport and other telecommunications services.

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 1.85 shares of Common Stock or approximately 72.6 million MCI WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the BFP Merger have been restated to include the results of BFP for all periods presented.

The following unaudited pro forma combined results of operations for the Company assumes that the MCI Merger was completed on January 1, 1997 (in millions, except per share data):

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                             ---------------------------
                                                                                1998              1997
                                                                             ---------         ---------
                      Revenues                                               $  22,950         $  18,971
                      Income (loss) before extraordinary items                  (2,870)              (19)
                      Net income (loss)                                         (2,999)              (22)
                      Dilutive income (loss) per common share:
                        Income (loss) before extraordinary items                 (1.61)            (0.01)
                        Net income (loss)                                        (1.69)            (0.01)

These pro forma amounts represent the historical operating results of MCI combined with those of the Company with appropriate preliminary adjustments which give effect to depreciation, amortization, interest and the common shares issued. These pro forma amounts also do not include amounts with respect to the CompuServe Merger, AOL Transaction or Embratel prior to their respective business combination dates because they are individually, and in the aggregate, not material to MCI WorldCom. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MCI had been operated by current management during the periods presented because these amounts do not reflect cost savings related to full network optimization and the redundant effect on operating, selling, general and administrative expenses.

(C) EARNINGS PER SHARE

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in millions, except per share data):

                                                                   For the Three Months           For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                 -------------------------     --------------------------
                                                                     1998         1997            1998           1997
                                                                 ---------    ------------     ----------    ------------
Basic
Net income (loss) before extraordinary items                     $  (2,944)   $         76     $   (2,996)   $        145
Preferred stock dividends and distributions                              3               7             16              20
                                                                 ---------    ------------     ----------    ------------
Net income (loss) applicable to common shareholders
  before extraordinary items                                     $  (2,947)   $         69     $   (3,012)   $        125
                                                                 =========    ============     ==========    ============
Weighted average shares outstanding                                  1,209             974          1,088             961
                                                                 =========    ============     ==========    ============
Basic earnings (loss) per share                                 $    (2.44)    $      0.07    $     (2.77)   $       0.13
                                                                 =========    ============     ==========    ============

Diluted
Net income (loss) applicable to common shareholders
  before extraordinary items                                     $  (2,947)   $         69     $   (3,012)   $        125
Add back:
  Preferred stock dividends and distributions                           --               7             --               1
                                                                 ---------    ------------     ----------    ------------
Net income (loss) applicable to common shareholders
  before extraordinary items                                     $  (2,947)   $         76    $    (3,012)    $       126
                                                                 =========    ============     ==========    ============

Weighted average shares outstanding                                  1,209             974          1,088             961
Common stock equivalents                                                --              33             --              31
Common stock issuable upon conversion of preferred stock                --              34             --               1
                                                                 ---------    ------------     ----------    ------------
Diluted shares outstanding                                           1,209           1,041          1,088             993
                                                                 =========    ============     ==========    ============
Diluted earnings (loss) per share                                $   (2.44)   $       0.07     $    (2.77)   $       0.13
                                                                 =========    ============     ==========    ============

(D) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the nine months ended September 30, 1998 and 1997 amounted to $422.5 million and $136.5 million, respectively. Income taxes paid during the nine months ended September 30, 1998 and 1997 were $24.3 million and $12.0 million, respectively. In conjunction with business combinations during the nine months ended September 30, 1998 and 1997, assumed assets and liabilities were as follows (in millions):

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                              ---------------------------
                                                                                1998               1997
                                                                              ---------         ---------
                 Fair value of assets acquired                                $  21,590         $      64
                 Excess of cost over net tangible assets acquired                36,866               367
                 Liabilities paid (assumed)                                     (22,147)              216
                 Common stock issued                                            (33,260)             (153)
                                                                              ---------         ---------
                                                                              $   3,049         $     494
                                                                              =========         =========

(E) IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES

In the first quarter of 1998, the Company recorded a pre-tax charge of $69 million for employee severance, alignment charges and direct merger costs associated with the BFP Merger. Additionally, in the third quarter of 1998, the Company recorded a pre-tax charge of $127 million primarily in connection with the MCI Merger. The third quarter charge included severance costs associated with the termination of certain employees which is expected to be completed by the first quarter of 1999. Also included are alignment charges, and other exit activities which include the costs of consolidating and closing facilities, loss on sale or write down of assets and conformance of accounting principles. The Company anticipates completing its plans for alignment and exit activities by the end of the first quarter of 1999. The following table reflects the components of the significant items included as other charges in the accompanying consolidated statements of operations for the nine months ended September 30, 1998 (in millions):

           BFP direct merger costs                               $   17
           Severance                                                 21
           Alignment and other exit activities                      158
                                                                 ------
                                                                 $  196
                                                                 ======

In connection with the above charges, $43 million, $18 million and $16 million are included in other current liabilities, accrued line costs and other liabilities, respectively, in the accompanying consolidated financial statements as of September 30, 1998. The amount included in other current liabilities also includes $8 million for severance as of September 30, 1998.

In connection with recent business combinations, the Company made allocations of the purchase price to acquired in-process research and development ("R&D") totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger.

The Company used professional appraisal consultants to assess and allocate values to the in-process research and development. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the respective business combinations, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

Discounting the net cash flows back to their present value is based on the weighted average cost of capital ("WACC"). The respective business enterprises are comprised of various types of assets, each possessing different degrees of investment risk contributing to the Company's overall WACC. Intangible assets are assessed higher risk factors due to their lack of liquidity and poor versatility for redeployment elsewhere in the business. In the MCI analysis, CompuServe analysis and ANS analysis the implied WACC was 14%, 14.5% and 16.5%, respectively, based on the purchase price paid, assumed liabilities, projected cash flows, and each company's asset mix. Returns on monetary and fixed assets were estimated based on prevailing interest rates. The process for quantifying intangible asset investment risk involved consideration of the uncertainty associated with realizing discernible cash flows over the life of the asset. A discount range of 15.5% to 19% was used for valuing the in-process research and development. These discount rates are higher than the WACC due to the inherent uncertainties surrounding the successful development of the purchased in-process research and development, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time.

The value of the in-process research and development projects was adjusted to reflect the relative value and contribution of the acquired R&D. In doing so, consideration was given to the R&D's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects.

The Company believes that the assumptions used in the forecasts were reasonable at the time of the respective business combination. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

Management expects to continue supporting these R&D efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the R&D projects and the Company cannot be assured that any will meet with either technological or commercial success.

If none of these R&D projects is successfully developed, the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual project in-process would not materially impact the Company's financial condition, results of operations or the attractiveness of the overall investment in MCI, CompuServe or ANS. Operating results are subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

The integration and consolidation of MCI, CompuServe and ANS requires substantial management and financial resources. While the Company believes the early results of these efforts are encouraging, the MCI Merger, CompuServe Merger and AOL Transaction necessarily involve a number of significant risks, including potential difficulties in assimilating the technologies and services of these companies and in achieving the expected synergies and cost reduction.

A description of the acquired in-process technology and the estimates made by the Company for each business combination is set forth below.

MCI

The in-process technology acquired in the MCI Merger consisted of seventy significant R&D projects grouped into six categories. The aggregate value assigned to MCI in-process research and development was $3.1 billion. These projects were all targeted at: (1) developing and deploying an all optical network, new architecture of the telephone system using Internet Protocol ("IP") and developing the systems and tools necessary to manage the voice and data traffic; (2) creating new products and services; and (3) developing certain information systems that may enhance the management of MCI WorldCom's products and service offerings.

A brief description of the six categories of in-process research and development projects purchased in connection with the MCI Merger is set forth below:

o R&D Related to an All Optical Network. These projects involve R&D related to the development of an all optical network. This structure is in contrast to current systems which employ a combination of optics and electronics. New technologies that are in development include: (a) an optical cross connect system for all optical packet transport and sub-second service restoration, (b) a wavelength channel plan for enabling multiple simultaneous transmission channels, (c) projects related to distortion elimination, and (d) next generation optical networking technologies related to the fiber infrastructure. Achievements to date include demonstration of limited-scope prototypes in the laboratory. Remaining efforts include: demonstration of the system on a large scale with commercial traffic, physics research in certain areas, development of algorithms to enable network management, and addressing technology issues related to switching. The amount of R&D costs to date for these projects total $7 million. Estimated costs to complete are $10 million, as follows:
     15% during the last quarter of 1998, 48% during the four quarters in 1999, 31% during the four quarters in 2000, and 6% during the four quarters in 2001. The completion of these projects will be difficult, and the risk of these technologies not being completed is rated as medium to high. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize as these projects would contribute to differentiating the Company from the competition in the future.

o R&D Related to Data Transmission Service / Other Transmission Efforts. The Company is currently working on a variety of significant efforts related to data management. These new technologies include: (a) new data services to satisfy new capacity requirements and Internet needs, (b) a next generation intelligent network to enable deployment of specific new telecommunications services across multiple networks, (c) a 16 wavelength bi-directional line amplifier to amplify optical signals, (d) multiservice and integrated access platforms and development of new methods for serving ISPs on the local services network, and (e) Andromeda, which is related to specific improvements to Internet operations. Achievements to date include methods for new high speed switching, multicasting, and offering a variety of service levels, as well as architectural design for next generation intelligent networks. Tasks to complete the new technologies include: engineering related to telephone system to utilize IP; solving scalability issues across the infrastructure; and conducting extensive testing of the technologies under development. To date $48 million has been expended to develop these R&D projects. Estimated costs to complete the projects are $132 million, as follows: 9% during the last quarter of 1998, 33% during the four quarters in 1999, 46% during the four quarters in 2000, and 12% during the four quarters in 2001. The completion of these projects will be difficult and the risk of not completing these projects can be characterized as medium to high. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

o Next Generation Tools. The Company's personnel are developing a variety of new tools that are being designed to achieve specific reliability and quality objectives related to the network. Important new development technologies in this category include: (a) reliability and quality engineering tools related to the reliability test and quality control, (b) network design development tools to enable end-to-end network design and modeling capabilities, (c) the Integrated Management Platform Advanced Communications Technology ("IMPACT") project to provide new network management for the networks, (d) the integrated test system to provide a new testing architecture for the Company's local, long distance, and international networks, and (e) an enhanced traffic system and security. Progress to date includes: definition of architectural components, partial development of software algorithms, and limited prototypes for tasks. Remaining efforts include completion of algorithms, prototype development, validation, testing, and development of support systems. To date $84 million has been spent on the R&D projects. Estimated costs to complete are $48 million, as follows: 22% during the last quarter of 1998, 46% during the four quarters in 1999, 23% during the four quarters in 2000, and 9% during the four quarters in 2001. There are significant risks of not being able to complete the prototypes and there is also uncertainty in the timeliness of completion. The aggregate risk level for this category of R&D projects is considered medium to high. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

o Specific New Customer Care Capabilities. These projects involve a series of efforts designed to provide customers with a suite of new services. This includes development of major technologies such as: (a) the virtual data delivery system to engineer new order processing and provisioning capabilities for data services, (b) network automation projects related to capacity and change management, (c) hyperlink to deploy private lines and frame relay circuits utilizing a new methodology, (d) common data platform to create a depository of network management information, and (e) the Talisman project to develop data products for the network MCI One Voice. Achievements to date include design, partial coding, and prototyping. Tasks to complete include: addition of significant features and functionality; additional design, testing and coding; and addressing scalability issues. To date $67 million has been spent on developing this R&D. Estimated costs to complete are $76 million, as follows: 20% during the last quarter of 1998, 50% during the four quarters in 1999, 19% during the four quarters in 2000, and 11% during the four quarters in 2001. There are significant risks in completing the algorithms successfully and on time. The aggregate risk level for this category of R&D projects is considered medium to high. Project failure would eliminate the Company's future revenues and profits attributable to the R&D.

o R&D Related to Local Services. This category involves a series of specific projects to create an offering of local services on a national basis. Efforts include: (a) electronic bonding for local service maintenance organizations, (b) elements of an order automation and tracking system, (c) access technology development, and (d) the substantial R&D related to the network optimization enhancement system. Achievements to date include: completion of system definitions, partial coding development, and base functionality developed on certain projects. Tasks to complete include adding features and functionality, module development and testing. To date $53 million has been spent on developing the R&D projects. Estimated costs to complete are $38 million, as follows: 25% during the last quarter of 1998, 43% during the four quarters in 1999, 21% during the four quarters in 2000, and 11% during the four quarters in 2001.

     There are significant risks related to developing the interfaces and the required technologies and the complex interconnections. The aggregate risk level for this category of R&D projects is considered medium to high. Failure of the R&D project would eliminate the Company's future revenues and profits attributable to the R&D.

o New Products and Services. A series of new products and services are being developed by the Company. These include: (a) video services to design and implement a new terrestrial video distribution network for real-time quality video, (b) distance learning services via an integrated multimedia network platform, (c) fractal compression technology for image compression and encoding to reduce data transmit time and bit losses, and (d) integrated messaging for one number service for telephone, fax, voicemail, Internet, and paging. Progress to date includes: definition, development, and component testing; feasibility and analysis; and development of prototypes. Remaining development includes: design and deployment; resolving issues related to product functionality; and addressing scalability issues across the Company's infrastructure. To date $37 million has been spent on developing the R&D in this category. Estimated costs to complete are $38 million, as follows: 24% during the last quarter of 1998, 43% during the four quarters in 1999, 22% during the four quarters in 2000, and 11% during the four quarters in 2001. There are significant risks in completing the R&D projects, particularly developing the leading edge components, compression technologies, and developing operational support systems. The aggregate risk level for this category of R&D projects is considered medium to high. Project failure would eliminate the Company's future revenues and profits attributable to the R&D.

A summary of allocated values by technology/project is as follows (in millions):

                                                             Developed         In-Process
                                                             Technology            R&D
                                                             -----------       -----------
          All Optical Network                                $       200       $       400
          Data Transmission Service/Other                            200               300
          Next Generation Tools                                      100               400
          New Customer Care Capabilities                             800             1,100
          Local                                                      200               700
          New Products and Services                                  200               200
                                                             -----------       -----------
                                                             $     1,700       $     3,100
                                                             ===========       ===========

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products, estimating the resulting net cash flows from the expected product sales of such products, and discounting the net cash flows to their present value using a risk-adjusted discount rate. Royalty rates used in the valuation of in-process R&D ranged from 1% to 3%. Funding for such projects is expected to be obtained from internally generated sources.

Developed technology will be depreciated over 10 years on a straight-line basis. The remaining purchase price included allocations to goodwill and tradename which will be amortized over 40 years on a straight-line basis.

Total MCI stand-alone revenues are projected to exceed $34 billion within five years. This level of revenue implies a compound annual growth rate ("CAGR") of approximately 12.3%. Estimated total revenues from the acquired in-process technology peak in the year 2001 and steadily decline in 2002 through 2009 as other new product and service technologies are expected to be introduced by the combined company. These projections are based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions. These projections, which constitute forward-looking statements, were not made with a view to public disclosure and were based on a variety of estimates and judgments. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections will be realized. The Company does not intend to update or supplement these projections in the future.

COMPUSERVE AND ANS

The in-process technology acquired in the CompuServe Merger and the AOL Transaction consisted of three main R&D efforts underway at CNS and two main R&D efforts underway at ANS. The aggregate value assigned to CompuServe and ANS in-process technology was $429 million. These projects included next generation network technologies and new value-added networking applications, such as application hosting, multimedia technologies and virtual private data networks.

A brief description of the in-process research and development projects purchased in connection with the CompuServe Merger and AOL Transaction is set forth below:

o Virtual Private Data Network ("VPDN"). In order to provide competitive VPDN products and services, CNS had undertaken, at the acquisition date, a number of important projects. CNS was developing a new radius-roaming functionality. This capability was intended to allow remote VPDN users to "roam" the country, much like cellular phone users, and access their corporate network without regard for how to initiate a remote connection. CNS was also developing another VPDN adjunct product called the Phone Access Locator. This product, if successful, was to be used by CNS' remote customers to look up local network access point phone numbers. Other VPDN development efforts underway related to voluntary tunneling and development of new packet network technologies. Achievements leading up to the acquisition included completion of certain software specifications and design limited concept testing, and performance verification. Remaining efforts included large-scale design, performance testing, debugging, and quality assurance. Costs to complete this R&D project were projected to be approximately $3 million in 1998 and $4 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

o Network Technologies. At the date of the CompuServe Merger, CNS had undertaken significant projects to develop new IP-based network technologies. These projects involved many separate efforts, including: researching the use of switching and multicast technologies; investigating and testing proprietary switching and routing technology; researching and developing Fast Ethernet and/or Gigabit Ethernet protocols; and developing and testing switches with routing functionality. CNS was also working on a significant effort to enhance workstation-based open systems technologies that contained new functions intended to allow the company to address new market needs. CNS' development work included the testing of new products and the development of new in-house network management solutions. Achievements leading up to the acquisition included completion of certain software and hardware specifications and design. Remaining efforts included large-scale design, performance testing and debugging. Costs to complete this R&D project were projected to be approximately $6 million in 1998 and $8 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

o Application Hosting. At the date of the CompuServe Merger, CNS had undertaken an effort to develop proprietary software, and identify and test third party Web hosting technology in order to provide complex Web and groupware hosting services. As part of this effort, CNS was attempting to develop a new capability in which it would host complex Web sites, without duplicating any development efforts. In addition, CNS was in the process of developing leading-edge electronic commerce solutions for its complex Web hosting product. CNS was also developing proprietary software and testing reporting tools. CNS was also in the process of making substantial enhancements that would result in a new e-mail gateway. Achievements leading up to the acquisition included completion of certain software specifications and design, limited concept testing, and performance verification. Remaining efforts included large-scale design and engineering, performance testing, and debugging. Costs to complete this R&D project were projected to be approximately $1 million in 1998 and $2 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

o Supercore. At the date of the AOL Transaction, Supercore was a significant project involving R&D related to data transmission and VPDN technologies. The Supercore project was intended to provide for the differentiation of connectivity service based on the needs of the transmission. At the time of the acquisition, ANS had made significant progress on this important R&D effort. Achievements leading up to the acquisition included a completed design and limited performance evaluation. Remaining efforts involved large-scale testing and proof of concept. ANS estimated it would spend approximately $12 million in 1998 and $17 million in 1999 to complete R&D projects related to Supercore. The risk of not completing these projects was considered medium to high. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

o Value Added Applications (Security Systems, Application Hosting, and Multimedia Systems). At the date of the AOL Transaction, ANS had a number of R&D projects underway related to security systems, application hosting, and multimedia systems. In connection with a security system product called Interlock, ANS was developing next-generation capabilities to render multiple Local Area Network ("LAN") connections, Simple Network Management Protocol ("SNMP") support, and the selective use of Java and ActiveX protocols. Other R&D efforts were related to distributed firewalls, firewall farm technology, new encryption technologies, and multiple LAN interface capability. A

     Windows project involved substantially improving aspects of the server software intended to make it support a Domain Named System ("DNS") cache, firewall functionality, and remote administration. ANS also had several application R&D projects underway that were aimed at the development of a set of software tools, which would culminate in a new complex Web hosting product. ANS' complex Web hosting product was being developed to have near real-time database replication across geographic location, which would allow ANS, if successful, to maintain a company's Web site on several servers. As of the acquisition date, ANS did not offer multimedia services over its network. As a result, ANS was conducting R&D related to four multimedia services: fax over IP, video over IP, voice over IP, and call centers. R&D activity included system and software design, development of prototype systems, and systems testing. The most important R&D efforts related to multimedia systems were development of priority routing. In addition to ANS' security systems, application hosting, and multimedia R&D projects, ANS had undertaken a number of additional R&D efforts to develop technologies that would allow customers to access the system from any platform and to create a new data warehouse. In concert with these efforts, ANS was also addressing the customer's use of reporting, query, and On-Line Analytical Processing ("OLAP") tools. Achievements on the value added applications R&D leading up to the acquisition included the design and development of certain software algorithms, unit testing, and limited system testing. Remaining efforts included additional design work, large-scale testing, significant performance enhancements, and debugging. ANS expected to spend approximately $4 million in 1998 and $5 million in 1999 to complete the value added applications R&D. The risk of not completing these projects was considered to be medium to high. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products, estimating the resulting net future cash flows from the expected sales of such products, and discounting the net future cash flows to their present value using a risk-adjusted discount rate. The Company expected to begin generating the economic benefits from the ANS and CNS projects in progress as they were completed in late 1998 and 1999. At the time of valuation, the cost to complete all such projects was approximately $62 million. Funding for completion of the in-process projects was expected to be obtained from internally generated sources. Based on the cost incurred at the acquisition dates and the milestones achieved by ANS and CNS, in aggregate, ANS' projects were estimated to be approximately 80% complete, while CNS' projects were estimated to be approximately 60% complete.

The allocation of purchase price for the CompuServe Merger and the AOL Transaction included allocations to developed technologies, assembled work force, customer relationships and tradenames which will be amortized on a straight-line basis over 10 years.

Total ANS and CNS stand-alone revenues are projected to exceed $3.5 billion within five years. This level of revenues implied a CAGR of approximately 32%. Estimated total revenues from the acquired in-process technology related to CNS peak in the year 2002 and steadily decline through 2006 as other new product and service technologies are expected to be introduced by the Company. Estimated total revenues from the acquired in-process technology related to ANS peak in the year 2004 and steadily decline through 2006. These projections are based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions. These projections, which constitute forward-looking statements, were not made with a view to public disclosure and were based on a variety of estimates and judgments. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections will be realized. The Company does not intend to update or supplement these projections in the future.

(F) LONG-TERM DEBT

In connection with the BFP Merger, the Company announced in February 1998 that it had commenced offers offer (the "Tender Offers") to purchase for cash various series of BFP outstanding notes (the "BFP Notes"). Concurrently with the Tender Offers, MCI WorldCom obtained the requisite consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes. In March 1998, the Company accepted all BFP Notes validly tendered. As of the expiration of the Tender Offers, MCI WorldCom had received valid tenders and consents from holders of approximately $1.1 billion of BFP Notes (over 99% of total outstanding). The funds required to pay all amounts required under the Tender Offers were obtained by MCI WorldCom from available working capital and lines of credit. In connection with the Tender Offers and related refinancings, MCI WorldCom recorded an extraordinary item of $128.7 million, net of income tax benefit of $77.6 million in the first quarter of 1998.

On August 6, 1998, MCI WorldCom replaced its existing $3.75 billion and $1.25 billion revolving credit facilities (the "Old Credit Facilities") with $12.0 billion in credit facilities consisting of a $3.75 billion Amended and Restated Facility A Revolving Credit Agreement ("Facility A Loans"), a $1.25 billion Amended and Restated Facility B Term Loan Agreement

("Facility B Loans") and a new $7 billion 364-Day Revolving Credit and Term Loan Agreement (the "Facility C Loans"). The Facility C Loans, together with the Facility A Loans and Facility B Loans, hereinafter referred to as the "New Credit Facilities." The New Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans and the Facility B Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for up to two successive 364-day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The New Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and Facility B Loans and from 0.225% to 0.450% as to Facility C Loans, in each case based upon the better of certain debt ratings. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The New Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facilities and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.12%, respectively, of any unborrowed portion of the facilities.

Subsequent to September 30, 1998, the Company elected to repay the Facility B Loans and cancel the facility commitment of $1.25 billion. The funds used to repay Facility B Loans were obtained by the Company from availability under the Company's New Credit Facilities and commercial paper program.

The Company approved the issuance of commercial paper notes in the aggregate principal amount not to exceed $10.0 billion, which notes have a maturity not to exceed 364 days from the date of issuance. The Company maintains unused credit facilities equal to 100% of the commercial paper notes outstanding. As of September 30, 1998, $2.74 billion was outstanding under the commercial paper program.

On August 11, 1998, the Company completed a public debt offering of $6.1 billion principal amount of debt securities. The net proceeds of $6.04 billion were used to pay down commercial bank debt, finance the approximately $7 billion payment to BT and for general corporate purposes.

The public debt offering consisted of $1.5 billion principal amount of 6.125% Notes Due 2001 (the "Notes Due 2001"), which mature August 15, 2001, $600 million principal amount of 6.25% Notes Due 2003 (the "Notes Due 2003"), which mature on August 15, 2003, $2.25 billion principal amount of 6.40% Notes Due 2005 (the "Notes Due 2005"), which mature August 15, 2005 and $1.75 billion principal amount of 6.95% Notes Due 2028 (the "Notes Due 2028" and collectively with the Notes Due 2001, the Notes Due 2003 and the Notes Due 2005, the "Notes"). The Notes bear interest payable semiannually in arrears on February 15 and August 15 of each year, commencing February 15, 1999.

The Notes are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) plus (a) 10 basis points for the Notes Due 2001, (b) 15 basis points for the Notes Due 2003 and the Notes Due 2005, or (c) 20 basis points for the Notes Due 2028, plus in the case of each of clause (i) and (ii), accrued interest to the date of redemption.

At the time of the MCI Merger, MCI had outstanding $1.44 billion of MCI Senior Debentures with rates ranging from 7.125% to 8.25% and maturing from January 2023 through June 2027 (the "MCI Senior Debentures"), and $2.66 billion of MCI Senior Notes with rates ranging from 6.125% to 7.5% and maturing from March 1999 through April 2012 (the "MCI Senior Notes"). Additionally, MCI had outstanding a $1.34 billion note payable in annual local currency installments over the next two years as a result of MCI's purchase of Embratel on August 4, 1998, and other debt including, without limitation, capital leases.

The following table sets forth the long-term debt of the Company before and after consideration of Embratel as of September 30, 1998 (in millions):

                                                                            Excluding
                                                                             Embratel          Embratel         Consolidated
                                                                           ------------        ---------        ------------
                   Commercial paper and credit facilities borrowings       $      3,968        $      --          $   3,968
                   6.125% Notes Due 2001                                          1,500               --              1,500
                   6.25% Notes Due 2003                                             600               --                600
                   6.40% Notes Due 2005                                           2,250               --              2,250
                   6.95% Notes Due 2028                                           1,750               --              1,750
                   7.55% Senior Notes Due 2004                                      600               --                600
                   7.75% Senior Notes Due 2007                                    1,100               --              1,100
                   7.75% Senior Notes Due 2027                                      300               --                300
                   9.375% Senior Notes Due 2004                                     680               --                680
                   8.875% Senior Notes Due 2006                                     667               --                667
                   MCI Senior Debentures                                          1,444               --              1,444
                   MCI Senior Notes                                               2,657               --              2,657
                   Note payable due in annual installments through 2000              --            1,342              1,342
                   Other debt and capital leases (maturing through 2006)            868              548              1,416
                                                                           ------------        ---------          ---------
                                                                                 18,384            1,890             20,274
                   Less:  Short-term debt and current maturities                 (4,125)            (117)            (4,242)
                                                                           ------------        ---------          ---------
                                                                           $     14,259        $   1,773          $  16,032
                                                                           ============        =========          =========

(G) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

In connection with the MCI Merger, the Company acquired $750 million aggregate principal amount of 8% Cumulative Quarterly Income Preferred Securities, Series A, representing 30 million shares outstanding ("preferred securities") due June 30, 2026 which were previously issued by MCI Capital I, a wholly owned Delaware statutory business trust (the "Trust"). The Trust exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Company's 8% Junior Subordinated Deferrable Interest Debentures, Series A ("Subordinated Debt Securities") due June 30, 2026, the only assets of the Trust.

Holders of the preferred securities are entitled to receive preferential cumulative cash distributions from the Trust on a quarterly basis, provided the Company has not elected to defer the payment of interest due on the Subordinated Debt Securities to the Trust. The Company may elect this deferral from time to time, provided that the period of each such deferral does not exceed five years. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debt Securities at maturity or earlier in an amount equal to the amount of Subordinated Debt Securities maturing or being repaid. In addition, in the event the Company terminates the Trust, the Subordinated Debt Securities will be distributed to the then holders of the preferred securities of the Trust. The Trust assets had an estimated fair market value of $773.2 million at September 30, 1998.

The Company and MCI have executed various guarantee agreements and supplemental indentures which agreements, when taken together with the issuance of the Subordinated Debt Securities, constitute a full, irrevocable, and unconditional guarantee by the Company and MCI of all of the Trust's obligations under the preferred securities (the "Guarantee"). A Guarantee Agreement and Supplement No. 1 thereto covers payment of the preferred securities' quarterly distributions and payments on maturity or redemption of the preferred securities, but only in each case to the extent of funds held by the Trust. If the Company does not make interest payments on the Subordinated Debt Securities held by the Trust, the Trust will have insufficient funds to pay such distributions. The obligations of the Company and MCI under the Guarantee and the Subordinated Debt Securities are subordinate and junior in right of payment to all senior debt of the Company and MCI, respectively.

(H) PREFERRED STOCK

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

(I) COMPREHENSIVE INCOME

Effective January 1, 1998, MCI WorldCom adopted SFAS No. 130 "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The following table reflects the calculation of comprehensive income (loss) for MCI WorldCom for the three and nine months ended September 30, 1998 and 1997 (in millions):

                                                                    For the Three Months        For the Nine Months
                                                                    Ended September 30,         Ended September 30,
                                                                   -----------------------      -------------------
                                                                     1998          1997          1998          1997
                                                                   ---------     ---------      ---------   -------

    Net income (loss) applicable to common shareholders            $  (2,947)    $      69      $  (3,141)  $   122
                                                                   ---------     ---------      ---------   -------
    Other comprehensive income (loss):
      Foreign currency translation gains (losses)                         24             1             15       (20)
      Unrealized holding gains (losses):
         Unrealized holding gains (losses) during the period             (22)           (1)           (39)        8
         Reclassification adjustment for losses
             included in net (income) loss                                49            --             36        --
                                                                   ---------     ---------      ---------   -------
    Other comprehensive income (loss) before income taxes                 51            --             12       (12)
    Income tax expense (benefit)                                         (10)           --              1        (3)
                                                                   ---------     ---------      ---------   -------
    Other comprehensive income (loss)                                     41            --             13       (15)
                                                                   ---------     ---------      ---------   -------
    Comprehensive income (loss) applicable to common
     shareholders                                                  $  (2,906)   $       69        $  (3,128)  $ 107
                                                                   =========    ==========      =========   =======

(J) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

MCI

MCI has a noncontributory defined benefit pension plan (the "MCI Plan") and a supplemental pension plan (the "Supplemental Plan"), and the Western Union International, Inc. ("WUI"), a subsidiary of MCI, has a defined benefit pension plan (the "WUI Plan"). Collectively, these plans cover substantially all MCI employees who work 1,000 hours or more in a year.

The MCI Plan and the Supplemental Plan provide pension benefits that are based on the employee's compensation for each year of service prior to retirement. The WUI Plan provides pension benefits based on the employee's compensation for each year of service after 1990 and prior to retirement.

MCI's policy is to fund the MCI Plan and the WUI Plan in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 and within the limits of allowable tax deductions. The assets of the plans are primarily invested in corporate equities, government securities, and corporate debt securities.

The information for the pension plans' assets and obligations consists of (dollars in millions):

CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at January 1, 1998                     $    563
   Service cost                                                    54
   Interest cost                                                   31
   Actuarial loss                                                  35
   Benefits paid                                                  (25)
   Assumption change                                               81
                                                             --------
   Benefit obligation at September 30, 1998                  $    739

CHANGE IN PLAN ASSETS
   Fair value at January 1, 1998                             $    494
   Actual return on plan assets                                    (3)
   Employer contributions                                          63
   Benefits paid                                                  (25)
                                                             --------
   Fair value of assets at September 30, 1998                     529
                                                             --------
   Accrued benefit cost                                      $   (210)
                                                             ========

WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS:
Discount rate                                                    6.00%
Expected return on plan assets                                   9.00%
Rate of compensation increase                                    5.75%

Annual service cost is determined using the Projected Unit Credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of employees. The MCI Plan accumulated benefit obligation exceeds the fair value of assets by $108 million. There is no additional minimum pension liability required to be recognized.

Retirement benefits, under the MCI Plan, are calculated by first establishing an initial balance for each participant based on the present value of benefits earned through 1995. For service after 1995, participants accrue benefits based on a specific percentage of annual salary and earn interest credits based on the prior year's balance at a specific interest rate. Employees who are age 50 or older and have at least five years of service as of December 31, 1995, will have their benefits continue to accrue under a previous formula through the year 1998. Effective January 1, 1999, no future compensation credits will be earned by participants. Participant account balances will continue to accrue interest credits at a specified rate.

EMBRATEL

Embratel sponsors a contributory defined benefit pension plan and a post-retirement benefit plan, both managed by the Fundacao Embratel de Seguridade Social ("Telos"). Approximately 97% of Embratel's employees are covered by these plans.

The pension benefit is generally defined as the difference between (i) 90% of the retiree's average salary during the last 36 months indexed to the date of retirement and (ii) the value of the retirement pension paid by the Brazilian social security system. For retired employees, the initial pension payment is subsequently adjusted upwards to recognize cost of living increases and productivity awards granted to active employees. In addition to the pension supplements, post-retirement health care and life insurance benefits are provided to eligible pensioners and their dependents.

Contributions to the Embratel plans are based on actuarial studies prepared by independent actuaries under Brazilian regulations. The actuarial studies are revised periodically to identify whether adjustments to the contributions are necessary.

The information for the defined benefit pension and post-retirement plans' assets and obligations, converted to U.S. dollars and prepared in accordance with U.S. generally accepted accounting principles consists of (dollars in millions):

                                                      Pension Benefits    Other Benefits
                                                      ----------------    --------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at January 1, 1998                     $   1,231       $       265
   Service cost                                                     34                 7
   Interest cost                                                    53                12
   Actuarial loss                                                  (48)               (7)
   Benefits paid                                                   (22)               (2)
   Assumption change                                              (182)               --
                                                             ---------       -----------
   Benefit obligation at September 30, 1998                  $   1,066       $       275

CHANGE IN PLAN ASSETS
   Fair value at January 1, 1998                             $     550         $      29
   Actual return on plan assets                                    (20)               --
   Employer contributions                                           31                 4
   Employee contributions                                           19                --
   Benefits paid                                                   (22)               (2)
                                                             ---------       -----------
   Fair value of assets at September 30, 1998                $     558       $        31

FUNDED STATUS                                                $    (508)      $      (244)

Unrecognized net actuarial (gain) loss                            (212)               88
Unrecognized transition liability                                  276                --
                                                             ---------       -----------
Accrued benefit cost                                         $    (444)      $      (156)
                                                             =========       ===========

WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS:
Discount rate                                                     6.00%             6.00%
Expected return on plan assets                                    9.00%             9.00%
Rate of compensation increase                                     3.25%

The defined benefit pension plan has an accumulated benefit obligation in excess of fair value of assets of $345 million. There is no additional minimum pension liability to be recognized.

Health care cost trend rates of increase were projected at annual rates excluding inflation ranging from 6.48% in 1998 to 2.00% in 2047. The effect of a one percentage point increase in the assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation at September 30, 1998 by $63 million and the aggregate service and interest cost components by $7 million on an annual basis. The effect of a one percentage point decrease in the assumed health care cost trend rate would reduce the post-retirement benefit obligation by $51 million and reduce the total service and interest cost component by $6 million.

Embratel has created a new defined contribution plan (the "new plan"), through Telos, which is in the regulatory review process with the Brazilian government. Government approval of the new plan is anticipated by the end of 1998. Once government approval of the new plan is received, all newly hired employees of Embratel will automatically enter the new plan and entry into the existing Embratel pension and post-retirement plans will be frozen. Current Embratel employees have been given the option to migrate from the existing defined benefit pension and post-retirement benefit plans to the new plan. The option expires on December 31, 1998 and was effective on January 1, 1999. The new plan will provide an employer match on employee contributions based on certain limits, transfer of the defined benefit account balance, employee directed investment, and a lump sum payment from the post-retirement plan, which can be used to assist with medical coverage in the future. Any employees not electing to migrate to the new plan will remain in the existing plans and will not have a future opportunity to move to the new plan.

(K) CONTINGENCIES

The Company is involved in legal and regulatory proceedings generally incidental to its business and has included accrued loss contingencies in other liabilities for certain of these matters. The Company does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the Company's consolidated results of operations or financial position.

FEDERAL REGULATION. In implementing the Telecommunications Act of 1996 (the "Telecom Act"), the Federal Communications Commission ("FCC") established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILECs' retail services and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing entry of the Bell Operating Companies (the "BOCs") into the long distance market. Appeals of the FCC order adopting these rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). The Eighth Circuit found constitutional challenges to certain practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") to be premature, but vacated significant portions of the FCC's nationwide pricing rules, and vacated an FCC rule requiring that unbundled network elements be provided on a combined basis. In response to requests by the Solicitor General, on behalf of the FCC, and certain other parties, including MCI WorldCom, the United States Supreme Court has agreed to review the decision of the Eighth Circuit. The case is under consideration by the Court and a decision is expected before June 1999. Certain BOCs have also raised constitutional challenges to provisions of the Telecom Act restricting BOC provision of long distance services, manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the United States District Court for the Northern District of Texas (the "Texas Federal District Court") ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. The decision only applied to SBC Corporation, US West Communications Group, and Bell Atlantic Corporation. At the request of various parties, on February 11, 1998 the Texas Federal District Court issued a stay of its decision pending appeal. AT&T Corp., MCI, the Department of Justice, the FCC and other parties appealed the decision to the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). On September 4, 1998, the Fifth Circuit reversed the decision of the Texas Federal District Court and upheld the constitutionality of the challenged provisions. On October 19, 1998, SBC Corporation, US West Communications Group and Bell Atlantic Corporation filed petitions requesting the U.S. Supreme Court review the Fifth Circuit decision. The Supreme Court has not yet acted on the request. BellSouth Corporation ("BellSouth") also raised the Bill of Attainder issue in its appeal before the United States Court of Appeals for the D.C. Circuit of the FCC's denial of BellSouth's application to provide access long distance service in South Carolina. A decision in that case is pending. MCI WorldCom cannot predict either the ultimate outcome of these or future challenges to the Telecom Act, any related appeals of regulatory or court decisions, or the eventual effect on its businesses or the industry in general.

The FCC has denied applications filed by a Regional Bell Operating Company ("RBOC") seeking authority to provide inter local access transport area ("interLATA") long distance service. In its denial of an Ameritech Corporation ("Ameritech") application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions have appealed jurisdictional aspects of that Ameritech application denial to the Eighth Circuit. On January 22, 1998, the Eighth Circuit granted the various appeals and held that the FCC does not have jurisdiction to consider pricing issues when deciding RBOC interLATA long distance applications. The Solicitor General, on behalf of the FCC and certain other parties, including MCI WorldCom, has asked the U.S. Supreme Court to review the Eighth Circuit's decision. The Supreme Court has yet to act on the petitions. MCI WorldCom cannot predict either the outcome of these appeals, or the BOCs' willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Additionally, the FCC issued a Notice of Proposed Rulemaking seeking to allow the RBOCs to establish separate subsidiaries to provide enhanced data services. Other RBOCs have filed or announced their intention to file applications at the FCC for authority to provide interLATA services. Additionally, the FCC and several PUCs are considering a proposal that would allow BOCs electing to create separate wholesale network and retail organizations to enter the long distance market on an accelerated basis. MCI WorldCom cannot predict the outcome of these proceedings or whether the outcome will have a material impact upon its consolidated financial position or results of operations.

On May 7, 1997, the FCC announced that it would issue a series of orders that will reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information service providers (including, among others, ISPs) should not be subject to existing access charges

("ISP Exemption"). Petitions for reconsideration of, among other things, the access service and ISP Exemption related actions were filed before the FCC and appeals taken to various United States Courts of Appeals. On reconsideration, the FCC in significant part affirmed the access charge and ISP Exemption actions and the court appeals have been consolidated before the Eighth Circuit. On August 18, 1998, the Eighth Circuit denied all appeals. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in the access rates and retail service rates to state universal service funds. Access charges are a principal component of MCI WorldCom's telecommunication expense. Additionally, modification of the ISP Exemption could have an adverse effect on the Company's Internet-related services business. MCI WorldCom cannot predict either the outcome of these appeals or whether or not the result(s) will have a material impact upon its consolidated financial position or results of operations.

The FCC issued on December 24, 1996 a Notice of Inquiry to seek comment on whether it should consider various actions relating to interstate information services and the Internet. The FCC recognized that these services and recent technological advances may be constrained by current regulatory practices that have their foundations in traditional circuit switched telecommunications services and technologies. Based upon this and other proceedings, the FCC may permit telecommunications companies, BOCs, or others to increase the scope or reduce the cost of their Internet access services. MCI WorldCom cannot predict the effect that the Notice of Inquiry, the Telecom Act or any future legislation, regulation or regulatory changes may have on its consolidated financial position or results of operations.

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

Although the FCC's new policies and implementation of the WTO Agreement may result in lower out-payments by MCI WorldCom to terminate international traffic, there is a risk that the in-payment that MCI WorldCom will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of MCI WorldCom, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services. Further, many foreign carriers have challenged, in court and at the FCC, the FCC's order adopting mandatory settlement rate benchmarks. If the FCC's settlement rate benchmark order was overturned, it could accelerate the full-fledged entry of foreign carriers into the United States, and make it more advantageous for foreign carriers to route international traffic into the United States at low, cost-based termination rates, while United States carriers would continue to have little choice but to route international traffic into most foreign countries at much higher, above cost, settlement rates.

LITIGATION. On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, MCI and all of its directors, including the two directors who were also executive officers of MCI and the three directors elected by BT, were named as defendants in a total of 15 complaints filed in the Court of Chancery in the State of Delaware. BT was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of MCI, individually and purportedly as class actions on behalf of all other stockholders of MCI. In general, the complaints allege that MCI's directors breached their fiduciary duty in connection with the MCI BT Merger Agreement, dated November 3, 1996 (the "MCI BT Merger Agreement") that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of MCI and that it breached those duties in connection with the MCI BT Merger Agreement. The complaints seek damages and injunctive and other relief.

On or about October 8, 1997, all of MCI's directors, including the two MCI directors who were also executive officers of MCI and the three MCI directors elected by BT, were named as defendants in a purported derivative complaint filed in the Court of Chancery in the State of Delaware. BT and Tadworth Corporation were also named as defendants, and MCI was named as a nominal defendant. The plaintiff, derivatively and on behalf of MCI, alleges breach of fiduciary duty by the MCI directors and aiding and abetting those breaches of duty by BT in connection with the MCI BT Merger Agreement and WorldCom's exchange offer. The complaint seeks injunctive relief, damages and other relief.

One of the purported stockholder class actions pending in Delaware Chancery Court has been amended and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name WorldCom and Acquisition Subsidiary, as additional defendants. They generally allege that the defendants breached their fiduciary duties to stockholders in connection with the MCI Merger and the agreement to pay a termination fee to WorldCom, and allege discrimination in favor of BT in connection with the MCI Merger. They seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI Merger and the payment of the inducement fee to BT.

Three complaints were filed in the Federal District Court in Washington, D.C., as class actions on behalf of purchasers of MCI shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of MCI's shares between July 11, 1997 and August 21, 1997, inclusive, that MCI and certain of its officers and directors failed to disclose material information about MCI, including that MCI was renegotiating the terms of the MCI BT Merger Agreement. The consolidated amended complaint seeks damages and other relief. The Company and the other defendants have moved to dismiss the consolidated amended complaint.

On May 7, 1998, GTE Corporation and three of its subsidiaries filed suit in the U.S. District Court for the District of Columbia against MCI and WorldCom. The complaint alleges that the MCI Merger would have the effect of substantially lessening competition or tending to create a monopoly, and thereby violate section 7 of the Clayton Act, with respect to the markets for Internet backbone services, facilities to extend the reach of the Internet backbone, wholesale and retail long distance services and international calling services. The complaint requests declaratory and injunctive relief. At a scheduling conference on July 10, 1998, the District Court set a trial date of May 10, 1999. On or about October 14, 1998, GTE filed an amended complaint seeking declaratory and injunctive relief and damages, and on October 21, 1998, MCI and WorldCom moved to dismiss the amended complaint in its entirety.

The Company believes that all of the complaints are without merit, and based on information currently available, the Company presently does not expect that the above actions will have a material adverse effect on the Company's consolidated results of operations or financial position.

(L) RECLASSIFICATIONS

Revenues and line costs for prior periods reflect a classification change for inbound international settlements which are now being treated as an offset to line costs instead of revenues. Previously, both MCI and WorldCom classified foreign post telephone and telegraph administration ("PTT") settlements on a gross basis with the outbound settlement reflected as line cost expense and the inbound settlement reflected as revenue. This change better reflects the way in which the business is operated because the Company actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

(M) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after September 15, 1999, but may be implemented as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning September 16, 1998 and thereafter). This statement cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the effects of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of our adoption of this statement. However, this statement could increase volatility in earnings and other comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections and the outcome of year 2000 efforts, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could" or similar expressions, and other statements contained herein regarding matters that are not historical facts.

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: (1) the Company's degree of financial leverage; (2) risks associated with debt service requirements and interest rate fluctuations;
(3) risks associated with year 2000 uncertainties; (4) acquisitions and the integration thereof; (5) risks of international business; (6) dependence on availability of transmission facilities; (7) regulation risks including the impact of the Telecom Act; (8) contingent liabilities; (9) the impact of competitive services and pricing; and (10) other risks referenced from time to time in the Company's filings with the SEC, including the Company's Prospectus Supplement dated August 7, 1998.

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

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1998 and 1997 after giving effect to the BFP Merger, which was accounted for as a pooling-of-interests. The information should be read in conjunction with the restated consolidated financial statements and notes thereto contained herein and in the Company's Current Report on Form 8-K dated May 28, 1998 (filed May 28, 1998) and with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Unless otherwise defined, capitalized terms used herein have the meanings assigned to them in the Notes to Consolidated Financial Statements contained herein.

GENERAL

The Company is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. The Company's operations have grown significantly in each year of its operations as a result of internal growth, the selective acquisition of other telecommunications companies and international expansion.

On September 14, 1998, the Company, through a wholly owned subsidiary, merged with MCI. Through the MCI Merger, the Company acquired one of the world's largest and most advanced digital networks, connecting local markets in the United States to more than 280 countries and locations worldwide.

As a result of the MCI Merger, each share of MCI common stock was converted into the right to receive 1.2439 shares of MCI WorldCom Common Stock or approximately 755 million MCI WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by BT) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to BT were obtained by the Company from (i) available cash as a result of the Company's $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's iMCI Business to Cable & Wireless for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert to BT for $1 billion in cash on September 14, 1998; and (iv) availability under the Company's New Credit Facilities and commercial paper program. The MCI Merger was accounted for as a purchase; accordingly, operating results for MCI have been included from the date of acquisition.

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel, Brazil's only facilities-based national communications provider, for approximately $2.3 billion. The purchase price will be paid in local currency installments of which $916 million was paid on August 4, 1998 with the remainder to be paid in two equal installments over the next two years. Embratel provides interstate long distance and international telecommunications services, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame and packet-switched services. Operating results for Embratel are included from the date of the MCI Merger.

On January 31, 1998, MCI WorldCom, through a wholly owned subsidiary, merged with CompuServe. As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of MCI WorldCom Common Stock, or approximately 37.6 million MCI WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

On January 31, 1998, MCI WorldCom also acquired ANS from AOL, and has entered into five year contracts with AOL under which MCI WorldCom and its subsidiaries will provide network services to AOL. As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services Division and received a $175 million cash payment from MCI WorldCom. MCI WorldCom retained the CNS division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan, and also designs, develops and operates high performance wide-area networks for business, research, education and governmental organizations. The AOL Transaction was accounted for as a purchase, accordingly, operating results for ANS have been included from the date of acquisition.

On January 29, 1998, MCI WorldCom, through a wholly owned subsidiary, merged with BFP. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier, in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide IXCs, ISPs, wireless carriers and business, government and institutional end users with an alternative to the ILECs for a broad array of high quality voice, data, video transport and other telecommunications services.

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 1.85 shares of Common Stock or approximately 72.6 million MCI WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the BFP

Merger have been restated to include the results of BFP for all periods presented.

The Company's strategy is to become a fully integrated communications company that would be well positioned to take advantage of growth opportunities in global telecommunications. Consistent with this strategy, the Company believes that transactions such as the MCI Merger, the CompuServe Merger and the AOL Transaction enhance the combined entity's opportunities for future growth, create a stronger competitor in the changing telecommunications industry, allow provision of end-to-end bundled service over global networks, and provide the opportunity for significant cost savings and operating efficiencies for the combined organization.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                                         For the Three Months          For the Nine Months
                                                                          Ended September 30,          Ended September 30,
                                                                         --------------------          -------------------
                                                                           1998          1997          1998           1997
                                                                          -----          ----          -----          ----
    Revenues......................................................          100%          100%           100%          100%

    Line costs....................................................         47.7          50.5           47.8          51.9
    Selling, general and administrative...........................         24.0          21.5           22.0          22.4
    Depreciation and amortization.................................         12.5          12.9           12.7          13.4
    In-process research and development and other charges.........         85.9            --           43.0            --
                                                                          -----          ----          -----          ----
    Operating income (loss).......................................        (70.0)         15.1          (25.5)         12.3
    Other income (expense):
        Interest expense..........................................         (3.8)         (5.3)          (4.1)         (5.4)
        Miscellaneous.............................................          0.4           0.6            0.4           0.6
                                                                          -----          ----          -----          ----
    Income (loss) before income taxes, minority interests and
      extraordinary items.........................................        (73.4)         10.4          (29.2)          7.6
    Provision for income taxes....................................          4.6           6.4            5.3           4.9
                                                                          -----          ----          -----          ----
    Net income (loss) before, minority interests extraordinary
      items.......................................................        (78.0)          4.0          (34.5)          2.7
    Minority interests............................................          0.3            --            0.1            --
    Extraordinary item............................................           --            --           (1.5)         (0.1)
    Distribution on subsidiary trust mandatorily
      redeemable preferred securities                                       0.1            --              -            --
    Preferred dividend requirement................................           --           0.4            0.2           0.4
                                                                          -----          ----          -----          ----
    Net income (loss) applicable to common shareholders...........        (78.4)%         3.6%         (36.3)%         2.3%
                                                                          =====          ====          =====          ====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VS.
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the three months ended September 30, 1998 increased 97% to $3.8 billion as compared to $1.9 billion for the three months ended September 30, 1997. For the nine months ended September 30, 1998, revenues increased 61% to $8.7 billion versus $5.4 billion for the same period of the prior year. The increase in total revenues is attributable to the MCI Merger, the CompuServe Merger and the AOL Transaction as well as internal growth. Results for the three and nine month periods ended September 30, 1998 include 16 days of MCI and Embratel operations. Prior year results have been restated to reflect the BFP Merger, which was accounted for as a pooling-of-interests.

Actual reported revenues by category and associated revenue increases for the three and nine months ended September 30, 1998 and 1997 reflect the following increases by category (dollars in millions):

                                     Three Months Ended September 30,              Nine months Ended September 30,
                                  --------------------------------------         -------------------------------------
                                   Actual          Actual        Percent         Actual          Actual        Percent
                                    1998            1997         Change           1998            1997         Change
                                  -------         -------        ------          -------       --------        ------
REVENUES
  Voice                           $ 1,877         $ 1,028             83         $ 4,247       $  2,972              43
  Data                                735             419             75           1,768          1,160              52
  International                       301             195             54             802            515              56
  Embratel                            174              --            100             174             --             100
  Internet                            589             147            301           1,507            384             292
                                  -------         -------                        -------       --------
COMMUNICATION SERVICES              3,676           1,789            106           8,498          5,031              69
  Other                                82             122            (33)            163            333             (51)
                                  -------         -------                        -------       --------
TOTAL REVENUES                    $ 3,758         $ 1,911             97         $ 8,661       $  5,364              61
                                  =======         =======                        =======       ========

The following table provides supplemental detail for MCI WorldCom revenues. Since actual results only reflect 16 days of operations for MCI and Embratel, the pro forma results are more indicative of internal growth for the combined company. The pro forma revenue increases for the three and nine months ended September 30, 1998 and 1997 reflect the following increases by category (dollars in millions):

                                       Three Months Ended September 30,             Nine months Ended September 30,
                                  ---------------------------------------       ----------------------------------------
                                  Pro Forma      Pro Forma        Percent       Pro Forma      Pro Forma        Percent
                                     1998             1997         Change          1998           1997           Change
                                   -------         -------        -------       --------       --------         -------
REVENUES
  Voice                            $ 4,907         $ 4,462               10     $ 14,483       $ 13,291               9
  Data                               1,520           1,147               33        4,211          3,295              28
  International                        302             195               55          802            515              56
  Embratel                             930             507               83        2,422          1,510              60
  Internet                             589             343               72        1,588            917              73
                                   -------         -------                      --------       --------
COMMUNICATION SERVICES               8,248           6,654               24       23,506         19,528              20
  Other                                358             477              (25)       1,323          1,486             (11)
                                   -------         -------                      --------       --------
TOTAL REVENUES                     $ 8,606         $ 7,131               21     $ 24,829       $ 21,014              18
                                   =======         =======                      ========       ========

Pro forma results for the prior periods reflect a classification change for inbound international settlements which are now being treated as an offset to line costs instead of revenues. Previously, both MCI and WorldCom classified foreign PTT settlements on a gross basis with the outbound settlement reflected as line cost expense and the inbound settlement reflected as revenue. This change better reflects the way in which the business is operated because the Company actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

The following discusses the pro forma revenue increases for the three and nine month periods ended September 30, 1998 as compared to pro forma revenues for the comparable prior year periods. The pro forma revenues assume that the MCI Merger, CompuServe Merger and the AOL Transaction occurred at the beginning of 1997. Changes in actual revenues are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MCI Merger, CompuServe Merger, AOL Transaction and the internal growth of the Company.

Voice (formerly domestic switched) revenues for the third quarter experienced a 10% pro forma year-over-year increase driven by a gain of 15% in traffic. For the nine month period ended September 30, 1998, voice revenues increased 9% over the prior year pro forma amount on a 17% increase in traffic. Strong long distance volume gains in domestic commercial sales channels, combined with an increasing mix of local services, were the primary contributors to this increase. Local voice revenues grew 87% in the third quarter of 1998 versus the same period of the prior year. For the nine months ended September 30, 1998 local voice revenues experienced a 97% pro forma year over year increase. Voice revenues include both long distance and local domestic switched revenues. While the Company continues to show significant percentage gains in switched local, it is still a relatively small component of total Company revenues.

Pro forma data (formerly domestic private line) revenues for the three and nine month periods ended September 30, 1998 increased 33% and 28%, respectively. The revenue growth for data services continues to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth is not only being fueled by connectivity demands, but applications are becoming more strategic, far reaching and complex; additionally, bandwidth consumption is driving an acceleration in growth for higher capacity circuits. Data includes both long distance and local dedicated bandwidth sales. Rapidly growing demand for high-speed data access as well as data transport has contributed to a 43% pro forma year over year local data revenue growth for the third quarter of 1998 and a 46% pro forma year over year increase for the nine month period. As of September 30, 1998, the Company had approximately 16 million domestic local voice grade equivalents and approximately 38,000 buildings connected over its high-capacity circuits. Local route miles of connected fiber are in excess of 8,000 and domestic long distance route miles are in excess of 45,000.

Pro forma International revenues - those revenues originating outside of the United States - for the third quarter of 1998 were $302 million, an increase of 55% as compared with $195 million for the same pro forma period of the prior year. For the nine month period ended September 30, 1998, pro forma international revenues increased 56% to $802 million versus $515 million for the same pro forma period of the prior year. In July 1998, the pan-European network was commissioned for service and now provides MCI WorldCom the capability to connect from end-to-end over 5,000 buildings in Europe with over 33,000 buildings in the U.S. - all over its own high-capacity circuits. In Europe, the Company has over 900 route miles of local fiber and over 1,700 long distance route miles. Additionally, plans were announced to build national networks in the United Kingdom, France and Germany.

Pro Forma Embratel revenues increased to $930 million for the three months ended September 30, 1998 versus $507 million for the same period of the prior year. For the nine months ended September 30, 1998 revenues increased to $2.4 billion from $1.5 billion in the same period of the prior year. These increases principally reflect the implementation of a new interconnection regime among Embratel and Brazil's three regional fixed-line operators, effective April 1, 1998. Under this new regime, Embratel has begun receiving remittances from the fixed-line operators for switched services provided to end-customers. Embratel has also begun paying interconnection charges associated with this service to the regional fixed-line operators. In addition to such charges, Embratel is required to pay a supplemental per-minute charge for interconnection through June 30, 2001. The publicly stated intent of the new regime was to minimally impact the profitability of Embratel and the three fixed-line operators. Embratel results are consolidated with those of the Company due to the Company's 51.79% voting interest and 19.26% economic interest in Embratel.

Pro forma Internet revenues for the three and nine month periods ended September 30, 1998 increased 72% and 73%, respectively, over the prior year pro forma amounts. Growth is being driven by both dial up and dedicated connectivity to the Internet as more and more business customers migrate their data networks and applications to Internet-based technologies. Additionally, Internet revenues growth is partially attributable to the acquired customer contract for which profit margins have been reflected at market rates as of the date of acquisition. The remaining term of the acquired contract and associated amortization to reflect market rates is 52 months. MCI's Internet revenues have been excluded from the above table, due to the divestiture of the iMCI Business on September 14, 1998.

Pro forma other revenues for the third quarter of 1998 were $358 million, down 25% as compared with the pro forma third quarter of 1997. For the nine month period ended September 30, 1998, pro forma other revenues decreased 11% to $1.3 billion versus $1.5 billion for the same pro forma period of the prior year. The year over year decline reflects the negative impact of eliminating certain lines of operation and the Canadian currency translation effects.

The following discusses the results of operations for the three and nine months ended September 30, 1998, as compared to the comparable prior year periods.

Line costs as a percentage of revenues for the third quarter of 1998 were 47.7% as compared to 50.5% reported for the same period of the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 47.8% as compared to 51.9% reported for the same period of the prior year. Line costs for the three and nine month periods ended September 30, 1998 include a $37 million one-time merger-related charge for unfavorable contracts. Overall decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of CNS and ANS into the Company's operations and were offset in part by universal service fund costs recorded for the first nine months of 1998. Additionally, access charge reductions beginning in July 1997 reduced total line cost expense by approximately $84 million for the first nine months in 1998. While access charge reductions were primarily passed through to the customer, line costs as a percentage of revenues was positively affected by more than half a percentage point for both the three and nine months ended September 30, 1998. The Company anticipates that line costs as a percentage of revenues will continue to decline as a result of synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MCI, CNS, ANS and BFP into the Company's operations. Additionally, local revenues are increasing rapidly and line costs related to local are primarily fixed in nature - leading to lower line costs as a percentage of revenues.

Selling, general and administrative expenses for the third quarter of 1998 were $902 million or 24.0% of revenues as compared to $411 million or 21.5% of revenues for the third quarter of 1997. For the nine months ended September 30, 1998, this expense was $1.9 billion or 22.0% of revenues compared to the $1.2 billion or 22.4% of revenues for 1997. The increase in selling, general and administrative expenses as a percentage of revenues for the three month period ended September 30, 1998 includes MCI for 16 days and reflects the Company's expanding operations, primarily through the MCI Merger. The increase is also attributable to a one-time merger-related charge of $21 million for the adjustment of certain asset carrying values. The Company's goal is to achieve additional selling, general and administrative synergies in connection with the MCI Merger as the result of the assimilation of MCI into the Company's strategy of cost control.

Depreciation and amortization expense for the third quarter of 1998 increased to $469 million or 12.5% of revenues from $247 million or 12.9% of revenues for the third quarter of 1997. On a year-to-date basis, this expense increased to $1.1 billion or 12.7% of revenues from $719 million or 13.4% of revenues for the comparable 1997 period. These increases reflect increased amortization associated with the MCI Merger, CompuServe Merger and AOL Transaction and additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

In the first quarter of 1998 the Company recorded a pre-tax charge of $69 million for employee severance, alignment charges and direct merger costs associated with the BFP Merger. Additionally, in the third quarter of 1998, the Company recorded a pre-tax charge of $127 million primarily in connection with the MCI Merger. The third quarter charge included severance costs associated with the termination of certain employees which is expected to be completed by the first quarter of 1999. Also included are alignment charges, and other exit activities which include the costs of consolidating and closing facilities, loss on sale or write down of assets and conformance of accounting principles. (See Note E)

In connection with recent business combinations, the Company made allocations of the purchase price to acquired in-process technology totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger (See Note E).

Interest expense in the third quarter of 1998 was $141 million or 3.8% of revenues, as compared to $102 million or 5.3% of revenues reported in the third quarter of 1997. For the nine months ended September 30, 1998, interest expense was $351 million or 4.1% of revenues, as compared to $289 million or 5.4% of revenues for the first nine months of 1997. The increase in interest expense is attributable to higher debt levels as the result of higher capital expenditures, the 1997 and 1998 fixed rate debt financings and the MCI Merger, offset by lower interest rates as a result of the Tender Offers, the 1998 fixed rate debt financings and slightly lower rates in effect on the Company's variable rate long-term debt. For the three months ended September 30, 1998 and 1997, weighted average annual interest rates on the Company's long-term debt were 7.03% and 7.99%, respectively, while weighted average annual levels of borrowings were $11.9 billion and $6.0 billion, respectively. For the nine months ended September 30, 1998 and 1997, weighted average annual interest rates on the Company's total long-term debt were 7.12% and 7.75%, respectively, while weighted average annual levels of borrowing were $9.74 billion, and $5.61 billion, respectively.

The Company recorded a tax provision of $174 million and $462 million, respectively, for the three and nine month periods ended September 30, 1998 on a pretax loss of $2.76 billion and $2.52 billion, respectively. Although the Company generated a consolidated pre-tax loss for the three and nine months ended September 30, 1998, permanent non-deductible items aggregating approximately $3.2 billion and $3.8 billion, respectively, resulted in the recognition of taxable income. Included in the permanent non-deductible items was the $3.53 billion charge for in-process research and development related to the MCI Merger, CompuServe Merger and AOL Transaction.

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

For the quarter ended September 30, 1998, the Company reported a net loss of $2.9 billion as compared to net income of $69 million reported in the third quarter of 1997. Diluted loss per common share was $2.44 compared to diluted earnings per common share of $0.07 per share for the comparable 1997 period.

For the nine months ended September 30, 1998, the Company reported a net loss of $3.1 billion or $2.89 per share compared to net income of $122 million or $0.12 per share for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's total debt was $20.27 billion, an increase of $12.85 billion from December 31, 1997 primarily due to the acquisition of MCI debt, including Embratel debt and the related cost to finance the Embratel investment, financing of the approximately $7 billion payment to BT and increased capital expenditures.

In connection with the BFP Merger, the Company announced in February 1998 that it had commenced the Tender Offers to purchase for cash various series of outstanding BFP Notes. Concurrently with the Tender Offers, MCI WorldCom obtained the requisite consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes. In March 1998, the Company accepted all BFP Notes validly tendered. As of the expiration of the Tender Offers, MCI WorldCom had received valid tenders and consents from holders of approximately $1.1 billion of BFP Notes (over 99% of total outstanding). The funds required to pay all amounts required under the Tender Offers were obtained by MCI WorldCom from available working capital and lines of credit. In connection with the Tender Offers and related refinancings, MCI WorldCom recorded an extraordinary item of $128.7 million, net of income tax benefit of $77.6 million in the first quarter of 1998.

On August 6, 1998, MCI WorldCom replaced its Old Credit Facilities with $12.0 billion in New Credit Facilities consisting of $3.75 billion of Facility A Loans, $1.25 billion of Facility B Loans and $7 billion of Facility C Loans. The New Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans and the Facility B Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for up to two successive 364-day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The New Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the New Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and Facility B Loans and from 0.225% to 0.450% as to Facility C Loans, in each case based upon the better of certain debt ratings. The New Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The New Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The New Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facilities and which do not restrict distributions to shareholders, provided the Company is not in default under the New Credit Facilities. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.12%, respectively, of any unborrowed portion of the facilities.

Subsequent to September 30, 1998, the Company elected to repay the Facility B Loans and cancel the facility commitment of $1.25 billion. The funds used to repay Facility B Loans were obtained by the Company from availability under the Company's New Credit Facilities and commercial paper program.

The Company approved the issuance of commercial paper notes in the aggregate principal amount not to exceed $10.0 billion, which notes have a maturity not to exceed 364 days from the date of issuance. The Company maintains unused credit facilities equal to 100% of the commercial paper notes outstanding. At September 30, 1998, $2.74 billion was outstanding under the commercial paper program.

As of September 30, 1998, the Company had available liquidity of $8.96 billion under its New Credit Facilities and commercial paper program and from available cash. After the Facility B Loans were repaid, available liquidity was reduced by $1.25 billion.

On August 11, 1998, the Company completed a public debt offering of $6.1 billion principal amount of debt securities with interest rates ranging from 6.125% to 6.95% and maturing from August 2001 to August 2028. The net proceeds of $6.04 billion were used to pay down commercial bank debt, finance the approximately $7 billion payment to BT and for general corporate purposes. The notes bear interest payable semiannually in arrears on February 15 and August 15 of each year, commencing February 15, 1999.

The Notes are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) plus (a) 10 basis points for the Notes Due 2001, (b) 15 basis points for the Notes Due 2003 and the Notes Due 2005, or (c) 20 basis points for the Notes Due 2028, plus in the case of each of clause (i) and
(ii) accrued interest to the date of redemption.

At the time of the MCI Merger, MCI had outstanding $1.44 billion of MCI Senior Debentures with rates ranging from 7.125% to 8.25% and maturing from January 2023 through June 2027, and $2.66 billion of MCI Senior Notes with rates ranging from 6.125% to 7.5% and maturing from March 1999 through April 2012. Additionally, MCI had outstanding a $1.34 billion note payable in annual local currency installments over the next two years as a result of MCI's purchase of Embratel on August 4, 1998, and other debt including, without limitation, capital leases.

In connection with the MCI Merger, the Company also acquired $750 million aggregate principal amount of 8% Cumulative Quarterly Income Preferred Securities, Series A, representing 30 million shares outstanding (preferred securities) due June 30, 2026 which were previously issued by the Trust. The Trust exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Company's Subordinated Debt Securities due June 30, 2026, the only assets of the Trust.

For the nine months ended September 30, 1998, the Company's cash flow from operations was $1.48 billion, increasing 57% from $944 million in the comparable period for 1997. The increase in cash flow from operations was primarily attributable to internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of recent acquisitions into the Company's operations.

In 1998, the Company's existing receivables purchase agreement generated additional proceeds of $72 million, bringing the total amount outstanding to $489 million. The Company used these proceeds to reduce outstanding debt under the Company's existing credit facilities. As of September 30, 1998, the purchaser owned an undivided interest in a $1.2 billion pool of receivables.

Cash used in investing activities for the nine months ended September 30, 1998 totaled $6.79 billion and included capital expenditures of $3.27 billion and acquisition and related costs of $3.05 billion. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. The Company anticipates that approximately $1.9 billion will be spent during the remainder of 1998 for transmission and communications equipment, construction and other capital expenditures. Acquisition and related costs includes the costs associated with the MCI Merger, CompuServe Merger and AOL Transaction.

Included in cash flows from financing activities are payments of $12.7 million for the Series A Preferred Stock dividend and $0.7 million for the Series B preferred dividend requirements. The Company has never paid cash dividends on its Common Stock. Dividends on the Series B Convertible Preferred Stock of MCI WorldCom ("MCI WorldCom Series B Preferred Stock") accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the MCI WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of MCI WorldCom Common Stock at the Company's election.

In May 1998, the Company exercised its option to redeem all of the outstanding Series A Preferred Stock and related Depositary Shares. Prior to the redemption date, substantially all of the holders of Series A Preferred Stock elected to convert the preferred stock into Common Stock, resulting in the issuance of approximately 32.7 million shares of Common Stock.

In connection with the MCI Merger, MCI WorldCom paid BT $51.00 in cash without interest for each of the shares of MCI Class A Common Stock it owned, or approximately $7 billion in the aggregate. Additionally, MCI WorldCom paid BT a fee of $465 million to induce BT to terminate the previously signed BT/MCI Merger Agreement and to enter into the BT Agreement. MCI WorldCom funded the commitment through a combination of available cash from the August 1998 public debt offering and proceeds from the sale of the iMCI Business and MCI's investment in Concert and availability unde the Company's New Credit Facilities and commercial paper program.

Increases in interest rates on MCI WorldCom's variable rate debt would have an adverse effect upon MCI WorldCom's reported net income and cash flow. MCI WorldCom believes that the combined operations of MCI WorldCom, CNS, ANS, and MCI will generate sufficient cash flow to service MCI WorldCom's debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond MCI WorldCom's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service MCI WorldCom's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

The development of the businesses of MCI WorldCom and the installation and expansion of its domestic and international networks will continue to require significant capital expenditures. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require MCI WorldCom to delay or abandon some of its plans, which could have a material adverse effect on the success of MCI WorldCom. The Company has historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. The Company expects to experience increased capital intensity due to network expansion and merger related expenses as noted above and believes that funding needs in excess of internally generated cash flow and the Company's New Credit Facilities and commercial paper program will be met by accessing the debt markets.

The Company believes that MCI WorldCom, following the MCI Merger, CompuServe Merger and the AOL Transaction will generate sufficient cash flow to adequately fund the capital requirements of these businesses. As a result of the MCI Merger, the CompuServe Merger and the AOL Transaction, the Company believes that the operating and capital synergies from the integration of these acquisitions into MCI WorldCom's operations will further enhance the cash flow contribution for the Company.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including the Company's New Credit Facilities and commercial paper program and available cash will be more than adequate to meet the Company's capital needs for the remainder of 1998.

 RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after September 15, 1999, but may be implemented as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning September 16, 1998 and thereafter). This statement cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the effects of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of our adoption of this statement. However, this statement could increase volatility in earnings and other comprehensive income.

Year 2000 Readiness Disclosure

Due to their extensive use of computer technology, both MCI and WorldCom began developing strategic plans in 1996 to address their respective year 2000 issues. Since the MCI Merger, the Company has been melding these strategies. The Company's year 2000 compliance plan is an ongoing program in which remediation strategies are being implemented by the Company's business organizations to address noncompliant computer and network systems and technology. The Company has a central organization that has overall responsibility for coordinating the implementation of this strategy.

The remediation strategies followed by the Company's business organizations generally involve a sequence of steps that include (i) identifying computer hardware, software and network components and equipment potentially impacted by year 2000 problems; (ii) analyzing the date sensitivity of those elements; (iii) developing plans for remediation where necessary; (iv) converting non-compliant code or equipment (or, in some cases, replacing or decommissioning systems); (v) testing, and (vi) deploying and monitoring remediation solutions. These steps will vary to meet the particular needs of a business organization and, in some cases, will overlap. Testing, for example, may be performed at several stages of the remediation process.

The Company has substantially completed its efforts to identify and assess year 2000 computer issues, and its business organizations are in the process of developing remediation plans, converting noncompliant code or equipment, and replacing or decommissioning systems, and testing. The Company has targeted year 2000 compliance for the majority of its mission-critical systems, including network and customer interfacing systems, on or before March 31, 1999. The remaining mission-critical systems, and non-mission critical systems, are targeted for compliance by June 30, 1999, with full deployment of the remediation solutions throughout the Company's network targeted for no later than September 30, 1999.

As part of its year 2000 plan, the Company is seeking confirmation from its domestic and foreign interconnecting carriers (collectively, the "Interconnecting Carriers") and major communications equipment vendors (the "Primary Vendors") that they are developing and implementing plans to become year 2000 compliant. The Company has contacted these carriers and vendors, and will continue to do so, but has not yet received enough information from certain domestic and foreign carriers to assess their year 2000 readiness. The Company has received information from its Primary Vendors regarding their year 2000 readiness. This information indicates the Primary Vendors have documented plans to become year 2000 compliant. Like all major telecommunication carriers, the Company's ability to provide service is dependent on its Interconnecting Carriers and Primary Vendors.

The Company intends to prepare contingency plans to address potential year 2000 related business interruptions that may occur on January 1, 2000 or thereafter. The Company anticipates that these contingency plans will primarily address potential year 2000 problems due to failures to remediate major systems successfully, and potential failure of the Company's Interconnecting Carriers' and Primary Vendors' year 2000 compliance efforts. The Company plans to complete preparation and implementation of its contingency plans by December 31, 1999. Failure to meet this target could materially impact the Company's operations.

To achieve its year 2000 compliance plan, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. The Company expects to incur internal labor as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. The Company's use of internal resources to achieve its year 2000 compliance plan has not had a material adverse effect on its ability to develop new products and services or to maintain and upgrade, if necessary, its existing products and services.

The year 2000 costs incurred by the MCI and WorldCom for the nine months ended September 30, 1998, which have been included in selling, general and administrative expenses for that period, were approximately $116 million. This level of expenditures is consistent with the planned expenditures for the period. The Company expects to incur approximately $384 million in expenses over the next five quarters to support its year 2000 compliance initiatives. The costs of the Company's year 2000 remediation efforts are based upon management's best estimates, which require assumptions about future events, availability of resources and personnel, third-party remediation actions, and other factors. There are no assurances that these estimates will be accurate, and actual amounts may differ materially based on a number of factors, including the availability and cost of resources to undertake remediation activities and the scope and nature of the work required to complete remediation.

Due to the inherent uncertainties concerning year 2000 remediation efforts, and the potential impact of actions by third parties, the Company cannot predict its most reasonably likely worst case scenario. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, normal business activities and operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of its Interconnecting Carriers and Primary Vendors, and other suppliers, as well as uncertainties related to the Company's ongoing remediation program. The Company's year 2000 compliance plan is expected to reduce significantly the Company's level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its Interconnecting Carriers and Primary Vendors. The Company believes that, with the implementation of new business systems, its Interconnecting Carriers and Primary Vendors year 2000 readiness, and completion of the year 2000 compliance plan as scheduled, it will maintain normal operations.

Statements concerning year 2000 issues which contain more than historical information may be considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements, and readers are cautioned that the Company's year 2000 discussion should be read in conjunction with the company's statement on forward-looking statements which appears at the beginning of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro will be between January 1, 1999 to December 31, 2000. All of the final rules and regulations have not yet been identified by the European Commission with regard to the Euro. The Company is currently evaluating methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. At this time, the Company has not yet determined the cost related to addressing this issue and there can be no assurance as to the effect of the Euro on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at September 30, 1998, the Company does not believe a hypothetical 10 percent adverse change in quoted market prices would be material to net income.

The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. The Company has minimal cash flow exposure due to general interest rate changes for its fixed rate, long-term debt obligations. The Company does not believe a hypothetical 10% adverse change in the Company's variable rate debt obligations would be material to the Company's results of operations.

Although the Company conducts business in foreign countries, foreign currency transaction gains and losses were not material to the Company's results of operations for the nine months ended September 30, 1998. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments as well as the effect of the Euro conversion, described above, on the Company's operations.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, except as may be reflected in the discussion under Note K of the Notes to Consolidated Financial Statements in Part I,
           Item 1, above.

Item 2.    Changes in Securities and Use of Proceeds

           In connection with the MCI Merger, the Company and MCI have executed certain agreements constituting a full, irrevocable and unconditional guarantee by the Company and MCI of all of the obligations of MCI Capital I, a wholly-owned Delaware statutory business trust, with respect to its 8% Cumulative Quarterly Income Preferred Securities, Series A. See Note G of the Notes to Consolidated Financial Statements contained in Part I, Item 1, above.

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Securities Holders

           None

Item 5.    Other Information

           In September 1998, the Company amended and restated its Bylaws to, among other things, adopt advance notice provisions relating to proposals of business and nominations of directors at meetings of shareholders. The amended and restated Bylaws were described in and filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 1998 (filed September 29, 1998).

Item 6.    Exhibits and Reports on Form 8-K

           A.   Exhibits

                See Exhibit Index

           B.   Reports on Form 8-K

                (i) Current Report on Form 8-K dated September 14, 1998 (filed
                    September 29, 1998) reporting under Item 2, Acquisition or Disposition of Assets, among other things, information related to the MCI Merger, and the Company's amended and restated Bylaws to, among other things, adopt advance notice provisions relating to proposals of business and nominations of directors at meetings of shareholders and under Item 7(a), Financial Statements of Businesses Acquired, the following financial statements:

                             MCI Communications Corporation and Subsidiaries - for the three and six month periods ended June 30, 1997 and 1998 (unaudited)

                             Consolidated Income Statements
                             Consolidated Balance Sheets
                             Consolidated Statements of Cash Flows
                             Consolidated Statements of Stockholders' Equity Notes to Interim Condensed Consolidated Financial
                                     Statements
                             Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations

                (ii) Current Report on Form 8-K dated July 23, 1998 (filed July 24, 1998), reporting under Item 5, Other Events, certain portions of WorldCom's second quarter 1998 press release

                (iii)    Current Report on Form 8-K dated August 4, 1998
                         (filed August 4, 1998), reporting under Item 5, Other Events, among other things, information regarding MCI's announcement that it had entered into a letter agreement with Cable & Wireless to sell the iMCI Business, WorldCom's announcement of negotiations for the New Credit Facilities and certain portions of MCI's second quarter 1998 press release.

                (iv)     Current Report on Form 8-K dated August 6,
                         1998 (filed August 6, 1998) reporting under Item 5, Other Events, among other things, certain information regarding the MCI Merger and under Item 7(b), Pro Forma Information, the following financial information:

                             WorldCom, Inc. - For the three months ended March
                                    31, 1998 and for the fiscal year ended
                                    December 31, 1997:

                                       Pro Forma Condensed Combined Financial
                                           Statements
                                       Pro Forma Condensed Combined Balance
                                           Sheet as of March 31, 1998
                                       Pro Forma Condensed Combined Statement of
                                           Operations for the three months ended
                                           March 31, 1998
                                       Pro Forma Condensed Combined Statement of
                                           Operations for the year ended
                                           December 31, 1997
                                       Notes to Pro Forma Condensed Combined
                                           Financial Statements

                (v) Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998), reporting under Item 5, Other Events, information regarding the Company's $6.1 billion public debt offer in August 1998 and the New Credit Facilities.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.


                                       MCI WORLDCOM, INC.



                                       By: /s/ SCOTT D. SULLIVAN
                                          --------------------------------
                                          Scott D. Sullivan
Dated: November 16, 1998                  Chief Financial Officer

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

  4.1             Second Amended and Restated Articles of Incorporation of MCI WORLDCOM, Inc. (including preferred stock designations), as amended as of September 15, 1998 (incorporated herein by reference to Exhibit 4.1 of MCI
                  WorldCom's Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, No. 333-36901 (filed
                  September 14, 1998))

  4.2             Restated Bylaws of MCI WORLDCOM, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on
                  Form 8-K dated September 14, 1998 (filed September 29, 1998)) (File No. 0-11258)

  4.3             Form of 6.125% Notes Due 2001 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on
                  Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258))

  Exhibit No.                 Description
  -----------                 -----------

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

  4.8             Supplemental Indenture No. 3 to the Junior Subordinated Indenture dated as of November 12, 1998, among MCI
                  WORDLCOM, Inc., MCI Communications Corporation and Wilmington Trust Company

  4.9             Supplement No. 1 to the Guarantee Agreement dated as of November 12, 1998 among MCI WORLDCOM, Inc., MCI
                  Communications Corporation (as guarantor) and Wilmington Trust Company (as trustee)

  4.10            Trust Agreement Guarantee dated as of November 12, 1998, among Wilmington Trust Company, the administrative trustee thereto, MCI Communications Corporation and MCI WORLDCOM, Inc.

  4.11            Expense Agreement Guarantee dated as of November 12, 1998, between MCI WORLDCOM, Inc. and MCI Capital I, a
                  Delaware business trust

  4.12            Junior Subordinated Indenture between MCI Communications Corporation and Wilmington Trust Company, as Debenture
                  Trustee (incorporated by reference to Exhibit 4.01 of MCI's Registration Statement on Form S-3, Registration No.
                  333-02693)

  4.13            Form of Amended and Restated Trust Agreement among MCI Communications Corporation, as Depositor, Wilmington Trust
                  Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.10 of MCI's Registration Statement on Form S-3, Registration No. 333-02593)

  4.14            Form of Guarantee Agreement between MCI Communications Corporation, as Guarantor, and Wilmington Trust Company, as
                  Trustee (incorporated by reference to Exhibit 4.12 of MCI's Registration Statement on Form S-3, Registration No.
                  333-02593)

  4.15            Form of Supplemental Indenture between MCI Communications Corporation and Wilmington Trust Company, as Debenture
                  Trustee (incorporated by reference to Exhibit 4.13 of MCI's Registration Statement on Form S-3, Registration No.
                  333-02593)


  10.1**          Amended and Restated Facility A Revolving Credit Agreement among WorldCom (borrower), NationsBank, N.A. (Arranging
                  Agent and Administrative Agent), NationsBanc Montgomery Securities LLC (Lead Arranger), Bank of America NT & SA,
                  Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal
                  Bank of Canada (Co-Syndication Agents) and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.1 to WorldCom's Current Report on Form 8-K dated August 6, 1998 (filed August 7,
                  1998) (File No. 0-11258))

  Exhibit No.                 Description
  -----------                 -----------

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

10.4              MCI 1979 Stock Option Plan as amended and restated (incorporated by reference to Exhibit 10(a) to MCI's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-6457)) (compensatory plan)***

10.5              Supplemental Retirement Plan for Employees of MCI Communications Corporation and Subsidiaries, as amended
                  (incorporated by reference to Exhibit 10(b) to MCI's Annual Report on Form 10-K for the fiscal year ended December
                  31, 1993 (File No. 0-6457)) (compensatory plan)***

10.6              Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries (incorporated by reference to "Remuneration of Officers" in MCI's Proxy Statement for its 1992 Annual Meeting of Stockholders (File
                  No. 0-6457)) (compensatory plan)***

10.7              MCI Communications Corporation Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10(e)
                  to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-6457)) (compensatory plan)***

10.8              Amendment No. 1 to MCI Communications Corporation Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10(e) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.
                  0-6457)) (compensatory plan)***

10.9              1988 Directors' Stock Option Plan of MCI (incorporated by reference to Exhibit D to MCI's Proxy Statement for its
                  1989 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)***

10.10             Amendment No. 1 to the 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Appendix D to MCI's
                  Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)***

10.11             Amendment No. 2 to 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI's
                  Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (File No.
                  0-6457)) (compensatory plan)***

10.12             Amendment No. 3 to 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Exhibit 10(j) to MCI's
                  Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.
                  0-6457)) (compensatory plan)***

  Exhibit No.                 Description
  -----------                 -----------

10.13             Stock Option Plan of MCI (incorporated by reference to Exhibit C to MCI's Proxy Statement for its 1989 Annual
                  Meeting of Stockholders (File No. 0-6457)) (compensatory plan)***

10.14             Amendment No. 1 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(1) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.15             Amendment No. 2 to the Stock Option Plan of MCI (incorporated by reference to Appendix B to MCI's Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)***

10.16             Amendment No. 3 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(n) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.17             Amendment No. 4 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(o) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.18             Amendment No. 5 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(p) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.19             Board of Directors Deferred Compensation Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-6457)) (compensatory plan)

10.20             The Senior Executive Incentive Compensation Plan of MCI (incorporated by reference to Appendix A to MCI's Proxy
                  Statement for its 1996 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)

10.21             Amendment No. 1 to the Senior Executive Incentive Compensation Plan of MCI (incorporated by reference to Exhibit
                  10(s) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457))
                  (compensatory plan)

10.22             Executive Severance Policy (incorporated by reference to Exhibit 10(a) to MCI's Quarterly Report on Form 10-Q for
                  the quarter ended September 30, 1996 (File No. 0-6457)) (compensatory plan)

10.23             Form of employment agreement, effective as of November 2, 1996, between MCI and certain executive officers of MCI
                  (incorporated by reference to Exhibit 10(u) to MCI's Annual Report on Form 10-K for the fiscal year ended December
                  31, 1996 (File No. 0-6457)) (compensatory plan)

27.1              Financial Data Schedule

*The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission.

**No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

***Pursuant to this plan, the common stock of the Company was substituted for common stock of MCI.