Form 10-K
period 1998-12-31
MCI WORLDCOM INC
filed 1999-03-30
CIK 723527

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
                                       OR
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _________________

                         Commission File Number 0-11258
                    -----------------------------------------

                               MCI WORLDCOM, INC.

             (Exact name of registrant as specified in its charter)
                    -----------------------------------------

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

                          COMMON STOCK, $.01 PAR VALUE
              SERIES B CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999 was:

                 Common Stock, $.01 par value: $ 150,382,327,343
               Series B Convertible Preferred Stock: $ 93,385,462

There were 1,851,374,214 shares of the registrant's common stock outstanding as of February 28, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's 1999 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1998, are incorporated by reference into Part III.

===============================================================================

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

ACCESS CHARGES -- Expenses incurred by an IXC and paid to LECs and CAPs for accessing the local networks of the LECs in order to originate and terminate long distance calls and provide the customer connection for private line services.

BOC -- BELL SYSTEM OPERATING COMPANY -- A local exchange carrier owned by any of the remaining five RBOCs, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

BACKBONE -- A centralized high-speed network that interconnects smaller, independent networks.

BANDWIDTH -- The number of bits of information which can move through a communications medium in a given amount of time.

CAP -- COMPETITIVE ACCESS PROVIDER -- A company that provides its customers with an alternative to the BOC for local transport of private line and special access telecommunications services.

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

LOCAL NUMBER PORTABILITY -- The ability of an end user to change LECs while retaining the same telephone number.

NETWORK SWITCHING CENTER -- A location where installed switching equipment routes long distance calls and records information with respect to calls such as the length of the call and the telephone numbers of the calling and called parties.

OC-12 -- OPTICAL CARRIER LEVEL 12 SIGNAL -- A transmission rate for SONET, a high speed data transport service used on fiber optic cabling, at 622 megabits per second.

OC-48 -- OPTICAL CARRIER LEVEL 48 SIGNAL -- A transmission rate for SONET, a high speed data transport service used on fiber optic cabling, at 2,488 megabits per second.

PUC -- PUBLIC UTILITY COMMISSION -- A state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company, within the state (sometimes referred to as Public Service Commissions, or PSCs).

RBOC -- REGIONAL BELL OPERATING COMPANY -- Any of the remaining regional bell holding companies which the AT&T Divestiture Decree established to serve as parent companies for the BOCs.

RECIPROCAL COMPENSATION -- The same compensation of a competitive LEC for termination of a local call by the BOC on its network, as the competitor pays the BOC for termination of local calls on the BOC network.

SETTLEMENT RATES -- The rates paid to foreign carriers by United States international carriers to terminate certain outbound (from the United States) switched traffic and by foreign carriers to United States international carriers to terminate certain inbound (to the United States) switched traffic.

SONET -- SYNCHRONOUS OPTICAL NETWORK -- A standard way to interconnect high speed traffic from multiple vendors.

TCP/IP -- TRANSMISSION CONTROL PROTOCOL/INTERNET PROTOCOL -- A suite of network protocols that allows computers with different architectures and operating system software to communicate with other computers on the Internet.

T-1 -- A data communications circuit capable of transmitting data at 1.5 megabits per second.

T-3 -- A data communications circuit capable of transmitting data at 45 megabits per second (sometimes called DS-3).

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

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----

Cautionary Statement Regarding Forward-looking Statements................................................1

                                             PART I
Item 1.  Business........................................................................................1

Item 2.  Properties.....................................................................................19

Item 3.  Legal Proceedings..............................................................................20

Item 4.  Submission of Matters to a Vote of Security Holders............................................21

                                             PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters..........................21

Item 6.  Selected Financial Data........................................................................22

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................................24

Item 7A. Quantitative and Qualitative Disclosure About Market Risk......................................47

Item 8.  Financial Statements and Supplementary Data....................................................48

Item 9.  Changes in and Disagreements with Accountants on  Accounting and Financial Disclosure.......................................................................49

                                            PART III

Item 10. Directors and Executive Officers of the Registrant.............................................49

Item 11. Executive Compensation.........................................................................49

Item 12. Security Ownership of Certain Beneficial Owners and Management.................................49

Item 13. Certain Relationships and Related Transactions.................................................50

                                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................50

Signatures..............................................................................................51

Index to Financial Statements and Financial Statement Schedule.........................................F-1

Exhibit Index     .....................................................................................E-1

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements contained or incorporated herein regarding possible or assumed future results of operations of MCI WorldCom's business, anticipated cost savings or other synergies, the markets for MCI WorldCom's services and products, anticipated capital expenditures, the outcome of year 2000 uncertainties, or euro conversion efforts, regulatory developments or competition;

(ii) any statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and

(iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to, those discussed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A. "Quantitative and Qualitative Disclosure about Market Risk." Potential purchasers of MCI WorldCom common stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by MCI WorldCom or persons acting on its behalf. MCI WorldCom does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

MCI WORLDCOM, Inc., a Georgia corporation ("MCI WorldCom" or the "Company"), is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. Organized in 1983, the Company provides telecommunications services to business, government, telecommunications companies and consumer customers through its networks of primarily fiber optic cables, digital microwave, and fixed and transportable satellite earth stations. Prior to September 15, 1998, the Company was named WorldCom, Inc. ("WorldCom").

MCI WorldCom is one of the first major facilities-based telecommunications companies with the capability to provide consumers and businesses with high quality local, long distance, Internet, data and international communications services over its global networks. With service to points throughout the nation and the world, the Company provides telecommunications products and services including: switched and dedicated long distance and local products, dedicated and dial-up Internet access, wireless services, 800 services, calling cards, private lines, broadband data services, debit cards, conference calling, messaging and mobility services, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access to asynchronous transfer mode ("ATM")-based backbone service, Web server hosting and integration services, dial-up networking services and interconnection via Network Access Points ("NAPs") to Internet service providers ("ISPs").

The Company's core business is communications services, which includes voice, data, Internet, and international services. During each of the last three years, more than 90% of operating revenues were derived from communications services.

The Company serves as a holding company for its subsidiaries' operations. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires. Additionally, information in this document has been revised to reflect the stock splits of the Company's common stock.

BUSINESS COMBINATIONS

MCI. On September 14, 1998, the Company acquired MCI Communications Corporation ("MCI"), for approximately $40 billion, pursuant to the merger (the "MCI Merger") of MCI with and into TC Investments Corp. ("Acquisition Subsidiary"), a wholly owned subsidiary of the Company. Upon consummation of the MCI Merger, the Acquisition Subsidiary was renamed MCI Communications Corporation. Through the MCI Merger, the Company acquired one of the world's largest and most advanced digital networks, connecting local markets in the United States to more than 280 countries and locations worldwide.

As a result of the MCI Merger, each outstanding share of MCI common stock was converted into the right to receive 1.2439 shares of MCI WorldCom common stock, par value $.01 per share (the "MCI WorldCom Common Stock"), or approximately 755 million MCI WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by British Telecommunications plc ("BT")) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to BT were obtained by the Company from (i) available cash as a result of the Company's $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's Internet backbone facilities and wholesale and retail Internet business (the "iMCI Business") to Cable and Wireless plc ("Cable & Wireless") for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert Communications Services ("Concert") to BT for $1 billion in cash on September 14, 1998; and (iv) availability under the Company's commercial paper program and credit facilities. See Note 5 of Notes to Consolidated Financial Statements.

Upon effectiveness of the MCI Merger, the then outstanding and unexercised options exercisable for shares of MCI common stock were converted into options exercisable for an aggregate of approximately 83 million shares of MCI WorldCom Common Stock having the same terms and conditions as the MCI options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.2439. The MCI Merger was accounted for as a purchase; accordingly, operating results for MCI have been included from the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements.

EMBRATEL. On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A. ("Embratel"), Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (US$2.3 billion). The purchase price will be paid in local currency installments, of which R$1.06 billion (US$916) million, was paid on August 4, 1998 with the remaining R$1.59 billion (US$1.32 billion at December 31, 1998) to be paid in two equal installments over the next two years. Embratel provides interstate long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are consolidated in the accompanying Consolidated Financial Statements and are included from the date of the MCI Merger.

COMPUSERVE. On January 31, 1998, MCI WorldCom acquired CompuServe Corporation ("CompuServe"), for approximately $1.3 billion, pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of the Company, with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of MCI WorldCom.

As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of MCI WorldCom Common Stock or approximately 37.6 million MCI WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions:
Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

ANS. On January 31, 1998, the Company also acquired ANS Communications, Inc. ("ANS") from America Online, Inc. ("AOL") for approximately $500 million, and has entered into five year contracts with AOL under which MCI WorldCom and its subsidiaries will provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from MCI WorldCom. MCI WorldCom retained the CompuServe Network Services division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan. The AOL Transaction was accounted for as a purchase; accordingly, operating results for ANS have been included from the date of acquisition.

BROOKS FIBER PROPERTIES. On January 29, 1998, MCI WorldCom acquired Brooks Fiber Properties, Inc. ("BFP"), pursuant to the merger (the "BFP Merger") of a wholly owned subsidiary of MCI WorldCom, with and into BFP. Upon consummation of the BFP Merger, BFP became a wholly owned subsidiary of MCI WorldCom. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier ("CLEC"), in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers ("IXCs"), ISPs, wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers ("ILECs") for a broad array of high quality voice, data, video transport and other telecommunications services.

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 1.85 shares of MCI WorldCom Common Stock or approximately
72.6 million MCI WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests; and accordingly, the Company's financial statements for periods prior to the BFP Merger have been restated to include the results of BFP for all periods presented.

Upon effectiveness of the BFP Merger, the then outstanding and unexercised options and warrants exercisable for shares of BFP common stock were converted into options and warrants, respectively, exercisable for shares of MCI WorldCom Common Stock having the same terms and conditions as the BFP options and warrants, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.85.

MFS COMMUNICATIONS. On December 31, 1996, MCI WorldCom, through a wholly owned subsidiary, merged with MFS Communications Company, Inc. ("MFS"). Through the acquisition of MFS (the "MFS Merger"), valued at approximately $12.5 billion, the Company acquired local network access facilities via digital fiber optic cable networks installed in and around major United States cities, and in several major European cities. The Company also acquired a network platform, which consists of Company-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

As a result of the MFS Merger, each share of MFS common stock was converted into the right to receive 2.1 shares of MCI WorldCom Common Stock or approximately 471 million MCI WorldCom common shares in the aggregate. Each share of MFS Series A 8% Cumulative Convertible Preferred Stock (the "MFS Series A Preferred Stock") was converted into the right to receive one share of Series A 8% Cumulative Convertible Preferred Stock of MCI WorldCom ("MCI WorldCom Series A Preferred Stock"), or 94,992 shares of MCI WorldCom Series A Preferred Stock in the aggregate. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of Series B Convertible Preferred Stock of MCI WorldCom ("MCI WorldCom Series B Preferred Stock"), or approximately 12.7 million shares of MCI WorldCom Series B Preferred Stock in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of MCI WorldCom Series A Preferred Stock.

In May 1998, the Company exercised its option to redeem all of the outstanding MCI WorldCom Series A Preferred Stock and related Depositary Shares. Prior to the redemption date, substantially all of the holders of MCI WorldCom Series A Preferred Stock elected to convert the preferred stock into MCI WorldCom Common Stock, resulting in the issuance of approximately 32.7 million shares of MCI WorldCom Common Stock.

UUNET TECHNOLOGIES. On August 12, 1996, MFS acquired UUNET Technologies, Inc. ("UUNET"), through a merger of a subsidiary of MFS with and into UUNET (the "UUNET Acquisition"). UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and value added services to businesses, other telecommunications companies and online services providers.

WILTEL. On January 5, 1995, MCI WorldCom completed the acquisition of the network services operations of Williams Telecommunications Group, Inc. ("WilTel"), a subsidiary of The Williams Companies, Inc., for approximately $2.5 billion in cash (the "WilTel Acquisition"). Through this purchase, the Company acquired a nationwide transmission network of approximately 11,000 miles of fiber optic cable and digital microwave facilities.

IDB. On December 30, 1994, MCI WorldCom, through a wholly owned subsidiary, merged with IDB Communications Group, Inc. ("IDB"). Through this merger (the "IDB Merger"), the Company acquired a domestic and international communications network providing private line and public switched long distance telecommunications services, facsimile and data connections, television and radio transmission services, and mobile satellite communications capabilities. As a result of the IDB Merger, each share of common stock of IDB was converted into the right to receive 0.953758 shares of MCI WorldCom Common Stock, resulting in the issuance of approximately 71.8 million shares of MCI WorldCom Common Stock. In addition, MCI WorldCom assumed, on a subordinated basis, jointly and severally with IDB, the obligations of IDB to pay the principal of and interest on $195.5 million 5% convertible subordinated notes due 2003, issued by IDB. In 1996, MCI WorldCom exercised its option to redeem all of the outstanding IDB notes. A majority of the holders of the IDB notes elected to convert their notes into MCI WorldCom Common Stock prior to the redemption, resulting in the issuance of approximately 10.3 million shares of MCI WorldCom Common Stock. The IDB Merger was accounted for under the pooling-of-interests method.

COMPANY STRATEGY

The Company's strategy is to further develop as a fully integrated telecommunications company positioned to take advantage of growth opportunities in global telecommunications. Consistent with this strategy, the Company believes that transactions such as the MCI Merger, the CompuServe Merger and the AOL Transaction enhance the combined entity's opportunities for future growth, create a stronger competitor in the changing telecommunications industry and allow provision of end-to-end bundled service over global networks, which will provide new or enhanced capabilities for the Company's customers.

SERVICES

GENERAL. The Company is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. The products and services provided by the Company include switched and dedicated long distance and local products, dedicated and dial-up Internet access, wireless services, 800 services, calling cards, private lines, broadband data services, debit cards, conference calling, messaging and mobility services, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access to ATM-based backbone service, Web server hosting and integration services, dial-up networking services and interconnection via NAPs to ISPs. Based on Federal Communications Commission ("FCC") statistics as of December 31, 1997 (the most recent statistics available), the Company's pro forma share (including MCI) of total domestic toll service revenues for 1997 was 26%.

DOMESTIC LONG DISTANCE AND LOCAL SERVICE. The Company provides a single source for integrated local and long distance telecommunications services and facilities management services to business, government, other telecommunications companies and consumer customers.

There are several ways in which the customer can access the Company's network for domestic long distance services. Generally, a customer who has selected the Company as its IXC can utilize the Company's network for inter-LATA long distance calls through "one plus" dialing of the desired call destination. Customers who do not select the Company as their IXC can utilize the Company's network for all their long distance calls through two methods of "dial-up access." They can dial a local telephone number to access the Company's computerized switching equipment and then enter a personal authorization code and the area code and telephone number of the desired call destination. Customers may also access the Company's network by dialing 10-10 plus the three digit Carrier Identification Code belonging to the Company and the area code and telephone number of the desired call location. Additionally, consumers may access the Company's services through dial around services, such as 1-800-COLLECT. Regardless of the method used, dial-up customers can access the Company's network for all of their long distance calls, both intra-LATA and interLATA. High volume customers can access the Company's network through the use of high-capacity dedicated circuits. Increasingly, Digital Subscriber Line ("DSL") connections are expected to offer high speed connectivity for a broader mix of customers on an economical basis.

Customer billing is generated internally and through a facilities management agreement under which Electronic Data Systems Corporation ("EDS") performs significant data processing functions. See Notes 9 and 17 of Notes to Consolidated Financial Statements.

The market for local exchange services consists of a number of distinct service components. These service components are defined by specific regulatory tariff classifications including: (i) local network services, which generally include basic dial tone charges and private line services; (ii) network access services, which consist of the local portion of long distance telephone calls; (iii) long distance network services; and (iv) additional value added services such as caller identification, voice mail and call waiting.

Unlike the RBOCs and other large LECs which were organized geographically in response to the regulatory environment that existed before the AT&T Divestiture Decree, the Company is organized around its customers to take advantage of ongoing technological, competitive and regulatory changes. This better positions the Company to serve its customers' growing demands for advanced communications.

The Company offers a broad range of related services which enhance customer convenience, add value and provide additional revenue sources. Advanced "800" service offers features for caller and customer convenience, including a variety of call routing and call blocking options, customer reconfiguration, termination overflow to switched or dedicated lines, Dialed Number Identification Service, real-time Automatic Number Identification, and flexible after-hours call handling services. The Company's travel cards offer worldwide calling services, caller-friendly voice mail with message waiting signal, message storage and delivery, conference calling, personal greetings, speed dialing, customer deactivation and reactivation of cards, customer card, and private-label card options. The Company is also a market leader for the prepaid calling card which allows a purchaser to pay in advance for a specific number of long distance minutes.

INTERNET. The Company provides a comprehensive range of Internet access and value-added options, applications and value added services tailored to meet the needs of businesses and other telecommunications providers. The Internet products and services offered by the Company include Internet access (dial-up and dedicated, for both retail and wholesale), fax-over-the-Internet, managed networking services and applications (such as virtual private networks, Intranets and Extranets), Web hosting and electronic commerce and transaction services (such as credit card transaction processing).

INTERNATIONAL SERVICES. The Company offers international public switched voice, private line and data services to other carriers and to business, government and consumer customers. The Company has over 200 operating agreements with foreign carriers to provide switched voice and/or private line services, thereby making the Company a leading participant in the international telecommunications market.

The Company offers public switched international telecommunications services worldwide and provides direct services to approximately 160 foreign countries. The Company sells public switched telecommunications services to corporate and residential customers, and to domestic long distance carriers that lack transmission facilities to locations served by the Company or need more transmission capacity. Customers can access the Company's international switching centers to make international telephone calls via dedicated connections or dial-up access.

The Company both delivers and receives international traffic pursuant to its operating agreements. Historically, the terms of most switched voice operating agreements, as well as established FCC policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like MCI WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. New FCC policies authorizing alternative traffic routing arrangements and overseas liberalization are having the effect of gradually breaking down the exchange of international traffic pursuant to traditional operating agreements and proportionate return.

The Company also provides permanent and temporary international private line services to customers for a number of applications. These applications generally involve establishing private, international point-to-point communications links for customers with high traffic volumes or special needs, such as greater security or route diversity.

MCI WorldCom also provides switched voice, private line and/or value-added data services over its own facilities and leased facilities in the United Kingdom, Germany, France, the Netherlands, Sweden, Switzerland, Belgium, Italy, Ireland and other European countries. The Company operates metropolitan digital fiber optic networks in London, Paris, Frankfurt, Hamburg, Dusseldorf, Amsterdam, Rotterdam, Stockholm, Brussels and Zurich. During 1998, the Company completed the construction of a high capacity digital fiber optic network to interconnect its metropolitan networks in Europe. In addition, MCI WorldCom, together with its joint venture partner Cable & Wireless, placed into service in the first quarter of 1998 a high capacity digital fiber optic undersea cable between the United States and the United Kingdom. The Company also offers certain international services over a combination of leased and owned facilities in certain Asian markets, including Australia, Japan, Hong Kong and Singapore. The Company was granted authority in the first quarter of 1998 to be a local and international facilities based carrier in Australia and Japan. In Japan, the Company is now classified as a Type I carrier. The Company now operates metropolitan digital fiber optic networks in Sydney and Tokyo. Such operations are subject to certain risks including licensing requirements, changes in foreign government regulations and telecommunications standards, interconnection and leased line charges, taxes, fluctuating exchange rates, various trade barriers, and political and economic instability.

The Company derives substantial revenues by providing international communications services to United States commercial and carrier customers. Such operations are subject to certain risks such as changes in United States or foreign government regulatory policies, disruption, suspension or termination of operating agreements, and currency fluctuations. The rates that the Company can charge its customers for international services may decrease in the future due to the entry of new carriers with substantial resources and aggressiveness on the part of new or existing carriers. In addition, the consummation of mergers, joint ventures and alliances among large international carriers that facilitate targeted pricing and cost reductions, and the availability of international circuit capacity on new undersea fiber optic cables and new high capacity satellite systems in the Atlantic, Pacific and Indian Ocean Regions may impact rates.

The Company derives substantial revenues from providing services to customers in overseas locations, particularly the United Kingdom and Germany. Such operations are subject to certain risks such as changes in the legal and regulatory policies of the foreign jurisdiction, local political and economic developments, currency fluctuations, exchange controls, royalty and tax increases, retroactive tax claims, expropriation, and import and export regulations and other laws and policies of the United States affecting foreign trade, investment and taxation. In addition, in the event of any dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. MCI WorldCom may also be hindered or prevented from enforcing its rights with respect to foreign governments because of the doctrine of sovereign immunity. There can be no assurance that the laws, regulations or administrative practices of foreign countries relating to MCI WorldCom's ability to do business in that country will not change. Any such change could have a material adverse effect on MCI WorldCom's financial condition and results of operations.

EMBRATEL. MCI WorldCom's investment in Embratel further extends the Company's local-to-global strategy. Embratel's business consists principally of providing intra-regional long distance, inter-regional long distance and international long distance telephone service as well as data communications, text, telex, sound and image transmission, Internet services and mobile satellite and maritime communications. Embratel operates under a domestic long distance concession and an international long distance concession (together, the "Concession") granted by Agencia Nacional de Telecomunicacoes ("Anatel") on May 26, 1998. Embratel's Concession has been granted under the public regime (the "Public Regime").

SEGMENT AND GEOGRAPHIC INFORMATION. Certain financial information about operations by segment and by geographic area for 1998, 1997 and 1996 is included in Note 15 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

OTHER SERVICES. Through MCI Systemhouse Corp. and SHL Systemhouse Co. (collectively "SHL"), the Company offers information technology ("IT") services including outsourcing, IT consulting, systems integration, private network management, technology deployment and applications and systems development.

SHL serves its IT clients by (i) working with a client to analyze its IT needs and, based on this analysis, designing, developing and implementing an integrated client/server IT system; (ii) providing systems operations and management services for a broad range of computing platforms, including mainframe, mid-range computers, personal computer and network environments, such as local-area networks and wide-area networks; and (iii) assessing a client's computing platform and network requirements and then configuring, delivering, installing and testing the needed hardware and software products to meet such requirements. SHL also offers service for IT products and training and education of client IT users.

In February 1999, the Company and EDS announced the signing of a definitive agreement to sell SHL to EDS for $1.65 billion in cash. In addition, both companies agreed to significant outsourcing contracts which will capitalize on the individual strengths of each company. The definitive agreements for these outsourcing contracts will most likely be finalized in the second quarter of 1999. Both transactions are subject to customary closing conditions and regulatory approvals.

The Company also designs, installs, and integrates "turnkey" transmission facilities and communications networks primarily for international customers. Services provided include fixed and transportable customer premise earth stations, network management systems, systems integration consulting and project management.

VENTURES AND DEVELOPING BUSINESS MARKETS. In connection with the MCI Merger, the Company acquired an investment in The News Corporation Limited ("News Corp."), valued at $1.38 billion at December 31, 1998. With News Corp., the Company would form a Direct Broadcast Satellite ("DBS") joint venture in which the Company would own a 19.9% interest. DBS is a point-to-multipoint broadcast service that uses high-powered Ku band satellites placed in geosynchronous orbit. DBS service is capable of delivering a wide range of services, including subscription television, pay-per-view services, such as movies, concerts and sporting events, and digitized content, such as magazines. The Company holds a DBS license from the FCC which it will contribute to the joint venture. The DBS license grants the Company the right to use 28 of 32 channels in the satellite slot located at 110 degrees west longitude, which provides coverage to all fifty states in the U.S. and Puerto Rico. News Corp. and the Company would contribute to the joint venture the other DBS related assets they each own.

In November 1998, the Company and News Corp. entered into an agreement with EchoStar Communications Corp. ("EchoStar") for the sale and transfer of the Company's and News Corp.'s DBS assets (the "EchoStar Transaction"). Concurrent with the consummation of the EchoStar Transaction, the Company will acquire preferred shares in a subsidiary of News Corp. for a face amount equal to the Company's cost of obtaining the FCC license plus interest thereon. The Company will also receive from EchoStar approximately 6.0 million shares of EchoStar Class A Common Stock. The EchoStar Transaction is subject to approval by the FCC and is expected to close in the second quarter of 1999.

During 1998, the Company entered into a strategic alliance with Telefonica de Espana ("Telefonica") to create strategic business ventures which will enter the telecommunications markets in Europe and the Americas. The joint venture was formed to target fast growing Latin American communications markets, and to establish a state-of-the-art Pan American network to provide customers a portfolio of integrated communications services.

Avantel S.A. de C.V. ("Avantel") is a business venture between Grupo Financiero Banamex-Accival, Mexico's largest financial group, and MCI WorldCom, in which the Company owns a 44.5% equity interest. Avantel built Mexico's first all-digital fiber-optic network. In 1996, Avantel became the first company to provide alternative long-distance telecommunications service in Mexico in competition with Telefonos de Mexico ("TelMex"). TelMex, the former monopoly telecommunications provider, is Avantel's primary competitor. TelMex's financial and other resources are substantially greater than Avantel's, and it has an extensive existing customer base.

In March 1999, MCI WorldCom entered into an alliance with Bell Canada to provide seamless North American and global telecommunications services. The agreement with Bell Canada builds on a relationship dating back to 1992. The alliance combines the benefits of MCI WorldCom's On-Net, a single, high-capacity, end-to-end network, with Canada's leading communications provider, serving seven million residential and business customers, including some of Canada's major corporations. Through this alliance, Bell Canada's customers will have access to MCI WorldCom's network, linking major commercial centers across North America and the rest of the world.

TRANSMISSION FACILITIES

The Company's operating subsidiaries own domestic long distance, international and multi-city local service fiber optic networks with access to additional fiber optic networks through lease agreements with other carriers. Additionally, the Company's operating subsidiaries own trans-oceanic cable capacity in the Atlantic and Pacific Oceans.

Deployed in business centers throughout the United States, Western Europe, the United Kingdom, Australia and Japan, the Company's local networks are constructed using ring topology. Transmission networks are based on either conventional asynchronous multiplexing or Synchronous Optical Network ("SONET") equipment. European and Pacific Rim networks are based on Synchronous Digital Hierarchy ("SDH") technology. Network backbones are installed in conduits owned by the Company or leased from third parties such as utilities, railroads, long distance carriers, state highway authorities, local governments and transit authorities. Lease arrangements are generally executed under multi-year terms with renewal options and are non-exclusive.

Buildings are connected to the Company's local networks using fiber extensions (known as "laterals") which are then connected to a local distribution loop and ultimately to a high speed fiber backbone which originates and terminates at one of the Company's central nodes. Local transmission signals are generally sent through the network simultaneously on both primary and secondary paths thereby providing route diversity and disaster protection. Buildings served via a Company-owned lateral have a discrete Company presence (referred to as a "remote hub" or "building point-of-presence") located within the building. Generally, Company-owned internal building wiring connects the remote hub to the customer premises. Customer terminal equipment is connected to Company-provided electronic equipment generally located in the remote hub where ongoing customer transmission signals are digitized, combined and converted into optical signals for transport to the central node. Signals are then reconfigured and routed to their final destination.

The long distance network is protected by SONET/SDH rings and digital cross connect systems that are capable of restoring backbone traffic in the event of an outage in milliseconds and minutes, respectively. In addition, long distance switched traffic is dynamically rerouted via switch software to any available capacity to complete calls.

To serve customers in buildings that are not located directly on the fiber network, the Company utilizes leased T-3s, T-1s or unbundled local loops obtained from the LECs and CLECs.

Internationally, the Company owns or leases fiber optic capacity on most major international undersea cable systems in the Pacific and Atlantic Ocean regions. In the first quarter of 1998, the Company, together with its joint venture partner Cable & Wireless, placed into service a high capacity digital fiber optic undersea cable between the United States and the United Kingdom. The Company also owns fiber optic capacity for services to the former Soviet Union Republics, Central America, South America and the Caribbean. Furthermore, the Company owns and operates 28 international gateway satellite earth stations, which enable it to further extend public switched and private line voice and data communications to and from locations throughout the world.

Embratel provides domestic and international telecommunications services through its basic network, submarine cables, terrestrial fiber, microwave trunks, switches and satellites. Embratel's present long distance infrastructure consists of approximately 232,500 microwave channel kilometers and 415,750 fiber kilometers, of which approximately 70% are digital and approximately 30% are analog. A significant portion of international traffic is carried by satellites of the International Telecommunications Satellite Organization System ("Intelsat"). Intelsat is an international organization with 142 members, and Embratel owns 2.1% of its capital stock. Over 200 countries and territories use the Intelsat system and are interlinked by its 25 satellites. Embratel is presently focused on making improvements to the switches and other equipment in its domestic and international infrastructure.

The Company's ability to generate profits is somewhat dependent upon its ability to optimize the different types of transmission facilities used to provide communications services. These facilities are complemented by a least cost routing plan which is accomplished through digital switching technology and network routing software. Calls can be routed over fixed cost transmission facilities or variable cost transmission facilities. Fixed cost facilities, including the Company's owned networks, are typically most cost effective for routes that carry high volumes of traffic. In addition, a variety of lease agreements for fixed and variable cost (usage sensitive) services ensures diversity and quality of service in processing calls.

The telecommunications industry is subject to rapid and significant changes in technology. While MCI WorldCom does not believe that, for the foreseeable future, these changes will either materially or adversely affect the continued use of fiber optic cable or materially hinder its ability to acquire necessary technologies, the effect of technological changes, including changes relating to emerging wireline and wireless transmission and switching technologies, on the businesses of MCI WorldCom cannot be predicted.

The market for data communications and Internet access and related products, is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring new products and services to market in a timely manner. The Company is also at risk from fundamental changes in the way data communications, including Internet access, services are marketed and delivered. The Company's Internet service strategy assumes that the Transmission Control Protocol/Internet Protocol ("TCP/IP"), utilizing fiber optic or copper-based telecommunications infrastructures, will continue to be the primary protocol and transport infrastructure for Internet-related services. Emerging transport alternatives include wireless cable modems and satellite delivery of Internet information. Alternative open protocol and proprietary protocol standards have been or are being developed. The Company is participating in trials of next generation technologies. However, the Company's pursuit of necessary technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its data communications services business to alternate access devices, conduits and protocols.

NETWORK SWITCHING

The Company owns or leases computerized network switching equipment that routes its customers' local and long distance calls. The Company's digital switching equipment is interconnected with digital transmission lines. The Company's switching networks utilize SS7 common channel signaling, which increases efficiencies by eliminating connect time delays and provides "look ahead" routing. In addition to networking, the Company's switching equipment verifies customers' pre-assigned authorization codes, records billing data and monitors system quality and performance.

In addition to the switching centers, the Company has a number of other network facility locations known as points of presence ("POPs"). These POPs allow the Company to concentrate customers' traffic at locations where the Company has not installed switching equipment. The traffic is carried to switching centers from POPs over the Company's digital transmission network.

The Company's domestic switches are capable of providing both local and long distance call functions while the gateway switches have the specific purpose of transferring domestically originated calls to the rest of the world.

The Company's ATM network utilizes the Company's intracity fiber connections to customers, Companyowned ATM switches and MCI WorldCom's high capacity fiber optic networks. ATM is a switching and transmission technology based on encapsulation of information in short (53-byte) fixed-length packets or "cells." ATM switching was specifically developed to allow switching and transmission of mixed voice, data and video (sometimes referred to as "multimedia" information). In addition, certain characteristics of ATM switching allow switching information to be directly encoded in integrated circuitry rather than in software.

MCI WorldCom's frame relay network utilizes Company-owned and maintained frame relay switches and MCI WorldCom's high capacity fiber optic networks to provide data networking services to commercial customers. Networking equipment at customer sites connects to the Company's frame relay switches which in turn are connected to each other via the extensive MCI WorldCom fiber optic networks. Frame relay utilizes variable length frames to transport customer data from one customer location across MCI WorldCom networks to another customer location. Customers utilize the frame relay technology to support traditional business applications such as connecting local networks and financial applications.

INTERNET NETWORK INFRASTRUCTURE

The Company's Internet infrastructure is based on its own OC-48, OC-12 and DS-3 network which uses a combination of ATM, frame relay and router technologies at the transport layer for both metropolitan and inter-regional connectivity. This network infrastructure enables customers to access the Internet through dedicated lines or by placing a local telephone call (dial-up) through a modem to the nearest equipment location for the Company. Once connected, the customer's traffic is routed through the Company's networks to the desired Internet location, whether on the Company's networks or elsewhere on the Internet.

NETWORK STATISTICS

Global network statistics of the Company, excluding Embratel, on a pro forma basis, are as follows:


                                                                        AS OF DECEMBER 31,
                                                            ------------------------------------------

                                                                    1998                 1997
                                                            --------------------  --------------------

Domestic long distance route miles                                        47,529                44,943
Local domestic and international fiber miles                             797,550               679,598
Local domestic and international route miles                               8,811                 8,304
Local circuits in service (voice grade equivalents)                   17,700,822            10,702,851
Buildings connected                                                       39,550                27,785
Active voice switches-local and long distance                                273                   262
Telco Collocations                                                           367                   345

RATES AND CHARGES

The Company charges switched customers on the basis of a fixed rate per line prescribed to the Company plus minutes or partial minutes of usage at rates that vary with the distance, duration and time of day of the call. For local service, customers are billed a fixed charge plus usage or flat rated charges depending on the plan chosen by the customer. The rates charged are not affected by the particular transmission facilities selected by the Company's switching centers for transmission of the call. Additional discounts are available to customers who generate higher volumes of monthly usage.

Domestic and international business services originating in the United States are primarily billed in six- second increments; others are billed in partial minutes rounded to the next minute. Switched voice services originating in international markets are billed in increments subject to local market conditions and interconnect agreements. Switched long distance and local services are billed in arrears, with monthly billing statements itemizing date, time, duration and charges. Data services are generally billed on a fixed per line and variable trunk rate. These rates are based on speed of transmission purchased from the Company. Depending on the service type, these charges may be billed in arrears or in advance. Private line services are billed monthly in advance, with the invoice indicating applicable rates by circuit.

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

The Company's Internet access options are sold in the United States and in many foreign countries for both domestic and global Internet services. Prices vary, based on service type. Due to various factors, such as available telecommunications technology, foreign government regulation and market demand, the service options offered outside of the United States vary as to speed, price and suitability for various purposes.

Embratel's rates for most telecommunications services are subject to final approval of Anatel, to which Embratel submits requests for rate adjustments. See "Regulation-Embratel" below. Embratel's rates for domestic and international long distance service are established by Anatel and are uniform throughout Brazil. The majority of Embratel's revenues from data communications are provided by monthly line rental charges for private leased circuits. The balance consists mainly of normal charges to customers for access to the data transmission network and measured charges based on the amount of data transmitted.

MARKETING AND SALES

The Company markets its business voice, data, Internet and international services primarily through a direct sales force targeted at specific geographic markets. The Company's commercial sales force of approximately 6,500 people also provides advanced data specialization for the domestic and international marketplaces, including private line services.

In each of its geographic markets, the Company employs full service support teams that provide its customers with prompt and personal attention. MCI WorldCom's localized management, sales and customer support are designed to engender a high degree of customer loyalty and service quality.

For its consumer services, the Company markets through telemarketing, affinity relationships and television, radio and print advertising.

COMPETITION

GENERAL. Virtually every aspect of the telecommunications industry is extremely competitive, and MCI WorldCom expects that competition will intensify in the future. MCI WorldCom competes domestically with incumbent providers, which have historically dominated local telecommunications, and with long distance carriers, for the provision of long distance services. Some incumbent providers offer both local and long distance services. The ILECs presently have numerous advantages as a result of their historic monopoly control over local exchanges. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to MCI WorldCom. Some of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of MCI WorldCom. MCI WorldCom also faces competition from one or more competitors in every area of its business, including competitive access providers operating local fiber optic networks, in conjunction with, in some cases, the local cable television operator. Several competitors have announced the deployment of nationwide fiber networks using advanced state-of-the-art technologies. AT&T Corp. ("AT&T") and Sprint Corporation ("Sprint") have indicated their intention to offer local telecommunications services in major United States markets using their own facilities, including in AT&T's case, the acquisition of the facilities and business of Teleport Communications Group, Inc. and Tele-Communications, Inc., or through resale of the local exchange carriers' or other providers' services. In addition, MCI WorldCom competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

Overseas, MCI WorldCom competes with incumbent providers, some of which still have special regulatory status and the exclusive rights to provide certain services, and virtually all of which have historically dominated their local, domestic long distance and international services business. These incumbent providers have numerous advantages including existing facilities, customer loyalty, and substantial financial resources. MCI WorldCom may be dependent upon obtaining facilities from these incumbent providers. MCI WorldCom also competes with other service providers, many of which are affiliated with incumbent providers in other countries. Typically, MCI WorldCom must devote extensive resources to obtain regulatory approvals necessary to operate overseas, and then to obtain access to and interconnection with the incumbent's network on a non-discriminatory basis.

MCI WorldCom may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber optic networks, such as that of MCI WorldCom, are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by MCI WorldCom. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services. For most of MCI WorldCom's communications services, the factors critical to a customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and in some cases, geography and network size.

Under the Telecommunications Act of 1996 (the "Telecom Act") and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition, however, also establishes, in part, the predicate for the Bell Operating Companies (the "BOCs") to provide in-region interexchange long distance services. The BOCs are currently allowed to offer certain "incidental" long distance service in-region and to offer out-of-region long distance services. Once the BOCs are allowed to offer in-region long distance services, they could be in a position to offer single source local and long distance service similar to that being offered by MCI WorldCom. The Company expects that the increased competition made possible by regulatory reform will result in certain additional pricing and margin pressures in the domestic telecommunications services business.

The Company also competes in offering data communications services, including Internet access and related services. This is also an extremely competitive business and MCI WorldCom expects that competition will intensify in the future. The Company believes that the ability to compete successfully in this arena depends on a number of factors, including: industry presence; the ability to execute a rapid expansion strategy; the capacity, reliability and security of its network infrastructure; ease of access to and navigation on the Internet; the pricing policies of its competitors and suppliers; the timing of the introduction of new products and services by the Company and its competitors; the Company's ability to support industry standards; and industry and general economic trends. The success of MCI WorldCom will depend heavily upon its ability to provide high quality data communication services, including Internet connectivity and value-added Internet services at competitive prices.

Major telecommunications and data communications companies have expanded their current services to compete fully in offering data communication services, including Internet access and value-added and data communications services; MCI WorldCom expects additional telecommunications companies to continue to compete in this arena. The Company believes that new competitors, including large computer hardware, software, media and other technology and communications companies will also offer data communications services, resulting in even greater competition for MCI WorldCom. Certain companies, including AT&T, GTE Corporation, Intermedia Communications, Inc., Qwest Communications, Global Crossing Ltd., PSINet, Inc., IXC Communications, Inc. and Williams Communications, have obtained or expanded their Internet access products and services as a result of network deployment, acquisitions and strategic investments. Such acquisitions may permit MCI WorldCom's competitors to devote greater resources to the development and marketing of new competitive products and services and to the marketing of existing competitive products and services. MCI WorldCom expects these acquisitions and strategic investments to increase, thus creating significant new competitors to the Company. In addition, the Company expects new companies, such as Level 3 Communications, to enter this arena and to compete with MCI WorldCom's service offerings.

As the Company continues to expand voice and data communications operations outside of the United States, MCI WorldCom will be forced to compete with and buy services from incumbent providers, some of which are government-owned and/or still have special regulatory status and the exclusive rights to provide certain essential services. The Company will also encounter competition from companies whose operating styles are substantially different from those that it usually encounters. For example, in Europe, MCI WorldCom's subsidiaries compete directly with: (1) telecommunications companies, such as BT, Deutsche Telekom AG and others; (2) global telecommunications alliances such as Global One (Deutsche Telekom AG, France Telecom and Sprint), Unisource/Uniworld (AT&T, Telia AB of Sweden, PTT Telecom Netherlands and Swisscom) and others; and (3) other Internet access providers, such as Demon Internet Limited. Foreign competitors may also possess a better understanding of their local areas and may have better working relationships with, or control of, local telecommunications companies. Despite the Company's policy of hiring local employees in each market that it operates, there can be no assurance that the Company can obtain similar levels of local knowledge. Failure to obtain that knowledge could place MCI WorldCom at a competitive disadvantage.

EMBRATEL. Until July 29, 1998, Embratel was the exclusive provider of inter-state and international long distance services in Brazil, although it was subject to indirect competition from a number of sources. The companies organized under Telecomunicacoes Brasileiras S.A., Telebras ("Telebras") were the exclusive providers of intrastate and local telephone services. However, since 1995, Brazil has been adopting sweeping regulatory changes intended to open the telecommunications market to competition.

Under the 1996 General Telecommunications Law (the "General Law") and the General Grant Plan (the "Grant Plan"), the Ministry of Communications was required to conduct the privatization of the Telebras system. According to the privatization model, the Brazilian states were divided among three regions and the Telebras companies, which provided services in each of these states, were grouped under three holding companies (collectively, "Teles" and individually, "Tele") and granted concessions to provide local and intra-regional long distance services within one of the three regions. Embratel was granted concessions to provide domestic long distance (intra-regional and inter-regional) and international services. The privatization occurred on July 29, 1998 and Embratel became subject to competition in the intra-regional long distance markets.

The General Law and the General Grant Plan also required Anatel, promptly after the privatization, to auction: (1) the mirror authorizations for the provision of local and intra-regional long distance telephone services in each of the three regions and (2) one mirror authorization for the provision of intra-regional, inter-regional and international long distance telephone services. The authorizations are considered "mirrors" because the service coverage areas for the competitive entrants exactly match those of the incumbent concessionaires.

The expected result of the mirror authorization auction was to have two companies competing in each local service market (one Tele and one mirror authorization holder), four companies competing in each of the three intra-regional long distance service markets (one Tele, Embratel and two mirror authorization holders) and two companies competing in the inter-regional and international long distance markets (Embratel and mirror Embratel). On December 11, 1998, the bidding process for the mirror authorizations occurred and only the authorizations for the north east region and for national and international long distance services were granted due to the lack of participants in the bidding.

Therefore, Embratel has today (1) in the north east region, three competitors for the provision of intra-regional long distance services (the north east
Tele, the north east mirror authorization holder (Canbra), and the national long distance mirror authorization holder (Bonari)), (2) in the south region and in the Sao Paulo State Region, two competitors for the provision of the intra-regional long distance services (the south and the Sao Paulo State Teles and Bonari) and (3) in the inter-regional and international long distance markets, one competitor (Bonari).

Beginning in 2002, Anatel may grant an unlimited number of additional authorizations for the provision of local and intra-regional, inter-regional and international long distance telephone services.

OTHER. Competitors in the IT business include Andersen Consulting, Computer Sciences Corporation, EDS and International Business Machines Corporation, all of which have substantial financial and other resources. SHL derives a material amount of its IT revenues from a small number of customers. In addition, SHL faces competition in the IT industry not only for contracts, but also for personnel. There is a shortage of skilled employees and a high turnover rate among skilled employees in the client/server portion of the IT business. See "Services - Other Services" above for a description of the agreement to sell SHL to EDS.

Competition in the DBS service market comes from at least three sources: existing and future DBS service providers, including two RBOCs which have formed an alliance with a DBS service provider; medium-power satellite video service providers; and cable companies that operate land based facilities. These competitors have substantial financial resources, existing customer bases and experienced marketing organizations. In addition, it is anticipated that long distance telecommunications service providers and other RBOCs may seek to form alliances with DBS service or other multimedia service providers and compete in this market using terrestrial or satellite-based technologies, such as Ka band satellite, digital broadcast spectrum and Local Multipoint Delivery Service.

REGULATION

GENERAL. MCI WorldCom is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company's subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. The Company must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects MCI WorldCom to price cap or rate of return regulation, nor is the Company currently required to obtain FCC authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of its international facilities and services. MCI WorldCom is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on MCI WorldCom.

In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILEC's retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). Thereafter, the Eighth Circuit held that constitutional challenges to various practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") were premature; it vacated, however, significant portions of the FCC's nationwide pricing rules and an FCC rule requiring that unbundled network elements be provided on a combined basis. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements must be provided by incumbent local exchange carriers to new entrants. The Eighth Circuit will now consider the ILECs' challenges to the substance of pricing rules, which it previously had found to be premature.

Certain BOCs have also raised constitutional challenges to sections of the Telecom Act restricting BOC provisioning of long distance services, and their manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the U.S. District Court for the Northern District of Texas (the "District Court") ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. The decision only applied to SBC Corporation ("SBC"), US WEST Communications Group ("US WEST") and Bell Atlantic Corporation ("Bell Atlantic"). At the request of various parties, on February 11, 1998, the District Court issued a stay of its decision pending appeal. On September 4, 1998, the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit") reversed the decision of the District Court and upheld the constitutionality of the challenged provisions. On October 19, 1998, SBC, US WEST and Bell Atlantic filed petitions requesting the Supreme Court review the Fifth Circuit decision. On January 19, 1999, the Supreme Court denied these petitions for review. BellSouth Corporation ("BellSouth") also raised the Bill of Attainder issue in its appeal before the United States Court of Appeals for the D.C. Circuit of the FCC's denial of BellSouth's application to provide access long distance service in South Carolina. On December 22, 1998, the U.S. Court of Appeals for the D.C. Circuit, in a 3-0 opinion, denied BellSouth's constitutional challenges.

The FCC has denied applications filed by RBOCs seeking authority to provide interLATA long distance service. In its denial of an Ameritech Corporation ("Ameritech") application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions appealed jurisdictional aspects of that Ameritech application denial to the Eighth Circuit. On

January 22, 1998, the Eighth Circuit granted the various appeals and held that the FCC does not have jurisdiction to consider pricing issues when deciding RBOC interLATA long distance applications. On February 22, 1999, the Supreme Court vacated the Eighth Circuit's decision, re-establishing the jurisdiction of the FCC to use forward-looking pricing methodology when reviewing RBOC entry into the long distance market.

Access charges, both interstate and intrastate, are a principal component of MCI WorldCom's telecommunications expense. On the interstate side, the U.S. Court of Appeals for the D.C. Circuit is presently considering multiple appeals of the FCC's 1997 changes to the price cap system for regulating interstate access charges. Several PUCs have initiated proceedings to address reallocation of implicit subsidies contained in the access rate and retail service rates to state universal service funds. In addition, the FCC is presently considering further universal service reforms, access reform, and pricing flexibility for ILEC access charges. MCI WorldCom cannot predict the outcome of these proceedings or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of this Act, apply fully to so-called "advanced telecommunications services," such as DSL. In a companion notice, the FCC sought comment on how to implement Section 706 of the Telecom Act, which directs the FCC to (1) encourage the deployment of advanced telecommunications capability to Americans on a reasonable and timely basis, and (2) complete an inquiry concerning the availability of such services no later than February 8, 1999. The Commission's rulemaking notice included a proposal that, if adopted, would allow the ILECs the option of providing advanced services via a separate subsidiary free from the unbundling and resale obligations of Section 251(c), as well as other dominant carrier regulatory requirements.

In early February 1999, the FCC issued its report to Congress, concluding that the deployment of advanced services is proceeding at a reasonable and timely pace. The FCC has not yet issued its Section 706 rulemaking order.

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, approximately thirty PUCs issued orders unanimously finding that carriers, including MCI WorldCom, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many have filed new cases at the PUCs or in court. Moreover, MCI WorldCom has appealed the FCC's order to the Court of Appeals for the D.C. Circuit. MCI WorldCom cannot predict either the outcome of these appeals and the FCC's rulemaking proceeding or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations.

INTERNATIONAL. In December 1996, the FCC adopted a new policy that makes it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes. In August 1998, the FCC proposed to modify its rules to make it even easier for U.S. international carriers to engage in alternative traffic routing. In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that is designed to have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The WTO Agreement became effective in February 1998. In light of the United States commitments to the WTO Agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (1) the services that may be provided by foreign affiliated United States international common carriers, including carriers controlled or more than 25 percent owned by foreign carriers that have market power in their home markets, and (2) the provision of alternative traffic routing. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to WTO member countries. These rules allow such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to United States rules. On January 12, 1999, the FCC's benchmark rules were upheld in their entirety by the U.S. Court of Appeals for the D.C. Circuit. On March 11, 1999, the D.C. Circuit denied petitions for rehearing of the case.

Although the FCC's new policies and implementation of the WTO Agreement may result in lower settlement payments by MCI WorldCom to terminate international traffic, there is a risk that the payment that MCI WorldCom will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of MCI WorldCom. The Company, meanwhile, may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

EMBRATEL. The General Law provides a framework for telecommunications regulation for Embratel. Article 8 of the General Law created Anatel to implement the General Law through development of regulations and to enforce such regulations. According to the General Law, companies wishing to offer telecommunications services to consumers are required to apply to Anatel for a concession or an authorization. Concessions are granted for the provision of services under the Public Regime and authorizations are granted for the provision of services under the private regime ("Private Regime"). The Public Regime is differentiated from the Private Regime primarily by the obligations imposed on the companies rather than the type of services offered by those companies. Service providers subject to the Public Regime (concessionaires) are subject to obligations concerning network expansion and continuity of service provision and are subject to rate regulation. These obligations and the tariff conditions are provided in the General Law and in each company's Concession contract. The network expansion obligations (called universal service obligations) are also provided in the Plano Geral de Universalizacao ("General Plan on Universal Service").

The only services provided under the Public Regime are the switched fixed telephone services (local and national and international long distance) provided by Embratel and the three regional Telebras holding companies. All other telecommunications companies, including other companies providing switched fixed telephone services ("SFTS"), operate in the Private Regime and, although they are not subject to the Public Regime, individual authorizations may contain certain specific expansion and continuity obligations.

Therefore, when providing SFTS, Embratel and the three Teles are subject to the Public Regime obligations provided in the General Law, in their Concession Contracts and in the General Plan on Universal Services, among other regulations.

The main restriction imposed on these companies by the General Grant Plan, is that, until December 31, 2003, the three Teles are prohibited from offering inter-regional and international long distance service, while Embratel is prohibited from offering local services. These companies can start providing the mentioned services two years sooner if they meet their network expansion obligations by December 31, 2001.

Embratel and the three Teles were granted their concessions at no fee, until 2005. After 2005, the concessions may be renewed for a period of 20 years, upon the payment, every two years, of a fee equal to 2% of annual net revenues calculated based on the provision of SFTS in the prior year, excluding taxes and social contributions, during the 20-year renewal period.

Embratel also offers a number of ancillary telecommunications services pursuant to authorizations granted in the Private Regime. The principal such services are the provision of dedicated analog and digital lines, packet switched network services, circuit switched network services, mobile marine telecommunications, telex and telegraph, radio signal satellite retransmission and television signal satellite retransmission. Some of these services are subject to some specific continuity obligations and rate conditions, provided in the respective authorization.

All providers of telecommunications services are subject to quality and modernization obligations provided in the Plan Geral de Qualidade ("General Plan on Quality").

OTHER. The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company. Except as indicated in Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference, and while the results of these various legal and regulatory matters contain an element of uncertainty, the Company believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

EMPLOYEES

As of February 28, 1999, the Company, excluding Embratel, employed approximately 77,000 full-time persons.

ITEM 2.     PROPERTIES

The tangible assets of the Company include a substantial investment in telecommunications equipment. The aggregate book value of the Company's transmission equipment and communications equipment was $12.05 billion and $5.26 billion, respectively, at December 31, 1998. Approximately $6.6 billion is currently anticipated for transmission and communications equipment, construction and other capital expenditures in 1999 without regard to Embratel or possible acquisitions or the redeployment of possible SHL proceeds into additional capital spending opportunities.

The Company's railroad, utility and other rights-of-way for its fiber optic cable and microwave transmission network are typically held under leases, easements, municipal franchises, licenses or governmental permits. All other major equipment and physical facilities are owned in fee and are operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on or across properties owned by others.

The Company also operates numerous tower sites, generally in rural areas, to serve as repeater stations in its domestic microwave transmission system. Most of these sites are leased, although the Company does own many of those which are at an intersection of two or more routes of MCI WorldCom's transmission systems.

The Company's local services network includes a fiber optic transmission network consisting of lighted (currently used) and dark (not currently used) fibers which are either owned or leased under long-term leases. These fibers are located in conduits which are either owned or leased under long-term leases.

The Company leases space for sales office and/or administrative facilities, collector node, collocation sites, general storage space, and equipment rooms for switches and other peripheral equipment. Such leased properties do not lend themselves to description by character or location. The Company's fiber optic networks include aerial and underground cable and conduit which are located on public streets and highways or on privately owned land or facilities. The Company has permission to use these lands or facilities pursuant to governmental consent or lease, permit, easement, franchise or other agreement.

The Company attempts to structure its leases of space for its network switching centers and rights-of-way for its fiber optic networks with initial terms and renewal options so that the risk of relocation is minimized. The Company anticipates that prior to termination of any of the leases, it will be able to renew such leases or make other suitable arrangements.

The principal properties of Embratel consist of its basic network, satellite earth stations, nodes, terrestrial and submarine cables, switches and certain real estate. Embratel's properties are located throughout Brazil, providing both the necessary infrastructure of a nationwide long distance telecommunications and a support network. As of December 31, 1998, Embratel owned approximately 60 sites related to its telecommunications operations used for network equipment of various types, such as telephone exchanges, transmission stations, microwave radio equipment and digital switching nodes. Embratel conducts a majority of its management activities from Rio de Janeiro, and owns and leases office space in such other cities as Sao Paulo, Porto Alegre, Belo Horizonte, Curitiba, Brasilia, Salvador, and Belem.

The Company believes that all of its facilities and equipment are in good condition and are suitable for their intended purposes.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company. Except as indicated in Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference, and while the results of these various legal and regulatory matters contain an element of uncertainty, the Company believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The shares of MCI WorldCom Common Stock are quoted on The Nasdaq National Market under the symbol "WCOM." The following table sets forth the high and low sales prices per share of MCI WorldCom Common Stock as reported on The Nasdaq National Market based on published financial sources, for the periods indicated.

                                                               HIGH                 LOW
                                                               ----                 ---
1997
----
   First Quarter                                             $27.88              $21.75
   Second Quarter                                             32.97               21.25
   Third Quarter                                              37.75               29.88
   Fourth Quarter                                             39.88               28.50

1998
----
   First Quarter                                             $44.88              $28.00
   Second Quarter                                             48.44               41.63
   Third Quarter                                              57.88               40.00
   Fourth Quarter                                             75.75               39.00

As of February 28, 1999, there were 1,851,374,214 shares of MCI WorldCom Common Stock issued and outstanding held by 58,662 shareholders of record.

The Company has never paid cash dividends on its common stock. The policy of the Company's Board of Directors has been to retain earnings to provide funds for the operation and expansion of the Company's business.

PREFERRED STOCK

The MCI WorldCom Series B Preferred Stock is convertible into shares of MCI WorldCom Common Stock at any time at a conversion rate of 0.0973912 shares of MCI WorldCom Common Stock for each share of MCI WorldCom Series B Preferred Stock (an effective initial conversion price of $10.268 per share of MCI WorldCom Common Stock). Dividends on the MCI WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors. The Company has not declared any dividends on the MCI WorldCom Series B Preferred Stock to date and anticipates that future dividends will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of MCI WorldCom Common Stock at the Company's election. To date, the Company has elected to pay all accrued dividends in cash, upon conversion.

The MCI WorldCom Series B Preferred Stock is also redeemable at the option of the Company at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends. The redemption price will be payable in cash or shares of the MCI WorldCom Common Stock at the Company's election.

The MCI WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The MCI WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation. As of February 28, 1999, there were 11,622,662 shares of MCI WorldCom Series B Preferred Stock outstanding held by 746 shareholders of record. There is no established market for the MCI WorldCom Series B Preferred Stock.

In May 1998, the Company exercised its option to redeem all of the outstanding MCI WorldCom Series A Preferred Stock and related Depositary Shares. Prior to the redemption date, substantially all of the holders of MCI WorldCom Series A Preferred Stock elected to convert the preferred stock into MCI WorldCom Common Stock, resulting in the issuance of approximately 32.7 million shares of MCI WorldCom Common Stock.

RECENT SALE OF UNREGISTERED SECURITIES

On December 28, 1998, MCI WORLDCOM Synergies Management Company, Inc. ("SMC"), a wholly owned subsidiary of the Company, issued 475 shares of an authorized 500 shares of 6.375% cumulative preferred stock, Class A ("SMC Class A Preferred Stock") in a private placement. Each share of SMC Class A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $100,000 per share. The SMC Class A Preferred Stock is mandatorily redeemable by SMC at the redemption price of $100,000 per share plus accumulated and unpaid dividends on January 1, 2019. Dividends on the SMC Class A Preferred Stock are cumulative from the date of issuance and are payable quarterly commencing April 1, 1999 at a rate per annum equal to 6.375% of the liquidation preference of $100,000 per share when, as and if declared by the Board of Directors of SMC.

The SMC Preferred Stock was issued to a limited number of financial institutions in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.           SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended December 31, 1998. The historical financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 have been derived from the historical financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The report of Arthur Andersen LLP on the Consolidated Financial Statements of the Company as of and for the three years ended December 31, 1998 refers to their reliance on the report of other auditors in rendering an opinion in those financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this document.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   (In millions, except  per share data)
                                                                    ---------------------------------------------------------------

                                                                       1998         1997          1996         1995         1994
                                                                    ---------    ----------    ----------   ----------    ---------

OPERATING RESULTS:
Revenues                                                            $  17,678    $    7,384    $    4,449   $    3,636    $  2,211
Operating income (loss)                                                  (975)        1,018        (1,875)         667          67
Income (loss) before extraordinary items                               (2,540)          247        (2,233)         257        (124)
Extraordinary items                                                      (129)          (3)           (24)           -           -
Net income (loss) applicable to common shareholders                    (2,700)          218        (2,258)         224        (152)
Preferred dividend requirement                                             13            26             1           33          28

EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary items -
  Basic                                                                 (2.02)         0.23         (5.02)        0.58       (0.48)
  Diluted                                                               (2.02)         0.22         (5.02)        0.56       (0.48)

Net income (loss) -
  Basic                                                                 (2.12)         0.23         (5.07)        0.58       (0.48)
  Diluted                                                               (2.12)         0.22         (5.07)        0.56       (0.48)

Weighted average shares -
  Basic                                                                 1,274           966           445          383         316
  Diluted                                                               1,274           997           445          439         316

FINANCIAL POSITION:
Total assets                                                        $  86,401    $   23,596    $   20,843   $    6,803    $  3,441
Long-term debt                                                         16,083         7,413         5,356        2,324         794
Subsidiary Trust and other mandatorily redeemable preferred
  securities                                                              798            -              -            -           -
Shareholders' investment                                               45,003        13,801        13,252        2,281       1,827

NOTES TO SELECTED FINANCIAL DATA:

(1) On September 14, 1998, the Company completed the MCI Merger. The MCI Merger is being accounted for as a purchase; accordingly, the operating results of MCI are included from the date of acquisition.

(2) In 1998, the Company recorded a pre-tax charge of $196 million in connection with the BFP Merger, the MCI Merger and certain asset write-downs and loss contingencies. Such charges included $21 million for employee severance, $17 million for BFP direct merger costs, $38 million for conformance of BFP accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to certain asset write-downs and loss contingencies. Additionally, in connection with business combinations, MCI WorldCom made allocations of the purchase price to acquired in-process research and development totaling $429 million in the first quarter of 1998, related to the CompuServe Merger and AOL Transaction, $3.1 billion in the third quarter of 1998 related to the MCI Merger, and $2.14 billion in the fourth quarter of 1996 related to the MFS Merger. See Note 3 of Notes to Consolidated Financial Statements.

(3) Results for 1996 include other after-tax charges of $121 million for employee severance, employee compensation charges, alignment charges, and costs to exit unfavorable telecommunications contracts and $344 million after-tax write-down of operating assets within MCI WorldCom's non- core businesses. On a pre-tax basis, these charges totaled $600 million.

(4) In connection with certain debt refinancings, MCI WorldCom recognized in 1998, 1997 and 1996 extraordinary items of $129 million, $3 million and $4 million, respectively, net of taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees. Additionally, in 1996 MCI WorldCom recorded an extraordinary item of $20 million, net of taxes, related to a write-off of deferred international costs.

(5) In connection with the conversion of the Company's Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock (the "Series 1 Preferred Stock"), MCI WorldCom made a non-recurring payment of $15 million in 1995 to the holder of the stock, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $26.6 million (which amount included an annual dividend requirement of $24.5 million plus accrued dividends to such call date).

(6) As a result of the IDB Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate personnel, physical facilities and service capacity, to abandon certain products and marketing activities, and to take further advantage of the synergies available to the combined entities. Accordingly, in 1994, the Company charged $44 million to operations for the estimated costs of such reorganization and restructuring activities, including employee severance, physical facility abandonment and duplicate service capacity.

         Also, during 1994, the Company incurred direct merger costs of $15 million, related to the IDB Merger. These costs include professional fees, proxy solicitation costs, travel and related expenses and certain other direct costs attributable to the IDB Merger.

(7) Revenues and line costs for prior periods reflect a classification change for inbound international settlements which are now being treated as an offset to line costs instead of revenues. Previously, both MCI and WorldCom classified foreign post telephone and telegraph administration settlements on a gross basis with the outbound settlement reflected as line cost expense and the inbound settlement reflected as revenues. This change better reflects the way in which the business is operated because MCI WorldCom actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from in-process research and development programs, the likelihood of successful completion of such programs, and the outcome of year 2000 or euro conversion efforts, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts.

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein (the "Cautionary Statements") include, without limitation: (1) uncertainties associated with the success of acquisitions and the integration thereof; (2) risks of international business;
(3) the impact of technological change on the Company's business and dependence on availability of transmission facilities; (4) regulation risks including the impact of the Telecom Act; (5) contingent liabilities; (6) the impact of competitive services and pricing; (7) risks associated with year 2000 uncertainties and euro conversion efforts; (8) risks associated with debt service requirements and interest rate fluctuations; (9) the Company's degree of financial leverage; and (10) other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1998, after giving effect to the BFP Merger, which was accounted for as a pooling-of-interests. This information should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

GENERAL

The Company is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. The Company's operations have grown significantly in each year of its operations as a result of internal growth, the selective acquisition of telecommunications companies and international expansion.

On September 14, 1998, the Company, through a wholly owned subsidiary, merged with MCI. Through the MCI Merger, the Company acquired one of the world's largest and most advanced digital networks, connecting local markets in the United States to more than 280 countries and locations worldwide.

As a result of the MCI Merger, each share of MCI common stock was converted into the right to receive 1.2439 shares of MCI WorldCom Common Stock or approximately 755 million MCI WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by BT) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to BT were obtained by the Company from (i) available cash as a result of the Company's $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's iMCI Business to Cable & Wireless for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert to BT for $1 billion in cash on September 14, 1998; and (iv) availability under the Company's credit facilities and commercial paper program. The MCI Merger was accounted for as a purchase; accordingly, operating results for MCI have been included from the date of acquisition.

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel, Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (US$2.3 billion). The purchase price will be paid in local currency installments of which R$1.06 billion (US$916 million) was paid on August 4, 1998 with the remaining R$1.59 billion (US$1.32 billion at December 31, 1998) to be paid in two equal installments over the next two years. Embratel provides interstate long distance and international telecommunications services, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are included from the date of the MCI Merger.

On January 31, 1998, MCI WorldCom, through a wholly owned subsidiary, merged with CompuServe. As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.40625 shares of MCI WorldCom Common Stock, or approximately 37.6 million MCI WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access for consumers, while Network Services provided worldwide network access, management and applications, and Internet services to business. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

On January 31, 1998, MCI WorldCom also acquired ANS from AOL, and has entered into five year contracts with AOL under which MCI WorldCom and its subsidiaries will provide network services to AOL. As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services Division and received a $175 million cash payment from MCI WorldCom. MCI WorldCom retained the CompuServe Network Services division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, Europe and Japan. The AOL Transaction was accounted for as a purchase, accordingly, operating results for ANS have been included from the date of acquisition.

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

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 1.85 shares of MCI WorldCom Common Stock or approximately
72.6 million MCI WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the BFP Merger have been restated to include the results of BFP for all periods presented.

On December 31, 1996, MCI WorldCom, through a wholly owned subsidiary, merged with MFS. Through this purchase, the Company acquired local network access facilities via digital fiber optic cable networks installed in and around major United States cities, and in several major European cities. The Company also acquired a network platform, which consists of Company-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

On August 12, 1996, MFS completed the UUNET Acquisition. UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and consulting services to businesses, telecommunications companies and online service providers.

The Company's strategy is to further develop as a fully integrated telecommunications company positioned to take advantage of growth opportunities in global telecommunications. Consistent with this strategy, the Company believes that transactions such as the MCI Merger, the CompuServe Merger and the AOL Transaction enhance the combined entity's opportunities for future growth, create a stronger competitor in the changing telecommunications industry and allow provision of end-to-end bundled service over global networks, which will provide new or enhanced capabilities for the Company's customers.

The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges. With respect to access charges on the interstate side, the U.S. Court of Appeals for the D.C. Circuit is presently considering multiple appeals of the FCC's 1997 changes to the price cap system for regulating interstate access charges. Several PUCs have initiated proceedings to address reallocation of implicit subsidies contained in the access rate and retail service rates to state universal service funds. In addition, the FCC is presently considering further universal service reforms, access reform, and pricing flexibility for ILEC access charges. MCI WorldCom cannot predict the outcome of these proceedings or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations. However, the Company's goal is to manage transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base through acquisitions and internal growth.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues.

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------

                                                                               1998          1997          1996
                                                                               ----          ----          ----

Revenues                                                                      100.0%        100.0%        100.0%
Line costs                                                                     47.6          51.0          53.9
Selling, general and administrative                                            24.4          22.0          19.5
Depreciation and amortization                                                  12.4          13.2           7.2
In-process research and development and other charges                          21.1            --          61.6
                                                                              -----         -----         -----
Operating income (loss):                                                       (5.5)         13.8         (42.2)
Other income (expense):
  Interest expense                                                             (3.6)         (5.3)         (5.7)
  Miscellaneous                                                                 0.2           0.5           0.6
                                                                              -----         -----         -----
Income (loss) before income taxes, minority interests and extraordinary
  items                                                                        (8.9)          9.0         (47.3)
Provision for income taxes                                                      5.0           5.6           2.9
                                                                              -----         -----         -----
Income (loss) before minority interests and extraordinary items               (13.9)          3.4         (50.2)
Minority interests                                                             (0.5)           --            --
Extraordinary items                                                            (0.7)           --          (0.5)
                                                                              -----         -----         -----
Net income (loss)                                                             (15.1)          3.4         (50.7)
Preferred dividends and distributions on subsidiary trust mandatorily
  redeemable preferred securities                                               0.2           0.4            --
                                                                              -----         -----         -----
Net income (loss) applicable to common shareholders                           (15.3)          3.0         (50.7)
                                                                              =====         =====         =====

YEAR ENDED DECEMBER 31, 1998 VS.
  YEAR ENDED DECEMBER 31, 1997

Revenues for 1998 increased 139% to $17.68 billion as compared to $7.38 billion for 1997. The increase in total revenues is attributable to the MCI Merger, the CompuServe Merger and the AOL Transaction as well as internal growth. Results for 1998 include MCI and Embratel operations from September 14, 1998. Excluding Embratel, the Company's revenues increased 123% to $16.50 billion in 1998. Prior year results have been restated to reflect the BFP Merger, which was accounted for as a pooling-of-interests.

Actual reported revenues by category and associated revenue increases for the year ended December 31, 1998 and 1997 reflect the following changes by category (dollars in millions):


                                      ACTUAL       ACTUAL        PERCENT
                                       1998         1997         CHANGE
                                     -------       -------       -------

REVENUES
   Voice                             $ 9,243       $ 4,062           128
   Data                                3,384         1,618           109
   Internet                            2,165           566           283
   International                       1,130           726            56
                                     -------       -------
COMMUNICATION SERVICES                15,922         6,972           128
   Other                                 574           412            39
                                     -------       -------
TOTAL REVENUES BEFORE EMBRATEL       $16,496       $ 7,384           123
   Embratel                            1,182            --            --
                                     -------       -------
TOTAL REPORTED REVENUES              $17,678       $ 7,384           139
                                     =======       =======







The following table provides supplemental pro forma detail for MCI WorldCom revenues. Since actual results only reflect 108 days of operations for MCI and Embratel, the pro forma results are more indicative of internal growth for the combined company. The pro forma revenues, excluding Embratel, for the year ended December 31, 1998 and 1997 reflect the following changes by category (dollars in millions):

                               PRO FORMA        PRO FORMA         PERCENT
                                 1998             1997            CHANGE
                                -------          -------          -------

REVENUES
  Voice                         $19,480          $17,932                9
  Data                            5,827            4,550               28
  Internet                        2,246            1,325               69
  International                   1,130              726               56
                                -------          -------
COMMUNICATION SERVICES           28,683           24,533               17
  Other                           1,733            1,999              (13)
                                -------          -------
TOTAL REVENUES                  $30,416          $26,532               15
                                =======          =======


Pro forma results for the prior periods reflect a classification change for inbound international settlements which are now being treated as an offset to line costs instead of revenues. Previously, both MCI and WorldCom classified foreign post telephone and telegraph administration settlements on a gross basis with the outbound settlement reflected as line cost expense and the inbound settlement reflected as revenues. This change better reflects the way in which the business is operated because the Company actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

The following discusses the pro forma revenue increases for the year ended December 31, 1998 as compared to pro forma revenues for the comparable prior year period. The pro forma revenues assume that the MCI Merger, CompuServe Merger and the AOL Transaction occurred at the beginning of 1997. These pro forma revenues do not include Embratel or the iMCI Business that was sold. Changes in actual revenues are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MCI Merger, CompuServe Merger, AOL Transaction and the internal growth of the Company.

Pro forma voice revenues for 1998 experienced a 9% year-over-year increase driven by a gain of 17% in traffic. Voice revenues include both long distance and local domestic switched revenues. Strong long distance volume gains in domestic commercial sales channels, combined with an increasing mix of local services, were the primary contributors to this increase. Pro forma local voice revenues grew 87% in 1998 versus the same period of the prior year. While the Company continues to show significant percentage gains in switched local, it is still a relatively small component of total Company revenues.

Pro forma data revenues for 1998 increased 28% year-over-year. Data revenues include both long distance and local dedicated bandwidth sales. The revenue growth for data services continues to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth is not only being fueled by connectivity demands, but applications are becoming more strategic, far reaching and complex; additionally, bandwidth consumption is driving an acceleration in growth for higher capacity circuits. Rapidly growing demand for higher bandwidth services has contributed to a 43% pro forma year-over-year local data revenue growth for 1998. As of December 31, 1998, the Company had approximately 17 million domestic local voice grade equivalents and approximately 34,000 buildings in the U.S., connected over its high-capacity circuits. Domestic local route miles of connected fiber are in excess of 7,800 and domestic long distance route miles are in excess of 45,000.

Pro forma Internet revenues for 1998 increased 69% over the 1997 pro forma amount. Growth is being driven by both dial-up and dedicated connectivity to the Internet as more and more business customers migrate their data networks and applications to Internet-based technologies. MCI's Internet revenues have been excluded from the above table, due to the divestiture of the iMCI Business.

Pro forma international revenues - those revenues originating outside of the United States, excluding Embratel, for 1998 were $1.13 billion, an increase of 56% as compared with $726 million for the same pro forma period of the prior year. Significant percentage gains in international revenues are being achieved in continental Europe in response to the Company's rapidly expanding networks and sales effort. In July 1998, the Pan-European network was commissioned for service and now provides MCI WorldCom the capability to connect from end-to-end over 5,500 buildings in Europe all over its own high capacity circuits. In Europe, the Company has over 900 route miles of local fiber and over 1,700 long distance route miles.

The Pan-European networks and national networks in the U.K., France, Germany and Belgium are driving higher growth of enhanced data sales internationally.
The resulting revenue mix shift is contributing to improved margins in spite of the competitive pricing environment.

Pro forma other revenues for 1998 were $1.73 billion, down 13% as compared with 1997. Other revenues, which consists primarily of the operations of SHL, include equipment deployment, consulting and systems integration and outsourcing services. The year-over-year decline reflects the negative impact of eliminating certain lines of operation and the Canadian currency translation effects.

In February 1999, the Company and EDS announced the signing of a definitive agreement to sell SHL to EDS for $1.65 billion in cash. In addition, both companies agreed to significant outsourcing contracts which will capitalize on the individual strengths of each company. The definitive agreements for these outsourcing contracts will most likely be finalized in the second quarter of 1999. Both transactions are subject to customary closing conditions and regulatory approvals.

The following discusses the actual results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

LINE COSTS. Line costs as a percentage of revenues for 1998 were 47.6% as compared to 51.0% reported for the same period of the prior year. Overall decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MCI, CompuServe Network Services and ANS into the Company's operations and were offset in part by universal service fund costs recorded for the 1998 year. Additionally, access charge reductions beginning in July 1997 reduced total line cost expense by approximately $200 million in 1998. While access charge reductions were primarily passed through to the customer, line costs as a percentage of revenues were positively affected by more than half a percentage point for 1998. The Company anticipates that line costs as a percentage of revenues will continue to decline as a result of further synergies and economies of scale resulting from network efficiencies achieved from the assimilation of the former MCI and WorldCom networks. Additionally, local revenues are increasing rapidly and line costs related to local are primarily fixed in nature - leading to lower line costs as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1998 were $4.31 billion or 24.4% of revenues as compared to $1.63 billion or 22.0% of revenues for 1997. The increase in selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 1998, which includes MCI for 108 days, reflects the Company's expanding operations, primarily through the MCI Merger. The Company's goal is to achieve additional selling, general and administrative synergies in connection with the MCI Merger through the assimilation of MCI into the Company's strategy of cost control.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1998 increased to $2.2 billion or 12.4% of revenues from $976 million or 13.2% of revenues for 1997. The increase reflects increased amortization associated with the MCI Merger, CompuServe Merger and AOL Transaction and additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES. In 1998, the Company recorded a pre-tax charge of $196 million in connection with the BFP Merger, the MCI Merger, and certain asset write-downs and loss contingencies. Such charges included $21 million for employee severance, $17 million for BFP direct merger costs, $38 million for conformance of BFP accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment, and $33 million related to certain asset write-downs and loss contingencies. The $56 million related to long-term commitments includes $33 million of minimum commitments over the next one to ten years for leased facilities that the Company has or will abandon, $19 million related to certain minimum contractual network lease commitments that expire over the next one to three years, for which the Company will receive no future benefit due to the migration of traffic to owned facilities, and $4 million of other commitments. Additionally, the $33 million related to certain asset write-downs and loss contingencies includes $9 million for the decommission of certain information systems that have no alternative future use, $9 million for the write-down to fair value of certain assets held for sale that were disposed of in 1998 and $15 million related to legal costs and other items related to BFP.

As of December 31, 1998, the Company's remaining unpaid liability related to the above charges was $66 million, consisting of $7 million for severance, $50 million related to exit costs under long-term commitments and $9 million of other loss contingencies. Cash outlays for the severance costs were paid in the first quarter of 1999. The majority of the remaining liability will be paid ratably over the next four quarters. Funding for this obligation will be financed by cash flow from operations.

In connection with the recent business combinations, the Company made allocations of the purchase price to acquired in-process research and development ("R&D") totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger.

The Company used professional appraisal consultants to assess and allocate values to the in-process research and development ("IPR&D"). These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the respective business combinations, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

Discounting the net cash flows back to their present value was based on the weighted average cost of capital ("WACC"). The respective business enterprises were comprised of various types of assets, each possessing different degrees of investment risk contributing to the Company's overall WACC. Intangible assets were assessed higher risk factors due to their lack of liquidity and poor versatility for redeployment elsewhere in the business. In the MCI, CompuServe Network Services and ANS analyses the implied WACC was 14%, 14.5% and 16.5%, respectively, based on the purchase price paid, assumed liabilities, projected cash flows, and each company's asset mix. Returns on monetary and fixed assets were estimated based on then prevailing interest rates. The process for quantifying intangible asset investment risk involved consideration of the uncertainty associated with realizing discernible cash flows over the life of the asset. A discount range of 15.5% to 19% was used for valuing the IPR&D. These discount ranges were higher than the WACC due to the inherent uncertainties surrounding the successful development of the purchased IPR&D, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were unknown at that time.


The value of the IPR&D projects was adjusted to reflect the relative value and contribution of the acquired R&D. In doing so, consideration was given to the R&D's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects.

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

Management expects to continue supporting these R&D efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the R&D projects and the Company cannot give any assurance that any will meet with either technological or commercial success.

If none of these R&D projects are successfully developed, the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual project in-process would not materially impact the Company's financial condition, results of operations or the attractiveness of the overall investment of MCI, CompuServe Network Services or ANS. Operating results are subject to uncertain market events and risks which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

The integration and consolidation of MCI, CompuServe Network Services and ANS requires substantial management and financial resources. While the Company believes the early results of these efforts are encouraging, the MCI Merger, CompuServe Merger and AOL Transaction necessarily involve a number of significant risks, including potential difficulties in assimilating the technologies and services of these companies and in achieving the expected synergies and cost reduction.

A description of the acquired in-process technology and the estimates made by the Company at the time each business combination was completed is set forth below.

MCI. The in-process technology acquired in the MCI Merger consisted of seventy significant R&D projects grouped into six categories. The aggregate value assigned to MCI IPR&D was $3.1 billion. These projects were all targeted at: (1) developing and deploying an all optical network, new architecture of the telephone system using Internet Protocol ("IP") and developing the systems and tools necessary to manage the voice and data traffic; (2) creating new products and services; and (3) developing certain information systems that may enhance the management of MCI WorldCom's products and service offerings.

A brief description of the six categories of IPR&D projects purchased at the time of the MCI Merger is set forth below:

o R&D RELATED TO AN ALL OPTICAL NETWORK. These projects involved R&D related to the development of an all optical network. This structure is in contrast to current systems which employed a combination of optics and electronics. New technologies that were in development included:
         (a) an optical cross connect system for all optical packet transport and sub-second service restoration, (b) a wavelength channel plan for enabling multiple simultaneous transmission channels, (c) projects related to distortion elimination, and (d) next generation optical networking technologies related to the fiber infrastructure. Achievements as of the MCI Merger date included demonstration of limitedscope prototypes in the laboratory. Remaining efforts included: demonstration of the system on a large scale with commercial traffic, physics research in certain areas, development of algorithms to enable network management, and addressing technology issues related to switching. The amount of R&D costs incurred as of the MCI

         Merger for these projects totaled $7 million. Estimated costs to complete were $10 million, as follows: 15% during the last quarter of 1998, 48% during the four quarters in 1999, 31% during the four quarters in 2000, and 6% during the four quarters in 2001. As of the MCI Merger date, the completion of these projects was considered difficult, and the risk of these technologies not being completed was rated as medium to high. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

o        R&D RELATED TO DATA TRANSMISSION SERVICE / OTHER TRANSMISSION EFFORTS.
         At the MCI Merger date, MCI was working on a variety of significant efforts related to data management. These new technologies included:
         (a) new data services to satisfy new capacity requirements and Internet needs, (b) a next generation intelligent network to enable deployment of specific new telecommunications services across multiple networks,
         (c) a 16 wavelength bi-directional line amplifier to amplify optical signals, (d) multiservice and integrated access platforms and development of new methods for serving ISPs on the local services network, and (e) Andromedia, which is related to specific improvements to Internet operations. Achievements as of the MCI Merger date included methods for new high speed switching, multicasting, and offering a variety of service levels, as well as architectural design for next generation intelligent networks. Tasks to complete the new technologies included: engineering related to telephone systems to utilize IP; solving scalability issues across the infrastructure; and conducting extensive testing of the technologies under development. As of the MCI Merger date, $48 million had been expended to develop these R&D projects. Estimated costs to complete the projects were $132 million, as follows: 9% during the last quarter of 1998, 33% during the four quarters in 1999, 46% during the four quarters in 2000, and 12% during the four quarters in 2001. The completion of these projects was considered difficult and the risk of not completing these projects was characterized as medium to high. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

o NEXT GENERATION TOOLS. At the MCI Merger date, MCI's personnel were developing a variety of new tools designed to achieve specific reliability and quality objectives related to the network. Important new development technologies in this category included: (a) reliability and quality engineering tools relating to the reliability test and quality control, (b) network design development tools to enable end-to-end network design and modeling capabilities, (c) the Integrated Management Platform Advanced Communications Technology project to provide new network management for the networks, (d) the integrated test system to provide a new testing architecture for the Company's local, long distance, and international networks, and (e) an enhanced traffic system and security. Progress as of the MCI Merger date included: definition of architectural components, partial development of software algorithms, and limited prototypes for tasks. Remaining efforts included completion of algorithms, prototype development, validation, testing, and development of support systems. As of the MCI Merger date, $84 million had been spent on the R&D projects. Estimated costs to complete were $48 million, as follows: 22% during the last quarter of 1998, 46% during the four quarters in 1999, 23% during the four quarters in 2000, and 9% during the four quarters in 2001. At the MCI Merger date, there were significant risks of not being able to complete the prototypes and there was also uncertainty in the timeliness of completion. The aggregate risk level of this category of R&D projects was considered medium to high. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

o SPECIFIC NEW CUSTOMER CARE CAPABILITIES. These projects involve a series of efforts designed to provide customers with a suite of new services, including development of major technologies such as: (a) the virtual data delivery system to engineer new order processing and provisioning capabilities for data services, (b) network automation projects related to capacity and change management, (c) hyperlink to deploy private lines and frame relay circuits utilizing a new methodology, (d) common data platform to create a depository of network management information, and (e) the Talisman project to develop data products for the networkMCI One Voice. Achievements as of the MCI Merger date included design, partial coding, and prototyping. Tasks to complete included: addition of significant features and functionality; additional design, testing and coding; and addressing scalability issues. As of the MCI Merger date, $67 million had been spent on developing this R&D. Estimated costs to complete were $76 million, as follows: 20% during the last quarter in 1998, 50% during the four quarters in 1999, 19% during the four quarters in 2000, and 11% during the four quarters in 2001. As of the MCI Merger date, there were significant risks in completing the algorithms successfully and on time. The aggregate risk level for this category of R&D projects was considered medium to high. Project failure would eliminate the Company's future revenues and profits attributable to the R&D.

o R&D RELATED TO LOCAL SERVICES. This category involved a series of specific projects to create an offering of local services on a national basis. Efforts included: (a) electronic bonding for local service maintenance organizations, (b) elements of an order automation and tracking system, (c) access technology development, and (d) the substantial R&D related to the network optimization enhancement system. Achievements as of the MCI Merger date included: completion of system definitions, partial coding development, and base functionality developed on certain projects. Tasks to complete included adding features and functionality, module development and testing. As of the MCI Merger date, $53 million had been spent on developing the R&D projects. Estimated costs to complete were $38 million, as follows: 25% during the last quarter of 1998, 43% during the four quarters in 1999, 21% during the four quarters in 2000, and 11% during the four quarters in 2001. There were significant risks related to developing the interfaces and the required technologies and the complex interconnections. The aggregate risk level for this category of R&D projects was considered medium to high. Failure of the R&D project would eliminate the Company's future revenues and profits attributable to the R&D.

o NEW PRODUCTS AND SERVICES. A series of new products and services were being developed by MCI as of the MCI Merger date. These included: (a) video services to design and implement a new terrestrial video distribution network for real-time quality video, (b) distance learning services via an integrated multimedia network platform, (c) fractal compression technology for image compression and encoding to reduce data transmit time and bit losses, and (d) integrated messaging for one number service for telephone, fax, voicemail, Internet and paging. Progress as of the MCI Merger date included: definition, development and component testing; feasibility and analysis; and development of prototypes. Remaining development included: design and deployment; resolving issues related to product functionality; and addressing scalability issues across the Company's infrastructure. As of the MCI Merger date $37 million had been spent on developing the R&D in this category. Estimated costs to complete were $38 million, as follows: 24% during the last quarter of 1998, 43% during the four quarters in 1999, 22% during the four quarters in 2000, and 11% during the four quarters in 2001. There were significant risks in completing the R&D projects, particularly developing the leading edge components, compression technologies, and developing operational support systems. The aggregate risk level for this category of R&D projects was considered medium to high. Project failure would eliminate the Company's future revenues and profits attributable to the R&D.

A summary of allocated values by technology/project is as follows (in millions):


                                     DEVELOPED
                                     TECHNOLOGY                 IPR&D
                                     ----------                 -----

All Optical Network                      $  200                $  400
Data Transmission Service/Other             200                   300
Next Generation Tools                       100                   400
New Customer Care Capabilities              800                 1,100
Local                                       200                   700
New Products and Services                   200                   200
                                         ------                ------
                                         $1,700                $3,100
                                         ======                ======

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products, estimating the resulting net cash flows from the expected product sales of such products, and discounting the net cash flows to their present value using a risk-adjusted discount rate. Royalty rates used in the valuation of IPR&D ranged from 1% to 3%. Funding for such projects is expected to be obtained from internally generated sources.

Developed technology related to the MCI Merger will be depreciated over 10 years on a straight-line basis. The remaining purchase price included allocations to goodwill and tradename which will be amortized over 40 years on a straight-line basis.

As of the allocation date, total MCI stand-alone revenues were projected to exceed $34 billion within five years. This level of revenue implied a compound annual growth rate ("CAGR") of approximately 12.3%. Estimated total revenues from the acquired in-process technology peaked in the year 2001 and steadily declined in 2002 through 2009 as other new product and service technologies were expected to be introduced by the combined company. These projections were based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions. These projections, as well as the other statements above regarding estimated costs of completion and the likelihood of successful completion and other aspects of the IPR&D projects in the future, which were made as of the time of the MCI Merger, constituted forward-looking statements, and were not made with a view to public disclosure and were based on a variety of estimates and judgments. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections or other statements will be realized. The Company does not intend to update or supplement these projections or other statements in the future.

COMPUSERVE AND ANS. The in-process technology acquired in the CompuServe Merger and the AOL Transaction consisted of three main R&D efforts underway at CompuServe Network Services and two main R&D efforts underway at ANS. The aggregate value assigned to CompuServe and ANS in-process technology was $429 million. These projects included next generation network technologies and new value-added networking applications, such as applications hosting, multimedia technologies and virtual private data networks.

A brief description of the IPR&D projects purchased at the time of the CompuServe Merger and AOL Transaction is set forth below:

o VIRTUAL PRIVATE DATA NETWORK ("VPDN"). These projects provided competitive VPDN products and services, including development of a new radius-roaming functionality. This capability was intended to allow remote VPDN users to "roam" the country, much like cellular phone users, and access their corporate network without regard for how to initiate a remote connection. Additionally, development of another VPDN adjunct product called the Phone Access Locator, if successful, would be used by CompuServe Network Services' remote customers to look up local network access point phone numbers. Other VPDN efforts underway at the date of the CompuServe Merger related to voluntary tunneling and development of new packet network technologies. Achievements leading up to the acquisition included completion of certain software specifications and design limited concept testing, and performance verification. Remaining efforts included large-scale design, performance testing, debugging, and quality assurance. Costs to complete this R&D project were projected to be approximately $3 million in 1998 and $4 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

o NETWORK TECHNOLOGIES. At the date of the CompuServe Merger, CompuServe Network Services had undertaken significant projects to develop new IP-based network technologies. These projects involved many separate efforts, including: researching the use of switching and multicast technologies; investigating and testing proprietary switching and routing technology; researching and developing Fast Ethernet and/or Gigabit Ethernet protocols; and developing and testing switches with routing functionality. CompuServe Network Services was also working on a significant effort to enhance workstation-based open systems technologies that contained new functions intended to allow the company to address new market needs. CompuServe Network Services' development work included the testing of new products and the development of new in-house network management solutions. Achievements leading up to the acquisition included completion of certain software and hardware specifications and design. Remaining efforts included large-scale design, performance testing and debugging. Costs to complete the R&D project were projected to be approximately $6 million in 1998 and $8 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

o APPLICATION HOSTING. At the date of the CompuServe Merger, CompuServe Network Services had undertaken an effort to develop proprietary software, and identify and test third party Web hosting technology in order to provide complex Web and groupware hosting services. As part of this effort, CompuServe Network Services was attempting to develop a new capability in which it would host complex Web sites, without duplicating any development efforts. In addition, CompuServe Network Services was in the process of developing leading-edge electronic commerce solutions for its complex Web hosting product. CompuServe Network Services was also developing proprietary software and testing reporting tools. CompuServe Network Services was also in the process of making substantial enhancements that would result in a new e-mail gateway. Achievements leading up to the acquisition included completion of certain software specifications and design, limited concept testing, and performance verification. Remaining efforts included large-scale design and engineering, performance testing, and debugging. Costs to complete this R&D project were projected to be approximately $1 million in 1998 and $2 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

o SUPERCORE. At the date of the AOL Transaction, Supercore was a significant project involving R&D related to data transmission and VPDN technologies. The Supercore project was intended to provide for the differentiation of connectivity service based on the needs of the transmission. At the time of the acquisition, ANS had made significant progress on this important R&D effort. Achievements leading up to the acquisition included a completed design and limited performance evaluation. Remaining efforts involved large-scale testing and proof of concept. ANS estimated it would spend approximately $12 million in 1998 and $17 million in 1999 to complete R&D projects related to Supercore. The risk of not completing these projects was considered medium to high risk. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

o VALUE ADDED APPLICATIONS (SECURITY SYSTEMS, APPLICATION HOSTING, AND MULTIMEDIA SYSTEMS). At the date of the AOL Transaction, ANS had a number of R&D projects underway related to security systems, application hosting and multimedia systems. In connection with a security system product called Interlock, ANS was developing next-generation capabilities to render multiple Local Area Network ("LAN") connections, Simple Network Management Protocol ("SNMP") support, and the selective use of Java and ActiveX protocols. Other R&D efforts were related to distributed firewalls, firewall farm technology, new encryption technologies, and multiple LAN interface capability. A Windows project involved substantially improving aspects of the server software intended to make it support a Domain Named System ("DNS") cache, firewall functionality, and remote administration. ANS also had several application R&D projects underway that were aimed at the development of a set of software tools, which would culminate in a new complex Web hosting product. ANS' complex Web hosting product was being developed to have near real-time database replication across geographic location, which would allow ANS, if successful, to maintain a company's Web site on several servers. As of the acquisition date, ANS did not offer multimedia services over its network. As a result, ANS was conducting R&D related to four multimedia services: fax over IP, video over IP, voice over IP, and call centers. R&D activity included system and software design, development of prototype systems, and systems testing. The most important R&D efforts related to multimedia systems were development of priority routing. In addition to ANS' security systems, application hosting, and multimedia R&D projects, ANS had undertaken a number of additional R&D efforts to develop technologies that would allow customers to access the system from any platform and to create a new data warehouse. In concert with these efforts, ANS was also addressing the customer's use of reporting, query, and On-line Analytical Processing ("OLAP") tools. Achievements on the value added applications R&D leading up to the acquisition included the design and development of certain software algorithms, unit testing, and limited system testing. Remaining efforts included additional design work, large-scale testing, significant performance enhancements, and debugging. ANS expected to spend approximately $4 million in 1998 and $5 million in 1999 to complete the value added applications R&D. The risk of not completing these projects was considered to be medium to high risk. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products, estimating the resulting net future cash flows from the expected sales of such products, and discounting the net future cash flows to their present value using a risk-adjusted discount rate. The Company expected to begin generating the economic benefits from the ANS and CompuServe Network Services projects in progress as they were completed. At the time of valuation, the cost to complete all such projects was approximately $62 million. Funding for completion of the in-process projects was expected to be obtained from internally generated sources. Based on the cost incurred at the acquisition dates and the milestones achieved by ANS and CompuServe Network Services, in aggregate, ANS' projects were estimated to be approximately 80% complete, while CompuServe Network Services's projects were estimated to be approximately 60% complete.

The allocation of purchase price for the CompuServe Merger and the AOL Transaction included allocations to developed technologies, assembled work force, customer relationships and tradenames which will be amortized on a straight-line basis over 10 years.

At the time of the allocation, total ANS and CompuServe Network Services stand-alone revenues were projected to exceed $3.5 billion within five years. This level of revenues implied a CAGR of approximately 32%. Estimated total revenues from the acquired in-process technology related to CompuServe Network Services peaked in the year 2002 and steadily declined through 2006 as other new product and service technologies were expected to be introduced by the Company. Estimated total revenues from the acquired in-process technology related to ANS peaked in the year 2004 and steadily declined through 2006. These projections were based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions. These projections, as well as the statements above regarding estimated costs of completion, the likelihood of successful completion, and other aspects of the IPR&D projects in the future, which were made as of the time of the acquisitions, constituted forward-looking statements, and were not made with a view to public disclosure and were based on a variety of estimates and judgements. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections or other statements will be realized. The Company does not intend to update or supplement these projections or other statements in the future.

INTEREST EXPENSE. Interest expense for 1998 was $637 million or 3.6% of revenues, as compared to $395 million or 5.3% of revenues reported for 1997. The increase in interest expense is attributable to higher debt levels as the result of higher capital expenditures, the 1998 and 1997 fixed rate debt financings and the MCI Merger, offset by lower interest rates as a result of the BFP tender offers, the 1998 fixed rate debt financings and slightly lower rates in effect on the Company's variable rate long-term debt. For the twelve months ended December 31, 1998 and 1997, weighted average annual interest rates on the Company's long-term debt was 7.14% and 7.76%, respectively, while weighted average annual levels of borrowing were $12.28 billion and $5.90 billion, respectively.

PROVISION FOR INCOME TAXES. The Company recorded a tax provision of $876 million for the year ended December 31, 1998, on a pretax loss of $1.57 billion. Although the Company generated a consolidated pretax loss for the year ended December 31, 1998, permanent non-deductible items aggregating approximately $4.03 billion, resulted in the recognition of taxable income. Included in the permanent non-deductible items was the $3.53 billion charge for IPR&D related to the MCI Merger, CompuServe Merger and AOL Transaction.

EXTRAORDINARY ITEMS. In the first quarter of 1998, the Company recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and certain related refinancings of the Company's outstanding debt. In the second quarter of 1997 the Company recognized an extraordinary loss of $3 million related to the early extinguishment of secured indebtedness.

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. For the year ended December 31, 1998, the Company reported a net loss of $2.7 billion as compared to net income of $218 million reported for the year ended December 31, 1998. Diluted loss per common share was $2.12 compared to diluted earnings per common share of $0.22 per share for the comparable 1997 period.

YEAR ENDED DECEMBER 31, 1997 VS.
  YEAR ENDED DECEMBER 31, 1996

Revenues for 1997 increased 66% to $7.38 billion as compared to $4.45 billion for 1996. The increase in total revenues and minutes is primarily attributable to the MFS Merger and internal growth of the Company, as outlined in the next paragraph.

On a pro forma basis, as though the MFS Merger and the UUNET Acquisition occurred at the beginning of 1996, revenues and traffic for 1997 increased 32% and 70.4%, respectively, compared with pro forma revenues of $5.60 billion on
27.64 billion revenue minutes for 1996. The pro forma increase reflects the internal growth of the Company in all core communications services. In spite of the continuing impact of competitive pricing and access charge pass throughs, the Company posted strong gains across all product lines due to increased usage and greater demand for high speed data and Internet related growth.

The following table highlights the source of the Company's internal growth by category. The pro forma and actual revenue increases for 1997 and 1996 reflect the following increases by category (dollars in millions):

                                                   MFS                                             ACTUAL
                                                PRO FORMA          PERCENT       ACTUAL            PERCENT
                              ACTUAL 1997          1996            CHANGE         1996             CHANGE
                              -----------          ----            ------         ----             ------
REVENUES
  Voice                          $4,062          $3,343              21           $3,067              32
  Data                            1,618           1,184              37              956              69
  Internet                          566             253             124               --              --
  International                     726             391              86              225             223
                                 ------          ------                           ------
COMMUNICATIONS SERVICES           6,972           5,171              35            4,248              64
  Other                             412             429              (4)             201             105
                                 ------          ------                           ------
TOTAL REVENUES                   $7,384          $5,600              32           $4,449              66
                                 ======          ======                           ======


The following discusses the results of operations for the year ended December 31, 1997 as compared to MFS pro forma results for the comparable prior year period. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MFS Merger and the internal growth of the Company.

Voice revenues increased 21% in 1997 over the 1996 MFS pro forma amount. This increase was primarily due to strong volume gains in both the retail and wholesale segments. The Company's narrowing gap between revenue and volume growth was driven by strong wholesale revenues, international settlement reduction pass throughs, access charge pass throughs, and product mix.

Voice revenues includes both long distance and increasingly local switched revenues. While the Company showed significant percentage gains in switched local during 1997, it was a relatively small component of total Company revenues.

Data revenues increased by 37% in 1997 over the 1996 MFS pro forma amount. The strong revenue growth for private line and frame relay continues to be driven by tremendous commercial end user demand for high speed data and by Internet related growth. Data revenues includes both long distance and local bandwidth sales.


Internet revenues for 1997 more than doubled to $566 million. The provisioning constraints experienced in mid-1997 were significantly overcome in the latter part of the third quarter of 1997, and the strong demand for both dedicated and dial-up access contributed to the resumption of strong sequential gains in the fourth quarter of 1997.

International revenues -- those revenues originating outside of the U.S. -- were $726 million, for 1997, up 86% compared with the corresponding MFS pro forma period for 1996. This strong performance was due to continuing strong traffic growth in the United Kingdom and a growing presence in Continental Europe for both switched services and, increasingly, high speed data services. Significant effort was taken in 1996 to prepare for the opening of national markets in European countries which provided additional growth and improved margins in 1997.

Other revenues for 1997 were $412 million. Other revenues include network construction and system sales which each represent non-recurring contract revenue streams that fluctuate from quarter to quarter. Operator services and broadcast operations were sold in the third quarter of 1997. The operator services and broadcast operations provided revenues of $110 million in 1997 and $175 million in 1996.

The following discusses the actual results of operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

LINE COSTS. Line costs as a percentage of revenues for 1997 was 51.0% as compared to 53.9% reported for the same period of the prior year. This decrease was attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MFS into the Company's operations. Additionally, access charge reductions beginning in July 1997 reduced total line cost expense by approximately $60 million in 1997. While access charge reductions were primarily passed through to the customer, line costs as a percentage of revenues was positively affected by approximately one percentage point.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1997 increased to $1.63 billion or 22.0% of revenues as compared to $867 million or 19.5% of revenues as reported for 1996. The increase in selling, general and administrative expenses as a percentage of revenues on a reported basis resulted from the Company's expanding operations, primarily through the MFS Merger.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1997 increased to $976 million or 13.2% of revenues from $320 million or 7.2% of revenues for 1996. This increase reflects increased amortization associated with the MFS Merger and additional depreciation related to capital expenditures.

IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES. In 1996, the Company recorded charges for employee severance, employee compensation charges, alignment charges and costs to exit unfavorable telecommunications contracts. Also in 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecom Act and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $344 million after-tax. On a pre-tax basis, the write-down was $402 million and included $139 million for network facilities and $263 million for non-core business, primarily operator services goodwill. Fair value of the non-core business was determined by estimating the present value of future cash flows to be generated from those operations while the majority of the network facilities were recorded at net salvage value due to anticipated early disposal.

In 1996, the Company recorded a $2.14 billion charge for IPR&D related to the MFS Merger. The charge was based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the merger. At the date of the MFS Merger, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses. The expense includes $1.6 billion associated UUNET and $0.54 billion related to MFS.

INTEREST EXPENSE. For the year ended December 31, 1997, interest expense was $395 million or 5.3% of revenues, as compared to $253 million or 5.7% of revenues for the year ended December 31, 1996. The increase in interest expense was attributable to higher debt levels as the result of additional debt acquired with the MFS Merger, higher capital expenditures and the 1997 fixed rate debt financings, offset by lower interest rates in effect on the Company's variable rate long-term debt.

PROVISION FOR INCOME TAXES. The effective income tax rate for 1997 was 63% of income before taxes. The 1997 rate of 63% is greater than the expected statutory rate of 35% primarily due to the fact that amortization of the goodwill related to the MFS Merger is not deductible for tax purposes and the placement of a valuation allowance on certain net operating loss ("NOL") carryforwards generated by BFP in 1997. Excluding the nondeductible amortization of goodwill and the placement of the valuation allowance on certain BFP NOLs, the Company's effective income tax rate would have been approximately 41%.

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. For the year ended December 31, 1997, net income applicable to common shareholders was $218 million, or $0.22 per share compared with a net loss of $2.23 billion, or $5.02 per share, before extraordinary items for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's total debt was $20.84 billion, an increase of $13.42 billion from December 31, 1997 primarily due to the acquisition of MCI debt, Embratel debt, the remaining Embratel note payments and the financing of the approximately $7 billion payment to BT.

In connection with the BFP Merger, the Company announced in February 1998 that it had commenced offers (the "Tender Offers") to purchase for cash various series of outstanding BFP notes (the "BFP Notes"). Concurrently with the Tender Offers, MCI WorldCom obtained the requisite consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes. In March 1998, the Company accepted all BFP Notes validly tendered. As of the expiration of the Tender Offers, MCI WorldCom had received valid tenders and consents from holders of approximately $1.1 billion of BFP Notes (over 99% of total outstanding). The funds required to pay all amounts required under the Tender Offers were obtained by MCI WorldCom from available working capital and lines of credit. In connection with the Tender Offers and related refinancings, MCI WorldCom recorded an extraordinary item of $129 million, net of income tax benefit of $78 million in the first quarter of 1998.

On August 6, 1998, MCI WorldCom replaced its existing $3.75 billion and $1.25 billion revolving credit facilities (the "Old Credit Facilities") with $12.0 billion in credit facilities consisting of $3.75 billion Amended and Restated Facility A Revolving Credit Agreement ("Facility A Loans"), a $1.25 billion Amended and Restated Facility B Term Loan Agreement ("Facility B Loans") and a new $7 billion 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). In the fourth quarter of 1998, the Company elected to repay the Facility B Loans and cancel the facility commitment of $1.25 billion. The funds used to repay Facility B Loans were obtained by the Company from availability under the Facility A Loans and Facility C Loans (collectively, the "Credit Facilities") and the commercial paper program. The Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for up to two successive 364-day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base

Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and from 0.25% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facilities and which do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.12%, respectively, of any unborrowed portion of the facilities.

In 1998, the Company approved the issuance of commercial paper notes in the aggregate principal amount not to exceed $10.0 billion, which notes have a maturity not to exceed 364 days from the date of issuance. The Company maintains unused credit facilities equal to 100% of the commercial paper notes outstanding. As of December 31, 1998, $2.59 billion was outstanding under the commercial paper program.

As of December 31, 1998, the Company had available liquidity of $7.8 billion under its Credit Facilities and commercial paper program and from available cash.

On August 11, 1998, the Company completed a public debt offering of $6.1 billion principal amount of debt securities. The net proceeds of $6.04 billion were used to pay down commercial bank debt, finance a portion of the approximately $7 billion payment to BT and for general corporate purposes.

The public debt offering consisted of $1.5 billion principal amount of 6.125% Notes Due 2001 (the "Notes Due 2001"), which mature August 15, 2001, $600 million principal amount of 6.25% Notes Due 2003 (the "Notes Due 2003"), which mature on August 15, 2003, $2.25 billion principal amount of 6.40% Notes Due 2005 (the "Notes Due 2005"), which mature August 15, 2005 and $1.75 billion principal amount of 6.95% Notes Due 2028 (the "Notes Due 2028" and collectively with Notes Due 2001, the Notes Due 2003 and the Notes Due 2005, the "Notes"), which mature August 15, 2028. The Notes bear interest payable semiannually in arrears on February 15 and August 15 of each year, commencing February 15, 1999.

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

At the time of the MCI Merger, MCI had outstanding $1.44 billion of MCI Senior Debentures with rates ranging from 7.125% to 8.25% and maturing from January 2023 through June 2027, and $2.65 billion of MCI Senior Notes with rates ranging from 6.125% to 7.5% and maturing from March 1999 through April 2012. Additionally, MCI had outstanding a note payable in annual local currency installments (US$1.32 billion at December 31, 1998) as a result of MCI's purchase of Embratel on August 4, 1998, and other debt including, without limitation, capital leases.

As noted below, the Brazilian real has experienced significant devaluation against the U.S. dollar since MCI invested in Embratel in August 1998. The Company has designated the remaining $1.32 billion note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of December 31, 1998, the Company recorded the change in value of the note as a reduction of the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

As of December 31, 1998, Embratel had $552 million of long-term debt outstanding, of which approximately $496 million was denominated in U.S. dollars and $56 million denominated in other currencies including the French Franc, Deutsche Mark and Japanese Yen. The effective cost to Embratel of borrowing in foreign currencies, such as the U.S. dollar, depends principally on the exchange rate between the Brazilian real and the currencies in which its borrowings are denominated. During the first quarter of 1999, the Brazilian real devalued against the U.S. dollar by as much as 78%. If this devaluation is sustained, or worsens, Embratel would record a charge to their earnings equal to the increase in the U.S. dollar liability resulting from such devaluation. The net effect to the Company's operations would be 19.26% of such charge after elimination of minority interests.

In January 1999, the Company and one of its wholly owned subsidiaries redeemed all of its outstanding 9.375% Senior Notes due January 15, 2004 (the "Senior Notes"). Holders of the Senior Notes received 103.52% of the principal amount plus accrued and unpaid interest to January 15, 1999 of $46.875 per $1,000 aggregate principal amount of such Senior Notes. The total redemption cost of $743 million was obtained from available liquidity under the Company's Credit Facilities and commercial paper program.

In connection with the MCI Merger, the Company also acquired $750 million aggregate principal amount of 8% Cumulative Quarterly Income Preferred Securities, Series A, representing 30 million shares outstanding ("preferred securities") due June 30, 2026 which were previously issued by MCI Capital I, a wholly owned Delaware statutory business trust (the "Trust"). The Trust exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Company's Subordinated Debt Securities due June 30, 2026, the only assets of the Trust. The Company and MCI have unconditionally guaranteed, on a subordinated basis, all of the Trust's obligations under the preferred securities.

For the year ended December 31, 1998, the Company's cash flow from operations was $4.09 billion, increasing 224% from $1.26 billion in 1997. The increase in cash flow from operations was primarily attributable to internal growth, synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of recent acquisitions, including the MCI Merger into the Company's operations.

In 1998, the Company's existing receivables purchase agreement generated additional proceeds of $83 million, bringing the total amount outstanding to $500 million. The Company used these proceeds to reduce outstanding debt under the Company's existing credit facilities. As of December 31, 1998, the purchaser owned an undivided interest in a $1.25 billion pool of receivables.

Cash used in investing activities for the year ended December 31, 1998 totaled $9.43 billion and included capital expenditures of $5.42 billion and acquisition and related costs of $3.40 billion. Primary capital expenditures include purchases of switching, transmission, communication and other equipment. Approximately $6.6 billion is currently anticipated for transmission and communications equipment, construction and other capital expenditures in 1999 without regard to Embratel or possible future acquisitions or the redeployment of possible SHL proceeds into additional spending opportunities. Acquisition and related costs includes the costs associated with the MCI Merger, CompuServe Merger and AOL Transaction.

Included in cash flows from financing activities are payments of $13 million for dividends on the Company's Series A and Series B preferred dividend requirements. The Company has never paid cash dividends on its Common Stock. Dividends on the MCI WorldCom Series B Preferred Stock accrue at the rate per share of

$0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors of the Company. The Company anticipates that dividends on the MCI WorldCom Series B Preferred Stock will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of MCI WorldCom Common Stock at the Company's election.

In May 1998, the Company exercised its option to redeem all of the outstanding MCI WorldCom Series A Preferred Stock and related Depositary Shares. Prior to the redemption date, substantially all of the holders of Series A Preferred Stock elected to convert the preferred stock into MCI WorldCom Common Stock, resulting in the issuance of approximately 32.7 million shares of MCI WorldCom Common Stock.

In connection with the MCI Merger, MCI WorldCom paid BT $51.00 in cash without interest for each of the shares of MCI Class A Common Stock it owned, or approximately $7 billion in the aggregate. Additionally, MCI WorldCom paid BT a fee of $465 million to induce BT to terminate the previously signed BT/MCI Merger Agreement and to enter into the BT Agreement. MCI WorldCom funded the commitment through a combination of available cash from the August 1998 public debt offering and proceeds from the sale of the iMCI Business and MCI's investment in Concert and availability under the Company's Credit Facilities and commercial paper program.

Increases in interest rates on MCI WorldCom's variable rate debt would have an adverse effect upon MCI WorldCom's reported net income and cash flow. The Company believes that it will generate sufficient cash flow to service MCI WorldCom's debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond MCI WorldCom's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service MCI WorldCom's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

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

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including the Company's Credit Facilities and commercial paper program and available cash will be sufficient to meet the Company's capital needs for the remainder of 1999. However, the Company believes that funding needs in excess of internally generated cash flow and availability under the Company's Credit Facilities and commercial paper program could be met by accessing the debt markets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

YEAR 2000 READINESS DISCLOSURE

Due to extensive use of computer technology, both MCI and WorldCom began developing strategic plans in 1996 to address their respective year 2000 issues. Since the MCI Merger, the Company has consolidated these strategies into a single program. The Company's year 2000 compliance plan is an ongoing program in which remediation strategies are being implemented by the Company's business organizations to address noncompliant computer and network systems and technology. The Company has a central project management organization that has overall responsibility for coordinating the implementation of this strategy.

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

The Company has substantially completed its efforts to identify and assess year 2000 computer issues, and its business organizations are in the process of developing remediation plans, converting noncompliant code or equipment, and replacing or decommissioning systems, and testing. The Company has targeted year 2000 compliance for the majority of its mission-critical systems, including network and customer interfacing systems, on or before March 31, 1999. The remaining mission-critical systems, and non-mission critical systems, are targeted for compliance by June 30, 1999, with full deployment of the remediated solutions throughout the Company's network targeted for completion by September 30, 1999.

The Company is continuing to develop new systems and services that are expected to be implemented as year 2000 compliant throughout the year. Selected international, enhanced service platform systems and internal security/scheduling/mail systems are also expected to be implemented as year 2000 compliant in the third and fourth quarters of 1999.

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

The Company is participating in industry efforts to test interoperability of networks for industry segments as well as multiple carriers. The ATIS and Network Reliability and Interoperability Council ("NRIC") testing are examples of this effort to assess the readiness of Interconnecting Carriers for both data and voice services.

The Company is preparing contingency plans to address potential year 2000 related business interruptions that may occur on January 1, 2000 or thereafter. The Company anticipates that these contingency plans will primarily address potential year 2000 problems due to failures to remediate major systems successfully, or potential failure of the Company's Interconnecting Carriers' and Primary Vendors' year 2000 compliance efforts. The Company is incorporating many of the recommendations of the NRIC into the contingency planning process. The Company plans to complete preparation and implementation of its contingency plans by December 31, 1999. Failure to meet this target could materially impact the Company's operations.

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

The year 2000 costs incurred by MCI and WorldCom through December 31, 1998, which have been included in selling, general and administrative expenses for that period, were approximately $200 million. This level of expenditures is consistent with the planned expenditures for the period. The Company expects to incur approximately $360 million expenses during 1999 to support its year 2000 compliance initiatives. The costs of the Company's year 2000 remediation efforts are based upon management's best estimates, which require assumptions about future events, availability of resources and personnel, third-party remediation actions, and other factors. There are no assurances that these estimates will be accurate, and actual amounts may differ materially based on a number of factors, including the availability and cost of resources to undertake remediation activities and the scope and nature of the work required to complete remediation.

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

Embratel's year 2000 program began in 1997 and is managed separately from the other MCI WorldCom year 2000 programs. The Embratel year 2000 program is intended to address all its systems, infrastructure, networks and applications and have them compliant by June 30, 1999.

Embratel has spent $12 million of an estimated $14 million on the year 2000 program and expects to come within the estimated costs. Embratel may, however, be affected by year 2000 problems to the extent that other entities are unsuccessful in achieving compliance. Despite preventive measures taken by Embratel, no assurances can be given that the year 2000 issue will not have an effect on the financial condition and results of operations of Embratel. Embratel is active in developing contingency plans and working with the International Telecommunications Union on interoperability testing.

Statements concerning year 2000 issues which contain more than historical information may be considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements, and readers are cautioned that the Company's year 2000 discussion should be read in conjunction with the Company's statement on forward-looking statements which appears at the beginning of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro will be between January 1, 1999 to July 1, 2002. All of the final rules and regulations have not yet been identified by the European Commission with regard to the Euro. The Company is currently evaluating methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. At this time, the Company has not yet determined the cost related to addressing this issue and there can be no assurance as to the effect of the Euro on the consolidated financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE
                  ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in market values of its investments.

The Company's policy is to manage interest rates through use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. The Company has no cash flow exposure due to general interest rate changes for its fixed long-term debt obligations. The table below provides information about the Company's risk exposure associated with changing interest rates on long-term debt obligations that impact the fair value of these obligations.

                              LONG-TERM DEBT (IN MILLIONS OF DOLLARS):

                                     AVERAGE                  AVERAGE   FOREIGN        AVERAGE
     EXPECTED                        INTEREST   VARIABLE      INTEREST  CURRENCY       INTEREST
     MATURITY          FIXED RATE    RATE (%)     RATE        RATE (%)  DENOMINATED    RATE (%)
-------------------    ----------    -------    --------      --------  -----------    --------

1999                    $ 1,384        8.26        2,586        5.70          786       11.44
2000                        432        8.06           --          --          742       11.61
2001                      1,593        6.34           --          --           81        8.53
2002                         67        9.74           --          --           79        8.54
2003                        632        6.44        2,000        6.03           62        8.42
Thereafter               10,276        7.20           --          --          119        7.82
                        -------                  -------                  -------
Total                   $14,384                  $ 4,586                  $ 1,869
                        =======                  =======                  =======
Fair Value,
  December 31, 1998     $15,210                  $ 4,586                  $ 2,112
                        =======                  =======                  =======


The Company is exposed to foreign exchange rate risk primarily due to Embratel's holding of approximately $496 million in U.S. dollar denominated debt, and approximately $56 million of indebtedness indexed in other foreign currencies which includes French Franc, Deutsche Mark and Japanese Yen. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $11 million (after elimination of minority interests). In addition, if such change were to be sustained, the Company's cost of financing would increase in proportion to the change. During January 1999, the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian real. During the first quarter of 1999, the Brazilian real devalued against the U.S. dollar by as much as 78%. If this devaluation is sustained, or worsens, the net impact to the Company's results of operations could be significant.

The Company is also subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated into U.S. Dollars. Additionally, the Company has designated the remaining $1.32 billion note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of December 31, 1998, the Company recorded the change in value of the note as a reduction to the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

At December 31, 1998, marketable equity securities of the Company were recorded at a fair value of $2.42 billion. The fair value of marketable equity securities is based on quoted market prices. The marketable equity securities held by the Company have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of marketable equity securities of approximately $242 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as follows:

                                                                        Page
                                                                        ----

Reports of independent public accountants                                F-2

Consolidated balance sheets - December 31, 1998 and 1997                 F-4

Consolidated statements of operations for the three years
  ended December 31, 1998                                                F-5

Consolidated statements of shareholders' investment for
  the three years ended December 31, 1998                                F-6

Consolidated statements of cash flows for the three years
ended December 31, 1998                                                  F-7

Notes to consolidated financial statements                               F-8

Financial statement schedule                                             F-40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 1999 annual meeting of the shareholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended December 31, 1998, and is incorporated herein by this reference to the following extent:

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions "ELECTION OF DIRECTORS - Information about Nominees and Executive Officers" and "EXECUTIVE COMPENSATION - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.          EXECUTIVE COMPENSATION

The information under the captions "INFORMATION CONCERNING BOARD OF DIRECTORS - Compensation of Directors" and "- Employment Agreements" and "EXECUTIVE COMPENSATION."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The information under the Captions "PRINCIPAL HOLDERS OF VOTING SECURITIES" and "SECURITY OWNERSHIP OF MANAGEMENT."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "EXECUTIVE COMPENSATION-Certain Relationships and Related Transactions" and "INFORMATION CONCERNING BOARD OF DIRECTORS - Employment Agreements."

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

(a) 1 and 2

Financial statements and financial statement schedule

See Index to Consolidated Financial Statements and Financial Statement Schedule.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

(b) Reports on Form 8-K

(i) Current report on Form 8-K/A dated September 14, 1998 (filed November 16,
1998) reporting information required to be reported under Item 7(b) Pro Forma Financial Information, the following pro forma financial statements:

         Pro Forma Condensed Combined Financial Statements
         Pro Forma Condensed Combined Balance Sheet as of June 30, 1998
         Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1998
         Pro Forma Condensed Combined Statement of Operations for the year ended
           December 31, 1997
         Notes to Pro Forma Condensed Combined Financial Statements

(ii) Current Report on Form 8-K dated December 23, 1998 (filed December 23,
1998) reporting under Item 5, Other Events, the acquisition by a wholly owned subsidiary of MCI WorldCom of a minority interest in OzEmail Limited, an Australian corporation, and the intention to commence a tender offer to acquire the remaining shares.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MCI, WORLDCOM, Inc.

                                           By:   /s/ Scott D. Sullivan
                                              --------------------------------
                                                 Chief Financial Officer

Date: March 29, 1999

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


Name                                                     Title                              Date
----                                                     -----                              ----

/s/ Clifford L. Alexander, Jr.                           Director                           March 29, 1999
-------------------------------------------------
Clifford L. Alexander, Jr.

/s/ James C. Allen                                       Director                           March 29, 1999
-------------------------------------------------
James C. Allen

/s/ Judith Areen                                         Director                           March 29, 1999
-------------------------------------------------
Judith Areen

/s/ Carl J. Aycock                                       Director                           March 29, 1999
-------------------------------------------------
Carl J. Aycock

/s/ Max E. Bobbitt                                       Director                           March 29, 1999
-------------------------------------------------
Max E. Bobbitt

/s/ Stephen M. Case                                      Director                           March 29, 1999
-------------------------------------------------
Stephen M. Case

/s/ Bernard J. Ebbers                                    Director, President and            March 29, 1999
-------------------------------------------------        Chief Executive Officer
Bernard J. Ebbers

/s/ Francesco Galesi                                     Director                           March 29, 1999
-------------------------------------------------
Francesco Galesi

/s/ Stiles A. Kellett, Jr.                               Director                           March 29, 1999
-------------------------------------------------
Stiles A. Kellett, Jr.

/s/ Gordon S. Macklin                                    Director                           March 29, 1999
-------------------------------------------------
Gordon S. Macklin

/s/ John A. Porter                                       Director                           March 29, 1999
-------------------------------------------------
John A. Porter

/s/ Timothy F. Price                                     Director                           March 29, 1999
-------------------------------------------------
Timothy F. Price

Name                                                     Title                              Date
----                                                     -----                              ----

/s/ Bert C. Roberts, Jr.                                 Chairman of the Board              March 29, 1999
-------------------------------------------------
Bert C. Roberts, Jr.

/s/ John W. Sidgmore                                     Director                           March 29, 1999
-------------------------------------------------
John W. Sidgmore

/s/ Scott D. Sullivan                                    Director, Principal                March 29, 1999
-------------------------------------------------        Financial Officer and
Scott D. Sullivan                                        Principal Accounting
                                                         Officer

/s/ Gerald H. Taylor                                     Director                           March 29, 1999
-------------------------------------------------
Gerald H. Taylor

/s/ Lawrence C. Tucker                                   Director                           March 29, 1999
-------------------------------------------------
Lawrence C. Tucker

/s/ Juan Villalonga                                      Director                           March 29, 1999
-------------------------------------------------
Juan Villalonga

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----

Reports of independent public accountants                                  F-2

Consolidated balance sheets as of December 31, 1998 and 1997               F-4

Consolidated statements of operations for the three years ended
      December 31, 1998                                                    F-5

Consolidated statements of shareholders' investment for the three
      years ended December 31, 1998                                        F-6

Consolidated statements of cash flows for the three years ended
      December 31, 1998                                                    F-7

Notes to consolidated financial statements                                 F-8

Financial statement schedule                                              F-40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of MCI WORLDCOM, Inc.:

We have audited the accompanying consolidated balance sheets of MCI WORLDCOM, Inc. (a Georgia corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brooks Fiber Properties, Inc., a company acquired during 1998 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2, as of December 31, 1997 and 1996, and for each of the years in the two-year period ended December 31, 1997. Such statements are included in the consolidated financial statements of MCI WORLDCOM, Inc. and reflect total assets and total revenues of two percent and five percent, respectively, of the related consolidated totals in 1997 and one percent and four percent, respectively, of the related consolidated totals in 1996. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Brooks Fiber Properties, Inc. is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MCI WORLDCOM, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Jackson, Mississippi,
February 10, 1999.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Brooks Fiber Properties, Inc.:

      We have audited the consolidated balance sheet of Brooks Fiber Properties, Inc. and subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the years in the two-year period ended December 31, 1997 (not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooks Fiber Properties, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                              KPMG LLP


St. Louis, Missouri
February 18, 1998

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Millions, Except Share Data)

                                                                                                   December 31,
                                                                                              ----------------------
                                                                                                1998          1997
                                                                                              --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $  1,710      $    155
  Marketable securities                                                                             --            54
  Accounts receivable, net of allowance for bad debts of $897 in 1998
    and $203 in 1997                                                                             5,226         1,241
  Deferred tax asset                                                                             2,523            --
  Other current assets                                                                           1,180           424
                                                                                              --------      --------
         Total current assets                                                                   10,639         1,874
                                                                                              --------      --------
Property and equipment:
  Transmission equipment                                                                        12,052         3,688
  Communications equipment                                                                       5,256         2,493
  Furniture, fixtures and other                                                                  5,986           920
  Construction in progress                                                                       3,080           468
                                                                                              --------      --------
                                                                                                26,374         7,569
  Accumulated depreciation                                                                      (2,067)         (855)
                                                                                              --------      --------
                                                                                                24,307         6,714
                                                                                              --------      --------
Goodwill and other intangible assets                                                            47,018        13,882
Deferred tax asset                                                                                  --           405
Other assets                                                                                     4,437           721
                                                                                              --------      --------
                                                                                              $ 86,401      $ 23,596
                                                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                    $  4,756      $     11
  Accounts payable                                                                               1,737           470
  Accrued line costs                                                                             3,903           868
  Accrued interest                                                                                 505           119
  Other current liabilities                                                                      5,128           606
                                                                                              --------      --------
         Total current liabilities                                                              16,029         2,074
                                                                                              --------      --------
Long-term liabilities, less current portion:
  Long-term debt                                                                                16,083         7,413
  Deferred tax liability                                                                         2,960            --
  Other liabilities                                                                              1,852           308
                                                                                              --------      --------
         Total long-term liabilities                                                            20,895         7,721
                                                                                              --------      --------


Commitments and contingencies

Minority interests                                                                               3,676            --


Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the
  Company and other redeemable preferred securities                                                798            --

Shareholders' investment:
  Series A preferred stock, par value $.01 per share; authorized, issued and
    outstanding: none in 1998 and 94,992 shares in 1997                                             --            --
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 11,643,002 shares in 1998 and 12,421,858 shares in 1997 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                            --            --
  Preferred stock, par value $.01 per share; authorized: 34,905,008 shares
    in 1998 and 1997; none issued                                                                   --            --
  Common stock, par value $.01 per share; authorized: 2,500,000,000 shares; issued
    and outstanding: 1,840,280,479 shares in 1998 and 981,615,661 shares in 1997                    18            10
  Additional paid-in capital                                                                    49,521        15,530
  Retained earnings (deficit)                                                                   (4,473)       (1,773)
  Unrealized holding gain on marketable equity securities                                          122            34
  Treasury stock, at cost, 4,510,211 shares in 1998 and none in 1997                              (185)           --
                                                                                              --------      --------
        Total shareholders' investment                                                          45,003        13,801
                                                                                              --------      --------
                                                                                              $ 86,401      $ 23,596
                                                                                              ========      ========


        The accompanying notes are an integral part of these statements.

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)




                                                                                  For the Years Ended December 31,
                                                                                  ------------------------------------
                                                                                    1998          1997          1996
                                                                                  --------      --------      --------


Revenues                                                                          $ 17,678      $  7,384      $  4,449
                                                                                  --------      --------      --------
Operating expenses:
  Line costs                                                                         8,416         3,764         2,397
  Selling, general and administrative                                                4,312         1,626           867
  Depreciation and amortization                                                      2,200           976           320
  In-process research and development and other charges                              3,725            --         2,740
                                                                                  --------      --------      --------
        Total                                                                       18,653         6,366         6,324
                                                                                  --------      --------      --------
Operating income (loss)                                                               (975)        1,018        (1,875)
Other income (expense):
  Interest expense                                                                    (637)         (395)         (253)
  Miscellaneous                                                                         41            40            25
                                                                                  --------      --------      --------
Income (loss) before income taxes, minority interests and extraordinary items       (1,571)          663        (2,103)
Provision for income taxes                                                             876           416           130
                                                                                  --------      --------      --------
Income (loss) before minority interests and extraordinary items                     (2,447)          247        (2,233)
Minority interests                                                                     (93)           --            --
                                                                                  --------      --------      --------
Income (loss) before extraordinary items                                            (2,540)          247        (2,233)
Extraordinary items (net of income taxes of $78, $0 and $16, respectively)            (129)           (3)          (24)
                                                                                  --------      --------      --------
Net income (loss)                                                                   (2,669)          244        (2,257)
Distributions on subsidiary trust mandatorily redeemable preferred securities           18            --            --
Preferred dividend requirement                                                          13            26             1
                                                                                  --------      --------      --------
Net income (loss) applicable to common shareholders                               $ (2,700)     $    218      $ (2,258)
                                                                                  ========      ========      ========

Earnings (loss) per common share:
  Net income (loss) applicable to common shareholders before extraordinary items:
      Basic                                                                       $  (2.02)     $   0.23      $  (5.02)
                                                                                  ========      ========      ========
      Diluted                                                                     $  (2.02)     $   0.22      $  (5.02)
                                                                                  ========      ========      ========

  Extraordinary items                                                             $  (0.10)     $     --      $  (0.05)
                                                                                  ========      ========      ========

  Net income (loss) applicable to common shareholders:
      Basic                                                                       $  (2.12)     $   0.23      $  (5.07)
                                                                                  ========      ========      ========
      Diluted                                                                     $  (2.12)     $   0.22      $  (5.07)
                                                                                  ========      ========      ========

        The accompanying notes are an integral part of these statements.

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                   For the Three Years Ended December 31, 1998
                                  (In Millions)


                                                                                 Additional   Retained
                                                          Preferred    Common      Paid-in    Earnings
                                                            Stock      Stock       Capital    (Deficit)
                                                          ---------   --------   ----------   ---------

Balances, December 31, 1995                               $     107   $      4   $    1,903   $     267
Exercise of stock options (9 million shares)                     --         --           48          --
Tax adjustment resulting from exercise
 of stock options                                                --         --           33          --
Conversion of IDB convertible notes (10 million shares)          --         --          191          --
Issuance of common stock (44 million shares)                   (107)        --          291          --
Shares issued for acquisitions (485 million shares)              --          5       12,739          --
Other comprehensive income (loss) (net of taxes and
  reclassifications):
Net loss                                                         --         --           --      (2,257)
Cash dividends on preferred stock                                --         --           --          (1)
Net change in unrealized holding gain on
  marketable equity securities                                   --         --           --          --

     Total comprehensive income
                                                          ---------   --------   ----------   ---------
Balances, December 31, 1996                                      --          9       15,205      (1,991)
Exercise of stock options (25 million shares)                    --          1          143          --
Tax adjustment resulting from exercise
 of stock options                                                --         --           24          --
Issuance of common stock in connection with
  secondary equity offering (2 million shares)                   --         --           23          --
Shares issued for acquisitions (12 million shares)               --         --          159          --
Other comprehensive income (net of taxes and
  reclassifications):
Net income                                                       --         --           --         244
Cash dividends on preferred stock                                --         --           --         (26)
Net change in unrealized holding gain on
  marketable equity securities                                   --         --           --          --
Foreign currency adjustment                                      --         --          (24)         --

     Total comprehensive income
                                                          ---------   --------   ----------   ---------
Balances, December 31, 1997                                      --         10       15,530      (1,773)
Exercise of stock options (33 million shares)                    --         --          463          --
Tax adjustment resulting from exercise
 of stock options                                                --         --          208          --
Shares issued for acquisitions (788 million shares)              --          8       33,318          --
Other comprehensive income (loss) (net of taxes and
  reclassifications):
Net loss                                                         --         --           --      (2,669)
Cash dividends on preferred stock and distributions
  on Trust securities                                            --         --           --         (31)
Net change in unrealized holding gain on
  marketable equity securities                                   --         --           --          --
Foreign currency adjustment                                      --         --            2          --

     Total comprehensive income
                                                          ---------   --------   ----------   ---------
Balances, December 31, 1998                               $      --   $     18   $   49,521   $  (4,473)
                                                          =========   ========   ==========   =========




                                                                                             Total
                                                            Unrealized       Treasury    Shareholders'
                                                           Holding Gain        Stock       Investment
                                                           ------------      --------    -------------

Balances, December 31, 1995                                          --            --     $   2,281
Exercise of stock options (9 million shares)                         --            --            48
Tax adjustment resulting from exercise
 of stock options                                                    --            --            33
Conversion of IDB convertible notes (10 million shares)              --            --           191
Issuance of common stock (44 million shares)                         --            --           184
Shares issued for acquisitions (485 million shares)                  --            --        12,744
Other comprehensive income (loss) (net of taxes and
  reclassifications):
Net loss                                                             --            --        (2,257)
Cash dividends on preferred stock                                    --            --            (1)
Net change in unrealized holding gain on
  marketable equity securities                                       29            --            29
                                                                                           --------
     Total comprehensive income                                                              (2,229)
                                                           ------------      --------      --------
Balances, December 31, 1996                                          29            --        13,252
Exercise of stock options (25 million shares)                        --            --           144
Tax adjustment resulting from exercise
 of stock options                                                    --            --            24
Issuance of common stock in connection with
  secondary equity offering (2 million shares)                       --            --            23
Shares issued for acquisitions (12 million shares)                   --            --           159
Other comprehensive income (net of taxes and
  reclassifications):
Net income                                                           --            --           244
Cash dividends on preferred stock                                    --            --           (26)
Net change in unrealized holding gain on
  marketable equity securities                                        5            --             5
Foreign currency adjustment                                          --            --           (24)
                                                                                           --------
     Total comprehensive income                                                                 199
                                                           ------------      --------      --------
Balances, December 31, 1997                                          34            --        13,801
Exercise of stock options (33 million shares)                        --            --           463
Tax adjustment resulting from exercise
 of stock options                                                    --            --           208
Shares issued for acquisitions (788 million shares)                  --          (185)       33,141
Other comprehensive income (loss) (net of taxes and
  reclassifications):
Net loss                                                             --            --        (2,669)
Cash dividends on preferred stock and distributions
  on Trust securities                                                --            --           (31)
Net change in unrealized holding gain on
  marketable equity securities                                       88            --            88
Foreign currency adjustment                                          --            --             2
                                                                                           --------
     Total comprehensive income                                                              (2,610)
                                                           ------------      --------      --------
Balances, December 31, 1998                                $        122      $   (185)     $ 45,003
                                                           ============      ========      ========





The accompanying notes are an integral part of these statements.

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)




                                                                For the Year Ended December 31,
                                                              -----------------------------------
                                                                1998          1997         1996
                                                              ---------    ---------    ---------
Cash flows from operating activities:
Net income (loss)                                             $  (2,669)   $     244    $  (2,257)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary items                                             129            3           24
    Minority interests                                               93           --           --
    In-process research and development and other charges         3,725           --        2,740
    Depreciation and amortization                                 2,200          976          320
    Provision for losses on accounts receivable                     374          111           58
    Provision for deferred income taxes                             787          368           59
    Accreted interest on debt                                        25          122           30
    Change in assets and liabilities, net of
        effect of business combinations:
        Accounts receivable                                        (698)        (453)        (216)
        Other current assets                                       (248)        (174)         (54)
        Accrued line costs                                         (330)          97           (1)
        Accounts payable and other current liabilities              741          (25)          79
    Other                                                           (44)          (9)          (1)
                                                              ---------    ---------    ---------
Net cash provided by operating activities                         4,085        1,260          781
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                           (5,418)      (3,066)        (875)
  Sale (purchase) of short-term investments, net                     54          890         (182)
  Acquisitions and related costs                                 (3,400)      (1,144)         112
  Increase in intangible assets                                    (351)        (141)         (71)
  Proceeds from disposition of long-term assets                     146           93           22
  Increase in other assets                                         (320)        (291)        (152)
  Decrease in other liabilities                                    (144)         (42)         (42)
                                                              ---------    ---------    ---------
Net cash used in investing activities                            (9,433)      (3,701)      (1,188)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Principal borrowings on debt, net                               6,424        1,978          568
  Common stock issuance                                             463          164          233
  Distributions on subsidiary trust
        mandatorily redeemable preferred securities                 (18)          --           --
  Dividends paid on preferred stock                                 (13)         (26)          (1)
  Other                                                              47           (5)         (10)
                                                              ---------    ---------    ---------
Net cash provided by financing activities                         6,903        2,111          790
                                                              ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents              1,555         (330)         383
Cash and cash equivalents at beginning of period                    155          485          102
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period                    $   1,710    $     155    $     485
                                                              =========    =========    =========


The accompanying notes are an integral part of these statements.

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

(1)      THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES-

DESCRIPTION OF BUSINESS AND ORGANIZATION:

MCI WORLDCOM, Inc., a Georgia corporation ("MCI WorldCom" or the "Company"), is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. Organized in 1983, the Company provides telecommunications services to business, government, telecommunications companies and consumer customers through its networks of primarily fiber optic cables, digital microwave, and fixed and transportable satellite earth stations. Prior to September 15, 1998, the Company was named WorldCom, Inc. ("WorldCom").

MCI WorldCom is one of the first major facilities-based telecommunications companies with the capability to provide consumers and businesses with high quality local, long distance, Internet, data and international communications services over its global networks. With service to points throughout the nation and the world, the Company provides telecommunications products and services including: switched and dedicated long distance and local products, dedicated and dial-up Internet access, wireless services, 800 services, calling cards, private lines, broadband data services, debit cards, conference calling, messaging and mobility services, advanced billing systems, enhanced fax and data connections, high speed data communications, facilities management, local access to long distance companies, local access to asynchronous transfer mode ("ATM")-based backbone service, Web server hosting and integration services, dial-up networking services and interconnection via Network Access Points ("NAPs") to Internet service providers ("ISPs").

The Company's core business is communications services, which includes voice, data, Internet and international services. During each of the last three years, more than 90% of operating revenues were derived from communications services.

The Company serves as a holding company for its subsidiaries' operations. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Generally, investments in joint ventures and other equity investments in which the Company owns a 20% to 50% ownership interest, are accounted for by the equity method while investments of less than 20% ownership are accounted for under the cost method.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts for cash, marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of long-term debt is determined based on quoted market rates or the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter into similar financial instruments. The carrying amounts and fair values of the Company's debt were $20.84 billion and $21.91 billion, respectively, at December 31, 1998; and $7.42 billion and $7.65 billion, respectively, at December 31, 1997.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents. The Company has classified all marketable securities other than cash equivalents as available-for-sale. Proceeds from the sale of marketable securities approximated $54 million, $1.04 billion and $176 million; respectively, for the years ended December 31, 1998, 1997 and 1996. Realized gains and losses on marketable securities for the years ended December 31, 1998, 1997 and 1996 were not material.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

               Transmission equipment (including conduit)        5 to 45 years
               Communications equipment                          5 to 20 years
               Furniture, fixtures, buildings and other          4 to 40 years

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

The Company constructs certain of its own transmission systems and related facilities. Internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such internal costs were $305 million ($195 million in interest), $212 million ($82 million in interest), and $33 million ($10 million in interest), in 1998, 1997 and 1996, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS:

The major classes of intangible assets as of December 31, 1998 and 1997 are summarized below (in millions):

                                                   AMORTIZATION
                                                       PERIOD               1998             1997
                                                   -------------          -------          -------

Goodwill                                           5 to 40 years          $44,076          $13,336
Tradename                                          40 years                 1,100               --
Developed technology                               5 to 10 years            2,100              400
Other intangibles                                  5 to 10 years            1,290              951
                                                                          -------          -------
                                                                           48,566           14,687
Less: accumulated amortization                                              1,548              805
                                                                          -------          -------
Goodwill and other intangible assets, net                                 $47,018          $13,882
                                                                          =======          =======


Intangible assets are amortized using the straight-line method for the periods noted above.

Goodwill is recognized for the excess of the purchase price of the various business combinations over the value of the identifiable net tangible and intangible assets acquired. Realization of acquisition-related intangibles, including goodwill, is periodically assessed by the management of the Company based on the current and expected future profitability and cash flows of acquired companies and their contribution to the overall operations of MCI WorldCom.

Also included in other intangibles are costs incurred to develop software for internal use. Such costs were $561 million, $91 million, and $43 million for the years ended December 31, 1998, 1997 and 1996, respectively.

UNREALIZED HOLDING GAIN ON MARKETABLE EQUITY SECURITIES:

The Company's equity investment in certain publicly traded companies is classified as available-for-sale securities. Accordingly, these investments are included in other assets at their fair value of approximately $2.42 billion and $113 million at December 31, 1998 and 1997, respectively. The unrealized holding gain on these marketable equity securities, net of taxes, is included as a component of shareholders' investment in the accompanying consolidated financial statements. As of December 31, 1998, the gross unrealized holding gain on these securities was $183 million. Proceeds from the sale of marketable equity securities totaled $14 million for the year ended December 31, 1998. Gross realized gains and losses on marketable equity securities, which represent reclassification adjustments to other comprehensive income, were $13 million and $31 million, respectively, for the year ended December 31, 1998. There was no sales activity for the years ended December 31, 1997 and 1996.

RECOGNITION OF REVENUES:

The Company records revenues for telecommunications services at the time of customer usage. Service discounts and incentives are accounted for as a reduction of revenues when granted or, where a service continuation contract exists, ratably over the contract period. Revenues from information technology services is recognized, depending on the service provided, on a percentage of completion basis or as services and products are furnished or delivered.

ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC:

The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of most switched voice operating agreements, as well as established Federal Communications Commission ("FCC") policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like MCI WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon settlement rate.

Revenues and line costs for prior periods reflect a classification change for inbound international settlements which are now being treated as an offset to line costs instead of revenues. Previously, both MCI Communications Corporation ("MCI") and WorldCom classified foreign post telephone and telegraph administration settlements on a gross basis with the outbound settlement reflected as line cost expense and the inbound settlement reflected as revenues. This change better reflects the way in which the business is operated because MCI WorldCom actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

EXTRAORDINARY ITEMS:

In the first quarter of 1998, the Company recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and certain related refinancings of the Company's outstanding debt.

In 1997, the Company recognized an extraordinary loss of $3 million related to the early extinguishment of secured indebtedness.

In the second quarter of 1996, the Company recorded charges for extraordinary items totaling $24 million, net of income tax benefit of $16 million. The items consisted of $4 million in connection with the Company's debt refinancing, and $20 million related to a write-off of deferred international costs. Previously, a portion of the outbound call fee due the foreign carrier was deferred and accounted for as a cost attributable to the revenue associated with the inbound call. Currently, the outbound call fee due the foreign carrier is expensed as incurred. This change in accounting for international line costs was immaterial to the results of operations.

INCOME TAXES:

The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provisions of the enacted tax laws.

EARNINGS PER SHARE:

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in millions, except per share data):


                                                                       1998        1997          1996
                                                                     -------      -------      -------

Basic
Income (loss) before extraordinary items                             $(2,540)     $   247      $(2,233)
Preferred stock dividends and distributions on Trust  securities         (31)         (26)          (1)
                                                                     -------      -------      -------
Net income (loss) applicable to common shareholders before
   extraordinary items                                               $(2,571)     $   221      $(2,234)
                                                                     =======      =======      =======
Weighted average shares outstanding                                    1,274          966          445
                                                                     =======      =======      =======
Basic earnings (loss) per share before extraordinary items           $ (2.02)     $  0.23      $ (5.02)
                                                                     =======      =======      =======


Diluted
Net income (loss) applicable to common shareholders before
   extraordinary items                                               $(2,571)     $   221      $(2,234)
Add back:
   Preferred stock dividends                                              --            1           --
                                                                     -------      -------      -------
Net income (loss) applicable to common shareholders                  $(2,571)     $   222      $(2,234)
                                                                     =======      =======      =======
Weighted average shares outstanding                                    1,274          966          445
Common stock equivalents                                                  --           30           --
Common stock issuable upon conversion of:
  Preferred stock                                                         --            1           --
                                                                     -------      -------      -------
Diluted shares outstanding                                             1,274          997          445
                                                                     =======      =======      =======
Diluted earnings (loss) per share before extraordinary items         $ (2.02)     $  0.22      $ (5.02)
                                                                     =======      =======      =======

STOCK SPLITS:

On May 23, 1996, the Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend which was distributed on July 3, 1996 to shareholders of record on June 6, 1996. All per share data and numbers of common shares have been retroactively restated to reflect this stock split.

CONCENTRATION OF CREDIT RISK:

A portion of the Company's revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service and Internet online services. As a result, the Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customer's financial condition and, at times, requires collateral from its customers to support its receivables, usually in the form of assignment of its customers' receivables to the Company in the event of nonpayment.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operation or financial position.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for long-term contracts, allowance for doubtful accounts, accrued line costs, depreciation and amortization, taxes, restructuring accruals and contingencies.

RECLASSIFICATIONS:

Certain consolidated financial statement amounts have been reclassified for consistent presentation.

(2)      BUSINESS COMBINATIONS -

The Company has acquired other telecommunications companies offering similar or complementary services to those offered by the Company. Such acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of the Company's common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through the Company's bank credit facilities. In addition to the business combinations described below, the Company or its predecessors completed smaller acquisitions during the three years ended December 31, 1998.

On September 14, 1998, the Company acquired MCI for approximately $40 billion, pursuant to the merger (the "MCI Merger") of MCI with and into TC Investments Corp. ("Acquisition Subsidiary"), a wholly owned subsidiary of the Company. Upon consummation of the MCI Merger, the Acquisition Subsidiary was renamed MCI Communications Corporation. Through the MCI Merger, the Company acquired one of the world's largest and most advanced digital networks, connecting local markets in the United States to more than 280 countries and locations worldwide.

As a result of the MCI Merger, each outstanding share of MCI common stock was converted into the right to receive 1.2439 shares of MCI WorldCom common stock, par value $.01 per share (the "MCI WorldCom Common Stock"), or approximately 755 million MCI WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by British Telecommunications plc ("BT")) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to BT were obtained by the Company from (i) available cash as a result of the Company's $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's Internet backbone facilities and wholesale and retail Internet business (the "iMCI Business") to Cable and Wireless plc ("Cable & Wireless") for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert Communications Services ("Concert") to BT for $1 billion in cash on September 14, 1998; and (iv) availability under the Company's commercial paper program and credit facilities.

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

The purchase price in the MCI Merger was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $3.1 billion was allocated to in-process research and development ("IPR&D") and $1.7 billion to developed technology, which will be depreciated over 10 years on a straight-line basis. The remaining excess of $29.7 billion, as of December 31, 1998, has been allocated to goodwill and tradename, which are being amortized over 40 years on a straight-line basis.

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A. ("Embratel"), Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (US$2.3 billion). The purchase price will be paid in local currency installments, of which R$1.06 billion (US$916 million) was paid on August 4, 1998 with the remaining R$1.59 billion (US$1.32 billion at December 31, 1998) to be paid in two equal installments over the next two years. Embratel provides interstate long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are consolidated in the accompanying consolidated financial statements and are included from the date of the MCI Merger.

On January 31, 1998, MCI WorldCom acquired CompuServe Corporation
("CompuServe"), for approximately $1.3 billion, pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of the Company with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of MCI WorldCom.

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

On January 31, 1998, the Company also acquired ANS Communications, Inc. ("ANS"), from America Online, Inc. ("AOL"), for approximately $500 million, and has entered into five year contracts with AOL under which MCI WorldCom and its subsidiaries provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from MCI WorldCom. MCI WorldCom retained the CompuServe Network Services division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan. The AOL Transaction was accounted for as a purchase; accordingly, operating results for ANS have been included from the date of acquisition.

The purchase price in the CompuServe Merger and AOL Transaction was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $429 million was allocated to IPR&D. The remaining excess of $994 million, as of December 31, 1998, has been recorded as goodwill, which is being amortized over 10 years on a straight-line basis.

On January 29, 1998, MCI WorldCom acquired Brooks Fiber Properties, Inc. ("BFP"), pursuant to the merger (the "BFP Merger") of a wholly owned subsidiary of MCI WorldCom, with and into BFP. Upon consummation of the BFP Merger, BFP became a wholly owned subsidiary of MCI WorldCom. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier, in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers, ISPs, wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers ("ILECs") for a broad array of high quality voice, data, video transport and other telecommunications services.

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 1.85 shares of MCI WorldCom Common Stock or approximately
72.6 million MCI WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the BFP Merger have been restated to include the results of BFP for all periods presented.

On December 31, 1996, MCI WorldCom, through a wholly owned subsidiary, merged with MFS Communications Company, Inc. ("MFS"). Through the acquisition of MFS (the "MFS Merger"), valued at approximately $12.5 billion, the Company acquired local network access facilities via digital fiber optic cable networks installed in and around major United States cities, and in several major European cities. The Company also acquired a network platform, which consists of Company-owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe. The excess purchase price over net tangible assets acquired was allocated as follows: $2.14 billion to IPR&D projects, $8.9 billion to goodwill, $400 million to developed technology and $42 million to assembled workforce. Goodwill is being amortized on a straight-line basis over 5 to 40 years. The MFS Merger was accounted for as a purchase; accordingly, operating results for MFS have been included from the date of acquisition.

As a result of the MFS Merger, each share of MFS common stock was converted into the right to receive 2.1 shares of MCI WorldCom Common Stock or approximately 471 million MCI WorldCom common shares in the aggregate. Each share of MFS Series A 8% Cumulative Convertible Preferred Stock ("MFS Series A Preferred Stock") was converted into the right to receive one share of Series A 8% Cumulative Convertible Preferred Stock of MCI WorldCom ("MCI WorldCom Series A Preferred Stock"), or 94,992 shares of MCI WorldCom Series A Preferred Stock in the aggregate. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of Series B Convertible Preferred Stock of MCI WorldCom ("MCI WorldCom Series B Preferred Stock"), or approximately 12.7 million shares of MCI WorldCom Series B Preferred Stock in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of MCI WorldCom Series A Preferred Stock.

On August 12, 1996, MFS acquired UUNET Technologies, Inc. ("UUNET"), through a merger of a subsidiary of MFS with and into UUNET. UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and value added services to businesses, other telecommunications companies and online services providers.

During 1998 and 1997, the Company recorded other liabilities of $2.18 billion and $461 million, respectively, related to estimated costs of unfavorable commitments of acquired entities, and other non-recurring costs arising from various acquisitions and mergers. At December 31, 1998 and 1997, other liabilities related to these accounts totaled $2.02 billion and $412 million, respectively.

The initial purchase price allocations for the 1998 business combinations are based on current estimates. The Company will make final purchase price allocations based upon final values for certain assets and liabilities and plans for exiting certain activities of MCI. As a result, the final purchase price allocations may differ from the presented estimate.

The following unaudited pro forma combined results of operations for the Company assumes that the MCI Merger was completed on January 1, 1997 (in millions, except per share data):


                                                                   FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                 1998               1997
                                                               --------           --------
Revenues                                                       $ 31,968           $ 25,773
Income (loss) before extraordinary items                         (2,543)                 2
Net income (loss) attributable to common shareholders            (2,672)                (1)
Dilutive income (loss) per common share:
Income (loss) before extraordinary items                       $  (1.42)          $   0.00
Net income (loss)                                                 (1.49)              0.00

These pro forma amounts represent the historical operating results of MCI combined with those of the Company with appropriate preliminary adjustments which give effect to an in-process research and development charge of $3.1 billion in 1998, depreciation, amortization, interest and the common shares issued. These pro forma amounts do not include amounts with respect to the CompuServe Merger, AOL Transaction or Embratel prior to their respective business combination dates because they are individually, and in the aggregate, not material to MCI WorldCom. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MCI had been operated by current management during the periods presented because these amounts do not reflect cost savings related to full network optimization and the redundant effect on operating, selling, general and administrative expenses.

(3)     IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES -

The following table reflects the components of the significant items included in in-process research and development ("IPR&D") and other charges in 1998 and 1996 (in millions):


                                                                 1998           1996
                                                            --------------  --------------

In-process R&D                                              $        3,529  $       2,140
Provision to reduce the carrying value of certain assets                49            402
Severance and other employee related costs                              21             58
BFP direct merger costs                                                 17              -
Alignment and other exit activities                                    109            140
                                                            --------------  --------------
                                                            $        3,725  $       2,740
                                                            --------------  --------------


In 1998, the Company recorded a pre-tax charge of $196 million in connection with the BFP Merger, the MCI Merger and certain asset write-downs and loss contingencies. Such charges included $21 million for employee severance, $17 million for BFP direct merger costs, $38 million for conformance of BFP accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to certain asset write-downs and loss contingencies. The $56 million related to long-term commitments includes $33 million of minimum commitments over the next one to ten years for leased facilities that the Company has or will abandon, $19 million related to certain minimum contractual network lease commitments that expire over the next one to three years, for which the Company will receive no future benefit due to the migration of traffic to owned facilities, and $4 million of other commitments. Additionally, the $33 million related to certain asset write-downs and loss contingencies includes $9 million for the decommission of certain information systems that have no alternative future use, $9 million for the write-down to fair value of certain assets held for sale that were disposed of in 1998 and $15 million related to legal costs and other items related to BFP. The Company completed its plans for alignment and exit activities in the first quarter of 1999. In connection with the above charges, $35 million ($7 million related to severance), $16 million and $15 million are included in other current liabilities, accrued line costs and other liabilities, respectively, in the accompanying consolidated financial statements as of December 31, 1998.

In 1996, the Company recorded charges for employee severance, employee compensation charges, alignment charges and costs to exit unfavorable telecommunications contracts. Also in 1996, the Company incurred non-cash charges related to a write-down in the carrying value of certain assets, including goodwill and equipment. Because of events resulting from the passage of the Telecommunications Act of 1996 (the "Telecom Act"), and changes in circumstances impacting certain non-core operations, management estimates of the Company's fair value of operating assets within its core and non-core businesses resulted in a non-cash charge of $344 million after-tax. On a pre-tax basis, the write-down was $402 million and included $139 million for network facilities and $263 million for non-core businesses, primarily operator services goodwill. Fair value of the non-core business was determined by estimating the present value of future cash flows to be generated from those operations while the majority of the network facilities were recorded at net salvage value due to anticipated early disposal.

CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT:

In connection with certain business combinations, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger.

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

In the fourth quarter of 1996, the Company recorded a $2.14 billion charge for IPR&D related to the MFS Merger. The charge was based upon a valuation analysis of the technologies of MFS' worldwide information system, the Internet network expansion system of UUNET, and certain other identified research and development projects purchased in the merger. At the date of the MFS Merger, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses. The expense includes $1.6 billion associated with UUNET and $0.54 billion related to MFS.

(4)    INVESTMENTS-

In connection with the MCI Merger, the Company acquired a 44.5% investment in Avantel, S.A. de C.V. ("Avantel"), a business venture with Grupo Financiero Banamex-Accival formed to provide competitive domestic and international telecommunications services in Mexico. At December 31, 1998, the net investment in Avantel was approximately $506 million. The Company's share of Avantel's net losses, recorded since the MCI Merger date, was approximately $25 million. The Company and Avantel conduct business through the exchange of domestic and international interconnection services at prevailing market rates in the ordinary course of business. During 1998, the amounts associated with these transactions were not material.

In connection with the MCI Merger, the Company acquired an investment in The News Corporation Limited ("News Corp."), valued at $1.38 billion at December 31, 1998, comprised of cumulative convertible preferred securities and warrants. The Company recorded dividend income of approximately $17 million in 1998, on its News Corp. investment.

With News Corp., the Company would form a Direct Broadcast Satellite ("DBS") joint venture in which the Company would own at 19.9% interest. DBS is a point-to-multipoint broadcast service that uses highpowered Ku band satellites placed in geosynchronous orbit. DBS service is capable of delivering a wide range of services, including subscription television, pay-per-view services, such as movies, concerts and sporting events, and digitized content, such as magazines. The Company holds a DBS license from the FCC which it will contribute to the joint venture. The DBS license grants the Company the right to use 28 of 32 channels in the satellite slot located at 110 degrees west longitude, which provides coverage to all fifty states in the U.S. and Puerto Rico. News Corp. and the Company would contribute to the joint venture the other DBS related assets they each own.

In November 1998, the Company and News Corp. entered into an agreement with EchoStar Communications Corp. ("EchoStar") for the sale and transfer of the Company's and News Corp.'s DBS assets (the "EchoStar Transaction"). Concurrent with the consummation of the EchoStar Transaction, the Company will acquire preferred shares in a subsidiary of News Corp. for a face amount equal to the Company's cost of obtaining the FCC license, plus interest thereon. The Company will also receive from EchoStar approximately 6.0 million shares of EchoStar Class A Common Stock. The EchoStar Transaction is subject to approval by the FCC and is expected to close in the second quarter of 1999. As of December 31, 1998, the Company's investment in DBS was approximately $886 million.

(5)    LONG-TERM DEBT-

Outstanding debt as of December 31, 1998 and 1997 consists of the following (in millions):


                                                                                      1998                            1997
                                                               ---------------------------------------------       -----------

                                                               EXCLUDING
                                                                EMBRATEL        EMBRATEL        CONSOLIDATED
                                                               ----------       ---------       ------------

Commercial paper and credit facilities                         $    4,586       $       -       $      4,586       $     3,208
6.13% - 6.95% Notes Due 2001 - 2028                                 6,100               -              6,100                 -
7.55% - 7.75% Notes Due 2004 - 2027                                 2,000               -              2,000             2,000
8.88% - 9.38% Senior Notes Due 2004 - 2006                          1,358               -              1,358             1,358
7.13% - 8.25% MCI Senior Debentures Due 2023 - 2027                 1,441               -              1,441                 -
6.13% - 7.50% MCI Senior Notes Due 1999 - 2012                      2,653               -              2,653                 -
15% note payable due in annual installments through 2000                -           1,317              1,317                 -
10.00% - 10.88% BFP Notes Due 2006-2007                                 9               -                  9               811
Capital lease obligations, 7.00% - 11.00%
     (maturing through 2002)                                          639               -                639                33
Other debt (maturing through 2008)                                    184             552                736                14
                                                               ----------       ---------       ------------       -----------
                                                                   18,970           1,869             20,839             7,424
Short-term debt and current maturities of long-term debt           (3,970)           (786)            (4,756)              (11)
                                                               ----------       ---------       ------------       -----------
                                                               $   15,000       $   1,083       $     16,083       $     7,413
                                                               ==========       =========       ============       ===========




In connection with the BFP Merger, the Company announced in February 1998 that it had commenced offers (the "Tender Offers") to purchase for cash various series of BFP outstanding notes (the "BFP Notes"). Concurrently with the Tender Offers, MCI WorldCom obtained the requisite consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes. In March 1998, the Company accepted all BFP Notes validly tendered. As of the expiration of the Tender Offers, MCI WorldCom had received valid tenders and consents from holders of approximately $1.1 billion of BFP Notes (over 99% of total outstanding). The funds required to pay all amounts required under the Tender Offers were obtained by MCI WorldCom from available working capital and lines of credit. In connection with the Tender Offers and related refinancings, MCI WorldCom recorded an extraordinary item of $129 million, net of income tax benefit of $78 million, in the first quarter of 1998.

On August 6, 1998, MCI WorldCom replaced its existing $3.75 billion and $1.25 billion revolving credit facilities (the "Old Credit Facilities") with $12.0 billion in credit facilities consisting of a $3.75 billion Amended and Restated Facility A Revolving Credit Agreement ("Facility A Loans"), a $1.25 billion Amended and Restated Facility B Term Loan Agreement ("Facility B Loans") and a new $7 billion 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). In the fourth quarter of 1998, the Company elected to repay the Facility B Loans and cancel the facility commitment of $1.25 billion. The funds used to repay the Facility B Loans were obtained by the Company from availability under the Facility A Loans and Facility C Loans (collectively, the "Credit Facilities") and the commercial paper program. The Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for up to two successive 364-day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and from 0.25% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. At December 31, 1998 and 1997, the weighted average interest rates under the Company's credit facilities were 6.0% and 6.1%, respectively. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the Old Credit Facilities and which do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At December 31, 1998, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.12%, respectively, of any unborrowed portion of the facilities.

In 1998, the Company approved the issuance of commercial paper notes in the aggregate principal amount not to exceed $10.0 billion, which notes have a maturity not to exceed 364 days from the date of issuance. The Company maintains unused credit facilities equal to 100% of the commercial paper notes outstanding. As of December 31, 1998, $2.59 billion was outstanding under the commercial paper program.

On August 11, 1998, the Company completed a public debt offering of $6.1 billion principal amount of debt securities. The net proceeds of $6.04 billion were used to pay down commercial bank debt, finance a portion of the approximately $7 billion payment to BT and for general corporate purposes.

The public debt offering consisted of $1.5 billion principal amount of 6.125% Notes Due 2001 (the "Notes Due 2001"), which mature August 15, 2001, $600 million principal amount of 6.25% Notes Due 2003 (the "Notes Due 2003"), which mature on August 15, 2003, $2.25 billion principal amount of 6.40% Notes Due 2005 (the "Notes Due 2005"), which mature August 15, 2005 and $1.75 billion principal amount of 6.95% Notes Due 2028 (the "Notes Due 2028" and collectively with the Notes Due 2001, the Notes Due 2003 and the Notes Due 2005, the "Notes"), which mature August 15, 2028. The Notes bear interest payable semiannually in arrears on February 15 and August 15 of each year, commencing February 15, 1999.

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

At the time of the MCI Merger, MCI had outstanding $1.44 billion of MCI Senior Debentures with rates ranging from 7.125% to 8.25% and maturing from January 2023 through June 2027 (the "MCI Senior Debentures"), and $2.65 billion of MCI Senior Notes with rates ranging from 6.125% to 7.5% and maturing from March 1999 through April 2012 (the "MCI Senior Notes"). Additionally, MCI had outstanding a note payable in annual local currency installments (US$1.32 billion at December 31, 1998) as a result of MCI's purchase of Embratel on August 4, 1998 and other debt including, without limitation, capital leases.

As of December 31, 1998, Embratel had $552 million of long-term debt outstanding, of which approximately $496 million was denominated in U.S. dollars and $56 million denominated in other currencies including the French Franc, Deutsche Mark and Japanese Yen. The Embratel debt bears fixed interest rates ranging from 5.7% to 10.1% and variable interest rates ranging from 0.25% to 3.30% per annum over LIBOR. The LIBOR rate at December 31, 1998 was 5.06%.

Certain of Embratel's credit agreements contain covenants restricting, among other things, (i) the ability of Telecomunicacacoes Brasileiras S.A., Telebras ("Telebras"), Embratel's former parent, to dispose of all or a substantial part of its assets or to cease to control a company that was an operating subsidiary of Telebras and (ii) the ability of the Brazilian Federal Government to dispose of its controlling interest in Telebras. The breakup of Telebras on May 22, 1998 and the privatization of Embratel constituted an event of default under such credit agreements. In addition, most of Embratel's other credit agreements include cross-default provisions and cross-acceleration provisions that would permit the holders of such indebtedness to declare the indebtedness to be in default and to accelerate the maturity thereof if a significant portion of the principal amount of Embratel's debt is in default or accelerated. A substantial portion of Embratel's outstanding debt is currently in default or expected to be in default as a result of the privatization. Embratel is currently in negotiations with the appropriate creditors with respect to this indebtedness.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Embratel be unable to renegotiate its credit agreements. The Company believes that once the privatization is finalized, Embratel's creditors will renegotiate the terms of these credit agreements and/or provide appropriate waivers regarding such defaults.

The Company has designated the remaining $1.32 billion note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. Accordingly, as of December 31, 1998, the Company recorded the change in value of $25 million, resulting from foreign currency fluctuations, as a reduction of the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

The aggregate principal repayments and reductions required in each of the years ending December 31, 1999 through December 31, 2003 and thereafter for the Company's long-term debt is as follows (in millions):

                         1999                            $ 4,756
                         2000                              1,174
                         2001                              1,674
                         2002                                146
                         2003                              2,694
                         Thereafter                       10,395
                                                         -------
                                                         $20,839
                                                         =======

(6) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY AND OTHER REDEEMABLE PREFERRED SECURITIES-

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

Holders of the preferred securities are entitled to receive preferential cumulative cash distributions from the Trust on a quarterly basis, provided the Company has not elected to defer the payment of interest due on the Subordinated Debt Securities to the Trust. The Company may elect this deferral from time to time, provided that the period of each such deferral does not exceed five years. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debt Securities at maturity or earlier in an amount equal to the amount of Subordinated Debt Securities maturing or being repaid. In addition, in the event the Company terminates the Trust, the Subordinated Debt Securities will be distributed to the then holders of the preferred securities of the Trust. The Trust assets had an estimated fair market value of $804 million at December 31, 1998.

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

OTHER REDEEMABLE PREFERRED SECURITIES:

On December 28, 1998, MCI WORLDCOM Synergies Management Company, Inc. ("SMC"), a wholly owned subsidiary of the Company, issued 475 shares of an authorized 500 shares of 6.375% cumulative preferred stock, Class A ("SMC Class A Preferred Stock") in a private placement. Each share of SMC Class A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $100,000 per share. The SMC Class A Preferred Stock is mandatorily redeemable by SMC at the redemption price of $100,000 per share plus accumulated and unpaid dividends on January 1, 2019. Dividends on the SMC Class A Preferred Stock are cumulative from the date of issuance and are payable quarterly commencing April 1, 1999 at a rate per annum equal to 6.375% of the liquidation preference of $100,000 per share when, as and if declared by the Board of Directors of SMC.

(7)      PREFERRED STOCK-

In connection with the MFS Merger, the Company issued 9,499,200 depositary shares (the "Depositary Shares"), each representing 1/100th interest in a share of Series A 8% Cumulative Convertible Preferred Stock ("the MCI WorldCom Series A Preferred Stock") and 12.7 million shares of MCI WorldCom Series B Preferred Stock.

In May 1998, the Company exercised its option to redeem all of the outstanding MCI WorldCom Series A Preferred Stock and related Depositary Shares. Prior to the redemption date, substantially all of the holders of MCI WorldCom Series A Preferred Stock elected to convert the preferred stock into MCI WorldCom Common Stock, resulting in the issuance of approximately 32.7 million shares of MCI WorldCom Common Stock.

The MCI WorldCom Series B Preferred Stock is convertible into shares of MCI WorldCom Common Stock at any time at a conversion rate of 0.0973912 shares of MCI WorldCom Common Stock for each share of MCI WorldCom Series B Preferred Stock (an effective initial conversion price of $10.268 per share of MCI WorldCom Common Stock). Dividends on the MCI WorldCom Series B Preferred Stock accrue at the rate per share of $0.0775 per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors. The Company has not declared any dividends on the MCI WorldCom Series B Preferred Stock to date, and anticipates that future dividends will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of MCI WorldCom Common Stock at the Company's election. To date, the Company has elected to pay all accrued dividends in cash, upon conversion.

The MCI WorldCom Series B Preferred Stock is also redeemable at the option of the Company at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends. The redemption price will be payable in cash or shares of MCI WorldCom Common Stock at the Company's election.

The MCI WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The MCI WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation. There is no established market for the MCI WorldCom Series B Preferred Stock.

In 1996, the Company exercised its option to redeem its Series 2 Preferred Stock. Prior to the redemption date, all of the remaining outstanding Series 2 Preferred Stock was converted into 5,266,160 shares of MCI WorldCom Common Stock.

(8)      SHAREHOLDER RIGHTS PLAN-

On August 25, 1996, the Board of Directors of MCI WorldCom declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of MCI WorldCom Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series 3 Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock"), of the Company at an initial price of $160.00 per one one-thousandth of a share of Junior Preferred Stock (the "Purchase Price"), subject to adjustment.

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

If any person or group acquires 15% or more of the Company's outstanding voting stock without prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of MCI WorldCom's Common Stock as shall equal the result obtained by multiplying the then current Purchase Price by the number of one one-thousandths of a share of Junior Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of MCI WorldCom Common Stock.

If any person or group acquires more than 15% of the outstanding MCI WorldCom Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of MCI WorldCom Common Stock.

If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where MCI WorldCom Common Stock is exchanged or changed for 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number one one-thousandths of a share of Junior Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

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

(9)      LEASES AND OTHER COMMITMENTS-

The Company leases office facilities and certain equipment under noncancellable operating leases having initial or remaining terms of more than one year. In addition, the Company leases a right-of-way from a railroad company under a fifteen-year lease with three fifteen-year renewal options. The Company is also obligated under rights-of-way and franchise agreements with various entities for the use of their rights-of-way for the installation of the Company's telecommunications systems. Rental expense under these operating leases was $184 million, $140 million, and $60 million in 1998, 1997 and 1996, respectively.

At December 31, 1998, minimum lease payments under noncancellable operating leases and commitments and capital leases were as follows (in millions):


                                                 OPERATING AND CAPITAL LEASES
                              -------------------------------------------------------------------

                                                   TELECOMMUNICATIONS
                           OFFICE FACILITIES            FACILITIES                                            CAPITAL
        YEAR                 AND EQUIPMENT          AND RIGHTS OF WAY                  TOTAL                   LEASES
----------------------        ----------              --------------               --------------          --------------

1999                          $      363              $        1,151               $        1,514          $          169
2000                                 331                       1,040                        1,371                     111
2001                                 277                         831                        1,108                     103
2002                                 221                         631                          852                      65
2003                                 182                         430                          612                      35
Thereafter                           500                         648                        1,148                     420
                              ----------              --------------               --------------          --------------
Total                         $    1,874              $        4,731               $        6,605                     903
                              ==========              ==============               ==============
Less: imputed interest                                                                                               (264)
                                                                                                           --------------
                                                                                                           $          639
                                                                                                           ==============



Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

MCI WorldCom also has agreements with a company that installs, operates and maintains certain MCI WorldCom data processing, telecommunications and billing systems. The agreements expire in 2003 and are renewable on an annual basis thereafter. The agreements require minimum annual payments of approximately $27 million.

Additionally, MCI WorldCom has an agreement with a company that develops, constructs and maintains facilities based communications systems. The agreement expires in 2003 and includes minimum annual commitments of $40 million with a minimum aggregate commitment during the term of the contract of $325 million.

In 1998, the Company's existing receivables purchase agreement generated additional proceeds of $83 million, bringing the total amount outstanding to $500 million. The Company used these proceeds to reduce outstanding debt under the Company's Credit Facilities. As of December 31, 1998, the purchaser owned an undivided interest in a $1.25 billion pool of receivables which includes the $500 million sold.

(10)     CONTINGENCIES -

The Company is involved in legal and regulatory proceedings generally incidental to its business and has included loss contingencies in other current liabilities and other liabilities for certain of these matters. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company. Except as described herein, and while the results of these various legal and regulatory matters contain an element of uncertainty, MCI WorldCom believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

GENERAL. MCI WorldCom is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company's subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. The Company must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects MCI WorldCom to price cap or rate of return regulation, nor is the Company currently required to obtain FCC authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of its international facilities and services. MCI WorldCom is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on MCI WorldCom.

In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILECs' retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). Thereafter, the Eighth Circuit held that constitutional challenges to various practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") were premature; it vacated, however, significant portions of the FCC's nationwide pricing rules and an FCC rule requiring that unbundled network elements be provided on a combined basis. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements must be provided by incumbent local exchange carriers to new entrants. The Eighth Circuit will now consider the ILECs' challenges to the substance of pricing rules which it previously had found to be premature.

Certain BOCs have also raised constitutional challenges to sections of the Telecom Act restricting BOC provisioning of long distance services, and their manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the U.S. District Court for the Northern District of Texas (the "District Court") ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. The decision only applied to SBC Corporation ("SBC"), US WEST Communications Group ("US WEST") and Bell Atlantic Corporation ("Bell Atlantic"). At the request of various parties, on February 11, 1998, the District Court issued a stay of its decision pending appeal. On September 4, 1998, the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit") reversed the decision of the District Court and upheld the constitutionality of the challenged provisions. On October 19, 1998, SBC, US WEST and Bell Atlantic filed petitions requesting the Supreme Court review the Fifth Circuit decision. On January 19, 1999, the Supreme Court denied these petitions for review. BellSouth Corporation ("BellSouth") also raised the Bill of Attainder issue in its appeal before the United States Court of Appeals for the D.C. Circuit of the FCC's denial of BellSouth's application to provide access long distance service in South Carolina. On December 22, 1998, the U.S. Court of Appeals for the D.C. Circuit, in a 3-0 opinion, denied BellSouth's constitutional challenges.

The FCC has denied applications filed by Regional Bell Operating Companies ("RBOCs") seeking authority to provide interLATA long distance service. In its denial of an Ameritech Corporation ("Ameritech") application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions appealed jurisdictional aspects of that Ameritech application denial to the Eighth Circuit. On January 22, 1998, the Eighth Circuit granted the various appeals and held that the FCC does not have jurisdiction to consider pricing issues when deciding RBOC interLATA long distance applications. On February 22, 1999, the Supreme Court vacated the Eighth Circuit's decision, re-establishing the jurisdiction of the FCC to use forward-looking pricing methodology when reviewing RBOC entry into the long distance market.

Access charges, both interstate and intrastate, are a principal component of MCI WorldCom's telecommunications expense. On the interstate side, the U.S. Court of Appeals for the D.C. Circuit is presently considering multiple appeals of the FCC's 1997 changes to the price cap system for regulating interstate access charges. Several PUCs have initiated proceedings to address reallocation of implicit subsidies contained in the access rate and retail service rates to state universal service funds. In addition, the FCC is presently considering further universal service reforms, access reform, and pricing flexibility for ILEC access charges. MCI WorldCom cannot predict the outcome of these proceedings or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of this Act, apply fully to so-called "advanced telecommunications services," such as Digital Subscriber Line ("DSL"). In a companion notice, the FCC sought comment on how to implement Section 706 of the Telecom Act, which directs the FCC to (1) encourage the deployment of advanced telecommunications capability to Americans on a reasonable and timely basis, and
(2) complete an inquiry concerning the availability of such services no later than February 8, 1999. The Commission's rulemaking notice included a proposal that, if adopted, would allow the ILECs the option of providing advanced services via a separate subsidiary free from the unbundling and resale obligations of Section 251(c), as well as other dominant carrier regulatory requirements.

In early February 1999, the FCC issued its report to Congress, concluding that the deployment of advanced services is proceeding at a reasonable and timely pace. The FCC has not yet issued its Section 706 rulemaking order.

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, approximately thirty PUCs issued orders unanimously finding that carriers, including MCI WorldCom, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many have filed new cases at the PUCs or in court. Moreover, MCI WorldCom has appealed the FCC's order to the Court of Appeals for the D.C. Circuit. MCI WorldCom cannot predict either the outcome of these appeals and the FCC's rulemaking proceeding or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations.

INTERNATIONAL. In December 1996, the FCC adopted a new policy that makes it easier for United States international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes. In August 1998, the FCC proposed to modify its rules to make it even easier for U.S. international carriers to engage in alternative traffic routing. In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that is designed to have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The WTO Agreement became effective in February 1998. In light of the United States commitments to the WTO Agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (1) the services that may be provided by foreign affiliated United States international common carriers, including carriers controlled or more than 25 percent owned by foreign carriers that have market power in their home markets, and (2) the provision of alternative traffic routing. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization ("WTO") member countries. These rules allow such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to United States rules. On January 12, 1999, the FCC's benchmark rules were upheld in their entirety by the U.S. Court of Appeals for the D.C. Circuit. On March 11, 1999 the D. C. Circuit denied petitions for rehearing of the case.

Although the FCC's new policies and implementation of the WTO Agreement may result in lower settlement payments by MCI WorldCom to terminate international traffic, there is a risk that the payment that MCI WorldCom will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of MCI WorldCom. The Company meanwhile, may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

EMBRATEL. The 1996 General Telecommunications Law (the "General Law") provides a framework for telecommunications regulation for Embratel. Article 8 of the General Law created Agencia Nacional de Telecomunicacoes ("Anatel") to implement the General Law through development of regulations and to enforce such regulations. According to the General Law, companies wishing to offer telecommunications services to consumers are required to apply to Anatel for a concession or an authorization. Concessions are granted for the provision of services under the public regime (the "Public Regime") and authorizations are granted for the provision of services under the private regime (the "Private Regime"). The Public Regime is differentiated from the Private Regime primarily by the obligations imposed on the companies rather than the type of services offered by those companies. Service providers subject to the Public Regime (concessionaires) are subject to obligations concerning network expansion and continuity of service provision and are subject to rate regulation. These obligations and the tariff conditions are provided in the General Law and in each company's concession contract. The network expansion obligations (called universal service obligations) are also provided in the Plano Geral de Universalizacao ("General Plan on Universal Service").

The only services provided under the Public Regime are the switched fixed telephone services (local and national and international long distance) provided by Embratel and the three regional Telebras holding companies. All other telecommunications companies, including other companies providing switched fixed telephone services ("SFTS"), operate in the Private Regime and, although they are not subject to the Public Regime, individual authorizations may contain certain specific expansion and continuity obligations.

Therefore, when providing SFTS, Embratel and the three Telebras holding companies ("Teles") established with the privatization, are subject to the Public Regime obligations provided in the General Law, in their concession contracts and in the General Plan on Universal Service, among other regulations.

The main restriction imposed on these companies by the General Grant Plan, is that, until December 31, 2003, the three Teles are prohibited from offering inter-regional and international long distance service, while Embratel is prohibited from offering local services. These companies can start providing the mentioned services two years sooner if they meet their network expansion obligations by December 31, 2001.

Embratel and the three Teles were granted their concessions at no fee, until 2005. After 2005, the concessions may be renewed for a period of 20 years, upon the payment, every two years, of a fee equal to 2% of annual net revenues calculated based on the provision of SFTS in the prior year, excluding taxes and social contributions, during the 20-year renewal period.

Embratel also offers a number of ancillary telecommunications services pursuant to authorizations granted in the Private Regime. The principal such services are the provision of dedicated analog and digital lines, packet switched network services, circuit switched network services, mobile marine telecommunications, telex and telegraph, radio signal satellite retransmission and television signal satellite retransmission. Some of these services are subject to some specific continuity obligations and rate conditions, provided in the respective authorization.

All providers of telecommunications services are subject to quality and modernization obligations provided in the Plan Geral de Qualidade ("General Plan on Quality").

LITIGATION. On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, MCI and all of its directors were named as defendants in a total of 15 complaints filed in the Court of Chancery in the State of Delaware. BT was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of MCI, individually and purportedly as class actions on behalf of all other stockholders of MCI. In general, the complaints allege that MCI's directors breached their fiduciary duty in connection with the MCI BT Merger Agreement, dated November 3, 1996 (the "MCI BT Merger Agreement"), that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of MCI and that BT breached those duties in connection with the MCI BT Merger Agreement. The complaints seek damages and injunctive and other relief.

On or about October 8, 1997, all of MCI's directors were named as defendants in a purported derivative complaint filed in the Court of Chancery in the State of Delaware. BT and Tadworth Corporation were also named as defendants, and MCI was named as a nominal defendant. The plaintiff, derivatively and on behalf of MCI, alleges breach of fiduciary duty by the MCI directors and aiding and abetting those breaches of duty by BT in connection with the MCI BT Merger Agreement and MCI WorldCom's exchange offer. The complaint seeks injunctive relief, damages and other relief.

One of the purported stockholder class actions pending in Delaware Chancery Court has been amended and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name MCI WorldCom and Acquisition Subsidiary as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the MCI Merger and the agreement to pay a termination fee to WorldCom. They further allege discrimination in favor of BT in connection with the MCI Merger. The plaintiffs seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI Merger and the payment of the inducement fee to BT.

Three complaints were filed in the U.S. District Court for the District of Columbia, as class actions on behalf of purchasers of MCI shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of MCI's shares between July 11, 1997 and August 21, 1997, inclusive, that MCI and certain of its officers and directors failed to disclose material information about MCI, including that MCI was renegotiating the terms of the MCI BT Merger Agreement. The consolidated amended complaint seeks damages and other relief. The Company and the other defendants have moved to dismiss the consolidated amended complaint.

On May 7, 1998, GTE Corporation and three of its subsidiaries filed suit in the U.S. District Court for the District of Columbia against MCI and WorldCom. The complaint alleges that the MCI Merger would have the effect of substantially lessening competition or tending to create a monopoly, and thereby violate section 7 of the Clayton Act, with respect to the markets for Internet backbone services, facilities to extend the reach of the Internet backbone, wholesale and retail long distance services and international calling services. The complaint requested declaratory and injunctive relief. On or about October 14, 1998, GTE filed an amended complaint seeking declaratory and injunctive relief and damages; MCI and WorldCom moved to dismiss the amended complaint in its entirety. On February 22, 1999, the parties filed a joint stipulation of dismissal with prejudice.

At least nine class action complaints have been filed that arise out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications Corp., and allege that MCI WorldCom has improperly charged "Pre-Subscribed" customers "Non-Subscriber" or so-called "casual" rates for certain direct-dialed calls. Plaintiffs assert that this conduct violates the Communications Act and various state laws; they seek rebates to all affected customers and (in some cases) punitive damages. MCI WorldCom has filed a motion with the Judicial Panel on Multi-District Litigation to consolidate these matters in the U.S. District Court for the District of Columbia. The Company intends to move to dismiss the cases or, in the alternative, to stay them, pending the FCC's resolution of MCI WorldCom's outstanding motion for reconsideration and any subsequent appeals of the FCC decision.

The Company believes that all of the complaints are without merit, and based on information currently available, MCI WorldCom presently does not expect that the above actions will have a material adverse effect on the Company's consolidated results of operations or financial position.

(11)    EMPLOYEE BENEFIT PLANS-

STOCK OPTION PLANS:

The Company has several stock option plans under which options to acquire up to 317 million shares may be granted to directors, officers and certain employees of the Company including the stock option plans acquired through various acquisitions. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant. As of December 31, 1998, 245 million options had been granted under these plans.

Prior to the MCI Merger, certain executives of MCI were granted incentive stock units ("ISUs") that vested over a three-year period and entitled the holder to receive shares of common stock. At December 31, 1998, there were approximately
2.1 million ISUs outstanding.

Additionally, there are outstanding warrants to acquire shares of MCI WorldCom Common Stock at $6.25 per share which were granted by MFS prior to the MFS Merger.

Additional information regarding options and warrants granted and outstanding is summarized below (in millions, except per share data):

                                                                                                         WEIGHTED-
                                                                                 NUMBER                  AVERAGE
                                                                               OF OPTIONS             EXERCISE PRICE
                                                                               ----------            ---------------
Balance, December 31, 1995                                                          30                   $      8.52
Granted to employees/directors                                                      10                         15.65
Assumed in connection with acquisition                                              55                          8.74
Exercised                                                                          (11)                         6.62
Expired or canceled                                                                 (1)                        10.43
                                                                                   ---                   -----------
Balance, December 31, 1996                                                          83                         10.05
Granted to employees/directors                                                      32                         25.14
Exercised                                                                          (24)                         5.72
Expired or canceled                                                                 (6)                        14.68
                                                                                   ---                   -----------
Balance, December 31, 1997                                                          85                         16.54
Granted to employees/directors                                                      32                         30.51
Assumed in connection with acquisitions                                             84                         28.02
Exercised                                                                          (32)                        14.75
Expired or canceled                                                                 (6)                        24.65
                                                                                   ---                   -----------
Balance, December 31, 1998                                                         163                   $     25.25
                                                                                   ===                   ===========

The following table summarizes information about the shares outstanding at December 31, 1998:


                                               OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                            --------------------------------------------------------       -----------------------------------

                                NUMBER              REMAINING            WEIGHTED-              NUMBER             WEIGHTED-
  RANGE OF EXERCISE          OUTSTANDING           CONTRACTUAL            AVERAGE            OUTSTANDING            AVERAGE
        PRICES              (IN MILLIONS)         LIFE (YEARS)        EXERCISE PRICE        (IN MILLIONS)       EXERCISE PRICE
----------------------      -------------         ------------        --------------        -------------       --------------

$         0.01 -  9.95                 14                 4.5            $     6.28                  12           $     6.33
          9.96 - 19.90                 33                 5.8                 14.66                  24                14.40
         19.91 - 29.85                 54                 7.2                 25.47                  36                25.23
         29.86 - 39.80                 47                 8.6                 33.04                   1                36.12
         39.81 - 48.75                 15                 9.3                 40.39                   -                41.52
                         ----------------                                                   -----------
                                      163                                                            73
                         ================                                                   ===========


In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. Applying SFAS No. 123 would result in pro forma net income (loss) and earnings (loss) per share ("EPS") amounts as follows (in millions, except share data):


                                                                                  1998           1997          1996
                                                                                  ----           ----          ----

Net income (loss) before extraordinary items                  As reported     $     (2,571)  $        221 $      (2,234)
                                                               Pro forma            (2,681)           166        (2,251)
Basic EPS                                                     As reported            (2.02)          0.23         (5.02)
                                                               Pro forma             (2.10)          0.17         (5.06)
Diluted EPS                                                   As reported            (2.02)          0.22         (5.02)
                                                               Pro forma             (2.10)          0.17         (5.06)

The fair value of each option or restricted stock grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grant:


                                                                                       WEIGHTED-
                                               EXPECTED             RISK-FREE       AVERAGE GRANT-
                         DATE GRANTED         VOLATILITY          INTEREST RATE     DATE FAIR VALUE
                         ------------         ----------          -------------     ---------------

                                 1996              21.6%                   5.4%        $       5.62
                                 1997              22.8%                   6.4%        $       7.99
                                 1998              23.7%                   5.6%        $      10.07

Additionally, for all options, a 15% forfeiture rate was assumed with an expected life of 5 years and no dividend yield.

Because the SFAS No. 123 method of accounting has been applied only to grants after December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

401(K) PLANS:

The Company and its subsidiaries offer its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $10,000. The Company matches individual employee contributions in certain plans, up to a maximum level which in no case exceeds 6% of the employee's compensation. Expenses recorded by the Company relating to its 401(k) plans were $26 million, $7 million, and $6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(12)    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS-

As a result of the MCI Merger, MCI WorldCom has a noncontributory defined benefit pension plan (the "MCI Plan") and a supplemental pension plan (the "Supplemental Plan") and Western Union International, Inc. ("WUI"), a subsidiary of MCI, has a defined benefit pension plan (the "WUI Plan"). Collectively, these plans cover substantially all MCI employees who became MCI WorldCom employees as a result of the MCI Merger and who work 1,000 hours or more in a year. Effective January 1, 1999, no future compensation credits will be earned by participants of the MCI Plan.

Annual service cost is determined using the Projected Unit Credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of employees. The MCI Plan accumulated benefit obligation exceeds the fair value of assets by $27 million. There is no additional minimum pension liability required to be recognized.

Additionally, Embratel sponsors a contributory defined benefit pension plan and a post-retirement benefit plan. Approximately 97% of Embratel's employees are covered by these plans. The defined benefit pension plan has an accumulated benefit obligation in excess of fair value of assets of $340 million at December 31, 1998. There is no additional minimum pension liability to be recognized.

Embratel health care cost trend rates of increase were projected at annual rates excluding inflation ranging from 6.48% in 1998 to 2.00% in 2047. The effect of a one percentage point increase in the assumed health care cost trend rates would increase the Embratel accumulated post-retirement benefit obligation at December 31, 1998 by $63 million and the aggregate service and interest cost components by $7 million on an annual basis. The effect of a one percentage point decrease in the assumed health care cost trend rate would reduce the accumulated post-retirement benefit obligation by $51 million and reduce the total service and interest cost component by $6 million.

The following table sets forth information for the MCI pension plans and Embratel defined benefit pension and post-retirement plans' assets and obligations (in millions):

                                                                             EMBRATEL PLANS
                                                                      -----------------------------

                                                       MCI
                                                     PENSION           PENSION             OTHER
                                                      PLANS            BENEFITS           BENEFITS
                                                   ----------         ----------         ----------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1, 1998              $      563         $    1,231         $      265
Service cost                                               54                 47                 10
Interest cost                                              39                 67                 16
Actuarial (gain) loss                                      39                (80)                11
Benefits paid                                             (39)               (39)                (3)
Foreign currency exchange                                  --                (24)                (5)
Assumption change                                         (74)              (178)                --
Curtailment/settlement                                     --               (567)              (162)
                                                   ----------         ----------         ----------
Benefit obligation at December 31, 1998            $      582         $      457         $      132
                                                   ==========         ==========         ==========

CHANGE IN PLAN ASSETS
Fair value at January 1, 1998                      $      494         $      550         $       29
Actual return on plan assets                               63                (14)                 7
Employer contributions                                     63                 40                 71
Employee contributions                                     --                 30                 --
Foreign currency exchange                                  --                (12)                --
Benefits paid                                             (39)               (39)                (3)
Effect of settlement                                       --               (403)               (65)
                                                   ----------         ----------         ----------
Fair value of assets at December 31, 1998          $      581         $      152         $       39
                                                   ==========         ==========         ==========


Funded status                                      $       (1)        $     (305)        $      (93)
Unrecognized net actuarial gain                           (83)              (123)                44
Unrecognized prior service cost                             1                 --                 --
Unrecognized transition liability                          --                  5                 --
                                                   ----------         ----------         ----------
Accrued benefit cost                               $      (83)        $     (423)        $      (49)
                                                   ==========         ==========         ==========

WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS:
Discount rate                                            6.50%              6.00%              6.00%
Expected return on plan assets                           9.00%              9.00%              9.00%
Rate of compensation increase                            5.75%              3.25%               N/A

The components of the Embratel net post-retirement benefit and pension costs for the year ended December 31, 1998 (in millions):

                                                                       PENSION           OTHER
                                                                       BENEFITS        BENEFITS
                                                                     -----------      ----------

Service cost                                                         $       4        $      2
Interest cost on accumulated postretirement  benefit
    obligation                                                              17               4
Expected return on plan assets                                             (13)             (1)
Amortization of transition obligation                                        7              --
Amortization of net loss (gain)                                             (1)               1
                                                                     ---------        --------
Net periodic post-retirement benefit cost                            $      14        $      6
                                                                     =========        ========

Embratel has created a new defined contribution plan (the "New Plan") which has been approved by the Brazilian government. Effective November 19, 1998, all newly hired employees of Embratel automatically enter the New Plan and entry into the existing Embratel pension and post-retirement plans has been frozen. Current Embratel employees were given the option to migrate from the existing defined benefit pension and post-retirement benefit plans to the New Plan. The option expired on December 31, 1998 and is effective on January 1, 1999. The New Plan will provide an employer match on employee contributions based on certain limits, transfer of the defined benefit account balance, employee directed investment, and a lump sum payment from the post-retirement plan, which can be used to assist with medical coverage in the future. Any employees not electing to migrate to the New Plan will remain in the existing plans and will not have a future opportunity to move to the New Plan.

(13)     INCOME TAXES -

The provision for income taxes is composed of the following (in millions):


                                                                         1998            1997             1996
                                                                       ---------       --------         -------

Current                                                                $      89       $     48         $    71
Deferred                                                                     787            368              59
                                                                       ---------       --------         -------
Total provision for income taxes                                       $     876       $    416         $   130
                                                                       =========       ========         =======


The following is a reconciliation of the provision for income taxes to the expected amounts using the statutory rate:

                                                                 1998            1997           1996
                                                               -------         -------        -------

Expected statutory amount                                        (35.0)%          35.0%         (35.0)%
Nondeductible amortization of excess of cost over net
tangible assets acquired                                          11.3            14.8            1.0
State income taxes                                                (2.6)            2.4            0.4
Charge for in-process research and development                    84.5              --           35.6
Write-down of assets                                                --              --            4.1
Valuation allowance                                                 --             7.1           (1.0)
Other                                                             (2.4)            3.4            1.1
                                                               -------         -------        -------
Actual tax provision                                              55.8%         62.7 %            6.2%
                                                               =======         =======        =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

At December 31, 1998, the Company had unused net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $3.5 billion which expire in various amounts during the years 2002 through 2012. These NOL carryforwards together with state and other NOL carryforwards result in a deferred tax asset of approximately $1.32 billion at December 31, 1998. A valuation allowance of $109 million has been established related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers the acquired companies' prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered.

Approximately $544 million of the Company's deferred tax assets are related to preacquisition NOL carryforwards attributable to entities acquired in transactions accounted for as purchases. Accordingly, any future reductions in the valuation allowance related to such deferred tax assets will result in a corresponding reduction in goodwill. If, however, subsequent events or conditions dictate an increase in the valuation allowance attributable to such deferred tax assets, income tax expense for the period of the increase will be increased accordingly.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 (in millions):

                                                      1998                                 1997
                                          ----------------------------        ----------------------------

                                            ASSETS         LIABILITIES          ASSETS         LIABILITIES
                                            ------         -----------          ------         -----------

Allowance for bad debts                   $       89        $       --        $       12        $       --
Fixed assets                                      --            (2,448)               --              (143)
Goodwill and other intangibles                    --               (92)               --              (278)
Software                                          --              (116)               --               (64)
Investments                                       91                --                --               (23)
Line installation costs                           --              (277)               --               (40)
Accrued liabilities                              921                --               267                --
NOL carryforwards                              1,321                --               689                --
Minimum tax credits                              102                --                --                --
Research and development credits                  40                --                --                --
Stock options                                     --                --               146                --
Other                                             68               (27)               11               (36)
                                          ----------        ----------        ----------        ----------
                                               2,632            (2,960)            1,125              (584)
Valuation allowance                             (109)               --              (195)               --
                                          ----------        ----------        ----------        ----------
                                          $    2,523        $   (2,960)       $      930        $     (584)
                                          ==========        ==========        ==========        ==========


(14) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid by the Company during the years ended December 31, 1998, 1997 and 1996 amounted to $496 million, $265 million and $236 million, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1998, 1997 and 1996 were $38 million, $14 million and $6 million, respectively.

In conjunction with business combinations during the years ended December 31, 1998, 1997 and 1996, assets acquired, liabilities assumed and common stock issued were as follows (in millions):

                                                  1998               1997               1996
                                              ------------       ------------       ------------

Fair value of assets acquired                 $     21,913       $        309       $      3,284
Goodwill and other intangible assets                37,104                998              9,207
Liabilities assumed                                (22,476)                (4)            (2,011)
Common stock issued                                (33,141)              (159)           (10,592)
                                              ------------       ------------       ------------
Net cash paid                                 $      3,400       $      1,144       $       (112)
                                              ============       ============       ============


(15)              SEGMENT AND GEOGRAPHIC INFORMATION-

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," as of December 31, 1998. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segment and related disclosures about is products, services, geographic areas and major customers.

Based on its organizational structure, the Company operates in five reportable segments: MCI WorldCom Communications, MCI WorldCom International Operations, Embratel, Operations and technology and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the geographic dispersion of their operations. MCI WorldCom Communications provides voice, data and other types of domestic communications services including

Internet services. MCI WorldCom International Operations provides voice, data, Internet and other similar types of communications services to customers primarily in Europe. Embratel provides communications services in Brazil. Operations and technology includes network operations, information services, engineering and technology, and customer service. Other includes primarily the operations of SHL and other non-communications services.

The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing the Company's fiber optic networks, which do not make a distinction between the types of services. As a result, the Company does not allocate line costs or assets by segment. Profit and loss information is reported only on a consolidated basis to the chief operating decision maker and the Company's board of directors.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:


                                 REVENUES FROM EXTERNAL CUSTOMERS          CAPITAL EXPENDITURES
                                ----------------------------------  ----------------------------------
                                   1998        1997        1996        1998        1997        1996
                                ----------  ----------  ----------  ----------  ----------  ----------

MCI WorldCom Communications     $   14,792  $    6,246  $    4,023  $       --  $       --  $       --
MCI WorldCom International
   Operations                        1,130         726         225          --          --          --
Operations and technology               --          --          --       4,740       2,995         827
Other                                  574         412         201          28          34          20
Corporate                               --          --          --         316          37          28
                                ----------  ----------  ----------  ----------  ----------  ----------
   Total before Embratel            16,496       7,384       4,449       5,084       3,066         875
Embratel                             1,182          --          --         334          --          --
                                ----------  ----------  ----------  ----------  ----------  ----------
   Total                        $   17,678  $    7,384  $    4,449  $    5,418  $    3,066  $      875
                                ==========  ==========  ==========  ==========  ==========  ==========


The following is a reconciliation of the segment information to income (loss) before income taxes, minority interests and extraordinary items:

                                                                      1998                 1997               1996
                                                                -----------------      -------------      ------------

Revenues                                                        $          17,678      $       7,384      $      4,449
Operating expenses                                                         18,653              6,366             6,324
                                                                -----------------      -------------      ------------
Operating income (loss)                                                      (975)             1,018            (1,875)
Other income (expense):
   Interest expense                                                          (637)              (395)             (253)
   Miscellaneous                                                               41                 40                25
                                                                -----------------      -------------      ------------
Income (loss) before income taxes,
   minority interests and extraordinary items                   $          (1,571)     $         663      $     (2,103)
                                                                =================      =============      ============



Information about the Company's operations by geographic areas are as follows (in millions):

                                           1998                             1997                               1996
                             ------------------------------     ----------------------------      -------------------------------
                                                LONG-LIVED                      LONG-LIVED                          LONG-LIVED
                               REVENUES           ASSETS         REVENUES         ASSETS          REVENUES             ASSETS
                             -------------     ------------     -----------     ------------      ----------      ---------------

United States                $      14,766     $     17,747     $     6,534     $      6,030      $    4,166      $         3,893
Brazil                               1,182            5,049              --               --              --                   --
All other international              1,730            1,511             850              684             283                  294
                             -------------     ------------     -----------     ------------      ----------      ---------------
Total                        $      17,678     $     24,307     $     7,384     $      6,714      $    4,449      $         4,187
                             =============     ============     ===========     ============      ==========      ===============


(16)    UNAUDITED QUARTERLY FINANCIAL DATA -


                                                                      QUARTER ENDED
                               -----------------------------------------------------------------------------------------
                                   MARCH 31,                JUNE 30,              SEPTEMBER 30,           DECEMBER 31,
                                   ---------                --------              -------------           ------------
                               1998         1997       1998         1997       1998         1997        1998        1997
                               ----         ----       ----         ----       ----         ----        ----        ----
                                                            (in millions, except per share data)

Revenues                    $ 2,322      $ 1,678     $ 2,581     $ 1,776     $ 3,758      $ 1,911     $ 9,017     $ 2,019
Operating income (loss)         (71)         156         495         219      (2,632)         288       1,233         355
Net income (loss) before
   extraordinary items         (281)          25         228          44      (2,944)          76         457         102
Net income (loss)              (410)          25         228          41      (2,944)          76         457         102
Preferred dividend
   requirement                    7            7           7           7           3            7          15           7
Earnings (loss) per
common  share before
extraordinary items:
  Basic                     $ (0.28)     $  0.02     $  0.21     $  0.04     $ (2.44)     $  0.07     $  0.24     $  0.10
  Diluted                     (0.28)        0.02        0.21        0.04       (2.44)        0.07        0.23        0.10

In the first quarter of 1998, the Company recorded a pre-tax charge of $38 million for employee severance, alignment charges, loss contingencies and direct merger costs associated with the BFP Merger and $31 million for write-down of a permanently impaired asset. Additionally, in the third quarter of 1998, the Company recorded a pre-tax charge of $127 million primarily in connection with the MCI Merger. The third quarter charge included severance costs associated with the termination of certain employees which was completed in the first quarter of 1999. Also included are other exit activities which include exit costs under long-term commitments and certain asset write-downs. In connection with recent business combinations, the Company made allocations of the purchase price to acquired in-process research and development totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger. See
Note 3.

In connection with certain debt refinancings, the Company recognized in the first quarter of 1998 and the second quarter of 1997, extraordinary items of approximately $129 million and $3 million, respectively, net of taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees.

(17)    SUBSEQUENT EVENTS -

In February 1999, the Company and EDS announced the signing of a definitive agreement to sell MCI Systemhouse Corp. and SHL Systemhouse Co., wholly-owned subsidiaries of the Company, to EDS for approximately $1.65 billion in cash. In addition, both companies agreed to significant outsourcing contracts which will capitalize on the individual strengths of each company. The definitive agreements for the outsourcing contracts will most likely be finalized in the second quarter of 1999. Both transactions are subject to customary closing conditions and regulatory approvals.

                               MCI WORLDCOM, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                BALANCE AT   CHARGED TO      FROM        DEDUCTIONS
                               BEGINNING OF  COSTS AND     PURCHASE     AND ACCOUNTS   BALANCE AT
       DESCRIPTIONS              PERIOD       EXPENSES   TRANSACTIONS   WRITTEN OFF   END OF PERIOD
       ------------              ------       --------   ------------   -----------   -------------

Allowance for doubtful accounts (in millions):
Accounts Receivable
1998                               $203          $374          $581          $261          $897
1997                                136           111            16            60           203
1996                                 59            58            64            45           136

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

2.1      Agreement and Plan of Merger dated as of November 9, 1997 among
         WorldCom, TC Investments Corp. and MCI Communications Corporation
         (incorporated by reference to Exhibit 2.1 to the Company's Current
         Report on Form 8-K dated November 9, 1997 (filed November 12, 1997)
         (File No. 0-11258))*

2.2 Agreement dated as of November 9, 1997 among British Telecommunications plc, WorldCom and MCI Communications Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 9, 1997 (filed November 12, 1997) (File No. 0-11258))*

2.3 Agreement and Plan of Merger, dated as of September 7, 1997, by and among H&R Block, Inc., H&R Block Group, Inc., CompuServe Corporation,
         WorldCom, and Walnut Acquisition Company, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 7, 1997 (File No. 0-11258))*

2.4      Purchase and Sale Agreement by and among American Online, Inc., ANS
         Communications, Inc. and WorldCom, dated as of September 7, 1997
         (incorporated herein by reference to Exhibit 2.4 to the Company's
         Current Report on Form 8-K dated September 7, 1997 (File No. 0-11258))*

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

4.2      Restated Bylaws of MCI WORLDCOM, Inc. (incorporated by reference to
         Exhibit 3.2 to the Company's Current Report on Form 8-K dated September
         14, 1998) (filed September 29, 1998)) (File No. 0-11258)

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

4.7      Senior Indenture dated March 1, 1997 by and between WorldCom and The
         Chase Manhattan Bank, as successor trustee to Mellon Bank N.A.
         (incorporated herein by reference to Exhibit 4.6 to the Company's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File
         No. 0-11258))

4.8 Supplemental Indenture No. 3 to the Junior Subordinated Indenture dated as of November 12, 1998, among MCI WORLDCOM, Inc., MCI Communications
         Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-11258))

4.9      Supplement No. 1 to the Guarantee Agreement dated as of November 12,
         1998 among MCI WORLDCOM, Inc., MCI Communications Corporation and
         Wilmington Trust Company(incorporated herein by reference to Exhibit
         4.9 to the Company's Quarterly Report on Form 10-Q for the period ended
         September 30, 1998 (File No. 0-11258))

4.10     Trust Agreement Guarantee dated as of November 12, 1998, among
         Wilmington Trust Company, the administrative trustee thereto, MCI
         Communications Corporation and MCI WORLDCOM, Inc. (incorporated herein by reference to Exhibit 4.10 to the Company's Quarterly Report on Form
         10-Q for the period ended September 30, 1998 (File No. 0- 11258))

4.11     Expense Agreement Guarantee dated as of November 12, 1998, between MCI
         WORLDCOM, Inc. and MCI Capital I, a Delaware business trust
         (incorporated herein by reference to Exhibit 4.11 to the Company's
         Quarterly Report on Form 10-Q for the period ended September 30, 1998
         (File No. 0-11258))

4.12 Junior Subordinated Indenture between MCI Communications Corporation and Wilmington Trust Company, as Debenture Trustee, (incorporated by reference to Exhibit 4.01 of MCI's Registration Statement on Form S-3,
         Registration No. 333-02693)

4.13     Form of Amended and Restated Trust Agreement among MCI Communications
         Corporation, Wilmington Trust Company and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.10 of MCI's
         Registration Statement on Form S-3, Registration No. 333-02593)

4.14     Form of Guarantee Agreement between MCI Communications Corporation and
         Wilmington Trust Company, (incorporated by reference to Exhibit 4.12 of
         MCI's Registration Statement on Form S-3, Registration No. 333-02593)

4.15 Form of Supplemental Indenture between MCI Communications Corporation and Wilmington Trust Company, (incorporated by reference to Exhibit
         4.13 of MCI's Registration Statement on Form S-3, Registration No.
         333-02593)

**

10.1     Amended and Restated Facility A Revolving Credit Agreement among
         WorldCom, NationsBank, N.A., NationsBanc Montgomery Securities LLC,
         Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank,
         Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal
         Bank of Canada and the lenders named therein dated as of August 6, 1998
         (incorporated herein by reference to Exhibit 10.1 to the Company's
         Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998)
         (File No. 0-011258))

10.2     364-Day Revolving Credit and Term Loan Agreement among WorldCom,
         NationsBank, N.A., NationsBank Montgomery Securities LLC, Bank of
         America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank,
         N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of
         Canada and the lenders named therein dated as of August 6, 1998
         (incorporated herein by reference to Exhibit 10.3 to the Company's
         Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998)
         (File No. 0-11258))

10.3     WorldCom, Inc. Third Amended and Restated 1990 Stock Option Plan
         (incorporated herein by reference to Exhibit A to the Company's Proxy
         Statement dated April 22, 1996 (File No. 0-11258)) (compensatory plan)

10.4     LDDS Communications, Inc. 1988 Nonqualified Stock Option Plan
         (incorporated herein by reference to the exhibits to LDDS-TN's
         Registration Statement on Form S-4 (File No. 33-29051) (compensatory plan)

10.5     LDDS Annual Performance Bonus Plan (incorporated by reference to the
         Company's Proxy Statement used in connection with the Company's 1994
         Annual Meeting of Shareholders (File No. 1-10415)) (compensatory plan)

10.6 WorldCom, Inc. Special Performance Bonus Plan (incorporated herein by reference to Exhibit B to the Company's Proxy Statement dated April 22,
         1996 used in connection with the Company's 1996 Annual Meeting of the Shareholders (File No. 0-11258)) (compensatory plan)

10.7 WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1997
         (File No. 0-11258)) (compensatory plan)

10.8 WorldCom/MFS/UUNET 1995 Performance Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258))
         (compensatory plan)

10.9 WorldCom/MFS/UUNET Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258))
         (compensatory plan)

10.10 WorldCom/MFS/UUNET Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258))
         (compensatory plan)

10.11 MCI 1979 Stock Option Plan as amended and restated (incorporated by reference to Exhibit 10(a) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-6457)) (compensatory plan)***

10.12    Supplemental Retirement Plan for Employees of MCI Communications
         Corporation and Subsidiaries, as amended (incorporated by reference to Exhibit 10(b) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-6457)) (compensatory plan) ***

10.13    Description of Executive Life Insurance Plan for MCI Communications
         Corporation and Subsidiaries (incorporated by reference to "Renumeration of Officers" in MCI's Proxy Statement for its 1992 Annual
         Meeting of Stockholders (File No. 0-6457)) (compensatory plan)***

10.14    MCI Communications Corporation Executive Incentive Compensation Plan
         (incorporated by reference to Exhibit 10(e) to MCI's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1995 (File No.
         0-6457)) (compensatory plan)***

10.15    Amendment No. 1 to MCI Communications Corporation Executive Incentive
         Compensation Plan (incorporated by reference to Exhibit 10(e) to MCI's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1996
         (File No. 0-6457)) (compensatory plan)***

10.16    1988 Directors' Stock Option Plan of MCI (incorporated by reference to
         Exhibit D to MCI's Proxy Statement for its 1989 Annual Meeting of
         Stockholders (File No. 0-6457)) (compensatory plan)***

10.17    Amendment No. 1 to the 1988 Directors' Stock Option Plan of MCI
         (incorporated by reference to Appendix D to MCI's Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-6457))
         (compensatory plan)***

10.18    Amendment No. 2 to 1988 Directors' Stock Option Plan of MCI
         (incorporated by reference to Exhibit 10(i) to MCI's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1996) (File No.
         0-6457)) (compensatory plan)***

10.19    Amendment No. 3 to 1988 Directors' Stock Option Plan of MCI
         (incorporated by reference to Exhibit 10(j) to MCI's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1996 (File No.
         0-6457)) (compensatory plan)***

10.20    Stock Option Plan of MCI (incorporated by reference to Exhibit C to
         MCI's Proxy Statement for its 1989 Annual Meeting of Stockholders (File
         No. 0-6457)) (compensatory plan)***

10.21 Amendment No. 1 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(l) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.22 Amendment No. 2 to the Stock Option Plan of MCI (incorporated by reference to Appendix B to MCI"s Proxy Statement for its 1996 Annual
         Meeting of Stockholders (File No. 0- 6457)) (compensatory plan)***

10.23 Amendment No. 3 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(n) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.24 Amendment No. 4 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(o) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.25 Amendment No. 5 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(p) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.26 Board of Directors Deferred Compensation Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-6457)) (compensatory plan)

10.27 The Senior Executive Incentive Compensation Plan of MCI (incorporated by reference to Appendix A to MCI's Proxy Statement for its 1996 Annual
         Meeting of Stockholders (File No. 0-6457)) (compensatory plan)

10.28    Amendment No. 1 to the Senior Executive Incentive Compensation Plan of
         MCI (incorporated by reference to Exhibit 10(s) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.
         0-6457)) (compensatory plan)

10.29 Executive Severance Policy (incorporated by reference to Exhibit 10(a) to MCI's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1996 (File No. 0-6457) (compensatory plan)

10.30 Form of employment agreement, effective as of November 2, 1996, between MCI and Messrs. Bert C. Roberts, Timothy F. Price and Gerald H. Taylor
         (incorporated by reference to Exhibit 10(u) to MCI' s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.
         0-6457)) (compensatory plan)

10.31    Employment Agreement between UUNET and John W. Sidgmore dated May 13,
         1994 (incorporated herein by reference to UUNET's Registration on Form
         S-1 (Registration No. 33-91028)) (compensatory plan)

10.32    Amendment to employment agreement dated September 16, 1998 between MCI
         WorldCom and Gerald H. Taylor.

10.33    Change of Control Severance Agreement effective April 8, 1997 between
         Brooks Fiber Properties, Inc. ("BFP") and James C. Allen (incorporated herein by reference from Exhibit 10.1 to BFP's Quarterly Report on Form
         10-Q for the quarterly period ended June 30, 1997 (File No. 0-28036))
         (compensatory plan)

21.1     Subsidiaries of the Company

23.1     Consent of Arthur Andersen LLP

23.2     Consent of KPMG LLP

27.1     Financial Data Schedule

--------------------------------

* The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request.

** No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*** Pursuant to this plan, the common stock of the Company was substituted for common stock of MCI.