Form 10-Q
period 1999-03-31
MCI WORLDCOM INC
filed 1999-05-17
CIK 723527

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         Commission file number: 0-11258

                         -------------------------------

                               MCI WORLDCOM, INC.
             (Exact name of registrant as specified in its charter)

                         -------------------------------

                         Georgia                                                               58-1521612
(State or other jurisdiction of incorporation or organization)                     I.R.S. Employer Identification No.)

       500 Clinton Center Drive, Clinton, Mississippi                                            39056
          (Address of principal executive offices)                                             (Zip Code)

             515 East Amite Street, Jackson, Mississippi 39201-2702
                 (Former address, if changed since last report)

Registrant's telephone number, including area code : (601) 460-5600

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

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,860,656,977, net of treasury shares, on April 30, 1999.

-------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     Number
 PART I.    FINANCIAL INFORMATION

            Item 1.              Financial Statements

                                 Consolidated Balance Sheets as of
                                 March 31, 1999 and December 31, 1998................................  3

                                 Consolidated Statements of Operations
                                 for the three months ended March 31, 1999
                                 and March 31, 1998..................................................  4

                                 Consolidated Statements of Cash Flows for
                                 the three months ended March 31, 1999 and
                                 March 31, 1998......................................................  5

                                 Notes to Consolidated Financial Statements..........................  6

            Item 2.              Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations....................... 15

            Item 3.              Quantitative and Qualitative Disclosure About Market Risk........... 25

 PART II.   OTHER INFORMATION


            Item 1.              Legal Proceedings................................................... 27

            Item 2.              Changes in Securities and Use of Proceeds........................... 27

            Item 3.              Defaults Upon Senior Securities..................................... 27

            Item 4.              Submission of Matters to a Vote
                                 of Securities Holders............................................... 27

            Item 5.              Other Information................................................... 27

            Item 6.              Exhibits and Reports on Form 8-K.................................... 27

 Signature .......................................................................................... 28

 Exhibit Index ...................................................................................... 29

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements

                       MCI WORLDCOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (Unaudited. In Millions, Except Share Data)

                                                                                           March 31,      December 31,
                                                                                             1999            1998
                                                                                          ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $      775      $    1,710
  Accounts receivable, net of allowance for bad debts of $930 in 1999
    and $897 in 1998                                                                           5,737           5,226
  Deferred tax asset                                                                           2,361           2,523
  Other current assets                                                                         1,424           1,180
                                                                                          ----------      ----------
         Total current assets                                                                 10,297          10,639
                                                                                          ----------      ----------
Property and equipment:

  Transmission equipment                                                                      11,886          12,052
  Communications equipment                                                                     5,164           5,256
  Furniture, fixtures and other                                                                6,094           5,986
  Construction in progress                                                                     3,140           3,080
                                                                                          ----------      ----------
                                                                                              26,284          26,374
  Accumulated depreciation                                                                    (2,764)         (2,067)
                                                                                          ----------      ----------
                                                                                              23,520          24,307
                                                                                          ----------      ----------
Goodwill and other intangible assets                                                          46,895          47,018
Other assets                                                                                   5,210           4,437
                                                                                          ----------      ----------
                                                                                          $   85,922      $   86,401
                                                                                          ==========      ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:

  Short-term debt and current maturities of long-term debt                                $    6,650      $    4,756
  Accounts payable                                                                             1,902           1,737
  Accrued line costs                                                                           4,032           3,903
  Accrued interest                                                                               378             505
  Other current liabilities                                                                    5,090           5,128
                                                                                          ----------      ----------
         Total current liabilities                                                            18,052          16,029
                                                                                          ----------      ----------
Long-term liabilities, less current portion:

  Long-term debt                                                                              13,583          16,083
  Deferred tax liability                                                                       2,942           2,960
  Other liabilities                                                                            1,584           1,852
                                                                                          ----------      ----------
         Total long-term liabilities                                                          18,109          20,895
                                                                                          ----------      ----------
Commitments and contingencies

Minority interests                                                                             2,514           3,676

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company and other mandatorily
  redeemable preferred securities                                                                798             798

Shareholders' investment:

  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 11,525,459 shares in 1999 and 11,643,002 shares in 1998 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                          --              --
  Preferred stock, par value $.01 per share; authorized: 34,905,008 shares
    in 1999 and 1998; none issued                                                                 --              --
  Common stock, par value $.01 per share; authorized: 2,500,000,000 shares; issued
    and outstanding: 1,861,103,747 shares in 1999 and 1,840,280,479 shares in 1998                19              18
  Additional paid-in capital                                                                  50,409          49,544
  Retained earnings (deficit)                                                                 (3,764)         (4,473)
  Unrealized holding gain on marketable equity securities                                        275             122
  Cumulative foreign currency translation adjustment                                            (305)            (23)
  Treasury stock, at cost, 4,510,211 shares in 1999 and 1998                                    (185)           (185)
                                                                                          ----------      ----------
        Total shareholders' investment                                                        46,449          45,003
                                                                                          ----------      ----------
                                                                                          $   85,922      $   86,401
                                                                                          ==========      ==========

The accompanying notes are an integral part of these statements

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Unaudited. In Millions, Except Per Share Data)


                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                                     ----------------------
                                                                                       1999          1998
                                                                                     --------      --------
Revenues                                                                             $  9,001      $  2,320
                                                                                     --------      --------

Operating expenses:
  Line costs                                                                            4,116         1,117
  Selling, general and administrative                                                   2,311           478
  Depreciation and amortization                                                         1,079           299
  In-process research and development and other charges                                    --           498
                                                                                     --------      --------
        Total                                                                           7,506         2,392
                                                                                     --------      --------
Operating income (loss)                                                                 1,495           (72)
Other income (expense):
  Interest expense                                                                       (260)         (102)
  Miscellaneous                                                                           (32)           12
                                                                                     --------      --------
Income (loss) before income taxes, minority interests and extraordinary items           1,203          (162)
Provision for income taxes                                                                543           118
                                                                                     --------      --------
Income (loss) before minority interests and extraordinary items                           660          (280)
Minority interests                                                                         65            --
                                                                                     --------      --------
Income (loss) before extraordinary items                                                  725          (280)
Extraordinary items (net of income taxes of $78 in 1998)                                   --          (129)
                                                                                     --------      --------
Net income (loss)                                                                         725          (409)
Distributions on subsidiary trust and other mandatorily
   redeemable preferred securities                                                         16            --
Preferred dividend requirement                                                             --             7
                                                                                     --------      --------
Net income (loss) applicable to common shareholders                                  $    709      $   (416)
                                                                                     ========      ========

Earnings (loss) per common share:
  Net income (loss) applicable to common shareholders before extraordinary items:
      Basic                                                                          $   0.38      $  (0.28)
                                                                                     ========      ========
      Diluted                                                                        $   0.37      $  (0.28)
                                                                                     ========      ========

  Extraordinary items                                                                $     --      $  (0.13)
                                                                                     ========      ========

  Net income (loss) applicable to common shareholders:
      Basic                                                                          $   0.38      $  (0.41)
                                                                                     ========      ========
      Diluted                                                                        $   0.37      $  (0.41)
                                                                                     ========      ========

The accompanying notes are an integral part of these statements.

                       MCI WORLDCOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited. In Millions)

                                                                        For the Three Months
                                                                          Ended March 31,
                                                                      ----------------------
                                                                        1999          1998
                                                                      --------      --------
Cash flows from operating activities:
Net income (loss)                                                     $    725      $   (409)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Minority interests                                                     (65)           --
    Extraordinary items                                                     --           129
    In-process research and development and other charges                   --           498
    Depreciation and amortization                                        1,079           299
    Provision for losses on accounts receivable                            222            24
    Provision for deferred income taxes                                     50           118
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                               (674)         (316)
        Other current assets                                              (226)          (18)
        Accrued line costs                                                  96            22
        Accounts payable and other current liabilities                     600           (87)
    Other                                                                  118            13
                                                                      --------      --------
Net cash provided by operating activities                                1,925           273
                                                                      --------      --------
Cash flows from investing activities:
  Capital expenditures                                                  (1,639)         (962)
  Sale of short-term investments, net                                       --            53
  Acquisitions and related costs                                          (285)          (40)
  Increase in intangible assets                                           (174)          (44)
  Proceeds from disposition of long-term assets                             76            56
  Increase in other assets                                                (632)         (196)
  Decrease in other liabilities                                           (161)          (32)
                                                                      --------      --------
Net cash used in investing activities                                   (2,815)       (1,165)
                                                                      --------      --------
Cash flows from financing activities:
  Net borrowings                                                         1,120           917
  Principal payments on debt                                            (1,384)         (200)
  Common stock issuance                                                    437           120
  Distributions on subsidiary trust and other mandatorily
    redeemable preferred securities                                        (16)           --
  Dividends paid on preferred stock                                         --            (7)
                                                                      --------      --------
Net cash provided by financing activities                                  157           830
Effect of exchange rate changes on cash                                   (202)           --
                                                                      --------      --------
Net decrease in cash and cash equivalents                                 (935)          (62)
Cash and cash equivalents at beginning of period                         1,710           155
                                                                      --------      --------
Cash and cash equivalents at end of period                            $    775      $     93
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

The financial statements included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). The results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(B) BUSINESS COMBINATIONS

On September 14, 1998, the Company acquired MCI Communications Corporation ("MCI") for approximately $40 billion, pursuant to the merger (the "MCI Merger") of MCI with and into a wholly owned subsidiary of the Company. Through the MCI Merger, the Company acquired one of the world's largest and most advanced digital networks, connecting local markets in the United States to more than 280 countries and locations worldwide.

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

The purchase price in the MCI Merger was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $3.1 billion was allocated to in-process research and development ("IPR&D") and $1.7 billion to developed technology, which will be depreciated over 10 years on a straight-line basis. The remaining excess has been allocated to goodwill and tradename, which are being amortized over 40 years on a straight-line basis.

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A. ("Embratel"), Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (US$2.3 billion). The purchase price will be paid in local currency installments, of which R$1.06 billion (US$916 million) was paid on August 4, 1998 with the remaining R$1.59 billion (US$927 million at March 31, 1999) to be paid in two equal installments over the next two years. Embratel provides interstate long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are consolidated in the accompanying consolidated financial statements and are included from the date of the MCI Merger.

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

The purchase price in the CompuServe Merger and AOL Transaction was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $429 million was allocated to IPR&D. The remaining excess has been recorded as goodwill, which is being amortized over 10 years on a straight-line basis.

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

The following unaudited pro forma combined results of operations for the Company for the three months ended March 31, 1998 assumes that the MCI Merger was completed on January 1, 1998 (in millions, except per share data):

 Revenues                                       $    7,171
 Loss before extraordinary items
 Net loss                                             (309)
 Loss per common share:                               (438)
    Loss before extraordinary items             $    (0.18)
    Net loss                                    $    (0.25)

These pro forma amounts represent the historical operating results of MCI combined with those of the Company with appropriate preliminary adjustments which give effect to an IPR&D charge of $3.1 billion in 1998, depreciation, amortization, interest and the common shares issued. These pro forma amounts do not include amounts with respect to Embratel because its is not material to MCI WorldCom. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MCI had been operated by current management during the periods presented because these amounts do not reflect cost savings related to full network optimization and the redundant effect on operating, selling, general and administrative expenses.

(C) EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, 1999 and 1998 (in millions, except per share data):


                                                               1999           1998
                                                            ----------     ----------
Basic
Income (loss) before extraordinary items                    $      725     $     (280)
Distributions on subsidiary trust and other mandatorily
   redeemable preferred securities                                  16             --
Preferred stock dividends                                           --              7
                                                            ----------     ----------
Net income (loss) applicable to common shareholders
   before extraordinary items                               $      709     $     (287)
                                                            ==========     ==========
Weighted average shares outstanding                              1,848          1,012
                                                            ==========     ==========
Basic earnings (loss) per share
   before extraordinary items                               $     0.38     $    (0.28)
                                                            ==========     ==========

                                                                    1999           1998
                                                                 ----------     ----------
Diluted

Net income (loss) applicable to common shareholders
   before extraordinary items                                    $      709     $     (287)
                                                                 ----------     ----------

Weighted average shares outstanding                                   1,848          1,012
Common stock equivalents                                                 73             --
Common stock issuable upon conversion of preferred stock                  1             --
                                                                 ----------     ----------
Diluted shares outstanding                                            1,922          1,012
                                                                 ----------     ----------
Diluted earnings (loss) per share before extraordinary items     $     0.37     $    (0.28)
                                                                 ==========     ==========


 (D) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


 Interest paid by the Company during the three months ended March 31, 1999 and 1998 amounted to $419 million and $153 million, respectively. Income taxes paid during the three months ended March 31, 1999 and 1998 were $29 million and $1 million, respectively. In conjunction with business combinations during the three months ended March 31, 1999 and 1998, assumed assets and liabilities were as follows (in millions):

                                                               1999            1998
                                                            ----------      ----------

Fair value of assets acquired                               $       12      $      402
Excess of cost over net tangible assets acquired                   416           1,344
Liabilities assumed                                               (143)           (444)
Common stock issued                                                 --          (1,262)
                                                            ----------      ----------
Net cash paid                                               $      285      $       40
                                                            ==========      ==========


Acquisition and related costs for the three months ended March 31, 1999 reflect additional costs related to the acquisitions in 1998 and a smaller acquisition completed during 1999.

(E) COMPREHENSIVE INCOME

The following table reflects the calculation of comprehensive income for MCI WorldCom for the three months ended March 31, 1999 and 1998 (in millions):

                                                                                       1999          1998
                                                                                     --------      --------
Net income (loss) applicable to common shareholders                                  $    709      $   (416)
                                                                                     --------      --------
Other comprehensive income (loss):
   Foreign currency translation adjustments                                              (282)           (9)
   Unrealized holding gains on marketable equity securities during the period             245            26
                                                                                     --------      --------
Other comprehensive income (loss) before income taxes                                     (37)           17
Income tax expense (benefit)                                                              (92)           10
                                                                                     --------      --------
Other comprehensive income (loss)                                                    $   (129)     $      7
                                                                                     --------      --------
Comprehensive income (loss) applicable to common shareholders                        $    580      $   (409)
                                                                                     ========      ========

(F) SEGMENT INFORMATION

Based on its organizational structure, the Company operates in five reportable segments: MCI WorldCom Communications, MCI WorldCom International Operations, Embratel, Operations and technology and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the geographic dispersion of their operations. MCI WorldCom Communications provides voice, data and other types of domestic communications services including Internet services. MCI WorldCom International Operations provides voice, data, Internet and other similar types of communications services to customers primarily in Europe. Embratel provides communications services in Brazil. Operations and technology includes network operations, information services, engineering and technology, and customer service. Other includes primarily the operations of MCI Systemhouse Corp. and SHL Sytemhouse Co., wholly owned subsidiaries of the Company (collectively, "SHL"), and other non-communications services. In April 1999, SHL was sold to Electronic Data Systems Corporation ("EDS") - see Note H.

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

 Information about the Company's segments for the three months ended March 31, 1999 and 1998 is as follows (in millions):

                                             REVENUES FROM EXTERNAL CUSTOMERS
                                             --------------------------------
                                                    1999          1998
                                                  --------     --------
MCI WorldCom Communications                       $  7,555     $  2,050
MCI WorldCom International Operations                  357          230
Operations and technology                               --           --
Other                                                  403           40
Corporate                                               --           --
                                                  --------     --------
   Total before Embratel                             8,315        2,320
Embratel                                               686           --
                                                  --------     --------
   Total                                          $  9,001     $  2,320
                                                  ========     ========


The following is a reconciliation of the segment information to income (loss) before income taxes, minority interests and extraordinary items for the three months ended March 31, 1999 and 1998 (in millions):

                                                         1999          1998
                                                       --------      --------
Revenues                                               $  9,001      $  2,320
Operating expenses                                        7,506         2,392
                                                       --------      --------
Operating income (loss)                                   1,495           (72)
Other income (expense):
   Interest expense                                        (260)         (102)
   Miscellaneous                                            (32)           12
                                                       --------      --------
Income (loss) before income taxes
   minority interests and extraordinary items          $  1,203      $   (162)
                                                       ========      ========

(G) CONTINGENCIES

The Company is involved in legal and regulatory proceedings generally incidental to its business and has included loss contingencies in other current liabilities and other liabilities for certain of these matters. In some instances, rulings by federal and some state regulatory authorities may result in increased operating costs to the Company. Except as described herein, and while the results of these various legal and regulatory matters contain an element of uncertainty, MCI WorldCom believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

GENERAL. MCI WorldCom is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company's subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. The Company must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects MCI WorldCom to price cap or rate of return regulation, nor is the Company currently required to obtain Federal Communications Commission ("FCC") authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of its international facilities and services. MCI WorldCom is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on MCI WorldCom.

In implementing the Telecommunications Act of 1996 (the "Telecom Act"), the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILECs' retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). Thereafter, the Eighth Circuit held that constitutional challenges to various practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") were premature; it vacated, however, significant portions of the FCC's nationwide pricing rules and an FCC rule requiring that unbundled network elements be provided on a combined basis. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements must be provided by ILECs to new entrants. The Eighth Circuit will now consider the ILECs' challenges to the substance of pricing rules which it previously had found to be premature.

Access charges, both interstate and intrastate, are a principal component of MCI WorldCom's telecommunications expense. On the interstate side, the U.S. Court of Appeals for the D.C. Circuit is presently considering multiple appeals of the FCC's 1997 changes to the price cap system for regulating interstate access charges. Several PUCs have initiated proceedings to address reallocation of implicit subsidies contained in the access rate and retail service rates to state universal service funds. In addition, the FCC is presently considering further universal service reforms, access reform, and pricing flexibility for ILEC access charges. Currently, the total annual revenues that the FCC requires that telecommunications carriers raise for its universal service fund is approximately $3.6 billion. On May 5, 1999, the FCC announced its intention to raise the portion of the universal service fund that subsidizes telecommunications services for schools and libraries from its current funding level of $1.3 billion per year to $2.25 billion per year, effective July 1, 1999. Like other carriers, MCI WorldCom's obligation to the universal service fund is determined as a percentage of its total revenues. MCI WorldCom attempts to recover its share of the universal service fund costs through a separate universal service charge on its customers, but there is no assurance that MCI WorldCom can fully recover its universal service costs through these charges. In addition, MCI WorldCom cannot predict the outcome of the pending FCC proceedings or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of this Act, apply fully to so-called "advanced telecommunications services," such as Digital Subscriber Line ("DSL"). An appeal of this order by US WEST Communications Group is currently pending before the U.S. Court of Appeals for the District of Columbia circuit. In a companion notice, the FCC sought comment on how to implement Section 706 of the Telecom Act, which directs the FCC to (1) encourage the deployment of advanced telecommunications capability to Americans on a reasonable and timely basis, and
(2) complete an inquiry concerning the availability of such services no later than February 8, 1999. The Commission's rulemaking notice included a proposal that, if adopted, would allow the ILECs the option of providing advanced services via a separate subsidiary free from the unbundling and resale obligations of Section 251(c), as well as other dominant carrier regulatory requirements.

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

In 1996 and in 1997, the FCC issued decisions that would require nondominant telecommunications carriers to eliminate interstate and international service tariffs, except in limited circumstances. MCI WorldCom has challenged this decision in the U.S. Court of Appeals for the D.C. Circuit, and has successfully obtained a stay of the FCC's decision. MCI WorldCom's appeal has been held in abeyance pending FCC action with respect to petitions for reconsideration. The FCC recently issued an order addressing those petitions for reconsideration, and the proceedings in the U.S. Court of Appeals for the D.C. Circuit could therefore resume shortly. MCI WorldCom cannot predict the ultimate outcome of its appeal. Should the FCC prevail, MCI WorldCom could no longer rely on its federal tariff to limit liability or to establish its interstate and international rates for customers. Per the FCC's decision, MCI WorldCom would need to develop a means to contract individually with its millions of customers in order to establish lawfully enforceable rates.

INTERNATIONAL. In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that is designed to have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The WTO Agreement became effective in February 1998. In light of the United States commitments to the WTO Agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (1) the services that may be provided by foreign affiliated United States international common carriers, including carriers controlled or more than 25 percent owned by foreign carriers that have market power in their home markets, and (2) the provision of alternative traffic routing. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization member countries. These rules allow such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to United States rules. On January 12, 1999, the FCC's benchmark rules were upheld in their entirety by the U.S. Court of Appeals for the D.C. Circuit. On March 11, 1999 the D. C. Circuit denied petitions for rehearing of the case.


In April 1999, the FCC modified its rules to permit United States international carriers to exchange international public switched voice traffic on many routes to and from the United States outside of the traditional settlement rate and proportionate return regimes.

Although the FCC's new policies and implementation of the WTO Agreement may result in lower settlement payments by MCI WorldCom to terminate international traffic, there is a risk that the payments that MCI WorldCom will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of MCI WorldCom. The Company meanwhile, may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

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

The only services provided under the Public Regime are the switched fixed telephone services (local and national and international long distance) provided by Embratel and the three regional Telebras holding companies ("Teles"). All other telecommunications companies, including other companies providing switched fixed telephone services ("SFTS"), operate in the Private Regime and, although they are not subject to the Public Regime, individual authorizations may contain certain specific expansion and continuity obligations.

Therefore, when providing SFTS, Embratel and the Teles are subject to the Public Regime obligations provided in the General Law, in their concession contracts and in the General Plan on Universal Service, among other regulations.

The main restriction imposed on these companies by the General Plan on Universal Service, is that, until December 31, 2003, the three Teles are prohibited from offering inter-regional and international long distance service, while Embratel is prohibited from offering local services. These companies can start providing the mentioned services two years sooner if they meet their network expansion obligations by December 31, 2001.

Embratel and the three Teles were granted their concessions at no fee, until 2005. After 2005, the concessions may be renewed for a period of 20 years, upon the payment, every two years, of a fee equal to 2% of annual net revenues calculated based on the provision of SFTS in the prior year, excluding taxes and social contributions.

Embratel also offers a number of ancillary telecommunications services pursuant to authorizations granted in the Private Regime. Such services include the provision of dedicated analog and digital lines, packet switched network services, circuit switched network services, mobile marine telecommunications, telex and telegraph, radio signal satellite retransmission and television signal satellite retransmission. Some of these services are subject to specific continuity obligations and rate conditions.

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

On or about October 8, 1997, all of MCI's directors were named as defendants in a purported derivative complaint filed in the Court of Chancery in the State of Delaware. BT and Tadworth Corporation, a wholly owned subsidiary of BT, were also named as defendants, and MCI was named as a nominal defendant. The plaintiff, derivatively and on behalf of MCI, alleges breach of fiduciary duty by the MCI directors and aiding and abetting those breaches of duty by BT in connection with the MCI BT Merger Agreement and MCI WorldCom's exchange offer. The complaint seeks injunctive relief, damages and other relief. On or about April 15, 1999, the court dismissed the complaint with prejudice in response to a stipulation of dismissal filed by the parties.

One of the purported stockholder class actions pending in Delaware Chancery Court has been amended and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name MCI WorldCom and TC Investments Corp., a wholly owned subsidiary of the Company, as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the MCI Merger and the agreement to pay a termination fee to WorldCom. They further allege discrimination in favor of BT in connection with the MCI Merger. The plaintiffs seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI Merger and the payment of the inducement fee to BT. On or about April 30, 1999, the court dismissed with prejudice the complaint in Brown v. MCI Communications Corporation, et al. in response to a stipulation of dismissal filed by the parties to that case.

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

At least nine class action complaints have been filed that arise out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications Corp., and allege that MCI WorldCom has improperly charged "Pre-Subscribed" customers "Non-Subscriber" or so-called "casual" rates for certain direct-dialed calls. Plaintiffs assert that this conduct violates the Communications Act and various state laws; they seek rebates to all affected customers and (in some cases) punitive damages. In response to a motion filed by MCI WorldCom, the Judicial Panel on Multi-District Litigation has consolidated these matters in the U.S. District Court for the Southern District of Illinois. The Company intends to move to dismiss the cases or, in the alternative, to stay them, pending the FCC's resolution of MCI WorldCom's outstanding motion for reconsideration and any subsequent appeals of the FCC decision.

On September 3, 1998, WorldCom and MCI entered into a Stock Purchase Agreement ("SPA") with Cable & Wireless, pursuant to which MCI sold the iMCI Business to Cable & Wireless. That transaction closed on September 14, 1998, simultaneously with the closing of the MCI Merger.

On February 18, 1999, pursuant to the indemnity provisions of the SPA, Cable & Wireless notified MCI WorldCom that it was claiming that MCI WorldCom had breached representations and warranties in, and had failed to comply with other provisions of, the SPA. Cable & Wireless here alleged that it had suffered damages of approximately $1.16 billion. As MCI WorldCom advised Cable & Wireless on March 19, 1999, the Company denies these allegations.

On March 31, 1999, Cable & Wireless filed a complaint against MCI WorldCom in the United States District Court for the District of Delaware, alleging that MCI WorldCom had breached the SPA. In the lawsuit, Cable & Wireless seeks unspecified damages and specific performance. On May 11, 1999, MCI WorldCom filed a motion to stay the litigation and to compel compliance with the dispute resolution/arbitration provisions in the SPA and affiliated agreements.

The Company believes that all of the complaints are without merit, and based on information currently available, MCI WorldCom presently does not expect that the above actions will have a material adverse effect on the Company's consolidated results of operations or financial position.

(H) SUBSEQUENT EVENTS

In April 1999, the Company completed the sale of SHL to EDS for $1.65 billion in cash. In addition, both companies agreed in February 1999 to significant outsourcing contracts and a marketing relationship to explore opportunities in electronic business and networking solutions which will capitalize on the individual strengths of each company. The definitive agreements for the outsourcing contracts and marketing relationship will most likely be finalized by the end of the second quarter, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from IPR&D programs, the likelihood of successful completion of such programs, and the outcome of year 2000 or Euro conversion efforts, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts.

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: (1) uncertainties associated with the success of acquisitions and the integration thereof; (2) risks of international business;
(3) the impact of technological change on the Company's business and dependence on availability of transmission facilities; (4) regulation risks including the impact of the Telecom Act; (5) contingent liabilities; (6) the impact of competitive services and pricing; (7) risks associated with year 2000 uncertainties and Euro conversion efforts; (8) risks associated with debt service requirements and interest rate fluctuations; (9) the Company's degree of financial leverage; and (10) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three month periods ended March 31, 1999 and 1998, after giving effect to the BFP Merger, which was accounted for as a pooling-of-interests. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-K.

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

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel, Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (US$2.3 billion). The purchase price will be paid in local currency installments of which R$1.06 billion (US$916 million) was paid on August 4, 1998 with the remaining R$1.59 billion (US$927 million at March 31, 1999) to be paid in two equal installments over the next two years. Embratel provides interstate long distance and international telecommunications services, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are included from the date of the MCI Merger.

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

In connection with the above business combinations, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger.

Management expects to continue supporting these research and development ("R&D") efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the R&D projects and the Company cannot give any assurance that any will meet with either technological or commercial success.

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

The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges. With respect to access charges on the interstate side, the U.S. Court of Appeals for the D.C. Circuit is presently considering multiple appeals of the FCC's 1997 changes to the price cap system for regulating interstate access charges. Several PUCs have initiated proceedings to address reallocation of implicit subsidies contained in the access rate and retail service rates to state universal service funds. In addition, the FCC is presently considering further universal service reforms, access reform, and pricing flexibility for ILEC access charges. Currently, the total annual revenues that the FCC requires that telecommunications carriers raise for its universal service fund is approximately $3.6 billion. On May 5, 1999, the FCC announced its intention to raise the portion of the universal service fund that subsidizes telecommunications services for schools and libraries from its current funding level of $1.3 billion per year to $2.25 billion per year, effective July 1, 1999. Like other carriers, MCI WorldCom's obligation to the universal service fund is determined as a percentage of its total revenues. MCI WorldCom attempts to recover its share of the universal service fund costs through a separate universal service charge on its customers, but there is no assurance that MCI WorldCom can fully recover its universal service costs through these charges. In addition, MCI WorldCom cannot predict the outcome of the pending FCC proceedings or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations. The Company will continue to manage transport costs through effective utilization of its networks, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base through acquisitions and internal growth.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its revenues for the three months ended March 31, 1999 and 1998:

                                                                             1999           1998
                                                                           --------       --------
Revenues .............................................................          100%           100%
Line costs ...........................................................         45.7           48.1
Selling, general and administrative ..................................         25.7           20.6
Depreciation and amortization ........................................         12.0           12.9
In-process research and development and other charges ................           --           21.5
                                                                           --------       --------
Operating income (loss) ..............................................         16.6           (3.1)
Other income (expense):
   Interest expense ..................................................         (2.9)          (4.4)
   Miscellaneous .....................................................         (0.3)           0.5
                                                                           --------       --------
Income (loss) before income taxes, minority interests
   and extraordinary items ...........................................         13.4           (7.0)
Provision for income taxes ...........................................          6.0            5.1
                                                                           --------       --------
Income (loss) before minority interests
   and extraordinary items ...........................................          7.4          (12.1)
Minority interests ...................................................          0.7             --
Extraordinary items ..................................................           --           (5.6)
Distributions on subsidiary trust and other mandatorily redeemable
   preferred securities ..............................................          0.2             --
Preferred dividend requirement .......................................           --            0.3
                                                                           --------       --------
Net income (loss) applicable to common shareholders ..................          7.9%         (18.0)%
                                                                           ========       ========


 THREE MONTHS ENDED MARCH 31, 1999 VS.
   THREE MONTHS ENDED MARCH 31, 1998

Revenues for the three months ended March 31, 1999 increased 288% to $9.0 billion as compared to $2.3 billion for the three months ended March 31, 1998. The increase in total revenues is attributable to the MCI Merger and Embratel acquisition as well as internal growth. Results include MCI and Embratel operations from September 14, 1998 and CompuServe Network Services and ANS from February 1, 1998.

Actual reported revenues by category for the three months ended March 31, 1999 and 1998 reflect the following changes by category (dollars in millions):


                                         ACTUAL       ACTUAL       PERCENT
                                          1999         1998        CHANGE
                                        --------     --------     --------
REVENUES
   Voice                                $  5,095     $  1,162          338
   Data                                    1,702          496          243
   Internet                                  758          392           93
   International                             357          230           55
                                        --------     --------
COMMUNICATIONS SERVICES                    7,912        2,280          247
   Other                                     403           40          908
                                        --------     --------
TOTAL REVENUES BEFORE EMBRATEL             8,315        2,320          258
   Embratel                                  686           --           --
                                        --------     --------
Total reported revenues                 $  9,001     $  2,320          288
                                        ========     ========

The following table provides supplemental pro forma detail for MCI WorldCom revenues. Since actual results for the three months ended March 31, 1998 do not reflect the operations of MCI and only two months of CompuServe Network Services and ANS, the pro forma results are more indicative of internal growth for the combined company. The pro forma revenues, excluding Embratel, for the three months ended March 31, 1999 and 1998 reflect the following changes by category (dollars in millions):



                                         ACTUAL      PRO FORMA     PERCENT
                                          1999         1998        CHANGE
                                        --------     --------     --------
REVENUES
   Voice                                $  5,095     $  4,754            7
   Data                                    1,702        1,304           31
   Internet                                  758          474           60
   International                             357          230           55
                                        --------     --------
COMMUNICATIONS SERVICES                    7,912        6,762           17
   Other                                     403          490          (18)
                                        --------     --------
TOTAL REVENUES                          $  8,315     $  7,252           15
                                        ========     ========


The following discusses the revenue increases for the three month period ended March 31, 1999 as compared to pro forma results for the comparable prior year period. The pro forma revenues assume that the MCI Merger, CompuServe Merger and the AOL Transaction occurred at the beginning of 1998. These pro forma revenues do not include Embratel or the iMCI Business that was sold. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MCI Merger, the CompuServe Merger, the AOL Transaction and internal growth of the Company.

Voice revenues for the first quarter experienced a 7% pro forma increase over the prior year pro forma amount, driven by a gain of 8% in traffic. Voice revenues include both long distance and local domestic switched revenues. Strong long distance volume gains in domestic commercial sales channels, combined with an increasing mix of local services, were the primary contributors to this increase. Local voice revenues grew 95% in the first quarter of 1999 versus the same period of the prior year. While the Company continues to show significant percentage gains in switched local, it is still a relatively small component of total Company revenues.

Data revenues for the three month period ended March 31, 1999 increased 31% over the same pro forma period of the prior year. Data includes both long distance and local dedicated bandwidth sales. The revenue growth for data services continues to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth is not only being fueled by connectivity demands, but also by applications that are becoming more strategic, far reaching and complex; additionally, bandwidth consumption is driving an acceleration in growth for higher capacity circuits. Rapidly growing demand for high-speed data access has contributed to a 40% pro forma year over year local data revenue growth for the first quarter of 1999. As of March 31, 1999, the Company had approximately 20 million domestic local voice grade equivalents and approximately 35,000 buildings in the United States connected over its high-capacity circuits. Domestic local route miles of connected fiber exceed 7,800 and domestic long distance route miles exceed 47,000.

Internet revenues for the three month period ended March 31, 1999 increased 60%, over the prior year pro forma amounts. Growth is being driven by both dial up and dedicated connectivity to the Internet as more and more business customers migrate their data networks and applications to Internet-based technologies. MCI's Internet revenues for 1998 have been excluded from the above table, due to the divestiture of MCI's Internet business on September 14, 1998.

International revenues - those revenues originating outside of the United States, excluding Embratel - for the first quarter of 1999 were $357 million, an increase of 55% as compared with $230 million for the same pro forma period of the prior year. In July 1998, the pan-European network was commissioned for service and, along with the Gemini undersea cable, now provides MCI WorldCom the capability to connect from end-to-end over 6,500 buildings in Europe all over its own high-capacity circuits.

The Pan-European networks and newly constructed national networks in the U.K., France, Germany and Belgium are driving higher growth of enhanced data sales internationally. The resulting revenue mix shift is expected to contribute to improved margins in spite of the competitive pricing environment.

Other revenues, which consist primarily of the operations of SHL, for the first quarter of 1999 were $403 million, down 18% as compared with the pro forma first quarter of 1998. In April 1999, the Company completed the sale of SHL to EDS for $1.65 billion in cash. In addition, both companies agreed in February 1999 to significant outsourcing contracts and a marketing relationship to explore opportunities in electronic business and networking solutions which will capitalize on the individual strengths of each company. The definitive agreements for the outsourcing contracts and marketing relationship will most likely be finalized by the end of the second quarter, 1999. Excluding SHL, the year over year decline primarily reflects the negative impact of eliminating certain lines of operations.

The following discusses the actual results of operations for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

LINE COSTS. Line costs as a percentage of revenues for the first quarter of 1999 were 45.7% as compared to 48.1% reported for the same period of the prior year. Overall decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MCI, CompuServe Network Services and ANS into the Company's operations. Additionally, access charge reductions that occurred in July 1998 and January 1999 reduced total line cost expense by approximately $85 million for the first quarter of 1999. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by approximately half a percentage point for the first quarter of 1999. The Company anticipates that line costs as a percentage of revenues may continue to decline as a result of synergies and economies of scale resulting from network efficiencies achieved from the continued assimilation of the former MCI and WorldCom networks. Additionally, local revenues are increasing rapidly and line costs related to local are primarily fixed in nature-leading to lower line costs as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 1999 were $2.31 billion or 25.7% of revenues as compared to $478 million or 20.6% of revenues for the first quarter of 1998. The increase in selling, general and administrative expenses as a percentage of revenues for the three month period ended March 31, 1999 reflects the Company's expanding operations, primarily through the MCI Merger. The Company expects to achieve additional selling, general and administrative synergies in connection with the MCI Merger through the assimilation of MCI into the Company's strategy of cost control.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first quarter of 1999 increased to $1.08 billion or 12.0% of revenues from $299 million or 12.9% of revenues for the first quarter of 1998. These increases reflect increased amortization and depreciation associated with the MCI Merger, CompuServe Merger and AOL Transaction as well as additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES. In the first quarter of 1998, the Company recorded a pre-tax charge of $38 million for employee severance, alignment charges, loss contingencies and direct merger costs associated with the BFP Merger and $31 million for the write-down of a permanently impaired asset.

In connection with the CompuServe Merger and the AOL Transaction, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998. The in-process technology acquired in the CompuServe Merger and the AOL Transaction consisted of three main R&D efforts underway at CompuServe Network Services and two main R&D efforts underway at ANS. These projects included next generation network technologies and new value-added networking applications, such as applications hosting, multimedia technologies and virtual private data networks.

INTEREST EXPENSE. Interest expense in the first quarter of 1999 was $260 million or 2.9% of revenues, as compared to $102 million or 4.4% of revenues reported in the first quarter of 1998. The increase in interest expense is attributable to higher debt levels as a result of the MCI Merger, higher capital expenditures and the 1998 fixed rate debt financings, offset by lower interest rates as a result of certain tender offers for outstanding debt in the first quarter of 1998 and slightly lower rates in effect on the Company's variable rate debt. For the three months ended March 31, 1999 and 1998, weighted average annual interest rates on the Company's long-term debt were 6.9% and 7.3%, respectively, while weighted average annual levels of borrowings were $20.23 billion and $7.88 billion, respectively.

MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous expense for the first quarter of 1999 was $32 million or 0.3% of revenues. Miscellaneous expense included $152 million of foreign currency translation losses related to the impact of the local currency devaluation in Brazil and its effect on Embratel's holdings of U.S. dollar and other foreign currency denominated debt. After the elimination of minority interests, this charge totaled approximately $30 million on a pretax basis. Also included was a $28 million charge related to the redemption of certain outstanding senior notes of the Company. These amounts were somewhat offset by a $67 million gain on the sale of an equity investment and a gain on an international joint venture.

EXTRAORDINARY ITEMS. In the first quarter of 1998, the Company recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and certain related refinancings of the Company's outstanding debt from the BFP Merger.

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. For the quarter ended March 31, 1999, the Company reported net income of $709 million as compared to a net loss of $416 million reported in the first quarter of 1998. Diluted income per common share was $0.37 compared to loss per common share of $0.41 for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company's total debt was $20.23 billion, a decrease of $606 million from December 31, 1998. Additionally, at March 31, 1999, the Company had available liquidity of $5.86 billion under its credit facilities and commercial paper program (which are described in the Form 10-K) and from available cash.

In January 1999, the Company and one of its wholly owned subsidiaries redeemed all of its outstanding 9.375% Senior Notes due January 15, 2004 (the "Senior Notes"). Holders of the Senior Notes received 103.52% of the principal amount plus accrued and unpaid interest to January 15, 1999 of $46.875 per $1,000 aggregate principal amount of such Senior Notes. The total redemption cost of $743 million was obtained from available liquidity under the Company's credit facilities and commercial paper program. The Company recorded a $28 million charge related to the redemption.

In March 1999, $300 million and $200 million of MCI senior notes, with interest rates of 6.25% and 6.37%, respectively, matured. The funds utilized to repay the maturing MCI senior notes were obtained from available liquidity under the Company's credit facilities and commercial paper program.

As noted below, the Brazilian real has experienced significant devaluation against the U.S. dollar since MCI invested in Embratel in August 1998. The Company previously designated the remaining $927 million note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of March 31, 1999, the Company recorded the change in value of the note as a reduction of the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

As of March 31, 1999, Embratel had $613 million of long-term debt outstanding, of which approximately $555 million was denominated in U.S. dollars and $58 million denominated in other currencies including the French Franc and Deutsche Mark. The effective cost to Embratel of borrowing in foreign currencies, such as the U.S. dollar, depends principally on the exchange rate between the Brazilian real and the currencies in which its borrowings are denominated. As of March 31, 1999, the Brazilian real devalued over 30% against the U.S. dollar since December 31, 1998. As a result, the Company recorded a $152 million foreign currency loss to miscellaneous expense during the quarter. After the elimination of minority interests, this charge totaled approximately $30 million on a pretax basis. If this devaluation is sustained, or worsens, Embratel would record a similar charge to its future earnings equal to the increase in the U.S. dollar liability resulting from such devaluation. The net effect to the Company's operations would be 19.26% of such charge after elimination of minority interests.

For the three months ended March 31, 1999, the Company's cash flow from operations increased $1.65 billion to $1.93 billion from the comparable period for 1998. The increase in cash flow from operations was primarily attributable to internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of recent acquisitions into the Company's operations.

Cash used in investing activities for the three months ended March 31, 1999 totaled $2.82 billion and included capital expenditures of $1.64 billion. Primary capital expenditures include purchases of switching, transmission, communications and other equipment. The Company anticipates that approximately $6.6 billion will be spent during the remainder of 1999 for transmission and communications equipment, construction and other capital expenditures without regard to Embratel or possible future acquisitions or the redeployment of SHL proceeds into additional spending opportunities. Acquisitions and related costs includes the costs associated with the MCI Merger, CompuServe Merger, AOL Transaction and a smaller acquisition completed during 1999.

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

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including the Company's credit facilities and commercial paper program and available cash will be sufficient to meet the Company's capital needs for the remainder of 1999. However, the Company believes that funding needs in excess of internally generated cash flow and availability under the Company's credit facilities and commercial paper program could be met by accessing favorable debt markets.

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

The remediation strategies followed by the Company's business organizations generally involve a sequence of steps that include (i) identifying computer hardware, software and network components and equipment potentially impacted by year 2000 problems; (ii) analyzing the date sensitivity of those elements; (iii) developing plans for remediation where necessary; (iv) converting non-compliant code or equipment (or, in some cases, replacing or decommissioning systems); (v) testing; and (vi) deploying and monitoring remediation solutions. These steps will vary to meet the particular needs of a business organization and, in some cases, will overlap. Testing, for example, may be performed at several stages of the remediation process.

The Company has substantially completed its efforts to identify and assess year 2000 computer issues, and its business organizations are in the process of developing remediation plans, converting noncompliant code or equipment, and replacing or decommissioning systems, and testing. The Company achieved year 2000 compliance for the majority of its mission-critical systems, including network and customer interfacing systems, on or before March 31, 1999. The remaining mission-critical systems, and non-mission critical systems, are targeted for compliance by June 30, 1999, with full deployment of the remediated solutions throughout the Company's network targeted for completion by September 30, 1999.

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

The Company has completed contingency plans to address potential year 2000 related business interruptions that may occur on January 1, 2000 or thereafter. Additional detailed documentation will be completed before the end of the second quarter, 1999. The Company anticipates that these contingency plans will primarily address potential year 2000 problems due to failures to remediate major systems successfully, or potential failure of the Company's Interconnecting Carriers' and Primary Vendors' year 2000 compliance efforts. The Company is incorporating many of the recommendations of the NRIC into the contingency planning process. The Company plans to complete preparation and implementation of its contingency plans by December 31, 1999. Failure to meet this target could materially impact the Company's operations.

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

The year 2000 costs incurred by MCI and WorldCom over the past five quarters were approximately $260 million. This level of expenditures is consistent with the planned expenditures for the related periods. The Company expects to incur approximately $290 million in costs during the remainder of 1999 to support its year 2000 compliance initiatives. The costs of the Company's year 2000 remediation efforts are based upon management's best estimates, which require assumptions about future events, availability of resources and personnel, third-party remediation actions, and other factors. There are no assurances that these estimates will be accurate, and actual amounts may differ materially based on a number of factors, including the availability and cost of resources to undertake remediation activities and the scope and nature of the work required to complete remediation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in market values of investments.

The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. The Company has minimal cash flow exposure due to general interest rate changes for its fixed rate, long-term debt obligations. The Company does not believe a hypothetical 10% adverse rate change in the Company's variable rate debt obligations would be material to the Company's results of operations.

The Company is exposed to foreign exchange rate risk primarily due to Embratel's holding of approximately $555 million in U.S. dollar denominated debt, and approximately $58 million of indebtedness indexed in other foreign currencies which includes French Francs and Deutsche Marks. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $12 million (after elimination of minority interests). During January 1999, the Brazilian government allowed its currency to trade freely against other currencies, resulting in an immediate devaluation of the Brazilian real. As of March 31, 1999, the Brazilian real had devalued over 30% against the U.S. dollar since December 31, 1998. As a result, the Company recorded a $152 million foreign currency loss to miscellaneous expense during the quarter. After the elimination of minority interests, this charge totaled approximately $30 million on a pretax basis. If this devaluation is sustained, or worsens, the future net impact to the Company's results of operations could be significant.

The Company is also subject to risk from changes in foreign exchange rates for its other international operations which use a foreign currency as their functional currency and are translated into U.S. dollars. Additionally, the Company has designated the remaining $927 million note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of March 31, 1999, the Company recorded the change in value of the note as a reduction to the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

 The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at March 31, 1999, the Company does not believe a hypothetical 10% adverse change in quoted market prices would be material to net income.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, except as may be reflected in the discussion under Note G of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         The Company's principal executive offices are now located at 500 Clinton Center Drive, Clinton, Mississippi, 39056, and its telephone number is (601) 460-5600.

Item 6.  Exhibits and Reports on Form 8-K

         A.    Exhibits

               See Exhibit Index.

         B.    Reports on Form 8-K

               None.

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


                                 MCI WORLDCOM, Inc.





                                 By: /s/ Scott D. Sullivan
                                    --------------------------------
                                      Scott D. Sullivan
                                      Chief Financial Officer



Dated: May 17, 1999.

                                  EXHIBIT INDEX

      Exhibit No.                          Description
      -----------                          -----------
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

         27.1              Financial Data Schedule