Form 10-Q
period 1999-06-30
MCI WORLDCOM INC
filed 1999-08-16
CIK 723527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

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

     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,873,110,367, net of treasury shares, on July 30, 1999.

--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.             FINANCIAL INFORMATION
     Item 1.        Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 1999 and  December 31, 1998............................................3

                    Consolidated Statements of Operations
                    for the three and six months ended June 30, 1999
                    and June 30, 1998...............................................................4

                    Consolidated Statements of Cash Flows for
                    the six months ended June 30, 1999 and
                    June 30, 1998...................................................................5

                    Notes to Consolidated Financial Statements......................................6

     Item 2         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..................................16

     Item 3.        Quantitative and Qualitative Disclosure About Market Risk......................28

PART II.            OTHER INFORMATION

     Item 1.        Legal Proceedings..............................................................29

     Item 2.        Changes in Securities and Use of Proceeds......................................29

     Item 3.        Defaults Upon Senior Securities................................................29

     Item 4.        Submission of Matters to a Vote
                    of Securities Holders....................................... ..................29

     Item 5.        Other Information .............................................................30

     Item 6.        Exhibits and Reports on Form 8-K...............................................30

Signature           ...............................................................................31

Exhibit Index       ...............................................................................32

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements



                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Unaudited. In Millions, Except Share Data)


                                                                                                June 30,      December 31,
                                                                                                  1999           1998
                                                                                               ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $      599      $    1,710
  Accounts receivable, net of allowance for bad debts of $952 in 1999
    and $897 in 1998                                                                                5,761           5,226
  Deferred tax asset                                                                                2,353           2,523
  Other current assets                                                                              1,383           1,180
                                                                                               ----------      ----------
         Total current assets                                                                      10,096          10,639
                                                                                               ----------      ----------
Property and equipment:
  Transmission equipment                                                                           12,126          12,052
  Communications equipment                                                                          5,642           5,256
  Furniture, fixtures and other                                                                     6,281           5,986
  Construction in progress                                                                          3,695           3,080
                                                                                               ----------      ----------
                                                                                                   27,744          26,374
  Accumulated depreciation                                                                         (3,180)         (2,067)
                                                                                               ----------      ----------
                                                                                                   24,564          24,307
                                                                                               ----------      ----------
Goodwill and other intangible assets, net                                                          46,200          47,018
Other assets                                                                                        5,713           4,437
                                                                                               ----------      ----------
                                                                                               $   86,573      $   86,401
                                                                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                     $    5,217      $    4,756
  Accounts payable                                                                                  1,999           1,737
  Accrued line costs                                                                                4,186           3,903
  Accrued interest                                                                                    508             505
  Other current liabilities                                                                         4,929           5,128
                                                                                               ----------      ----------
         Total current liabilities                                                                 16,839          16,029
                                                                                               ----------      ----------
Long-term liabilities, less current portion:
  Long-term debt                                                                                   13,550          16,083
  Deferred tax liability                                                                            3,210           2,960
  Other liabilities                                                                                 1,492           1,852
                                                                                               ----------      ----------
         Total long-term liabilities                                                               18,252          20,895
                                                                                               ----------      ----------

Commitments and contingencies

Minority interests                                                                                  2,435           3,676

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures
  of the Company and other mandatorily redeemable preferred securities                                798             798

Shareholders' investment:
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 11,360,334 shares in 1999 and 11,643,002 shares in 1998 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                             --              --
  Preferred stock, par value $.01 per share; authorized: 34,905,008 shares
    in 1999 and 1998; none issued                                                                    --              --
  Common stock, par value $.01 per share; authorized: 5,000,000,000 shares; issued
    and outstanding: 1,871,453,800 shares in 1999 and 1,840,280,479 shares in 1998                     19              18
  Additional paid-in capital                                                                       51,197          49,544
  Retained earnings (deficit)                                                                      (2,901)         (4,473)
  Unrealized holding gain on marketable equity securities                                             447             122
  Cumulative foreign currency translation adjustment                                                 (328)            (23)
  Treasury stock, at cost, 4,510,211 shares in 1999 and 1998                                         (185)           (185)
                                                                                               ----------      ----------
        Total shareholders' investment                                                             48,249          45,003
                                                                                               ----------      ----------
                                                                                               $   86,573      $   86,401
                                                                                               ==========      ==========

The accompanying notes are an integral part of these statements.

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited. In Millions, Except Per Share Data)


                                                                            For the Three Months         For the Six Months
                                                                               Ended June 30,              Ended June 30,
                                                                           ----------------------      ----------------------
                                                                             1999          1998          1999          1998
                                                                           --------      --------      --------      --------
Revenues                                                                   $  8,944      $  2,581      $ 17,945      $  4,901
                                                                           --------      --------      --------      --------
Operating expenses:
  Line costs                                                                  3,937         1,230         8,053         2,347
  Selling, general and administrative                                         2,179           524         4,490         1,002
  Depreciation and amortization                                               1,064           332         2,143           631
  In-process research and development and other charges                        --            --            --             498
                                                                           --------      --------      --------      --------
        Total                                                                 7,180         2,086        14,686         4,478
                                                                           --------      --------      --------      --------
Operating income                                                              1,764           495         3,259           423

Other income (expense):
  Interest expense                                                             (236)         (108)         (496)         (210)
  Miscellaneous                                                                  48            10            16            22
                                                                           --------      --------      --------      --------
Income before income taxes, minority interests and extraordinary items        1,576           397         2,779           235
Provision for income taxes                                                      652           170         1,195           288
                                                                           --------      --------      --------      --------
Income (loss) before minority interests and extraordinary items                 924           227         1,584           (53)
Minority interests                                                              (45)         --              20          --
                                                                           --------      --------      --------      --------
Income (loss) before extraordinary items                                        879           227         1,604           (53)
Extraordinary items (net of income taxes of $78 in 1998)                       --            --            --            (129)
                                                                           --------      --------      --------      --------
Net income (loss)                                                               879           227         1,604          (182)

Distributions on subsidiary trust and other mandatorily
   redeemable preferred securities                                               16          --              32          --
Preferred dividend requirement                                                 --               6          --              13
                                                                           --------      --------      --------      --------
Net income (loss) applicable to common shareholders                        $    863      $    221      $  1,572      $   (195)
                                                                           ========      ========      ========      ========

Earnings (loss) per common share:
  Net income (loss) applicable to common shareholders before extraordinary items:
      Basic                                                                $   0.46      $   0.21      $   0.85      $  (0.06)
                                                                           ========      ========      ========      ========
      Diluted                                                              $   0.45      $   0.21      $   0.81      $  (0.06)
                                                                           ========      ========      ========      ========
  Extraordinary items                                                      $   --        $   --        $   --        $  (0.13)
                                                                           ========      ========      ========      ========
  Net income (loss) applicable to common shareholders:
      Basic                                                                $   0.46      $   0.21      $   0.85      $  (0.19)
                                                                           ========      ========      ========      ========
      Diluted                                                              $   0.45      $   0.21      $   0.81      $  (0.19)
                                                                           ========      ========      ========      ========

The accompanying notes are an integral part of these statements.

                       MCI WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited. In Millions)


                                                                                      For the Six Months
                                                                                       Ended June 30,
                                                                                     --------------------
                                                                                      1999         1998
                                                                                     -------      -------
Cash flows from operating activities:
Net income (loss)                                                                    $ 1,604      $  (182)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Minority interests                                                                   (20)        --
    Extraordinary items                                                                 --            129
    In-process research and development and other charges                               --            498
    Depreciation and amortization                                                      2,143          631
    Provision for losses on accounts receivable                                          447           53
    Provision for deferred income taxes                                                  953          270
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                                           (1,219)        (676)
        Other current assets                                                            (207)        (109)
        Accrued line costs                                                               238          114
        Accounts payable and other current liabilities                                   444          (57)
    Other                                                                                123          (52)
                                                                                     -------      -------
Net cash provided by operating activities                                              4,506          619
                                                                                     -------      -------
Cash flows from investing activities:
  Capital expenditures                                                                (3,674)      (1,931)
  Sale of short-term investments, net                                                   --             53
  Acquisitions and related costs                                                        (450)        (195)
  Increase in intangible assets                                                         (297)         (87)
  Proceeds from sale of SHL                                                            1,390         --
  Proceeds from disposition of long-term assets                                           93          105
  Increase in other assets                                                            (1,345)        (158)
  Decrease in other liabilities                                                         (118)         (12)
                                                                                     -------      -------
Net cash used in investing activities                                                 (4,401)      (2,225)
                                                                                     -------      -------
Cash flows from financing activities:
  Net borrowings                                                                        --          1,354
  Principal payments on debt                                                          (1,692)        --
  Common stock issuance                                                                  722          194
  Distributions on subsidiary trust and other mandatorily
    redeemable preferred securities                                                      (32)        --
  Dividends paid on preferred stock                                                     --            (13)
                                                                                     -------      -------
Net cash provided by (used in) financing activities                                   (1,002)       1,535
Effect of exchange rate changes on cash                                                 (214)        --
                                                                                     -------      -------
Net decrease in cash and cash equivalents                                             (1,111)         (71)
Cash and cash equivalents at beginning of period                                       1,710          155
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $   599      $    84
                                                                                     =======      =======


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

The financial statements included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

The purchase price in the MCI Merger was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $3.1 billion was allocated to in-process research and development ("IPR&D") and $1.7 billion to developed technology, which is being depreciated over 10 years on a straight-line basis. The remaining excess has been allocated to goodwill and tradename, which are being amortized over 40 years on a straight-line basis.

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A. ("Embratel"), Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (US$2.3 billion). The purchase price will be paid in local currency installments, of which R$1.06 billion (US$916 million) was paid on August 4, 1998, R$795 million (US$442 million) was paid on August 4, 1999 and the remaining R$795 million (US$443 million at June 30, 1999) will be paid August 4, 2000. Embratel provides interstate long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are consolidated in the accompanying consolidated financial statements and are included from the date of the MCI Merger.

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

The following unaudited pro forma combined results of operations for the Company for the six months ended June 30, 1998 assumes that the MCI Merger was completed on January 1, 1998 (in millions, except per share data):


Revenues                                                    $ 14,650
Loss before extraordinary items                               (3,228)
Net loss                                                      (3,357)
Loss per common share:
   Loss before extraordinary items                          $  (1.84)
   Net loss                                                 $  (1.91)


These pro forma amounts represent the historical operating results of MCI combined with those of the Company with appropriate preliminary adjustments which give effect to an IPR&D charge of $3.1 billion in 1998, depreciation, amortization, interest and the common shares issued. These pro forma amounts do not include amounts with respect to Embratel because it is not material to MCI WorldCom. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MCI had been operated by current management during the periods presented because these amounts do not reflect cost savings related to full network optimization and the redundant effect on operating, selling, general and administrative expenses.

(C) EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, 1999 and 1998 (in millions, except per share data):


                                                                FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,           ENDED JUNE 30,
                                                               ----------------------    ---------------------
                                                                 1999         1998         1999         1998
                                                               --------     --------     --------     --------
Basic

Income (loss) before extraordinary items                       $    879     $    227     $  1,604     $    (53)
Distributions on subsidiary trust and other mandatorily
 redeemable preferred securities                                     16         --             32         --
Preferred stock dividends                                          --              6         --             13
                                                               --------     --------     --------     --------
Net income (loss) applicable to common shareholders
   before extraordinary items                                  $    863     $    221     $  1,572     $    (66)
                                                               ========     ========     ========     ========

Weighted average shares outstanding                               1,862        1,045        1,855        1,028
                                                                  =====        =====        =====        =====

Basic earnings (loss) per share before extraordinary items     $   0.46     $   0.21     $    .85     $  (0.06)
                                                               ========     ========     ========     ========


                                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                ENDED JUNE 30,             ENDED JUNE 30,
                                                            ----------------------      ---------------------
                                                               1999          1998          1999         1998
                                                               ----          ----          ----         ----
 Diluted
Net income (loss) applicable to common shareholders
   before extraordinary items                               $     863     $     221     $   1,572     $     (66)
Add back:
   Preferred stock dividends                                     --               6          --            --
                                                            ---------     ---------     ---------     ---------
Net income (loss) applicable to common shareholders
 before extraordinary items                                 $     863     $     227     $   1,572     $     (66)
                                                            =========     =========     =========     =========
Weighted average shares outstanding                             1,862         1,045         1,855         1,028
Common stock equivalents                                           75            34            74          --
Common stock issuable upon conversion of
   preferred stock                                                  1            22             1          --
                                                            ---------     ---------     ---------     ---------
Diluted shares outstanding                                      1,938         1,101         1,930         1,028
                                                            =========     =========     =========     =========
Diluted earnings (loss) per share before
   extraordinary items                                      $    0.45     $    0.21     $    0.81     $   (0.06)
                                                            =========     =========     =========     =========


(D) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the Company during the six months ended June 30, 1999 and 1998 amounted to $554 million and $316 million, respectively. Income taxes paid during the six months ended June 30, 1999 and 1998 were $51 million and $7 million, respectively. In conjunction with business combinations during the six months ended June 30, 1999 and 1998, assumed assets and liabilities were as follows (in millions):


                                                          1999         1998
                                                         -------      -------
Fair value of assets acquired                            $    64      $   335
Excess of cost over net tangible assets acquired             912        1,542
Liabilities assumed                                         (298)        (384)
Common stock issued                                         (228)      (1,298)
                                                         -------      -------
Net cash paid                                            $   450      $   195
                                                         =======      =======

Acquisition and related costs for the six months ended June 30, 1999 reflect additional costs related to the acquisitions that occurred in 1998 and smaller acquisitions completed during 1999.

(E) COMPREHENSIVE INCOME

The following table reflects the calculation of comprehensive income (loss) for MCI WorldCom for the three and six months ended June 30, 1999 and 1998 (in millions):


                                                        FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                           ENDED JUNE 30,           ENDED JUNE 30,
                                                        --------------------      --------------------
                                                         1999         1998         1999         1998
                                                        -------      -------      -------      -------
Net income (loss) applicable to common shareholders     $   863      $   221      $ 1,572      $  (195)
                                                        -------      -------      -------      -------
Other comprehensive income (loss):
   Foreign currency translation losses                      (23)          (1)        (305)          (9)
   Unrealized holding gains (losses):


                                                                 FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                                 --------------------      --------------------
                                                                  1999         1998         1999         1998
                                                                 -------      -------      -------      -------
    Unrealized holding gains (losses) during the period              291          (44)         536          (18)
    Reclassification adjustment for gains included in
     net income                                                      (15)         (13)         (15)         (13)
                                                                 -------      -------      -------      -------
Other comprehensive income (loss) before tax                         253          (58)         216          (40)
Income tax expense                                                  (104)          21         (196)          11
                                                                 -------      -------      -------      -------
Other comprehensive income (loss)                                    149          (37)          20          (29)
                                                                 -------      -------      -------      -------
Comprehensive income (loss) applicable to
   common shareholders                                           $ 1,012      $   184      $ 1,592      $  (224)
                                                                 =======      =======      =======      =======

(F) SEGMENT INFORMATION

Based on its organizational structure, the Company operates in five reportable segments: MCI WorldCom Communications, MCI WorldCom International Operations, Embratel, Operations and technology and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the geographic dispersion of their operations. MCI WorldCom Communications provides voice, data and other types of domestic communications services including Internet services. MCI WorldCom International Operations provides voice, data, Internet and other similar types of communications services to customers primarily in Europe. Embratel provides communications services in Brazil. Operations and technology includes network operations, information services, engineering and technology, and customer service. Other includes primarily the operations of MCI Systemhouse Corp. and SHL Systemhouse Co., wholly owned subsidiaries of the Company (collectively, "SHL"), and other non-communications services. In April 1999, the Company completed the previously announced sale of SHL to Electronic Data Systems Corporation ("EDS").

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

Information about the Company's segments for the three and six months ended June 30, 1999 and 1998 is as follows (in millions):


                                                               REVENUES FROM EXTERNAL CUSTOMERS
                                                  -------------------------------------------------------
                                                     FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                        ENDED JUNE 30,               ENDED JUNE 30,
                                                  -------------------------     -------------------------
                                                     1999          1998           1999           1998
                                                  ----------     ----------     ----------     ----------
MCI WorldCom Communications                       $    7,717     $    2,269     $   15,272     $    4,319
MCI WorldCom International Operations                    420            270            777            500
Operations and technology                               --             --             --             --
Other                                                    120             42            523             82
Corporate                                               --             --             --             --
                                                  ----------     ----------     ----------     ----------
   Total before Embratel                               8,257          2,581         16,572          4,901


                                                             REVENUES FROM EXTERNAL CUSTOMERS
                                                  ----------------------------------------------------
                                                   FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                       ENDED JUNE 30,               ENDED JUNE 30,
                                                  ----------------------        ----------------------
                                                    1999          1998            1999          1998
                                                  --------      --------        --------      --------
Embratel                                               716          --             1,402          --
Elimination of intersegment revenues                   (29)         --               (29)         --
                                                  --------      --------        --------      --------
   Total                                          $  8,944      $  2,581        $ 17,945      $  4,901
                                                  ========      ========        ========      ========



The following is a reconciliation of the segment information to income before income taxes, minority interests and extraordinary items for the three and six months ended June 30, 1999 and 1998 (in millions):


                                                            FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                ENDED JUNE 30,           ENDED JUNE 30,
                                                            --------------------      --------------------
                                                             1999         1998         1999         1998
                                                            --------     --------     --------     --------
Revenues                                                    $  8,944     $  2,581     $ 17,945     $  4,901
Operating expenses                                             7,180        2,086       14,686        4,478
                                                            --------     --------     --------     --------
Operating income                                               1,764          495        3,259          423
Other income (expense):
  Interest expense                                              (236)        (108)        (496)        (210)
  Miscellaneous                                                   48           10           16           22
                                                            --------     --------     --------     --------
Income before income taxes, minority interests
  and extraordinary items                                   $  1,576     $    397     $  2,779     $    235
                                                            ========     ========     ========     ========

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

In implementing the Telecommunications Act of 1996 (the "Telecom Act"), the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILECs' retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). Thereafter, the Eighth Circuit held that constitutional challenges to various practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") were premature; it vacated, however, significant portions of the FCC's nationwide pricing rules and an FCC rule requiring that unbundled network elements be provided on a combined basis. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements must be provided by ILECs to new entrants. The Eighth Circuit is now considering the ILECs' challenges to the substance of pricing rules which it previously had found to be premature.

Access charges, both interstate and intrastate, are a principal component of MCI WorldCom's telecommunications expense. Regulators have historically permitted access charges to be set at levels that are well above ILECs' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. MCI WorldCom has actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively-neutral manner.

On May 21, 1999, the United States Court of Appeals for the District of Columbia Circuit remanded to the FCC its recent decision to adjust its price cap regulation of ILECs to require access charges to fall 6.5% per year adjusted for inflation. On June 22, 1999, that Court stayed the effect of its decision pending a further order by the FCC justifying or modifying its decision in response to the Court's opinion. On August 5, 1999, the FCC adopted a decision that will give price cap regulated ILECs the ability to request permission to offer customer-specific pricing in the form of contract tariffs. Once implemented, this decision will allow price cap ILECs to compete against long distance carriers who have previously been able to offer contract type pricing for access arrangements. FCC officials stated that they expect price cap ILECs to be able to obtain pricing flexibility quickly for most of their dedicated transport and special access services. Some price cap ILECs serving the nation's largest cities are expected to qualify for additional pricing flexibility for all dedicated transport and special access services. The FCC has also opened a proceeding to consider additional pricing flexibility for all switched access services.

On May 27, 1999, the FCC amended its prior universal service decisions in two significant respects. First, the FCC raised the funding level for universal service support to schools and libraries to $2.25 billion per year, the current maximum that FCC rules allow. This brings the total amount of federal universal service funds collected from telecommunications carriers to $4.2 billion in the current year. Second, the FCC modified its approach to subsidizing non-rural high cost areas by rejecting its prior approach of sizing the subsidy based on forward-looking cost models, and instead adopted a more complex approach that the FCC said it hoped would produce a small high cost fund. A final decision regarding the amount to be collected to support non-rural high cost areas is expected later this year. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued a decision reversing and vacating in part portions of a June 1997 FCC universal service decision. Among other things, the Court held that the FCC may collect universal service subsidies from interstate carriers based only on interstate revenues, and that the FCC could not force the ILECs to recover their universal service contributions through interstate access charges. While access charges are likely to decrease as a result of this decision, direct assessments on interstate carriers such as MCI WorldCom are likely to increase.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of this Act, apply fully to so-called "advanced telecommunications services," such as Digital Subscriber Line ("DSL"). An appeal of this order by US WEST Communications Group is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit. The FCC has asked the court to remand the case for further proceedings. In a companion notice, the FCC sought comment on how to implement Section 706 of the Telecom Act, which directs the FCC to (1) encourage the deployment of advanced telecommunications capability to Americans on a reasonable and timely basis, and (2) complete an inquiry concerning the availability of such services no later than February 8, 1999. The Commission's rulemaking notice included a proposal that, if adopted, would allow the ILECs the option of providing advanced services via a separate subsidiary free from the unbundling and resale obligations of Section 251(c), as well as other dominant carrier regulatory requirements.

In early February 1999, the FCC issued its report to Congress, concluding that the deployment of advanced services is proceeding at a reasonable and timely pace. The FCC has not yet issued its Section 706 rulemaking order.

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, approximately thirty PUCs issued orders unanimously finding that carriers, including MCI WorldCom, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many have filed new cases at the PUCs or in court. Moreover, MCI WorldCom has appealed the FCC's order to the Court of Appeals for the District of Columbia Circuit. MCI WorldCom cannot predict either the outcome of these appeals and the FCC's rulemaking proceeding or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations.

On July 22, 1999, the Senate amended the Commerce, Justice, State and the Judiciary Fiscal Year 2000 appropriations bill to include language that prohibits the FCC from requiring entities it regulates to use any form or method of accounting that does not conform to Generally Accepted Accounting Principles established by the Financial Accounting Standards Board. On August 5, 1999, the House of Representatives adopted a similar amendment on its version of the Commerce, Justice, State, and the Judiciary appropriations bill. If agreed to in conference and enacted into law, such a provision may make it more difficult for the FCC and state regulatory commissions to detect and prevent inappropriate accounting practices by ILECs and thereby permit ILECs to engage in anti-competitive practices.

Several bills have been introduced during the 106th Congress that would exclude the transmission of data services or high-speed Internet access from the Telecom Act's bar on the transmission of in-region interLATA services by the Bell Operating Companies. These bills also would make it more difficult for competitors to resell the high-speed Internet access services of the ILECs or to lease some of the network components used for the provision of such services.

In 1996 and in 1997, the FCC issued decisions that would require nondominant telecommunications carriers to eliminate interstate service tariffs, except in limited circumstances. MCI WorldCom has challenged this decision in the U.S. Court of Appeals for the District of Columbia Circuit, and has successfully obtained a stay of the FCC's decision. MCI WorldCom's appeal has been held in abeyance pending FCC action with respect to petitions for reconsideration. The FCC recently issued an order addressing those petitions for reconsideration, and the U.S. Court of Appeals for the District of Columbia Circuit has approved a briefing schedule. No argument date has been set. MCI WorldCom cannot predict the ultimate outcome of its appeal. Should the FCC prevail, MCI WorldCom could no longer rely on its federal tariff to limit liability or to establish its interstate rates for customers. Per the FCC's decision, MCI WorldCom would need to develop a means to contract individually with its millions of customers in order to establish lawfully enforceable rates.

In 1997 and 1998, the FCC rejected five applications filed by Bell Operating Companies ("BOCs") to provide in-region long distance service in competition with long distance carriers. Pursuant to the Telecom Act, BOCs must file, in each state in their service area, an application conforming to the requirements of section 271 of the Telecom Act if they wish to offer in-region long distance service. Among other things, the applications must demonstrate that the BOC has met a 14-point competitive checklist to open its local network to competition and demonstrate that the application is in the public interest. As of August 1999, no applications were on file with the FCC. However, BOCs in two states - Bell Atlantic Corporation in New York and SBC Corporation in Texas - have announced their intent to file applications during 1999 after concluding extensive state regulatory proceedings to assess their compliance with checklist requirements. If filed, these would be the first applications to have been subjected to rigorous operational testing of readiness to meet the section 271 requirements. It is not known if the BOCs will meet their publicly-stated filing goals. The FCC must reach its decision on applications within 90 days from the date they are filed.

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

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization member countries. These rules allow such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to United States rules. On January 12, 1999, the FCC's benchmark rules were upheld in their entirety by the U.S. Court of Appeals for the District of Columbia Circuit. On March 11, 1999 the D. C. Circuit denied petitions for rehearing of the case.

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

The only services provided under the Public Regime are the switched fixed telephone services (local and national and international long distance) provided by Embratel and the three regional holding companies ("Teles"). All other telecommunications companies, including other companies providing switched fixed telephone services ("SFTS"), operate in the Private Regime and, although they are not subject to the Public Regime, individual authorizations may contain certain specific expansion and continuity obligations.

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

All providers of telecommunications services are subject to quality and modernization obligations provided in the Plano Geral de Qualidade ("General Plan on Quality").

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

One of the purported stockholder class actions pending in Delaware Chancery Court has been amended, one of the purported class actions has been dismissed with prejudice, and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name MCI WorldCom and TC Investments Corp., a wholly owned subsidiary of the Company, as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the MCI Merger and the agreement to pay a termination fee to WorldCom. They further allege discrimination in favor of BT in connection with the MCI Merger. The plaintiffs seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI Merger and the payment of the inducement fee to BT.

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

At least nine class action complaints have been filed that arise out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications Corp., and allege that MCI WorldCom has improperly charged "Pre-Subscribed" customers "Non-Subscriber" or so-called "casual" rates for certain direct-dialed calls. Plaintiffs assert that this conduct violates the Communications Act and various state laws; they seek rebates to all affected customers and punitive damages. In response to a motion filed by MCI WorldCom, the Judicial Panel on Multi-District Litigation has consolidated these matters in the U.S. District Court for the Southern District of Illinois. The Company has moved to dismiss the state law claims and for an order staying the Communications Act claims pending the FCC's resolution of MCI WorldCom's outstanding motion for reconsideration and any subsequent appeal of the FCC decision.

On September 3, 1998, WorldCom and MCI entered into a Stock Purchase Agreement ("SPA") with Cable & Wireless plc and Cable & Wireless Internet Holdings, Inc. (collectively, "C&W"), pursuant to which MCI sold the iMCI business to C&W. That transaction closed on September 14, 1998, simultaneously with the closing of the MCI Merger.

On February 18, 1999, pursuant to the indemnity provisions of the SPA, C&W notified MCI WorldCom that it was claiming that MCI WorldCom had breached representations and warranties in, and had failed to comply with other provisions of, the SPA. C&W alleged that it had suffered damages of approximately $1.16 billion. As MCI WorldCom advised C&W on March 19, 1999, the Company denies these allegations.

On March 31, 1999, C&W filed a complaint against MCI WorldCom in the United States District Court for the District of Delaware, alleging that MCI WorldCom had breached the SPA. In the lawsuit, C&W seeks unspecified damages and specific performance. On May 11, 1999, MCI WorldCom filed a motion to stay the litigation and to compel compliance with the dispute resolution/arbitration provisions in the SPA and affiliated agreements. On July 12, 1999, the district court entered an order compelling C&W to comply with the dispute resolution/arbitration provisions of the SPA and affiliated agreements with respect to five of the 11 claims in its complaint and denying a stay of the action. On July 29, the district court set a trial date of September 12, 2000.

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

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six month periods ended June 30, 1999 and 1998, after giving effect to the BFP Merger, which was accounted for as a pooling-of-interests. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-K.

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

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel, Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (US$2.3 billion). The purchase price will be paid in local currency installments of which R$1.06 billion (US$916 million) was paid on August 4, 1998, R$795 million (US$442 million) was paid August 4, 1999 and the remaining R$795 million (US$443 million at June 30, 1999) will be paid August 4, 2000. Embratel provides interstate long distance and international telecommunications services, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are included from the date of the MCI Merger.

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

On January 29, 1998, MCI WorldCom, through a wholly owned subsidiary, merged with BFP in a transaction accounted for as a pooling-of-interests. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier, in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide IXCs, ISPs, wireless carriers and business, government and institutional end users with an alternative to the ILECs for a broad array of high quality voice, data, video transport and other telecommunications services.

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

The Company's profitability is dependent upon, among other things, its ability to achieve line costs that are less than its revenues. The principal components of line costs are access charges and transport charges. Regulators have historically permitted access charges to be set at levels that are well above ILECs' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. MCI WorldCom has actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively-neutral manner.

On May 21, 1999, the United States Court of Appeals for the District of Columbia Circuit remanded to the FCC its recent decision to adjust its price cap regulation of ILECs to require access charges to fall 6.5% per year adjusted for inflation. On June 22, 1999, that Court stayed the effect of its decision pending a further order by the FCC justifying or modifying its decision in response to the Court's opinion. On August 5, 1999, the FCC adopted a decision that will give price cap regulated ILECs the ability to request permission to offer customer-specific pricing in the form of contract tariffs. Once implemented, this decision will allow price cap ILECs to compete against long distance carriers who have previously been able to offer contract type pricing for access arrangements. FCC officials stated that they expect price cap ILECs to be able to obtain pricing flexibility quickly for most of their dedicated transport and special access services. Some price cap ILECs serving the nation's largest cities are expected to qualify for additional pricing flexibility for all dedicated transport and special access services. The FCC has also opened a proceeding to consider additional pricing flexibility for all switched access services.

On May 27, 1999, the FCC amended its prior universal service decisions in two significant respects. First, the FCC raised the funding level for universal service support to schools and libraries to $2.25 billion per year, the current maximum that FCC rules allow. This brings the total amount of federal universal service funds collected from telecommunications carriers to $4.2 billion in the current year. Second, the FCC modified its approach to subsidizing non-rural high cost areas by rejecting its prior approach of sizing the subsidy based on forward-looking cost models, and instead adopted a more complex approach that the FCC said it hoped would produce a small high cost fund. A final decision regarding the amount to be collected to support non-rural high cost areas is expected later this year. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued a decision reversing and vacating in part portions of a June 1997 FCC universal service decision. Among other things, the Court held that the FCC may collect universal service subsidies from interstate carriers based only on interstate revenues, and that the FCC could not force the ILECs to recover their universal service contributions through interstate access charges. While access charges are likely to decrease as a result of this decision, direct assessments on interstate carriers such as MCI WorldCom are likely to increase. The Company will continue to seek to manage transport costs through effective utilization of its networks, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base through acquisitions and internal growth.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's statements of operations as a percentage of its revenues for the three and six months ended June 30, 1999 and 1998:


                                                                FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                                                --------------------        --------------------
                                                                 1999         1998            1999         1998
                                                                -------      -------        -------      -------
Revenues ..............................................             100%         100%           100%         100%
Line costs ............................................            44.0         47.6           44.9         47.9
Selling, general and administrative ...................            24.4         20.3           25.0         20.4
Depreciation and amortization .........................            11.9         12.9           11.9         12.9
In-process research and development and other charges .              --           --             --         10.2
                                                                -------      -------        -------      -------
Operating income ......................................            19.7         19.2           18.2          8.6
Other income (expense):
   Interest expense ...................................            (2.6)        (4.2)          (2.8)        (4.3)
   Miscellaneous ......................................             0.5          0.4            0.1          0.5
                                                                -------      -------        -------      -------
Income before income taxes, minority interests, and
   extraordinary items ................................            17.6         15.4           15.5          4.8


                                                               FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                               --------------------      ---------------------
                                                                1999         1998          1999         1998
                                                               -------     --------      --------     --------
Provision for income taxes .................................       7.3         6.6            6.6          5.9
                                                               -------     -------       --------     --------
Income (loss) before minority interests and extraordinary
   items ...................................................      10.3         8.8            8.9         (1.1)
Minority interests .........................................      (0.5)         --            0.1           --
Extraordinary items ........................................        --          --             --         (2.6)
Distributions on subsidiary trust and other mandatorily
   redeemable preferred securities .........................       0.2          --            0.2           --
Preferred dividend requirement .............................        --         0.2             --          0.3
                                                               -------     -------       --------     --------
Net income (loss) applicable to common shareholders ........       9.6%        8.6%           8.8%        (4.0)%
                                                               =======     =======       ========     ========

THREE AND SIX MONTHS ENDED JUNE 30, 1999 VS.
THREE AND SIX MONTHS ENDED JUNE 30, 1998

Revenues for the three months ended June 30, 1999 increased 247% to $8.9 billion as compared to $2.6 billion for the three months ended June 30, 1998. For the six months ended June 30, 1999, revenues increased 266% to $17.9 billion versus $4.9 billion for the same period in the prior year. The increase in total revenues is attributable to the MCI Merger and Embratel transaction as well as internal growth. Results include MCI and Embratel operations from September 14, 1998 and CompuServe Network Services and ANS from February 1, 1998.

Actual reported revenues by category for the three and six months ended June 30, 1999 and 1998 reflect the following changes by category (dollars in millions):


                                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------   ----------------------------------
                                                  ACTUAL        ACTUAL        PERCENT   ACTUAL        ACTUAL       PERCENT
                                                   1999          1998          CHANGE    1999          1998         CHANGE
                                                  --------      --------      -------   --------      --------     -------
REVENUES
   Voice                                          $  5,090      $  1,208         321     $ 10,185      $  2,370      330
   Data                                              1,791           536         234        3,493         1,032      238
   Internet                                            836           525          59        1,594           917       74
   International                                       420           270          56          777           500       55
                                                  --------      --------                 --------      --------
COMMUNICATIONS SERVICES                              8,137         2,539         220       16,049         4,819      233
   Other                                               120            42         186          523            82      538
                                                  --------      --------                 --------      --------
TOTAL REVENUES BEFORE EMBRATEL                       8,257         2,581         220       16,572         4,901      238
   Embratel                                            716            --          --        1,402            --       --
   Elimination of intersegment revenues                (29)           --          --          (29)           --       --
                                                  --------      --------                 --------      --------
TOTAL REPORTED REVENUES                           $  8,944      $  2,581         247     $ 17,945      $  4,901      266
                                                  ========      ========                 ========      ========

The following table provides supplemental pro forma detail for MCI WorldCom revenues. Since actual results for the six months ended June 30, 1998 do not reflect the operations of MCI and only five months of CompuServe Network Services and ANS, the pro forma results are more indicative of internal growth for the combined company. The pro forma revenues, excluding Embratel, for the three and six months ended June 30, 1999 and 1998 reflect the following changes by category (dollars in millions):


                                       THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                              ---------------------------------------   ---------------------------------------
                                ACTUAL      PRO FORMA         PERCENT      ACTUAL      PRO FORMA        PERCENT
                                 1999         1998            CHANGE        1999         1998            CHANGE
                              ---------     ---------         -------    ---------     ---------        -------
REVENUES
   Voice                      $   5,090     $   4,822             6      $  10,185     $   9,576             6
   Data                           1,791         1,387            29          3,493         2,691            30
   Internet                         836           525            59          1,594           999            60
   International                    420           270            56            777           500            55
                              ---------     ---------                    ---------     ---------
COMMUNICATIONS SERVICES           8,137         7,004            16         16,049        13,766            17
   Other                            120           477           (75)           523           967           (46)
                              ---------     ---------                    ---------     ---------
TOTAL REVENUES                $   8,257     $   7,481            10      $  16,572     $  14,733            12
                              =========     =========                    =========     =========


The following discusses the revenue increases for the three and six month periods ended June 30, 1999 as compared to pro forma results for the comparable prior year period. The pro forma revenues assume that the MCI Merger, CompuServe Merger and the AOL Transaction occurred at the beginning of 1998. These pro forma revenues do not include Embratel or the iMCI Business that was sold. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MCI Merger, Embratel transaction and internal growth of the Company.

Voice revenues for the second quarter and the six month period ended June 30, 1999, experienced 6% increases over the prior year pro forma amounts, driven by a gain of 10% in traffic for both periods, respectively. Voice revenues include both long distance and local domestic switched revenues. Strong long distance volume gains in domestic commercial sales channels, combined with an increasing mix of local services, were the primary contributors to this increase. Local voice revenues grew approximately 82% in the second quarter of 1999 and approximately 88% for the six months ended June 30, 1999 versus the same periods of the prior year. While the Company continued to show significant percentage gains in switched local, it was still a relatively small component of total Company revenues.

Data revenues for the three and six month periods ended June 30, 1999 increased 29% and 30%, respectively, over the same pro forma period of the prior year. Data includes both long distance and local dedicated bandwidth sales. The revenue growth for data services continued to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth was not only being fueled by connectivity demands, but also by applications that are becoming more strategic, far reaching and complex; additionally, bandwidth consumption is driving an acceleration in growth for higher capacity circuits. Rapidly growing demand for high-speed data access has contributed to a 36% pro forma year over year local data revenue growth for the second quarter of 1999 and 38% for the six months ended June 30, 1999. As of June 30, 1999, the Company had approximately 23.6 million domestic local voice grade equivalents and over 36,000 buildings in the United States connected over its high-capacity circuits. Domestic local route miles of connected fiber exceed 8,000 and domestic long distance route miles exceed 47,000.

Internet revenues for the three and six month periods ended June 30, 1999 increased 59% and 60%, respectively, over the prior year pro forma amounts. Growth was driven by both dial up and dedicated connectivity to the Internet as more and more business customers migrate their data networks and applications to Internet-based technologies. The Company has increased the capacity of its global Internet network to OC-48 in response to the increasing backbone transport requirements of both its commercial and wholesale accounts. The Company's dial access network has grown over 70% to 1.2 million modems, compared with the same period in the prior year. MCI's Internet revenues for 1998 have been excluded from the above table, due to the divestiture of MCI's Internet business on September 14, 1998.

International revenues - those revenues originating outside of the United States, excluding Embratel - for the second quarter of 1999 were $420 million, an increase of 56% as compared with $270 million for the same pro forma period of the prior year. For the six month period ended June 30, 1999, international revenues increased 55% to $777 million versus $500 million for the same period of the prior year. In July 1998, the pan-European network was commissioned for service and, along with the Gemini undersea cable, now provides MCI WorldCom the capability to connect from end-to-end over 7,500 buildings in Europe all over its own high-capacity circuits.

The Pan-European networks and newly constructed national networks in the U.K., France, Germany and Belgium drove higher growth of enhanced data sales internationally. The resulting revenue mix shift is expected to contribute to improved margins in spite of the competitive pricing environment.

Other revenues, which consist of the operations of SHL, for the second quarter of 1999 were $120 million, down 75% as compared with the pro forma second quarter of 1998. For the six month period ended June 30, 1999, other revenues decreased 46% to $523 million versus $967 million for the same period of the prior year. In April 1999, the Company completed the sale of SHL to EDS and received $1.39 billion in cash. Additionally, in February 1999, both companies agreed, in principal, to significant outsourcing contracts and a marketing relationship to explore opportunities in electronic business and networking solutions which are expected to capitalize on the individual strengths of each company. The definitive agreements for the outsourcing contracts and marketing relationship are currently being negotiated.

The following discusses the actual results of operations for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998.

LINE COSTS. Line costs as a percentage of revenues for the second quarter of 1999 were 44.0% as compared to 47.6% reported for the same period of the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 44.9% as compared to 47.9% reported for the same period of the prior year. Overall decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MCI, CompuServe Network Services and ANS into the Company's operations. Additionally, access charge reductions that occurred in July 1998 and January 1999 reduced total line cost expense by approximately $81 million for the second quarter of 1999 and $166 million for the six months ended June 30, 1999. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by approximately half a percentage point for both the second quarter of 1999 and the six month period ended June 30, 1999. The Company anticipates that line costs as a percentage of revenues may continue to decline as a result of synergies and economies of scale resulting from network efficiencies achieved from the continued assimilation of the former MCI and WorldCom networks. Additionally, local revenues have increased rapidly to date and line costs related to local are primarily fixed in nature - leading to lower line costs as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 1999 were $2.18 billion or 24.4% of revenues as compared to $524 million or 20.3% of revenues for the second quarter of 1998. On a year-to-date basis, these expenses increased to $4.49 billion or 25.0% of revenues from $1.0 billion or 20.4% of revenues reported for the six months ended June 30, 1998. The increase in selling, general and administrative expenses as a percentage of revenues for the three and six month periods ended June 30, 1999 reflects the Company's expanding operations, primarily through the MCI Merger. The Company expects to achieve additional selling, general and administrative synergies in connection with the MCI Merger through the assimilation of MCI into the Company's strategy of cost control.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the second quarter of 1999 increased to $1.06 billion or 11.9% of revenues from $332 million or 12.9% of revenues for the second quarter of 1998. On a year-to-date basis, this expense increased to $2.14 billion or 11.9% of revenues from $631 million or 12.9% of revenues for the comparable 1998 period. These increases reflect increased amortization and depreciation associated with the MCI Merger, CompuServe Merger and AOL Transaction as well as additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

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

INTEREST EXPENSE. Interest expense in the second quarter of 1999 was $236 million or 2.6% of revenues, as compared to $108 million or 4.2% of revenues reported in the second quarter of 1998. For the six months ended June 30, 1999, interest expense was $496 million or 2.8% of revenues as compared to $210 million or 4.3% of revenues for the first six months of 1998. The increase in interest expense is attributable to higher debt levels as a result of the MCI Merger, higher capital expenditures and the 1998 fixed rate debt financings, offset by lower interest rates as a result of certain tender offers for outstanding debt in the first quarter of 1998 and slightly lower rates in effect on the Company's variable rate debt. Interest expense was favorably impacted in the second quarter of 1999 as a result of the $1.39 billion SHL sale proceeds being utilized to repay indebtedness under the Company's credit facilities and commercial paper program. For the three and six months ended June 30, 1999 and 1998, weighted average annual interest rates on the Company's long-term debt were 6.97% and 7.10%, respectively, while weighted average annual levels of borrowings were $19.82 billion and $8.27 billion, respectively.

MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous income for the second quarter of 1999 was $48 million or 0.5% of revenues. For the six months ended June 30, 1999, miscellaneous income was $16 million or 0.1% of revenues. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other nonoperating items. Miscellaneous income and expense for the six months ended June 30, 1999, includes $169 million of foreign currency translation losses related to the impact of the local currency devaluation in Brazil and its effect on Embratel's holdings of U.S. dollar and other foreign currency denominated debt. Also included was a $28 million charge related to the redemption of certain outstanding senior notes of the Company. These amounts were somewhat offset by an $81 million gain on the sale of an equity investment, interest income of $67 million (including Embratel) and preferred dividends on News Corporation Limited ("News Corp") preferred stock of $30 million.

EXTRAORDINARY ITEMS. In the first quarter of 1998, the Company recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and certain related refinancings of the Company's outstanding debt from the BFP Merger.

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. For the quarter ended June 30, 1999, the Company reported net income of $863 million as compared to net income of $221 million reported in the second quarter of 1998. Diluted income per common share was $0.45 compared to $0.21 for the comparable 1998 period.

For the six months ended June 30, 1999, the Company reported net income of $1.57 billion as compared to a net loss of $66 million before extraordinary items reported for the comparable prior year period. Diluted income per common share was $0.81 compared to loss per common share before extraordinary items of $0.06 for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company's total debt was $18.77 billion, a decrease of $2.07 billion from December 31, 1998. Additionally, at June 30, 1999, the Company had available liquidity of $7.07 billion under its credit facilities and commercial paper program (which is described below) and from available cash.

On August 5, 1999, MCI WorldCom extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term pursuant to an Amended and Restated 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). The Facility C Loans together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement dated August 6, 1998 ("Facility A Loans") provide MCI WorldCom with aggregate credit facilities of $10.75 billion (the "Credit Facilities"). The Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for a second successive 364-day term thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, and which covenants do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At June 30, 1999, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

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

As noted below, the Brazilian real has experienced significant devaluation against the U.S. dollar since MCI invested in Embratel in August 1998. The Company previously designated the note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of June 30, 1999, the Company recorded the change in value of the note as a reduction of the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

As of June 30, 1999, Embratel had $609 million of long-term debt outstanding, of which approximately $517 million was denominated in U.S. dollars and $92 million denominated in other currencies including the French Franc, Deutsche Mark, Japanese Yen and Brazilian real. The effective cost to Embratel of borrowing in foreign currencies, such as the U.S. dollar, depends principally on the exchange rate between the Brazilian real and the currencies in which its borrowings are denominated. As of June 30, 1999, the Brazilian real devalued over 30% against the U.S. dollar since December 31, 1998. As a result, the Company recorded a $169 million foreign currency loss to miscellaneous expense during the six months ended June 30, 1999. After the elimination of minority interests, this charge totaled approximately $33 million on a pretax basis. If this devaluation is sustained, or worsens, Embratel would record a similar charge to its future earnings equal to the increase in the U.S. dollar liability resulting from such devaluation. The net effect to the Company's operations would be approximately 19% of such charge after elimination of minority interests.

For the six months ended June 30, 1999, the Company's cash flow from operations increased $3.89 billion to $4.51 billion from the comparable period for 1998. The increase in cash flow from operations was primarily attributable to the MCI Merger, internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of recent acquisitions into the Company's operations.

Cash used in investing activities for the six months ended June 30, 1999 totaled $4.40 billion and included capital expenditures of $3.67 billion. Primary capital expenditures include purchases of switching, transmission, communications and other equipment. The Company anticipates that approximately $4.2 billion to $4.7 billion will be spent during the remainder of 1999 for transmission and communications equipment, construction and other capital expenditures without regard to Embratel and including the redeployment of SHL sales proceeds. These capital expenditures also reflect the planned $1.4 billion increase for strategic initiatives. Acquisitions and related costs includes the costs associated with the MCI Merger, CompuServe Merger, AOL Transaction and smaller acquisitions completed during 1999.

In July 1999, the Company received $1.4 billion in cash from the sale of the Company's interest in News Corp preferred stock. The proceeds were used to repay existing indebtedness under the Company's credit facilities and commercial paper program. This debt reduction is expected to reduce quarterly interest expense by approximately $17 million. Additionally, miscellaneous income will be reduced by $15 million per quarter due to preferred dividends which will no longer be received.

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

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including the Company's credit facilities and commercial paper program and available cash, will be sufficient to meet the Company's capital needs for the remainder of 1999. However, the Company continues to diversify its funding sources and believes that funding needs in excess of internally generated cash flow and availability under the Company's credit facilities and commercial paper program could be met by accessing favorable debt markets.

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

The Company's systems and network equipment that support customer voice and data traffic have been remediated and tested. Additionally, the application components that comprise the Company's major revenue products and services are year 2000 ready. This highlights the fact that the Company has met its June 30, 1999 year 2000 compliance milestone, and the Company is now focusing on the next phase of this effort. MCI WorldCom has also recently achieved several successful interoperability tests with both domestic and international carriers.

In the third quarter of 1999, the Company will be primarily focused on continued integration and interoperability testing, testing of contingency plans, independent verification and validation of the work already completed and change management to achieve ongoing compliance. Finally, the Company plans to complete decommissioning projects, customer specific migrations/upgrades and selected internal and international systems.

As part of its year 2000 plan, the Company is seeking confirmation from its domestic and foreign interconnecting carriers (collectively, the "Interconnecting Carriers") and major communications equipment vendors (the "Primary Vendors") that they are developing and implementing plans to become year 2000 compliant. The Company has contacted these carriers and vendors, and will continue to do so, but has not yet received enough information from certain domestic and foreign carriers to assess their year 2000 readiness. The Company has received information from its Primary Vendors regarding their year 2000 readiness. This information indicates the Primary Vendors have documented plans to become year 2000 compliant. Like all major telecommunications carriers, the Company's ability to provide service is dependent on its Interconnecting Carriers and Primary Vendors.

The Company is participating in industry efforts to test interoperability of networks for industry segments as well as multiple carriers. The ATIS and Network Reliability and Interoperability Council ("NRIC") testing are examples of this effort to assess the readiness of Interconnecting Carriers for both data and voice services.

The Company has completed contingency plans to address potential year 2000 related business interruptions that may occur on January 1, 2000 or thereafter. Additional detailed documentation was completed before the end of the second quarter 1999. The Company anticipates that these contingency plans will primarily address potential year 2000 problems due to unanticipated failures in systems or equipment, or potential failure of the Company's Interconnecting Carriers' and Primary Vendors' year 2000 compliance efforts. The Company is incorporating many of the recommendations of the NRIC into the contingency planning process. The Company plans to complete testing and implementation of its contingency plans by December 31, 1999. Failure to meet this target could materially impact the Company's operations.

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

The year 2000 costs incurred by MCI and WorldCom over the past six quarters were approximately $348 million. This level of expenditures is consistent with the planned expenditures for the related periods. The Company expects to incur approximately $190 million in costs during the remainder of 1999 to support its year 2000 compliance initiatives. The costs of the Company's year 2000 remediation efforts are based upon management's best estimates, which require assumptions about future events, availability of resources and personnel, third-party remediation actions, and other factors. There are no assurances that these estimates will be accurate, and actual amounts may differ materially based on a number of factors, including the availability and cost of resources to undertake remediation activities and the scope and nature of the work required to complete remediation.

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

Embratel's year 2000 program began in 1997 and is managed separately from the other MCI WorldCom year 2000 programs. The Embratel year 2000 program is intended to address all its systems, infrastructure, networks and applications. Critical corporate systems and equipment are expected to complete remediation by August 31, 1999. The process is now beginning to focus on integrated testing and completion of the remaining noncritical systems.

Embratel has spent approximately R$13 million of an estimated R$14 million on the year 2000 program and expects to come within the estimated costs. Embratel may, however, be affected by year 2000 problems to the extent that other entities are unsuccessful in achieving compliance. Despite preventive measures taken by Embratel, no assurances can be given that the year 2000 issue will not have an effect on the financial condition and results of operations of Embratel. Embratel is active in developing contingency plans and working with the International Telecommunications Union on interoperability testing.

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

The Company is exposed to foreign exchange rate risk primarily due to Embratel's holding of approximately $517 million in U.S. dollar denominated debt, and approximately $92 million of indebtedness indexed in other currencies including the French Franc, Deutsche Mark, Japanese Yen and Brazilian real. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $12 million (after elimination of minority interests). During January 1999, the Brazilian government allowed its currency to trade freely against other currencies, resulting in an immediate devaluation of the Brazilian real. As of June 30, 1999, the Brazilian real had devalued over 30% against the U.S. dollar since December 31, 1998. As a result, the Company recorded a $169 million foreign currency loss to miscellaneous expense during the six months ended June 30, 1999. After the elimination of minority interests, this charge totaled approximately $33 million on a pretax basis. If this devaluation is sustained, or worsens, the future net impact to the Company's results of operations could be significant.

The Company is also subject to risk from changes in foreign exchange rates for its other international operations which use a foreign currency as their functional currency and are translated into U.S. dollars. Additionally, the Company has designated the note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of June 30, 1999, the Company recorded the change in value of the note as a reduction to the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at June 30, 1999, the Company does not believe a hypothetical 10% adverse change in quoted market prices would be material to net income.

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

Item 2. Changes in Securities and Use of Proceeds

        On June 30, 1999, MCI WorldCom completed the acquisition of E. L. Acquisition, Inc., pursuant to an Agreement and Plan of Merger dated as of May 20, 1999 by and among MCI WorldCom, Purple Acquisition Subsidiary, Inc., E. L. Acquisition, Inc., and Prime One, L. P. In connection with the acquisition, MCI WorldCom made an approximate $33 million cash payment and issued a total of 2,656,151 shares of its common stock to a limited number of sophisticated investors in reliance on Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Securities Holders

        On May 20, 1999, the Company held the 1999 Annual Meeting of Shareholders for the purposes of:

        1.   electing a Board of seventeen (17) directors;

        2. considering and acting upon a proposal to amend the Company's Second Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.01 per share, from 2,500,000,000 to 5,000,000,000; and

        3. considering and acting upon a proposal to approve the Company's 1999 Stock Option Plan;

        The tabulation of the voting, which includes the Company's Series B Preferred Stock, is as follows:


                                                                   Against or            Abstentions or
         Election of Directors:                 For                 Withheld            Broker Non-Votes
 -------------------------------------    ------------------   --------------------  ----------------------
 Clifford L. Alexander, Jr.                   1,370,251,846            170,137,069                       0
 James C. Allen                               1,257,139,138             13,249,777                       0
 Judith Areen                                 1,527,117,778             13,271,137                       0
 Carl J. Aycock                               1,527,211,011             13,177,904                       0
 Max E. Bobbitt                               1,531,286,962              9,101,953                       0
 Stephen M. Case (1)                          1,287,252,512            253,136,403                       0
 Bernard J. Ebbers                            1,526,332,237             14,056,678                       0
 Francesco Galesi                             1,530,986,406              9,402,509                       0
 Stiles A. Kellett, Jr.                       1,531,219,675              9,169,240                       0
 Gordon S. Macklin                            1,526,648,176             13,740,739                       0
 John A. Porter                               1,526,969,001             13,419,914                       0
 Timothy F. Price                             1,526,902,817             13,486,098                       0
 Bert C. Roberts, Jr.                         1,527,017,779             13,371,136                       0
 John W. Sidgmore                             1,527,190,016             13,198,899                       0
 Scott D. Sullivan                            1,527,176,247             13,212,668                       0
 Lawrence C. Tucker                           1,531,245,116              9,143,799                       0
 Juan Villalonga                              1,526,772,718             13,616,197                       0


 Increase the number of authorized
 shares of common stock from
 2,500,000,000 to 5,000,000,000               1,448,416,755             87,221,773               4,750,387

 1999 Stock Option Plan                         945,545,541            587,261,366               7,582,008

(1)  Subsequent to May 20, 1999, Mr. Case resigned from the Company's Board of
     Directors.

Item 5. Other Information

        None.

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

                                       MCI WORLDCOM, Inc.



                                       By: /s/ Scott D. Sullivan
                                          -------------------------------------
                                          Scott D. Sullivan
                                          Chief Financial Officer

Dated: August 16, 1999.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
  4.1             Second Amended and Restated Articles of Incorporation of the
                  Company (including preferred stock designations), as amended as of May 20, 1999

  4.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated
                  September 14, 1998) (filed September 29, 1998)) (File No.
                  0-11258)

  4.3             Rights Agreement dated as of August 25, 1996 between MCI
                  WorldCom and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C (incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated August 26, 1996
                  (as amended) (filed August 26, 1996 (File No. 0-011258))

  4.4 Amendment No. 1 to Rights Agreement dated as of May 22, 1997 by and between MCI WorldCom and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 22, 1997
                  (filed June 6, 1997) File No. 0-11258))

  10.1            Amended and Restated 364-Day Revolving Credit and Term Loan
                  Agreement among the Company and Bank of America, N.A.,
                  Administrative Agent; Bank of America Securities, LLC, Sole
                  Lead Arranger and Book Manager; Barclays Bank PLC, The Chase
                  Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada, Co-Syndication Agents;
                  and the lenders named therein dated as of August 5, 1999.*

  10.2 MCI WORLDCOM, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 23, 1999 (File No. 0-11258)) (compensatory plan)

  **

  27.1            Financial Data Schedule

  * The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Commission upon request.

  ** No other long-term debt securities entered into during the period covered by this report, are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.