Form 10-Q
period 1999-09-30
MCI WORLDCOM INC
filed 1999-11-15
CIK 723527

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              ------------------
                                       OR
          [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to _____________

                        Commission file number:  0-11258

                           -------------------------

                               MCI WORLDCOM, Inc.
             (Exact name of registrant as specified in its charter)

                           -------------------------

                  Georgia                                        58-1521612
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

500 Clinton Center Drive, Clinton, Mississippi                      39056
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

     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,892,230,287, net of treasury shares, on October 31, 1999.

--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


                                                                               Page
                                                                              Number
                                                                              ------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of
             September 30, 1999 and  December 31, 1998.......................    3

             Consolidated Statements of Operations for the
             three and nine months ended September 30, 1999
             and September 30, 1998..........................................    4

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1999 and
             September 30, 1998..............................................    5

             Notes to Consolidated Financial Statements......................    6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................   18

Item 3.      Quantitative and Qualitative Disclosure About Market Risk.......   32

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................   33

Item 2.      Changes in Securities and Use of Proceeds.......................   33

Item 3.      Defaults Upon Senior Securities.................................   33

Item 4.      Submission of Matters to a Vote
             of Securities Holders...........................................   33

Item 5.      Other Information...............................................   33

Item 6.      Exhibits and Reports on Form 8-K................................   33

Signature....................................................................   34

Exhibit Index................................................................   35

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                MCI WORLDCOM, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited.  In Millions, Except Share Data)

                                                                                                  September 30,    December 31,
                                                                                                       1999            1998
                                                                                                  -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $   307         $ 1,710
  Accounts receivable, net of allowance for bad debts of $1,102 in 1999 and $897 in 1998            5,240           5,226
  Deferred tax asset                                                                                2,602           2,523
  Other current assets                                                                              1,558           1,180
                                                                                                  -------         -------
     Total current assets                                                                           9,707          10,639
                                                                                                  -------         -------
Property and equipment:
  Transmission equipment                                                                           13,092          12,052
  Communications equipment                                                                          5,905           5,256
  Furniture, fixtures and other                                                                     6,582           5,986
  Construction in progress                                                                          4,378           3,080
                                                                                                  -------         -------
                                                                                                   29,957          26,374
  Accumulated depreciation                                                                         (4,056)         (2,067)
                                                                                                  -------         -------
                                                                                                   25,901          24,307
                                                                                                  -------         -------
Goodwill and other intangible assets, net                                                          47,287          47,018
Other assets                                                                                        4,067           4,437
                                                                                                  -------         -------
                                                                                                  $86,962         $86,401
                                                                                                  =======         =======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                        $ 3,679         $ 4,756
  Accounts payable                                                                                  2,258           1,737
  Accrued line costs                                                                                3,982           3,903
  Accrued interest                                                                                    443             505
  Other current liabilities                                                                         5,191           5,128
                                                                                                  -------         -------
     Total current liabilities                                                                     15,553          16,029
                                                                                                  -------         -------
Long-term liabilities, less current portion:
  Long-term debt                                                                                   13,245          16,083
  Deferred tax liability                                                                            4,107           2,960
  Other liabilities                                                                                 1,576           1,852
                                                                                                  -------         -------
     Total long-term liabilities                                                                   18,928          20,895
                                                                                                  -------         -------
Commitments and contingencies

Minority interests                                                                                  2,366           3,676

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company and other
  mandatorily redeemable preferred securities                                                         798             798

Shareholders' investment:
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding:
    11,190,244 shares in 1999 and 11,643,002 shares in 1998 (liquidation preference of $1.00
    per share plus unpaid dividends)                                                                    -               -
  Preferred stock, par value $.01 per share; authorized: 34,905,008 shares in 1999 and
    1998; none issued                                                                                   -               -
  Common stock, par value $.01 per share; authorized: 5,000,000,000 shares; issued
    and outstanding: 1,880,219,054 shares in 1999 and 1,840,280,479 shares in 1998                     19              18
  Additional paid-in capital                                                                       51,294          49,544
  Retained earnings (deficit)                                                                      (1,811)         (4,473)
  Unrealized holding gain on marketable equity securities                                             357             122
  Cumulative foreign currency translation adjustment                                                 (357)            (23)
  Treasury stock, at cost, 4,510,211 shares in 1999 and 1998                                         (185)           (185)
                                                                                                  -------         -------
     Total shareholders' investment                                                                49,317          45,003
                                                                                                  -------         -------
                                                                                                  $86,962         $86,401
                                                                                                  =======         =======

The accompanying notes are an integral part of these statements.

                                                MCI WORLDCOM, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited.  In Millions, Except Per Share Data)

                                                                                  For the Three Months    For the Nine Months
                                                                                  Ended September 30,     Ended September 30,
                                                                                  --------------------    -------------------
                                                                                     1999        1998       1999       1998
                                                                                  --------     -------    --------    -------

Revenues                                                                            $9,186     $ 3,758     $27,131    $ 8,661
                                                                                    ------     -------     -------    -------
Operating expenses:
  Line costs                                                                         3,887       1,792      11,940      4,141
  Selling, general and administrative                                                2,040         902       6,530      1,904
  Depreciation and amortization                                                      1,057         469       3,200      1,099
  In-process research and development and other charges                                  -       3,227           -      3,725
                                                                                    ------     -------     -------    -------
    Total                                                                            6,984       6,390      21,670     10,869
                                                                                    ------     -------     -------    -------
Operating income (loss)                                                              2,202      (2,632)      5,461     (2,208)
Other income (expense):
  Interest expense                                                                    (214)       (141)       (710)      (351)
  Miscellaneous                                                                         28          14          44         36
                                                                                    ------     -------     -------    -------
Income (loss) before income taxes, minority interests and extraordinary items        2,016      (2,759)      4,795     (2,523)
Provision for income taxes                                                             797         174       1,992        462
                                                                                    ------     -------     -------    -------
Income (loss) before minority interests and extraordinary items                      1,219      (2,933)      2,803     (2,985)
Minority interests                                                                    (112)        (11)        (92)       (11)
                                                                                    ------     -------     -------    -------
Income (loss) before extraordinary items                                             1,107      (2,944)      2,711     (2,996)
Extraordinary items (net of income taxes of $78 in 1998)                                 -           -           -       (129)
                                                                                    ------     -------     -------    -------
Net income (loss)                                                                    1,107      (2,944)      2,711     (3,125)
Distributions on subsidiary trust and other mandatorily
 redeemable preferred securities                                                        16           3          48          3
Preferred dividend requirement                                                           -           -           -         13
                                                                                    ------     -------     -------    -------
Net income (loss) applicable to common shareholders                                 $1,091     $(2,947)    $ 2,663    $(3,141)
                                                                                    ======     =======     =======    =======
Earnings (loss) per common share:
  Net income (loss) applicable to common shareholders before extraordinary items:
    Basic                                                                           $ 0.58     $ (2.44)    $  1.43    $ (2.77)
                                                                                    ======     =======     =======    =======
    Diluted                                                                         $ 0.56     $ (2.44)    $  1.38    $ (2.77)
                                                                                    ======     =======     =======    =======
  Extraordinary items                                                               $    -     $     -     $     -    $ (0.12)
                                                                                    ======     =======     =======    =======
  Net income (loss) applicable to common shareholders:
    Basic                                                                           $ 0.58     $ (2.44)    $  1.43    $ (2.89)
                                                                                    ======     =======     =======    =======
    Diluted                                                                         $ 0.56     $ (2.44)    $  1.38    $ (2.89)
                                                                                    ======     =======     =======    =======

The accompanying notes are an integral part of these statements.


                                                MCI WORLDCOM, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited.  In Millions)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                             -------------------
                                                                                               1999       1998
                                                                                             -------     -------
Cash flows from operating activities:
Net income (loss)                                                                            $ 2,711   $(3,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Minority interests                                                                              92        11
  Extraordinary items                                                                              -       129
  In-process research and development and other charges                                            -     3,725
  Depreciation and amortization                                                                3,200     1,099
  Provision for losses on accounts receivable                                                    658       115
  Provision for deferred income taxes                                                          1,727       451
  Change in assets and liabilities, net of effect of business combinations:
    Accounts receivable                                                                         (977)     (753)
    Other current assets                                                                        (219)     (139)
    Accrued line costs                                                                           (47)     (397)
    Accounts payable and other current liabilities                                               528       383
  Other                                                                                          104       (20)
                                                                                             -------   -------
Net cash provided by operating activities                                                      7,777     1,479
                                                                                             -------   -------
Cash flows from investing activities:
  Capital expenditures                                                                        (5,839)   (3,267)
  Sale of short-term investments, net                                                              -        53
  Acquisitions and related costs                                                                (769)   (3,049)
  Increase in intangible assets                                                                 (528)      (96)
  Proceeds from sale of SHL                                                                    1,390         -
  Proceeds from disposition of long-term assets                                                1,516       146
  Increase in other assets                                                                    (1,301)     (270)
  Decrease in other liabilities                                                                 (265)     (305)
                                                                                             -------   -------
Net cash used in investing activities                                                         (5,796)   (6,788)
                                                                                             -------   -------
Cash flows from financing activities:
  Net change in credit facility and commercial paper program                                  (2,851)      835
  Borrowings                                                                                   1,000     6,100
  Principal payments on debt                                                                  (2,042)   (1,102)
  Common stock issuance                                                                          799       281
  Distributions on subsidiary trust and other mandatorily redeemable preferred securities        (48)       (3)
  Dividends paid on preferred stock                                                                -       (13)
                                                                                             -------   -------
Net cash provided by (used in) financing activities                                           (3,142)    6,098
Effect of exchange rate changes on cash                                                         (242)        -
                                                                                             -------   -------
Net increase (decrease) in cash and cash equivalents                                          (1,403)      789
Cash and cash equivalents at beginning of period                                               1,710       155
                                                                                             -------   -------
Cash and cash equivalents at end of period                                                   $   307   $   944
                                                                                             =======   =======

 The accompanying notes are an integral part of these statements.

                      MCI WORLDCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) General
-----------

References herein to the "Company" or "MCI WorldCom" refer to MCI WORLDCOM, Inc., a Georgia corporation, and its subsidiaries, which prior to September 15, 1998, was named WorldCom, Inc. ("WorldCom").

The financial statements included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") and the Company's Current Report on Form 8-K dated November 5, 1999 (filed November 5, 1999). The results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(B) Business Combinations
-------------------------

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

The purchase price in the MCI Merger was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $3.1 billion was allocated to in-process research and development ("IPR&D") and $1.7 billion to developed technology, which is being depreciated over 10 years on a straight-line basis. The remaining excess was allocated to goodwill and tradename, which are being amortized over 40 years on a straight-line basis.

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A. ("Embratel"), Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (U.S. $2.3 billion). The purchase price is being paid in local currency installments, of which R$1.06 billion (U.S. $916 million) was paid on August 4, 1998, R$795 million (U.S. $442 million) was paid on August 4, 1999, and the remaining R$795 million (U.S. $414 million at September 30, 1999) will be paid August 4, 2000. Embratel provides interstate long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are consolidated in the accompanying consolidated financial statements and are included from the date of the MCI Merger.

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

The purchase price in the CompuServe Merger and AOL Transaction was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $429 million was allocated to IPR&D. The remaining excess was recorded as goodwill, which is being amortized over 10 years on a straight-line basis.

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

The following unaudited pro forma combined results of operations for the Company for the nine months ended September 30, 1998, assumes that the MCI Merger was completed on January 1, 1998 (in millions, except per share data):

             Revenues                              $22,950
             Loss before extraordinary items        (2,985)
             Net loss                               (3,114)

             Loss per common share:
                Loss before extraordinary items    $ (1.68)
                Net loss                           $ (1.75)

These pro forma amounts represent the historical operating results of MCI combined with those of the Company with appropriate adjustments which give effect to an IPR&D charge of $3.1 billion in 1998, depreciation, amortization, interest and the common shares issued. These pro forma amounts do not include amounts with respect to the CompuServe Merger, AOL Transaction or Embratel prior to their respective business combination dates because they are individually, and in the aggregate, not material to MCI WorldCom. These pro forma amounts are not necessarily indicative of operating results which would have occurred if MCI had been operated by current management during the periods presented because these amounts do not reflect cost savings related to full network optimization and the redundant effect on operating, selling, general and administrative expenses.

(C) Earnings Per Share
----------------------

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, 1999 and 1998 (in millions, except per share data):

                                                               For the Three Months          For the Nine Months
                                                               Ended September 30,           Ended September 30,
                                                           ----------------------------  ---------------------------
                                                               1999            1998          1999           1998
                                                           ------------    ------------  ------------  -------------
Basic
-----
Income (loss) before extraordinary items                      $1,107         $(2,944)        $2,711        $(2,996)
Distributions on subsidiary trust and other mandatorily
  redeemable preferred securities                                 16               3             48              3
Preferred dividend requirement                                     -               -              -             13
                                                              ------         -------         ------        -------
Net income (loss) applicable to common shareholders
   before extraordinary items                                 $1,091         $(2,947)        $2,663        $(3,012)
                                                              ======         =======         ======        =======
Weighted average shares outstanding                            1,874           1,209          1,861          1,088
                                                              ======         =======         ======        =======
Basic earnings (loss) per share before extraordinary items    $ 0.58         $ (2.44)        $ 1.43        $ (2.77)
                                                              ======         =======         ======        =======
Diluted
-------
Net income (loss) applicable to common shareholders
  before extraordinary items                                  $1,091         $(2,947)        $2,663        $(3,012)
                                                              ======         =======         ======        =======

Weighted average shares outstanding                            1,874           1,209          1,861          1,088
Common stock equivalents                                          63               -             71              -
Common stock issuable upon conversion of preferred stock           1               -              1              -
                                                              ------         -------         ------        -------
Diluted shares outstanding                                     1,938           1,209          1,933          1,088
                                                              ======         =======         ======        =======
Diluted earnings (loss) per share before extraordinary items  $ 0.56         $ (2.44)        $ 1.38        $ (2.77)
                                                              ======         =======         ======        =======

(D) Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

Interest paid by the Company during the nine months ended September 30, 1999 and 1998, amounted to $853 million and $423 million, respectively. Income taxes paid during the nine months ended September 30, 1999 and 1998, were $56 million and $24 million, respectively. Additionally, Embratel paid interest and income taxes of approximately $33 million and $19 million, respectively, for the nine months ended September 30, 1999. In conjunction with business combinations during the nine months ended September 30, 1999 and 1998, assumed assets and liabilities were as follows (in millions):


                                                 1999          1998
                                              -----------  ------------

        Fair value of assets acquired            $   611      $ 21,590
        Excess of cost over net tangible           2,324        36,866
         assets acquired
        Liabilities assumed                       (1,938)      (22,147)
        Common stock issued                         (228)      (33,260)
                                                 -------      --------
        Net cash paid                            $   769      $  3,049
                                                 =======      ========

Acquisition and related costs for the nine months ended September 30, 1999 reflect additional costs related to the acquisitions that occurred in 1998 and smaller acquisitions completed during 1999.

(E) Comprehensive Income
------------------------

The following table reflects the calculation of comprehensive income (loss) for MCI WorldCom for the three and nine months ended September 30, 1999 and 1998 (in millions):

                                                                   For the Three Months            For the Nine Months
                                                                    Ended September 30,            Ended September 30,
                                                               -----------------------------  -----------------------------

                                                                   1999            1998            1999           1998
                                                               -------------   -------------  -------------  --------------

Net income (loss) applicable to common shareholders               $1,091          $(2,947)        $2,663         $(3,141)
Other comprehensive income (loss):
  Foreign currency translation gains/losses                          (29)              24           (334)             15
  Unrealized holding gains (losses):
    Unrealized holding gains (losses) during the period              (79)             (22)           458             (39)
    Reclassification adjustment for (gains) losses included
      in net income (loss)                                           (66)              49            (81)             36
                                                                  ------          -------         ------         -------
Other comprehensive income (loss) before tax                        (174)              51             43              12
Income tax (expense) benefit                                          55              (10)          (142)              1
                                                                  ------          -------         ------         -------
Other comprehensive income (loss)                                 $ (119)         $    41         $  (99)        $    13
                                                                  ------          -------         ------         -------
Comprehensive income (loss) applicable to common
  shareholders                                                    $  972          $(2,906)        $2,564         $(3,128)
                                                                  ======          =======         ======         =======

(F) Segment Information
-----------------------

Based on its organizational structure, the Company operates in five reportable segments: MCI WorldCom Communications, MCI WorldCom International Operations, Embratel, Operations and technology and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the geographic dispersion of their operations. MCI WorldCom Communications provides voice, data and other types of domestic communications services including Internet services. MCI WorldCom International Operations provides voice, data, Internet and other similar types of communications services to customers primarily in Europe. Embratel provides communications services in Brazil. Operations and technology includes network operations, information services, engineering and technology, and customer service. Other includes primarily the operations of MCI Systemhouse Corp. and SHL Systemhouse Co., former wholly owned subsidiaries of the Company (collectively, "SHL"), and other non-communications services.

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

Information about the Company's segments for the three and nine months ended September 30, 1999 and 1998, is as follows (in millions):

                                                        Revenues From External Customers
                                            ---------------------------------------------------------
                                                For the Three Months          For the Nine Months
                                                Ended September 30,           Ended September 30,
                                            ----------------------------  ---------------------------
                                                1999           1998            1999          1998
                                            -------------  -------------  --------------  -----------
MCI WorldCom Communications                       $8,068          $3,201        $23,340        $7,522
MCI WorldCom International Operations                464             302          1,241           802
Operations and technology                              -               -              -             -
Other                                                (10)             81            513           163
Corporate                                              -               -              -             -
                                                  ------          ------        -------        ------
Total before Embratel                             $8,522          $3,584        $25,094        $8,487
Embratel                                             689             174          2,091           174
Elimination of intersegment revenues                 (25)              -            (54)            -
                                                  ------          ------        -------        ------
Total                                             $9,186          $3,758        $27,131        $8,661
                                                  ======          ======        =======        ======

The following is a reconciliation of the segment information to income (loss) before income taxes, minority interests and extraordinary items for the three and nine months ended September 30, 1999 and 1998 (in millions):

                                                             For the Three Months           For the Nine Months
                                                              Ended September 30,            Ended September 30,
                                                        ------------------------------  ------------------------------
                                                             1999            1998            1999            1998
                                                        --------------  --------------  --------------  --------------
Revenues                                                       $9,186         $ 3,758         $27,131         $ 8,661
Operating expenses                                              6,984           6,390          21,670          10,869
                                                               ------         -------         -------         -------
Operating income (loss)                                         2,202          (2,632)          5,461          (2,208)
Other income (expense):
  Interest expense                                               (214)           (141)           (710)           (351)
  Miscellaneous                                                    28              14              44              36
                                                               ------         -------         -------         -------
Income (loss) before income taxes, minority interests
 and extraordinary items                                       $2,016         $(2,759)        $ 4,795         $(2,523)
                                                               ======         =======         =======         =======

(G) Debt
--------

On August 5, 1999, MCI WorldCom extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term pursuant to an Amended and Restated 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). The Facility C Loans together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement dated August 6, 1998 ("Facility A Loans"), provide MCI WorldCom with aggregate credit facilities of $10.75 billion (the "Credit Facilities"). The Credit Facilities provide liquidity support for the Company's commercial paper program and are available for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for a second successive 364-day term thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent.

Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, and which covenants do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At September 30, 1999, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

Additionally, in August 1999, the Company completed the private placement offering of $1.0 billion principal amount of floating rate notes due August 2000 (the "Floating Rate Notes"). Interest on the Floating Rate Notes is payable quarterly, equal to the London Interbank Offered Rate for the three-month U.S. dollar deposits plus 0.18%. The net proceeds of the offering were used to pay down debt under the Company's Credit Facilities and commercial paper program and for general corporate purposes.

In January 1999, the Company and one of its wholly owned subsidiaries redeemed all of its outstanding 9.375% Senior Notes due January 15, 2004 (the "Senior Notes"). Holders of the Senior Notes received 103.52% of the principal amount plus accrued and unpaid interest to January 15, 1999, of $46.875 per $1,000 aggregate principal amount of such Senior Notes. The total redemption cost of $743 million was obtained from available liquidity under the Company's Credit Facilities and commercial paper program. The Company recorded a $28 million charge related to the redemption.

In March 1999, $300 million and $200 million of MCI senior notes, with interest rates of 6.25% and 6.37%, respectively, matured. The funds utilized to repay the maturing MCI senior notes were obtained from available liquidity under the Company's Credit Facilities and commercial paper program.

The following table sets forth the outstanding debt of the Company as of September 30, 1999 (in millions):

                                                                      Excluding
                                                                      Embratel          Embratel        Consolidated
                                                                   --------------    -------------     --------------
Commercial paper and Credit Facilities                                 $ 1,735          $    -             $ 1,735
Floating rate notes due 2000                                             1,000               -               1,000
6.13% - 6.95% Notes Due 2001 - 2028                                      6,100               -               6,100
7.55% - 7.75% Notes Due 2004 - 2027                                      2,000               -               2,000
8.88% Senior Notes Due 2006                                                672               -                 672
7.13% - 8.25% MCI Senior Debentures Due 2023 - 2027                      1,439               -               1,439
6.13% - 7.50% MCI Senior Notes Due 2000 - 2012                           2,145               -               2,145
Note payable due 2000                                                        -             414                 414
Capital lease obligations (maturing through 2002)                          503               -                 503
Other debt (maturing through 2008)                                         295             621                 916
                                                                       -------          ------             -------
                                                                       $15,889          $1,035             $16,924
Less: Short-term debt and current maturities of long-term debt          (3,124)           (555)             (3,679)
                                                                       -------          ------             -------
                                                                       $12,765          $  480             $13,245
                                                                       =======          ======             =======

(H) Contingencies
------------------

The Company is involved in legal and regulatory proceedings generally incidental to its business and has included loss contingencies in other current liabilities and other liabilities for certain of these matters. In some instances, rulings by federal and some state regulatory authorities may result in increased operating costs to the Company. Except as described herein, and while the results of these various legal and regulatory matters contain an element of uncertainty, based on information currently available, MCI WorldCom believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

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

In implementing the Telecommunications Act of 1996 (the "Telecom Act"), the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILECs' retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). Thereafter, the Eighth Circuit held that constitutional challenges to various practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") were premature; it vacated, however, significant portions of the FCC's nationwide pricing rules and an FCC rule requiring that unbundled network elements be provided on a combined basis. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements must be provided by ILECs to new entrants. On September 15, 1999, the FCC announced its intention to promulgate a new unbundling rule that will require two additional network elements, as well as most of the previously identified elements, to be made available to new entrants. The Eighth Circuit is now considering the ILECs' challenges to the substance of pricing rules which it previously had found to be premature.

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

On May 21, 1999, the United States Court of Appeals for the District of Columbia Circuit remanded to the FCC its recent decision to adjust its price cap regulation of ILECs to require access charges to fall 6.5% per year adjusted for inflation. On June 22, 1999, that Court stayed the effect of its decision pending a further order by the FCC justifying or modifying its decision in response to the Court's opinion. On November 4, 1999, the FCC's decision allowing price-cap regulated ILECs to offer customer specific pricing in contract tariffs took effect. Price-cap regulated ILECs can now offer access arrangements with contract-type pricing in competition with long distance carriers who have previously been able to offer contract-type pricing for access arrangements. As ILECs experience increasing competition in the local services market, the FCC will grant increased pricing flexibility and relax tariffing requirements for access services. The FCC is also conducting a proceeding to consider additional pricing flexibility for a wider range of access services.

On May 27, 1999, the FCC amended its prior universal service decisions in two significant respects. First, the FCC raised the funding level for universal service support to schools and libraries to $2.25 billion per year, the current maximum that FCC rules allow. This brings the total amount of federal universal service funds collected from telecommunications carriers to slightly less than $4.0 billion in the current year. Second, the FCC modified its approach to subsidizing non-rural high cost areas by rejecting its prior approach of sizing the subsidy based on forward-looking cost models, and instead adopted a more complex approach that the FCC said it hoped would produce a small high cost fund. On November 2, 1999, the FCC released a further universal service order, which provides for federal support for non-rural high cost areas. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued a decision reversing and vacating in part portions of a May 1997 FCC universal service decision. Among other things, the Court held that the FCC may collect universal service subsidies from interstate carriers based only on interstate revenues, and that the FCC could not force the ILECs to recover their universal service contributions through interstate access charges. On November 1, 1999, the FCC implemented the Court's decision. ILEC interstate access charges decreased by approximately $400 million, and direct universal service assessments on interstate carriers such as MCI WorldCom increased by $700 million.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of this Act, apply fully to so-called "advanced telecommunications services," such as Digital Subscriber Line ("DSL"). US West Communications Group appealed this order to the United States Court of Appeals for the District of Columbia Circuit. At the request of the FCC, the court has remanded the case for further administrative proceedings. In a companion notice to the original order, the FCC sought comment on how to implement Section 706 of the Telecom Act, which directs the FCC to (1) encourage the deployment of advanced telecommunications capability to Americans on a reasonable and timely basis, and (2) complete an inquiry concerning the availability of such services no later than February 8, 1999. The Commission's rulemaking notice included a proposal that, if adopted, would allow the ILECs the option of providing advanced services via a separate subsidiary free from the unbundling and resale obligations of Section 251(c), as well as other dominant carrier regulatory requirements.

In early February 1999, the FCC issued its report to Congress, concluding that the deployment of advanced services is proceeding at a reasonable and timely pace. The FCC has not yet issued its Section 706 rulemaking order.

In February 1999, the FCC adopted new rules expanding the rights of CLECs to collocate equipment within ILEC-owned facilities. In that same order, the FCC sought public comments on its tentative conclusion that loop spectrum standards should be set in a competitively neutral process. The FCC also tentatively concluded that ILECs should be required to share primary telephone lines with CLECs, and sought comments on various technical, operational, pricing, and other issues. As of November 5, 1999, the FCC has not yet issued a decision in this proceeding. The ILECs have appealed the February 1999 collocation order to the United States Court of Appeals for the District of Columbia Circuit.

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, approximately thirty PUCs issued orders unanimously finding that carriers, including MCI WorldCom, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many have filed new cases at the PUCs or in court. Moreover, MCI WorldCom has appealed the FCC's order to the Court of Appeals for the District of Columbia Circuit. Oral argument in that appeal is set for November 22, 1999. MCI WorldCom cannot predict either the outcome of these appeals and the FCC's rulemaking proceeding or whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of operations.

Several bills have been introduced during the 106th Congress that would exclude the transmission of data services or high-speed Internet access from the Telecom Act's bar on the transmission of in-region interLATA services by the Bell Operating Companies ("BOCs"). These bills also would make it more difficult for competitors to resell the high-speed Internet access services of the ILECs or to lease some of the network components used for the provision of such services.

In 1996 and in 1997, the FCC issued decisions that would require non-dominant telecommunications carriers to eliminate interstate service tariffs, except in limited circumstances. MCI WorldCom has challenged this decision in the U.S. Court of Appeals for the District of Columbia Circuit, and has successfully obtained a stay of the FCC's decision. MCI WorldCom's appeal has been held in abeyance pending FCC action with respect to petitions for reconsideration. The FCC recently issued an order addressing those petitions for reconsideration, briefing of the appeal is ongoing, and oral argument has been scheduled for March 14, 2000. MCI WorldCom cannot predict the ultimate outcome of its appeal. Should the FCC prevail, MCI WorldCom could no longer rely on its federal tariff to limit liability or to establish its interstate rates for customers. Under the FCC's decision, MCI WorldCom would need to develop a means to contract individually with its millions of customers in order to establish lawfully enforceable rates.

In 1997 and 1998, the FCC rejected five applications filed by BOCs to provide in-region long distance service in competition with long distance carriers. Pursuant to the Telecom Act, BOCs must file, in each state in their service area, an application conforming to the requirements of Section 271 of the Telecom Act if they wish to offer in-region long distance service. Among other things, the applications must demonstrate that the BOC has met a 14-point competitive checklist to open its local network to competition and demonstrate that the application is in the public interest. SBC Corporation in Texas announced its intention to file an application in 1999. Bell Atlantic Corporation in New York filed its application with the FCC on October 19, 1999. Bell Atlantic's is the first application to have been subjected to rigorous operational testing of readiness to meet the Section 271 requirements. On November 1, 1999, the Department of Justice filed its evaluation of the application, noting several issues that indicate that Bell Atlantic has not met the checklist requirements. The FCC must reach its decision on applications within 90 days from the date they are filed.

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

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization member countries. These rules allow such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to United States rules. On January 12, 1999, the FCC's benchmark rules were upheld in their entirety by the U.S. Court of Appeals for the District of Columbia Circuit. On March 11, 1999, the District of Columbia Circuit denied petitions for rehearing of the case.

In April 1999, the FCC modified its rules to permit United States international carriers to exchange international public switched voice traffic on many routes to and from the United States outside of the traditional settlement rate and proportionate return regimes.

On June 3, 1999, the FCC enforced the benchmark rates on two non-compliant routes. Settlement rates have fallen to the benchmarks or below on many other routes.

Although the FCC's new policies and implementation of the WTO Agreement may result in lower settlement payments by MCI WorldCom to terminate international traffic, there is a risk that the payments that MCI WorldCom will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of MCI WorldCom. The Company may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

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

At least nine class action complaints have been filed that arise out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications
                  -------------------------------------------------------------
Corp., and allege that MCI WorldCom has improperly charged "Pre-Subscribed"
-----
customers "Non-Subscriber" or so-called "casual" rates for certain direct-dialed calls. Plaintiffs further challenge MCI WorldCom's credit policies for this "non-subscriber" traffic. Plaintiffs assert that MCI WorldCom's conduct violates the Communications Act and various state laws; they seek rebates to all affected customers, punitive damages and other relief. In response to a motion filed by MCI WorldCom, the Judicial Panel on Multi-District Litigation has consolidated these matters in the United States District Court for the Southern District of Illinois. The Company has moved to dismiss the state law claims and for an order staying the Communications Act claims pending the FCC's resolution of MCI WorldCom's outstanding motion for reconsideration.

On September 3, 1998, WorldCom and MCI entered into a Stock Purchase Agreement ("SPA") with Cable & Wireless plc and Cable & Wireless Internet Holdings, Inc. (collectively, "C&W"), pursuant to which MCI sold the iMCI business to C&W. That transaction closed on September 14, 1998, simultaneously with the closing of the MCI Merger.

On February 18, 1999, pursuant to the indemnity provisions of the SPA, C&W notified MCI WorldCom that it was claiming that MCI WorldCom had breached representations and warranties in, and had failed to comply with other provisions of, the SPA. C&W alleged that it had suffered damages of approximately $1.16 billion. MCI WorldCom advised C&W on March 19, 1999, that the Company denies these allegations.

On March 31, 1999, C&W filed a complaint against MCI WorldCom in the United States District Court for the District of Delaware, alleging that MCI WorldCom had breached the SPA. In the lawsuit, C&W seeks unspecified damages and specific performance. On May 11, 1999, MCI WorldCom filed a motion to stay the litigation and to compel compliance with the dispute resolution/arbitration provisions in the SPA and affiliated agreements. On July 12, 1999, the district court entered an order compelling C&W to comply with the dispute resolution/arbitration provisions of the SPA and affiliated agreements with respect to five of the 11 claims in its complaint and denying a stay of the action. On July 29, 1999, the district court set a trial date of September 12, 2000. On July 30, 1999, MCI WorldCom filed an answer denying C&W's claims and asserting four counterclaims that alleged that C&W breached the SPA and its duty of good faith and fair dealing.

On September 10, 1999, C&W commenced an arbitration against MCI WorldCom before the arbitration firm, J.A.M.S./Endispute. In its Notice of Claims filed on September 20, 1999, C&W asserted the claims dismissed from the Delaware action as well as certain other disputes between the companies. On October 4, 1999, MCI WorldCom responded to the Notice of Claims by denying all of C&W's claims and asserting six counterclaims that alleged contractual breaches by C&W. A hearing is currently scheduled to begin December 8, 1999.

(I)  Subsequent Event - SkyTel Merger
-------------------------------------

On October 1, 1999, MCI WorldCom acquired SkyTel Communications, Inc., a Delaware corporation ("SkyTel"), pursuant to the merger (the "SkyTel Merger") of SkyTel with and into Empire Merger Inc. ("Acquisition Subsidiary"), a wholly owned subsidiary of MCI WorldCom. Upon consummation of the SkyTel Merger,
Acquisition Subsidiary was renamed SkyTel Communications, Inc.   SkyTel is a
leading provider of nationwide messaging services in the United States.
SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

As a result of the SkyTel Merger, each outstanding share of SkyTel common stock was converted into the right to receive 0.2566 shares of MCI WorldCom Common Stock, or 15.5 million MCI WorldCom common shares in the aggregate. Holders of SkyTel's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "SkyTel Preferred Stock") received one share of MCI WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "MCI WorldCom Preferred Stock") for each share of SkyTel Preferred Stock held. The MCI WorldCom Preferred Stock is convertible into MCI WorldCom Common Stock on a basis that gives effect to the exchange ratio in the SkyTel Merger and otherwise has substantially the same terms as the SkyTel Preferred Stock. The SkyTel Merger is being accounted for under the pooling-of-interests method.

SkyTel's net loss for the three and nine month periods ended September 30, 1999 and 1998, has been restated due to the anticipated utilization of previously reserved net operating losses as a result of the SkyTel Merger. Separate and combined results of operations are as follows (in millions, except per share data):

                                                             For the Three Months            For the Nine Months
                                                              Ended September 30,            Ended September 30,
                                                        ------------------------------  ------------------------------
                                                             1999            1998            1999            1998
                                                        --------------  --------------  --------------  --------------
Revenues:
    MCI WorldCom                                               $9,186         $ 3,758         $27,131         $ 8,661
    SkyTel                                                        141             133             422             380
    Intercompany elimination                                      (20)            (20)            (59)            (57)
                                                               ------         -------         -------         -------
    Combined                                                   $9,307         $ 3,871         $27,494         $ 8,984
                                                               ======         =======         =======         =======
Net income (loss) before extraordinary items and
 cumulative effect of a change in accounting
 principle:
    MCI WorldCom                                               $1,091         $(2,947)        $ 2,663         $(3,012)
    SkyTel                                                        (12)             (5)             (6)            (24)
                                                               ------         -------         -------         -------
    Combined                                                   $1,079         $(2,952)        $ 2,657         $(3,036)
                                                               ======         =======         =======         =======
Combined earnings (loss) per share before
 extraordinary items and cumulative effect of a
 change in accounting principle:
    Basic                                                      $ 0.57         $ (2.41)        $  1.42         $ (2.75)
    Diluted                                                      0.55           (2.41)           1.36           (2.75)

(J)  Subsequent Event - Sprint Merger Agreement
-----------------------------------------------

On October 5, 1999, MCI WorldCom announced that it had entered into an Agreement and Plan of Merger dated as of October 4, 1999 (the "Merger Agreement"), between MCI WorldCom and Sprint Corporation ("Sprint"). Under the terms of the Merger Agreement, Sprint shall be merged with and into MCI WorldCom (the "Sprint Merger").

Sprint is a diversified telecommunications company, providing long distance, local and wireless communications services. Sprint's business is organized in two groups: the Sprint PCS group and the Sprint FON group. Sprint built and operates the United States' first nationwide all-digital, fiber-optic network and is a leader in advanced data communications services. Sprint has $17 billion in annual revenues and serves more than 20 million business and residential customers.

Under the Merger Agreement, each outstanding share of Sprint's FON common stock will be exchanged for $76.00 of MCI WorldCom Common Stock, subject to a collar. In addition, each share of Sprint's PCS common stock will be exchanged for one share of a new MCI WorldCom PCS tracking stock and 0.1547 shares of MCI WorldCom Common Stock. The terms of the MCI WorldCom PCS tracking stock will be virtually identical to the terms of Sprint's PCS common stock and will be designed to track the performance of the PCS business of the surviving company in the Sprint Merger. Holders of shares of the other classes or series of Sprint capital stock will receive one share of a class or series of the Company's capital stock with virtually identical terms, which will be established in connection with the Sprint Merger, for each share of Sprint capital stock that they own. Sprint will redeem for cash each outstanding share of the Sprint first and second series preferred stock before completion of the Sprint Merger. The Sprint Merger, valued at approximately $129 billion, will be accounted for as a purchase and will be tax-free to Sprint stockholders.

The actual number of shares of MCI WorldCom Common Stock to be exchanged for each share of Sprint's FON common stock will be determined based on the average trading prices of MCI WorldCom Common Stock prior to the closing, but will not be less than 0.9400 shares (if MCI WorldCom's average stock price equals or exceeds $80.85) or more than 1.2228 shares (if MCI WorldCom's average stock price equals or is less than $62.15).

Consummation of the Sprint Merger is subject to various conditions set forth in the Merger Agreement, including the adoption of the Merger Agreement by stockholders of Sprint, the approval of the Sprint Merger by shareholders of MCI WorldCom, the approval of the issuance of MCI WorldCom capital stock in the Sprint Merger by shareholders of MCI WorldCom, certain U.S. and foreign regulatory approvals and other customary conditions. It is anticipated that the Sprint Merger will close in the second half of 2000.

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

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: (1) whether the Sprint Merger is completed and the ability to integrate the operations of the Company and Sprint, including their respective products and services; (2) the effects of vigorous competition in the markets in which the Company operates; (3) the impact of technological change on the Company's businesses, new entrants and alternative technologies in the Company's business and dependence on the availability of transmission facilities; (4) uncertainties associated with the success of acquisitions and the integration thereof; (5) risks of international business; (6) regulatory risks, including the impact of the Telecom Act; (7) contingent liabilities; (8) the impact of competitive services and pricing; (9) risks associated with year 2000 uncertainties and Euro conversion efforts; (10) risks associated with debt service requirements and interest rate fluctuations; (11) the Company's degree of financial leverage; and (12) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-K.

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

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 1999, and 1998, after giving effect to the BFP Merger, which was accounted for as a pooling-of-interests. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-K and the Company's Current Report on Form 8-K dated November 5, 1999 (filed November 5, 1999).

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

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel, Brazil's only facilities-based national communications provider, for approximately R$2.65 billion (U.S. $2.3 billion). The purchase price is being paid in local currency installments of which R$1.06 billion (U.S. $916 million) was paid on August 4, 1998, R$795 million (U.S. $442 million) was paid August 4, 1999 with the remaining R$795 million (U.S. $414 million at September 30, 1999) to be paid August 4, 2000. Embratel provides interstate long distance and international telecommunications services, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services. Operating results for Embratel are included from the date of the MCI Merger.

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

On January 31, 1998, MCI WorldCom also acquired ANS from AOL and has entered into five year contracts with AOL under which MCI WorldCom and its subsidiaries will provide network services to AOL. As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services Division and received a $175 million cash payment from MCI WorldCom. MCI WorldCom retained the CompuServe Network Services division. ANS provides Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan. The AOL Transaction was accounted for as a purchase, accordingly, operating results for ANS have been included from the date of acquisition.

In connection with the above business combinations, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger.

Management expects to continue supporting these research and development ("R&D") efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the R&D projects due to uncertainties in developing new technologies, risks of delays, product defects, changing customer needs, competitive product and service offerings, emerging industry standards, changing technology and other factors. The Company cannot give any assurance that any R&D programs will meet with either technological or commercial success.

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

On October 1, 1999, MCI WorldCom, through a wholly owned subsidiary, merged with SkyTel in a transaction accounted for as a pooling-of-interests. SkyTel is a leading provider of nationwide messaging services in the United States.
SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

On October 5, 1999, MCI WorldCom announced that it had entered into the Merger Agreement with Sprint. Sprint is a diversified telecommunications company, providing long distance, local and wireless communications services. Sprint's business is organized in two groups: the Sprint PCS group and the Sprint FON group. Sprint built and operates the United States' first nationwide all-digital, fiber-optic network and is a leader in advanced data communications services. Sprint has $17 billion in annual revenues and serves more than 20 million business and residential customers.

Under the Merger Agreement, each outstanding share of Sprint's FON common stock will be exchanged for $76.00 of MCI WorldCom Common Stock, subject to a collar. In addition, each share of Sprint's PCS common stock will be exchanged for one share of a new MCI WorldCom PCS tracking stock and 0.1547 shares of MCI WorldCom Common Stock. The terms of the MCI WorldCom PCS tracking stock will be virtually identical to the terms of Sprint's PCS common stock and will be designed to track the performance of the PCS business of the surviving company in the Sprint Merger. Holders of shares of the other classes or series of Sprint capital stock will receive one share of a class or series of the Company's capital stock with virtually identical terms, which will be established in connection with the Sprint Merger, for each share of Sprint capital stock that they own. Sprint will redeem for cash each outstanding share of the Sprint first and second series preferred stock before completion of the Sprint Merger. The Sprint Merger, valued at approximately $129 billion, will be accounted for as a purchase and will be tax-free to Sprint stockholders.

The actual number of shares of MCI WorldCom Common Stock to be exchanged for each share of Sprint's FON common stock will be determined based on the average trading prices of MCI WorldCom Common Stock prior to the closing, but will not be less than 0.9400 shares (if MCI WorldCom's average stock price equals or exceeds $80.85) or more than 1.2228 shares (if MCI WorldCom's average stock price equals or is less than $62.15).

Consummation of the Sprint Merger is subject to various conditions set forth in the Merger Agreement, including the adoption of the Merger Agreement by stockholders of Sprint, the approval of the Merger by shareholders of MCI WorldCom, the approval of the issuance of MCI WorldCom capital stock in the Merger by shareholders of MCI WorldCom, certain U.S. and foreign regulatory approvals and other customary conditions. It is anticipated that the Sprint Merger will close in the second half of 2000. Additionally, if the Sprint Merger is consummated, the integration and consolidation of Sprint would require substantial management and financial resources and involve a number of significant risks, including potential difficulties in assimilating the technologies and services of Sprint and in achieving anticipated synergies and cost reductions.

The Company's strategy is to further develop as a fully integrated telecommunications company positioned to take advantage of growth opportunities in global telecommunications. Consistent with this strategy, the Company believes that transactions such as the MCI Merger, the CompuServe Merger, the AOL Transaction, the SkyTel Merger and, if consummated, the Sprint Merger, enhance the combined entity's opportunities for future growth, create a stronger competitor in the changing telecommunications industry and allow provision of end-to-end bundled services over global networks, which will provide new or enhanced capabilities for the Company's residential and business customers. In particular, the Company believes that if consummated, the Sprint Merger will enable the combined company to: (i) offer a unique broadband access alternative to both cable and traditional telephony providers in the United States through a combination of digital subscriber line facilities and fixed wireless access using the combined company's "wireless cable" spectrum; (ii) continue to lead the industry with innovative service offerings for consumer and business customers; and (iii) continue as an effective competitor in the wireless market in the United States.

Results of Operations

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its revenues for the three and nine months ended September 30, 1999 and 1998:

                                                                   For the Three Months           For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                              -----------------------------  -----------------------------

                                                                  1999            1998           1999            1998
                                                              -------------  --------------  -------------  --------------
Revenues....................................................        100%           100%            100%           100%
Line costs..................................................        42.3           47.7            44.0           47.8
Selling, general and administrative.........................        22.2           24.0            24.1           22.0
Depreciation and amortization...............................        11.5           12.5            11.8           12.7
In-process research and development and other charges.......           -           85.9               -           43.0
                                                                    ----          -----            ----          -----
Operating income (loss).....................................        24.0          (70.0)           20.1          (25.5)
Other income (expense):
  Interest expense..........................................        (2.3)          (3.8)           (2.6)          (4.1)
  Miscellaneous.............................................         0.3            0.4             0.2            0.4
                                                                    ----          -----            ----          -----
Income (loss) before income taxes, minority interests and
 extraordinary items........................................        22.0          (73.4)           17.7          (29.2)

Provision for income taxes..................................         8.7            4.6             7.4            5.3
                                                                    ----          -----            ----          -----
Net income (loss) before minority interests and
 extraordinary items........................................        13.3          (78.0)           10.3          (34.5)

Minority interests..........................................        (1.2)          (0.3)           (0.3)          (0.1)
Extraordinary items.........................................           -              -               -           (1.5)
Distributions on subsidiary trust and other mandatorily
 redeemable preferred securities............................         0.2            0.1             0.2              -

Preferred dividend requirement..............................           -              -               -            0.2
                                                                    ----          -----            ----          -----
Net income (loss) applicable to common shareholders.........        11.9%         (78.4%)           9.8%         (36.3%)
                                                                    ====          =====            ====          =====

Three and nine months Ended September 30, 1999  vs.
 Three and nine months Ended September 30, 1998

Revenues for the three months ended September 30, 1999, increased 144% to $9.2 billion as compared to $3.8 billion for the three months ended September 30, 1998. For the nine months ended September 30, 1999, revenues increased 213% to $27.1 billion versus $8.7 billion for the same period in the prior year. The increase in total revenues is attributable to the MCI Merger and Embratel acquisition as well as internal growth. Results include MCI and Embratel operations from September 14, 1998, and CompuServe Network Services and ANS from February 1, 1998.

Actual reported revenues by category for the three and nine months ended September 30, 1999, and 1998 reflect the following changes by category (dollars in millions):

                                            Three Months Ended September 30,              Nine Months Ended September 30,
                                       --------------------------------------------  -------------------------------------------
                                           Actual         Actual         Percent        Actual         Actual         Percent
                                            1999           1998          Change          1999           1998          Change
                                       --------------  -------------  -------------  -------------  -------------  -------------
Revenues
  Voice                                    $5,206          $1,877            177        $15,391         $4,247            262
  Data                                      1,938             735            164          5,431          1,768            207
  Internet                                    924             589             57          2,518          1,507             67
  International                               464             302             54          1,241            802             55
                                           ------          ------            ---        -------         ------          -----
Communications services                     8,532           3,503            144         24,581          8,324            195
  Other                                       (10)             81             NM            513            163            215
                                           ------          ------            ---        -------         ------          -----
Total revenues before Embratel              8,522           3,584            138         25,094          8,487            196
  Embratel                                    689             174            296          2,091            174          1,102
  Elimination of intersegment revenues        (25)              -             NM            (54)             -             NM
                                           ------          ------            ---        -------         ------          -----
Total reported revenues                    $9,186          $3,758            144        $27,131         $8,661            213
                                           ======          ======            ===        =======         ======          =====

The following table provides supplemental pro forma detail for MCI WorldCom revenues. Since actual results for the nine months ended September 30, 1998, only reflect the operations of MCI after September 14, 1998, and eight months of CompuServe Network Services and ANS, the pro forma results are more indicative of internal growth for the combined company. The pro forma revenues, excluding Embratel, for the three and nine months ended September 30, 1999 and 1998, reflect the following changes by category (dollars in millions):

                                    Three Months Ended September 30,              Nine Months Ended September 30,
                              --------------------------------------------  --------------------------------------------
                                  Actual         Actual         Percent        Actual         Actual         Percent
                                   1999           1998          Change          1999           1998           Change
                              --------------  -------------  -------------  -------------  -------------  --------------
Revenues
 Voice                            $5,206          $4,907              6        $15,391        $14,483              6
 Data                              1,938           1,520             28          5,431          4,211             29
 Internet                            924             589             57          2,518          1,588             59
 International                       464             302             54          1,241            802             55
                                  ------          ------             --        -------        -------            ---
Communications services            8,532           7,318             17         24,581         21,084             17
  Other                              (10)            356             NM            513          1,323            (61)
                                  ------          ------             --        -------        -------            ---
Total revenues                    $8,522          $7,674             11        $25,094        $22,407             12
                                  ======          ======             ==        =======        =======            ===

The following discusses the revenue increases for the three and nine month periods ended September 30, 1999, as compared to pro forma results for the comparable prior year period. The pro forma revenues assume that the MCI Merger, CompuServe Merger and the AOL Transaction occurred at the beginning of 1998. These pro forma revenues do not include Embratel or the iMCI Business that was sold. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MCI Merger, Embratel transaction and internal growth of the Company.

Voice revenues for the third quarter and the nine month period ended September 30, 1999, experienced six percent pro forma increases over the prior year pro forma amounts, driven by a gain of 10% and 9% in traffic, respectively, as a result of customers purchasing "all-distance" voice services from the Company. This marketing, combined with aggressive pricing in both consumer and business markets also contributed to this favorable performance, as traffic volume gains more than offset pricing declines. These volume and revenue gains were offset partially by anticipated year-over-year declines in carrier wholesale traffic. Implementation of access charge reforms along with declining network costs facilitated the reduction in pricing, without impacting gross margins. Voice revenues include both long distance and local domestic switched revenues.

Data revenues for the three and nine months ended September 30, 1999, increased 28% and 29%, respectively, over the same pro forma period of the prior year. During the quarter, the Company experienced intermittent service interruptions on one of its frame relay network platforms. The Company credited all customers on this platform at a rate of two days of service for every one day of possible service disruption. This resulted in a $29 million non-recurring impact on data revenues, which has been separately included as an offset to other revenues. Data includes both long distance and local dedicated bandwidth sales. The revenue growth for data services continued to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth was not only being fueled by connectivity demands, but also by applications that have become more strategic, far reaching and complex; additionally, bandwidth consumption has driven an acceleration in growth for higher capacity circuits. As of September 30, 1999, the Company had approximately 26.4 million domestic local voice grade equivalents and approximately 37,000 buildings in the United States connected over its high-capacity circuits. Domestic local route miles of connected fiber exceed 8,000 and domestic long distance route miles exceed 47,000.

Internet revenues for the three and nine months ended September 30, 1999, increased 57% and 59%, respectively, over the prior year pro forma amounts. Growth was driven by both dial up and dedicated connectivity to the Internet as more and more business customers have migrated their data networks and applications to Internet-based technologies. The Company has increased its global Internet network to capacities as high as OC-48 in response to the increasing backbone transport requirements of both its commercial and wholesale accounts. The Company's dial access network has grown over 80% to 1.4 million modems, compared with the same period in the prior year. MCI's Internet revenues for 1998 have been excluded from the above table, due to the divestiture of the iMCI Business on September 14, 1998.

International revenues - those revenues originating outside of the United States, excluding Embratel - for the third quarter of 1999 were $464 million, an increase of 54% as compared with $302 million for the same pro forma period of the prior year. For the nine month period ended September 30, 1999, international revenues increased 55% to $1.2 billion versus $802 million for the same period of the prior year. In July 1998, the Pan-European network was commissioned for service and, along with the Gemini undersea cable, now provides MCI WorldCom the capability to connect from end-to-end over 8,500 buildings in Europe all over its own high-capacity circuits.

The Pan-European networks and newly constructed national networks in the U.K., France, Germany and Belgium drove higher growth of enhanced data sales internationally. The resulting revenue mix shift is expected to contribute to improved margins in spite of the competitive pricing environment.

Other revenues which, prior to April 1999, primarily consisted of the operations of SHL, were $19 million, before being impacted by the frame relay service credits of $29 million for the third quarter of 1999. For the nine month period ended September 30, 1999, other revenues decreased 61% to $513 million versus $1.3 billion for the same period of the prior year. In April 1999, the Company completed the sale of SHL to EDS for $1.39 billion in cash. Additionally, in October 1999, the Company and EDS finalized dual outsourcing agreements which are expected to capitalize on the individual strengths of each company, as discussed below under "Liquidity and Capital Resources."

The following discusses the actual results of operations for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998.

Line costs.   Line costs as a percentage of revenues for the third quarter of
1999 were 42.3% as compared to 47.7% reported for the same period of the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 44.0% as compared to 47.8% reported for the same period of the prior year. Overall decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MCI, CompuServe Network Services and ANS into the Company's operations. Additionally, access charge reductions that occurred in January 1999 and July 1999 reduced total line cost expense by approximately $93 million for the third quarter of 1999 and $259 million for the nine months ended September 30, 1999. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by over half a percentage point for both the third quarter of 1999 and the nine month period ended September 30, 1999. The Company anticipates that line costs as a percentage of revenues may continue to decline as a result of synergies and economies of scale resulting from network efficiencies achieved from the continued assimilation of the former MCI and WorldCom networks. Additionally, local revenues have increased rapidly to date and line costs related to local are primarily fixed in nature leading to lower line costs as a percentage of revenues.

Selling, general and administrative.   Selling, general and administrative
expenses for the third quarter of 1999 were $2.0 billion or 22.2% of revenues as compared to $902 million or 24.0% of revenues for the third quarter of 1998. On a year-to-date basis, these expenses increased to $6.5 billion or 24.1% of revenues from $1.9 billion or 22.0% of revenues reported for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 1999, reflects the Company's expanding operations, primarily through the MCI Merger. The Company expects to achieve additional selling, general and administrative synergies in connection with the MCI Merger through the further assimilation of MCI into the Company's strategy of cost control. However, as revenues are impacted by the pass through of access charge reductions, selling, general and administrative expenses as a percentage of revenues may increase.

Depreciation and amortization.   Depreciation and amortization expense for the
third quarter of 1999 increased to $1.1 billion or 11.5% of revenues from $469 million or 12.5% of revenues for the comparable quarter of 1998. On a year-to-date basis, this expense increased to $3.2 billion or 11.8% of revenues from $1.1 billion or 12.7% of revenues for the comparable 1998 period. These increases reflect increased amortization and depreciation associated with the MCI Merger, CompuServe Merger and AOL Transaction as well as additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

In-process research and development and other charges. In the first quarter of 1998, the Company recorded a pre-tax charge of $38 million for employee severance, alignment charges, loss contingencies and direct merger costs associated with the BFP Merger and $31 million for the write-down of a permanently impaired asset. Additionally, in the third quarter of 1998, the Company recorded a pre-tax charge of $127 million primarily in connection with the MCI Merger. The third quarter 1998 charge included severance costs associated with the termination of certain employees which was completed in the first quarter of 1999. Also included are other exit activities which include exit costs under long-term commitments and certain asset write-downs.

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

In connection with the MCI Merger, the Company made allocations of the purchase price to acquired IPR&D totaling $3.1 billion in the third quarter of 1998. The in-process technology acquired in the MCI Merger consisted of seventy significant R&D projects grouped into six categories including R&D related to an all-optical network, R&D related to data transmission service/other transmission efforts, next generation tools, specific new customer care capabilities, R&D related to local services and new products and services. These projects were all targeted at: (1) developing and deploying an all-optical network, new architecture of the telephone system using Internet protocol and developing the systems and tools necessary to manage the voice and data traffic; (2) creating new products and services; and (3) developing certain information systems that may enhance the management of MCI WorldCom's products and service offerings.

Interest expense.   Interest expense in the third quarter of 1999 was $214
million or 2.3% of revenues, as compared to $141 million or 3.8% of revenues reported in the third quarter of 1998. For the nine months ended September 30, 1999, interest expense was $710 million or 2.6% of revenues as compared to $351 million or 4.1% of revenues for the first nine months of 1998. The increase in interest expense is attributable to higher debt levels as a result of the MCI Merger, higher capital expenditures and the 1998 fixed rate debt financings, offset by lower interest rates as a result of certain tender offers for outstanding debt in the first quarter of 1998 and slightly lower rates in effect on the Company's variable rate debt. Interest expense was favorably impacted in the three and nine month periods ended September 30, 1999 as a result of the SHL sale proceeds, investment sales proceeds and proceeds from the increase in the Company's receivables purchase agreement being utilized to repay indebtedness under the Company's Credit Facilities and commercial paper program. For the three months ended September 30, 1999, and 1998, weighted average annual interest rates on the Company's long-term debt, including Embratel, were 7.09% and 7.03% respectively, while weighted average annual levels of borrowings, including Embratel, were $17.9 billion and $11.9 billion, respectively. For the nine months ended September 30, 1999, and 1998, weighted average annual interest rates on the Company's long-term debt, including Embratel, were 7.0% and 7.12% respectively, while weighted average annual levels of borrowings, including Embratel, were $19.2 billion and $9.7 billion, respectively.

Miscellaneous income and expense.   Miscellaneous income for the third quarter
of 1999 was $28 million or 0.3% of revenues. For the nine months ended September 30, 1999, miscellaneous income was $44 million or 0.2% of revenues. Miscellaneous income includes investment income, interest income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other nonoperating items. Miscellaneous income and expense for the nine months ended September 30, 1999, includes $208 million of foreign currency translation losses related to the impact of the local currency devaluation in Brazil and its effect on Embratel's holdings of U.S. dollar and other foreign currency denominated debt. Also included was a $28 million charge related to the redemption of certain outstanding senior notes of the Company. These amounts were offset by $155 million in gains on the sales of equity investments, interest income of $95 million (including Embratel) and preferred dividends on News Corporation Limited ("News Corp") preferred stock of $32 million.

Extraordinary items.   In the first quarter of 1998, the Company recorded an
extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and certain related refinancings of the Company's outstanding debt from the BFP Merger.

Net income (loss) applicable to common shareholders.   For the quarter ended
September 30, 1999, the Company reported net income of $1.1 billion as compared to a net loss of $2.9 billion reported in the third quarter of 1998. Diluted income per common share was $0.56 compared to a loss per share of $2.44 for the comparable 1998 period.

For the nine months ended September 30, 1999, the Company reported net income of $2.7 billion as compared to a net loss of $3.1 billion before extraordinary items reported for the comparable prior year period. Diluted income per common share was $1.38 compared to loss per common share before extraordinary items of $2.77 for the comparable 1998 period.

Liquidity and Capital Resources

As of September 30, 1999, the Company's total debt was $16.9 billion, a decrease of $3.9 billion from December 31, 1998. Additionally, at September 30, 1999, the Company had available liquidity of $9.3 billion under its Credit Facilities and commercial paper program (which is described below) and from available cash.

On August 5, 1999, MCI WorldCom extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term pursuant to an Amended and Restated 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). The Facility C Loans together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement dated August 6, 1998 ("Facility A Loans"), provide MCI WorldCom with aggregate credit facilities of $10.75 billion (the "Credit Facilities"). The Credit Facilities provide liquidity support for the Company's commercial paper program and are available for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for a second successive 364-day term thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, and which covenants do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At September 30, 1999, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

Additionally, in August 1999, the Company completed the private placement offering of $1.0 billion principal amount of Floating Rate Notes due August 2000. Interest on the Floating Rate Notes is payable quarterly, equal to the London Interbank Offered Rate for the three-month U.S. dollar deposits plus 0.18%. The net proceeds of the offering were used to pay down debt under the Company's Credit Facilities and commercial paper program, and for general corporate purposes.

In January 1999, the Company and one of its wholly owned subsidiaries redeemed all of its outstanding 9.375% Senior Notes due January 15, 2004 (the "Senior Notes"). Holders of the Senior Notes received 103.52% of the principal amount plus accrued and unpaid interest to January 15, 1999, of $46.875 per $1,000 aggregate principal amount of such Senior Notes. The total redemption cost of $743 million was obtained from available liquidity under the Company's Credit Facilities and commercial paper program. The Company recorded a $28 million charge related to the redemption.

In March 1999, $300 million and $200 million of MCI senior notes, with interest rates of 6.25% and 6.37%, respectively, matured. The funds utilized to repay the maturing MCI senior notes were obtained from available liquidity under the Company's Credit Facilities and commercial paper program.

As noted below, the Brazilian real has experienced significant devaluation against the U.S. dollar since MCI invested in Embratel in August 1998. The Company previously designated the note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of September 30, 1999, the Company recorded the change in value of the note as a reduction of the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

As of September 30, 1999, Embratel had $621 million of long-term debt outstanding, of which approximately $517 million was denominated in U.S. dollars and $104 million denominated in other currencies including the French Franc, Deutsche Mark, Japanese Yen and Brazilian real. The effective cost to Embratel of borrowing in foreign currencies, such as the U.S. dollar, depends principally on the exchange rate between the Brazilian real and the currencies in which its borrowings are denominated. As of September 30, 1999, the Brazilian real had devalued over 37% against the U.S. dollar since December 31, 1998. As a result, the Company recorded a $208 million foreign currency loss to miscellaneous expense during the nine months ended September 30, 1999. After the elimination of minority interests, this charge totaled approximately $40 million on a pretax basis. If this devaluation is sustained, or worsens, Embratel would record a similar charge to its future earnings equal to the increase in the U.S. dollar liability resulting from such devaluation. The net effect to the Company's operations would be approximately 19% of such charge after elimination of minority interests for the nine months ended September 30, 1999.

For the nine months ended September 30, 1999, the Company's cash flow from operations increased $6.3 billion to $7.8 billion from the comparable period for 1998. The increase in cash flow from operations was primarily attributable to the MCI Merger, internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of recent acquisitions into the Company's operations.

During the third quarter, the Company replaced its existing $500 million receivables purchase agreement with a new $2.0 billion purchase agreement to include certain additional receivables and received additional proceeds of $1.2 billion. The Company used these proceeds to reduce the outstanding debt under the Company's Credit Facilities and provide additional working capital. As of September 30, 1999, the purchaser owned an undivided interest in a $3.4 billion pool of receivables, which includes the $1.7 billion sold.

Cash used in investing activities for the nine months ended September 30, 1999, totaled $5.8 billion. The sale of certain investments and the sale of SHL provided $2.9 billion of proceeds that were used to partially cover capital expenditures of $5.8 billion and acquisition and related costs of $769 million. Primary capital expenditures include purchases of switching, transmission, communications and other equipment. The Company anticipates that approximately $1.7 billion to $2.2 billion will be spent during the remainder of 1999 for transmission and communications equipment, construction and other capital expenditures without regard to Embratel. These capital expenditures also reflect the planned $1.4 billion increase for strategic initiatives resulting from the redeployment of SHL sales proceeds. Acquisitions and related costs includes the costs associated with the MCI Merger, CompuServe Merger, AOL Transaction and smaller acquisitions completed during 1999.

Additionally, in October 1999, the Company and EDS finalized dual outsourcing agreements that are expected to capitalize on the individual strengths of each company. Under these agreements, MCI WorldCom will outsource portions of its information technology (IT) operations to EDS. EDS will assume responsibility for information technology system operations at more than a dozen MCI WorldCom processing centers worldwide. The value of this IT outsourcing agreement is approximately $6.4 billion. Approximately 1,300 MCI WorldCom employees will transfer to EDS. EDS will outsource select functions of its global network operations to MCI WorldCom including network operations, management and engineering. The value of this network outsourcing agreement is approximately $6 billion. Approximately 1,000 EDS employees will ultimately transfer to MCI WorldCom.

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

In connection with the SkyTel Merger, the Company announced on November 8, 1999 SkyTel will redeem all of its outstanding 13-1/2 percent Senior Notes due December 15, 2002 (the "SkyTel Notes",) and all of its outstanding 6.75 percent Convertible Subordinated Debentures due May 15, 2002 (the "SkyTel Debentures"). MCI WorldCom has set December 15, 1999 as the redemption date for the SkyTel Notes and the SkyTel Debentures.

The aggregate outstanding principal amount of the SkyTel Notes and SkyTel Debentures is approximately $266 million. In connection with the redemptions, MCI WorldCom will record a charge of approximately $35 million in the fourth quarter of 1999. The funds required to pay all amounts required under the redemptions will be obtained by MCI WorldCom from available liquidity under the Company's Credit Facilities and commercial paper program.

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

The Company believes that, if consummated, the Sprint Merger will create substantial opportunities for cost savings and operating efficiencies. These savings are anticipated to result primarily from economies of scale and procurement efficiencies. There can, however, be no assurance that any specific level of cost savings or other operating efficiencies will be achieved. Additionally, the Company expects that, after the proposed Sprint Merger, the MCI WorldCom PCS group will continue to build its network and expand its customer base, causing it to continue to incur significant operating losses and to generate significant negative cash flow from operating activities for the next 12 to 24 months, which could adversely affect the results and financial condition of the combined company as a whole. There can be no assurance that the MCI WorldCom PCS group will achieve or sustain operating profitability or positive cash flow from operating activities in the future.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and available liquidity, including the Company's Credit Facilities and commercial paper program and available cash will be sufficient to meet the Company's capital needs for the next twelve months. However, the Company continues to diversify its funding sources, and under existing credit conditions, believes that funding needs in excess of internally generated cash flow and availability under the Company's Credit Facilities and commercial paper program could be met by accessing debt markets.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is currently effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively although earlier adoption is encouraged. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

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

The Company's systems and network equipment that support customer voice and data traffic have been remediated, tested and deployed. Additionally, the application components that comprise the Company's major revenue products and services are year 2000 ready. This highlights the fact that the Company has met its September 30, 1999, year 2000 compliance milestone, and the Company is now focusing on the next phase of this effort. MCI WorldCom has also recently achieved several successful interoperability tests with both domestic and international carriers.

In the remainder of 1999, the Company will be primarily focused on continued integration and interoperability testing, testing of contingency plans, independent verification and validation of the work already completed and change management to achieve ongoing compliance. Finally, the Company plans to complete decommissioning projects, customer specific migrations/upgrades and selected internal and international systems.

As part of its year 2000 plan, the Company has sought confirmation from its domestic and foreign interconnecting carriers (collectively, the "Interconnecting Carriers") and major communications equipment vendors (the "Primary Vendors") that they are developing and implementing plans to become year 2000 compliant. The Company has contacted these carriers and vendors, and will continue to do so, but has not yet received enough information from certain domestic and foreign carriers to assess their year 2000 readiness. The Company has received information from its Primary Vendors regarding their year 2000 readiness. This information indicates the Primary Vendors have documented plans to become year 2000 compliant. Like all major telecommunication carriers, the Company's ability to provide service is dependent on its Interconnecting Carriers and Primary Vendors.

The Company is participating in industry efforts to test interoperability of networks for industry segments as well as multiple carriers. The ATIS and Network Reliability and Interoperability Council ("NRIC") testing are examples of this effort to assess the readiness of Interconnecting Carriers for both data and voice services.

The Company has completed contingency plans to address potential year 2000 related business interruptions that may occur on January 1, 2000 or thereafter. Additional detailed documentation was completed before the end of the second quarter 1999 and testing of the communications portions of those plans began in the third quarter 1999. The Company anticipates that these contingency plans will primarily address potential year 2000 problems due to unanticipated failures in systems or equipment, or potential failure of the Company's Interconnecting Carriers' and Primary Vendors' year 2000 compliance efforts. The Company has incorporated many of the recommendations of the NRIC into the contingency planning process. The Company plans to complete testing and implementation of its contingency plans by December 31, 1999. Failure to meet this target could materially impact the Company's operations.

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

The year 2000 costs incurred by MCI and WorldCom through September 30, 1999 were approximately $507 million. This level of expenditures is consistent with the planned expenditures for the related periods. The Company expects to incur approximately $82 million in costs during the remainder of 1999 to support its year 2000 compliance initiatives. The costs of the Company's year 2000 remediation efforts are based upon management's best estimates, which require assumptions about future events, availability of resources and personnel, third-party remediation actions, and other factors. There are no assurances that these estimates will be accurate, and actual amounts may differ materially based on a number of factors, including the availability and cost of resources to undertake remediation activities and the scope and nature of the work required to complete remediation.

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

Embratel's year 2000 program began in 1997 and is managed separately from the other MCI WorldCom year 2000 programs. The Embratel year 2000 program is intended to address all its systems, infrastructure, networks and applications. The critical corporate projects are now complete. The remaining systems and equipment are scheduled to be remediated, tested and deployed by the end of November 1999. The process is now beginning to focus on independent verification and validation of work already done and contingency planning and testing.

Embratel has spent approximately R$10.5 million of an estimated R$11.0 million on the year 2000 program and expects to come within the estimated costs. Embratel may, however, be affected by year 2000 problems to the extent that other entities are unsuccessful in achieving compliance. Despite preventive measures taken by Embratel, no assurances can be given that the year 2000 issue will not have an effect on the financial condition and results of operations of Embratel. Embratel is actively testing contingency plans and has scheduled interoperability testing with other International Telecommunication Union member companies for the fourth quarter 1999.

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

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and the European Union's common currency ("Euro"). On January 4, 1999, the Euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 1, 2002, Euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender. All of the final rules and regulations have not yet been identified by the European Commission with regard to the Euro. The Company is currently evaluating methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. At this time, the Company has not yet determined the cost related to addressing this issue and there can be no assurance as to the effect of the Euro on the consolidated financial statements.

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

The Company is exposed to foreign exchange rate risk primarily due to Embratel's holding of approximately $517 million in U.S. dollar denominated debt, and approximately $104 million of indebtedness indexed in other currencies including the French Franc, Deutsche Mark, Japanese Yen and Brazilian real. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $12 million (after elimination of minority interests). During January 1999, the Brazilian government allowed its currency to trade freely against other currencies, resulting in an immediate devaluation of the Brazilian real. As of September 30, 1999, the Brazilian real had devalued over 37% against the U.S. dollar since December 31, 1998. As a result, the Company recorded a $208 million foreign currency loss to miscellaneous expense during the nine months ended September 30, 1999. After the elimination of minority interests, this charge totaled approximately $40 million on a pretax basis. If this devaluation is sustained, or worsens, the future net impact to the Company's results of operations could be significant.

The Company is also subject to risk from changes in foreign exchange rates for its other international operations which use a foreign currency as their functional currency and are translated into U.S. dollars. Additionally, the Company has designated the note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of September 30, 1999, the Company recorded the change in value of the note as a reduction to the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at September 30, 1999, the Company does not believe a hypothetical 10% adverse change in quoted market prices would be material to net income.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, except as may be reflected in the discussion under Note H of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              See Exhibit Index.

         B.   Reports on Form 8-K

              (i) Current report on Form 8-K dated July 12, 1999 (filed July 12, 1999), reporting under Item 7(b), Pro Forma Financial Information, the following:

                   MCI WORLDCOM, Inc. - For the year ended December 31, 1998

                      Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1998

                      Notes to Pro Forma Condensed Combined Financial Statement

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                    MCI WORLDCOM, Inc.



                                    By:/s/ Scott D. Sullivan
                                       ---------------------------------
                                       Scott D. Sullivan
                                       Chief Financial Officer

Dated: November 15, 1999.

                                 EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------

2.1 Agreement and Plan of Merger dated October 4, 1999, between MCI WORLDCOM, Inc. and Sprint Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 4, 1999 (filed October 6, 1999) (File No. 0-11258))*

2.2 Agreement and Plan of Merger by and among MCI WORLDCOM, Inc., Empire Merger Inc. and SkyTel Communications, Inc. dated as of May 28, 1999 (filed as Annex A to the Proxy Statement/Prospectus dated August 26, 1999 included in MCI WorldCom's Registration Statement on Form S-4, Registration No. 333-85919 and incorporated herein by reference)*

4.1 Second Amended and Restated Articles of Incorporation of MCI WORLDCOM, Inc. (including preferred stock designations), as amended as of October 1, 1999 (incorporated herein by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on S-4 (filed October 1, 1999) (Registration No. 333-85919))

4.2 Restated Bylaws of MCI WORLDCOM, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated September 14, 1998 (filed September 29, 1998) (File No. 0-11258))

4.3 Rights Agreement dated as of August 25, 1996, between the Company and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated August 26, 1996 (as amended on Form 8-K/A filed August 31, 1996) filed by the Company with the Securities and Exchange Commission on August 26, 1996 (as amended on Form 8-K/A filed on August 31, 1996) (File No. 0-11258))

4.4 Amendment No. 1 to Rights Agreement dated as of May 22, 1997, by and between MCI WORLDCOM, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 22, 1997 (filed June 5, 1997) (File No. 0-11258))

10.1 Amended and Restated 364-Day Revolving Credit and Term Loan Agreement among the Company and Bank of America, N.A., Administrative Agent; Bank of America Securities, LLC, Sole Lead Arranger and Book Manager; Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada, Co-Syndication Agents; and the lenders named therein dated as of August 5, 1999 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999) (File No. 0-11258))*

10.2 MCI WORLDCOM, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 23, 1999 (File No. 0-11258)) (compensatory plan)

**

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