Form 10-K
period 1999-12-31
MCI WORLDCOM INC
filed 2000-03-30
CIK 723527

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1999
                                     OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _____________ to _________________

                         Commission File Number 0-11258
                   _________________________________________

                               MCI WORLDCOM, Inc.

             (Exact name of registrant as specified in its charter)
                   _________________________________________

          Georgia                                      58-1521612
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


500 Clinton Center Drive, Clinton, Mississippi           39056
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (601) 460-5600 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

                   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2000 was:

                Common Stock, $.01 par value:  $132,280,191,567
              Series B Convertible Preferred Stock:  $75,222,104

There were 2,855,843,069 shares of the registrant's common stock outstanding as of March 6, 2000, net of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's 2000 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1999, are incorporated by reference into Part III.

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

Access charge -- Expenses incurred by an IXC and paid to LECs and CAPs for accessing the local networks of the LECs in order to originate and terminate long distance calls and provide the customer connection for private line services.

BOC -- Bell System Operating Company -- A local exchange carrier owned by any of the remaining four RBOCs, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

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

Internet -- A global collection of interconnected computer networks that use TCP/IP, a common communications protocol.

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

Multicasting -- A single-to-multiple transmission technology that delivers a single stream of live data to several recipients at the same time.

Network switching center -- A location where installed switching equipment routes local or long distance calls and records information with respect to calls such as the length of the call and the telephone numbers of the calling and called parties.

OC-12 -- Optical Carrier Level 12 Signal -- A transmission rate for SONET, a high-speed data transport service used on fiber optic cabling, at 622 megabits per second.

OC-48 -- Optical Carrier Level 48 Signal -- A transmission rate for SONET, a high-speed data transport service used on fiber optic cabling, at 2,488 megabits per second.

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


                                 TABLE OF CONTENTS
                                                                                   Page
                                                                                   ----
Cautionary Statement Regarding Forward-Looking Statements.........................   1

                                     PART I

Item 1.      Business.............................................................   1

Item 2.      Properties...........................................................  25

Item 3.      Legal Proceedings....................................................  26

Item 4.      Submission of Matters to a Vote of Security Holders..................  26

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters  26

Item 6.      Selected Financial Data..............................................  28

Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................  30

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...........  54

Item 8.      Financial Statements and Supplementary Data..........................  56

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................  56

                                      PART III

Item 10.     Directors and Executive Officers of the Registrant...................  57

Item 11.     Executive Compensation...............................................  57

Item 12.     Security Ownership of Certain Beneficial Owners and Management.......  57

Item 13.     Certain Relationships and Related Transactions.......................  57

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......  57

Signatures........................................................................  59

Index to Financial Statements and Financial Statement Schedule.................... F-1

Exhibit Index..................................................................... E-1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements contained or incorporated herein regarding possible or assumed future results of operations of MCI WorldCom's business, anticipated cost savings or other synergies, the markets for MCI WorldCom's services and products, anticipated capital expenditures, the outcome of Euro conversion efforts, regulatory developments or competition;

(ii) any statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and

(iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to, those discussed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A. "Quantitative and Qualitative Disclosures about Market Risk." Potential purchasers of MCI WorldCom capital stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

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

                                 PART I

ITEM 1.   BUSINESS

General

Organized in 1983, MCI WORLDCOM, Inc., a Georgia corporation ("MCI WorldCom" or the "Company") provides a broad range of communications, outsourcing, and managed network services to both U.S. and non-U.S. based corporations. MCI WorldCom is a global communications company utilizing a facilities-based, on-net strategy throughout the world. The on-net approach allows the Company's customers to send data streams or voice traffic across town, across the U.S., or to any of our facilities-based networks in Europe or Asia, without ever leaving the confines of the MCI WorldCom network. The on-net approach provides the Company's customers with superior reliability and low operating costs. Prior to September 15, 1998, the Company was named WorldCom, Inc. ("WorldCom").

MCI WorldCom leverages its facilities-based networks to focus on data and the Internet. MCI WorldCom provides the building blocks or foundation for the new e-conomy. Whether it is an emerging e-business or larger, more established company who is embracing an e-business approach, MCI WorldCom provides the communications infrastructure to help make them successful. From private networking - frame relay and asynchronous transfer mode ("ATM") - to high capacity Internet and related services, to hosting for complex, high-volume mega-sites, to turn-key network management and outsourcing, MCI WorldCom provides the broadest range of Internet and traditional, private networking services available from any provider.

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

Business Combinations

SkyTel. On October 1, 1999, MCI WorldCom acquired SkyTel Communications, Inc. ("SkyTel"), pursuant to the merger (the "SkyTel Merger") of SkyTel with and into Empire Merger Inc. ("Empire"), a wholly owned subsidiary of MCI WorldCom. Upon consummation of the SkyTel Merger, Empire was renamed SkyTel Communications, Inc. SkyTel is a leading provider of nationwide messaging services in the United States. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

As a result of the SkyTel Merger, each outstanding share of SkyTel common stock was converted into the right to receive 0.3849 shares of MCI WorldCom common stock, par value $.01 per share ("MCI WorldCom Common Stock"), or approximately 23 million MCI WorldCom common shares in the aggregate. Holders of SkyTel's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "SkyTel Preferred Stock") received one share of MCI WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "MCI WorldCom Series C Preferred Stock") for each share of SkyTel Preferred Stock held.

Upon effectiveness of the SkyTel Merger, the then outstanding and unexercised options and warrants exercisable for shares of SkyTel common stock were converted into options and warrants, respectively, exercisable for shares of MCI WorldCom Common Stock having the same terms and conditions as the SkyTel options and warrants, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 0.3849. The SkyTel Merger was accounted for as a pooling-of-interests; and accordingly, the Company's financial statements for periods prior to the SkyTel Merger have been restated to include the results of SkyTel for all periods presented.

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

As a result of the MCI Merger, each outstanding share of MCI common stock was converted into the right to receive 1.86585 shares of MCI WorldCom Common Stock or approximately 1.13 billion MCI WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by British Telecommunications plc ("BT")) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to BT were obtained by the Company from (i) available cash as a result of the Company's $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's Internet backbone facilities and wholesale and retail Internet business (the "iMCI Business") to Cable and Wireless plc ("Cable & Wireless") for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert Communications Services ("Concert") to BT for $1 billion in cash on September 14, 1998; and (iv) availability under the Company's commercial paper program and credit facilities. See Note 5 of Notes to Consolidated Financial Statements.

Upon effectiveness of the MCI Merger, the then outstanding and unexercised options exercisable for shares of MCI common stock were converted into options exercisable for an aggregate of approximately 125 million shares of MCI WorldCom Common Stock having the same terms and conditions as the MCI options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.86585. The MCI Merger was accounted for as a purchase; accordingly, operating results for MCI have been included from the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements.

Embratel. On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A. ("Embratel"), Brazil's facilities-based national and international communications provider, for approximately R$2.65 billion (U.S. $2.3 billion). The purchase price is being paid in local currency installments, of which R$1.06 billion (U.S. $916 million) was paid on August 4, 1998, R$795 million (U.S. $442 million) was paid on August 4, 1999, and the remaining R$795 million (U.S. $440 million at December 31,
1999) will be paid on August 4, 2000. Embratel provides domestic long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, Internet, frame relay, satellite and packet-switched services. Operating results for Embratel are consolidated in the accompanying Consolidated Financial Statements and are included from the date of the MCI Merger.

CompuServe. On January 31, 1998, MCI WorldCom acquired CompuServe Corporation ("CompuServe"), for approximately $1.3 billion, pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of the Company, with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of MCI WorldCom.

As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.609375 shares of MCI WorldCom Common Stock or approximately 56 million MCI WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions:
Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet services to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

ANS. On January 31, 1998, the Company also acquired ANS Communications, Inc. ("ANS") from America Online, Inc. ("AOL") for approximately $500 million, and entered into five year contracts with AOL under which MCI WorldCom and its subsidiaries provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from MCI WorldCom. MCI WorldCom retained the CompuServe Network Services division. ANS provided Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan. The AOL Transaction was accounted for as a purchase; accordingly, operating results for ANS have been included from the date of acquisition.

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

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 2.775 shares of MCI WorldCom Common Stock or approximately 109 million MCI WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests; and accordingly, the Company's financial statements for periods prior to the BFP Merger have been restated to include the results of BFP for all periods presented.

Upon effectiveness of the BFP Merger, the then outstanding and unexercised options and warrants exercisable for shares of BFP common stock were converted into options and warrants, respectively, exercisable for shares of MCI WorldCom Common Stock having the same terms and conditions as the BFP options and warrants, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.775.

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

As a result of the MFS Merger, each share of MFS common stock was converted into the right to receive 3.15 shares of MCI WorldCom Common Stock or approximately 707 million MCI WorldCom common shares in the aggregate. Each share of MFS Series A 8% Cumulative Convertible Preferred Stock ("MFS Series A Preferred Stock") was converted into the right to receive one share of Series A 8% Cumulative Convertible Preferred Stock of MCI WorldCom ("MCI WorldCom Series A Preferred Stock"), or 94,992 shares of MCI WorldCom Series A Preferred Stock in the aggregate. Each share of MFS Series B Convertible Preferred Stock was converted into the right to receive one share of Series B Convertible Preferred Stock of MCI WorldCom ("MCI WorldCom Series B Preferred Stock"), or approximately 12.7 million shares of MCI WorldCom Series B Preferred Stock in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of MCI WorldCom Series A Preferred Stock.

UUNET Technologies. On August 12, 1996, MFS acquired UUNET Technologies, Inc. ("UUNET"), through a merger of a subsidiary of MFS with and into UUNET (the "UUNET Acquisition"). UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and value-added services to businesses, other telecommunications companies and online services providers.

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

Sprint Merger

On October 5, 1999, MCI WorldCom announced that it had entered into an Agreement and Plan of Merger dated as of October 4, 1999, which was amended and restated on March 8, 2000 (the "Sprint Merger Agreement"), between MCI WorldCom and Sprint Corporation ("Sprint"). Under the terms of the Sprint Merger Agreement, Sprint will merge with and into MCI WorldCom (the "Sprint Merger").

Sprint is a diversified telecommunications company, providing long distance, local and wireless communications services. Sprint's business is organized in two groups: the Sprint PCS group and Sprint FON group. Sprint built and operates the United States' first nationwide all-digital, fiber-optic network
and is a leader in advanced data communications services.   In 1999 Sprint had
$20 billion in annual revenues and serves more than 20 million business and residential customers.

Under the Sprint Merger Agreement, each outstanding share of Sprint's FON common stock will be exchanged for $76.00 of MCI WorldCom Common Stock, subject to a collar. In addition, each share of Sprint's PCS common stock will be exchanged for one share of a new MCI WorldCom PCS tracking stock and 0.116025 shares of MCI WorldCom Common Stock. The terms of the MCI WorldCom PCS tracking stock will be virtually identical to the terms of Sprint's PCS common stock and will be designed to track the performance of the PCS business of the surviving company in the Sprint Merger. Holders of the shares of the other classes or series of Sprint capital stock will receive one share of a class or series of the Company's capital stock with virtually identical terms, which will be established in connection with the Sprint Merger, for each share of Sprint capital stock that they own. Sprint will redeem for cash each outstanding share of the Sprint first and second series preferred stock before completion of the Sprint Merger. The Sprint Merger, valued at approximately $129 billion, will be accounted for as a purchase and will be tax-free to Sprint stockholders.

The actual number of shares of MCI WorldCom Common Stock to be exchanged for each share of Sprint's FON common stock will be determined based on the average trading prices of MCI WorldCom Common Stock prior to the closing, but will not be less than 1.4100 shares (if MCI WorldCom's average stock price equals or exceeds $53.9007) or more than 1.8342 shares (if MCI WorldCom's average stock price equals or is less than $41.4350).

Consummation of the Sprint Merger is subject to various conditions set forth in the Sprint Merger Agreement, including the adoption of the Sprint Merger Agreement by stockholders of Sprint, the approval of the Sprint Merger by shareholders of MCI WorldCom, the approval of the issuance of MCI WorldCom capital stock in the Sprint Merger by shareholders of MCI WorldCom, certain U.S. and foreign regulatory approvals and other customary conditions. Special meetings of the shareholders of MCI WorldCom and Sprint have been called for April 28, 2000 to vote on the merger proposals. It is anticipated that the Sprint Merger will close in the second half of 2000. Additionally, if the Sprint Merger is consummated, the integration and consolidation of Sprint will require substantive management and financial resources and involve a number of significant risks, including potential difficulties in assimilating technologies and services of Sprint and in achieving anticipated synergies and cost reductions.

Company Strategy

The Company's strategy is to further develop as a fully integrated telecommunications company positioned to take advantage of growth opportunities in global telecommunications. Consistent with this strategy, the Company believes that transactions such as the MCI Merger, the CompuServe Merger, the AOL Transaction, the SkyTel Merger and, if consummated, the Sprint Merger, enhance the combined entity's opportunities for future growth, create a stronger competitor in the changing telecommunications industry and allow provision of end-to-end bundled services over global networks, which will provide new or enhanced capabilities for the Company's residential and business customers. In particular, the Company believes that if consummated, the Sprint Merger will enable the combined company to: (i) offer a unique broadband access alternative to both cable and traditional telephony providers in the United States through a combination of digital subscriber line ("DSL") facilities and fixed wireless access using the combined company's "wireless cable" spectrum; (ii) continue to lead the industry with innovative service offerings for consumer and business customers; and (iii) continue as an effective competitor in the wireless market in the United States.

Services

General. The Company provides a broad range of communications, outsourcing, and managed network services to both U.S. and non-U.S. based corporations. MCI WorldCom is a global communications company utilizing a facilities-based, on-net strategy throughout the world. The on-net approach allows the Company's customers to send data streams or voice traffic across town, across the U.S., or to any of our facilities-based networks in Europe or Asia, without ever leaving the confines of the MCI WorldCom network. The on-net approach provides the Company's customers with superior reliability and low operating costs.

MCI WorldCom leverages its facilities-based networks to focus on data and the Internet. MCI WorldCom provides the building blocks or foundation for the new e-conomy. Whether it is an emerging e-business or larger, more established company who is embracing an e-business approach, MCI WorldCom provides the communications infrastructure to help make them successful. From private networking - frame relay and ATM - to high capacity Internet and related services, to hosting for complex, high-volume mega-sites, to turn-key network management and outsourcing, MCI WorldCom provides the broadest range of Internet and traditional, private networking services available from any provider.

At MCI WorldCom, our employees are our greatest resource. Built from over 60 acquisitions, MCI WorldCom benefits from the expertise and entrepreneurial spirit of the companies who have come together to form MCI WorldCom. A customer-focused attitude permeates MCI WorldCom. Everything we do, we do to make our customers more successful.

Domestic Long Distance and Local Service. The Company provides a single source for integrated local and long distance telecommunications services and facilities management services to business, government, other telecommunications companies and consumer customers.

There are several ways in which the customer can access the Company's network for domestic long distance services. Generally, a customer who has selected the Company as its IXC can utilize the Company's network for inter-LATA long distance calls through "one plus" dialing of the desired call destination. Customers who do not select the Company as their IXC can utilize the Company's network for all their long distance calls through two methods of "dial-up access." They can dial a local telephone number to access the Company's computerized switching equipment and then enter a personal authorization code and the area code and telephone number of the desired call destination. Customers may also access the Company's network by dialing 10-10 plus the three digit Carrier Identification Code belonging to the Company and the area code and telephone number of the desired call location. Additionally, consumers may access the Company's services through dial around services, such as 1-800-COLLECT. Regardless of the method used, dial-up customers can access the Company's network for all of their long distance calls, both intra-LATA and inter-LATA. High volume customers can access the Company's network through the use of high-capacity dedicated circuits. Increasingly, DSL connections are expected to offer high speed connectivity for a broader mix of customers on an economical basis.

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

Unlike the RBOCs and other large LECs which were organized geographically in response to the regulatory environment that existed before the AT&T Divestiture Decree, the Company is organized around its customers to take advantage of ongoing technological, competitive and regulatory changes. The Company believes this organization better positions it to serve customers' growing demands for advanced communications.

The Company offers a broad range of related services that enhance customer convenience, add value and provide additional revenue sources. Advanced "800" service offers features for caller and customer convenience, including a variety of call routing and call blocking options, customer reconfiguration, termination overflow to switched or dedicated lines, Dialed Number Identification Service, real-time Automatic Number Identification, and flexible after-hours call handling services. The Company's travel cards offer worldwide calling services, caller-friendly voice mail with message waiting signal, message storage and delivery, conference calling, personal greetings, speed dialing, customer deactivation and reactivation of cards, customer card, and private-label card options. The Company is also a market leader for prepaid calling cards that allow a purchaser to pay in advance for a specific number of long distance minutes.

Internet. The Company provides a comprehensive range of Internet access and value-added options, applications and value-added services tailored to meet the needs of businesses and other telecommunications providers. The Internet products and services offered by the Company include Internet access (dial-up and dedicated, for both retail and wholesale), IP multicasting, managed networking services and applications (such as virtual private networks, Intranets and Extranets), Web hosting and electronic commerce and transaction services (such as credit card transaction processing).

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

The Company offers public switched international telecommunications services worldwide and provides direct services to approximately 65 foreign countries. The Company sells public switched telecommunications services to corporate and residential customers, and to domestic long distance carriers that lack transmission facilities to locations served by the Company or need more transmission capacity. Customers can access the Company's international switching centers to make international telephone calls via dedicated connections or dial-up access.

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

The Company offers permanent and temporary international private line services to customers for a number of applications. These applications generally involve establishing private, international point-to-point communications links for customers with high traffic volumes or special needs, such as greater security or route diversity.

MCI WorldCom also provides switched voice, private line and/or value-added data services over its own facilities and leased facilities in the United Kingdom, Germany, France, the Netherlands, Sweden, Switzerland, Belgium, Italy, Ireland and other European countries. The Company operates metropolitan digital fiber optic networks in London, Paris, Frankfurt, Hamburg, Dusseldorf, Amsterdam, Rotterdam, Stockholm, Brussels and Zurich. The Company also offers certain international services over leased facilities in certain Asian markets, including Australia, Japan, Hong Kong and Singapore. The Company was granted authority in the first quarter of 1998 to serve as a local and international facilities-based carrier in Australia and Japan. In Japan, the Company is now classified as a Type I carrier and operates metropolitan digital fiber optic networks in Sydney and Tokyo.

The Company's foreign operations are subject to certain risks including licensing requirements, changes in foreign government regulations and telecommunications standards, interconnection and leased line charges, currency fluctuations, exchange controls, royalty and tax increases, retroactive tax claims, expropriation, import and export regulations, various trade barriers, political and economic instability and other laws affecting foreign trade, investment and taxation. In addition, in the event of any dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. MCI WorldCom may also be hindered or prevented from enforcing its rights with respect to foreign governments because of the doctrine of sovereign immunity. There can be no assurance that the laws, regulations or administrative practices of foreign countries relating to MCI WorldCom's ability to do business in that country will not change. Any such change could have a material adverse effect on MCI WorldCom's financial condition and results of operations.

The Company's international communications services are subject to certain risks such as changes in United States or foreign government regulatory policies, disruption, suspension or termination of operating agreements, and currency fluctuations. The rates that the Company can charge its customers for international services may decrease in the future due to the entry of new carriers with substantial resources and aggressiveness on the part of new or existing carriers. In addition, the consummation of mergers, joint ventures and alliances among large international carriers that facilitate targeted pricing and cost reductions, and the availability of international circuit capacity on new undersea fiber optic cables and new high capacity satellite systems in the Atlantic, Pacific and Indian Ocean Regions may impact rates.

Embratel. MCI WorldCom's investment in Embratel further extends the Company's local-to-global strategy. Embratel's business consists principally of providing intra-regional long distance, inter-regional long distance and international long distance telephone service as well as data communications, text, Internet services and mobile satellite and maritime communications. Embratel operates under a domestic long distance concession and an international long distance concession (together, the "Concession") granted by Agencia Nacional de Telecomunicacoes ("Anatel") on May 26, 1998. Embratel's Concession has been granted under the public regime (the "Public Regime"). See "Regulation - Embratel."

Segment and Geographic Information. Certain financial information about operations by segment and by geographic area for 1999, 1998 and 1997 is included in Note 15 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Other Services. Through MCI Systemhouse Corp. and SHL Systemhouse Co. (collectively "SHL"), the Company offered information technology ("IT") services including outsourcing, IT consulting, systems integration, private network management, technology deployment and applications and systems development.

In April 1999, the Company completed the sale of SHL to Electronic Data Systems Corporation ("EDS") for $1.6 billion. Additionally, in October 1999, the Company and EDS finalized dual outsourcing agreements that are expected to capitalize on the individual strengths of each company. Under these agreements, MCI WorldCom has outsourced portions of its IT operations to EDS. EDS has assumed responsibility for IT system operations at more than a dozen MCI WorldCom processing centers worldwide. In connection with this agreement, approximately 1,300 MCI WorldCom employees transferred to EDS. EDS has outsourced select functions of its global network operations to MCI WorldCom including network operations, management and engineering. In connection with this network outsourcing agreement, approximately 1,000 EDS employees will eventually transfer to MCI WorldCom.

The Company also designs, installs, and integrates "turnkey" transmission facilities and communications networks primarily for international customers. Services provided include fixed and transportable customer premise earth stations, network management systems, systems integration consulting and project management.

Ventures and Developing Business Markets. Avantel S.A. ("Avantel") is a business venture between Grupo Financiero Banamex-Accival, Mexico's largest financial group, and MCI WorldCom, in which the Company owns a 44.5% equity interest. Avantel built Mexico's first all-digital fiber optic long distance network. In 1996, Avantel became the first company to provide alternative long distance telecommunications service in Mexico in competition with Telefonos de Mexico ("Telmex"). Avantel Servicios Locales, S.A. ("Avantel Local") is another business venture between Grupo Financiero Banamex-Accival and MCI WorldCom, in which the Company also owns a 44.5% equity interest. Avantel Local has obtained a license to offer a full range of local telephony services and is awaiting regulatory decisions on interconnection terms and conditions. Telmex, the former monopoly telecommunications provider, is the primary competitor to both Avantel and Avantel Local. Telmex's financial and other resources are substantially greater than both Avantel and Avantel Local, and it has an extensive existing customer base.

In November 1999, the Company purchased 30 million shares of Metricom, Inc. ("Metricom") Series A1 preferred stock (the "Metricom Preferred Stock") for $300 million. The Metricom Preferred Stock bears cumulative dividends at the rate of 6.5% per annum for three years, payable in cash or additional shares of Metricom Preferred Stock. In addition, the Company has the right to elect one director to Metricom's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The Metricom Preferred Stock is subject to mandatory redemption by Metricom at the original issuance price in 2009 and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. The Metricom Preferred Stock is convertible into Metricom common stock at the Company's option beginning May 2002.

Metricom is a leading provider of mobile data networking and technology. Metricom's Ricochet service provides mobile professionals with high-performance, cost effective untethered access to the Internet, private Intranets, local-area networks, e-mail and other online services.

Additionally, MCI WorldCom signed a five-year, non-exclusive agreement valued at $388 million with Metricom to sell subscriptions for Metricom's Ricochet services. The agreement is subject to the timely deployment of the Metricom network, Metricom's ability to meet agreed performance standards and Metricom's ability to attract a significant number of subscribers through other channel partners.

In February 1999, MCI WorldCom entered into an alliance with Bell Canada that becomes effective on April 14, 2000, after the unwind period of the MCI WorldCom/Stentor alliance. The MCI WorldCom/Bell Canada alliance will provide seamless North American and global telecommunications services, leveraging the Company's extensive international network and reach. Bell Canada will become MCI WorldCom's exclusive distributor of the Company's services in Canada,
enhancing a relationship dating back to 1992.   The alliance combines the
benefits of MCI WorldCom's global suite of products on a single, high-capacity, end-to-end network, with Canada's leading communications provider, serving seven million residential and business customers, including some of Canada's major corporations. Through this alliance, Bell Canada's customers will have access to MCI WorldCom's network, linking major commercial centers across North America and the rest of the world.

During 1998, the Company entered into a strategic alliance with Telefonica de Espana ("Telefonica") to create strategic business ventures in Europe and the Americas. To date, Telefonica and the Company have pursued expansion opportunities largely based on each company's own priorities, with an open opportunity for the other to participate. In Latin America, Telefonica is often the preferred supplier for the Company's global product suite, though in Brazil, for example, the Company and Telefonica have pursued competing opportunities.
In Spain, agreements have been reached to support each other's data service offerings.

Transmission Facilities

The Company's operating subsidiaries own domestic long distance, international and multi-city local service fiber optic networks with access to additional fiber optic networks through lease agreements with other carriers. Additionally, the Company's operating subsidiaries own and lease trans-oceanic cable capacity in the Atlantic and Pacific Oceans.

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

Internationally, the Company owns or leases fiber optic capacity on most major international undersea cable systems in the Pacific and Atlantic Ocean regions. In the first quarter of 1998, the Company, together with its joint venture partner Cable & Wireless, placed into service a high capacity digital fiber optic undersea cable between the United States and the United Kingdom. The Company also owns fiber optic capacity for services to the former Soviet Union Republics, Central America, South America and the Caribbean. Furthermore, the Company owns and operates 28 international gateway satellite earth stations, which enable it to extend public switched and private line voice and data communications to and from locations throughout the world.

Embratel has the largest long distance telecommunications network in Latin America providing both national and international telecommunications services. It is the main provider of high-speed data transmission in Brazil, with the largest network of broadband fiber optic transmission systems, with a total installed national transmission capacity of 50Gbps, covering 628,067 fiber kilometers as of the end of 1999. In addition, Embratel uses a 100% digital switching system for voice and data services and uses packet-switched data communications for data services. Embratel has more than 500 kilometers of metropolitan digital fiber optic networks in the five largest cities of Brazil with more than 380 direct connections to businesses in addition to thousands of direct connections using wireless technology and is now implementing the concept of lateral fiber extensions, with almost 200 commercial buildings connected to metropolitan rings. Embratel utilizes microwave transmission systems in areas where installation of fiber cables is less cost effective. This has been reduced to 190,000 microwave channel kilometers in 1999. Embratel also uses four satellites to provide services to remote locations within the country with 77 telephonic earth stations, 430 customer earth stations for high speed data transmission and 1,500 VSAT for low speed data transmission. Embratel is expanding construction of metropolitan digital fiber optic networks to additional strategic cities with high concentrations of business customers.

Embratel provides international service primarily through major international undersea cable systems which link Brazil with key trading partners. Embratel has four international digital switches in strategic locations and employs satellites to provide additional international capacity and to reach regions of the world where this is the most economical method. Embratel participates in both the International Telecommunications Satellite Organization System and International Maritime Satellite Organization to complement and diversify its international network and increase the global service footprint in a cost effective way. Embratel will add substantial international ocean cable capacity in early 2000 with the completion of the Atlantis 2 cable system (connecting directly to Europe and Argentina) and Americas II which will increase capacity between Brazil and the United States.

The Company's ability to generate profits depends in part upon its ability to optimize the different types of transmission facilities used to provide communications services. These facilities are complemented by a least cost routing plan which is accomplished through digital switching technology and network routing software. Calls can be routed over fixed cost transmission facilities or variable cost transmission facilities. Fixed cost facilities, including the Company's owned networks, are typically most cost effective for routes that carry high volumes of traffic. In addition, a variety of lease agreements for fixed and variable cost (usage sensitive) services ensures diversity and quality of service in processing calls.

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

The market for data communications and Internet access and related products is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring new products and services to market in a timely manner. The Company is also at risk from fundamental changes in the way data communications, including Internet access, services are marketed and delivered. The Company's Internet service strategy assumes that the Transmission Control Protocol/Internet Protocol ("TCP/IP"), utilizing fiber optic or copper-based telecommunications infrastructures, will continue to be the primary protocol and transport infrastructure for Internet-related services. Emerging transport alternatives include wireless cable modems and satellite delivery of Internet information. Alternative open protocol and proprietary protocol standards have been or are being developed. The Company is participating in trials of next generation technology. However, the Company's pursuit of necessary technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its data communications services business to alternate access devices, conduits and protocols.

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

In addition to the switching centers, the Company has a number of other network facility locations known as points-of-presence ("POPs"). These POPs allow the Company to concentrate customers' traffic at locations where the Company has not installed switching equipment. The traffic is carried to switching centers from POPs over the Company's digital transmission network.

The Company's domestic switches are capable of providing both local and long distance call functions while the gateway switches have the specific purpose of transferring domestically originated calls to the rest of the world.

The Company's ATM network utilizes the Company's intracity fiber connections to customers, Company-owned ATM switches and MCI WorldCom's high-capacity fiber optic networks. ATM is a switching and transmission technology based on encapsulation of information in short (53-byte) fixed-length packets or "cells." ATM switching was specifically developed to allow switching and transmission of mixed voice, data and video (sometimes referred to as "multimedia" information). In addition, certain characteristics of ATM switching allow switching information to be directly encoded in integrated circuitry rather than in software.

MCI WorldCom's frame relay network utilizes Company-owned and maintained frame relay switches and MCI WorldCom's high-capacity fiber optic networks to provide data networking services to commercial customers. Networking equipment at customer sites connects to the Company's frame relay switches which in turn are connected to each other via the extensive MCI WorldCom fiber optic networks. Frame relay utilizes variable length frames to transport customer data from one customer location across MCI WorldCom networks to another customer location. Customers utilize the frame relay technology to support traditional business applications such as connecting local networks and financial applications.

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

Network Statistics

Global network statistics of the Company, excluding Embratel, are as follows:

                                       As of December 31,
                                ---------------------------------
                                      1999             1998
                                ----------------  ---------------
Domestic long distance route
 miles                                    47,806           47,529
Local domestic and
 international fiber miles               896,998          797,550
Local domestic and
 international route miles                 9,323            8,811
Voice grade equivalents               33,060,614       17,700,822
Buildings connected                       48,961           39,550
Telco collocations                           429              367
Internet modems                        1,655,132          891,746

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

The Company's Internet access options are sold in the United States and in many foreign countries for both domestic and global Internet services. Prices vary, based on service type. Due to various factors, such as available telecommunications technology, foreign government regulation and market demand, the service options offered outside of the Untied States vary as to speed, price and suitability for various purposes.

Embratel's rates for most telecommunications services are subject to final approval of Anatel, to which Embratel submits requests for rate adjustments.
See "Regulation-Embratel" below. Embratel's rates for domestic and international long distance service are established by Anatel and are uniform throughout Brazil. The majority of Embratel's revenues from data communications are provided by monthly line rental charges for private leased circuits. The balance consists mainly of normal charges to customers for access to the only data transmission network and measured charges based on the amount of data transmitted.

Marketing and Sales

The Company markets its business voice, data, Internet and international services primarily through a direct sales force targeted at specific geographic markets. The Company's commercial sales force of approximately 6,000 people, excluding Embratel, also provides advanced data specialization for the domestic and international marketplaces, including private line services.

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

Competition

General. Virtually every aspect of the telecommunications industry is extremely competitive, and MCI WorldCom expects that competition will intensify in the future. MCI WorldCom competes domestically with incumbent providers, which have historically dominated local telecommunications, with other CLECs, and with long distance carriers, for the provision of long distance services. Some incumbent providers offer both local and long distance services. The ILECs presently have numerous advantages as a result of their historic monopoly control over local exchanges. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to MCI WorldCom. Some of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of MCI WorldCom. MCI WorldCom also faces competition from one or more competitors in every area of its business, including competitive access providers operating local fiber optic networks, in conjunction with, in some cases, the local cable television operator. Several competitors have announced the deployment of nationwide fiber networks using advanced state-of-the-art technologies. AT&T Corp. ("AT&T") and a number of facilities-based CLECs have indicated their intention to offer local telecommunications services in major United States markets using their own facilities, including in AT&T's case, the acquisition of the facilities and business of Teleport Communications Group, Inc. and Tele-Communications, Inc., or through resale of the local exchange carriers' or other providers' services. In addition, MCI WorldCom competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

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

Under the Telecommunications Act of 1996 (the "Telecom Act") and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition, however, also establishes, in part, the predicate for the Bell Operating Companies (the "BOCs") to provide in-region interexchange long distance services. Indeed, on December 21, 1999, the FCC granted the application of Bell Atlantic Corporation ("Bell Atlantic") to offer long distance service in the State of New York. Elsewhere, the BOCs are currently allowed to offer certain "incidental" long distance service in-region and to offer out-of-region long distance services. Once the BOCs are allowed to offer in-region long distance services, they could be in a position to offer single source local and long distance service similar to that being offered by MCI WorldCom. The Company expects that the increased competition made possible by regulatory reform will result in certain additional pricing and margin pressures in the domestic telecommunications services business.

The Company also competes in offering data communications services, including Internet access and related services. This is also an extremely competitive business and MCI WorldCom expects that competition will intensify in the future. The Company believes that the ability to compete successfully in this arena depends on a number of factors, including: industry presence; the ability to execute a rapid expansion strategy; the capacity, reliability and security of its network infrastructure; ease of access to and navigation on the Internet; the pricing policies of its competitors and suppliers; the timing of the introduction of new products and services by the Company and its competitors; the Company's ability to support industry standards; and industry and general economic trends. The success of MCI WorldCom will depend heavily upon its ability to provide high quality data communications services, including Internet connectivity and value-added Internet services at competitive prices.

Major telecommunications and data communications companies have expanded their current services to compete fully in offering data communications services, including Internet access and value-added and other data communications services; MCI WorldCom expects additional telecommunications companies to continue to compete in this arena. The Company believes that new competitors, including large computer hardware, software, media and other technology and communications companies will also offer data communications services, resulting in even greater competition for MCI WorldCom. Certain companies, including AT&T, GTE Corporation ("GTE"), Intermedia Communications, Inc., Qwest Communications International, Inc., Global Crossing Ltd., PSINet, Inc., IXC Communications, Inc., Williams Communications and Level 3 Communications LLC, have obtained or expanded their Internet access products and services as a result of network deployment, acquisitions and strategic investments. Such acquisitions may permit MCI WorldCom's competitors to devote greater resources to the development and marketing of new competitive products and services and to the marketing of existing competitive products and services. MCI WorldCom expects these acquisitions and strategic investments to increase, thus creating significant new competitors to the Company. In addition, the Company expects new companies to enter this arena and to compete with MCI WorldCom's service offerings.

As the Company continues to expand communications operations outside of the United States, MCI WorldCom will be forced to compete with and buy services from incumbent providers, some of which are government-owned and/or still have special regulatory status and the exclusive rights to provide certain essential services. The Company will also encounter competition from companies whose operating styles are substantially different from those that it encounters in the United States. For example, in Europe, MCI WorldCom's subsidiaries compete directly with: (1) telecommunications companies, such as BT, Deutsche Telekom AG, France Telecom, and others; (2) global telecommunications alliances such as Concert, Global One, and others; (3) global data communications providers, such as AT&T Global Network Services (acquired from IBM Corp.), InFonet, and others; and (4) other Internet access providers, such as KPN/Qwest, Oleane, and Demon Internet Limited. Foreign competitors may also possess a better understanding of their local areas and may have better working relationships with, or control of, local telecommunications companies. Despite the Company's policy of hiring local employees in each market that it operates, there can be no assurance that the Company can obtain similar levels of local knowledge. Failure to obtain that knowledge could place MCI WorldCom at a competitive disadvantage.

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

Under the 1996 General Telecommunications Law (the "General Law") and the General Grant Plan (the "Grant Plan"), the Ministry of Communications was required to conduct the privatization of the Telebras system. According to the privatization model, the Brazilian states were divided among three regions and the Telebras companies, which provided services in each of these states, were grouped under three holding companies (each a "Tele") and granted concessions to provide local and intra-regional long distance services within one of the three regions. Embratel was granted concessions to provide domestic long distance (intra-regional and inter-regional) and international services. The privatization occurred on July 29, 1998; at which time Embratel became subject to competition in the intra-regional long distance markets.

The General Law and the General Grant Plan also required the regulator, Anatel, promptly after the privatization, to auction: (1) the mirror authorizations for the provision of local and intra-regional long distance telephone services in each of the three regions, and (2) one mirror authorization for the provision of intra-regional, inter-regional and international long distance telephone services.

Embratel has (1) three competitors in the north east region for the provision of intra-regional long distance services (the north east Tele, the north east mirror authorization holder (Canbra), and the national long distance mirror authorization holder (Intelig)), and (2) two competitors in the south region and in the Sao Paulo State region for the provision of the intra-regional long distance services (the south and the Sao Paulo State Teles and Intelig), and (3) one competitor (Intelig) in the inter-regional and international long distance markets.

Beginning 2002, Anatel may grant an unlimited number of additional authorizations for the provision of local and intra-regional, inter-regional and international long distance telephone services.

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

In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILEC's retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). Thereafter, the Eighth Circuit held that constitutional challenges to various practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") were premature; it vacated, however, significant portions of the FCC's nationwide pricing rules and an FCC rule requiring that unbundled network elements be provided on a combined basis. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999 reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Supreme Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements must be provided by ILECs to new entrants. On November 5, 1999, the FCC promulgated new unbundling rules that require two additional network elements, as well as most of the previously identified elements, to be made available to new entrants. However, the FCC concluded that a new packet-switching element should not be available for unbundling. That order has been appealed by the ILECs to the United States Court of Appeals for the District of Columbia Circuit. The Eighth Circuit is now considering the ILECs' challenges to the substance of pricing rules which it previously had found to be premature.

Access charges, both interstate and intrastate, are a principal component of MCI WorldCom's telecommunications expense. Regulators have historically permitted access charges to be set at levels that are well above ILECs' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. MCI WorldCom has actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively neutral manner.

On May 21, 1999, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded to the FCC its decision to adjust its price-cap regulation of ILECs to require access charges to fall 6.5% per year adjusted for inflation. On June 22, 1999, that court stayed the effect of its decision pending a further order by the FCC justifying or modifying its decision in response to the court's opinion.

On November 4, 1999, the FCC's Pricing Flexibility Order, which allowed price-cap regulated ILECs to offer customer specific pricing in contract tariffs, took effect. Price-cap regulated ILECs can now offer access arrangements with contract-type pricing in competition with long distance carriers and other competitive access providers, who have previously been able to offer such pricing for access arrangements. As ILECs experience increasing competition in the local services market, the FCC will grant increased pricing flexibility and relax tariffing requirements for access services. The FCC is also conducting a proceeding to consider additional pricing flexibility for a wider range of access services. The Company has appealed the Pricing Flexibility Order to the United States Court of Appeals for the District of Columbia Circuit.

On May 27, 1999, the FCC amended its prior universal service decisions in two significant respects. First, the FCC raised the funding level for universal service support to schools and libraries to $2.25 billion per year, the current maximum that FCC rules allow. Second, the FCC modified its approach to subsidizing non-rural high cost areas by rejecting its prior approach of sizing the subsidy based on forward-looking cost models, and instead adopted a more complex approach that the FCC said it hoped would produce a small high cost fund. On November 2, 1999, the FCC released two further universal service orders, which provide for federal support for non-rural high cost areas. Both orders have been appealed to the United States Court of Appeals for the Tenth Circuit. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued a decision reversing in part the May 1997 FCC universal service decision. Among other things, the court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the

FCC could not force the ILECs to recover their universal service contributions through interstate access charges. On November 1, 1999, the FCC implemented the court's decision. ILEC interstate access charges decreased by approximately $400 million, and direct universal service assessments on interstate carriers such as MCI WorldCom increased by $700 million.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of the Telecom Act, apply fully to so-called "advanced telecommunications services," such as DSL technology. US West Communications Group appealed this order to the United States Court of Appeals for the District of Columbia Circuit. At the request of the FCC, the court remanded the case for further administrative proceedings, and on December 23, 1999, the FCC issued its Order on Remand. In that order, the FCC reaffirmed its earlier decision that ILECs are subject to the obligations of Section 251(c) of the Telecom Act in connection with the offering of advanced telecommunications services such as DSL. The order reserved ruling on whether such obligations extend to traffic jointly carried by an ILEC and a CLEC to an ISP where the ISP self-provides the transport component of its Internet access service. The Order on Remand also found that DSL-based advanced services that are used to connect ISPs to their subscribers to facilitate Internet-bound traffic typically constitute exchange access service. On January 3, 2000, the Company filed a petition for review of this aspect of the Order on Remand with the United States Court of Appeals for the District of Columbia Circuit.

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

In February 1999, the FCC adopted new rules expanding the rights of CLECs to collocate equipment within ILEC-owned facilities. The ILECs appealed the February 1999 collocation order to the United States Court of Appeals for the District of Columbia Circuit. On March 17, 2000, the court vacated in part and affirmed in part the rules. Specifically, the court vacated and remanded to the FCC the portion of its rules that allowed CLECs to collocate equipment that is necessary for interconnection but that also performs some other function.

In the same February 1999 order, the FCC sought public comments on its tentative conclusion that loop spectrum standards should be set in a competitively neutral process. In November 1999, the FCC concluded that ILECs should be required to share primary telephone lines with CLECs, and identified the high frequency portion of the loop as a network element.

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, approximately thirty PUCs issued orders unanimously finding that carriers, including MCI WorldCom, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many have filed new cases at the PUCs or in court. Moreover, MCI WorldCom appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit. On March 24, 2000, the court vacated the FCC's order and remanded the case to the FCC for further proceedings. MCI WorldCom cannot predict the outcome of the cases filed by the ILECs, the FCC's rulemaking proceeding, or the FCC's proceedings on remand, nor can it predict whether or not the result(s) will have a material adverse impact upon its consolidated financial position or future results of operations.

Several bills have been introduced during the 106th Congress that would exclude the transmission of data services or high-speed Internet access from the Telecom Act's bar on the transmission of in-region interLATA services by the BOCs. These bills would also make it more difficult for competitors to resell the high-speed Internet access services of the ILECs or to lease a portion of the network components used for the provision of such services.

In 1996 and 1997, the FCC issued decisions that would require non-dominant telecommunications carriers to eliminate interstate service tariffs, except in limited circumstances. MCI WorldCom challenged this decision in the United States Court of Appeals for the District of Columbia Circuit, and successfully obtained a stay of the FCC's decision. MCI WorldCom's appeal has been held in abeyance pending FCC action with respect to petitions for reconsideration. The FCC recently issued an order addressing those petitions for reconsideration, briefing of the appeal is ongoing, and oral argument was held on March 14, 2000. MCI WorldCom cannot predict the ultimate outcome of this appeal. Should the FCC prevail, MCI WorldCom could no longer rely on its federal tariff to limit liability or to establish its interstate rates for customers. Under the FCC's decision, MCI WorldCom would need to develop a means to contract individually with its millions of customers in order to establish lawfully enforceable rates.

In 1997 and 1998, the FCC rejected five applications filed by BOCs to provide in-region long distance service in competition with long distance carriers. Pursuant to the Telecom Act, BOCs must file, in each state in their service area, an application conforming to the requirements of Section 271 of the Telecom Act if they wish to offer in-region long distance in that state. Among other things, the applications must demonstrate that the BOC has met a 14-point competitive checklist to open its local network to competition and demonstrate that the application is in the public interest. Bell Atlantic in New York filed an application with the FCC on October 19, 1999. Bell Atlantic's was the first application to have been subjected to rigorous operational testing of readiness to meet the Section 271 requirements. On December 21, 1999, the FCC granted Bell Atlantic's application. SBC Corporation filed an application for Texas on January 10, 2000. A decision is expected on that application by April 7, 2000.

The FCC is currently reviewing a proposal for access charge and universal service reform that has been filed by the Coalition for Affordable Local and Long Distance Service ("CALLS"), a group of RBOCs, GTE and two long distance companies. The principal aspects of the plan are (1) residential Subscriber Line Charges would be increased to $4.35 in 2000, $5.00 in 2001, $6.00 in 2002, and

$6.50 in 2003; (2) residential Presubscribed Interexchange Carrier Charges ("PICCs") would be eliminated in 2000; (3) carrier access charges for the industry would be reduced by $2.1 billion on July 1, 2000, with minimal additional reductions in later years; and (4) the RBOCs and GTE would benefit from a new $650 million universal service fund. In addition, MCI WorldCom believes the FCC may have made other commitments to the RBOCs concerning the disposition and/or timing of other regulatory proceedings that may be related to the RBOCs' decision to offer the CALLS plan. This might include, for example, restrictions on CLECs' ability to use unbundled network elements to offer special access services. Finally, interexchange carriers participating in the CALLS plan are committing to eliminate PICC-pass through charges, eliminate minimum charges for basic schedule customers, and flow through reductions in access charges. Public comments are due to the FCC on April 3, 2000, and reply comments are due on April 17, 2000. MCI WorldCom cannot predict either the outcome of this proceeding or whether or not the results will have a material adverse impact upon its consolidated financial position or future results of operations.

International. In February 1997, the United States entered into a World Trade Organization Agreement (the "WTO Agreement") that is designed to have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The WTO Agreement became effective in February 1998. In light of the United States' commitments to the WTO Agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (1) the services that may be provided by foreign affiliated United States international common carriers, including carriers controlled or more than 25 percent owned by foreign carriers that have market power in their home markets, and (2) the provision of alternative traffic routing. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization member countries. These rules allow such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to United States rules. On January 12, 1999, the FCC's benchmark rules were upheld in their entirety by the United States Court of Appeals for the District of Columbia Circuit. On March 11, 1999, the District of Columbia Circuit denied petitions for rehearing of the case.

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

Embratel. The General Law provides a framework for telecommunications regulation for Embratel. Article 8 of the General Law created Anatel to implement the General Law through development of regulations and to enforce such regulations. According to the General Law, companies wishing to offer telecommunications services to consumers are required to apply to Anatel for a concession or an authorization. Concessions are granted for the provision of services under Public Regime and authorizations are granted for the provision of services under the private regime ("Private Regime"). Service providers subject to the Public Regime (concessionaires) are subject to obligations concerning network expansion and continuity of service provision and are subject to rate regulation. These obligations and the tariff conditions are provided in the General Law and in each company's concession contract. The network expansion obligations are also provided in the Plano Geral de Universalizacao ("General Plan on Universal Service").

The only services provided under the Public Regime are the switched fixed telephone services ("SFTS") - local, national and international long distance - provided by Embratel and the three holding companies ("Teles"). All other telecommunications companies, including other companies providing SFTS, operate in the Private Regime and, although they are not subject to the Public Regime, individual authorizations may contain certain specific expansion and continuity obligations.

The main restriction imposed on carriers by the General Plan on Universal Service is that, until December 31, 2003, the three Teles are prohibited from offering inter-regional and international long distance service, while Embratel is prohibited from offering local services. These companies can start providing those services two years sooner if they meet their network expansion obligations by December 31, 2001.

Embratel and the three Teles were granted their concessions at no fee, until 2005. After 2005, the concessions may be renewed for a period of 20 years, upon the payment, every two years, of a fee equal to 2% of annual net revenues calculated based on the provision of SFTS in the prior year, excluding taxes and social contributions.

Embratel also offers a number of ancillary telecommunications services pursuant to authorizations granted in the Private Regime. Such services include the provision of dedicated analog and digital lines, packet switched network services, circuit switched network services, mobile marine telecommunications, telex and telegraph, radio signal satellite retransmission and television signal satellite retransmission. Some of these services are subject to some specific continuity obligations and rate conditions.

All providers of telecommunications services are subject to quality and modernization obligations provided in the Plan Geral de Qualidade ("General Plan on Quality").

Other. The Company is involved in other legal and regulatory proceedings generally incidental to its business. In some instances, rulings by federal and some state regulatory authorities may result in increased operating costs to the Company. Except as indicated above or in Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference, and while the results of these various legal and regulatory matters contain an element of uncertainty, MCI WorldCom believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

Employees

As of December 31, 1999, the Company, excluding Embratel, employed approximately 77,000 full-time persons.

ITEM 2.  PROPERTIES

The tangible assets of the Company include a substantial investment in telecommunications equipment. The Company's railroad, utility and other rights-of-way for its fiber optic cable and microwave transmission network are typically held under leases, easements, municipal franchises, licenses or governmental permits. All other major equipment and physical facilities are owned and operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on or across properties owned by others.

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

The principal properties of Embratel consist of its long distance network - including broadband fiber optic transmission systems, switching systems, international ocean cables, satellite earth stations, and the related real estate. Embratel's properties are located throughout Brazil, providing the necessary infrastructure to support nationwide long distance telecommunications and the international telecommunications facilities support network with direct data connections to thousands of businesses throughout Brazil. As of December 31, 1999, Embratel owned approximately 669 sites related to its telecommunications operations. Embratel conducts a majority of its management activities from Rio de Janeiro, and owns and leases office space in such other cities as Sao Paulo, Porto Alegre, Belo Horizonte, Curitiba, Brasilia, Salvador, and Belem.

The Company believes that all of its offices, facilities and equipment are in good condition and are suitable for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in legal and regulatory proceedings generally incidental to its business. In some instances, rulings by federal and some state regulatory authorities may result in increased operating costs to the Company. Except as indicated above or in Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference, and while the results of these various legal and regulatory matters contain an element of uncertainty, MCI WorldCom believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

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

                        High        Low
                      ---------  ---------
1998
----
First Quarter          $29.92     $18.67
Second Quarter          32.29      27.75
Third Quarter           38.59      26.67
Fourth Quarter          50.50      26.00


1999
----
First Quarter          $62.83     $46.00
Second Quarter          64.50      53.54
Third Quarter           60.92      47.92
Fourth Quarter          61.33      44.04

As of March 6, 2000, there were 2,855,843,069 shares of MCI WorldCom Common Stock issued and outstanding, net of treasury shares, held by approximately 63,250 shareholders of record.

The Company has never paid cash dividends on its common stock. The policy of the Company's Board of Directors has been to retain earnings to provide funds for the operation and expansion of the Company's business.

Preferred Stock

The MCI WorldCom Series B Preferred Stock is convertible into shares of MCI WorldCom Common Stock at any time at a conversion rate of 0.1460868 shares of MCI WorldCom Common Stock for each share of MCI WorldCom Series B Preferred Stock. Dividends on the MCI WorldCom Series B Preferred Stock accrue at the rate of $0.0775 per share, per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors. The Company has not declared any dividends on the MCI WorldCom Series B Preferred Stock to date and anticipates that future dividends will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of MCI WorldCom Common Stock at the Company's election. To date, the Company has elected to pay all accrued dividends in cash, upon conversion.

The MCI WorldCom Series B Preferred Stock is also redeemable at the option of the Company at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends. The redemption price will be payable in cash or shares of the MCI WorldCom Common Stock at the Company's election.

The MCI WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The MCI WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation. As of March 6, 2000, there were 10,955,612 shares of MCI WorldCom Series B Preferred Stock outstanding held by approximately 660 shareholders of record. There is no established market for the MCI WorldCom Series B Preferred Stock.

In January 2000, each outstanding share of MCI WorldCom Series C Preferred Stock was redeemed by the Company for $50.75 in cash, or approximately $190 million in the aggregate.

In May 1998, the Company exercised its option to redeem all of the outstanding MCI WorldCom Series A Preferred Stock and related Depositary Shares. Prior to the redemption date, substantially all of the holders of MCI WorldCom Series A Preferred Stock elected to convert the preferred stock into MCI WorldCom Common Stock, resulting in the issuance of approximately 49 million shares of MCI WorldCom Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended December 31, 1999. The historical financial data as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 have been derived from the historical financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The report of Arthur Andersen LLP on the Consolidated Financial Statements of the Company as of and for the three years ended December 31, 1999 refers to their reliance on the report of other auditors in rendering an opinion in those financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this document.

                                                                    At or for the Year Ended December 31,
                                                                     (In millions, except per share data)
                                                      ------------------------------------------------------------------
                                                         1999          1998          1997           1996         1995
                                                      -----------  ------------  -------------  ------------  ----------
Operating Results:
Revenues                                                  $37,120      $18,169        $ 7,789       $ 4,799       $3,882
Operating income (loss)                                     7,888         (942)           982        (2,006)         609
Income (loss) before cumulative effect of
 accounting  change and extraordinary items                 4,013       (2,560)           185        (2,354)         205
Cumulative effect of accounting change                          -          (36)             -             -            -
Extraordinary items                                             -         (129)            (3)          (24)           -
Net income (loss) applicable to common shareholders         3,941       (2,767)           143        (2,391)         164
Preferred dividend requirement                                  9           24             39            13           41


Earnings (loss) per common share:
Income (loss) before cumulative effect of
 accounting  change and extraordinary items -
  Basic                                                      1.40        (1.35)          0.10         (3.44)        0.28
  Diluted                                                    1.35        (1.35)          0.10         (3.44)        0.27

Net income (loss) -
  Basic                                                      1.40        (1.43)          0.10         (3.47)        0.28
  Diluted                                                    1.35        (1.43)          0.09         (3.47)        0.27
Weighted average shares -
  Basic                                                     2,821        1,933          1,470           689          595
  Diluted                                                   2,925        1,933          1,516           689          625

Financial position:
Total assets                                              $91,072      $87,092        $24,400       $21,683       $7,642
Long-term debt                                             13,128       16,448          7,811         5,758        2,657
Subsidiary trust and other mandatorily redeemable
   preferred securities                                       798          798              -             -            -
Shareholders' investment                                   51,238       45,241         14,087        13,616        2,718

Notes to Selected Financial Data:

(1) On September 14, 1998, the Company completed the MCI Merger. The MCI Merger was accounted for as a purchase; accordingly, the operating results of MCI are included from the date of acquisition.

(2) In 1998, the Company recorded a pre-tax charge of $196 million in connection with the BFP Merger, the MCI Merger and certain asset write-downs and loss contingencies. Such charges included $21 million for employee severance, $17 million for BFP direct merger costs, $38 million for conformance of BFP accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to certain asset write-downs and loss contingencies. Additionally, in connection with certain business combinations, MCI WorldCom made allocations of the purchase price to acquired in-process research and development totaling $429 million in the first quarter of 1998, related to the CompuServe Merger and AOL Transaction, $3.1 billion in the third quarter of 1998 related to the MCI Merger, and $2.14 billion in the fourth quarter of 1996 related to the MFS Merger. See Note 3 of Notes to Consolidated Financial Statements.

(3) Results for 1996 include other after-tax charges of $121 million for employee severance, employee compensation charges, alignment charges, and costs to exit unfavorable telecommunications contracts and $344 million after-tax write-down of operating assets within MCI WorldCom's non-core businesses. On a pre-tax basis, these charges totaled $600 million.

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

(5) In connection with the conversion of the Company's Series 1 $2.25 Cumulative Senior Perpetual Convertible Preferred Stock (the "Series 1 Preferred Stock"), MCI WorldCom made a non-recurring payment of $15 million in 1995 to the holder of the stock, representing a discount to the minimum nominal dividends that would have been payable on the Series 1 Preferred Stock prior to the September 15, 1996 optional call date of approximately $27 million (which amount included an annual dividend requirement of $25 million plus accrued dividends to such call date).

(6) In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard required all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. This accounting standard broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company adopted this standard as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of $36 million, net of taxes. This expense represented start-up costs incurred primarily in conjunction with the development and construction of SkyTel's Advanced Messaging Network.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from in-process research and development programs, the likelihood of successful completion of such programs, and the outcome of Euro conversion efforts, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts.

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: (1) whether the Sprint Merger is completed and the ability to integrate the operations of the Company and Sprint, including their respective products and services; (2) the effects of vigorous competition in the markets in which the Company operates; (3) the impact of technological change on the Company's business, new entrants and alternative technologies, and dependence on availability of transmission facilities; (4) uncertainties associated with the success of other acquisitions and the integration thereof;
(5) risks of international business; (6) regulatory risks, including the impact of the Telecom Act; (7) contingent liabilities; (8) the impact of competitive services and pricing; (9) risks associated with Euro conversion efforts; (10) risks associated with debt service requirements and interest rate fluctuations;
(11) the Company's degree of financial leverage; and (12) other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended December 31, 1999. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1999, after giving effect to the SkyTel Merger and the BFP Merger, which were accounted for as poolings-of-interests. This information should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

Results of Operations

The following table sets forth for the periods indicated the Company's consolidated statement of operations as a percentage of its operating revenues.

                                                                             For the Year Ended December 31,
                                                                      ------------------------------------------
                                                                          1999            1998            1997
                                                                      ----------      ----------      ----------
Revenues............................................................       100.0%          100.0%          100.0%
Line costs..........................................................        43.0            47.0            49.9
Selling, general and administrative.................................        24.1            25.1            23.8
Depreciation and amortization.......................................        11.7            12.6            13.7
In-process research and development and other charges...............           -            20.5               -
                                                                      ----------      ----------      ----------
Operating income (loss).............................................        21.2            (5.2)           12.6
Other income (expense):
  Interest expense..................................................        (2.6)           (3.8)           (5.8)
  Miscellaneous.....................................................         0.7             0.2             0.6
                                                                      ----------      ----------      ----------
Income (loss) before income taxes, minority interests,
 cumulative effect of accounting change and extraordinary items.....        19.3            (8.8)            7.4
Provision for income taxes..........................................         8.0             4.8             5.0
                                                                      ----------      ----------      ----------
Income (loss) before minority interests, cumulative effect of
 accounting change and extraordinary items..........................        11.3           (13.6)            2.4
Minority interests..................................................        (0.5)           (0.5)              -
Cumulative effect of accounting change..............................           -            (0.2)              -
Extraordinary items.................................................           -            (0.7)              -
                                                                      ----------      ----------      ----------
Net income (loss)...................................................        10.8           (15.0)            2.4
Preferred dividends and distributions on subsidiary trust
 mandatorily redeemable preferred securities........................         0.2             0.2             0.5
                                                                      ----------      ----------      ----------
Net income (loss) applicable to common shareholders.................        10.6           (15.2)            1.8
                                                                      ==========      ==========      ==========

Year Ended December 31, 1999  vs.
Year Ended December 31, 1998

Revenues for 1999, increased 104% to $37.1 billion as compared to $18.2 billion for 1998. The increase in total revenues is attributable to the MCI Merger and Embratel acquisition as well as internal growth. Results include MCI and Embratel operations from September 14, 1998, and CompuServe Network Services and ANS from February 1, 1998.

Actual reported revenues by category for the year ended December 31, 1999, and 1998 reflect the following changes by category (dollars in millions):

                                                       Actual       Actual       Percent
                                                        1999         1998         Change
                                                    ------------  -----------  ------------
Revenues
          Voice                                         $20,603       $ 9,243          123
          Data                                            7,470         3,384          121
          Internet                                        3,535         2,165           63
          International                                   1,733         1,130           53
                                                        -------       -------          ---
Communication services                                   33,341        15,922          109
          Messaging                                         494           491            1
          Other                                             513           574          (11)
                                                        -------       -------          ---
Total revenues before Embratel                          $34,348       $16,987          102
          Embratel                                        2,854         1,182          141
          Elimination of                                    (82)            -          N/A
           intersegment revenues                        -------       -------          ---
Total reported revenues                                 $37,120       $18,169          104
                                                        =======       =======          ===

The following table provides supplemental pro forma detail for MCI WorldCom revenues. Since actual results for 1998 only reflect the operations of MCI after September 14, 1998, and eleven months of CompuServe Network Services and ANS, the pro forma results are more indicative of internal growth for the combined company. The pro forma revenues, excluding Embratel, for the years ended December 31, 1999 and 1998, reflect the following changes by category (dollars in millions):


                                                       Actual      Pro Forma     Percent
                                                        1999         1998         Change
                                                     -----------  -----------  ------------
Revenues
 Voice                                                   $20,603      $19,480            6
 Data                                                      7,470        5,827           28
 Internet                                                  3,535        2,246           57
 International                                             1,733        1,130           53
                                                         -------      -------          ---
Communication services                                    33,341       28,683           16
 Messaging                                                   494          443           12
 Other                                                       513        1,733          (70)
                                                         -------      -------          ---
Total revenues                                           $34,348      $30,859           11
                                                         =======      =======          ===

The following discusses the revenue increases for the year ended December 31, 1999, as compared to pro forma results for the comparable prior year period. The pro forma revenues assume that the MCI Merger, CompuServe Merger and the AOL Transaction occurred at the beginning of 1998. These pro forma revenues do not include Embratel or the iMCI Business that was sold. Changes in actual results of operations are shown in the Consolidated Statements of Operations and the foregoing tables and, as noted above, primarily reflect the MCI Merger, Embratel acquisition and internal growth of the Company. Voice revenues include both long distance and local domestic switched revenues.

Voice revenues for 1999 experienced a 6% increase over the prior year pro forma amount, driven by a gain of 10% in traffic as a result of customers purchasing "all-distance" voice services from the Company. Aggressive pricing in both consumer and business markets also contributed to this favorable performance, as traffic volume gains more than offset pricing declines. These volume and revenue gains were offset partially by anticipated year-over-year declines in carrier wholesale traffic as well as federally mandated access charge reductions that were passed through to the consumer. Voice revenues include both long distance and local domestic switched revenues.

Data revenues for 1999 increased 28% over the same pro forma period of the prior year. Data includes both long distance and local dedicated bandwidth sales.
The revenue growth for data services continued to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth was not only fueled by connectivity demands, but also by applications that have become more strategic, far reaching and complex; additionally, bandwidth consumption drove an acceleration in growth for higher capacity circuits. As of December 31, 1999, the Company had approximately
33.1 million domestic local voice grade equivalents and over 39,000 buildings in the United States connected over its high-capacity circuits. Domestic local route miles of connected fiber exceeded 8,000 and domestic long distance route miles exceeded 47,000 as of December 31, 1999.

Internet revenues for 1999 increased 57% over the prior year pro forma amount. Growth was driven by both dial up and dedicated connectivity to the Internet as more and more business customers migrated their data networks and applications to Internet-based technologies. The Company has increased the capacity of its global Internet network to OC-48 in response to the increasing backbone transport requirements of both its commercial and wholesale accounts. The Company's dial access network has grown over 85% to 1.7 million modems, compared with the same period in the prior year. MCI's Internet revenues for 1998 have been excluded from the above table, due to the divestiture of the iMCI Business.

International revenues - those revenues originating outside of the United States, excluding Embratel - for 1999 were $1.7 billion, an increase of 53% as compared with $1.1 billion for the same pro forma period of the prior year. The Company has continued to extend the reach of its end-to-end networks which now provides MCI WorldCom the capability to connect approximately 10,000 buildings in Europe all over its own high-capacity circuits.

Messaging revenues coming from SkyTel increased 12% to $494 million in 1999 compared with $443 million for the prior year period.

Other revenues, which primarily consist of the operations of SHL, for 1999 were $513 million, a decrease of 70% versus $1.7 billion for the pro forma period of the prior year. In April 1999, the Company completed the sale of SHL to EDS for $1.6 billion.

The following discusses the actual results of operations for the year ended December 31, 1999, as compared to the year ended December 31, 1998.

Line costs. Line costs as a percentage of revenues for 1999 were 43.0% as compared to 47.0% reported for the same period in the prior year. Overall decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the continued assimilation of MCI, CompuServe Network Services and ANS into the Company's operations. Additionally, access charge reductions that occurred in January 1999 and July 1999 reduced total line cost expense by approximately $363 million for 1999. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by over half a percentage point for 1999.

The principal components of line costs are access charges and transport charges. Regulators have historically permitted access charges to be set at levels that are well above ILECs' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. MCI WorldCom has actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively neutral manner. MCI WorldCom cannot predict the outcome of these proceedings or whether or not the result(s) will have a material adverse impact on its consolidated financial position or results of operations. However, the Company's goal is to manage transport costs through effective utilization of its network, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

Selling, general and administrative. Selling, general and administrative expenses for 1999 were $8.9 billion or 24.1% of revenues as compared to $4.6 billion or 25.1% of revenues for 1998. The decrease in selling, general and administrative expenses as a percentage of revenues for 1999 reflects the assimilation of MCI into the Company's strategy of cost control.

Depreciation and amortization. Depreciation and amortization expense for 1999 increased to $4.4 billion or 11.7% of revenues from $2.3 billion or 12.6% of revenues for 1998. This increase reflects increased amortization and depreciation associated with the MCI Merger, CompuServe Merger and AOL Transaction as well as additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

In-process research and development and other charges. In 1998, the Company recorded a pre-tax charge of $196 million in connection with the BFP Merger, the MCI Merger and certain asset write-downs and loss contingencies. Such charges included $21 million for employee severance, $17 million for BFP direct merger costs, $38 million for conformance of BFP accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to certain asset write-downs and loss contingencies. The $56 million related to long-term commitments includes $33 million of minimum commitments between 1999 and 2008 for leased facilities that the Company has or will abandon, $19 million related to certain minimum contractual network lease commitments that expire between 1999 and 2001, for which the Company will receive no future benefit due to the migration of traffic to owned facilities, and $4 million of other commitments. Because of organizational and operational changes that occurred, management concluded in 1999 that certain leased properties would not be abandoned according to the original plan that was approved by management. Therefore, in 1999 a reversal of a $9 million charge to in-process research and development ("IPR&D") and other charges was recorded in connection with this plan amendment. Additionally, the $33 million related to certain asset write-downs and loss contingencies includes $9 million for the decommission of certain information systems that have no alternative future use, $9 million for the write-down to fair value of certain assets held for sale that were disposed of in 1998 and $15 million related to legal costs and other items related to BFP. As of December 31, 1999 and 1998, the Company's remaining unpaid liability related to the above charges was $27 million and $66 million, respectively.

In connection with certain 1998 business combinations, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the respective business combinations, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

The value of the IPR&D projects reflected the R&D's stage of completion as of the acquisition date, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects. The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products, estimating the resulting net cash flows from the expected product sales of such products, and discounting the net cash flows to their present value using a risk-adjusted discount rate.

A description of the acquired in-process technology and the estimates made by the Company at the time each business combination was completed is set forth below.

 .    MCI. The in-process technology acquired in the MCI Merger consisted of seventy significant R&D projects grouped into six categories. The aggregate value assigned to MCI IPR&D was $3.1 billion. These projects were all targeted at: (1) developing and deploying an all optical network, new architecture of the telephone system using Internet Protocol ("IP") and developing the systems and tools necessary to manage the voice and data traffic; (2) creating new products and services; and (3) developing certain information systems that may enhance the management of MCI WorldCom's products and service offerings.

     As of the allocation date, total MCI stand-alone revenues were projected to exceed $34 billion within five years. This level of revenue implied a compound annual growth rate ("CAGR") of approximately 12.3%. Estimated total revenues from the acquired in-process technology peaked in the year 2001 and steadily declined in 2002 through 2009 as other new product and service technologies were expected to be introduced by the combined company. As of the MCI Merger date approximately $296 million had been spent on developing the IPR&D. Estimated costs to complete were approximately $342 million, as follows: 17% during the last quarter of 1998, 41% during the four quarters in 1999, 31% during the four quarters in 2000, and 11% during the four quarters in 2001.

     The allocation of purchase price for the MCI Merger included an allocation to developed technology, which is being depreciated over 10 years on a straight-line basis. The remaining purchase price, which includes allocations to goodwill and tradename, is being amortized over 40 years on a straight-line basis.

 .    CompuServe and ANS. The in-process technology acquired in the CompuServe
     Merger and the AOL Transaction consisted of three main R&D efforts underway at CompuServe Network Services and two main R&D efforts underway at ANS. The aggregate value assigned to CompuServe and ANS in-process technology was $429 million. These projects included next generation network technologies and new value-added networking applications, such as applications hosting, multimedia technologies and virtual private data networks.

     At the time of the allocation, total ANS and CompuServe Network Services stand-alone revenues were projected to exceed $3.5 billion within five years. This level of revenues implied a CAGR of approximately 32%. Estimated total revenues from the acquired in-process technology related to CompuServe Network Services peaked in the year 2002 and steadily declined through 2006 as other new product and service technologies were expected to be introduced by the Company. Estimated total revenues from the acquired in-process technology related to ANS peaked in the year 2004 and steadily declined through 2006. Based on the cost incurred at the acquisition dates and the milestones achieved by ANS and CompuServe Network Services, in aggregate, ANS' projects were estimated to be approximately 80% complete, while CompuServe Network Services' projects were estimated to be approximately 60% complete. Estimated costs to complete were approximately $62 million, as follows: 42% during the last three quarters of 1998, and 58% during the four quarters in 1999.

     The allocation of purchase price for the CompuServe Merger and the AOL Transaction included allocations to developed technologies, assembled work force, customer relationships and tradenames which are being amortized on a straight-line basis over 10 years.

At December 31, 1999 significant progress had been made on the development of the IPR&D that was acquired from MCI, ANS, and CompuServe. In general, the Company believes that each acquired company's R&D efforts are on track with management's plans at the time the transactions occurred. The Company is continuing to invest in the development of the technologies that were under development at the consummation of the transactions. Related to MCI, approximately $200 million of the planned total cost to complete of $340 million
has been incurred as of December 31, 1999.   Related to ANS and CompuServe, the
R&D projects that were underway at the time of the transaction have been carried out in accordance with Company plans. As such, cost incurred to complete the ANS and CompuServe projects did not differ materially from the original estimate of $62 million. Through this date, no significant adjustments have been made to the economic assumptions or expectations that underlie the Company's acquisition decisions and related purchase accounting.

The preceding paragraphs include statements that constituted forward-looking statements, and were not made with a view to public disclosure and were based on a variety of estimates and judgements. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections or other statements will be realized. The Company does not intend to update or supplement these projections or other statements in the future.

Interest expense. Interest expense for 1999 was $966 million or 2.6% of revenues, as compared to $692 million or 3.8% of revenues reported for 1998. The increase in interest expense is attributable to higher debt levels as a result of the MCI Merger, higher capital expenditures and the 1998 fixed rate debt financings, offset by lower interest rates as a result of certain tender offers for outstanding debt in the first and fourth quarters of 1999 and slightly lower rates in effect on the Company's variable rate debt. Interest expense for 1999 was favorably impacted as a result of the SHL sale proceeds, investment sales proceeds and proceeds from the increase in the Company's receivables purchase program being utilized to repay indebtedness under the Company's credit facilities and commercial paper program. For 1999 and 1998, weighted average annual interest rates on the Company's long-term debt were 7.23% and 7.33% respectively, while weighted average annual levels of borrowings were $19.1 billion and $12.7 billion, respectively.

Miscellaneous income and expense. Miscellaneous income for 1999 was $242 million or 0.7% of revenues as compared to $44 million or 0.2% of revenues reported for 1998. Miscellaneous income includes investment income, interest income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other nonoperating items. Miscellaneous income and expense for 1999 includes $374 million of gains on securities sold, offset by $171 million of foreign currency translation losses related to the impact of the local currency devaluation in Brazil and its effect on Embratel's holdings of U.S. dollar and other foreign currency denominated debt. Also included was a $62 million charge related to the redemption of certain outstanding senior notes of the Company.

Provision for income taxes. The effective income tax rate for 1999 was 41.4% of income before taxes. The 1999 rate is greater than the expected federal statutory rate of 35% primarily due to the fact that amortization of the goodwill related to the MCI Merger is not deductible for tax purposes. Excluding the nondeductible amortization of goodwill, the Company's effective income tax rate would have been 36.2%.

Cumulative effect of accounting change. In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard required all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. This accounting standard broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company adopted this standard as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of $36 million, net of income tax benefit of $22 million. This expense represented start-up costs incurred primarily in conjunction with the development and construction of SkyTel's Advanced Messaging Network.

Extraordinary items. In the first quarter of 1998, the Company recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and certain related refinancings of the Company's outstanding debt from the BFP Merger.

Net income (loss) applicable to common shareholders. For 1999, the Company reported net income applicable to common shareholders of $3.9 billion as compared to a net loss of $2.8 billion reported for 1998. Diluted income per common share was $1.35 compared to a loss per share of $1.43 for the comparable 1998 period.

Year Ended December 31, 1998 vs.
 Year Ended December 31, 1997

Revenues for 1998 increased 133% to $18.2 billion as compared to $7.8 billion
for 1997.   The increase in total revenues is attributable to the MCI Merger, the CompuServe Merger and the AOL Transaction as well as internal growth. Results for 1998 include MCI and Embratel operations from

September 14, 1998. Excluding Embratel, the Company's revenues increased 118% to $17.0 billion in 1998.

Actual reported revenues by category and associated revenue increases for the year ended December 31, 1998 and 1997 reflect the following changes by category (dollars in millions):

                                    Actual           Actual         Percent
                                     1998             1997           Change
                                  ---------        ---------       ---------

Revenues
   Voice                            $ 9,243          $4,062            128
   Data                               3,384           1,618            109
   Internet                           2,165             566            283
   International                      1,130             726             56
                                    -------          ------            ---
Communications services              15,922           6,972            128
   Messaging                            491             405             21
   Other                                574             412             39
                                    -------          ------            ---
Total revenues before Embratel      $16,987          $7,789            118
   Embratel                           1,182               -            N/A
                                    -------          ------            ---
Total reported revenues             $18,169          $7,789            133
                                    =======          ======            ===

The following table provides supplemental pro forma detail for MCI WorldCom revenues. Since actual results for 1998 only reflect 108 days of operations for MCI and eleven months of CompuServe Network Services and ANS, the pro forma results are more indicative of internal growth for the combined company. The pro forma revenues, excluding Embratel, for the year ended December 31, 1998 and 1997 reflect the following changes by category (dollars in millions):


                             Pro             Pro
                            Forma           Forma        Percent
                             1998           1997          Change
                          ----------      ---------     ----------
Revenues
   Voice                     $19,480        $17,932           9
   Data                        5,827          4,550          28
   Internet                    2,246          1,325          69
   International               1,130            726          56
                             -------        -------         ---
Communications services       28,683         24,533          17
   Messaging                     443            344          29
   Other                       1,733          1,999         (13)
                             -------        -------         ---
Total revenues               $30,859        $26,876          15
                             =======        =======         ===

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

Pro forma voice revenues for 1998 experienced a 9% year-over-year increase driven by a gain of 17% in traffic. Voice revenues include both long distance and local domestic switched revenues. Strong long distance volume gains in domestic commercial sales channels, combined with an increasing mix of local services, were the primary contributors to this increase. Pro forma local voice revenues grew 87% in 1998 versus the same period of the prior year, but remained a relatively small component of total Company revenues for 1998.

Pro forma data revenues for 1998 increased 28% year-over-year. Data includes both long distance and local dedicated bandwidth sales. The revenue growth for data services continues to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth was not only being fueled by connectivity demands, but also by applications that have become more strategic, far reaching and complex; additionally, bandwidth consumption drove an acceleration in growth for higher capacity circuits. Rapidly growing demand for higher bandwidth services has contributed to a 43% pro forma year-over-year local data revenue growth for 1998. As of December 31, 1998, the Company had approximately 17 million domestic local voice grade equivalents and approximately 34,000 buildings in the U.S., connected over its high-capacity circuits. Domestic local route miles of connected fiber exceeded 7,800 and domestic long distance route miles exceeded 45,000 at December 31, 1998.

Pro forma Internet revenues for 1998 increased 69% over the 1997 pro forma amount. Growth was driven by both dial-up and dedicated connectivity to the Internet as more and more business customers migrated their data networks and applications to Internet-based technologies. MCI's Internet revenues have been excluded from the above table, due to the divestiture of the iMCI Business.

Pro forma international revenues - those revenues originating outside of the United States, excluding Embratel - for 1998 were $1.1 billion, an increase of 56% as compared with $726 million for the same pro forma period of the prior year. Significant percentage gains in international revenues were achieved in continental Europe in response to the Company's rapidly expanding networks and sales effort. In July 1998, the Pan-European network was commissioned for service and as of December 31, 1998 provided MCI WorldCom the capability to connect from end-to-end over 5,500 buildings in Europe all over its own high capacity circuits. In Europe, the Company had over 900 route miles of local fiber and over 1,700 long distance route miles at December 31, 1998.

The Pan-European networks and national networks in the U.K., France, Germany and Belgium drove higher growth of enhanced data sales internationally. The resulting revenue mix shift contributed to improved margins in spite of the competitive pricing environment.

Pro forma messaging revenues for 1998 were $443 million, up 29% compared with 1997. The increase is primarily attributable to the growth in revenues from advanced messaging services.

Pro forma other revenues for 1998 were $1.7 billion, down 13% as compared with 1997. Other revenues, which consists primarily of the operations of SHL, include equipment deployment, consulting and systems integration and outsourcing services. The year-over-year decline reflects the negative impact of eliminating certain lines of operation and the Canadian currency translation effects.

The following discusses the actual results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

Line costs. Line costs as a percentage of revenues for 1998 were 47.0% as compared to 49.9% reported for the same period of the prior year. Overall decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the assimilation of MCI, CompuServe Network Services and ANS into the Company's operations and were offset in part by universal service fund costs recorded for the 1998 year. Additionally, access charge reductions beginning in July 1997 reduced total line cost expense by approximately $200 million in 1998. While access charge reductions were primarily passed through to the customer, line costs as a percentage of revenues were positively affected by more than half a percentage point for 1998. The Company anticipates that line costs as a percentage of revenues will continue to decline as a result of further synergies and economies of scale resulting from network efficiencies achieved from the assimilation of the former MCI and WorldCom networks. Additionally, local revenues have increased rapidly and line costs related to local are primarily fixed in nature - leading to lower line costs as a percentage of revenues.

Selling, general and administrative. Selling, general and administrative expenses for 1998 were $4.6 billion or 25.1% of revenues as compared to $1.9 billion or 23.8% of revenues for 1997. The increase in selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 1998, which includes MCI for 108 days, reflects the Company's expanding operations, primarily through the MCI Merger. The Company's goal is to achieve additional selling, general and administrative synergies in connection with the MCI Merger through the assimilation of MCI into the Company's strategy of cost control.

Depreciation and amortization. Depreciation and amortization expense for 1998 increased to $2.3 billion or 12.6% of revenues from $1.1 billion or 13.7% of revenues for 1997. The increase reflects increased amortization associated with the MCI Merger, CompuServe Merger and AOL Transaction and additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

In-process research and development and other charges. In 1998, the Company recorded a pre-tax charge of $196 million in connection with the BFP Merger, the MCI Merger, and certain asset write-downs and loss contingencies. Such charges included $21 million for employee severance, $17 million for BFP direct merger costs, $38 million for conformance of BFP accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment, and $33 million related to certain asset write-downs and loss contingencies. The $56 million related to long-term commitments includes $33 million of minimum commitments between 1999 and 2008 for leased facilities that the Company has or will abandon, $19 million related to certain minimum contractual network lease commitments that expire between 1999 and 2001, for which the Company will receive no future benefit due to the migration of traffic to owned facilities, and $4 million of other commitments. Additionally, the $33 million related to certain asset write-downs and loss contingencies includes $9 million for the decommission of certain information systems that have no alternative future use, $9 million for the write-down to fair value of certain assets held for sale that were disposed of in 1998 and $15 million related to legal costs and other items related to BFP.

In connection with certain 1998 business combinations, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the respective business combinations, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

Discounting the net cash flows back to their present value was based on the weighted average cost of capital ("WACC"). The respective business enterprises were comprised of various types of assets, each possessing different degrees of investment risk contributing to the Company's overall WACC. Intangible assets were assessed higher risk factors due to their lack of liquidity and poor versatility for redeployment elsewhere in the business. In the MCI, CompuServe Network Services and ANS analyses the implied WACC was 14%, 14.5% and 16.5% respectively, based on the purchase price paid, assumed liabilities, projected cash flows, and each company's asset mix. Returns on monetary and fixed assets were estimated based on then prevailing interest rates. The process for quantifying intangible asset investment risk involved consideration of the uncertainty associated with realizing discernible cash flows over the life of the asset. A discount range of 15.5% to 19% was used for valuing the IPR&D. These discount ranges were higher than the WACC due to the inherent uncertainties surrounding the successful development of the purchased IPR&D, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were unknown at that time.

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

If none of these R&D projects are successfully developed, the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual project in-process would not materially impact the Company's consolidated financial condition, results of operations or the attractiveness of the overall investment of MCI, CompuServe Network Services or ANS. Operating results are subject to uncertain market events and risks which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

A description of the acquired in-process technology and the estimates made by the Company at the time each business combination was completed is set forth below.

MCI. The in-process technology acquired in the MCI Merger consisted of seventy significant R&D projects grouped into six categories. The aggregate value assigned to MCI IPR&D was $3.1 billion. These projects were all targeted at: (1) developing and deploying an all optical network, new architecture of the telephone system using IP and developing the systems and tools necessary to manage the voice and data traffic; (2) creating new products and services; and
(3) developing certain information systems that may enhance the management of MCI WorldCom's products and service offerings.

A brief description of the six categories of IPR&D projects purchased at the time of the MCI Merger is set forth below:

 . R&D Related to an All Optical Network. At the MCI Merger date, these projects involved R&D related to the development of an all optical network. This structure is in contrast to current systems which employed a combination of optics and electronics. New technologies that were in development included:
   (a) an optical cross connect system for all optical packet transport and sub-second service restoration, (b) a wavelength channel plan for enabling multiple simultaneous transmission channels, (c) projects related to distortion elimination, and (d) next generation optical networking technologies related to the fiber infrastructure. Achievements as of the MCI Merger date included demonstration of limited-scope prototypes in the laboratory. Remaining efforts included: demonstration of the system on a large scale with commercial traffic, physics research in certain areas, development of algorithms to enable network management, and addressing technology issues related to switching. The amount of R&D costs incurred as of the MCI Merger for these projects totaled $7 million. Estimated costs to complete were $10 million, as follows: 15% during the last quarter of 1998, 48% during the four quarters in 1999, 31% during the four quarters in 2000, and 6% during the four quarters in 2001. As of the MCI Merger date, the completion of these projects was considered difficult, and the risk of these technologies not being completed was rated as medium to high. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

 .  R&D Related to Data Transmission Service / Other Transmission Efforts. At the
   MCI Merger date, MCI was working on a variety of significant efforts related to data management. These new technologies included: (a) new data services to satisfy new capacity requirements and Internet needs, (b) a next generation intelligent network to enable deployment of specific new telecommunications services across multiple networks, (c) a 16 wavelength bi-directional line amplifier to amplify optical signals, (d) multiservice and integrated access platforms and development of new methods for serving ISPs on the local services network, and (e) Andromedia, which is related to specific improvements to Internet operations. Achievements as of the MCI Merger date included methods for new high speed switching, multicasting, and offering a variety of service levels, as well as architectural design for next generation intelligent networks. Tasks to complete the new technologies included: engineering related to telephone systems to utilize IP; solving scalability issues across the infrastructure; and conducting extensive testing of the technologies under development. As of the MCI Merger date, $48 million had been expended to develop these R&D projects. Estimated costs to complete the projects were $132 million, as follows: 9% during the last quarter of 1998, 33% during the four quarters in 1999, 46% during the four quarters in 2000, and 12% during the four quarters in 2001. The completion of these projects was considered difficult and the risk of not completing these projects was characterized as medium to high. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

 . Next Generation Tools. At the MCI Merger date, MCI's personnel were developing a variety of new tools designed to achieve specific reliability and quality objectives related to the network. Important new development technologies in this category included: (a) reliability and quality engineering tools relating to the reliability test and quality control, (b) network design development tools to enable end-to-end network design and modeling capabilities, (c) the Integrated Management Platform Advanced Communications Technology project to provide new network management for the networks, (d) the integrated test system to provide a new testing architecture for the Company's local, long distance, and international networks, and (e) an enhanced traffic system and security. Progress as of the MCI Merger date included: definition of architectural components, partial development of software algorithms, and limited prototypes for tasks. Remaining efforts included completion of algorithms, prototype development, validation, testing, and development of support systems. As of the MCI Merger date, $84 million had been spent on the R&D projects. Estimated costs to complete were $48 million, as follows: 22% during the last quarter of 1998, 46% during the four quarters in 1999, 23% during the four quarters in 2000, and 9% during the four quarters in 2001. At the MCI Merger date, there were significant risks of not being able to complete the prototypes and there was also uncertainty in the timeliness of completion. The aggregate risk level of this category of R&D projects was considered medium to high. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

 . Specific New Customer Care Capabilities. At the MCI Merger date, these projects involved a series of efforts designed to provide customers with a suite of new services, including development of major technologies such as:
   (a) the virtual data delivery system to engineer new order processing and provisioning capabilities for data services, (b) network automation projects related to capacity and change management, (c) hyperlink to deploy private lines and frame relay circuits utilizing a new methodology, (d) common data platform to create a depository of network management information, and (e) the Talisman project to develop data products for the networkMCI One Voice. Achievements as of the MCI Merger date included design, partial coding, and prototyping. Tasks to complete included: addition of significant features and functionality; additional design, testing and coding; and addressing scalability issues. As of the MCI Merger date, $67 million had been spent on developing this R&D.

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

 . R&D Related to Local Services. At the MCI Merger date, this category involved a series of specific projects to create an offering of local services on a national basis. Efforts included: (a) electronic bonding for local service maintenance organizations, (b) elements of an order automation and tracking system, (c) access technology development, and (d) the substantial R&D related to the network optimization enhancement system. Achievements as of the MCI Merger date included: completion of system definitions, partial coding development, and base functionality developed on certain projects. Tasks to complete included adding features and functionality, module development and testing. As of the MCI Merger date, $53 million had been spent on developing the R&D projects. Estimated costs to complete were $38 million, as follows: 25% during the last quarter of 1998, 43% during the four quarters in 1999, 21% during the four quarters in 2000, and 11% during the four quarters in 2001. There were significant risks related to developing the interfaces and the required technologies and the complex interconnections.
   The aggregate risk level for this category of R&D projects was considered medium to high. Failure of the R&D project would eliminate the Company's future revenues and profits attributable to the R&D.

 . New Products and Services. A series of new products and services were being developed by MCI as of the MCI Merger date. These included: (a) video services to design and implement a new terrestrial video distribution network for real-time quality video, (b) distance learning services via an integrated multimedia network platform, (c) fractal compression technology for image compression and encoding to reduce data transmit time and bit losses, and (d) integrated messaging for one number service for telephone, fax, voicemail, Internet and paging. Progress as of the MCI Merger date included: definition, development and component testing; feasibility and analysis; and development of prototypes. Remaining development included: design and deployment; resolving issues related to product functionality; and addressing scalability issues across the Company's infrastructure. As of the MCI Merger date $37 million had been spent on developing the R&D in this category. Estimated costs to complete were $38 million, as follows: 24% during the last quarter of 1998, 43% during the four quarters in 1999, 22% during the four quarters in 2000, and 11% during the four quarters in 2001. There were significant risks in completing the R&D projects, particularly developing the leading edge components, compression technologies, and developing operational support systems. The aggregate risk level for this category of R&D projects was considered medium to high. Project failure would eliminate the Company's future revenues and profits attributable to the R&D.

A summary of allocated values by technology/project is as follows (in millions):

                                     Developed
                                     Technology           IPR&D
                                  ----------------      ----------
All Optical Network                    $  200              $  400
Data Transmission Service/Other           200                 300
Next Generation Tools                     100                 400
New Customer Care Capabilities            800               1,100
Local                                     200                 700
New Products and Services                 200                 200
                                       ------              ------
                                       $1,700              $3,100
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

Developed technology related to the MCI Merger is being depreciated over 10 years on a straight-line basis. The remaining purchase price, which includes allocations to goodwill and tradename, is being amortized over 40 years on a straight-line basis.

As of the allocation date, total MCI stand-alone revenues were projected to exceed $34 billion within five years. This level of revenue implied a CAGR of approximately 12.3%. Estimated total revenues from the acquired in-process technology peaked in the year 2001 and steadily declined in 2002 through 2009 as other new product and service technologies were expected to be introduced by the combined company. These projections were based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions. These projections, as well as the other statements above regarding estimated costs of completion, the likelihood of successful completion and other aspects of the IPR&D projects in the future, which were made as of the time of the MCI Merger, constituted forward-looking statements, were not made with a view to public disclosure and were based on a variety of estimates and judgments. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections or other statements will be realized. The Company does not intend to update or supplement these projections or other statements in the future.

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

A brief description of the IPR&D projects purchased at the time of the CompuServe Merger and AOL Transaction is set forth below:

 . Virtual Private Data network ("VPDN"). At the date of the CompuServe Merger, these projects provided competitive VPDN products and services, including development of a new radius-roaming functionality. This capability was intended to allow remote VPDN users to "roam" the country, much like cellular phone users, and access their corporate network without regard for how to initiate a remote connection. Additionally, development of another VPDN adjunct product called the Phone Access Locator, if successful, would be used by CompuServe Network Services' remote customers to look up local network access point phone numbers. Other VPDN efforts underway at the date of the CompuServe Merger related to voluntary tunneling and development of new packet network technologies. Achievements leading up to the acquisition included completion of certain software specifications and design limited concept testing, and performance verification. Remaining efforts included large-scale design, performance testing, debugging, and quality assurance. Costs to complete this R&D project were projected to be approximately $3 million in 1998 and $4 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

 .  Network Technologies. At the date of the CompuServe Merger, CompuServe
   Network Services had undertaken significant projects to develop new IP-based network technologies. These projects involved many separate efforts, including: researching the use of switching and multicast technologies; investigating and testing proprietary switching and routing technology; researching and developing Fast Ethernet and/or Gigabit Ethernet protocols; and developing and testing switches with routing functionality. CompuServe Network Services' was also working on a significant effort to enhance workstation-based open systems technologies that contained new functions intended to allow the company to address new market needs. CompuServe Network Services' development work included the testing of new products and the development of new in-house network management solutions. Achievements leading up to the acquisition included completion of certain software and hardware specifications and design. Remaining efforts included large-scale design, performance testing and debugging. Costs to complete the R&D project were projected to be approximately $6 million in 1998 and $8 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

 .  Application Hosting. At the date of the CompuServe Merger, CompuServe Network
   Services had undertaken an effort to develop proprietary software, and identify and test third party Web hosting technology in order to provide complex Web and groupware hosting services. As part of this effort, CompuServe Network Services was attempting to develop a new capability in which it would host complex Web sites, without duplicating any development efforts. In addition, CompuServe Network Services was in the process of developing leading-edge electronic commerce solutions for its complex Web hosting product. CompuServe Network Services was also developing proprietary software and testing reporting tools. CompuServe Network Services was also in the process of making substantial enhancements that would result in a new e-mail gateway. Achievements leading up to the acquisition included completion of certain software specifications and design, limited concept testing, and performance verification. Remaining efforts included large-scale design and engineering, performance testing, and debugging. Costs to complete this R&D project were projected to be approximately $1 million in 1998 and $2 million in 1999. The risk of not completing these efforts was rated as medium. Project failure would result in the elimination of the Company's future revenues and profits attributable to the R&D.

 . Supercore. At the date of the AOL Transaction, Supercore was a significant project involving R&D related to data transmission and VPDN technologies. The Supercore project was intended to provide for the differentiation of connectivity service based on the needs of the transmission. At the time of the acquisition, ANS had made significant progress on this important R&D effort. Achievements leading up to the acquisition included a completed design and limited performance evaluation. Remaining efforts involved large-scale testing and proof of concept. ANS estimated it would spend approximately $12 million in 1998 and $17 million in 1999 to complete R&D projects related to Supercore. The risk of not completing these projects was considered medium to high risk. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

 .  Value Added Applications (Security Systems, Application Hosting, and
   Multimedia Systems). At the date of the AOL Transaction, ANS had a number of R&D projects underway related to security systems, application hosting and multimedia systems. In connection with a security system product called Interlock, ANS was developing next-generation capabilities to render multiple Local Area Network ("LAN") connections, Simple Network Management Protocol ("SNMP") support, and the selective use of Java and ActiveX protocols. Other R&D efforts were related to distributed firewalls, firewall farm technology, new encryption technologies, and multiple LAN interface capability. A Windows project involved substantially improving aspects of the server software intended to make it support a Domain Named System ("DNS") cache, firewall functionality, and remote administration. ANS also had several application R&D projects underway that were aimed at the development of a set of software tools, which would culminate in a new complex Web hosting product. ANS' complex Web hosting product was being developed to have near real-time database replication across geographic location, which would allow ANS, if successful, to maintain a company's Web site on several servers. As of the acquisition date, ANS did not offer multimedia services over its network. As a result, ANS was conducting R&D related to four multimedia services: fax over IP, video over IP, voice over IP, and call centers. R&D activity included system and software design, development of prototype systems, and systems testing. The most important R&D efforts related to multimedia systems were development of priority routing. In addition to ANS' security systems, application hosting, and multimedia R&D projects, ANS had undertaken a number of additional R&D efforts to develop technologies that would allow customers to access the system from any platform and to create a new data warehouse. In concert with these efforts, ANS was also addressing the customer's use of reporting, query, and On-Line Analytical Processing ("OLAP") tools. Achievements on the value added applications R&D leading up to the acquisition included the design and development of certain software algorithms, unit testing, and limited system testing. Remaining efforts included additional design work, large-scale testing, significant performance enhancements, and debugging. ANS expected to spend approximately $4 million in 1998 and $5 million in 1999 to complete the value added applications R&D. The risk of not completing these projects was considered to be medium to high risk. Failure to complete the R&D would cause the Company's future revenues and profits attributable to the R&D not to materialize.

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products, estimating the resulting net future cash flows from the expected sales of such products, and discounting the net future cash flows to their present value using a risk-adjusted discount rate. The Company expected to begin generating the economic benefits from the ANS and CompuServe Network Services projects in progress as they were completed. At the time of valuation, the cost to complete all such projects was approximately $62 million. Funding for completion of the in-process projects was expected to be obtained from internally generated sources. Based on the cost incurred at the acquisition dates and the milestones achieved by ANS and CompuServe Network Services, in aggregate, ANS' projects were estimated to be approximately 80% complete, while CompuServe Network Services' projects were estimated to be approximately 60% complete.

The allocation of purchase price for the CompuServe Merger and the AOL Transaction included allocations to developed technologies, assembled work force, customer relationships and tradenames which are being amortized on a straight-line basis over 10 years.

At the time of the allocation, total ANS and CompuServe Network Services stand-alone revenues were projected to exceed $3.5 billion within five years. This level of revenues implied a CAGR of approximately 32%. Estimated total revenues from the acquired in-process technology related to CompuServe Network Services peaked in the year 2002 and steadily declined through 2006 as other new product and service technologies were expected to be introduced by the Company. Estimated total revenues from the acquired in-process technology related to ANS peaked in the year 2004 and steadily declined through 2006. These projections were based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions. These projections, as well as the statements above regarding estimated costs of completion, the likelihood of successful completion, and other aspects of the IPR&D projects in the future which were made as of the time of the acquisitions, constituted forward-looking statements, and were not made with a view to public disclosure and were based on a variety of estimates and judgements. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections or other statements will be realized. The Company does not intend to update or supplement these projections or other statements in the future.

Interest expense. Interest expense for 1998 was $692 million or 3.8% of revenues, as compared to $450 million or 5.8% of revenues reported for 1997. The increase in interest expense is attributable to higher debt levels as the result of higher capital expenditures, the 1998 and 1997 fixed rate debt financings and the MCI Merger. These increases were offset by lower interest rates as a result of the tender offer for certain outstanding debt in the first quarter of 1998 and slightly lower rates in effect on the Company's variable rate long-term debt. For the twelve months ended December 31, 1998 and 1997, weighted average annual interest rates on the Company's long-term debt were 7.33% and 8.07% respectively, while weighted average annual levels of borrowing were $12.7 billion and $6.3 billion, respectively.

Provision for income taxes. The Company recorded a tax provision of $877 million for the year ended December 31, 1998, on a pretax loss of $1.6 billion. Although the Company generated a consolidated pretax loss for the year ended December 31, 1998, permanent non-deductible items aggregating approximately $4.0 billion, resulted in the recognition of taxable income. Included in the permanent non-deductible items was the $3.5 billion charge for IPR&D related to the MCI Merger, CompuServe Merger and AOL Transaction.

Cumulative effect of accounting change. In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard required all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. This accounting standard broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company adopted this standard as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of $36 million, net of income tax benefit of $22 million. This expense represented start-up costs incurred primarily in conjunction with the development and construction of SkyTel's Advanced Messaging Network.

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

Net income (loss) applicable to common shareholders. For the year ended December 31, 1998, the Company reported a net loss of $2.8 billion as compared to net income of $143 million reported for the year ended December 31, 1997. Diluted loss per common share was $1.43 compared to diluted earnings per common share of $0.09 per share for the comparable 1997 period.

Liquidity and Capital Resources

As of December 31, 1999, the Company's total debt was $18.1 billion, a decrease of $3.1 billion from December 31, 1998. Additionally, at December 31, 1999, the Company had available liquidity of $8.7 billion under its Credit Facilities and commercial paper program (which is described below) and from available cash.

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

On August 5, 1999, MCI WorldCom extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term pursuant to an Amended and Restated 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). The Facility C Loans together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement dated August 6, 1998 ("Facility A Loans"), provide MCI WorldCom with aggregate credit facilities of $10.75 billion (the "Credit Facilities"). The Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for a second successive 364-day term thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, and which covenants do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At December 31, 1999, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

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

In December 1999, the Company redeemed all of its outstanding 13.5% Senior Notes due December 15, 2002 (the "SkyTel Notes"), and all of its outstanding 6.75% Convertible Subordinated

Debentures due May 15, 2002 (the "SkyTel Debentures"). The aggregate outstanding principal amount of the SkyTel Notes and SkyTel Debentures was approximately $266 million. In connection with the redemptions, MCI WorldCom recorded a charge of approximately $34 million in the fourth quarter of 1999. The funds required to pay all amounts under the redemptions were obtained by MCI WorldCom from available liquidity under the Company's Credit Facilities and commercial paper program.

In January 2000, each share of MCI WorldCom Series C Preferred Stock was redeemed by the Company for $50.75 in cash, or approximately $190 million in the aggregate. The funds required to pay all amounts under the redemption were obtained by MCI WorldCom from available liquidity under the Company's Credit Facilities and commercial paper program.

As noted below, the Brazilian real has experienced significant devaluation against the U.S. dollar since MCI invested in Embratel in August 1998. The Company previously designated the note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of December 31, 1999, the Company recorded the change in value of the note as a reduction of the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

As of December 31, 1999, Embratel had $828 million of long-term debt outstanding, of which approximately $587 million was denominated in U.S. dollars and $241 million denominated in other currencies including the French Franc, Deutsche Mark, Japanese Yen and Brazilian real. The effective cost to Embratel of borrowing in foreign currencies, such as the U.S. dollar, depends principally on the exchange rate between the Brazilian real and the currencies in which its borrowings are denominated. As of December 31, 1999, the Brazilian real had devalued over 32% against the U.S. dollar since December 31, 1998. As a result, the Company recorded a $171 million foreign currency loss to miscellaneous expense during the year ended December 31, 1999. After the elimination of minority interests, this charge totaled approximately $33 million on a pretax basis. If this devaluation is sustained, or worsens, Embratel would record a similar charge to its future earnings equal to the increase in the U.S. dollar liability resulting from such devaluation. The net effect to the Company's operations would be approximately 19% of such charge after elimination of minority interests.

For the year ended December 31, 1999, the Company's cash flow from operations increased $6.8 billion to $11.0 billion from the comparable period for 1998. The increase in cash flow from operations was primarily attributable to the MCI Merger, internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of recent acquisitions into the Company's operations.

In 1999, the Company amended its existing $500 million receivables purchase agreement to $2 billion by including certain additional receivables and in the process received additional proceeds of $1.4 billion. The Company used these proceeds to reduce the outstanding debt under the Company's Credit Facilities and commercial paper program and provide additional working capital. As of December 31, 1999, the purchaser owned an undivided interest in a $3.8 billion pool of receivables, which includes the $1.9 billion sold.

Cash used in investing activities for the year ended December 31, 1999, totaled $9.6 billion. The sale of certain investments, other assets and the sale of SHL provided $3.6 billion of proceeds that were used primarily to cover capital expenditures of $8.7 billion and acquisition and related costs of $1.1 billion. Primary capital expenditures include purchases of switching, transmission, communications and other equipment. The Company anticipates that approximately $8.0 billion will be spent during 2000 for transmission and communications equipment, construction and other capital expenditures without regard to Embratel. Acquisitions and related costs includes the costs associated with the MCI Merger, CompuServe Merger, AOL Transaction and smaller acquisitions completed during 1999.

Under the Sprint Merger Agreement, each outstanding share of Sprint's FON common stock will be exchanged for $76.00 of MCI WorldCom Common Stock, subject to a collar. In addition, each share of Sprint's PCS common stock will be exchanged for one share of a new MCI WorldCom PCS tracking stock and 0.116025 shares of MCI WorldCom Common Stock. The terms of the MCI WorldCom PCS tracking stock will be virtually identical to the terms of Sprint's PCS common stock and will be designed to track the performance of the PCS business of the surviving company in the Sprint Merger. Holders of the shares of the other classes or series of Sprint capital stock will receive one share of a class or series of the Company's capital stock with virtually identical terms, which will be established in connection with the Sprint Merger, for each share of Sprint capital stock that they own. Sprint will redeem for cash each outstanding share of the Sprint first and second series preferred stock before completion of the Sprint Merger. The Sprint Merger, valued at approximately $129 billion, will be accounted for as a purchase and will be tax-free to Sprint stockholders.

The actual number of shares of MCI WorldCom Common Stock to be exchanged for each share of Sprint's FON common stock will be determined based on the average trading prices of MCI WorldCom Common Stock prior to the closing, but will not be less than 1.4100 shares (if MCI WorldCom's average stock price equals or exceeds $53.9007) or more than 1.8342 shares (if MCI WorldCom's average stock price equals or is less than $41.4350).

Consummation of the Sprint Merger is subject to various conditions set forth in the Sprint Merger Agreement, including the adoption of the Sprint Merger Agreement by stockholders of Sprint, the approval of the Sprint Merger by shareholders of the MCI WorldCom, the approval of the issuance of MCI WorldCom capital stock in the Sprint Merger by shareholders of MCI WorldCom, certain U.S. and foreign regulatory approvals and other customary conditions. Special meetings of the shareholders of MCI WorldCom and Sprint have been called for April 28, 2000 to vote on the merger proposals. It is anticipated that the Sprint Merger will close in the second half of 2000. Additionally, if the Sprint Merger is consummated, the integration and consolidation of Sprint will require substantive management and financial resources and involve a number of significant risks, including potential difficulties in assimilating technologies and services of Sprint and in achieving anticipated synergies and cost reductions.

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

The development of the businesses of MCI WorldCom and the installation and expansion of its domestic and international networks will continue to require significant capital expenditures. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require MCI WorldCom to delay or abandon some of its plans, which could have a material adverse effect on the success of MCI WorldCom. The Company has historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. Additionally, the Company expects to experience increased capital intensity due to network expansion and merger related expenses as noted above and believes that funding needs in excess of internally generated cash flow and the Credit Facilities and commercial paper program will be met by accessing the debt markets.

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

Year 2000 Readiness Disclosure

MCI WorldCom is pleased to report that the Company's network, application systems, and Internet services made a successful transition into the year 2000 and continue to function normally. While the initial year 2000 rollover period is now over, the Company will continue proactive system testing and monitoring procedures.

During the first quarter of 2000, the Company has focused on closing down the work teams, storage of data collected over the three year effort and getting back to business as usual. The year 2000 costs incurred by MCI and WorldCom through December 31, 1999, were approximately $605 million. This level of expenditures is consistent with the planned expenditures for the related periods. The Company expects to incur approximately $7 million in costs during calendar year 2000 to support final completion of its year 2000 compliance initiatives.

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

The Company's policy is to manage interest rates through use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. The Company has minimal cash flow exposure due to general interest rate changes for its fixed rate, long-term debt obligations. The Company does not believe a hypothetical 10% adverse rate change in the Company's variable rate debt obligations would be material to the Company's results of operations. The tables below provide information about the Company's risk exposure associated with changing interest rates on long-term debt obligations that impact the fair value of these obligations as of December 31, 1999 and 1998.

                                          Long-term Debt (in millions of dollars) as of December 31, 1999
                  -----------------------------------------------------------------------------------------------------------

                                           Average                          Average               Foreign          Average
                           Fixed          Interest         Variable        Interest              Currency         Interest
Expected Maturity           Rate          Rate (%)           Rate          Rate (%)             Denominated        Rate (%)
------------------    --------------   -----------      -------------   -----------       ---------------------   ---------
    2000                 $   363            7.27           $3,876            5.48                $  776            10.92
    2001                   1,642            6.28                -               -                    98             9.72
    2002                      71            7.50                -               -                    96             9.91
    2003                     628            6.29                -               -                    82            10.04
    2004                   1,053            7.52                -               -                    75            11.61
    Thereafter             9,242            7.10                -               -                   141
                       ---------                            ------                               ------
    Total                $12,999                            $3,876                               $1,268
                       =========                            ======                               ======
    Fair Value,
    December 31, 1999    $12,656                            $3,876                               $1,385
                       =========                            ======                               ======

                                          Long-term Debt (in millions of dollars) as of December 31, 1998
                  -----------------------------------------------------------------------------------------------------------

                                           Average                          Average               Foreign           Average
                           Fixed          Interest         Variable        Interest              Currency          Interest
Expected Maturity           Rate          Rate (%)           Rate          Rate (%)             Denominated         Rate (%)
------------------    --------------   -----------      -------------   -----------       ---------------------   ---------
    1999                 $ 1,385             8.26          $2,586           5.70                 $  786              11.44
    2000                     433             8.06              43           7.40                    742              11.61
    2001                   1,598             6.34              50           7.40                     81               8.53
    2002                     333            12.72               -              -                     79               8.54
    2003                     632             6.44           2,000           6.03                     62               8.42
    Thereafter            10,276             7.20               -              -                    119               7.82
                         -------                           ------                                ------
    Total                $14,657                           $4,679                                $1,869
                         =======                           ======                                ======
    Fair Value,
    December 31, 1998    $15,519                           $4,679                                $2,112
                         =======                           ======                                ======

The Company is exposed to foreign exchange rate risk primarily due to Embratel's holding of approximately $587 million in U.S. dollar denominated debt, and approximately $241 million of indebtedness indexed in other foreign currencies including French Franc, Deutsche Mark, Japanese Yen and Brazilian real as of December 31, 1999. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $16 million (after elimination of minority interests). In addition, if such change were to be sustained, the Company's cost of financing would increase in proportion to the change. During January 1999, the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian real. As of December 31, 1999, the Brazilian real had devalued over 32% against the U.S. dollar since December 31, 1998. As a result, the Company recorded a $171 million foreign currency loss to miscellaneous expense during the year ended December 31, 1999. After the elimination of minority interests, this charge totaled approximately $33 million on a pretax basis. If this devaluation is sustained, or worsens, the net impact to the Company's results of operations could be significant.

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

The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at December 31, 1999, the Company does not believe a hypothetical 10% adverse change in quoted market prices would be material to net income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as follows:

                                                                                                 Page
                                                                                                 -----
Reports of independent public accountants                                                        F-2

Consolidated balance sheets as of December 31, 1999 and 1998                                     F-4

Consolidated statements of operations for the three years
  ended December 31, 1999                                                                        F-5

Consolidated statements of shareholders' investment for
  the three years ended December 31, 1999                                                        F-6

Consolidated statements of cash flows for the three years
   ended December 31, 1999                                                                       F-7

Notes to consolidated financial statements                                                       F-8

Financial statement schedule                                                                     F-44


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 2000 annual meeting of the shareholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended December 31, 1999, and is incorporated herein by this reference to the following extent:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions "ELECTION OF DIRECTORS - Information about Nominees and Executive Officers" and "EXECUTIVE COMPENSATION - Section 16 (a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions "INFORMATION CONCERNING BOARD OF DIRECTORS - Compensation of Directors," "- Employment Agreements" and "EXECUTIVE COMPENSATION."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Captions "PRINCIPAL HOLDERS OF VOTING SECURITIES" and "SECURITY OWNERSHIP OF MANAGEMENT."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "EXECUTIVE COMPENSATION - Certain Relationships and Related Transactions" and "INFORMATION CONCERNING BOARD OF DIRECTORS - Employment Agreements."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2

Financial statements and financial statement schedule
-----------------------------------------------------

See Index to Consolidated Financial Statements and Financial Statement Schedule.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3

Exhibits required by Item 601 of Regulation S-K
-----------------------------------------------

See Exhibit Index for the exhibits filed as part of or incorporated by reference into this Annual Report. There are omitted from the exhibits filed with or incorporated by reference into this Annual Report on Form 10-K certain promissory notes and other instruments and agreements with respect to long-term debt of the Company, none of which authorizes securities in a total amount that exceeds 10% of the total assets of the Company on a consolidated basis.
Pursuant to Item 601(b)(4)(iii) of

Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission copies of any such omitted promissory notes or other instruments or agreements as the Commission requests.

(b) Reports on Form 8-K
    -------------------

(i) Current Report on Form 8-K dated October 4, 1999 (filed October 6, 1999) reporting under Item 5, Other Events, information related to MCI WorldCom's announcement that the Company had entered into a merger agreement with Sprint.

(ii) Current Report on Form 8-K dated October 5, 1999 (filed October 15, 1999) reporting under Item 5, Other Events, a copy of the presentation to analysts, dated October 5, 1999, regarding the Sprint Merger.

(iii)  Current Report on Form 8-K dated November 5, 1999 (filed November 5,
       1999) reporting under Item 5, Other Events, information related to the SkyTel Merger and under Item 7, Financial Statements and Exhibits, MCI WorldCom's audited financial statements for the years ended December 31, 1998, 1997 and 1996, to include supplemental financial information related to the SkyTel Merger.

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MCI WORLDCOM, Inc.

                              By:   /s/ Scott D. Sullivan
                                  --------------------------------------------
                                  Chief Financial Officer

Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                        Title                         Date
-------------------------------------------  ------------------------------------  -------------------

/s/ Clifford L. Alexander, Jr.                             Director                March 30, 2000
-------------------------------------------
Clifford L. Alexander, Jr.


/s/ James C. Allen                                         Director                March 30, 2000
-------------------------------------------
James C. Allen


/s/ Judith Areen                                           Director                March 30, 2000
-------------------------------------------
Judith Areen


/s/ Carl J. Aycock                                         Director                March 30, 2000
-------------------------------------------
Carl J. Aycock


/s/ Max E. Bobbitt                                         Director                March 30, 2000
-------------------------------------------
Max E. Bobbitt


/s/ Bernard J. Ebbers                           Director, President and Chief      March 30, 2000
-------------------------------------------     Executive Officer (Principal
Bernard J. Ebbers                                     Executive Officer)


/s/ Francesco Galesi                                       Director                March 30, 2000
-------------------------------------------
 Francesco Galesi


/s/ Stiles A. Kellett, Jr.                                 Director                March 30, 2000
-------------------------------------------
Stiles A. Kellett, Jr.


/s/ Gordon S. Macklin                                      Director                March 30, 2000
-------------------------------------------
 Gordon S. Macklin

/s/ John A. Porter                                         Director                March 30, 2000
-------------------------------------------
John A. Porter



/s/ Bert C. Roberts, Jr.                            Chairman of the Board          March 30, 2000
-------------------------------------------
Bert C. Roberts, Jr.


/s/ John W. Sidgmore                                       Director                March 30, 2000
-------------------------------------------
John W. Sidgmore


/s/ Scott D. Sullivan                            Director and Chief Financial      March 30, 2000
-------------------------------------------      Officer (Principal Financial
Scott D. Sullivan                              Officer and Principal Accounting
                                                            Officer)


/s/ Lawrence C. Tucker                                     Director                March 30, 2000
 -------------------------------------------
Lawrence C. Tucker



 -------------------------------------------               Director                March 30, 2000
Juan Villalonga

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                     Page
                                                                     ----

Reports of independent public accountants                            F-2

Consolidated balance sheets as of December 31, 1999 and 1998         F-4

Consolidated statements of operations for the three years ended
   December 31, 1999                                                 F-5

Consolidated statements of shareholders' investment for the three
   years ended December 31, 1999                                     F-6

Consolidated statements of cash flows for the three years ended
   December 31, 1999                                                 F-7

Notes to consolidated financial statements                           F-8

Financial statement schedule                                         F-44


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of MCI WORLDCOM, Inc.:

We have audited the accompanying consolidated balance sheets of MCI WORLDCOM, Inc. (a Georgia corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brooks Fiber Properties, Inc., a company acquired during 1998 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2, as of and for the year ended December 31, 1997. Such statements are included in the consolidated financial statements of MCI WORLDCOM, Inc. and reflect total revenues of two percent of the related consolidated totals in 1997. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Brooks Fiber Properties, Inc. is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MCI WORLDCOM, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Jackson, Mississippi,
March 24, 2000

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Brooks Fiber Properties, Inc.:

   We have audited the consolidated statements of operations, changes in shareholders' equity, and cash flows of Brooks Fiber Properties, Inc. and subsidiaries for the year ended December 31, 1997 (not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the changes in shareholders' equity of Brooks Fiber Properties, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                    KPMG LLP


St. Louis, Missouri
February 18, 1998

                      MCI WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Millions, Except Share Data)

                                                                                                    December 31,
                                                                                                 -----------------
                                                                                                   1999      1998
                                                                                                 -------   -------
     ASSETS
     Current assets:
       Cash and cash equivalents                                                                 $   876   $ 1,727
       Marketable securities                                                                           6         -
       Accounts receivable, net of allowance for bad debts of $1,122 in 1999
         and $920 in 1998                                                                          5,746     5,309
       Deferred tax asset                                                                          2,565     2,546
       Other current assets                                                                        1,131     1,187
                                                                                                 -----------------
              Total current assets                                                                10,324    10,769
                                                                                                 -----------------
     Property and equipment:
       Transmission equipment                                                                     14,689    12,271
       Communications equipment                                                                    6,218     5,400
       Furniture, fixtures and other                                                               7,424     6,092
       Construction in progress                                                                    5,397     3,080
                                                                                                 -----------------
                                                                                                  33,728    26,843
       Accumulated depreciation                                                                   (5,110)   (2,275)
                                                                                                 -----------------
                                                                                                  28,618    24,568
                                                                                                 -----------------
     Goodwill and other intangible assets                                                         47,308    47,285
     Other assets                                                                                  4,822     4,470
                                                                                                 -----------------
                                                                                                 $91,072   $87,092
                                                                                                 =================
     LIABILITIES AND SHAREHOLDERS' INVESTMENT
     Current liabilities:
       Short-term debt and current maturities of long-term debt                                  $ 5,015   $ 4,757
       Accounts payable                                                                            2,557     1,771
       Accrued line costs                                                                          3,721     3,903
       Other current liabilities                                                                   5,916     5,749
                                                                                                 -----------------
              Total current liabilities                                                           17,209    16,180
                                                                                                 -----------------
     Long-term liabilities, less current portion:
       Long-term debt                                                                             13,128    16,448
       Deferred tax liability                                                                      4,877     2,870
       Other liabilities                                                                           1,223     1,855
                                                                                                 -----------------
              Total long-term liabilities                                                         19,228    21,173
                                                                                                 -----------------
Commitments and contingencies

Minority interests                                                                               2,599      3,700

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the
      Company and other redeemable preferred securities                                             798       798

Shareholders' investment:
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 11,096,887 shares in 1999 and 11,643,002 shares in 1998 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                              -         -
  Series C preferred stock, par value $.01 per share; authorized, issued and
    outstanding: 3,750,000 in 1999 and in 1998 (liquidation preference of $50 per share)              -         -
  Preferred stock, par value $.01 per share; authorized: 31,155,008 shares
    in 1999 and 1998; none issued                                                                     -         -
  Common stock, par value $.01 per share; authorized: 5,000,000,000 shares; issued
    and outstanding: 2,849,743,843 shares in 1999 and 2,776,758,726 shares in 1998                   28        28
  Additional paid-in capital                                                                     52,108    50,173
  Retained earnings (deficit)                                                                      (928)   (4,869)
  Unrealized holding gain on marketable equity securities                                           575       122
  Cumulative foreign currency translation adjustment                                               (360)      (28)
  Treasury stock, at cost, 6,765,316 shares in 1999 and 1998                                       (185)     (185)
                                                                                                -----------------
        Total shareholders' investment                                                           51,238    45,241
                                                                                                -----------------
                                                                                                $91,072   $87,092
                                                                                                =================
The accompanying notes are an integral part of these statements.

                      MCI WORLDCOM. INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Data)

                                                                                 For the Years Ended December 31,
                                                           -----------------------------------------------------------------------
                                                                 1999                          1998                       1997
                                                           ---------------               ---------------            ---------------

Revenues                                                          $37,120                       $18,169                     $7,789
                                                           --------------                --------------             --------------
Operating expenses:
  Line costs                                                       15,951                         8,534                      3,887
  Selling, general and administrative                               8,935                         4,563                      1,854
  Depreciation and amortization                                     4,354                         2,289                      1,066
  In-process research and development and
   other charges                                                       (8)                        3,725                          -
                                                           --------------                --------------             --------------
        Total                                                      29,232                        19,111                      6,807
                                                           --------------                --------------             --------------
Operating income (loss)                                             7,888                          (942)                       982
Other income (expense):
  Interest expense                                                   (966)                         (692)                      (450)
  Miscellaneous                                                       242                            44                         46
                                                           --------------                --------------             --------------
Income (loss) before income taxes, minority
  interests, cumulative effect of
  accounting change and extraordinary items                         7,164                        (1,590)                       578
Provision for income taxes                                          2,965                           877                        393
                                                           --------------                --------------             --------------
Income (loss) before minority interests,
  cumulative effect of accounting
  change and extraordinary items                                    4,199                        (2,467)                       185
Minority interests                                                   (186)                          (93)                         -
                                                           --------------                --------------             --------------
Income (loss) before cumulative effect of
 accounting change and extraordinary items                          4,013                        (2,560)                       185
Cumulative effect of accounting change (net
 of income taxes of $22 in 1998)                                        -                           (36)                         -

Extraordinary items (net of income taxes of
 $78 in 1998)                                                           -                          (129)                        (3)
                                                           --------------                --------------             --------------
Net income (loss)                                                   4,013                        (2,725)                       182
Distributions on subsidiary trust
 mandatorily redeemable preferred securities                           63                            18                          -
Preferred dividend requirement                                          9                            24                         39
                                                           --------------                --------------             --------------
Net income (loss) applicable to common
 shareholders                                                     $ 3,941                       $(2,767)                    $  143
                                                           ==============                ==============             ==============
Earnings (loss) per common share:
  Net income (loss) applicable to common
   shareholders before cumulative effect of
   accounting change and extraordinary items:
      Basic                                                       $  1.40                       $ (1.35)                    $ 0.10
                                                           ==============                ==============             ==============
      Diluted                                                     $  1.35                       $ (1.35)                    $ 0.10
                                                           ==============                ==============             ==============
  Cumulative effect of accounting change                          $     -                       $ (0.02)                    $    -
                                                           ==============                ==============             ==============
  Extraordinary items                                             $     -                       $ (0.07)                    $    -
                                                           ==============                ==============             ==============
  Net income (loss) applicable to common
   shareholders:
      Basic                                                       $  1.40                       $ (1.43)                    $ 0.10
                                                           ==============                ==============             ==============
      Diluted                                                     $  1.35                       $ (1.43)                    $ 0.09
                                                           ==============                ==============             ==============

The accompanying notes are an integral part of these statements.

                      MCI WORLDCOM, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                  For the Three Years Ended December 31, 1999
                                 (In Millions)

                                                                                     Foreign
                                          Additional    Retained                     Currency                   Total
                                  Common    Paid-in     Earnings     Unrealized     Translation   Treasury   Shareholders'
                                  Stock     Capital     (Deficit)    Holding Gain   Adjustment     Stock      Investment
                                 -------------------------------------------------------------------------------------------------

Balances, December 31, 1996      $    14    $15,820      $(2,245)         $ 29     $  (2)          $   -        $13,616
Exercise of stock options
 (36 million shares)                   1        144            -             -         -               -            145
Tax adjustment resulting
 from exercise
 of stock options                      -         24            -             -         -               -             24
Issuance of common stock
 in connection with
 secondary equity
 offering (3 million
 shares)                               -         23            -             -         -               -             23
Shares issued for
 acquisitions (18 million
 shares)                               -        159            -             -         -               -            159
Other comprehensive income
 (net of taxes and
 reclassifications):
Net income                             -          -          182             -         -               -            182
Cash dividends on
 preferred stock                       -          -          (39)            -         -               -            (39)
Net change in unrealized
 holding gain on
 marketable equity
 securities                            -          -            -             5         -               -              5
Foreign currency adjustment            -          -            -             -       (28)              -            (28)
                                                                                                               --------
    Total comprehensive income                                                                                      120
                                 --------------------------------------------------------------------------------------
Balances, December 31, 1997           15     16,170       (2,102)           34       (30)              -         14,087
Exercise of stock options
 (49 million shares)                   1        471            -             -         -               -            472
Tax adjustment resulting
 from exercise
 of stock options                      -        208            -             -         -               -            208
Shares issued for
 acquisitions (1.182
 billion shares)                      12     33,314            -             -         -            (185)        33,141
Conversion of preferred
 stock into common stock               -          9            -             -         -               -              9
Employee stock purchase
 plan contributions                    -          1            -             -         -               -              1
Other comprehensive income
 (loss) (net of taxes and
  reclassifications):
Net loss                               -          -       (2,725)            -         -               -         (2,725)
Cash dividends on
 preferred stock and
 distributions
 on Trust securities                   -          -          (42)            -         -               -            (42)
Net change in unrealized
 holding gain on
 marketable equity
 securities                            -          -            -            88         -               -             88
Foreign currency adjustment            -          -            -             -         2               -              2
                                                                                                             ----------
    Total comprehensive income                                                                                   (2,677)
                                 -------------------------------------------------------------------------------------
Balances, December 31, 1998           28     50,173       (4,869)          122       (28)           (185)        45,241
Exercise of stock options
 (61 million shares)                   -        886            -             -         -               -            886
Tax adjustment resulting
 from exercise
 of stock options                      -        820            -             -         -               -            820
Shares issued for
 acquisitions (4 million
 shares)                               -        228            -             -         -               -            228
Conversion of convertible
 subordinated debt into
 common stock                          -          1            -             -         -               -              1
Other comprehensive income
 (loss) (net of taxes and
  reclassifications):
Net income                             -          -        4,013             -         -               -          4,013
Cash dividends on
 preferred stock and
 distributions
 on Trust securities                   -          -          (72)            -         -               -            (72)
Net change in unrealized
 holding gain on
 marketable equity
 securities                            -          -            -           453         -               -            453
Foreign currency adjustment            -          -            -             -      (332)              -           (332)
                                                                                                             ----------
    Total comprehensive income                                                                                    4,062
                                 --------------------------------------------------------------------------------------
Balances, December 31, 1999      $    28    $52,108      $  (928)         $575     $(360)          $(185)       $51,238
                                 ======================================================================================

The accompanying notes are an integral part of these statements.

                      MCI WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Millions)

                                                                                                  For the Years Ended December 31,
                                                                                                ------------------------------------
                                                                                                     1999       1998        1997
                                                                                                ----------   ----------  -----------
Cash flows from operating activities:
Net income (loss)                                                                                  $ 4,013    $(2,725)    $   182
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of accounting change                                                               -         36           -
    Extraordinary items                                                                                  -        129           3
    Minority interests                                                                                 186         93           -
    In-process research and development and other charges                                               (8)     3,725           -
    Depreciation and amortization                                                                    4,354      2,289       1,066
    Provision for losses on accounts receivable                                                        951        395         132
    Provision for deferred income taxes                                                              2,903        785         340
    Accreted interest on debt                                                                            -         25         122
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                                                         (1,826)      (703)       (457)
        Other current assets                                                                           143       (250)       (167)
        Accrued line costs                                                                            (252)      (330)         97
        Accounts payable and other current liabilities                                                 944        753         (20)
    Other                                                                                             (403)       (40)         (3)
                                                                                                   -------    -------     -------
Net cash provided by operating activities                                                           11,005      4,182       1,295
                                                                                                   -------    -------     -------
Cash flows from investing activities:
  Capital expenditures                                                                              (8,716)    (5,486)     (3,153)
  Sale of short-term investments, net                                                                    4         54         890
  Acquisitions and related costs                                                                    (1,078)    (3,400)     (1,160)
  Increase in intangible assets                                                                       (743)      (351)       (141)
  Proceeds from the sale of SHL                                                                      1,640          -           -
  Proceeds from disposition of marketable securities and other long-term assets                      1,940        148         133
  Increase in other assets                                                                          (1,952)      (319)       (260)
  Decrease in other liabilities                                                                       (650)      (144)        (42)
                                                                                                   -------    -------     -------
Net cash used in investing activities                                                               (9,555)    (9,498)     (3,733)
                                                                                                   -------    -------     -------
Cash flows from financing activities:
  Principal borrowings (repayments) on debt, net                                                    (2,894)     6,390       1,981
  Common stock issuance                                                                                886        472         166
  Distributions on subsidiary trust mandatorily redeemable preferred
   securities                                                                                          (63)       (18)          -
  Dividends paid on preferred stock                                                                     (9)       (24)        (39)
  Other                                                                                                  -         48          (5)
                                                                                                   -------    -------     -------
Net cash provided by (used in) financing activities                                                 (2,080)     6,868       2,103
Effect of exchange rate changes on cash                                                               (221)         -           -
                                                                                                   -------    -------     -------
Net increase (decrease) in cash and cash equivalents                                                  (851)     1,552        (335)
Cash and cash equivalents at beginning of period                                                     1,727        175         510
                                                                                                   -------    -------     -------
Cash and cash equivalents at end of period                                                         $   876    $ 1,727     $   175
                                                                                                   =======    =======     =======

The accompanying notes are an integral part of these statements.

                      MCI WORLDCOM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(1)  The Company and Significant Accounting Policies -
     -----------------------------------------------

Description of Business and Organization:
----------------------------------------

Organized in 1983, MCI Worldcom, Inc., a Georgia corporation ("MCI WorldCom" or the "Company") provides a broad range of communications, outsourcing, and managed network services to both U.S. and non-U.S. based corporations. MCI WorldCom is a global communications company utilizing a facilities-based, on-net strategy throughout the world. The on-net approach allows the Company's customers to send data streams or voice traffic across town, across the U.S., or to any of our facilities-based networks in Europe or Asia, without ever leaving the confines of the MCI WorldCom network. The on-net approach provides the Company's customers with superior reliability and low operating costs. Prior to September 15, 1998, the Company was named WorldCom, Inc. ("WorldCom").

MCI WorldCom leverages its facilities-based networks to focus on data and the Internet. MCI WorldCom provides the building blocks or foundation for the new e-conomy. Whether it is an emerging e-business or a larger, more established company who is embracing an e-business approach, MCI WorldCom provides the communications infrastructure to help make them successful. From private networking - frame relay and asynchronous transfer mode ("ATM") - to high capacity Internet and related services, to hosting for complex, high-volume mega-sites, to turn-key network management and outsourcing, MCI WorldCom provides the broadest range of Internet and traditional, private networking services available from any provider.

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

Principles of Consolidation:
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in joint ventures and other equity investments in which the Company owns a 20% to 50% ownership interest, except for the Company's interest in Embratel Participacoes S.A. ("Embratel") as discussed in Note 2, are accounted for by the equity method. Investments of less than 20% ownership, where the Company does not exercise control or significant influence, are accounted for under the cost method.

Fair Value of Financial Instruments:
-----------------------------------

The carrying amounts for cash, marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of long-term debt is determined based on quoted market rates or the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter into similar financial instruments. The carrying amounts and fair values of the Company's debt were $18.1 billion and $17.9 billion, respectively, at December 31, 1999; and $21.2 billion and $22.3 billion, respectively, at December 31, 1998.

Cash and Cash Equivalents and Marketable Securities:
---------------------------------------------------

The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents. The Company has classified all marketable securities other than cash equivalents as
available-for-sale.   Proceeds from the sale of marketable securities
approximated $4 million, $54 million and $1.0 billion, respectively, for the years ended December 31, 1999, 1998 and 1997. Realized gains and losses on marketable securities for the years ended December 31, 1999, 1998 and 1997 were not material.

Property and Equipment:
----------------------

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

        Transmission equipment (including conduit)    5 to 45 years
        Communications equipment                      5 to 20 years
        Furniture, fixtures, buildings and other      4 to 40 years

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. If quoted market prices for an asset are not available, fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses in property and equipment to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

The Company constructs certain of its own transmission systems and related facilities. Internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such internal costs were $625 million ($339 million in interest), $305 million ($195 million in interest) and $212 million ($82 million in interest) in 1999, 1998 and 1997, respectively.

Goodwill and Other Intangible Assets:
------------------------------------

The major classes of intangible assets as of December 31, 1999 and 1998 are summarized below (in millions):

                                                Amoritization
                                                   Period              1999          1998
                                             -----------------     ----------    ----------
Goodwill                                       5 to 40 years          $44,767       $44,189
Tradename                                      40 years                 1,100         1,100
Developed technology                           5 to 10 years            2,100         2,100
Other intangibles                              5 to 10 years            2,682         1,502
                                                                   ----------    ----------
                                                                       50,649        48,891
Less:  accumulated                                                      3,341         1,606
                                                                   ----------    ----------
Goodwill and other intangible assets, net                             $47,308       $47,285
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

Also included in other intangibles are costs incurred to develop software for internal use. Such costs were $710 million, $561 million and $91 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Unrealized Holding Gain on Marketable Equity Securities:
-------------------------------------------------------

The Company's equity investment in certain publicly traded companies is classified as available-for-sale securities. Accordingly, these investments are included in other assets at their fair value of approximately $1.1 billion and $1.6 billion at December 31, 1999 and 1998, respectively. The unrealized holding gain on these marketable equity securities, net of taxes, is included as a component of shareholders' investment in the accompanying consolidated financial statements. As of December 31, 1999 and 1998, the gross unrealized holding gain on these securities was $918 million and $183 million, respectively. Proceeds from the sale of marketable equity securities totaled $1.7 billion and $14 million, respectively, for the years ended December 31, 1999 and 1998. Gross realized gains on marketable equity securities, which represent reclassification adjustments to other comprehensive income, were $374 million for the year ended December 31, 1999. Gross realized gains and losses were $13 million and $31 million, respectively, for the year ended December 31, 1998. There was no sales activity for the year ended December 31, 1997.

Foreign Currency Translation:
----------------------------

Assets and liabilities are translated at the exchange rate as of the balance sheet date. All revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of shareholders' equity.

Recognition of Revenues:
-----------------------

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

Accounting for International Long Distance Traffic:
--------------------------------------------------

The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of most switched voice operating agreements, as well as established Federal Communications Commission ("FCC") policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like MCI WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon settlement rate. International settlements are treated as an offset to line costs. This reflects the way in which the business is operated because MCI WorldCom actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

Cumulative Effect of Accounting Change:
--------------------------------------

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard required all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. This accounting standard broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company adopted this standard as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time non-cash expense of $36 million, net of income tax benefit of $22 million. This expense represented start-up costs incurred primarily in conjunction with the development and construction of the Advanced Messaging Network of SkyTel Communications, Inc. ("Skytel").

Extraordinary Items:
-------------------

In the first quarter of 1998, the Company recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and certain related refinancings of the Company's outstanding debt.

In 1997, the Company recognized an extraordinary loss of $3 million related to the early extinguishment of secured indebtedness.

Income Taxes:
------------

The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provisions of the enacted tax laws.

Earnings Per Share:
------------------

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in millions, except per share data):

                                                                                          1999            1998             1997
                                                                                      -------------    -----------     -------------
Basic
-----
Income (loss) before cumulative effect of accounting change and extraordinary items        $4,013        $(2,560)           $  185
Preferred stock dividends and distributions on trust securities                               (72)           (42)              (39)
                                                                                       ----------    -----------     -------------
Net income (loss) applicable to common shareholders before cumulative effect of
     accounting change  and extraordinary items                                            $3,941        $(2,602)           $  146
                                                                                       ==========    ===========     =============
Weighted average shares outstanding                                                         2,821          1,933             1,470
                                                                                       ==========    ===========     =============
Basic earnings (loss) per share before cumulative effect of accounting change
     and extraordinary items                                                               $ 1.40        $ (1.35)            $0.10
                                                                                       ==========    ===========     =============

Diluted
-------
Net income (loss) applicable to common shareholders before cumulative effect of
     accounting change and extraordinary items                                             $3,941        $(2,602)           $  146
Add back:
     Dilutive preferred stock dividends                                                        -              -                  1
                                                                                       ----------    -----------     -------------
Net income (loss) applicable to common shareholders                                        $3,941        $(2,602)           $  147
                                                                                       ==========    ===========     =============
Weighted average shares outstanding                                                         2,821          1,933             1,470
Common stock equivalents                                                                      102              -                44
Common stock issuable upon conversion of preferred stock                                        2              -                 2
                                                                                       ----------    -----------     -------------
Diluted shares outstanding                                                                  2,925          1,933             1,516
                                                                                       ==========    ===========     =============
Diluted earnings (loss) per share before cumulative effect of accounting change
     and extraordinary items                                                               $ 1.35        $ (1.35)            $0.10
                                                                                       ==========    ===========     =============

Stock Splits:
------------

On November 18, 1999, the Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend which was distributed on December 30, 1999 to shareholders of record on December 15, 1999. All per share data and numbers of common shares have been retroactively restated to reflect this stock split.

Concentration of Credit Risk:
----------------------------

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

Recently Issued Accounting Standards:
------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively, although earlier adoption is encouraged. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

Use of Estimates:
----------------

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

Reclassifications:
-----------------

Certain consolidated financial statement amounts have been reclassified for consistent presentation.

(2)  Business Combinations -
     ---------------------

The Company has acquired other telecommunications companies offering similar or complementary services to those offered by the Company. Such acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of the Company's common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through the Company's bank credit facilities. In addition to the business combinations described below, the Company or its predecessors completed smaller acquisitions during the three years ended December 31, 1999.

On October 1, 1999, MCI WorldCom acquired SkyTel, pursuant to the merger (the "SkyTel Merger") of SkyTel with and into Empire Merger Inc. ("Empire"), a wholly owned subsidiary of MCI WorldCom. Upon consummation of the SkyTel

Merger, Empire was renamed SkyTel Communications, Inc. SkyTel is a leading provider of nationwide messaging services in the United States. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

As a result of the SkyTel Merger, each outstanding share of SkyTel common stock was converted into the right to receive 0.3849 shares of MCI WorldCom common stock, par value $.01 per share (the "MCI WorldCom Common Stock"), or approximately 23 million MCI WorldCom common shares in the aggregate. Holders of SkyTel's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "SkyTel Preferred Stock") received one share of MCI WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "MCI WorldCom Series C Preferred Stock") for each share of SkyTel Preferred Stock held. The SkyTel Merger was accounted for as a pooling-of-interests; and accordingly, the Company's financial statements for periods prior to the SkyTel Merger have been restated to include the results of SkyTel for all periods presented.

SkyTel's net loss for the nine month period ended September 30, 1999 has been restated due to the anticipated utilization of previously reserved net operating losses as a result of the SkyTel Merger. Separate and combined results of operations for the nine months ended September 30, 1999 are as follows (in millions, except per share data):

                                                                                 1999
                                                                           --------------
Revenues:
          MCI WorldCom                                                            $27,131
          SkyTel                                                                      422
          Intercompany elimination                                                    (58)
                                                                           --------------
          Combined                                                                $27,495
                                                                           ==============
Net income (loss) before cumulative effect of accounting change and extraordinary items:
          MCI WorldCom                                                            $ 2,663
          SkyTel                                                                       (7)
                                                                           --------------
          Combined                                                                $ 2,656
                                                                           ==============
Combined earnings per share before cumulative effect of
     accounting change and extraordinary items:
          Basic                                                                   $  0.94
          Diluted                                                                 $  0.91

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

As a result of the MCI Merger, each outstanding share of MCI common stock was converted into the right to receive 1.86585 shares of MCI WorldCom Common Stock, or approximately 1.13 billion MCI WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by British Telecommunications plc ("BT")) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to BT were obtained by the Company from (i) available cash as a result of the Company's $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's Internet backbone facilities and wholesale and retail Internet business (the "iMCI Business") to Cable and Wireless plc ("Cable & Wireless") for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert Communications Services ("Concert") to BT for $1 billion in cash on September 14, 1998; and (iv) availability under the Company's commercial paper program and credit facilities.

Upon effectiveness of the MCI Merger, the then outstanding and unexercised options exercisable for shares of MCI common stock were converted into options exercisable for an aggregate of approximately 125 million shares of MCI WorldCom Common Stock having the same terms and conditions as the MCI options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.86585. The MCI Merger was accounted for as a purchase; accordingly, operating results for MCI have been included from the date of acquisition.

The purchase price in the MCI Merger was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $3.1 billion was allocated to in-process research and development ("IPR&D") and $1.7 billion to developed technology, which will be depreciated over 10 years on a straight-line basis. The remaining excess of $29.3 billion, as of December 31, 1999, has been allocated to goodwill and tradename, which are being amortized over 40 years on a straight-line basis.

On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel, Brazil's facilities-based national and international communications provider, for approximately R$2.65 billion (U.S. $2.3 billion). The purchase price is being paid in local currency installments, of which R$1.06 billion (U.S. $916 million) was paid on August 4, 1998, R$795 million (U.S. $442 million) was paid on August 4, 1999, and the remaining R$795 million (U.S. $440 million at December 31, 1999) will be paid on August 4, 2000. Embratel provides domestic long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, Internet, frame relay, satellite and packet-switched services. Operating results for Embratel are consolidated in the accompanying consolidated financial statements and are included from the date of the MCI Merger.

On January 31, 1998, MCI WorldCom acquired CompuServe Corporation
("CompuServe"), for approximately $1.3 billion, pursuant to the merger (the "CompuServe Merger") of a wholly owned subsidiary of the Company with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of MCI WorldCom.

As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.609375 shares of MCI WorldCom Common Stock, or approximately 56 million MCI WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

On January 31, 1998, the Company also acquired ANS Communications, Inc. ("ANS"), from America Online, Inc. ("AOL"), for approximately $500 million, and entered into five year contracts with AOL under which MCI WorldCom and its subsidiaries provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from MCI WorldCom. MCI WorldCom retained the CompuServe Network Services division. ANS provided Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan. The AOL Transaction was accounted for as a purchase; accordingly, operating results for ANS have been included from the date of acquisition.

The purchase price in the CompuServe Merger and AOL Transaction was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $429 million was allocated to IPR&D. The remaining excess of $991 million, as of December 31, 1999, has been recorded as goodwill, which is being amortized over 10 years on a straight-line basis.

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

As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 2.775 shares of MCI WorldCom Common Stock or approximately 109 million MCI WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests; and, accordingly, the Company's financial statements for periods prior to the BFP Merger have been restated to include the results of BFP for all periods presented.

During 1999 and 1998, the Company recorded other liabilities of $582 million and $2.2 billion, respectively, related to estimated costs of unfavorable commitments of acquired entities, and other non-recurring costs arising from various acquisitions and mergers. At December 31, 1999 and 1998, other liabilities related to these accruals totaled $1.8 billion and $2.0 billion, respectively.

The following unaudited pro forma combined results of operations for the Company assumes that the MCI Merger was completed on January 1, 1998 (in millions, except per share data):

                                                                     For the Year Ended
                                                                          December 31,
                                                                             1998
                                                                         ----------

Revenues                                                                    $32,411
Net income (loss) before cumulative effect of accounting
     change and extraordinary items                                          (2,574)
Net income (loss) attributable to common shareholders                        (2,739)
Dilutive income (loss) per common share:
Net income (loss) before cumulative effect of accounting change and
     extraordinary items                                                    $ (0.95)
Net income (loss)                                                             (1.01)

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

(3)  In-Process Research and Development and Other Charges -
     -----------------------------------------------------

The following table reflects the components of the significant items included in IPR&D and other charges in 1999 and 1998 (in millions):

                                                                       1999             1998
                                                                 --------------      ---------
IPR&D                                                                     $   -         $3,529
Provision to reduce the carrying value of certain assets                      -             49
Severance and other employee related costs                                    -             21
Direct merger costs                                                           1             17
Alignment and other exit activities                                          (9)           109
                                                                 --------------      ---------
                                                                          $  (8)        $3,725
                                                                 ==============      =========

In 1998, the Company recorded a pre-tax charge of $196 million in connection with the BFP Merger, the MCI Merger and certain asset write-downs and loss contingencies. Such charges included $21 million for employee severance, $17 million for BFP direct merger costs, $38 million for conformance of BFP accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to certain asset write-downs and loss contingencies. The $56 million related to long-term commitments includes $33 million of minimum commitments between 1999 and 2008 for leased facilities that the Company has or will abandon, $19 million related to certain minimum contractual network lease commitments that expire between 1999 and 2001, for which the Company will receive no future benefit due to the migration of traffic to owned facilities, and $4 million of other commitments. Because of organizational and operational changes that occurred, management concluded in 1999 that certain leased properties would not be abandoned according to the original plan that was approved by management. Therefore, in 1999 a reversal of a $9 million charge to IPR&D and other charges was recorded in connection with this plan amendment. Additionally, the $33 million related to certain asset write-downs and loss contingencies includes $9 million for the decommission of certain information systems that have no alternative future use, $9 million for the write-down to fair value of certain assets held for sale that were disposed of in 1998 and $15 million related to legal costs and other items related to BFP. As of December 31, 1999 and 1998, the Company's remaining unpaid liability related to the above charges was $27 million and $66 million, respectively.

Charge for In-process Research and Development:
----------------------------------------------

In connection with certain business combinations, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the respective business combinations, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

(4)    Investments -
       -----------

In November 1999, the Company purchased a 30 million shares of Metricom, Inc. ("Metricom") Series A1 preferred stock (the "Metricom Preferred Stock") for $300 million. The Metricom Preferred Stock bears cumulative dividends at the rate of 6.5% per annum for three years, payable in cash or additional shares of Metricom Preferred Stock. In addition, the Company has the right to elect one director to Metricom's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The Metricom Preferred Stock is subject to mandatory redemption by Metricom at the original issuance price in 2009 and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. The Metricom Preferred Stock is convertible into Metricom common stock at the Company's option beginning May 2002.

Metricom is a leading provider of mobile data networking and technology. Metricom's Ricochet service provides mobile professionals with high-performance, cost effective untethered access to the Internet, private Intranets, local-area networks, e-mail and other online services.

Additionally, MCI WorldCom signed a five-year, non-exclusive agreement valued at $388 million with Metricom to sell subscriptions for Metricom's Ricochet services. The agreement is subject to the timely deployment of the Metricom network, Metricom's ability to meet agreed performance standards and Metricom's ability to attract a significant number of subscribers through other channel partners.

In connection with the MCI Merger, the Company acquired a 44.5% investment in Avantel, S.A. ("Avantel") and Avantel Servicios Locales, S.A. ("Avantel
Local"), both business ventures with Grupo Financiero Banamex-Accival, formed to provide competitive domestic and international telecommunications services in Mexico. At December 31, 1999 and 1998, the net investment in Avantel and Avantel Local was approximately $196 million. The Company's share of Avantel and Avantel Local's net loss for the year ended December 31, 1999 was approximately $39 million. The Company's share of Avantel and Avantel Local's net loss recorded from the MCI Merger date through December 31, 1998, was approximately $25 million. The Company, Avantel and Avantel Local conduct business through the exchange of domestic and international interconnection services at prevailing market rates in the ordinary course of business. During 1999 and 1998, the amounts associated with these transactions were not material.

In connection with the MCI Merger, the Company acquired an investment in The News Corporation Limited ("News Corp."), valued at $1.38 billion at December 31, 1998, comprised of cumulative convertible preferred securities and warrants. In July 1999 the Company received $1.4 billion in cash from the sale of the Company's interest in News Corp. preferred stock. The Company recorded a gain of $130 million on this sale. Additionally, the Company recorded dividend income of approximately $32 million and $17 million, respectively, for the years ended December 31, 1999 and 1998.

With News Corp., the Company anticipated forming a Direct Broadcast Satellite ("DBS") joint venture in which the Company would own at 19.9% interest. DBS is a point-to-multipoint broadcast service that uses high-powered Ku band satellites placed in geosynchronous orbit. DBS service is capable of delivering a wide range of services, including subscription television, pay-per-view services, such as movies, concerts and sporting events, and digitized content, such as magazines. Prior to the EchoStar Transaction, as discussed below, the Company held a DBS license from the FCC which it planned to contribute to the joint venture. The DBS license granted the Company the right to use 28 of 32 channels in the satellite slot located at 110 degrees west longitude, which provides coverage to all fifty states in the U.S. and Puerto Rico. News Corp. and the Company planned to contribute to the joint venture the other DBS related assets they each own.

In November 1998, the Company and News Corp. entered into an agreement with EchoStar Communications Corporation ("EchoStar") for the sale and transfer of the Company's and News Corp.'s DBS assets (the "EchoStar Transaction"). The EchoStar Transaction was consummated in June 1999 and the Company acquired preferred shares in a subsidiary of News Corp. for a face amount equal to the Company's cost of obtaining the DBS license from the FCC; plus interest thereon. The Company also received from EchoStar approximately 6.8 million shares of EchoStar Class A Common Stock. In December 1999, the Company sold 2.7 million shares of EchoStar Class A Common Stock and received $190 million in net proceeds. The Company recorded a gain of $101 million on this sale.

(5)    Long-term Debt -
       --------------

Outstanding debt as of December 31, 1999 and 1998 consists of the following (in millions):

                                                  1999                                          1998
                               ---------------------------------------         -------------------------------------
                                Excluding                                      Excluding
                                Embratel      Embratel    Consolidated          Embratel     Embratel   Consolidated
                                ---------     --------    ------------         ---------     ---------  ------------

Commercial paper and credit
 facilities                      $ 2,875        $    -          $ 2,875         $ 4,679      $    -        $ 4,679
Floating rate notes due 2000
6.13% - 6.95% Notes Due            1,000             -            1,000               -           -              -
 2001-2028                         6,100             -            6,100           6,100           -          6,100
7.55% - 7.75% Notes Due
 2004-2027                         2,000             -            2,000           2,000           -          2,000
8.88% - 13.5% Senior Notes Due
 2002-2006                           689             -              689           1,623           -          1,623
7.13%-8.25% MCI Senior
 Debentures Due 2023-2027          1,438             -            1,438           1,441           -          1,441
6.13%-7.50% MCI Senior Notes
 Due 1999-2012                     2,142             -            2,142           2,653           -          2,653
15% note payable due in annual
 installments through 2000             -           440              440               -       1,317          1,317
Capital lease obligations,
 7.00% - 11.00%
    (maturing through 2002)          483             -              483             639           -            639
Other debt (maturing through
 2008)                               148           828              976             201         552            753
                               ---------      --------        ---------        --------     -------      ---------
                                  16,875         1,268           18,143          19,336       1,869         21,205
Short-term debt and current
 maturities of long-term debt     (4,239)         (776)          (5,015)         (3,971)       (786)        (4,757)
                               ---------      --------        ---------        --------     -------      ---------
                                 $12,636        $  492          $13,128         $15,365      $1,083        $16,448
                               =========      ========        =========        ========     =======      =========

In January 1999, the Company and one of its wholly owned subsidiaries redeemed all of its outstanding 9.375% Senior Notes due January 15, 2004 (the "Senior Notes"). Holders of the Senior Notes received 103.52% of the principal amount plus accrued and unpaid interest to January 15, 1999, of $46.875 per $1,000 aggregate principal amount of such Senior Notes. The total redemption cost of $743 million was obtained from available liquidity under the Company's Credit Facilities and commercial paper program (which is described below). The Company recorded a $28 million charge related to the redemption.

In March 1999, $300 million and $200 million of MCI senior notes, with interest rates of 6.25% and 6.37%, respectively, matured. The funds utilized to repay the maturing MCI senior notes were obtained from available liquidity under the Company's Credit Facilities and commercial paper program.

On August 5, 1999, MCI WorldCom extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term pursuant to an Amended and Restated 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). The Facility C Loans together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement dated August 6, 1998 ("Facility A Loans"), provide MCI WorldCom with aggregate credit facilities of $10.75 billion (the "Credit Facilities"). The Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans have a 364-day term, which may be extended for a second successive 364-day term thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, the Company may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets and mergers and dissolutions, and which covenants do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At December 31, 1999, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

Additionally, in August 1999, the Company completed the private placement offering of $1.0 billion principal amount of Floating Rate Notes due August 2000. Interest on the Floating Rate Notes is payable quarterly, equal to the London Interbank Offered Rate ("LIBOR") for the three-month U.S. dollar deposits plus 0.18%. The net proceeds of the offering were used to pay down debt under the Company's Credit Facilities and commercial paper program, and for general corporate purposes.

In December 1999, the Company redeemed all of its outstanding 13.5% Senior Notes due December 15, 2002 (the "SkyTel Notes"), and all of its outstanding 6.75% Convertible Subordinated Debentures due May 15, 2002 (the "SkyTel Debentures"). The aggregate outstanding principal amount of the SkyTel Notes and SkyTel Debentures was approximately $266 million. In connection with the redemptions, MCI WorldCom recorded a charge of approximately $34 million in the fourth quarter of 1999. The funds required to pay all amounts under the redemptions were obtained by MCI WorldCom from available liquidity under the Company's Credit Facilities and commercial paper program.

As of December 31, 1999, Embratel had $828 million of long-term debt outstanding, of which approximately $587 million was denominated in U.S. dollars and $241 million denominated in other currencies including the French Franc, Deutsche Mark, Japanese Yen, and Brazilian real. The Embratel debt bears fixed interest rates ranging from 5.7% to 10.1% and variable interest rates ranging from 0.25% to 3.30% per annum over the LIBOR. The LIBOR rate at December 31, 1999 was 6.00125%.

Certain of Embratel's credit agreements contain covenants restricting, among other things, (i) the ability of Telecomunicacacoes Brasileiras S.A., Telebras ("Telebras"), Embratel's former parent, to dispose of all or a substantial part of its assets or to cease to control a company that was an operating subsidiary of Telebras and (ii) the ability of the Brazilian Federal Government to dispose of its controlling interest in Telebras. The breakup of Telebras on May 22, 1998 and the privatization of Embratel constituted an event of default under such credit agreements. In addition, most of Embratel's other credit agreements include cross-default provisions and cross-acceleration provisions that would permit the holders of such indebtedness to declare the indebtedness to be in default and to accelerate the maturity thereof if a significant portion of the principal amount of Embratel's debt is in default or accelerated. As of December 31, 1999 approximately $340 million of Embratel's outstanding debt is currently in default or expected to be in default as a result of the privatization. Embratel is currently in negotiations with the appropriate creditors with respect to this indebtedness.

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

The Company has designated the remaining note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. Accordingly, as of December 31, 1999 and 1998, the Company recorded the change in value of $171 million and $25 million, respectively, resulting from foreign currency fluctuations, as a reduction of the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

The aggregate principal repayments and reductions required in each of the years ending December 31, 2000 through December 31, 2004 and thereafter for the Company's long-term debt is as follows (in millions):

     2000                     $ 5,015
     2001                       1,740
     2002                         167
     2003                         710
     2004                       1,128
     Thereafter                 9,383
                              -------
                              $18,143
                              =======

(6)  Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
     ---------------------------------------------------------------------------
     Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of
     --------------------------------------------------------------------------
     the Company and Other Redeemable Preferred Securities -
     -----------------------------------------------------

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

Other Redeemable Preferred Securities:
-------------------------------------

On December 28, 1998, MCI WORLDCOM Synergies Management Company, Inc. ("SMC"), a wholly owned subsidiary of the Company, issued 475 shares of an authorized 500 shares of 6.375% cumulative preferred stock, Class A ("SMC Class A Preferred Stock") in a private placement. Each share of SMC Class A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $100,000 per share. The SMC Class A Preferred Stock is mandatorily redeemable by SMC at the redemption price of $100,000 per share plus accumulated and unpaid dividends on January 1, 2019. Dividends on the SMC Class A Preferred Stock are cumulative from the date of issuance and are payable quarterly at a rate per annum equal to 6.375% of the liquidation preference of $100,000 per share when, as and if declared by the Board of Directors of SMC.

(7)  Preferred Stock -
     ---------------

The MCI WorldCom Series B Convertible Preferred Stock (the "MCI WorldCom Series B Preferred Stock") is convertible into shares of MCI WorldCom Common Stock at any time at a conversion rate of 0.1460868 shares of MCI WorldCom Common Stock for each share of MCI WorldCom Series B Preferred Stock. Dividends on the MCI WorldCom Series B Preferred Stock accrue at the rate of $0.0775 per share, per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors. The Company has not declared any dividends on the MCI WorldCom Series B Preferred Stock to date and anticipates that future dividends will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of MCI WorldCom
Common Stock at the Company's election.   To date, the Company has elected to
pay all accrued dividends in cash, upon conversion.

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

In January 2000, each outstanding share of MCI WorldCom Series C Preferred Stock was redeemed by the Company for $50.75 in cash, or approximately $190 million in the aggregate.

In May 1998, the Company exercised its option to redeem all of the outstanding Series A 8% Cumulative Convertible Preferred Stock (the "MCI WorldCom Series A Preferred Stock") and related depositary shares. Prior to the redemption date, substantially all of the holders of MCI WorldCom Series A Preferred Stock elected to convert the preferred stock into MCI WorldCom Common Stock, resulting in the issuance of approximately 49 million shares of MCI WorldCom Common Stock.

(8)  Shareholder Rights Plan -
     -----------------------

On August 25, 1996, the Board of Directors of MCI WorldCom declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of MCI WorldCom Common Stock. Each Right entitles the registered holder to purchase from the Company one one thousand-five-hundredth of a share of Series 3 Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock"), of the Company at an initial price of $160.00 per one one-thousandth of a share of Junior Preferred Stock (the "Purchase Price"), subject to adjustment.

The Rights generally will be exercisable only after the close of business on the tenth business day following the date of public announcement or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or has obtained the right to acquire, 15% or more of the outstanding shares of voting stock of the Company without the prior express written consent of the Company, or after the close of business on the tenth business day (or such later day as the Board of Directors shall determine, but in no event later than the tenth business day after a person becomes an Acquiring Person) after the commencement of a tender offer or exchange offer, by a person which, upon consummation, would result in such party's control of 15% or more of the Company's voting stock.
The Rights will expire, if not previously exercised, exchanged or redeemed, on September 6, 2001.

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

If any person or group acquires 15% or more, but less than 50%, of the outstanding MCI WorldCom Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of MCI WorldCom Common Stock.

If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where the Company is the surviving corporation, but MCI WorldCom Common Stock is exchanged or changed for stock or other securities of any other person or for cash or other property, or where 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number of one one-thousandths of a share of Junior Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.0067 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of the Rights will be to receive the Redemption Price.

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

(9)  Leases and Other Commitments -
     ----------------------------

The Company leases office facilities and certain equipment under noncancellable operating leases having initial or remaining terms of more than one year. In addition, the Company leases a right-of-way from a railroad company under a fifteen-year lease with three fifteen-year renewal options. The Company is also obligated under rights-of-way and franchise agreements with various entities for the use of their rights-of-way for the installation of the Company's telecommunications systems. Rental expense under these operating leases was $323 million, $184 million and $140 million in 1999, 1998, and 1997, respectively.

At December 31, 1999, minimum lease payments under noncancellable operating leases and commitments, other contractual commitments and capital leases were as follows (in millions):


                                                             Operating and Capital Leases
                           ----------------------------------------------------------------------------------------------

                               Office Facilities
                                 and Equipment
                                   and other                   Telecommunications
                                  Contractual                      Facilities                                   Capital
         Year                     Commitments                  and Rights of Way                Total            Leases
-----------------------    ------------------------    --------------------------------    -------------    -------------
2000                                         $  580                              $1,613          $ 2,193            $ 109
2001                                            534                               1,395            1,929               89
2002                                            641                               1,254            1,895               55
2003                                            599                               1,032            1,631               31
2004                                            520                                 793            1,313               38
Thereafter                                    2,440                               1,449            3,889              383
                           ------------------------    --------------------------------    -------------    -------------
Total                                        $5,314                              $7,536          $12,850            $ 705
                           ========================    ================================    =============
Less: imputed interest                                                                                               (222)
                                                                                                            -------------
                                                                                                                    $ 483
                                                                                                            =============

Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

In October 1999, the Company and Electronic Data Systems Corporation ("EDS") finalized dual outsourcing agreements that are expected to capitalize on the individual strengths of each company. Under these agreements, MCI WorldCom has outsourced portions of its information technology ("IT") operations to EDS. EDS has assumed responsibility for IT system operations at more than a dozen MCI WorldCom processing centers worldwide. The IT outsourcing agreement is represented by a 10-year contractual commitment with contractually specified minimums over the term of the contract. The contractual minimums aggregate $3.3 billion and have been included in the operating and capital lease commitment table above.

In 1999, the Company amended its existing $500 million receivables purchase agreement to $2 billion including certain additional receivables and in the process received additional proceeds of $1.4 billion. The Company used these proceeds to reduce the outstanding debt under the Company's Credit Facilities and commercial paper program and provide additional working capital. As of December 31, 1999, the purchaser owned an undivided interest in a $3.8 billion pool of receivables, which includes the $1.9 billion sold.

(10) Contingencies -
     -------------

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

In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILECs' retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). Thereafter, the Eighth Circuit held that constitutional challenges to various practices implementing cost provisions of the Telecom Act that were ordered by certain Public Utility Commissions ("PUCs") were premature; it vacated, however, significant portions of the FCC's nationwide pricing rules and an FCC rule requiring that unbundled network elements be provided on a combined basis. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Supreme Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements must be provided by ILECs to new entrants. On November 5, 1999, the FCC promulgated new unbundling rules that require two additional network elements, as well as most of the previously identified elements, to be made available to new entrants. However, the FCC concluded that a new packet-switching element should not be available for unbundling. That order has been appealed by the ILECs to the United States Court of Appeals for the District of Columbia Circuit. The Eighth Circuit is now considering the ILECs' challenges to the substance of pricing rules which it previously had found to be premature.

Access charges, both interstate and intrastate, are a principal component of MCI WorldCom's telecommunications expense. Regulators have historically permitted access charges to be set at levels that are well above ILECs' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. MCI WorldCom has actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively neutral manner.

On May 21, 1999, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded to the FCC its decision to adjust its price cap regulation of ILECs to require access charges to fall 6.5% per year adjusted for inflation. On June 22, 1999, that court stayed the effect of its decision pending a further order by the FCC justifying or modifying its decision in response to the court's opinion.

On November 4, 1999, the FCC's Pricing Flexibility Order, which allowed price-cap regulated ILECs to offer customer specific pricing in contract tariffs, took effect. Price-cap regulated ILECs can now offer access arrangements with contract-type pricing in competition with long distance carriers and other competitive access providers, who have previously been able to offer such pricing for access arrangements. As ILECs experience increasing competition in the local services market, the FCC will grant increased pricing flexibility and relax tariffing requirements for access services. The FCC is also conducting a proceeding to consider additional pricing flexibility for a wider range of access services. The Company has appealed the Pricing Flexibility Order to the United States Court of Appeals for the District of Columbia Circuit.

On May 27, 1999, the FCC amended its prior universal service decisions in two significant respects. First, the FCC raised the funding level for universal service support to schools and libraries to $2.25 billion per year, the current maximum that FCC rules allow. Second, the FCC modified its approach to subsidizing non-rural high cost areas by rejecting its prior approach of sizing the subsidy based on forward-looking cost models, and instead adopted a more complex approach that the FCC said it hoped would produce a small high cost fund. On November 2, 1999, the FCC released two further universal service orders, which provide for federal support for non-rural high cost areas. Both orders have been appealed to the United States Court of Appeals for the Tenth Circuit. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued a decision reversing in part the May 1997 FCC universal service decision. Among other things, the court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the FCC could not force the ILECs to recover their universal service contributions through interstate access charges. On November 1, 1999, the FCC implemented the court's decision. ILEC interstate access charges decreased by approximately $400 million, and direct universal service assessments on interstate carriers such as MCI WorldCom increased by $700 million.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of the Telecom Act, apply fully to so-called "advanced telecommunications services," such as Digital Subscriber Line ("DSL") technology. US West Communications Group appealed this order to the United States Court of Appeals for the District of Columbia Circuit. At the request of the FCC, the court remanded the case for further administrative proceedings, and on December 23, 1999, the FCC issued its Order on Remand. In that order, the FCC reaffirmed its earlier decision that ILECs are subject to the obligations of
Section 251(c) of the Telecom Act in connection with the offering of advanced telecommunications services such as DSL. The order reserved ruling on whether such obligations extend to traffic jointly carried by an ILEC and a CLEC to an ISP where the ISP self-provides the transport component of its Internet access service. The Order on Remand also found that DSL-based advanced services that are used to connect ISPs to their subscribers to facilitate Internet-bound traffic typically constitute exchange access service. On January 3,

2000, the Company filed a petition for review of this aspect of the Order on Remand with the United States Court of Appeals for the District of Columbia Circuit.

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

In February 1999, the FCC adopted new rules expanding the rights of CLECs to collocate equipment within ILEC-owned facilities. The ILECs appealed the February 1999 collocation order to the United States Court of Appeals for the District of Columbia Circuit. On March 17, 2000, the court vacated in part and affirmed in part the rules. Specifically, the court vacated and remanded to the FCC the portion of its rules that allowed CLECs to collocate equipment that is necessary for interconnection but that also performs some other function.

In the same February 1999 order, the FCC sought public comments on its tentative conclusion that loop spectrum standards should be set in a competitively neutral process. In November 1999, the FCC concluded that ILECs should be required to share primary telephone lines with CLECs, and identified the high frequency portion of the loop as a network element.

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, approximately thirty PUCs issued orders unanimously finding that carriers, including MCI WorldCom, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many have filed new cases at the PUCs or in court. Moreover, MCI WorldCom appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit. On March 24, 2000, the court vacated the FCC's order and remanded the case to the FCC for further proceedings. MCI WorldCom cannot predict the outcome of the cases filed by the ILECs, the FCC's rulemaking proceeding, or the FCC's proceedings on remand, nor can it predict whether or not the result(s) will have a material adverse impact upon its consolidated financial position or results of future operations.

Several bills have been introduced during the 106th Congress that would exclude the transmission of data services or high-speed Internet access from the Telecom Act's bar on the transmission of in-region interLATA services by the BOCs.
These bills would also make it more difficult for competitors to resell the high-speed Internet access services of the ILECs or to lease a portion of the network components used for the provision of such services.

In 1996 and 1997, the FCC issued decisions that would require non-dominant telecommunica-tions carriers to eliminate interstate service tariffs, except in limited circumstances. MCI WorldCom challenged this decision in the United States Court of Appeals for the District of Columbia Circuit, and successfully obtained a stay of the FCC's decision. MCI WorldCom's appeal has been held in abeyance pending FCC action with respect to petitions for reconsideration. The FCC recently issued an order addressing those petitions for reconsideration, briefing of the appeal is ongoing, and oral argument was held on March 14, 2000. MCI WorldCom cannot predict the ultimate outcome of this appeal. Should the FCC prevail, MCI WorldCom could no longer rely on its federal tariff to limit liability or to establish its interstate rates for customers. Under the FCC's decision, MCI WorldCom would need to develop a means to contract individually with its millions of customers in order to establish lawfully enforceable rates.

In 1997 and 1998, the FCC rejected five applications filed by BOCs to provide in-region long distance service in competition with long distance carriers. Pursuant to the Telecom Act, BOCs must file, in each state in their service area, an application conforming to the requirements of Section 271 of the Telecom Act if they wish to offer in-region long distance in that state. Among other things, the applications must demonstrate that the BOC has met a 14-point competitive checklist to open its local network to competition and demonstrate that the application is in the public interest. Bell Atlantic Corporation ("Bell Atlantic") in New York filed an application with the FCC on October 19, 1999. Bell Atlantic's was the first application to have been subjected to rigorous operational testing of readiness to meet the Section 271 requirements. On December 21, 1999, the FCC granted Bell Atlantic's application. SBC Corporation filed an application for Texas on January 10, 2000. A decision is expected on that application by April 7, 2000.

The FCC is currently reviewing a proposal for access charge and universal service reform that has been filed by the Coalition for Affordable Local and Long Distance Service ("CALLS"), a group of RBOCs, GTE Corporation ("GTE") and two long distance companies. The principal aspects of the plan are (1) residential Subscriber Line Charges would be increased to $4.35 in 2000, $5.00 in 2001, $6.00 in 2002, and $6.50 in 2003; (2) residential Presubscribed Interexchange Carrier Charges ("PICCs") would be eliminated in 2000; (3) carrier access charges would be reduced for the industry by $2.1 billion on July 1, 2000, with minimal additional reductions in later years; and (4) the RBOCs and GTE would benefit from a new $650 million universal service fund. In addition, MCI WorldCom believes the FCC may have made other commitments to the RBOCs concerning the disposition and/or timing of other regulatory proceedings that may be related to the RBOCs' decision to offer the CALLS plan. This might include, for example, restrictions on CLECs' ability to use unbundled network elements to offer special access services. Finally, interexchange carriers participating in the CALLS plan are committing to eliminate PICC-pass through charges, eliminate minimum charges for basic schedule customers, and flow through reductions in access charges. Public comments are due to the FCC on April 3, 2000, and reply comments are due on April 17, 2000. MCI WorldCom cannot predict either the outcome of this proceeding or whether or not the results will have a material adverse impact upon its consolidated financial position or results of future operations.

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

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization member countries. These rules allow such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to United States rules. On January 12, 1999, the FCC's benchmark rules were upheld in their entirety by the United States Court of Appeals for the District of Columbia Circuit. On March 11, 1999 the District of Columbia Circuit denied petitions for rehearing of the case.

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

Embratel. The 1996 General Telecommunications Law (the "General Law") provides a framework for telecommunications regulation for Embratel. Article 8 of the General Law created Agencia Nacional de Telecomunicacoes ("Anatel") to implement the General Law through development of regulations and to enforce such regulations. According to the General Law, companies wishing to offer telecommunications services to consumers are required to apply to Anatel for a concession or an authorization. Concessions are granted for the provision of services under the public regime (the "Public Regime") and authorizations are granted for the provision of services under the private regime (the "Private Regime"). Service providers subject to the Public Regime (concessionaires) are subject to obligations concerning network expansion and continuity of service provision and are subject to rate regulation. These obligations and the tariff conditions are provided in the General Law and in each company's concession contract. The network expansion obligations are also provided in the Plano Geral de Universalizacao ("General Plan on Universal Service").

The only services provided under the Public Regime are the switched fixed telephone services ("SFTS") -local and national and international long distance
- provided by Embratel and the three regional Telebras holding companies ("Teles"). All other telecommunications companies, including other companies providing SFTS, operate in the Private Regime and, although they are not subject to the Public Regime, individual authorizations may contain certain specific expansion and continuity obligations.

The main restriction imposed on carriers by the General Plan on Universal Service is that, until December 31, 2003, the three Teles are prohibited from offering inter-regional and international long distance service, while Embratel is prohibited from offering local services. These companies can start providing those services two years sooner if they meet their network expansion obligations by December 31, 2001.

Embratel and the three Teles were granted their concessions at no fee, until 2005. After 2005, the concessions may be renewed for a period of 20 years, upon the payment, every two years, of a fee equal to 2% of annual net revenues calculated based on the provision of SFTS in the prior year, excluding taxes and social contributions.

Embratel also offers a number of ancillary telecommunications services pursuant to authorizations granted in the Private Regime. Such services include the provision of dedicated analog and digital lines, packet switched network services, circuit switched network services, mobile marine telecommunications, telex and telegraph, radio signal satellite retransmission and television signal satellite retransmission. Some of these services are subject to some specific continuity obligations and rate conditions.

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

At least nine class action complaints have been filed that arise out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications
                   -------------------------------------------------------------
Corp., and allege that MCI WorldCom has improperly charged "Pre-Subscribed"
-----
customers "Non-Subscriber" or so-called "casual" rates for certain direct-dialed calls. Plantiffs further challenge MCI WorldCom's credit policies for this "non-subscriber" traffic. Plaintiffs assert that MCI WorldCom's conduct violates the Communications Act and various state laws; they seek rebates to all affected customers and punitive damages and other relief. In response to a motion filed by MCI WorldCom, the Judicial Panel on Multi-District Litigation has consolidated these matters in the United States District Court for the Southern District of Illinois. That Court denied the Company's motion to dismiss the state law claims, and the parties are now engaged in discovery. On February 4, 2000, the Company filed a petition for review of the FCC's Halprin
                                                                       -------
decision with the United States Court of Appeals for the District of Columbia Circuit.

On September 3, 1998, WorldCom and MCI entered into a Stock Purchase Agreement ("SPA") with Cable & Wireless plc and Cable & Wireless Internet Holdings, Inc. (collectively, "C&W"), pursuant to which MCI sold the iMCI Business to C&W. That transaction closed on September 14, 1998, prior to the closing of the MCI Merger.

On February 18, 1999, pursuant to the indemnity provisions of the SPA, C&W notified MCI WorldCom that it was claiming that MCI WorldCom had breached representations and warranties in, and had failed to comply with other provisions of, the SPA. C&W alleged that it had suffered damages of approximately $1.16 billion. MCI WorldCom advised C&W on March 19, 1999, that the Company denied these allegations.

On March 31, 1999, C&W filed a complaint against MCI WorldCom in the United States District Court for the District of Delaware, alleging that MCI WorldCom had breached the SPA. In the lawsuit, C&W sought unspecified damages and specific performance. On May 11, 1999,

MCI WorldCom filed a motion to stay the litigation and to compel compliance with the dispute resolution/arbitration provisions in the SPA and affiliated agreements. On July 12, 1999, the district court entered an order compelling C&W to comply with the dispute resolution/arbitration provisions of the SPA and affiliated agreements with respect to five of the 11 claims in its complaint and denying a stay of the action. On July 29, 1999, the district court set a trial date of September 12, 2000. On July 30, 1999, MCI WorldCom filed an answer denying C&W's claims and asserting four counterclaims that alleged that C&W breached the SPA and its duty of good faith and fair dealing.

On September 10, 1999, C&W commenced an arbitration against MCI WorldCom before the arbitration firm J.A.M.S./Endispute. In its Notice of Claims filed on September 20, 1999, C&W asserted the claims dismissed from the Delaware action as well as certain other disputes between the companies. On October 4, 1999, MCI WorldCom responded to the Notice of Claims by denying all of C&W's claims and asserting six counterclaims that alleged contractual breaches by C&W. The hearing commenced on December 8, 1999.

On February 29, 2000, C&W and MCI WorldCom executed a Settlement Agreement resolving all claims arising out of the sale of the iMCI Business. MCI WorldCom agreed to pay C&W $200 million and C&W agreed to pay MCI WorldCom approximately $125 million for previously issued but unpaid invoices for services rendered pursuant to various contracts executed in September 1998. Pursuant to the Settlement Agreement, the parties have dismissed all claims asserted in the Delaware litigation and the arbitration, and C&W will withdraw any related complaints or allegations lodged before any governmental agencies.

(11)  Employee Benefit Plans -
      ----------------------

Stock Option Plans:
------------------

The Company has several stock option plans under which options to acquire up to 733 million shares may be granted to directors, officers and certain employees of the Company including the stock option plans acquired through various acquisitions. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant. As of December 31, 1999, 503 million options had been granted under these plans.

Prior to the MCI Merger, certain executives of MCI were granted incentive stock units ("ISUs") that vested over a three-year period and entitled the holder to receive shares of common stock. At December 31, 1999, there were approximately
1.7 million ISUs outstanding.

Additionally, there are outstanding warrants to acquire shares of MCI WorldCom Common Stock at prices ranging from $4.1667 to $44.41 per share which were granted by acquired entities prior to their merger with MCI WorldCom.

Additional information regarding options and warrants granted and outstanding is summarized below (in millions, except per share data):

                                          Number        Weighted-
                                        of Options       Average
                                       and Warrants   Exercise Price
                                       ------------   --------------

Balance, December 31, 1996                      126           $ 7.04
Granted to employees/directors                   48            16.76
Exercised                                       (36)            3.85
Expired or canceled                              (9)           10.25
                                                ---           ------

Balance, December 31, 1997                      129            11.27
Granted to employees/directors                   48            20.38
Assumed in connection with acquisitions         127            18.68
Exercised                                       (49)            9.87
Expired or canceled                              (9)           16.63
                                                ---           ------
Balance, December 31, 1998                      246            16.93

Granted to employees/directors                  152            46.61
Exercised                                       (61)           15.32
Expired or canceled                             (18)           30.87
                                                ---           ------
Balance, December 31, 1999                      319           $30.58
                                                ===           ======

The following table summarizes information about the shares outstanding at December 31, 1999:


                        Options and Warrants Outstanding               Options and Warrants Exercisable
                  ----------------------------------------------       --------------------------------
     Range of         Number       Remaining         Weighted-            Number           Weighted-
     Exercise      Outstanding    Contractual         Average           Outstanding         Average
      Prices      (In Millions)   Life (Years)    Exercise Price       (In Millions)     Exercise Price
     --------     -------------   ------------    --------------       -------------     --------------
 $ 0.01 - 17.34         93            5.1              $12.29                74              $11.59
  17.35 - 34.68         79            7.4               22.55                22               80.25
  34.69 - 52.03        146            8.6               46.57                 1               43.77
  52.04 - 86.71          1            7.6               58.18                 1               59.28
                       ---                                                   --
                       319                                                   98
                       ---                                                   --

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

                                                                         1999        1998        1997
                                                                       -------     -------     -------
Net income (loss) before cumulative effect of        As reported       $ 3,941     $(2,602)      $ 146
  accounting change and extraordinary items            Pro forma         3,442      (2,712)         90

Basic EPS                                            As reported          1.40       (1.35)       0.10
                                                       Pro forma          1.22       (1.40)       0.06

Diluted EPS                                          As reported          1.35       (1.35)       0.10
                                                       Pro forma          1.18       (1.40)       0.06

The fair value of each option or restricted stock grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grant:

                                Risk-free       Weighted-
                   Expected      Interest     Average Grant-
  Date Granted    Volatility       Rate       Date Fair Value
  ------------    ----------    ---------     ---------------
     1997            22.8%         6.4%           $ 5.32
     1998            23.7%         6.4%           $ 6.68
     1999            26.8%         5.2%           $14.91

Additionally, for all options, a 15% forfeiture rate was assumed with an expected life of 5 years and no dividend yield.

Because the SFAS No. 123 method of accounting has been applied only to grants after December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

401(k) Plans:
------------

The Company and its subsidiaries offer its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $10,000. The Company matches individual employee contributions in certain plans, up to a maximum level which in no case exceeds 6% of the employee's compensation. Expenses recorded by the Company relating to its 401(k) plans were $108 million, $26 million and $7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(12) Pension and Other Post-retirement Benefit Plans -
     -----------------------------------------------

MCI WorldCom maintains a noncontributory defined benefit pension plan (the "MCI Plan") and a supplemental pension plan (the "Supplemental Plan") and WorldCom International Data Services, Inc., a subsidiary of MCI, has a defined benefit pension plan. Collectively, these plans cover substantially all MCI employees who became MCI WorldCom employees as a result of the MCI Merger and who work 1,000 hours or more in a year. Effective January 1, 1999, no future compensation credits are earned by participants of the MCI Plan.

Annual service cost is determined using the Projected Unit Credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of employees. As of December 31, 1999 and 1998, the MCI Plan accumulated benefit obligation exceeds the fair value of MCI Plan assets by $51 million and $27 million, respectively. There is no additional minimum pension liability required to be recognized.

Additionally, Embratel sponsors a contributory defined benefit pension plan and a post-retirement benefit plan. Approximately 97% of Embratel's employees are covered by these plans. The defined benefit pension plan has an accumulated benefit obligation in excess of fair value of assets of $13 million at December 31, 1999 and $300 million at December 31, 1998. There is no additional minimum pension liability to be recognized.

Embratel health care cost trend rates were projected at annual rates excluding inflation ranging from 5.96 % in 2000 to 2.70% in 2048. The effect of a one percentage point increase in the assumed health care cost trend rates would increase the Embratel accumulated post-retirement benefit obligation at December 31, 1999 by $14 million and the aggregate service and interest cost components by $1 million on an annual basis. The effect of a one percentage point decrease in the assumed health care cost trend rate would reduce the accumulated post-retirement benefit obligation by $11 million and reduce the total service and interest cost component by $1 million.

In April 1999, the Company completed the sale of MCI Systemhouse Corp. and SHL Systemhouse Co. (collectively "SHL") to EDS for $1.6 billion resulting in a settlement gain of $24 million and benefit payments of $80 million.

The following table sets forth information for the MCI pension plans and Embratel defined benefit pension and post-retirement plans' assets and obligations (in millions):

                                                                         Embratel Plans
                                                  MCI              --------------------------
                                                Pension            Pension            Other
                                                 Plans             Benefits          Benefits
                                                -------            --------          --------
Change in Benefit Obligation
Benefit obligation at January 1, 1998             $ 563             $1,231             $ 265
Service cost                                         54                 47                10
Interest cost                                        39                 67                16
Actuarial (gain) loss                                39                (80)               11
Benefits paid                                       (39)               (39)               (3)
Foreign currency exchange                             -                (24)               (5)
Assumption change                                   (74)              (178)                -
Curtailment/settlement                                -               (567)             (162)
                                                  -----             ------             -----

Benefit obligation at December 31, 1998             582                457               132
Service cost                                          1                  1                 -
Interest cost                                        36                 17                 5
Actuarial (gain) loss                               (49)                46                17
Benefits paid                                       (89)               (25)               (3)
Foreign currency exchange                             -               (147)              (42)
Assumption change                                    (5)                 -                 -
                                                  -----             ------             -----
Benefit obligation at December 31, 1999           $ 476             $  349             $ 109
                                                  =====             ======             =====

Change in Plan Assets
Fair value at January 1, 1998                     $ 494             $  550             $  29
Actual return on plan assets                         63                (14)                7
Employer contributions                               63                 40                71
Employee contributions                                -                 30                 -
Foreign currency exchange                             -                (12)                -
Benefits paid                                       (39)               (39)               (3)
Effect of settlement                                  -               (403)              (65)
                                                  -----             ------             -----
Fair value of assets at December 31, 1998         $ 581             $  152             $  39
                                                  -----             ------             -----
Actual return on plan assets                         71                 79                 5
Employer contributions                                -                  1                 -
Employee contributions                                -                  1                 -
Foreign currency exchange                             -                (42)              (12)
Benefits paid                                       (87)               (25)               (3)
Effect of settlement/transfers                        -                195                 -
                                                  -----             ------             -----
Fair value of assets at December 31, 1999         $ 565             $  361             $  29
                                                  =====             ======             =====

                                                                         Embratel Plans
                                                  MCI              --------------------------
                                                Pension            Pension            Other
                                                 Plans             Benefits          Benefits
                                                -------            --------          --------
As of December 31, 1999:
Funded status                                     $  89             $   12             $ (80)
Unrecognized net actuarial (gain) loss             (136)               (89)               42
Unrecognized prior service cost                       4                  -                 -
Unrecognized transition liability                     -                  3                 -
                                                  -----             ------             -----
Accrued benefit cost                              $ (43)            $  (74)            $ (38)
                                                  =====             ======             =====

Weighted average actuarial assumptions:
Discount rate                                      8.00%              6.00%             6.00%
Expected return on plan assets                     8.75%              9.00%              N/A
Rate of compensation increase                       N/A               2.00%              N/A

As of December 31, 1998:
Funded status                                     $  (1)            $ (305)            $ (93)
Unrecognized net actuarial gain                     (83)              (123)               44
Unrecognized prior service cost                       1                  -                 -
Unrecognized transition liability                     -                  5                 -
                                                  -----             ------             -----
Accrued benefit cost                              $ (83)            $ (423)            $ (49)
                                                  =====             ======             =====

Weighted average actuarial assumptions:
Discount rate                                      6.50%              6.00%             6.00%
Expected return on plan assets                     9.00%              9.00%             9.00%
Rate of compensation increase                      5.75%              3.25%              N/A

The components of the net post-retirement benefit and pension costs for the years ended December 31, 1999 and 1998 as follows (in millions):

                                                           1999                          1998
                                              -----------------------------      --------------------
                                                              Embratel                 Embratel
                                                MCI     -------------------      --------------------
                                              Pension   Pension     Other        Pension      Other
                                               Plans    Benefits   Benefits      Benefits    Benefits
                                              -------   --------   --------      --------    --------
Service cost                                     $  1       $  1        $ -          $  4         $ 2
Interest cost on accumulated postretirement
     benefit  obligation                           36         17          5            17           4
Expected return on plan assets                    (50)       (25)        (2)          (13)         (1)
Amortization of transition obligation               -         (2)         -             7           -
Amortization of net loss (gain)                    (4)         -          1            (1)          1
                                                 ----       ----        ---          ----         ---
Net periodic post-retirement benefit cost        $(17)      $ (9)       $ 4          $ 14         $ 6
                                                 ====       ====        ===          ====         ===

During 1998 Embratel created a new defined contribution plan (the "New Plan") which was approved by the Brazilian government. Effective November 19, 1998, all newly hired employees of Embratel automatically enter the New Plan and entry into the existing Embratel pension and post-retirement plans was frozen. Existing Embratel employees were given the option to migrate from the existing defined benefit pension and post-retirement benefit plans to the New Plan. The option expired on December 31, 1998 and the New Plan was effective on January 1, 1999. The New Plan provides an employer match on employee contributions based on certain limits, transfer of the defined benefit account balance, employee directed investment, and a lump sum payment from the post-retirement plan, which can be used to assist with medical coverage in the future. Any employees not electing to migrate to the New Plan will remain in the existing plans and will not have a future opportunity to move to the New Plan.

(13)  Income Taxes -
      -------------

The provision for income taxes is composed of the following (in millions):

                                        1999           1998           1997
                                       ------          -----          -----
Current                                $   62          $  92          $  53
Deferred                                2,903            785            340
                                       ------          -----          -----
Total provision for income taxes       $2,965          $ 877          $ 393
                                       ======          =====          =====

The following is a reconciliation of the provision for income taxes to the expected amounts using the statutory rate:

                                                    1999   1998      1997
                                                   -----   -----     -----
Expected statutory amount                           35.0%  (35.0)%   35.0%
Nondeductible amortization of excess of cost
     over net tangible assets acquired               5.2    11.2     17.0
State income taxes                                   2.5    (2.6)     2.7
Charge for in-process research and development         -    83.5        -
Valuation allowance                                 (1.5)      -     15.8
Other                                                0.2    (1.9)    (2.6)
                                                    ----    ----     ----
Actual tax provision                                41.4%   55.2 %   67.9%
                                                    ====    ====     ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss ("NOL") carryforwards.

At December 31, 1999, the Company had unused NOL carryforwards for federal income tax purposes of approximately $2.3 billion which expire in various amounts during the years 2011 through 2018. These NOL carryforwards together with state and other NOL carryforwards within the United States result in a deferred tax asset of approximately $875 million at December 31, 1999. A valuation allowance of $109 million was reversed during 1999 as a result of a change in tax regulations and recorded as a reduction in goodwill.

In addition, at December 31, 1999 the Company has unused NOL carryforwards of $127 million outside the United States which generally do not expire. These carryforwards result in a $51 million deferred tax asset for which a valuation allowance has been established.

Approximately $279 million of the Company's deferred tax assets are related to preacquisition NOL carryforwards attributable to entities acquired in transactions accounted for as purchases. Accordingly, any future reductions in the valuation allowance related to such deferred tax assets will result in a corresponding reduction in goodwill. If, however, subsequent events or conditions dictate an increase in the need for a valuation allowance attributable to such deferred tax assets, the income tax expense for that period will be increased accordingly.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 (in millions):

                                               1999                      1998
                                        --------------------    ----------------------
                                        Assets   Liabilities    Assets     Liabilities
                                        ------   -----------    ------     -----------

Allowance for bad debts                 $    -     $     -      $   98      $     -
Fixed assets                                 -      (3,167)          -       (2,585)
Goodwill and other intangibles               -         (68)          -         (103)
Investments                                 90           -          91            -
Line installation costs                      -        (400)          -         (277)
Accrued liabilities                        273           -         924            -
NOL carryforwards                          926           -       1,499            -
Tax credits                                220           -         142            -
Other                                        -        (135)         74          (27)
                                       -------    --------     -------     --------
                                         1,509      (3,770)      2,828       (2,992)
Valuation allowance                        (51)          -        (160)           -
                                       -------    --------     -------     --------
                                        $1,458     $(3,770)     $2,668      $(2,992)
                                       =======    ========     =======     ========

(14)  Supplemental Disclosure of Cash Flow Information -
      ------------------------------------------------

Interest paid by the Company during the years ended December 31, 1999, 1998 and 1997 amounted to $1.3 billion, $543 million and $317 million, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1999, 1998 and 1997 were $106 million, $38 million and $14 million, respectively.

In conjunction with business combinations during the years ended December 31, 1999, 1998 and 1997, assets acquired, liabilities assumed and common stock issued were as follows (in millions):

                                        1999       1998       1997
                                      -------    --------    ------
Fair value of assets acquired         $    62    $ 21,913    $  341
Goodwill and other intangible assets    2,231      37,104       998
Liabilities assumed                      (987)    (22,476)      (20)
Common stock issued                      (228)    (33,141)     (159)
                                      -------    --------    ------
Net cash paid                         $ 1,078    $  3,400    $1,160
                                      =======    ========    ======

(15) Segment and Geographic Information -
     ----------------------------------

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," as of December 31, 1998. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segment and related disclosures about its products, services, geographic areas and major customers.

Based on its organizational structure, the Company operates in six reportable segments: voice and data, Internet, International Operations, Embratel, Operations and technology and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the geographic dispersion of their operations. The voice and data segment includes voice, data and other types of domestic communications services. The Internet segment provides Internet services. MCI WorldCom International Operations provides voice, data, Internet and other similar types of communications services to customers primarily in Europe. Embratel provides communications services in Brazil. Operations and technology includes network operations, information services, engineering and technology, and customer service. Other includes primarily the operations of SHL and other non-communications services.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                                                       Revenues               Selling, General and
                                                 From External Customers    Administrative Expenses    Capital Expenditures
                                                -------------------------  -------------------------  ----------------------
                                                  1999     1998     1997    1999      1998     1997    1999    1998    1997
                                                -------   -------  ------  ------    ------   ------  ------  ------  ------
Voice and data                                  $28,567   $13,118  $6,085  $4,501    $2,084   $  741  $    -  $    -  $    -
Internet                                          3,535     2,165     566     725       539      180       -       -       -
International Operations                          1,733     1,130     726     416       306      218       -       -       -
Operations and technology                             -         -       -   2,353     1,059      502   7,071   4,773   3,082
Other                                               513       574     412     170       163       22      12      28      34
Corporate                                             -         -       -     174       154      191     740     316      37
                                                -------   -------  ------  ------    ------   ------  ------  ------  ------
     Total before Embratel                       34,348    16,987   7,789   8,339     4,305    1,854   7,823   5,117   3,153
Embratel                                          2,854     1,182       -     610       258        -     893     369       -
Elimination of intersegment revenues                (82)        -       -     (14)        -        -       -       -       -
                                                -------   -------  ------  ------    ------   ------  ------  ------  ------
     Total                                      $37,120   $18,169  $7,789  $8,935    $4,563   $1,854  $8,716  $5,486  $3,153
                                                =======   =======  ======= ======    ======   ======  ======  ======  ======

The following is a reconciliation of the segment information to income (loss) before income taxes, minority interests and extraordinary items:

                                                           1999           1998           1997
                                                       ----------     ----------     ----------
Revenues                                                  $37,120        $18,169         $7,789
Operating expenses                                         29,232         19,111          6,807
                                                          -------        -------         ------
Operating income (loss)                                     7,888           (942)           982
Other income (expense):
     Interest expense                                        (966)          (692)          (450)
     Miscellaneous                                            242             44             46
                                                          -------        -------         ------
Income (loss) before income taxes, minority
     interests, cumulative effect of accounting
     change and extraordinary items                       $ 7,164        $(1,590)        $  578
                                                          =======        =======         ======

Information about the Company's operations by geographic areas are as follows (in millions):

                                  1999                        1998                       1997
                          ----------------------      ---------------------      --------------------
                                      Long-lived                 Long-lived                Long-lived
                           Revenues      Assets       Revenues      Assets       Revenues     Assets
                          ----------  ----------      --------    ---------      --------  ----------
United States                $31,718     $21,965       $15,225      $17,954        $6,908      $6,624
Brazil                         2,854       4,017         1,182        5,049             -           -
All other international        2,548       2,636         1,762        1,565           881         753
                             -------     -------       -------      -------        ------      ------
Total                        $37,120     $28,618       $18,169      $24,568        $7,789      $7,377
                             =======     =======       =======      =======        ======      ======

(16) Unaudited Quarterly Financial Data -
     ----------------------------------

                                                                                Quarter Ended
                                          --------------------------------------------------------------------------------------
                                                March 31,              June 30,            September 30,          December 31,
                                          --------------------------------------------------------------------------------------
                                             1999       1998       1999       1998       1999        1998       1999       1998
                                          --------------------------------------------------------------------------------------
                                                                    (in millions, except per share data)
Revenues:
        MCI WorldCom                        $9,001     $2,322     $8,944     $2,581     $9,186     $ 3,758     $9,495     $9,017
        SkyTel                                 140        122        141        126        141         133        152        138
        Intercompany elimination               (19)        (1)       (20)        (1)       (19)         (8)       (22)       (18)
        Combined                             9,122      2,443      9,065      2,706      9,308       3,883      9,625      9,137

Operating income (loss):
        MCI WorldCom                         1,495        (71)     1,764        495      2,202      (2,632)     2,421      1,233
        SkyTel                                  15          2         18          6         (3)         11        (24)        14
        Combined                             1,510        (69)     1,782        501      2,199      (2,621)     2,397      1,247

Income (loss) before cumulative effect of
    accounting change and extraordinary
    items:
        MCI WorldCom                           725       (281)       879        228      1,107      (2,944)     1,358        457
        SkyTel                                   4         (9)         5         (9)       (10)         (5)       (55)         3
        Combined                               729       (290)       884        219      1,097      (2,949)     1,303        460

Net income (loss):
        MCI WorldCom                           725       (410)       879        228      1,107      (2,944)     1,358        457
        SkyTel                                   4        (45)         5         (9)       (10)         (5)       (55)         3
        Combined                               729       (455)       884        219      1,097      (2,949)     1,303        460

Preferred dividend requirement:
        MCI WorldCom                            16          7         16          7         16           3         16         15
        SkyTel                                   2          3          2          3          2           2          2          2
        Combined                                18         10         18         10         18           5         18         17

Income (loss) per share before cumulative
    effect of accounting change and
    extraordinary items:
        Basic -
        MCI WorldCom                           .26       (.18)       .31        .14        .39       (1.63)       .48        .16
        SkyTel                                 .10       (.24)       .08       (.22)      (.25)       (.11)      (.95)       .02
        Combined                               .25       (.32)       .31        .13        .38       (1.61)       .45        .16
        Diluted -
        MCI WorldCom                           .25       (.18)       .30        .14        .37       (1.63)       .46        .15
        SkyTel                                 .10       (.24)       .07       (.22)      (.25)       (.11)      (.95)       .02
        Combined                               .24       (.32)       .30        .13        .37       (1.61)       .44        .15

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard required all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. This accounting standard broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company adopted this standard as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time non-cash expense of $36 million, net of income tax benefit of $22 million. This expense represented start-up costs incurred primarily in conjunction with the development and construction of SkyTel's Advanced Messaging Network.

In the first quarter of 1998, the Company recorded a pre-tax charge of $38 million for employee severance, alignment charges, loss contingencies and direct merger costs associated with the BFP Merger and $31 million for write-down of a permanently impaired asset. Additionally, in the third quarter of 1998, the Company recorded a pre-tax charge of $127 million primarily in connection with the MCI Merger. The third quarter charge included severance costs associated with the termination of certain employees which was completed in the first quarter of 1999. Also included are other exit activities which include exit costs under long-term commitments and certain asset write-downs. In connection with certain 1998 business combinations, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger. See Note 3.

In connection with certain debt refinancings, the Company recognized in the first quarter of 1998, extraordinary items of approximately $129 million, net of taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees.

                               MCI WORLDCOM, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                          Balance at         Charged to            From             Deductions
                         Beginning of        Costs and           Purchase          and Accounts         Balance at
Descriptions                Period            Expenses         Transactions         Written Off       End of Period
Allowance for doubtful accounts (in millions):

Accounts Receivable
1999                           $920              $951                $ 19                 $768              $1,122
1998                            223               395                 581                  279                 920
1997                            150               132                  16                   75                 223

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

2.1 Amended and Restated Agreement and Plan of Merger dated as of March 8, 2000, between MCI WORLDCOM, Inc. and Sprint Corporation (filed as Annex 1 to the Proxy Statement/Prospectus dated March 9, 2000 included in MCI WorldCom's Registration Statement on form S-4, Registration No. 333-90421 and incorporated herein by reference)*

2.2 Agreement and Plan of Merger by and among MCI WORLDCOM, Inc., Empire Merger Inc. and SkyTel Communications, Inc. dated as of May 28, 1999 (filed as Annex A to the Proxy Statement/Prospectus dated August 26, 1999 included in MCI WorldCom's Registration Statement on Form S-4, Registration No. 333-85919 and incorporated herein by reference)*

4.1 Second Amended and Restated Articles of Incorporation of MCI WORLDCOM, Inc. (including preferred stock designations), as amended as of October 1, 1999 (incorporated herein by reference to Exhibit 4.1 of MCI WorldCom's Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (filed October 1, 1999) (Registration No. 333-85919)

4.2       Restated Bylaws of MCI WORLDCOM, Inc. (incorporated by reference to
          Exhibit 3.2 to the Company's Current Report on Form 8-K dated September 14, 1998) (filed September 29, 1998)) (File No. 0-11258)

4.3 Rights Agreement dated as of August 25, 1996, between the Company and the Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated August 26, 1996 filed by the Company with the Securities and Exchange Commission on August 26, 1996 (as amended on Form 8-K/A filed on August 31, 1996) (File No. 0-11258))

4.4 Amendment No. 1 to Rights Agreement dated as of May 22, 1997, by and between MCI WORLDCOM, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 22, 1997 (filed June 5, 1997) (File No. 0-11258))

4.5 Senior Indenture dated March 1, 1997 by and between WorldCom and The Chase Manhattan Bank, as successor trustee to Mellon Bank N.A. (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-11258))

4.6 Supplemental Indenture No. 3 to the Junior Subordinated Indenture dated as of November 12, 1998, among MCI WORLDCOM, Inc., MCI Communications Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-11258))

4.7 Supplement No. 1 to the Guarantee Agreement dated as of November 12, 1998 among MCI WORLDCOM, Inc., MCI Communications Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit
          4.9 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-11258))

4.8 Trust Agreement Guarantee dated as of November 12, 1998, among Wilmington Trust Company, the administrative trustee thereto, MCI Communications Corporation and MCI WORLDCOM, Inc. (incorporated herein by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-11258))

4.9 Expense Agreement Guarantee dated as of November 12, 1998, between MCI WORLDCOM, Inc. and MCI Capital I, a Delaware business trust (incorporated herein by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-11258))

4.10 Junior Subordinated Indenture between MCI Communications Corporation and Wilmington Trust Company, as Debenture Trustee, (incorporated by reference to Exhibit 4.01 of MCI's Registration Statement on Form S-3, Registration No. 333-02693)

4.11 Form of Amended and Restated Trust Agreement among MCI Communications Corporation, Wilmington Trust Company and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.10 of MCI's Registration Statement on Form S-3, Registration No. 333-02593)

4.12 Form of Guarantee Agreement between MCI Communications Corporation and Wilmington Trust Company, (incorporated by reference to Exhibit 4.12 of MCI's Registration Statement on Form S-3, Registration No. 333-02593)

4.13 Form of Supplemental Indenture between MCI Communications Corporation and Wilmington Trust Company, (incorporated by reference to Exhibit
          4.13 of MCI's Registration Statement on Form S-3, Registration No. 333-02593)

 **
10.1 Amended and Restated 364-Day Revolving Credit and Term Loan Agreement among the Company and Bank of America, N.A., Administrative Agent; Bank of America Securities, LLC, Sole Lead Arranger and Book Manager; Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada, Co-Syndication Agents; and the lenders named herein dated as of August 5, 1999 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999) (File No. 0-11258))*

10.2 MCI WORLDCOM, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 23, 1999 (File No. 0-11258)) (compensatory plan)

10.3 WorldCom, Inc. Third Amended and Restated 1990 Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 22, 1996 (File No. 0-11258)) (compensatory plan)

10.4 LDDS Communications, Inc. 1988 Nonqualified Stock Option Plan (incorporated herein by reference to the exhibits to LDDS-TN's Registration Statement on Form S-4 (File No. 33-29051) (compensatory plan)

10.5 LDDS Annual Performance Bonus Plan (incorporated by reference to the Company's Proxy Statement used in connection with the Company's 1994 Annual Meeting of Shareholders (File No. 1-10415)) (compensatory plan)

10.6 WorldCom, Inc. Special Performance Bonus Plan (incorporated herein by reference to Exhibit B to the Company's Proxy Statement dated April 22, 1996 used in connection with the Company's 1996 Annual Meeting of the Shareholders (File No. 0-11258)) (compensatory plan)

10.7 WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1997 (File No. 0-11258)) (compensatory plan)

10.8 WorldCom/MFS/UUNET 1995 Performance Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.9 WorldCom/MFS/UUNET Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.10 WorldCom/MFS/UUNET Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.11 MCI 1979 Stock Option Plan as amended and restated (incorporated by reference to Exhibit 10(a) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-6457)) (compensatory plan)***

10.12 Supplemental Retirement Plan for Employees of MCI Communications Corporation and Subsidiaries, as amended (incorporated by reference to Exhibit 10(b) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-6457)) (compensatory plan) ***

10.13 Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries (incorporated by reference to "Renumeration of Officers" in MCI's Proxy Statement for its 1992 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)***

10.14 MCI Communications Corporation Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10(e) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-
          6457)) (compensatory plan)***

10.15 Amendment No. 1 to MCI Communications Corporation Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10(e) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)***

10.16 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Exhibit D to MCI's Proxy Statement for its 1989 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)***

10.17 Amendment No. 1 to the 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Appendix D to MCI's Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)***

10.18 Amendment No. 2 to 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (File No. 0-
          6457)) (compensatory plan)***

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

10.27 The Senior Executive Incentive Compensation Plan of MCI (incorporated by reference to Appendix A to MCI's Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)

10.28 Amendment No. 1 to the Senior Executive Incentive Compensation Plan of MCI (incorporated by reference to Exhibit 10(s) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)

10.29 Executive Severance Policy (incorporated by reference to Exhibit 10(a) to MCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-6457)) (compensatory plan)

10.30 Form of employment agreement, effective as of November 2, 1996, between MCI and Messrs. Bert C. Roberts and Timothy F. Price (incorporated by reference to Exhibit 10(u) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)

10.31 Employment Agreement between UUNET and John W. Sidgmore dated May 13, 1994 (incorporated herein by reference to UUNET's Registration on Form S-1 (Registration No. 33-91028)) (compensatory plan)

10.32 Amendment to employment agreement dated February 29, 2000 between MCI WorldCom and Timothy F. Price

10.33 Change of Control Severance Agreement effective April 8, 1997 between Brooks Fiber Properties, Inc. ("BFP") and James C. Allen (incorporated herein by reference from Exhibit 10.1 to BFP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-28036)) (compensatory plan)

21.1      Subsidiaries of the Company

23.1      Consent of Arthur Andersen LLP

23.2      Consent of KPMG LLP

27.1      Financial Data Schedule - for the year ended December 31, 1999

27.2      Financial Data Schedule - for the year ended December 31, 1998

27.3      Financial Data Schedule - for the year ended December 31, 1997
----------------------------------------------------------------------

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