Form 10-Q
period 2000-03-31
WORLDCOM INC/GA//
filed 2000-05-15
CIK 723527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________  to ______

                        Commission file number:  0-11258
                        ________________________________

                                 WorldCom, Inc.
                           (f/k/a MCI WORLDCOM, Inc.)
             (Exact name of registrant as specified in its charter)
                        _______________________________

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

          The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,863,057,354, net of treasury shares, on April 30, 2000.

--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements
             Consolidated Balance Sheets as of
             March 31, 2000 and  December 31, 1999..........................  3

             Consolidated Statements of Operations for the
             three months ended March 31, 2000
             and March 31, 1999.............................................  4

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 2000 and
             March 31, 1999.................................................  5

             Notes to Consolidated Financial Statements.....................  6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................. 13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 18

    PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................. 19

    Item 2.  Changes in Securities and Use of Proceeds...................... 19

    Item 3.  Defaults Upon Senior Securities................................ 19

    Item 4.  Submission of Matters to a Vote of Securities Holders.......... 19

    Item 5.  Other Information.............................................. 19

    Item 6.  Exhibits and Reports on Form 8-K............................... 19

    Signature............................................................... 20

    Exhibit Index........................................................... 21

                                                  WORLDCOM, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited. In Millions, Except Share Data)

                                                                                               March 31,        December 31,
                                                                                                 2000              1999
                                                                                              ----------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                 $      601       $      876
     Accounts receivable, net of allowance for bad debts of $1,242 in 2000
       and $1,122 in 1999                                                                           6,126            5,746
     Deferred tax asset                                                                             2,569            2,565
     Other current assets                                                                           1,814            1,137
                                                                                                ---------       ----------
         Total current assets                                                                      11,110           10,324
                                                                                                ---------       ----------
Property and equipment:
     Transmission equipment                                                                        16,462           14,689
     Communications equipment                                                                       6,768            6,218
     Furniture, fixtures and other                                                                  8,443            7,424
     Construction in progress                                                                       4,981            5,397
                                                                                               ----------       ----------
                                                                                                   36,654           33,728
     Accumulated depreciation                                                                      (5,745)          (5,110)
                                                                                               ----------        ---------
                                                                                                   30,909           28,618
                                                                                               ----------        ---------
     Goodwill and other intangible assets                                                          47,169           47,308
     Other assets                                                                                   5,324            4,822
                                                                                               ----------       ----------
                                                                                               $   94,512       $   91,072
                                                                                               ==========       ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
     Short-term debt and current maturities of
       long-term debt                                                                          $    6,185       $   5,015
     Accounts payable                                                                               1,985           2,557
     Accrued line costs                                                                             3,765           3,721
     Other current liabilities                                                                      5,719           5,916
                                                                                               ----------       ---------
       Total current liabilities                                                                   17,654          17,209
                                                                                               ----------       ---------
Long-term liabilities, less current portion:
     Long-term debt                                                                                13,514          13,128
     Deferred tax liability                                                                         5,503           4,877
     Other liabilities                                                                              1,109           1,223
                                                                                               ----------       ---------
       Total long-term liabilities                                                                 20,126          19,228
                                                                                               ----------       ---------
 Commitments and contingencies

 Minority interests                                                                                 2,882           2,599

 Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures
     of the Company and other redeemable preferred securities                                         798             798

 Shareholders' investment:
   Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 10,920,972 shares in 2000 and 11,096,887 shares in 1999
     (liquidation preference of $1.00 per share plus unpaid dividends)                                  -               -

 Series C preferred stock, par value $.01 per share; authorized: 3,750,000 shares; issued and outstanding: none in 2000 and 3,750,000
     shares in 1999 (liquidation preference of $50 per share)                                           -               -

   Preferred stock, par value $.01 per share; authorized: 31,155,008 shares
     in 2000 and 1999; none issued                                                                      -               -

   Common stock, par value $.01 per share; authorized: 5,000,000,000 shares; issued
     and outstanding: 2,865,703,217 shares in 2000 and                                                 29              28
     2,849,743,843 shares in 1999
   Additional paid-in capital                                                                      52,340          52,108

   Retained earnings (deficit)                                                                        356            (928)

   Unrealized holding gain on marketable equity
     securities                                                                                       836             575

   Cumulative foreign currency translation adjustment                                                (324)           (360)

   Treasury stock, at cost, 6,765,316 shares in 2000
     and 1999                                                                                        (185)           (185)
                                                                                                ---------       ---------

   Total shareholders' investment                                                                  53,052          51,238
                                                                                                ---------       ---------
                                                                                                $  94,512       $  91,072
                                                                                                =========       =========
     The accompanying notes are an integral part of these statements.

                       WORLDCOM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited. In Millions, Except Per Share Data)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                    ---------------------------------
                                                                                         2000                  1999
                                                                                    ----------------------------------
Revenues                                                                            $   9,978             $   9,122
                                                                                    ---------             ---------
Operating expenses:
   Line costs                                                                           4,092                 4,137
   Selling, general and administrative                                                  2,299                 2,374
   Depreciation and amortization                                                        1,147                 1,101
                                                                                    ---------             ---------
      Total                                                                             7,538                 7,612
                                                                                    ---------             ---------
Operating income                                                                        2,440                 1,510
Other income (expense):
   Interest expense                                                                     (218)                  (272)
   Miscellaneous                                                                         111                    (26)
                                                                                    ---------             ---------
   Income before income taxes and minority interests                                   2,333                  1,212
   Provision for income taxes                                                            953                    547
                                                                                    --------              --------
   Income before minority interests                                                    1,380                   665
   Minority interests                                                                    (79)                   65
                                                                                    --------              --------
   Net income                                                                          1,301                   730
   Distributions on subsidiary trust and other mandatorily
     redeemable preferred securities                                                      16                    16

   Preferred dividend requirement                                                          1                     2
                                                                                    --------              --------
   Net income applicable to common shareholders                                     $  1,284              $    712
                                                                                    ========              ========
   Earnings per common share:
   Net income applicable to common shareholders:
     Basic                                                                          $    0.45             $    0.25
                                                                                    =========             =========
     Diluted                                                                        $    0.44             $    0.24
                                                                                    =========             =========

     The accompanying notes are an integral part of these statements.


                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited. In Millions)



                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                    ----------------------------------
                                                                                        2000                   1999
                                                                                    -----------              ---------
Cash flows from operating activities:
Net income                                                                              $ 1,301                $   730
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Minority interests                                                                       79                    (65)
    Depreciation and amortization                                                         1,147                  1,101
    Provision for losses on accounts receivable                                             269                    228
    Provision for deferred income taxes                                                     626                     50
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                                                (590)                  (684)
        Other current assets                                                               (446)                  (225)
        Accrued line costs                                                                  (69)                    96
        Accounts payable and other current liabilities                                     (426)                   602
    Other                                                                                   (97)                   117
                                                                                        -------                -------
Net cash provided by operating activities                                                 1,794                  1,950
                                                                                        -------                -------
Cash flows from investing activities:
    Capital expenditures                                                                 (2,519)                (1,649)
    Acquisitions and related costs                                                           (7)                  (285)
    Increase in intangible assets                                                          (110)                  (174)
    Proceeds from disposition of marketable securities                                      188                     79
    and other long-term assets
    Increase in other assets                                                               (386)                  (630)
    Decrease in other liabilities                                                          (446)                  (161)
                                                                                        -------                -------
Net cash used in investing activities                                                    (3,280)                (2,820)
                                                                                        -------                -------
Cash flows from financing activities:
    Principal borrowings (repayments) on debt, net                                        1,162                   (284)
    Common stock issuance                                                                   268                    448
    Distributions on subsidiary trust mandatorily                                           (16)                   (16)
    redeemable preferred securities
    Dividends paid on preferred stock                                                        (1)                    (2)
    Redemption of Series C preferred stock                                                 (190)                     -
    Other                                                                                   (17)                     -
                                                                                        -------                --------
Net cash provided by financing activities                                                 1,206                    146
Effect of exchange rate changes on cash                                                       5                   (202)
                                                                                        -------                -------

Net decrease in cash and cash equivalents                                                  (275)                  (926)
Cash and cash equivalents at beginning of period                                            876                  1,727
                                                                                        -------                -------
Cash and cash equivalents at end of period                                              $   601                $   801
                                                                                        =======                =======


         The accompanying notes are an integral part of these statements.


                        WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) General
-----------

References herein to the "Company" or "WorldCom" refer to WorldCom, Inc., a Georgia corporation, and its subsidiaries. Prior to May 1, 2000, the Company was named MCI WORLDCOM, Inc.

The financial statements included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").
The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(B) Business Combinations
-------------------------

On October 5, 1999, WorldCom announced that it had entered into an Agreement and Plan of Merger dated as of October 4, 1999, which was amended and restated on March 8, 2000 (the "Sprint Merger Agreement"), between WorldCom and Sprint Corporation ("Sprint"). Under the terms of the Sprint Merger Agreement, Sprint will merge with and into WorldCom (the "Sprint Merger").

Sprint is a diversified telecommunications company, providing long distance, local and wireless communications services. Sprint's business is organized in two groups: the Sprint PCS group and Sprint FON group. Sprint built and operates the United States' first nationwide all-digital, fiber-optic network and is a leader in advanced data communications services. In 1999, Sprint had $20 billion in annual revenues and served more than 20 million business and residential customers.

Under the Sprint Merger Agreement, each outstanding share of Sprint FON common stock will be exchanged for $76.00 of WorldCom common stock, par value $.01 per share ("Common Stock"), subject to a collar. In addition, each share of Sprint PCS common stock will be exchanged for one share of a new WorldCom PCS tracking stock and 0.116025 shares of Common Stock. The terms of the WorldCom PCS tracking stock will be virtually identical to the terms of Sprint's PCS common stock and will be designed to track the performance of the PCS business of the surviving company in the Sprint Merger. Holders of Sprint class A stock will receive that amount of Common Stock and WorldCom PCS tracking stock as if such class A stock had been converted into Sprint FON common stock and Sprint PCS common stock immediately before the Sprint Merger. Holders of the other classes or series of Sprint capital stock will receive one share of a class or series of the Company's capital stock with virtually identical terms, which will be established in connection with the Sprint Merger, for each share of Sprint capital stock that they own. Sprint has announced that it will redeem for cash each outstanding share of the Sprint first and second series preferred stock on May 25, 2000. The Sprint Merger will be accounted for as a purchase and will be tax-free to Sprint stockholders.

The actual number of shares of Common Stock to be exchanged for each share of Sprint FON common stock will be determined based on the average trading prices of Common Stock prior to the closing, but will not be less than 1.4100 shares (if the average trading price of Common Stock equals or exceeds $53.9007) or more than 1.8342 shares (if the average trading price of Common Stock equals or is less than $41.4350).

Consummation of the Sprint Merger is subject to various conditions set forth in the Sprint Merger Agreement, including the adoption of the Sprint Merger Agreement by stockholders of Sprint, the approval of the Sprint Merger by shareholders of WorldCom, the approval of the issuance of WorldCom capital stock in the Sprint Merger by shareholders of WorldCom, certain U.S. and foreign regulatory approvals and other customary conditions. On April 28, 2000, special meetings of the shareholders of WorldCom and Sprint were held and the merger proposals were adopted and approved. It is anticipated that the Sprint Merger will close in the second half of 2000.

(C) Earnings Per Share
----------------------

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2000 and 1999 (in millions, except per share data):



                                            2000           1999
                                           ------         ------
Basic
-----
Net income                                 $1,301         $  730
Distributions on subsidiary trust
 and other mandatorily
 redeemable preferred securities               16             16
Preferred dividend requirement                  1              2
                                           ------         ------
Net income applicable to common
  shareholders                             $1,284         $  712
                                           ======         ======
Weighted average shares outstanding         2,852          2,794
                                           ======         ======
Basic earnings per share                   $ 0.45         $ 0.25
                                           ======         ======
Diluted
-------
Net income applicable to
 common shareholders                       $1,284         $  712
                                           ======         ======
Weighted average shares outstanding         2,852          2,794
Common stock equivalents                       67            111
Common stock issuable upon
 conversion of preferred stock                  2              2
                                           ------         ------
Diluted shares outstanding                  2,921          2,907
                                           ======         ======
Diluted earnings per share                 $ 0.44         $ 0.24
                                           ======         ======


(D) Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

Interest paid by the Company during the three months ended March 31, 2000 and 1999, amounted to $278 million and $421 million, respectively. Income taxes paid during the three months ended March 31, 2000 and 1999, totaled $19 million and $29 million, respectively. In conjunction with business combinations during the three months ended March 31, 2000 and 1999, assumed assets and liabilities were as follows (in millions):

                                                 2000            1999
                                                -----           -----

Fair value of assets acquired                   $   -          $   12
Excess of cost over net tangible                    7             416
 assets acquired
Liabilities assumed                                 -            (143)
                                                -----          ------
Net cash paid                                   $   7          $  285
                                                =====          ======

(E) Comprehensive Income
------------------------

The following table reflects the calculation of comprehensive income for WorldCom for the three months ended March 31, 2000 and 1999 (in millions):

                                           2000           1999
                                         --------       --------
Net income applicable to
 common shareholders                       $1,284         $ 712
                                          -------         -----
Other comprehensive income (loss):
  Foreign currency translation gains
   (losses)                                    36          (280)
  Unrealized holding gains:
    Unrealized holding gains during
      the period                              501           245
    Reclassification adjustment for
     (gains) losses included
     in net income                            (83)            -
                                          -------         -----
Other comprehensive income (loss)
  before tax                                  454           (35)
Income tax expense                           (157)          (92)
                                           ------         -----
Other comprehensive income (loss)             297          (127)
                                           ------         -----
Comprehensive income applicable to
  common shareholders                      $1,581         $ 585
                                           ======         =====


(F) Segment Information
-----------------------

Based on its organizational structure, the Company operates in six reportable segments: Voice and data, Internet, International operations, Embratel Participacoes S.A. ("Embratel"), Operations and technology and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the geographic dispersion of their operations. The voice and data segment includes voice, data and other types of domestic communications services. The Internet segment provides Internet services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region. Embratel provides communications services in Brazil. Operations and technology includes network operations, information services, engineering and technology, and customer service. Other includes primarily the operations of MCI Systemhouse Corp. and SHL Systemhouse Co. (collectively, "SHL") and other non-communications services. In April 1999, SHL was sold to Electronic Data Systems Corporation ("EDS").

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

Information about the Company's segments for the three months ended March 31, 2000 and 1999, is as follows (in millions):

                                                         Revenues                   Selling, General
                                                       From External               and Administrative
                                                         Customers                      Expenses
                                                    ---------------------    ----------------------------
                                                     2000           1999            2000            1999
                                                    ------         ------          ------          ------
Voice and data                                      $7,509         $6,918          $1,164          $1,170
Internet                                             1,104            758             209             173
International operations                               537            357             142             116
Operations and technology                                -              -             546             563
Other                                                    -            403               -             129
Corporate                                                -              -              48              49
                                                    ------         ------          ------          ------
     Total before Embratel                          $9,150         $8,436          $2,109          $2,200
Embratel                                               863            686             199             174
Elimination of intersegment revenues                   (35)             -              (9)              -
                                                    ------         ------          ------          ------
     Total                                          $9,978         $9,122          $2,299          $2,374
                                                    ======         ======          ======          ======

The following is a reconciliation of the segment information to income before income taxes and minority interests for the three months ended March 31, 2000 and 1999 (in millions):


                                           2000         1999
                                          ------       ------
Revenues                                  $9,978       $9,122
Operating expenses                         7,538        7,612
                                          ------       ------
Operating income                           2,440        1,510
Other income (expense):
     Interest expense                       (218)        (272)
     Miscellaneous                           111          (26)
                                          ------       ------
Income before income taxes
     and minority interests               $2,333       $1,212
                                          ======       ======

(G)    Contingencies -
       ---------------

The Company is involved in legal and regulatory proceedings generally incidental to its business and has included loss contingencies in other current liabilities and other liabilities for certain of these matters. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to the Company. Except as described herein, and while the results of these various legal and regulatory matters contain an element of uncertainty, WorldCom believes that the probable outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations or financial position.

General. WorldCom is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company's subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. The Company must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects WorldCom to price cap or rate of return regulation, nor is the Company currently required to obtain Federal Communications Commission ("FCC") authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of its international facilities and services. WorldCom is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business, including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on WorldCom.

In implementing the Telecommunications Act of 1996 (the "Telecom Act"), the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of ILECs' retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules have been in litigation since August 1996. On November 5, 1999, the FCC implemented a remand, from the U.S. Supreme Court, of the FCC's original unbundling rules. The FCC required two additional network elements, as well as most of the previously identified elements, to be made available to new entrants. That order is subject to various reconsideration petitions at the FCC and has been appealed by the ILECs to the United States Court of Appeals for the District of Columbia Circuit. The United States Court of Appeals for the Eighth Circuit is now considering the ILECs' challenges to the substance of the FCC's pricing rules.

On May 21, 1999, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded to the FCC its decision to adjust its price cap regulation of ILECs to require access charges to fall 6.5% per year adjusted for inflation. On June 22, 1999, that court stayed the effect of its decision pending a further order by the FCC justifying or modifying its decision in response to the court's opinion. On April 13, 2000, the court extended the stay at the request of the FCC to allow the FCC to consider a proposal for access charge reform and universal service, which is discussed below.

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

On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued a decision reversing in part the May 1997 FCC universal service decision. Among other things, the court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the FCC could not force the ILECs to recover their universal service contributions through interstate access charges. Various parties, including WorldCom, have filed petitions for certiorari at the U.S. Supreme Court challenging certain aspects of this decision. On November 1, 1999, the FCC implemented the court's decision. AT&T has appealed this FCC order to the United States Court of Appeals for the Fifth Circuit, and WorldCom has intervened in support of AT&T. Pending reconsideration petitions seek retroactive treatment for implementation of the remand order. On November 2, 1999, the FCC released two additional universal service orders, which provide for federal support for non-rural high cost areas. Both orders were appealed to the United States Court of Appeals for the Tenth Circuit.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of the Telecom Act, apply fully to so-called "advanced telecommunications services," such as Digital Subscriber Line ("DSL") technology. US West Communications Group ("US West") appealed this order to the United States Court of Appeals for the District of Columbia Circuit. At the request of the FCC, the court remanded the case for further administrative proceedings, and on December 23, 1999, the FCC issued its Order on Remand. In that order, the FCC reaffirmed its earlier decision that ILECs are subject to the obligations of Section 251(c) of the Telecom Act in connection with the offering of advanced telecommunications services such as DSL. The order reserved ruling on whether such obligations extend to traffic jointly carried by an ILEC and a competitive local exchange carrier ("CLEC") to an Internet service provider ("ISP") where the ISP self-provides the transport component of its Internet access service. The Order on Remand also found that DSL-based advanced services that are used to connect ISPs to their subscribers to facilitate Internet-bound traffic typically constitute exchange access service. On January 3, 2000, the Company filed a petition for review of this aspect of the Order on Remand with the United States Court of Appeals for the District of Columbia Circuit.

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

In February 1999, the FCC sought public comments on its tentative conclusion that loop spectrum standards should be set in a competitively neutral process. In November 1999, the FCC concluded that ILECs should be required to share primary telephone lines with CLECs, and identified the high frequency portion of the loop as a network element. In February 2000, US West and the United States Telephone Association appealed this order to the United States Court of Appeals for the District of Columbia Circuit.

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, approximately thirty Public Utility Commissions ("PUCs") issued orders unanimously finding that carriers, including WorldCom, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many have filed new cases at the

PUCs or in court. Moreover, WorldCom appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit. On March 24, 2000, the court vacated the FCC's order and remanded the case to the FCC for further proceedings. WorldCom cannot predict the outcome of the cases filed by the ILECs, the FCC's rulemaking proceeding, or the FCC's proceedings on remand, nor can it predict whether or not the result(s) will have a material adverse impact upon its consolidated financial position or future results of operations.

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

In 1996 and 1997, the FCC issued orders that would require non-dominant telecommunications carriers to eliminate interstate service tariffs, except in limited circumstances. These orders were stayed pending judicial review. On April 28, 2000, the United States Court of Appeals for the District of Columbia Circuit issued a decision upholding the FCC's orders and thereafter lifted the stay. The parties to this appeal, including WorldCom, are considering whether to seek further judicial review. As written, the FCC's orders will prevent WorldCom from relying on its federal tariff to limit liability or to establish its interstate rates for customers. Accordingly, WorldCom would need to develop a new means to establish contractual relationships with its customers.

BOCs must file an application conforming to the requirements of Section 271 of the Telecom Act for each state in their service area in order to offer in-region long distance service in that state. To be granted by the FCC, an application must demonstrate, among other things, that the BOC has met a 14-point competitive checklist to open its local network to competition and demonstrate that its application is in the public interest. Since enactment of the Telecom Act, the FCC has rejected five Section 271 applications filed by BOCs and granted one; Bell Atlantic Corporation's application for New York was granted on December 21, 1999. On April 5, 2000, SBC Communications ("SBC") filed a Section 271 application for the state of Texas. A decision is expected on SBC's application by July 3, 2000. WorldCom cannot predict the outcome of this proceeding or whether or not the results will have a material adverse impact on its consolidated financial position or future results of operations.

The FCC is currently reviewing a proposal for access charge and universal service reform that has been filed by the Coalition for Affordable Local and Long Distance Service ("CALLS"), a group of regional Bell operating companies ("RBOCs"), GTE Corporation ("GTE") and two long distance companies. The principal aspects of the plan are (1) residential Subscriber Line Charges would be increased to $4.35 in 2000, $5.00 in 2001, $6.00 in 2002, and $6.50 in 2003;
(2) residential Presubscribed Interexchange Carrier Charges ("PICCs") would be eliminated in 2000; (3) carrier access charges would be reduced for the industry by $2.1 billion on July 1, 2000, with minimal additional reductions in later years; and (4) the RBOCs and GTE would benefit from a new $650 million universal service fund. In addition, WorldCom believes the FCC may have made other commitments to the RBOCs concerning the disposition and/or timing of other regulatory proceedings that may be related to the RBOCs' decision to offer the CALLS plan. This might include, for example, restrictions on CLECs' ability to use unbundled network elements to offer special access services. Finally, interexchange carriers participating in the CALLS plan are committing to eliminate PICC-pass through charges, eliminate minimum charges for basic schedule customers, and flow through reductions in access charges. WorldCom cannot predict either the outcome of this proposal or whether or not the results will have a material adverse impact upon its consolidated financial position or future results of operations.

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

Although the FCC's new policies and implementation of the WTO Agreement may result in lower settlement payments by WorldCom to terminate international traffic, there is a risk that the payments that WorldCom will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of WorldCom. The Company may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

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

Litigation. On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, MCI Communications Corporation ("MCI") and all of its directors were named as defendants in a total of 15 complaints filed in the Court of Chancery in the State of Delaware. British Telecommunications plc ("BT") was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of MCI, individually and purportedly as class actions on behalf of all other stockholders of MCI. In general, the complaints allege that MCI's directors breached their fiduciary duty in connection with the MCI BT Merger Agreement, dated November 3, 1996 (the "MCI BT Merger Agreement"), that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of MCI and that BT breached those duties in connection with the MCI BT Merger Agreement. The complaints seek damages and injunctive and other relief.

One of the purported stockholder class actions pending in Delaware Chancery Court has been amended, one of the purported class actions has been dismissed with prejudice, and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name WorldCom and a WorldCom subsidiary as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the MCI merger and the agreement to pay a termination fee to WorldCom. They further allege discrimination in favor of BT in connection with the MCI merger. The plaintiffs seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI merger and the payment of the inducement fee to BT.

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

At least nine class action complaints have been filed that arise out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications
                  -------------------------------------------------------------
Corp., and allege that WorldCom has improperly charged "Pre-Subscribed"
-----
customers "Non-Subscriber" or so-called "casual" rates for certain direct-dialed calls. Plantiffs further challenge WorldCom's credit policies for this "non-subscriber" traffic. Plaintiffs assert that WorldCom's conduct violates the Communications Act and various state laws; they seek rebates to all affected customers and punitive damages and other relief. In response to a motion filed by WorldCom, the Judicial Panel on Multi-District Litigation has consolidated these matters in the United States District Court for the Southern District of Illinois. That Court denied the Company's motion to dismiss the state law claims, and the parties are now engaged in discovery. On February 4, 2000, the Company filed a petition for review of the FCC's Halprin decision with the
                                                 -------
United States Court of Appeals for the District of Columbia Circuit. Oral argument is scheduled for October 12, 2000.

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

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: (1) whether the Sprint Merger is completed and the ability to integrate the operations of the Company and Sprint, including their respective products and services; (2) the effects of vigorous competition in the markets in which the Company operates; (3) the impact of technological change on the Company's business, new entrants and alternative technologies, and dependence on availability of transmission facilities; (4) uncertainties associated with the success of other acquisitions and the integration thereof;
(5) risks of international business; (6) regulatory risks, including the impact of the Telecom Act; (7) contingent liabilities; (8) the impact of competitive services and pricing; (9) risks associated with Euro conversion efforts; (10) risks associated with debt service requirements and interest rate fluctuations;
(11) the Company's degree of financial leverage; and (12) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-
K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-K.

Unless otherwise defined, capitalized terms used herein have the meanings assigned to them in the Notes to Consolidated Financial Statements contained herein.

Results of Operations

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its revenues for the three months ended March 31, 2000 and 1999:

                                                                   2000               1999
                                                                  -----              -----
Revenues.....................................................     100.0%             100.0%
Line costs...................................................      41.0               45.3
Selling, general and administrative..........................      23.0               26.0
Depreciation and amortization................................      11.5               12.1
                                                                  -----              -----
Operating income.............................................      24.5               16.6
Other income (expense):
  Interest expense...........................................      (2.2)              (3.0)
  Miscellaneous..............................................       1.1               (0.3)
                                                                  -----              -----
Income before income taxes and minority interests............      23.4               13.3
Provision for income taxes...................................       9.6                6.0
                                                                  -----              -----
Income before minority interests.............................      13.8                7.3
Minority interests...........................................      (0.8)               0.7
                                                                  -----              -----
Net income...................................................      13.0                8.0
Distributions on subsidiary trust and other mandatorily
 redeemable preferred securities.............................       0.1                0.2

Preferred dividend requirement...............................         -                  -
                                                                  -----              -----
Net income applicable to common shareholders.................      12.9%               7.8%
                                                                  =====              =====

Three months ended March 31, 2000  vs.
 Three months ended March 31, 1999

Revenues for the three months ended March 31, 2000, increased 9.4% to $10.0 billion as compared to $9.1 billion for the three months ended March 31, 1999. The increase in total revenues is attributable to internal growth of the Company.

Reported revenues by category for the three months ended March 31, 2000 and 1999 reflect the following changes by category (dollars in millions):

                                                    Percent
                            2000       1999         Change
                           ------     ------       --------
Revenues
  Voice                    $5,363      $5,216         2.8%
  Data                      2,146       1,702        26.1%
  Internet                  1,104         758        45.6%
  International             1,365       1,043        30.9%
                           ------      ------        ----
                            9,978       8,719        14.4%
Communication services
  Other                         -         403         N/A
                           ------      ------        ----
Total revenues             $9,978      $9,122         9.4%
                           ======      ======        ====

Communications services revenues for the three months ended March 31, 2000 increased 14.4% to $10.0 billion as compared to $8.7 billion for the three months ended March 31, 1999. Excluding WorldCom's interest in the Brazilian telecommunications company, Embratel, communications services revenues were $9.2 billion for the three months ended March 31, 2000 or a 13.9% increase from the prior year period.

Voice revenues for the quarter ended March 31, 2000 experienced a 2.8% increase over the prior year period, driven by a gain of 14% in traffic, as a result of customers purchasing "all-distance" voice services from the Company. Local voice services account for more than 55% of the Company's incremental voice growth as compared to the first quarter of 1999. These revenue gains were offset partially by anticipated year-over-year declines in carrier wholesale traffic. Access charge reforms along with declining network costs have facilitated the reduction in pricing, without impacting gross margins. Voice revenues include both long distance and local domestic switched revenues.

Data revenues for the three months ended March 31, 2000, increased 26.1% over the same period of the prior year. Data includes both long distance and local dedicated bandwidth sales. The revenue growth for data services was driven by steady growth in private line customers, new customer applications and upgrades within existing customer base of frame relay services and increased demand in asynchronous transfer mode ("ATM") services. As of March 31, 2000, the Company had approximately 38.6 million domestic local voice grade equivalents, an increase of 95% from the prior year amount.

Internet revenues for the three months ended March 31, 2000 increased 45.6% over the prior year amounts. Growth was driven by both dial up and dedicated connectivity to the Internet as more and more business customers migrated their data networks and applications to Internet-based technologies with greater amounts of bandwidth. This revenue growth was offset by the American Online, Inc. ("AOL") contract repricing which occurred in the first quarter of 2000.
The AOL contract extended existing agreements for dial-up services in the United States. The new AOL contract has a five-year term with lower unit pricing, but increased volume commitments.

The Company is upgrading its domestic Internet backbone to OC-192c speeds, or 10 gigabits per second, in response to the increasing backbone transport requirements of both its commercial and wholesale accounts. The Company is also implementing Multi Protocol Label Switching ("MPLS") technology along with the deployment of OC-192c. MPLS technology allows packet prioritization to improve latency. The Company's dial access network has grown over 88% to over 2 million modems, compared with the same period in the prior year. Additionally, Internet connect hours increased 66% to 1.5 billion hours versus the first quarter of 1999.

International revenues - those revenues originating outside of the United States
- for the first quarter of 2000 were $1.4 billion, an increase of 31% as compared with $1.0 billion for the same period of the prior year. Excluding Embratel, international revenues for the first quarter of 2000 increased 50.4% to $537 million from $357 million for the prior year period. The increase is attributable to additional sales force and network infrastructure established to pursue international opportunities. During the first quarter of 2000 the Company continued to extend the reach of its end-to-end networks, adding nearly 1,000 buildings for a total of 11,000 buildings connected on the network.

Other revenues which, prior to April 1999, primarily consisted of the operations of SHL, were zero for the first quarter of 2000 and $403 million for the prior year period. In April 1999, the Company completed the sale of SHL to EDS for $1.6 billion.

Line costs. Line costs as a percentage of revenues for the first quarter of 2000 were 41.0% as compared to 45.3% reported for the same period of the prior year. This improvement is a result of more traffic and revenues that have no associated access charges, declining access and settlement costs, improved interconnection terms in Europe and network efficiencies associated with the MCI merger and sale of SHL. Additionally, access charge reductions that occurred in July 1999 and January 2000 reduced total line cost expense by approximately $124 million for the first quarter of 2000. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by over half a percentage point for the first quarter of 2000.

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

Selling, general and administrative. Selling, general and administrative expenses for the first quarter of 2000 were $2.3 billion or 23.0% of revenues as compared to $2.4 billion or 26.0% of revenues for the first quarter of 1999.
The improvement in selling, general and administrative expenses is a result of a better mix of revenues, having scale in the Company network and the Company's ability to leverage certain staff areas such as information technology and engineering groups over a larger base of revenues.

Depreciation and amortization. Depreciation and amortization expense for the first quarter of 2000 increased to $1.15 billion or 11.5% of revenues from $1.10 billion or 12.1% of revenues for the comparable quarter of 1999. This increase reflects increased amortization and depreciation from 1999 acquisitions as well as additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

Interest expense. Interest expense in the first quarter of 2000 was $218 million or 2.2% of revenues, as compared to $272 million or 3.0% of revenues reported in the first quarter of 1999. For the three months ended March 31, 2000 and 1999, weighted average annual interest rates on the Company's long-term debt were 7.0% and 7.3%, respectively, while weighted average annual levels of borrowings were $18.9 billion and $20.6 billion, respectively. The decrease in interest expense is attributable to lower interest rates as a result of certain tender offers for outstanding debt in the fourth quarter of 1999 offset by slightly higher interest rates on the Company's variable rate debt. Interest expense for the three months ended March 31, 2000 was also favorably impacted as a result of SHL sale proceeds, investment sale proceeds and proceeds from the increase in the Company's receivables purchase program in the third quarter of 1999 used to repay indebtedness under the Company's credit facilities and commercial paper program.

Miscellaneous income and expense. Miscellaneous income for the first quarter of 2000 was $111 million or 1.1% of revenues as compared to miscellaneous expense of $26 million or 0.3% of revenues for the first quarter of 1999. Miscellaneous income includes investment income, interest income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other nonoperating items.

Net income applicable to common shareholders. For the quarter ended March 31, 2000, the Company reported net income applicable to common shareholders of $1.3 billion as compared to $712 million reported in the first quarter of 1999. Diluted income per common share was $0.44 compared to income per share of $0.24 for the comparable 1999 period.

Liquidity and Capital Resources

As of March 31, 2000, the Company's total debt was $19.7 billion, an increase of $1.6 billion from December 31, 1999. Additionally, at March 31, 2000, the Company had available liquidity of $7.0 billion under its credit facilities and commercial paper program, which are described in the Form 10-K, and from available cash.

In January 2000, each share of WorldCom Series C Preferred Stock was redeemed by the Company for $50.75 in cash, or approximately $190 million in the aggregate. The funds required to pay all amounts under the redemption were obtained by WorldCom from available liquidity under the Company's credit facilities and commercial paper program.

In the first quarter of 2000, $200 million of senior notes with an interest rate of 7.13% matured. The funds utilized to repay these senior notes were obtained from available liquidity under the Company's credit facilities and commercial paper program.

In the third quarter of 1999, the Company amended its $500 million receivables purchase agreement to $2 billion. As of March 31, 2000, the purchaser owned an undivided interest in a $4.0 billion pool of receivables, which includes the $1.97 billion sold.

For the three months ended March 31, 2000, the Company's cash flow from operations was $1.8 billion versus $1.9 billion for the comparable 1999 period. The Company's improved operating results were more than offset by a $375 million first quarter of 2000 increase in accounts receivable at Embratel primarily due to Embratel's direct billing of customers and the implementation of this new billing system during the first quarter of 2000. Additionally, there were decreases in accounts payable and other current liabilities of $1.0 billion versus the prior year period.

Cash used in investing activities for the three months ended March 31, 2000, totaled $3.3 billion. Primary capital expenditures include purchases of switching, transmission, communications and other equipment. The Company anticipates that approximately $5.3 billion will be spent during the remainder of 2000 for transmission and communications equipment, construction and other capital expenditures without regard to Embratel.

Increases in interest rates on WorldCom's variable rate debt would have an adverse effect upon WorldCom's reported net income and cash flow. The Company believes that it will generate sufficient cash flow to service WorldCom's debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond WorldCom's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service WorldCom's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements. Additionally, if the Sprint Merger is consummated, the integration and consolidation of Sprint will require substantive management and financial resources and involve a number of risks, including potential difficulties in assimilating technologies and services of Sprint and in achieving anticipated synergies and cost reductions.

The development of the businesses of WorldCom and the installation and expansion of its domestic and international networks will continue to require significant capital expenditures. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require WorldCom to delay or abandon some of its plans, which could have a material adverse effect on the success of WorldCom. The Company has historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. Additionally, the Company expects to experience increased capital intensity due to network expansion and merger related expenses as noted above and believes that funding needs in excess of internally generated cash flow and credit facilities and commercial paper program will be met by accessing the debt markets. The Company has filed a shelf registration statement on Form S-3 with the SEC for the sale, from time to time, of one or more series of unsecured debt securities having an aggregate value of $15 billion. The shelf registration statement offers the Company flexibility, as the market permits, to refinance mainly existing debt balances under the Company's commercial paper program. Additionally, if the Sprint Merger is consummated, the shelf registration will be utilized, as markets permit, to simplify and maintain a lower cost of capital for the combined company. No assurance can be given that any public financing will be available on terms acceptable to the Company.

The Company believes that, if consummated, the Sprint Merger will create substantial opportunities for cost savings and operating efficiencies. These savings are anticipated to result primarily from economies of scale and procurement efficiencies. There can, however, be no assurance that any specific level of cost savings or other operating efficiencies will be achieved. Additionally, the Company expects that, after consummation of the proposed Sprint Merger, the WorldCom PCS group will continue to build its network and expand its customer base, causing it to continue to incur significant operating losses and to generate significant negative cash flow from operating activities for the next 12 to 24 months, which could adversely affect the results and financial condition of the combined company as a whole. There can be no assurance that the WorldCom PCS group will achieve or sustain operating profitability or positive cash flow from operating activities in the future.

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

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro will be between January 1, 1999 to July 1, 2002. All of the final rules and regulations have not yet been identified by the European Commission with regard to the Euro. The Company is currently evaluating methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. At this time, the Company has not yet determined the cost related to addressing this issue, and there can be no assurance as to the effect of the Euro on the consolidated financial statements.

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

The Company is exposed to foreign exchange rate risk primarily due to the Company's international operations holding approximately $991 million in U.S. dollar denominated debt, and approximately $210 million of indebtedness indexed in other currencies including the French Franc, Deutsche Mark, Japanese Yen and Brazilian real as of March 31, 2000. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $33 million (after elimination of minority interests).

The Company is also subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated into U.S. dollars. Additionally, the Company has designated the note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of March 31, 2000, the Company recorded the change in value of the note as a reduction to the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at March 31, 2000, the Company does not believe a hypothetical 10% adverse change in quoted market prices would be material to net income.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, except as may be reflected in the discussion under Note G of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

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

                                    WorldCom, Inc.



                                    By: /s/ Scott D. Sullivan
                                        -----------------------
                                        Scott D. Sullivan
                                        Chief Financial Officer

Dated: May 15, 2000.

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

 2.1 Amended and Restated Agreement and Plan of Merger dated as of March 8, 2000, between WorldCom, Inc. and Sprint Corporation (filed as Annex 1 to the Proxy Statement/Prospectus dated March 9, 2000 included in WorldCom's Registration Statement on Form S-4, Registration No. 333-90421 and incorporated herein by reference)*

 4.1 Second Amended and Restated Articles of Incorporation of WorldCom, Inc. (including preferred stock designations), as amended as of May 1, 2000

 4.2 Restated Bylaws of WorldCom, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated September 14, 1998 (filed September 29, 1998) (File No. 0-11258))

 4.3 Rights Agreement dated as of August 25, 1996, between the Company and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated August 26, 1996 (as amended on Form 8-K/A filed August 31, 1996) filed by the Company with the Securities and Exchange Commission on August 26, 1996 (as amended on Form 8-K/A filed on August 31, 1996) (File No. 0-11258))

 4.4 Amendment No. 1 to Rights Agreement dated as of May 22, 1997, by and between WorldCom, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 22, 1997 (filed June 5, 1997) (File No. 0-11258))

12.1       Statement re Computation of Ratio of Earnings to Fixed Charges

27.1       Financial Data Schedule - for the three months ended March 31, 2000

27.2       Restated Financial Data Schedule - for the three months ended March
           31, 1999


* The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.