Form 10-Q
period 2000-06-30
WORLDCOM INC/GA//
filed 2000-08-14
CIK 723527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------
                                       OR
          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________  to ______

                        Commission file number:  0-11258
                        _______________________________

                                 WorldCom, Inc.
                           (f/k/a MCI WORLDCOM, Inc.)
             (Exact name of registrant as specified in its charter)
                        _______________________________

            Georgia                                      58-1521612
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

500 Clinton Center Drive, Clinton, Mississippi             39056
   (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code :  (601) 460-5600

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

       The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,872,889,576, net of treasury shares, on July 31, 2000.

--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


         Consolidated Balance Sheets as of
         June 30, 2000 and December 31, 1999..............................     3

         Consolidated Statements of Operations for the
         three and six months ended June 30, 2000 and June 30, 1999.......     4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2000 and June 30, 1999.................     5

         Notes to Consolidated Financial Statements.......................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................    15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......    21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    22

Item 2.  Changes in Securities and Use of Proceeds........................    22

Item 3.  Defaults Upon Senior Securities..................................    22

Item 4.  Submission of Matters to a Vote of Securities Holders............    22

Item 5.  Other Information................................................    23

Item 6.  Exhibits and Reports on Form 8-K.................................    23

Signature.................................................................    25

Exhibit Index.............................................................    26

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Unaudited. In Millions, Except Share Data)

                                                                                         June 30,     December 31,
                                                                                           2000          1999
                                                                                         -------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                              $   664        $   876
  Accounts receivable, net of allowance for bad debts of $1,285 in 2000
    and $1,122 in 1999                                                                     7,009          5,746
  Deferred tax asset                                                                       2,609          2,565
  Other current assets                                                                     1,787          1,137
                                                                                         -------        -------
         Total current assets                                                             12,069         10,324
                                                                                         -------        -------
Property and equipment:
  Transmission equipment                                                                  17,226         14,689
  Communications equipment                                                                 6,250          6,218
  Furniture, fixtures and other                                                            8,629          7,424
  Construction in progress                                                                 6,811          5,397
                                                                                         -------        -------
                                                                                          38,916         33,728
  Accumulated depreciation                                                                (6,104)        (5,110)
                                                                                         -------        -------
                                                                                          32,812         28,618
                                                                                         -------        -------
Goodwill and other intangible assets                                                      46,970         47,308
Other assets                                                                               5,522          4,822
                                                                                         -------        -------
                                                                                         $97,373        $91,072
                                                                                         =======        =======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                               $ 2,597        $ 5,015
  Accounts payable                                                                         2,165          2,557
  Accrued line costs                                                                       3,472          3,721
  Other current liabilities                                                                5,814          5,916
                                                                                         -------        -------
         Total current liabilities                                                        14,048         17,209
                                                                                         -------        -------
Long-term liabilities, less current portion:
  Long-term debt                                                                          18,705         13,128
  Deferred tax liability                                                                   5,894          4,877
  Other liabilities                                                                        1,035          1,223
                                                                                         -------        -------
         Total long-term liabilities                                                      25,634         19,228
                                                                                         -------        -------

Commitments and contingencies

Minority interests                                                                         2,691          2,599

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the
  Company and other redeemable preferred securities                                          798            798

Shareholders' investment:
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 10,851,092 shares in 2000 and 11,096,887 shares in 1999 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                       -              -
  Series C preferred stock, par value $.01 per share; authorized: 3,750,000 shares;
    issued and outstanding: none in 2000 and 3,750,000 shares in 1999 (liquidation             -              -
    preference of $50 per share)
  Preferred stock, par value $.01 per share; authorized: 31,155,008 shares
    in 2000 and 1999; none issued                                                              -              -
  Common stock, par value $.01 per share; authorized: 5,000,000,000 shares; issued
    and outstanding: 2,876,179,318 shares in 2000 and 2,849,743,843 shares in 1999            29             28
  Additional paid-in capital                                                              52,611         52,108
  Retained earnings (deficit)                                                              1,631           (928)
  Unrealized holding gain on marketable equity securities                                    678            575
  Cumulative foreign currency translation adjustment                                        (562)          (360)
  Treasury stock, at cost, 6,765,316 shares in 2000 and 1999                                (185)          (185)
                                                                                         -------        -------
        Total shareholders' investment                                                    54,202         51,238
                                                                                         -------        -------
                                                                                         $97,373        $91,072
                                                                                         =======        =======

     The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited. In Millions, Except Per Share Data)

                                                             For the Three Months    For the Six Months
                                                                 Ended June 30,        Ended June 30,
                                                             --------------------    ------------------
                                                                 2000     1999         2000      1999
                                                               -------   ------       -------   -------
Revenues                                                       $10,193   $9,065       $20,171   $18,187
                                                               -------   ------       -------   -------

Operating expenses:
  Line costs                                                     4,152    3,956         8,244     8,093
  Selling, general and administrative                            2,442    2,241         4,741     4,615
  Depreciation and amortization                                  1,186    1,086         2,333     2,187
                                                               -------   ------       -------   -------
        Total                                                    7,780    7,283        15,318    14,895
                                                               -------   ------       -------   -------
Operating income                                                 2,413    1,782         4,853     3,292
Other income (expense):
  Interest expense                                                (236)    (248)         (454)     (520)
  Miscellaneous                                                    109       48           220        22
                                                               -------   ------       -------   -------
Income before income taxes and minority interests                2,286    1,582         4,619     2,794
Provision for income taxes                                         930      654         1,883     1,201
                                                               -------   ------       -------   -------
Income before minority interests                                 1,356      928         2,736     1,593
Minority interests                                                 (65)     (45)         (144)       20
                                                               -------   ------       -------   -------
Net income                                                       1,291      883         2,592     1,613
Distributions on subsidiary trust and other mandatorily
   redeemable preferred securities                                  16       15            32        31
Preferred dividend requirement                                       -        3             1         5
                                                               -------   ------       -------   -------
Net income applicable to common shareholders                   $ 1,275   $  865       $ 2,559   $ 1,577
                                                               =======   ======       =======   =======

Earnings per common share:
  Net income applicable to common shareholders:
      Basic                                                    $  0.45   $ 0.31       $  0.90   $  0.56
                                                               =======   ======       =======   =======
      Diluted                                                  $  0.44   $ 0.30       $  0.88   $  0.54
                                                               =======   ======       =======   =======

  The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited. In Millions)

                                                                                             For the Six Months
                                                                                                Ended June 30,
                                                                                             ------------------
                                                                                                2000     1999
                                                                                             -------    -------
Cash flows from operating activities:
Net income                                                                                    $ 2,592   $ 1,613
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Minority interests                                                                            144       (20)
    Depreciation and amortization                                                               2,333     2,187
    Provision for losses on accounts receivable                                                   548       458
    Provision for deferred income taxes                                                         1,144       953
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                                                    (1,782)   (1,236)
        Other current assets                                                                     (488)     (212)
        Accrued line costs                                                                       (339)      238
        Accounts payable and other current liabilities                                            (95)      452
    Other                                                                                        (194)      124
                                                                                              -------   -------
Net cash provided by operating activities                                                       3,863     4,557
                                                                                              -------   -------

Cash flows from investing activities:
  Capital expenditures                                                                         (5,197)   (3,702)
  Acquisitions and related costs                                                                  (14)     (450)
  Increase in intangible assets                                                                  (681)     (297)
  Proceeds from disposition of marketable securities and other long-term assets                   391     1,486
  Increase in other assets                                                                       (780)   (1,341)
  Decrease in other liabilities                                                                  (696)     (118)
                                                                                              -------   -------
Net cash used in investing activities                                                          (6,977)   (4,422)
                                                                                              -------   -------
Cash flows from financing activities:
  Principal borrowings (repayments) on debt, net                                                2,765    (1,730)
  Common stock issuance                                                                           431       734
  Distributions on subsidiary trust mandatorily redeemable preferred securities                   (32)      (31)
  Dividends paid on preferred stock                                                                (1)       (5)
  Redemption of Series C preferred stock                                                         (190)        -
  Other                                                                                           (73)        -
                                                                                              -------   -------
Net cash provided by (used in) financing activities                                             2,900    (1,032)
Effect of exchange rate changes on cash                                                             2      (214)
                                                                                              -------   -------

Net decrease in cash and cash equivalents                                                        (212)   (1,111)
Cash and cash equivalents at beginning of period                                                  876     1,727
                                                                                              -------   -------
Cash and cash equivalents at end of period                                                    $   664   $   616
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

The financial statements included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").
The results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(B) Business Combinations
-------------------------

On October 5, 1999, WorldCom announced that it had entered into an Agreement and Plan of Merger dated as of October 4, 1999, which was amended and restated on March 8, 2000 (the "Sprint Merger Agreement"), between WorldCom and Sprint Corporation ("Sprint"). On July 13, 2000, WorldCom and Sprint announced that they had agreed to terminate the Sprint Merger Agreement, effective immediately.

(C) Earnings Per Share
----------------------

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2000 and 1999 (in millions, except per share data):

                                                                For the Three              For the Six
                                                                Months Ended               Months Ended
                                                                   June 30,                   June 30,
                                                             -------------------       --------------------
                                                              2000         1999         2000          1999
                                                             ------       ------       ------        ------
Basic
-----
Net income                                                   $1,291       $  883       $2,592        $1,613
Distributions on subsidiary trust and other mandatorily
 redeemable preferred securities                                 16           15           32            31
Preferred dividend requirement                                    -            3            1             5
                                                             ------       ------       ------        ------
Net income applicable to common shareholders                 $1,275       $  865       $2,559        $1,577
                                                             ======       ======       ======        ======
Weighted average shares outstanding                           2,865        2,816        2,859         2,805
                                                             ======       ======       ======        ======
Basic earnings per share                                     $ 0.45       $ 0.31       $ 0.90        $ 0.56
                                                             ======       ======       ======        ======

Diluted
-------
Net income applicable to common shareholders                 $1,275       $  865       $2,559        $1,577
                                                             ======       ======       ======        ======
Weighted average shares outstanding                           2,865        2,816        2,859         2,805
Common stock equivalents                                         55          113           60           112
Common stock issuable upon conversion of  preferred stock         2            1            2             1
                                                             ------       ------       ------        ------
Diluted shares outstanding                                    2,922        2,930        2,921         2,918
                                                             ======       ======       ======        ======
Diluted earnings per share                                   $ 0.44       $ 0.30       $ 0.88        $ 0.54
                                                             ======       ======       ======        ======

(D) Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

Interest paid by the Company during the six months ended June 30, 2000 and 1999, amounted to $388 million and $573 million, respectively. Income taxes paid during the six months ended June 30, 2000 and 1999, totaled $43 million and $51 million, respectively. In conjunction with business combinations during the six months ended June 30, 2000 and 1999, assumed assets and liabilities were as follows (in millions):

                                                2000     1999
                                               -----    -----

         Fair value of assets acquired         $  -     $  64
         Excess of cost over net tangible
          assets acquired                         29      912
         Liabilities assumed                     (15)    (298)
         Common stock issued                       -     (228)
                                               -----    -----
         Net cash paid                         $  14    $ 450
                                               =====    =====

(E) Comprehensive Income
------------------------

The following table reflects the calculation of comprehensive income for WorldCom for the three and six months ended June 30, 2000 and 1999 (in millions):

                                                                     For the Three Months          For the Six Months
                                                                         Ended June 30,               Ended June 30,
                                                                     --------------------         --------------------
                                                                     2000           1999           2000          1999
                                                                    ------         ------         ------        ------
        Net income applicable to common shareholders                $1,275         $  865         $2,559        $1,577
                                                                    ------         ------         ------        ------
        Other comprehensive income (loss):
          Foreign currency translation losses                         (238)           (25)          (202)         (305)
          Unrealized holding gains (losses):
            Unrealized holding gains (losses) during the period       (120)           291            381           536
            Reclassification adjustment for gains included in
              net income                                              (132)           (15)          (215)          (15)
                                                                    ------         ------         ------        ------
        Other comprehensive income (loss) before tax                  (490)           251            (36)          216
        Income tax benefit (expense)                                    94           (104)           (63)         (196)
                                                                    ------         ------         ------        ------
        Other comprehensive income (loss)                             (396)           147            (99)           20
                                                                    ------         ------         ------        ------
        Comprehensive income applicable to common shareholders      $  879         $1,012         $2,460        $1,597
                                                                    ======         ======         ======        ======

(F) Segment Information
-----------------------

Based on its organizational structure, the Company operates in eight reportable segments: Commercial voice and data, Internet, International operations, Embratel Participacoes S.A. ("Embratel"), Wholesale, Consumer, Operations and technology and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. The Commercial voice and data segment includes voice, data and other types of domestic communications services for commercial customers. The Internet segment provides Internet services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region. Embratel provides communications services in Brazil. Wholesale includes voice and data domestic communications services for wholesale customers. Consumer includes domestic voice communications services for consumer customers. Operations and technology includes network operations, information services, engineering and technology, and customer service. Other includes primarily the operations of MCI Systemhouse Corp. and SHL Systemhouse Co. (collectively, "SHL") and other non-communications services. In April 1999, SHL was sold to Electronic Data Systems Corporation ("EDS"). Previously, the Company had defined six reportable segments. However, during the second quarter of 2000, the Company began evaluating opportunities to separate the wholesale and consumer operations into separate companies or tracking stocks. Based on this change in focus and on the class of customers that these units represent, the Company determined to classify these units as separate segments. All prior periods have been restated to reflect this change.

The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing the Company's network facilities, which do not make a distinction between the types of services. As a result, the Company does not allocate line costs or assets by segment. Profit and loss information is reported only on a consolidated basis to the chief operating decision maker and the Company's Board of Directors.

Information about the Company's segments for the three and six months ended June 30, 2000 and 1999, is as follows (in millions):

                                                                        Revenues From External Customers
                                                             ---------------------------------------------------------
                                                             For the Three Months               For the Six Months
                                                                Ended June 30,                    Ended June 30,
                                                             ------------------------           ----------------------
                                                               2000             1999             2000            1999
                                                             -------           ------          -------         -------
       Commercial voice and data                             $ 4,649           $4,100          $ 9,162         $ 8,151
       Internet                                                1,172              836            2,276           1,594
       International operations                                  608              420            1,145             777
       Wholesale                                                 920            1,061            1,895           2,075
       Consumer                                                2,006            1,841            4,027           3,694
       Operations and technology                                   -                -                -               -
       Other                                                       -              120                -             523
       Corporate                                                   -                -                -               -
                                                             -------           ------          -------         -------
            Total before Embratel                              9,355            8,378           18,505          16,814
       Embratel                                                  877              716            1,740           1,402
       Elimination of intersegment revenues                      (39)             (29)             (74)            (29)
                                                             -------           ------          -------         -------
            Total                                            $10,193           $9,065          $20,171         $18,187
                                                             =======           ======          =======         =======

                                                                 Selling, General and Administrative Expenses
                                                             --------------------------------------------------------
                                                             For the Three Months               For the Six Months
                                                                Ended June 30,                     Ended June 30,
                                                             ------------------------          ----------------------
                                                                2000             1999            2000            1999
                                                              ------           ------          ------          ------
       Commercial voice and data                              $  562           $  500          $1,040          $1,046
       Internet                                                  232              179             441             352
       International operations                                  164              101             306             217
       Wholesale                                                  34               38              73              77
       Consumer                                                  586              588           1,233           1,173
       Operations and technology                                 516              569           1,062           1,132
       Other                                                       -               41               -             170
       Corporate                                                  50               46              98              95
       Corporate - Sprint merger costs                            93                -              93               -
                                                              ------           ------          ------          ------
            Total before Embratel                              2,237            2,062           4,346           4,262
       Embratel                                                  214              179             413             353
       Elimination of intersegment expenses                       (9)               -             (18)              -
                                                              ------           ------          ------          ------
             Total                                            $2,442           $2,241          $4,741          $4,615
                                                              ======           ======          ======          ======

The following is a reconciliation of the segment information to income before income taxes and minority interests for the three and six months ended June 30, 2000 and 1999 (in millions):

                                               For the Three Months            For the Six Months
                                                   Ended June 30,                 Ended June 30,
                                             -------------------------       -----------------------
                                                2000             1999           2000            1999
                                             -------           ------        -------         -------
Revenues                                     $10,193           $9,065        $20,171         $18,187
Operating expenses                             7,780            7,283         15,318          14,895
                                             -------           ------        -------         -------
Operating income                               2,413            1,782          4,853           3,292
Other income (expense):
     Interest expense                           (236)            (248)          (454)           (520)
     Miscellaneous                               109               48            220              22
                                             -------           ------        -------         -------
Income before income taxes
     and minority interests                  $ 2,286           $1,582        $ 4,619         $ 2,794
                                             =======           ======        =======         =======

(G)  Long-term debt
-------------------

On May 24, 2000, the Company completed a public debt offering of $5.0 billion principal amount of debt securities. The net proceeds of $4.95 billion were used to pay down commercial paper obligations. The public debt offering consisted of $1.5 billion of Floating Rate Notes Due 2001 (the "Floating Rate Notes"), which mature on November 26, 2001, $1.0 billion of 7.875% Notes Due 2003 (the "Notes Due 2003"), which mature on May 15, 2003, $1.25 billion of 8.000% Notes Due 2006 (the "Notes Due 2006"), which mature on May 15, 2006 and $1.25 billion of 8.250% Notes Due 2010 (the "Notes Due 2010"), which mature on May 15, 2010 (collectively, with the Floating Rate Notes, the Notes Due 2003, the Notes Due 2006 and Notes Due 2010, the "Notes"). The Floating Rate Notes bear interest payable quarterly on the 24th day of February, May, August and November, beginning August 24, 2000. The Notes Due 2003, the Notes Due 2006 and the Notes Due 2010 bear interest payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2000.

The Notes Due 2006 and the Notes Due 2010 are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) discounted at the Treasury Rate (as defined therein) plus (a) 25 basis points for the Notes Due 2006, and (b) 30 basis points for the Notes Due 2010.

The Company is required, subject to certain exceptions and limitations set forth in the Notes, to pay such additional amounts (the "Additional Amounts") to the beneficial owner of any Note who is a Non-U.S. Holder (as defined in the Notes) in order that every net payment of principal and interest on such Note and any other amounts payable on the Note, after withholding for certain U.S. taxes, will not be less than the amount provided for in such Note to be then due and payable. The Notes are also subject to redemption, at the Company's option, subject to certain conditions specified in the Notes, in the event the Company has or will become obligated or there is a substantial probability the Company will or may be required to pay such Additional Amounts.

Additionally, on June 12, 2000, the Company completed a public debt offering of $60 million principal amount of debt securities. The net proceeds of $59.9 million were used for general corporate purposes. The public debt offering consisted of $60 million of Floating Rate Notes Due 2002 (the "2002 Floating Rate Notes"), which mature on June 11, 2002. The 2002 Floating Rate Notes bear interest payable quarterly on the 11th day of March, June, September and December, beginning September 11, 2000.

The following table sets forth the outstanding debt of the Company as of June 30, 2000 (in millions):

                                                                     Excluding
                                                                     Embratel             Embratel           Consolidated
                                                                 ---------------     ----------------    -------------------
    Commercial paper and credit facilities                               $   566               $    -                $   566
    Floating rate notes due 2000 through 2002                              2,560                    -                  2,560
    7.875% - 8.25% Notes Due 2003-2010                                     3,500                    -                  3,500
    6.13% - 6.95% Notes Due 2001-2028                                      6,100                    -                  6,100
    7.13% - 7.75% Notes Due 2004-2027                                      2,000                    -                  2,000
    8.88% - 9.38% Senior Notes Due 2004-2006                                 672                    -                    672
    7.13% - 8.25% Senior Debentures due 2023-2027                          1,437                    -                  1,437
    6.13% - 7.50% Senior Notes Due 2004-2012                               1,938                    -                  1,938
    15% note payable due August 2000                                           -                  439                    439
    Capital lease obligations (maturing through 2002)                        442                    -                    442
    Other debt (maturing through 2008)                                       443                1,205                  1,648
                                                                         -------               ------                -------
                                                                          19,658                1,644                 21,302
    Short-term debt and current maturities of long-term debt               1,718                  879                  2,597
                                                                         -------               ------                -------
                                                                         $17,940               $  765                $18,705
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

General. WorldCom is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company's subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. The Company must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects WorldCom to price cap or rate of return regulation, nor is the Company currently required to obtain Federal Communications Commission ("FCC") authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution service ("MMDS"), wireless communications service ("WCS"), terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of its international facilities and services. WorldCom is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business, including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on WorldCom.

In implementing the Telecommunications Act of 1996 (the "Telecom Act"), the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of ILECs' retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules have been in litigation since August 1996. On November 5, 1999, the FCC implemented a remand, from the U.S. Supreme Court, of the FCC's original unbundling rules. The FCC required two additional network elements, as well as most of the previously identified elements, to be made available to new entrants. That order is subject to various reconsideration petitions at the FCC and has been appealed by the ILECs to the United States Court of Appeals for the District of Columbia Circuit. The court is holding the case in abeyance pending reconsideration at the FCC. On July 18, 2000, the United States Court of Appeals for the Eighth Circuit again invalidated the FCC's pricing rules. Among other things, the court held that the FCC's requirement that rates for unbundled network elements be based on the most efficient technology and network configuration available, using existing wire center locations, violated the plain meaning of the Telecom Act. The court, however, upheld the use of a forward-looking cost methodology. The court remanded the pricing rules to the FCC for further proceedings. WorldCom is considering whether to seek review by the U.S. Supreme Court.

On May 21, 1999, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded to the FCC its decision to adjust its price cap regulation of ILECs to require access charges to fall 6.5% per year adjusted for inflation. That court stayed the effect of its decision pending a further order by the FCC justifying or modifying its decision in response to the court's opinion. On May 31, 2000, the FCC implemented a new plan for access charge reform and universal service, which is discussed below. On June 2, 2000, the FCC reported to the court that its May 31, 2000 order had responded to the court's remand instructions by adopting these new rules for access rates. On July 11, 2000, the court lifted the stay of its price cap decision in light of the FCC's new rules.

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

On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued a decision reversing in part the May 1997 FCC universal service decision. Among other things, the court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the FCC could not force the ILECs to recover their universal service contributions through interstate access charges. On June 6, 2000, the U.S. Supreme Court granted the petition for certiorari filed by GTE Corporation ("GTE") seeking review of the Fifth Circuit's decision that the FCC's forward-looking methodology for funding universal services does not result in an unconstitutional taking of the ILECs' property. The U.S. Supreme Court denied petitions for certiorari filed by various parties, including WorldCom, challenging certain other aspects of this decision. On November 1, 1999, the FCC implemented the Fifth Circuit's decision. AT&T has appealed this FCC order to the United States Court of Appeals for the Fifth Circuit, and WorldCom has intervened in support of AT&T. Pending reconsideration petitions seek retroactive treatment for implementation of the remand order. On November 2, 1999, the FCC released two additional universal service orders, which provide for federal support for non-rural high cost areas. Both orders were appealed to the United States Court of Appeals for the Tenth Circuit.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of the Telecom Act, apply fully to so-called "advanced telecommunications services," such as Digital Subscriber Line ("DSL") technology. US West Communications Group ("US West") appealed this order to the United States Court of Appeals for the District of Columbia Circuit. At the request of the FCC, the court remanded the case for further administrative proceedings, and on December 23, 1999, the FCC issued its Order on Remand. In that order, the FCC reaffirmed its earlier decision that ILECs are subject to the obligations of Section 251(c) of the Telecom Act in connection with the offering of advanced telecommunications services such as DSL. The order reserved ruling on whether such obligations extend to traffic jointly carried by an ILEC and a competitive local exchange carrier ("CLEC") to an Internet service provider ("ISP") where the ISP self-provides the transport component of its Internet access service. The Order on Remand also found that DSL-based advanced services that are used to connect ISPs to their subscribers to facilitate Internet-bound traffic typically constitute exchange access service. On January 3, 2000, the Company filed a petition for review of this aspect of the Order on Remand with the United States Court of Appeals for the District of Columbia Circuit. Oral argument is scheduled for February 21, 2001.

In February 1999, the FCC sought public comments on its tentative conclusion that loop spectrum standards should be set in a competitively neutral process. In November 1999, the FCC concluded that ILECs should be required to share primary telephone lines with CLECs, and identified the high frequency portion of the loop as a network element. In February 2000, US West and the United States Telephone Association appealed this order to the United States Court of Appeals for the District of Columbia Circuit. The court is holding the case in abeyance pending reconsideration at the FCC.

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, approximately thirty Public Utility Commissions ("PUCs") issued orders unanimously finding that carriers, including WorldCom, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many have filed new cases at the PUCs or in court. Moreover, WorldCom appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit. On March 24, 2000, the court vacated the FCC's order and remanded the case to the FCC for further proceedings, which are currently pending. On May 15, 2000, legislation was introduced in the U.S. House of Representatives that would exclude dial-up Internet traffic from the reciprocal compensation provisions of the Telecom Act. WorldCom cannot predict the outcome of the cases filed by the ILECs, the FCC's rulemaking proceeding, the FCC's proceedings on remand, or the congressional legislation, nor can it predict whether or not the result(s) will have a material adverse impact upon its consolidated financial position or future results of operations.

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

BOCs must file an application conforming to the requirements of Section 271 of the Telecom Act for each state in their service area in order to offer in-region long distance service in that state. To be granted by the FCC, an application must demonstrate, among other things, that the BOC has met a 14-point competitive checklist to open its local network to competition and demonstrate that its application is in the public interest. Since enactment of the Telecom Act, the FCC has rejected five Section 271 applications filed by BOCs and granted two; Bell Atlantic Corporation's application for New York was granted on December 21, 1999, and SBC Communications, Inc.'s application for Texas was granted on June 30, 2000. No other Section 271 applications are pending before the FCC at this time, but other applications may be filed this year. WorldCom cannot predict the outcome of this proceeding or whether or not the results will have a material adverse impact on its consolidated financial position or future results of operations.

On May 31, 2000, the FCC adopted further access charge and universal service reform. In response to a proposal made by the Coalition for Affordable Local and Long Distance Services ("CALLS"), a group of regional Bell operating companies ("RBOCs"), GTE and two long distance companies, the FCC reduced access charges paid by long distance companies to local exchange carriers by approximately $3.2 billion annually. The proposal, which will allow charges imposed on end user customers by local exchange carriers to increase over time, also created a new $650 million universal service fund. Several parties have appealed various aspects of the CALLS order.

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

At least nine class action complaints have been filed that arise out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications
                  -------------------------------------------------------------
Corp., and allege that WorldCom has improperly charged "pre-subscribed"
-----
customers "non-subscriber" or so-called "casual" rates for certain direct-dialed calls. Plaintiffs further challenge WorldCom's credit policies for this "non-subscriber" traffic. Plaintiffs assert that WorldCom's conduct violates the Communications Act and various state laws; the complaint seeks rebates to all affected customers as well as punitive damages and other relief. In response to a motion filed by WorldCom, the Judicial Panel on Multi-District Litigation consolidated these matters in the United States District Court for the Southern District of Illinois. The parties have entered into a memorandum of understanding to settle these cases, pursuant to which the Company would pay $88 million for the benefit of the Settlement Class. Judicial approval of the tentative settlement is required. The Company's appeal of the FCC's Halprin
                                                                     -------
decision to the United States Court of Appeals for the District of Columbia Circuit is stayed pending judicial review of the proposed settlement.

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

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: (1) possible effects of the Company's recent announcement regarding the consideration of opportunities to separate the wholesale and consumer operations into separate companies or tracking stocks;
(2) the effects of vigorous competition in the markets in which the Company operates; (3) the impact of technological change on the Company's business, new entrants and alternative technologies, and dependence on availability of transmission facilities; (4) uncertainties associated with the success of other acquisitions and the integration thereof; (5) risks of international business;
(6) regulatory risks, including the impact of the Telecom Act; (7) contingent liabilities; (8) the impact of competitive services and pricing; (9) risks associated with Euro conversion efforts; (10) risks associated with debt service requirements and interest rate fluctuations; (11) the Company's degree of financial leverage; and (12) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 2000 and 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-K.

Unless otherwise defined, capitalized terms used herein have the meanings assigned to them in the Notes to Consolidated Financial Statements contained herein.

Results of Operations

The following table sets forth for the periods indicated the Company's statements of operations as a percentage of its revenues for the three and six months ended June 30, 2000 and 1999:

                                                                       For the Three Months                 For the Six Months
                                                                           Ended June 30,                      Ended June 30,
                                                                      ------------------------           -----------------------
                                                                       2000               1999            2000              1999
                                                                      -----              -----           -----             -----
Revenues........................................................      100.0%             100.0%          100.0%            100.0%
Line costs......................................................       40.7               43.6            40.9              44.5
Selling, general and administrative.............................       24.0               24.7            23.5              25.4
Depreciation and amortization...................................       11.6               12.0            11.6              12.0
                                                                      -----              -----           -----             -----
Operating income................................................       23.7               19.7            24.0              18.1
Other income (expense):
   Interest expense.............................................       (2.3)              (2.7)           (2.2)             (2.8)
   Miscellaneous................................................        1.0                0.4             1.1               0.1
                                                                      -----              -----           -----             -----
Income before income taxes and minority interests...............       22.4               17.4            22.9              15.4
Provision for income taxes......................................        9.1                7.2             9.3               6.6
                                                                      -----              -----           -----             -----
Income before minority interests................................       13.3               10.2            13.6               8.8
Minority interests..............................................       (0.6)              (0.5)           (0.7)              0.1
                                                                      -----              -----           -----             -----
Net income......................................................       12.7                9.7            12.9               8.9

                                                                       For the Three Months                 For the Six Months
                                                                           Ended June 30,                      Ended June 30,
                                                                      -----------------------             --------------------
                                                                       2000              1999             2000            1999
                                                                      -----              ----             -----           ----
Distributions on subsidiary trust and other mandatorily
   redeemable preferred securities..............................        0.2               0.2              0.2            0.2
Preferred dividend requirement..................................          -                 -                -              -
                                                                       ----              ----             ----            ---
Net income applicable to common shareholders....................       12.5%              9.5%            12.7%           8.7%
                                                                       ====              ====             ====            ===

Three and six months ended June 30, 2000  vs.
 Three and six months ended June 30, 1999

Revenues for the three months ended June 30, 2000, increased 12.4% to $10.2 billion as compared to $9.1 billion for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues increased 10.9% to $20.2 billion versus $18.2 billion for the same period in the prior year. The increase in total revenues is attributable to internal growth of the Company.

The Company is exploring opportunities to separate the Company's wholesale and consumer operations into separate companies or tracking stocks. This would allow WorldCom to enhance its effectiveness in targeting commercial customers. Therefore, the revenues reported below for the three and six months ended June 30, 2000 and 1999 reflect this classification change (dollars in millions):

                                         Three Months Ended June 30,       Six Months Ended June 30,
                                       -------------------------------    -----------------------------
                                                              Percent                          Percent
                                         2000       1999       Change      2000        1999     Change
                                       -------     ------     -------     -------     ------   --------
      Revenues
       Voice                           $ 2,752     $2,645      4.0%       $ 5,474    $ 5,314      3.0%
       Data                              1,897      1,455     30.4%         3,688      2,837     30.0%
       Internet                          1,172        836     40.2%         2,276      1,594     42.8%
       International                     1,446      1,107     30.6%         2,811      2,150     30.7%
                                       -------     ------     ----        -------    -------     ----
      Commercial services                7,267      6,043     20.3%        14,249     11,895     19.8%
       Wholesale and consumer revenues   2,926      2,902      0.8%         5,922      5,769      2.7%
                                       -------     ------     ----        -------    -------     ----
      Communications services           10,193      8,945     14.0%        20,171     17,664     14.2%
       Other                                 -        120      N/A              -        523      N/A
                                       -------     ------     ----        -------    -------     ----
      Total                            $10,193     $9,065     12.4%       $20,171    $18,187     10.9%
                                       =======     ======     ====        =======    =======     ====

Communications services revenues for the three months ended June 30, 2000 increased 14.0% to $10.2 billion as compared to $8.9 billion for the three months ended June 30, 1999. For the six months ended June 30, 2000, communications services revenues increased 14.2% to $20.2 billion versus $17.7 billion for the same period in the prior year. Excluding WorldCom's interest in the Brazilian telecommunications company, Embratel, communications services revenues were $9.4 billion and $18.5 billion, respectively, for the three and six months ended June 30, 2000 or a 13.3% and 13.6%, respectively, increase from the prior year periods.

Commercial services revenues, which includes the revenues generated from commercial voice, data, International and Internet, for the three months ended June 30, 2000 increased 20.3% to $7.3 billion as compared to $6.0 billion for the three months ended June 30, 1999. For the six months ended June 30, 2000, commercial services revenues increased 19.8% to $14.2 billion versus $11.9 billion for the same period in the prior year.

Commercial voice revenues for the three and six months ended June 30, 2000 increased 4.0% and 3.0%, respectively, over the prior year periods, driven by gains in traffic of 10.6% and 8.3%, respectively, as a result of customers purchasing "all-distance" voice services from the Company. These increases were driven almost equally by demand for both local and long distance services. Access charge reforms along with declining network costs have facilitated the reduction in pricing. Voice revenues include both long distance and local domestic commercial switched revenues.

Data revenues for the three and six months ended June 30, 2000, increased 30.4% and 30.0%, respectively, over the same periods of the prior year. Data includes both long distance and local commercial dedicated bandwidth sales. The revenue growth for data services was driven by steady growth in private line customers, new customer applications and upgrades within existing customer base of frame relay services and increased demand in asynchronous transfer mode ("ATM") services. The Company continues to experience strong demand for capacity increases across the product set as businesses move more of their mission critical applications to their networks. As of June 30, 2000, the Company's domestic local voice grade equivalents ("VGEs"), which measure the capacity of local private line data circuits, had increased 98% to
46.8 million VGEs versus the prior year amount.

Internet revenues for the three and six months ended June 30, 2000 increased 40.2% and 42.8%, respectively, over the prior year amounts. Growth was driven by demand for dedicated circuits as more and more business customers migrated their data networks and applications to Internet-based technologies with greater amounts of bandwidth. Dedicated revenue growth for the three and six months ended June 30, 2000 was 68.8% and 64.2%, respectively, from the prior period amounts. Dial revenue growth for the three and six months ended June 30, 2000 was 12.8% and 22.2%, respectively, from the prior period amounts due to contract repricings.

The Company is upgrading its domestic Internet backbone to OC-192c speeds, or 10 gigabits per second, in response to the increasing backbone transport requirements of both its commercial and wholesale accounts. The Company is also implementing Multi Protocol Label Switching ("MPLS") technology along with the deployment of OC-192c. MPLS technology allows packet prioritization to improve latency. The Company's dial access network has grown 86.0% to over 2.3 million modems as of June 30, 2000, compared with the same period in the prior year. Additionally, Internet connect hours increased 62.0% to 1.6 billion hours for the three months ended June 30, 2000 versus the second quarter of 1999.

International revenues - those revenues originating outside of the United States
- for the three months ended June 30, 2000 were $1.4 billion, an increase of 30.6% as compared with $1.1 billion for the same period of the prior year. For the six month period ended June 30, 2000, international revenues increased 30.7% to $2.8 billion versus $2.2 billion for the same period of the prior year. Excluding Embratel, international revenues for the three and six months ended June 30, 2000 increased 44.8% and 47.4%, respectively, over the prior period amounts. The increase is attributable to additional sales force and network infrastructure established to pursue international opportunities. During the second quarter of 2000 the Company continued to extend the reach of its end-to-end networks, adding nearly 2,000 buildings for a total of 13,000 buildings connected on the network.

Wholesale and consumer revenues for the three and six month periods ended June 30, 2000 increased 0.8% and 2.7%, respectively, over the same periods in the prior year. The wholesale market continues to be extremely price competitive as declines in minute rates have outpaced increases in traffic. The wholesale market decreases were offset by increases in consumer revenues as the Company's partner marketing programs helped to drive Dial-1 product gains.

Other revenues which, prior to April 1999, primarily consisted of the operations of SHL, were zero for the three and six month periods ended June 30, 2000 and $120 million and $523 million, respectively, for the prior year periods. In April 1999, the Company completed the sale of SHL to EDS for $1.6 billion.

Line costs. Line costs as a percentage of revenues for the second quarter of 2000 were 40.7% as compared to 43.6% reported for the same period of the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 40.9% as compared to 44.5% reported for the same period of the prior year. The overall improvements are a result of more traffic and revenues that have no associated access charges, declining access and settlement costs, improved interconnection terms in Europe and network efficiencies associated with the MCI merger and sale of SHL. These improvements were somewhat offset in the second quarter of 2000 by contract repricing in the Internet business.

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

Selling, general and administrative. Selling, general and administrative expenses for the second quarter of 2000 were $2.4 billion or 24.0% of revenues as compared to $2.2 billion or 24.7% of revenues for the second quarter of 1999. On a year-to-date basis, selling, general and administrative expenses as a percentage of revenues decreased to 23.5% as compared to 25.4% for the same period of the prior year. Selling, general and administrative expenses for the three and six month periods ended June 30, 2000 include a $93 million pre-tax one-time charge associated with the termination of the Sprint Merger Agreement, including regulatory, legal, accounting and investment banking fees and other costs. Excluding this charge, selling, general and administrative expenses as a percentage of revenues were 23.0% for both the three and six month periods ended June 30, 2000. The improvement in selling, general and administrative expenses is a result of a better mix of revenues, having scale in the Company's networks and the Company's ability to leverage certain staff areas such as information technology and engineering groups over a larger base of revenues.

Depreciation and amortization. Depreciation and amortization expense for the second quarter of 2000 increased to $1.2 billion or 11.6% of revenues from $1.1 billion or 12.0% of revenues for the comparable quarter of 1999. On a year-to-date basis, this expense increased to $2.3 billion or 11.6% of revenues from $2.2 billion or 12.0% of revenues for the comparable 1999 period. These increases reflect increased amortization and depreciation from 1999 acquisitions as well as additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

Interest expense. Interest expense in the second quarter of 2000 was $236 million or 2.3% of revenues, as compared to $248 million or 2.7% of revenues reported in the second quarter of 1999. For the six months ended June 30, 2000, interest expense was $454 million or 2.2% of revenues as compared to $520 million or 2.8% of revenues for the first six months of 1999. For the three months ended June 30, 2000 and 1999, weighted average annual interest rates on the Company's long-term debt were 7.33% and 7.30%, respectively, while weighted average levels of borrowings were $20.9 billion and $19.9 billion, respectively. For the six months ended June 30, 2000 and 1999, weighted average annual interest rates on the Company's long-term debt were 7.27% and 7.23%, respectively, while weighted average levels of borrowings were $19.9 billion and $20.2 billion, respectively. Interest expense for the three and six months ended June 30, 2000 was favorably impacted by increased construction activity and the associated capitalization, offset by higher weighted average levels of borrowings and higher interest rates on the Company's variable rate debt and 2000 public debt offerings. Interest expense for the six months ended June 30, 2000 was also favorably impacted as a result of SHL sale proceeds, investment sale proceeds and proceeds from the increase in the Company's receivables purchase program in the third quarter of 1999 used to repay indebtedness under the Company's credit facilities and commercial paper program.

Miscellaneous income and expense. Miscellaneous income for the second quarter of 2000 was $109 million or 1.0% of revenues as compared to $48 million or 0.4% of revenues for the second quarter of 1999. For the six months ended June 30, 2000, miscellaneous income was $220 million or 1.1% of revenues as compared to $22 million or 0.1% of revenues for the first six months of 1999. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

Net income applicable to common shareholders. For the quarter ended June 30, 2000, the Company reported net income applicable to common shareholders of $1.3 billion as compared to $865 million reported in the second quarter of 1999. Diluted income per common share was $0.44 compared to income per share of $0.30 for the comparable 1999 period. For the six months ended June 30, 2000, the Company reported net income applicable to common shareholders of $2.6 billion as compared to $1.6 billion for the six months ended June 30, 1999. Diluted income per common share was $0.88 compared to income per common share of $0.54 for the comparable 1999 period.

Liquidity and Capital Resources

As of June 30, 2000, the Company's total debt was $21.3 billion, an increase of $3.2 billion from December 31, 1999. Additionally, at June 30, 2000, the Company had available liquidity of $10.8 billion under its Credit Facilities and commercial paper program (which are described below) and from available cash.

On May 24, 2000, the Company completed a public debt offering of $5.0 billion principal amount of debt securities. The net proceeds of $4.95 billion were used to pay down commercial paper obligations. The public debt offering consisted of $1.5 billion of Floating Rate Notes Due 2001 (the "Floating Rate Notes"), which mature on November 26, 2001, $1.0 billion of 7.875% Notes Due 2003 (the "Notes Due 2003"), which mature on May 15, 2003, $1.25 billion of 8.000% Notes Due 2006 (the "Notes Due 2006"), which mature on May 15, 2006 and $1.25 billion of 8.250% Notes Due 2010 (the "Notes Due 2010"), which mature on May 15, 2010 (collectively, with the Floating Rate Notes, the Notes Due 2003, the Notes Due 2006 and the Notes Due 2010, the "Notes"). The Floating Rate Notes bear interest payable quarterly on the 24th day of February, May, August, and November, beginning August 24, 2000. The Notes Due 2003, the Notes Due 2006 and the Notes Due 2010 bear interest payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2000.

The Notes Due 2006 and the Notes Due 2010 are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, at respective redemption prices equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined therein) discounted at the Treasury Rate (as defined therein) plus (a) 25 basis points for the Notes Due 2006, and (b) 30 basis points for the Notes Due 2010.

The Company is required, subject to certain exceptions and limitations set forth in the Notes, to pay such additional amounts (the "Additional Amounts") to the beneficial owner of any Note who is a Non-U.S. Holder (as defined in the Notes) in order that every net payment of principal and interest on such Note and any other amounts payable on the Note, after withholding for certain U.S. taxes, will not be less than the amount provided for in such Note to be then due and payable. The Notes are also subject to redemption, at the Company's option, subject to certain conditions specified in the Notes, in the event the Company has or will become obligated or there is a substantial probability the Company will or may be required to pay such Additional Amounts.

Additionally, on June 12, 2000, the Company completed a public debt offering of $60 million principal amount of debt securities. The net proceeds of $59.9 million were used for general corporate purposes. The public debt offering consisted of $60 million of Floating Rate Notes Due 2002 (the "2002 Floating Rate Notes"), which mature on June 11, 2002. The 2002 Floating Rate Notes bear interest payable quarterly on the 11th day of March, June, September and December, beginning September 11, 2000.

On August 3, 2000, WorldCom extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term pursuant to a First Amendment and Renewal of the Amended and Restated 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). The Facility C Loans together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement dated August 6, 1998 ("Facility A Loans"), provide WorldCom with aggregate credit facilities of $10.75 billion (the "Credit Facilities"). The Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans mature on August 2, 2001; provided, however, that the Company may elect at such time to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and certain of its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, sales of assets and mergers and dissolutions, and which covenants do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At August 3, 2000, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

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

In the third quarter of 1999, the Company amended its $500 million receivables purchase agreement to $2.0 billion. As of June 30, 2000, the purchaser owned an undivided interest in a $3.9 billion pool of receivables, which includes the $2.0 billion sold.

For the six months ended June 30, 2000, the Company's cash flow from operations was $3.9 billion versus $4.6 billion for the comparable 1999 period. The Company's improved operating results were more than offset by a $608 million first half of 2000 increase in accounts receivable at Embratel primarily due to Embratel's direct billing of customers and the implementation of this new billing system during the first half of 2000. Additionally, there were decreases in other current liabilities of $1.1 billion versus the prior year period.

Cash used in investing activities for the six months ended June 30, 2000, totaled $7.0 billion. Primary capital expenditures include purchases of switching, transmission, communications and other equipment. The Company anticipates that approximately $4.2 billion will be spent during the remainder of 2000 for transmission and communications equipment, construction and other capital expenditures without regard to Embratel.

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

The development of the businesses of WorldCom and the installation and expansion of its domestic and international networks will continue to require significant capital expenditures. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require WorldCom to delay or abandon some of its plans, which could have a material adverse effect on the success of WorldCom. The Company has historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. Additionally, the Company expects to experience increased capital intensity due to network expansion as noted above and believes that funding needs in excess of internally generated cash flow and Credit Facilities and commercial paper program will be met by accessing the debt markets. The Company has filed a shelf registration statement on Form S-3 with the SEC for the sale, from time to time, of one or more series of unsecured debt securities having a remaining aggregate value of approximately $9.9 billion. The shelf registration statement offers the Company flexibility, as the market permits, to access the public debt markets. No assurance can be given that any public financing will be available on terms acceptable to the Company.

Absent significant capital requirements for acquisitions, the Company believes that cash flow from operations and available liquidity, including the Company's Credit Facilities and commercial paper program and available cash will be sufficient to meet the Company's capital needs for the next twelve months. However, under existing credit conditions, the Company believes that funding needs in excess of internally generated cash flow and availability under the Company's Credit Facilities and commercial paper program could be met by accessing debt markets.

Recently Issued Accounting Standards

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"; ("SAB 101"). In June 2000, the SEC issued an amendment to SAB 101 which allows registrants to wait until the fourth quarter of their fiscal year beginning after December 15, 1999 to implement SAB
101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The deferral of telecommunications service activation fees and certain related costs are specifically addressed in SAB 101. WorldCom is currently assessing the impact of SAB 101 on its consolidated results of operations or financial position and there can be no assurance as to the effect on the Company's consolidated financial statements.

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

The Company is exposed to foreign exchange rate risk primarily due to the Company's international operations holding approximately $1.3 billion in U.S. dollar denominated debt, and approximately $291 million of indebtedness indexed in other currencies including the French Franc, Deutsche Mark, Japanese Yen and Brazilian real as of June 30, 2000. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $39 million (after elimination of minority interests).

The Company is also subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated into U.S. dollars. Additionally, the Company has designated the note payable in local currency installments, resulting from the Embratel investment, as a hedge of its investment in Embratel. As of June 30, 2000, the Company recorded the change in value of the note as a reduction to the note payable with the offset through foreign currency translation adjustment in shareholders' investment.

The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at June 30, 2000, the Company does not believe a hypothetical 10% adverse change in quoted market prices would be material to net income.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, except as may be reflected in the discussion under Note H of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

Item 2.  Changes in Securities and Use of Proceeds

         In May 2000, in connection with its acquisition of the remaining shares of Mtel Latin America, Inc., the Company issued 346,410 shares of WorldCom common stock to Newbridge Latin America, L.P. In connection with this transaction, the Company relied on an exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         On April 28, 2000, the Company held a Special Meeting of Shareholders for the purpose of considering and voting upon a proposal to approve the merger agreement between WorldCom and Sprint and the transactions contemplated thereby. The tabulation of the voting is as follows:

                    For                                 1,777,724,237
                    Against                                23,006,600
                    Abstentions and Broker non-votes       11,961,477

On June 1, 2000, the Company held the 2000 Annual Meeting of Shareholders for the purposes of:

         1.   electing a Board of fourteen (14) directors; and
         2. considering and acting upon a shareholder proposal on Shareholder Rights Plans.

The tabulation of the voting is as follows:

                                                         Against or    Abstentions or
          Election of Directors:               For        Withheld    Broker Non-Votes
          ---------------------                ---       ----------   ----------------
          Clifford L. Alexander, Jr.     2,309,501,376   18,233,709           0
          James C. Allen                 2,309,994,093   17,740,992           0
          Judith Areen                   2,309,843,440   17,891,645           0
          Carl J. Aycock                 2,309,318,590   18,416,495           0
          Max E. Bobbitt                 2,310,050,413   17,684,672           0
          Bernard J. Ebbers              2,309,900,821   17,834,264           0
          Francesco Galesi               2,309,322,558   18,412,527           0
          Stiles A. Kellett, Jr.         2,309,907,064   17,828,021           0
          Gordon S. Macklin              2,309,084,628   18,650,457           0
          John A. Porter                 2,309,771,645   17,963,440           0
          Bert C. Roberts, Jr.           2,309,754,755   17,980,330           0
          John W. Sidgmore               2,310,202,164   17,532,921           0
          Scott D. Sullivan              2,309,900,284   17,834,801           0
          Lawrence C. Tucker             2,309,723,980   18,011,105           0

          Shareholder proposal on
            Shareholder Rights Plans       872,432,261  746,894,723       708,408,101

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

          A.   Exhibits

               See Exhibit Index.

          B.   Reports on Form 8-K

               (i) Current Report on Form 8-K-1 dated April 11, 2000 (filed April 11, 2000), reporting under item 5, Other Events, information related to the Sprint Merger Agreement and business operations of Sprint.

               (ii) Current Report on Form 8-K-2 dated April 11, 2000 (filed April 11, 2000), reporting under item 7(a), Financial Statements of Business Acquired, information related to the financial results of Sprint for the periods ended December 31, 1999 and under item 7(b), Pro Forma Financial Information, the pro forma condensed combined financial statements of WorldCom as of and for the year ended December 31, 1999.

               (iii) Current Report on Form 8-K dated May 16, 2000 (filed May 16, 2000), reporting under item 7(a), Financial Statements of Business Acquired, information related to the financial results of Sprint for the quarter ended March 31, 2000 and under item 7(b), Pro Forma Financial Information, the pro forma condensed combined financial statements of WorldCom as of and for the three month period ended March 31, 2000.

               (iv) Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000), reporting under item 5, Other Events, information related to the Company's public debt offering of $5.0 billion principal amount of debt securities.

               (v) Current Report on Form 8-K dated May 31, 2000 (filed June 12, 2000), reporting under item 5, Other Events, information related to the Company's public debt offering of $60 million principal amount of debt securities.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                    WorldCom, Inc.



                                    By:/s/ Scott D. Sullivan
                                       --------------------------------------
                                      Scott D. Sullivan
                                      Chief Financial Officer

Dated: August 14, 2000.

                                 EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

1.1          Underwriting Agreement dated May 19, 2000, between WorldCom, Inc.
             ("WorldCom") and Salomon Smith Barney Inc. and the other firms named therein, acting severally on behalf of themselves as Managers and Underwriters and on behalf of the other several Underwriters, if any, named in the Terms Agreement (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

1.2 Terms Agreement, dated May 19, 2000, between WorldCom, and Salomon Smith Barney Inc. and the other firms named therein, acting severally on behalf of themselves as Managers and Underwriters and on behalf of the other several Underwriters named therein (incorporated herein by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

4.1 Second Amended and Restated Articles of Incorporation of WorldCom, Inc. (including preferred stock designations), as amended as of May 1, 2000 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 0-11258))

4.2 Restated Bylaws of WorldCom, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated September 14, 1998 (filed September 29, 1998) (File No. 0-11258))

4.3 Rights Agreement dated as of August 25, 1996, between the Company and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated August 26, 1996 (as amended on Form 8-K/A filed August 31, 1996) filed by the Company with the Securities and Exchange Commission on August 26, 1996 (as amended on Form 8-K/A filed on August 31, 1996) (File No. 0-11258))

4.4 Amendment No. 1 to Rights Agreement dated as of May 22, 1997, by and between WorldCom, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 22, 1997 (filed June 5, 1997) (File No. 0-11258))

4.5 Form of Floating Rate Note Due 2001 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

4.6          Form of 7.875% Note Due 2003 (incorporated herein by reference to
             Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

4.7          Form of 8.000% Notes Due 2006 (incorporated herein by reference to
             Exhibit 4.3 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

4.8          Form of 8.25% Notes Due 2010 (incorporated herein by reference to
             Exhibit 4.4 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

4.9 Indenture dated as of May 15, 2000 by and between WorldCom and Chase Manhattan Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 to WorldCom's Registration Statement on Form S-3 (File No. 333-34578))

10.1 Amended and Restated Facility A Revolving Credit Agreement among WorldCom, NationsBank, N.A., NationsBanc Montgomery Securities LLC, Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-011258)) *

10.2 Amended and Restated 364-Day Revolving Credit and Term Loan Agreement among the Company and Bank of America, N.A., Administrative Agent; Bank of America Securities, LLC, Sole Lead Arranger and Book Manager; Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada, Co-Syndication Agents; and the lenders named therein dated as of August 5, 1999 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999) (File No. 0-11258))*

10.3 First Amendment and Renewal of the Amended and Restated 364-Day Revolving Credit and Term Loan Agreement entered into as of August 3, 2000, among the Company, certain Purchasing Lenders named therein, certain Increasing Lenders as named therein, Bank of America, N.A., as a Lender and as Administrative Agent for itself and the Accepting Lenders (as therein defined) with Banc of America Securities, LLC, as the Sole Lead Arranger and Book Manager. *

12.1         Statement re Computation of Ratio of Earnings to Fixed Charges

27.1         Financial Data Schedule - for the six months ended June 30, 2000

27.2         Restated Financial Date Schedule - for the six months ended June
             30, 1999



* The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.