Form 10-Q
period 2000-09-30
WORLDCOM INC/GA//
filed 2000-11-14
CIK 723527

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------
                                       OR
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

     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,879,100,271 net of treasury shares, on October 31, 2000.

                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                         Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2000 and December 31, 1999....................       3

         Consolidated Statements of Operations for the
         three and nine months ended September 30, 2000
         and September 30, 1999......................................       4

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2000 and
         September 30, 1999..........................................       5

         Notes to Consolidated Financial Statements..................       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............      17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..      24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      25

Item 2.  Changes in Securities and Use of Proceeds...................      25

Item 3.  Defaults Upon Senior Securities.............................      25

Item 4.  Submission of Matters to a Vote
         of Securities Holders.......................................      25

Item 5.  Other Information...........................................      25

Item 6.  Exhibits and Reports on Form 8-K............................      25

Signature............................................................      26

Exhibit Index........................................................      27

                        WORLDCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Unaudited. In Millions, Except Share Data)

                                                                                  September 30,   December 31,
                                                                                      2000           1999
                                                                                  -------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $   916      $   876
 Accounts receivable, net of allowance for bad debts of $1,867 in 2000
  and $1,122 in 1999                                                                     6,645        5,746
 Deferred tax asset                                                                      2,612        2,565
 Other current assets                                                                    1,911        1,137
                                                                                      --------     --------
   Total current assets                                                                 12,084       10,324
                                                                                      --------     --------
Property and equipment:
 Transmission equipment                                                                 18,243       14,689
 Communications equipment                                                                7,531        6,218
 Furniture, fixtures and other                                                           8,877        7,424
 Construction in progress                                                                7,360        5,397
                                                                                      --------     --------
                                                                                        42,011       33,728
 Accumulated depreciation                                                               (6,707)      (5,110)
                                                                                      --------     --------
                                                                                        35,304       28,618
                                                                                      --------     --------
Goodwill and other intangible assets                                                    46,670       47,308
Other assets                                                                             5,835        4,822
                                                                                      --------     --------
                                                                                       $99,893      $91,072
                                                                                      ========     ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
 Short-term debt and current maturities of long-term debt                              $ 4,289      $ 5,015
 Accounts payable                                                                        2,065        2,557
 Accrued line costs                                                                      3,003        3,721
 Other current liabilities                                                               6,329        5,916
                                                                                      --------      -------
   Total current liabilities                                                            15,686       17,209
                                                                                      --------      -------
Long-term liabilities, less current portion:
 Long-term debt                                                                         18,700       13,128
 Deferred tax liability                                                                  5,646        4,877
 Other liabilities                                                                       1,090        1,223
                                                                                      --------      -------
   Total long-term liabilities                                                          25,436       19,228
                                                                                      --------      -------
Commitments and contingencies

Minority interests                                                                       2,696        2,599

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the
 Company and other redeemable preferred securities                                         798          798

Shareholders' investment:
 Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 10,756,601 shares in 2000 and 11,096,887 shares in 1999 (liquidation
  preference of $1.00 per share plus unpaid dividends)                                       -            -
 Series C preferred stock, par value $.01 per share; authorized: 3,750,000 shares;
  issued and outstanding: none in 2000 and 3,750,000 shares in 1999 (liquidation
  preference of $50 per share)                                                               -            -
 Preferred stock, par value $.01 per share; authorized: 31,155,008 shares
  in 2000 and 1999; none issued                                                              -            -
 Common stock, par value $.01 per share; authorized: 5,000,000,000 shares; issued
  and outstanding: 2,883,302,668 shares in 2000 and 2,849,743,843 shares in 1999            29           28
 Additional paid-in capital                                                             52,731       52,108
 Retained earnings (deficit)                                                             2,581         (928)
 Unrealized holding gain on marketable equity securities                                   839          575
 Cumulative foreign currency translation adjustment                                       (718)        (360)
 Treasury stock, at cost, 6,765,316 shares in 2000 and 1999                               (185)        (185)
                                                                                      --------      -------
   Total shareholders' investment                                                       55,277       51,238
                                                                                      --------      -------
                                                                                       $99,893      $91,072
                                                                                      ========      =======
The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited. In Millions, Except Per Share Data)



                                                                        For the Three Months       For the Nine Months
                                                                         Ended September 30,       Ended September 30,
                                                                        --------------------     ---------------------
                                                                         2000          1999       2000           1999
                                                                        -------      -------     -------       -------

Revenues                                                                $10,047       $8,996     $29,483       $26,586
                                                                        -------       ------     -------       -------

Operating expenses:
 Line costs                                                               3,867        3,593      11,376        11,089
 Selling, general and administrative                                      3,069        2,125       7,810         6,740
 Depreciation and amortization                                            1,237        1,079       3,570         3,266
                                                                        -------       ------     -------       -------
       Total                                                              8,173        6,797      22,756        21,095
                                                                        -------       ------     -------       -------
Operating income                                                          1,874        2,199       6,727         5,491
Other income (expense):
 Interest expense                                                          (245)        (228)       (699)         (748)
 Miscellaneous                                                              107           31         327            53
                                                                        -------       ------     -------       -------
Income before income taxes and minority interests                         1,736        2,002       6,355         4,796
Provision for income taxes                                                  697          793       2,580         1,994
                                                                        -------       ------     -------       -------
Income before minority interests                                          1,039        1,209       3,775         2,802
Minority interests                                                          (72)        (112)       (216)          (92)
                                                                        -------       ------     -------       -------
Net income                                                                  967        1,097       3,559         2,710
Distributions on subsidiary trust and other mandatorily
  redeemable preferred securities                                            16           16          48            47
Preferred dividend requirement                                                -            2           1             7
                                                                        -------       ------     -------       -------
Net income applicable to common shareholders                            $   951       $1,079     $ 3,510       $ 2,656
                                                                        =======       ======     =======       =======
Earnings per common share:
 Net income applicable to common shareholders:
     Basic                                                              $  0.33       $ 0.38     $  1.23       $  0.94
                                                                        =======       ======     =======       =======
     Diluted                                                            $  0.33       $ 0.37     $  1.20       $  0.91
                                                                        =======       ======     =======       =======

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited. In Millions)



                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                    --------------------
                                                                                     2000          1999
                                                                                    ------        ------
Cash flows from operating activities:
Net income                                                                         $  3,559       $ 2,710
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Minority interests                                                                    216            92
  Depreciation and amortization                                                       3,570         3,266
  Provision for losses on accounts receivable                                         1,515           674
  Provision for deferred income taxes                                                   850         1,727
  Change in assets and liabilities, net of effect of
   business combinations:
    Accounts receivable                                                              (2,405)         (995)
    Other current assets                                                               (661)         (217)
    Accrued line costs                                                                 (787)          (47)
    Accounts payable and other current liabilities                                      438           540
  Other                                                                                (372)          101
                                                                                    -------       -------
Net cash provided by operating activities                                             5,923         7,851
                                                                                    -------       -------
Cash flows from investing activities:
 Capital expenditures                                                                (8,777)       (5,888)
 Acquisitions and related costs                                                         (14)         (769)
 Increase in intangible assets                                                         (725)         (528)
 Proceeds from disposition of marketable securities and other long-term assets          617         2,910
 Increase in other assets                                                            (1,020)       (1,297)
 Decrease in other liabilities                                                         (672)         (265)
                                                                                    -------       -------
Net cash used in investing activities                                               (10,591)       (5,837)
                                                                                    -------       -------
Cash flows from financing activities:
 Principal borrowings (repayments) on debt, net                                       4,467        (3,941)
 Common stock issuance                                                                  551           814
 Distributions on subsidiary trust mandatorily redeemable preferred securities          (48)          (47)
 Dividends paid on preferred stock                                                       (1)           (7)
 Redemption of Series C preferred stock                                                (190)            -
 Other                                                                                  (75)            -
                                                                                    -------       -------
Net cash provided by (used in) financing activities                                   4,704        (3,181)
Effect of exchange rate changes on cash                                                   4          (242)
                                                                                    -------       -------

Net increase (decrease) in cash and cash equivalents                                     40        (1,409)
Cash and cash equivalents at beginning of period                                        876         1,727
                                                                                    -------       -------
Cash and cash equivalents at end of period                                         $    916       $   318
                                                                                   ========       =======

The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) General
-----------

References herein to the "Company" refer to WorldCom, Inc., a Georgia corporation, and its subsidiaries. Prior to May 1, 2000, the Company was named MCI WORLDCOM, Inc.

The financial statements included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").
The results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(B) Business Combinations
-------------------------

On October 5, 1999, the Company announced that it had entered into an Agreement and Plan of Merger dated as of October 4, 1999, which was amended and restated on March 8, 2000 (the "Sprint Merger Agreement"), with Sprint Corporation ("Sprint"). On July 13, 2000, the Company and Sprint announced that they had agreed to terminate the Sprint Merger Agreement, effective immediately.

On September 5, 2000, the Company announced that it had entered into an Agreement and Plan of Merger dated as of September 1, 2000 (the "Intermedia Merger Agreement"), between the Company, Wildcat Acquisition Corp., a wholly owned subsidiary of the Company, and Intermedia Communications Inc. ("Intermedia"). As a result of the merger (the "Intermedia Merger"), the Company will acquire a controlling interest in Digex, Incorporated ("Digex"), a leading provider of managed web and application hosting services for some of the world's fastest growing companies.

Under the Intermedia Merger Agreement, each outstanding share of Intermedia common stock will be exchanged for common stock, par value, $.01 per share of the Company ("Common Stock") valued at $39.00, subject to a collar. The actual number of shares of Common Stock to be exchanged for each share of Intermedia common stock will be determined based on the average closing price of Common Stock for the 15 days randomly selected from the 30 trading days ending on the third trading day prior to closing, but will not be less than 0.8904 (if the average trading price of Common Stock exceeds $43.80) or more than 1.1872 (if the average trading price of Common Stock equals or is less than $32.85). If the Common Stock falls below $36.50, the Company may exercise a cash election right to cause the exchange ratio to be fixed at 1.0685 and pay the value in cash of the difference between what the exchange ratio otherwise would have been and
1.0685. On November 1, 2000, there were 54,724,625 shares of Intermedia common stock outstanding. Holders of Intermedia preferred stock, other than Intermedia series B preferred stock, will receive one share of a class or series of the Company's preferred stock, with substantially identical terms, which will be established in connection with the Intermedia Merger. The Intermedia Merger will be accounted for as a purchase.

Consummation of the Intermedia Merger is subject to various conditions set forth in the Intermedia Merger Agreement, including adoption of the Intermedia Merger Agreement by stockholders of Intermedia, certain U.S. regulatory approvals and other customary conditions. It is anticipated that the Intermedia Merger will close in the first half of 2001. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

(C) Earnings Per Share
----------------------

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2000 and 1999 (in millions, except per share data):

                                                                  For the Three             For the Nine
                                                                  Months Ended              Months Ended
                                                                  September 30,             September 30,
                                                              --------------------       --------------------
                                                               2000          1999         2000          1999
                                                              ------        ------       ------        ------
Basic
-----
Net income                                                    $  967        $1,097       $3,559        $2,710
Distributions on subsidiary trust and other mandatorily
 redeemable preferred securities                                  16            16           48            47
Preferred dividend requirement                                     -             2            1             7
                                                              ------        ------       ------        ------
Net income applicable to common shareholders                  $  951        $1,079       $3,510        $2,656
                                                              ======        ======       ======        ======
Weighted average shares outstanding                            2,874         2,834        2,864         2,815
                                                              ======        ======       ======        ======
Basic earnings per share                                      $ 0.33        $ 0.38       $ 1.23        $ 0.94
                                                              ======        ======       ======        ======
Diluted
--------
Net income applicable to common shareholders                  $  951        $1,079       $3,510        $2,656
                                                              ======        ======       ======        ======
Weighted average shares outstanding                            2,874         2,834        2,864         2,815
Common stock equivalents                                          38            95           53           106
Common stock issuable upon conversion of preferred stock           2             2            2             2
                                                              ------        ------       ------        ------
Diluted shares outstanding                                     2,914         2,931        2,919         2,923
                                                              ======        ======       ======        ======
Diluted earnings per share                                    $ 0.33        $ 0.37       $ 1.20        $ 0.91
                                                              ======        ======       ======        ======

(D) Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

Interest paid by the Company during the nine months ended September 30, 2000 and 1999, amounted to $793 million and $909 million, respectively. Income taxes paid during the nine months ended September 30, 2000 and 1999, totaled $183 million and $75 million, respectively. In conjunction with business combinations during the nine months ended September 30, 2000 and 1999, assumed assets and liabilities were as follows (in millions):

                                                  2000      1999
                                                 ------   -------
       Fair value of assets acquired             $   -    $   611
       Excess of cost over net tangible             43      2,324
        assets acquired
       Liabilities assumed                         (29)    (1,938)
       Common stock issued                           -       (228)
                                                 -----    -------
       Net cash paid                             $  14    $   769
                                                 =====    =======

(E) Comprehensive Income
------------------------

The following table reflects the calculation of comprehensive income for the Company for the three and nine months ended September 30, 2000 and 1999 (in millions):

                                                             For the Three Months Ended              For the Nine Months Ended
                                                                    September 30,                          September 30,
                                                            -----------------------------          ----------------------------
                                                               2000              1999                2000              1999
                                                            -----------------------------          ----------------------------
Net income applicable to common shareholders                 $  951             $1,079              $3,510            $2,656
                                                             ------             ------              ------            ------
Other comprehensive income (loss):
  Foreign currency translation losses                          (156)               (29)               (358)             (334)
  Unrealized holding gains (losses):
    Unrealized holding gains (losses) during the period         424                (79)                805               457
    Reclassification adjustment for gains included in
       net income                                              (167)               (66)               (382)              (81)
                                                             ------             ------              ------            ------
Other comprehensive income (loss) before tax                    101               (174)                 65                42
Income tax benefit (expense)                                    (96)                55                (159)             (141)
                                                             ------             ------              ------            ------
Other comprehensive income (loss)                                 5               (119)                (94)              (99)
                                                             ------             ------              ------            ------
Comprehensive income applicable to common shareholders       $  956             $  960              $3,416            $2,557
                                                             ======             ======              ======            ======

(F)  Reclassifications
----------------------

Revenues and line costs for prior periods reflect a classification change for reciprocal compensation and COBRA (central office based remote access) equipment sales which are now being treated as offsets to cost of sales. Previously, the Company recorded these items on a gross basis as revenue. Results for all periods have also been adjusted to reflect the elimination of small business and consumer PICC (primary interexchange carrier charges) from both revenues and line costs as a result of the Coalition for Affordable Local and Long Distance Services ("CALLS") legislation which eliminated single line PICC as of July 1, 2000. Operating income, net income available to common shareholders and the balance sheet are not affected by these reclassifications.

The effects of these reclassifications on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                   New Presentation
                      ------------------------------------------
                      For the Three Months   For the Nine Months
                      Ended September 30,    Ended September 30,
                      --------------------   -------------------
                         2000       1999        2000     1999
                       -------     ------     -------   -------
Revenues               $10,047     $8,996     $29,483   $26,586
Line costs             $ 3,867     $3,593     $11,376   $11,089

                                   Old Presentation
                      ------------------------------------------
                      For the Three Months   For the Nine Months
                      Ended September 30,    Ended September 30,
                      --------------------   -------------------
                         2000       1999        2000     1999
                       -------     ------     -------   -------
Revenues               $10,303     $9,308     $30,474   $27,495
Line costs             $ 4,123     $3,905     $12,367   $11,998


(G) Segment Information
-----------------------

Based on its organizational structure, the Company operated in eight reportable segments as of September 30, 2000: Commercial voice and data, Internet, International operations, Embratel Participacoes S.A. ("Embratel"), Wholesale, Consumer, Operations and technology and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. The Commercial voice and data segment includes voice, data and other types of domestic communications services for commercial customers. The Internet segment provides Internet services including dedicated and dial-up access and web and application hosting services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region. Embratel provides communications services in Brazil. Wholesale includes voice and data domestic communications services for wholesale customers. Consumer includes domestic voice communications services for consumer customers. Operations and technology includes network operations, information services, engineering and technology, and customer service. Other includes primarily the operations of MCI Systemhouse Corp. and SHL Systemhouse Co. (collectively, "SHL") and other non-communications services. In April 1999, SHL was sold to Electronic Data Systems Corporation ("EDS"). Previously, the Company had defined six reportable segments. However, in the second quarter of 2000, the Company began evaluating opportunities to separate the wholesale and consumer operations into separate tracking stocks and on November 1, 2000, the Company announced a realignment of its businesses with the distinct customer bases they serve. If approved, the Company will create two separately traded tracking stocks: WorldCom, which will reflect the performance of the Company's core high-growth data, Internet, hosting and international businesses; and MCI, which will reflect the performance of its high-cash flow consumer, small business, wholesale long distance and dial-up Internet access operations. Based on this change in focus and the Company's plans, the Company intends to classify these operations into the segments ultimately identified in the realignment.

The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing the Company's network facilities, which do not make a distinction between the types of services. As a result, the Company has not historically allocated line costs or assets by segment. Profit and loss information is reported only on a consolidated basis to the chief operating decision maker and the Company's Board of Directors.

Information about the Company's segments for the three and nine months ended September 30, 2000 and 1999, is as follows (in millions):

                                                                   Revenues From External Customers
                                                --------------------------------------------------------------------

                                                        For the Three Months            For the Nine Months Ended
                                                        Ended September 30,                     September 30,
                                                  --------------------------------   -------------------------------

                                                          2000               1999              2000             1999
                                                       -------             ------           -------          -------

Commercial voice and data                              $ 4,553             $4,120           $13,459          $12,066
Internet                                                 1,043                809             3,015            2,159
International operations                                   637                443             1,740            1,167
Wholesale                                                  897                993             2,792            3,069
Consumer                                                 1,984              1,977             5,878            5,575
Operations and technology                                    -                  -                 -                -
Other                                                        -                (10)                -              513
Corporate                                                    -                  -                 -                -
                                                --------------    ---------------     -------------    -------------
     Total before Embratel                               9,114              8,332            26,884           24,549
Embratel                                                   971                689             2,711            2,091
Elimination of intersegment revenues                       (38)               (25)             (112)             (54)
                                                --------------    ---------------     -------------    -------------
     Total                                             $10,047             $8,996           $29,483          $26,586
                                                ==============    ===============     =============    =============

                                                                        Selling, General and Administrative Expenses
                                                          ----------------------------------------------------------------------
                                                                   For the Three Months                  For the Nine Months
                                                                   Ended September 30,                   Ended September 30,
                                                          -----------------------------------     ------------------------------
                                                                      2000               1999              2000             1999
                                                                    ------             ------            ------           ------

Commercial voice and data                                           $  543             $  472            $1,583           $1,518
Internet                                                               231                184               672              536
International operations                                               167                 97               473              314
Wholesale                                                               35                 36               108              113
Consumer                                                               575                605             1,808            1,778
Operations and technology                                              546                591             1,608            1,723
Other                                                                    -                  -                 -              170
Corporate                                                               47                 51               145              146
Corporate - Sprint merger costs and other charges                      685                  -               778                -
                                                          ----------------     --------------     -------------     ------------
     Total before Embratel                                           2,829              2,036             7,175            6,298
Embratel                                                               249                 96               662              449
Elimination of intersegment expenses                                    (9)                (7)              (27)              (7)
                                                          ----------------     --------------     -------------     ------------
     Total                                                          $3,069             $2,125            $7,810           $6,740
                                                          ================     ==============     =============     ============

The following is a reconciliation of the segment information to income before income taxes and minority interests for the three and nine months ended September 30, 2000 and 1999 (in millions):

                                                                   For the Three Months                  For the Nine Months
                                                                   Ended September 30,                   Ended September 30,
                                                          -----------------------------------     ------------------------------
                                                                     2000             1999            2000            1999
                                                                   -------           ------         -------         -------
Revenues                                                           $10,047           $8,996         $29,483         $26,586
Operating expenses                                                   8,173            6,797          22,756          21,095
                                                                   -------           ------         -------         -------
Operating income                                                     1,874            2,199           6,727           5,491
Other income (expense):
     Interest expense                                                 (245)            (228)           (699)           (748)
     Miscellaneous                                                     107               31             327              53
                                                                    ------          -------         -------         -------
Income before income taxes
     and minority interests                                        $ 1,736           $2,002         $ 6,355         $ 4,796
                                                                   =======          =======         =======         =======

(H)  Long-term debt
-------------------

On May 24, 2000, the Company completed a public debt offering of $5.0 billion principal amount of debt securities. The net proceeds of $4.95 billion were used to pay down commercial paper obligations. The public debt offering consisted of $1.5 billion of Floating Rate Notes Due 2001 (the "Floating Rate Notes"), which mature on November 26, 2001, $1.0 billion of 7.875% Notes Due 2003 (the "Notes Due 2003"), which mature on May 15, 2003, $1.25 billion of 8.000% Notes Due 2006 (the "Notes Due 2006"), which mature on May 15, 2006 and $1.25 billion of 8.250% Notes Due 2010 (the "Notes Due 2010"), which mature on May 15, 2010 (collectively, with the Floating Rate Notes, the Notes Due 2003 and the Notes Due 2006, the "Notes"). The Floating Rate Notes bear interest payable quarterly on the 24th day of February, May, August and November, beginning August 24, 2000. The Notes Due 2003, the Notes Due 2006 and the Notes Due 2010 bear interest payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2000.

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

On August 3, 2000, the Company extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term pursuant to a First Amendment and Renewal of the Amended and Restated 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). The Facility C Loans together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement dated August 6, 1998 ("Facility A Loans"), provide the Company with aggregate credit facilities of $10.75 billion (the "Credit Facilities"). The Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans mature on August 2, 2001; provided, however, that the Company may elect at such time to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate Borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate Borrowing generally varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and certain of its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, sales of assets and mergers and dissolutions, and which covenants do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At September 30, 2000, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

The following table sets forth the outstanding debt of the Company as of September 30, 2000 (in millions):


Commercial paper and credit facilities                              $ 3,703
Floating rate notes due 2001 through 2002                             1,560
7.88% - 8.25% Notes Due 2003-2010                                     3,500
6.13% - 6.95% Notes Due 2001-2028                                     6,100
7.13% - 7.75% Notes Due 2004-2027                                     2,000
8.88% - 9.38% Senior Notes Due 2004-2006                                672
7.13% - 8.25% Senior Debentures due 2023-2027                         1,437
6.13% - 7.50% Senior Notes Due 2004-2012                              1,936
Capital lease obligations (maturing through 2002)                       437
Other debt (maturing through 2008)                                    1,644
                                                                    -------
                                                                     22,989
Short-term debt and current maturities of long-term debt              4,289
                                                                    -------
                                                                    $18,700
                                                                    =======

(I)  Contingencies
-------------------

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

General. The Company is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company's subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. The Company's subsidiaries must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects any Company subsidiary to price cap or rate of return regulation, nor are they currently required to obtain Federal Communications Commission ("FCC") authorization for installation or operation of their network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution service ("MMDS"), wireless communications service, terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of international facilities and services. The Company is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business, including authorization for the installation and operation of network facilities. Although the trend in federal, state, local and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on the Company.

In implementing the Telecommunications Act of 1996 (the "Telecom Act"), the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of ILECs' retail services and use of individual and combinations of unbundled network elements. Appeals of the FCC order adopting those rules have been in litigation since August 1996. On November 5, 1999, the FCC implemented a remand, from the U.S. Supreme Court, of the FCC's original unbundling rules. The FCC required two additional network elements, as well as most of the previously identified elements, to be made available to new entrants. That order is subject to various reconsideration petitions at the FCC and has been appealed by the ILECs to the United States Court of Appeals for the District of Columbia Circuit. The Court is holding the case in abeyance pending reconsideration at the FCC. On July 18, 2000, the United States Court of Appeals for the Eighth Circuit again invalidated the FCC's pricing rules. Among other things, the Court held that the FCC's requirement that rates for unbundled network elements be based on the most efficient technology and network configuration available, using existing wire center locations, violated the plain meaning of the Telecom Act. The Court, however, upheld the use of a forward-looking cost methodology. The Court remanded the pricing rules to the FCC for further proceedings. Various parties, including the Company, are seeking review by the U.S. Supreme Court.

On November 4, 1999, the FCC's Pricing Flexibility Order, which allowed price-cap regulated ILECs to offer customer specific pricing in contract tariffs, took effect. Price-cap regulated ILECs can now offer access arrangements with contract-type pricing in competition with long distance carriers and other competitive access providers, who have previously been able to offer such pricing for access arrangements. As ILECs experience increasing competition in the local services markets, the FCC will grant increased pricing flexibility and relax tariffing requirements for access services. The FCC is also conducting a proceeding to consider additional pricing flexibility for a wider range of access services. The Company has appealed the Pricing Flexibility Order to the United States Court of Appeals for the District of Columbia Circuit.

On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued a decision reversing in part the May 1997 FCC universal service decision. Among other things, the Court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the FCC could not force the ILECs to recover their universal service contributions through interstate access charges. On June 6, 2000, the U.S. Supreme Court granted the petition for certiorari filed by GTE Corporation ("GTE") seeking review of the Fifth Circuit's decision that the FCC's forward-looking methodology for funding universal services does not result in an unconstitutional taking of the ILECs' property. The U.S. Supreme Court denied petitions for certiorari filed by various parties, including the Company, challenging certain other aspects of this decision. However, on November 2, 2000, the Court granted GTE's motion to voluntarily withdraw its petition for review. On November 1, 1999, the FCC implemented the Fifth Circuit's decision. AT&T has appealed this FCC order to the United States Court of Appeals for the Fifth Circuit, and the Company has intervened in support of AT&T. Pending reconsideration petitions seek retroactive treatment for implementation of the remand order. On November 2, 1999, the FCC released two additional universal service orders, which provide for federal support for non-rural high cost areas. Both orders were appealed to the United States Court of Appeals for the Tenth Circuit.

In August 1998, in response to petitions filed by several ILECs under the guise of Section 706 of the Telecom Act, the FCC issued its Advanced Services Order. This order clarifies that the interconnection, unbundling, and resale requirements of Section 251(c) of the Telecom Act, and the interLATA restrictions of Section 271 of the Telecom Act, apply fully to so-called "advanced telecommunications services," such as Digital Subscriber Line ("DSL") technology. US West Communications Group ("US West") appealed this order to the United States Court of Appeals for the District of Columbia Circuit. At the request of the FCC, the Court remanded the case for further administrative proceedings, and on December 23, 1999, the FCC issued its Order on Remand. In that order, the FCC reaffirmed its earlier decision that ILECs are subject to the obligations of Section 251(c) of the Telecom Act in connection with the offering of advanced telecommunications services such as DSL. The order reserved ruling on whether such obligations extend to traffic jointly carried by an ILEC and a competitive local exchange carrier ("CLEC") to an Internet service provider ("ISP") where the ISP self-provides the transport component of its Internet access service. The Order on Remand also found that DSL-based advanced services that are used to connect ISPs to their subscribers to facilitate Internet-bound traffic ordinarily constitute exchange access service. On January 3, 2000, the Company filed a petition for review of this aspect of the Order on Remand with the United States Court of Appeals for the District of Columbia Circuit. Oral argument is scheduled for February 21, 2001.

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

On February 26, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to ISPs. Prior to the FCC's order, over 30 state Public Utility Commissions ("PUCs") issued orders finding that carriers, including the Company, are entitled to collect reciprocal compensation for completing calls to ISPs under the terms of their interconnection agreements with ILECs. Many of these PUC decisions have been appealed by the ILECs and, since the FCC's order, many ILECs have filed new cases at the PUCs or in court. Moreover, the Company appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit. On March 24, 2000, the Court vacated the FCC's order and remanded the case to the FCC for further proceedings, which are currently pending. On May 15, 2000, legislation was introduced in the U.S. House of Representatives that would exclude dial-up Internet traffic from the reciprocal compensation provisions of the Telecom Act. The Company cannot predict the outcome of the cases filed by the ILECs, the FCC's proceedings on remand, or the congressional legislation, nor can it predict whether or not the result(s) will have a material adverse impact upon its consolidated financial position or future results of operations.

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

In 1996 and 1997, the FCC issued orders that would require non-dominant telecommunications carriers to eliminate interstate service tariffs, except in limited circumstances. These orders were stayed pending judicial review. On April 28, 2000, the United States Court of Appeals for the District of Columbia Circuit issued a decision upholding the FCC's orders and thereafter lifted the
stay.   The FCC's orders prevent the Company from relying on its domestic federal tariff to limit liability or to establish its interstate rates for customers. The Company will comply with the orders and is in the process of developing modifications to the manner in which it establishes contractual relationships with its customers.

BOCs must file an application conforming to the requirements of Section 271 of the Telecom Act for each state in their service area in order to offer in-region long distance services in that state. To be granted by the FCC, an application must demonstrate, among other things, that the BOC has met a 14-point competitive checklist to open its local network to competition and demonstrate that its application is in the public interest. Since enactment of the Telecom Act, the FCC has rejected five Section 271 applications filed by BOCs and granted two; Bell Atlantic Corporation's application for New York was granted on December 21, 1999, and SBC Communications, Inc.'s application for Texas was granted on June 30, 2000. At this time, Section 271 applications for the states of Massachusetts, Kansas, and Oklahoma are pending before the FCC. Other applications may be filed this year. The Company cannot predict the outcome of these proceedings or whether or not the results will have a material adverse impact on its consolidated financial position or future results of operations.

On May 31, 2000, the FCC adopted further access charge and universal service reform. In response to a proposal made by CALLS, a group of regional Bell operating companies, GTE and two long distance companies, the FCC reduced access charges paid by long distance companies to local exchange carriers by approximately $3.2 billion annually. The proposal, which will allow charges imposed on end user customers by local exchange carriers to increase over time, also created a new $650 million universal service fund. Several parties have appealed various aspects of the CALLS order.

It is possible that rights held by the Company to MMDS and/or ITFS spectrum may be disrupted by FCC decisions to re-allocate some or all of that spectrum to other services. If such re-allocation were to occur, the Company cannot predict whether current deployment plans for its MMDS services will be sustainable.

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

Although the FCC's new policies and implementation of the WTO Agreement may result in lower settlement payments by the Company to terminate international traffic, there is a risk that the payments the Company will receive from inbound international traffic may decrease to an even greater degree. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer United States and foreign customers end-to-end services to the disadvantage of the Company. The Company may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

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

Litigation. In November 2000, class action complaints were filed in the United States District Court for the Southern District of Mississippi against the Company and certain of its named executive officers. The complaints generally allege that the defendants made false and misleading statements about certain aspects of the Company's performance by failing to disclose, among other things, that the merger with MCI Communications Corporation ("MCI Corp.") did not yield the anticipated cost savings and revenue increases, that the Company's growth rate was declining, and that the Company's financial statements were inflated due to the failure to write down, on a timely basis, $405 million in receivables. Based on these allegations, the complaints assert claims for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Securities Act") and Rule 10b-5 promulgated thereunder and Section 20(a) of the 1934 Securities Act. The complaints seek to certify a class of persons who purchased or otherwise acquired shares of the Company between April 13, 2000 and November 1, 2000. The Company believes that the factual allegations and legal claims asserted in the complaints are without merit and it intends to defend them vigorously.

On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, MCI Corp. and all of its directors were named as defendants in a total of 15 complaints filed in the Court of Chancery in the State of Delaware. British Telecommunications plc ("BT") was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of MCI Corp., individually and purportedly as class actions on behalf of all other stockholders of MCI Corp. The complaints allege that MCI Corp.'s directors breached their fiduciary duty in connection with the MCI BT Merger Agreement, dated November 3, 1996 (the "MCI BT Merger Agreement"), that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of MCI Corp. and that BT breached those duties in connection with the MCI BT Merger Agreement. The complaints seek damages and injunctive and other relief.

One of the purported stockholder class actions pending in Delaware Chancery Court has been amended, one of the purported class actions has been dismissed with prejudice, and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name the Company and a Company subsidiary as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the merger with MCI Corp. and the agreement to pay a termination fee to the Company. They further allege discrimination in favor of BT in connection with the MCI Corp. merger. The plaintiffs seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI Corp. merger and the payment of the inducement fee to BT.

Three complaints were filed in the U.S. District Court for the District of Columbia, as class actions on behalf of purchasers of MCI Corp. shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of MCI Corp.'s shares between July 11, 1997 and August 21, 1997, inclusive, that MCI Corp. and certain of its officers and directors failed to disclose material information about MCI Corp., including that MCI Corp. was renegotiating the terms of the MCI BT Merger Agreement. The consolidated amended complaint seeks damages and other relief. The Company and the other defendants have moved to dismiss the consolidated amended complaint.

At least nine class action complaints have been filed that arise out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications
                  -------------------------------------------------------------
Corp., and allege that the Company has improperly charged "pre-subscribed"
-----
customers "non-subscriber" or so-called "casual" rates for certain direct-dialed calls. Plaintiffs further challenge the Company's credit policies for this "non-subscriber" traffic. Plaintiffs assert that the Company's conduct violates the Communications Act and various state laws; the complaint seeks rebates to all affected customers as well as punitive damages and other relief. In response to a motion filed by the Company, the Judicial Panel on Multi-District Litigation consolidated these matters in the United States District Court for the Southern District of Illinois. The parties have entered into a memorandum of understanding to settle these cases, pursuant to which the Company would pay $88 million for the benefit of the Settlement Class. Judicial approval of the tentative settlement is required. The Company's appeal of the FCC's Halprin
                                                                     -------
decision to the United States Court of Appeals for the District of Columbia Circuit is stayed pending judicial review of the proposed settlement.

(J)  Related Party Transactions
-------------------------------

In September 2000, the Company loaned $50 million to Bernard J. Ebbers, President and Chief Executive Officer of the Company. The loan from the Company is payable on demand and bears interest at a floating rate equal to that under the Facility C Loans. In November 2000, the Company agreed to guarantee up to $100 million principal amount of indebtedness, together with any related interest, attorneys' fees or costs, owed from time to time by Mr. Ebbers to an institutional lender. As of November 14, 2000, no advance under the guaranty had been made. Additionally, in November 2000, the Company agreed to loan Mr. Ebbers up to an additional $25 million, of which $11.5 million had been borrowed as of November 14, 2000, on the same terms and conditions as the September loan. In connection with the November transactions, and subject to certain limitations, including any restrictions under existing agreements, Mr. Ebbers pledged to the Company shares of the Common Stock held by him to secure his obligations under the loans and guaranty. The pledge is subordinated to obligations to his existing lenders. Mr. Ebbers has used, or plans to use, the proceeds of the loans from the Company and the loan guaranteed by the Company to repay certain indebtedness under margin loans from institutional lenders secured by shares of the Common Stock held by him.

(K)  Subsequent Event
---------------------

On November 1, 2000, the Company announced a realignment of its businesses with the distinct customer bases they serve. If approved by the shareholders, the Company will amend its articles of incorporation to effect a recapitalization that will replace existing Common Stock with two new series of common stock:
WorldCom stock and MCI stock. The WorldCom stock is intended to reflect, or track, the performance of the Company's core high-growth data, Internet, hosting and international businesses, and MCI stock is intended to reflect, or track, the performance of the Company's high-cash flow consumer, small business, wholesale long distance and dial-up Internet access operations. Upon shareholder approval, the Company's shareholders will receive one share of MCI stock for every 25 shares of Common Stock held immediately prior to the tracking stock distribution date.

MCI stock will initially pay a quarterly dividend of approximately $75 million ($300 million per year). MCI will initially be allocated notional debt of $6 billion and the remaining Company debt (approximately $17 billion) will be allocated on a notional basis to the WorldCom tracking stock. The Company will report separate financial results for WorldCom and MCI in addition to the consolidated Company results. The Company does not expect that this transaction will have any impact on its credit ratings.

Voting rights of WorldCom and MCI shareholders will be prorated based on the relative market values of WorldCom and MCI, with no predetermined maximum limit on the percent of vote either group may represent. The Company will conduct shareholder meetings that encompass all holders of voting stock. WorldCom and MCI share-holders will vote together as a single class on all matters brought to a vote of shareholders, including the election of the directors.

The Company's board of directors may convert each outstanding share of MCI tracking stock into shares of WorldCom tracking stock at a premium of 110% of the relative trading value of the MCI tracking stock for the 20 days prior to the announcement of the conversion. No premium will be paid on a conversion that occurs three years after the issuance of the MCI tracking stock.

If all or substantially all of the WorldCom or MCI assets were sold, the relevant shareholders would receive either: (i) a distribution equal to the fair value of the net proceeds of the sale, either by special dividend or by redemption of shares; or (ii) a number of shares of the remaining entity's common stock having been calculated in accordance with a predetermined conversion premium.

The Company expects to file a registration/proxy statement in connection with the tracking stocks with the SEC before the end of 2000, to hold its shareholder meeting to vote on the tracking stock plan in the first half of 2001, and to effect the distribution of the tracking stocks shortly after shareholder approval. No regulatory approvals are expected to be required.

Investors and security holders are urged to read the Company's Registration Statement on Form S-4 relating to the tracking stocks, including the prospectus and proxy statement, when they become available. When these and other documents relating to the tracking stock transaction are filed with the SEC, they may be obtained without charge from the SEC's website at http://www.sec.gov. Holders
                                                  ------------------
of the Company's stock may also obtain each of these documents (when they become available) for free by directing their request to WorldCom, Inc., c/o Investor Relations Department, 500 Clinton Center Drive, Clinton, Mississippi 39056.
This Form 10-Q, and such proxy statement/prospectus does not constitute an offer to sell or the solicitation of an offer to buy, nor will there be any sale of tracking stock in any state in which the offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that state. No offering of tracking stock will be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act.

The Company and other persons referred to below may be deemed to be participants in the solicitation of proxies of the Company's shareholders to adopt the proposals which will be set forth in the proxy statement contained in the Company's Registration Statement on Form S-4 relating to the tracking stocks. The participants in this solicitation may include the directors and executive officers of the Company, who may have an interest in the transaction including as a result of holding shares of common stock and/or options to acquire the same. A detailed list of the names and interests of the Company's directors and executive officers is contained in the Company's proxy statement for its 2000 annual meeting, which may be obtained without charge at the SEC's website at http://www.sec.gov.
------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Securities Act, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from in-process research and development programs, the likelihood of successful completion of such programs, and the outcome of Euro conversion efforts, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts.

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: (1) possible effects of the Company's recent announcement regarding the creation of tracking stocks to track the performance of its core high-growth data, Internet, hosting and international businesses and its high-cash flow consumer, small business, wholesale long distance and dial-up Internet access operations; (2) the effects of vigorous competition in the markets in which the Company operates; (3) the impact of technological change on the Company's business, new entrants and alternative technologies, and dependence on availability of transmission facilities; (4) uncertainties associated with the success of other acquisitions and the integration thereof;
(5) risks of international business; (6) regulatory risks, including the impact of the Telecom Act; (7) contingent liabilities; (8) the impact of competitive services and pricing; (9) risks associated with Euro conversion efforts; (10) risks associated with debt service requirements and interest rate fluctuations;
(11) the Company's degree of financial leverage; and (12) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-
K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 2000 and 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-K.

Unless otherwise defined, capitalized terms used herein have the meanings assigned to them in the Notes to Consolidated Financial Statements contained herein.

Results of Operations

The following table sets forth for the periods indicated the Company's statements of operations as a percentage of its revenues for the three and nine months ended September 30, 2000 and 1999:



                                                                      For the Three Months          For the Nine Months Ended
                                                                       Ended September 30,                September 30,
                                                                    -------------------------       --------------------------
                                                                       2000           1999             2000           1999
                                                                      -----          -----            -----          -----
Revenues........................................................      100.0%         100.0%           100.0%         100.0%
Line costs......................................................       38.5           39.9             38.6           41.7
Selling, general and administrative.............................       30.5           23.6             26.5           25.4
Depreciation and amortization...................................       12.3           12.0             12.1           12.3
                                                                      -----          -----            -----          -----
Operating income................................................       18.7           24.5             22.8           20.6
Other income (expense):
   Interest expense.............................................       (2.4)          (2.5)            (2.4)          (2.8)
   Miscellaneous................................................        1.0            0.2              1.1            0.2
                                                                      -----          -----            -----          -----
Income before income taxes and minority interests...............       17.3           22.2             21.5           18.0
Provision for income taxes......................................        6.9            8.8              8.7            7.5
                                                                      -----          -----            -----          -----
Income before minority interests................................       10.4           13.4             12.8           10.5
Minority interests..............................................       (0.7)          (1.2)            (0.7)          (0.3)
                                                                      -----          -----            -----          -----
Net income......................................................        9.7           12.2             12.1           10.2
Distributions on subsidiary trust and other mandatorily
   redeemable preferred securities..............................        0.2            0.2              0.2            0.2
Preferred dividend requirement..................................          -              -                -              -
                                                                      -----          -----            -----          -----
Net income applicable to common shareholders....................        9.5%          12.0%            11.9%          10.0%
                                                                      =====          =====            =====          =====

Three and nine months ended September 30, 2000  vs.
 Three and nine months ended September 30, 1999

Revenues for the three months ended September 30, 2000, increased 11.7% to $10.0 billion as compared to $9.0 billion for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues increased 10.9% to $29.5 billion versus $26.6 billion for the same period in the prior year. The increase in total revenues is attributable to internal growth of the Company.

Revenues and line costs for prior periods reflect a classification change for reciprocal compensation and COBRA equipment sales which are now being treated as offsets to cost of sales. Previously, the Company recorded these items on a gross basis as revenue. Results for all periods have also been adjusted to reflect the elimination of small business and consumer PICC from both revenues and line costs as a result of the CALLS legislation which eliminated single line PICC as of July 1, 2000.

On November 1, 2000, the Company announced a realignment of its businesses with the distinct customer bases they serve. If approved, the Company will create two separately traded tracking stocks: WorldCom, which will reflect the performance of the Company's core high-growth data, Internet, hosting and international businesses; and MCI, which will reflect the performance of its high-cash flow consumer, small business, wholesale long distance and dial-up Internet access operations. Therefore, the revenues reported below for the three and nine months ended September 30, 2000 and 1999 reflect this classification change (dollars in millions):

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                 --------------------------------     ------------------------------
                                                                          Percent                            Percent
                                                   2000       1999        Change        2000       1999      Change
                                                 -------     ------       -------     -------    -------     -------
   Revenues
      Voice                                      $ 1,731     $1,823        (5.0)%     $ 5,328    $ 5,590      (4.7)%
      Data                                         1,913      1,514        26.4         5,474      4,262      28.4
      International                                1,570      1,107        41.8         4,339      3,204      35.4
      Internet dedicated and other                   639        418        52.9         1,777      1,069      66.2
                                                 -------     ------                   -------    -------
   Commercial services                             5,853      4,862        20.4        16,918     14,125      19.8
                                                 -------     ------                   -------    -------
      Wholesale and consumer                       2,837      2,942        (3.6)        8,548      8,559      (0.1)
      Alternative channels and small business        954        807        18.2         2,792      2,310      20.9
      Internet-dial                                  403        385         4.7         1,225      1,069      14.6
                                                 -------     ------                   -------    -------
   Communications services                        10,047      8,996        11.7        29,483     26,063      13.1
      Other                                            -          -           -             -        523         -
                                                 -------     ------                   -------    -------
   Total                                         $10,047     $8,996        11.7%      $29,483    $26,586      10.9%
                                                 =======     ======                   =======    =======

Commercial services revenues, which includes the revenues generated from commercial voice, data, international and dedicated and other Internet services, for the three months ended September 30, 2000 increased 20.4% to $5.9 billion as compared to $4.9 billion for the three months ended September 30, 1999. For the nine months ended September 30, 2000, commercial services revenues increased 19.8% to $16.9 billion versus $14.1 billion for the same period in the prior year.

Commercial voice revenues for the three and nine months ended September 30, 2000 decreased 5.0% and 4.7%, respectively, over the prior year periods, on traffic growth of 6.1% and 5.2%, respectively, as a result of pricing pressure in the commercial markets. The revenue decrease was partially offset by local voice revenue increases of 17.6% and 19.8%, respectively, for the three and nine months ended September 30, 2000. The Company continues to show significant percentage gains in local voice services as customers purchase "all-distance" voice services from the Company. However, it is still a relatively small component of total Company commercial voice revenues. Commercial voice revenues include both domestic commercial long distance and local switched revenues.

Data revenues for the three and nine months ended September 30, 2000, increased 26.4% and 28.4%, respectively, over the same periods of the prior year. Data includes both commercial long distance and local dedicated bandwidth sales. The revenue growth for data services was driven by steady growth in private line customers, new customer applications and upgrades within the existing customer base of frame relay services and increased demand in asynchronous transfer mode ("ATM") services. The Company continues to experience strong demand for capacity increases across the product set as businesses move more of their mission critical applications to their own networks. As of September 30, 2000, the Company's domestic local voice grade equivalents ("VGEs"), which measure the capacity of local private line data circuits, had increased 100% to 55.5 million VGEs versus the prior year amount.

International revenues - those revenues originating outside of the United States
- for the three months ended September 30, 2000 were $1.6 billion, an increase of 41.8% as compared with $1.1 billion for the same period of the prior year. For the nine-month period ended September 30, 2000, international revenues increased 35.4% to $4.3 billion versus $3.2 billion for the same period of the prior year. Excluding Embratel, international revenues for the three and nine months ended September 30, 2000 increased 43.8% and 49.2% respectively, over the prior period amounts. The increase is attributable to additional sales force and network infrastructure established to pursue international opportunities. During the third quarter of 2000 the Company continued to extend the reach of its end-to-end networks, adding nearly 2,000 buildings for a total of over 15,000 buildings connected on the international networks.

Dedicated Internet revenues for the three and nine months ended September 30, 2000 increased 52.9% and 66.2%, respectively, over the prior year amounts. Growth was driven by demand for dedicated circuits as more and more business customers migrated their data networks and applications to Internet-based technologies with greater amounts of bandwidth.

Wholesale and consumer revenues for the three and nine month periods ended September 30, 2000 decreased 3.6% and 0.1%, respectively, over the same periods in the prior year. The wholesale market continues to be extremely price competitive as declines in minute rates outpaced increases in traffic resulting in revenue decreases of 11.5% and 10.4%, respectively, for the three and nine months ended September 30, 2000, versus the same periods in the prior year. The wholesale market decreases were partially offset by increases of 0.3% and 5.3%, respectively, in consumer revenues as the Company's partner marketing programs helped to drive Dial-1 product gains. Consumer revenue growth was impacted by declines in 1-800-COLLECT, which has been pressured by increasing wireless substitution, and 10-10-321, which the Company no longer actively markets.
The Company expects to see continued pricing pressure in both the wholesale and consumer businesses, which will affect both revenue growth and gross margins.

Alternative channels and small business revenues for the three and nine months ended September 30, 2000 increased 18.2% and 20.9%, respectively, over the prior year periods. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and paging revenues. These increases are primarily attributable to internal growth for wholesale alternative channel voice revenues. The Company expects that pricing pressures in the wholesale and small business markets will continue to negatively affect revenue growth in this area and the Company cannot predict whether or not this level of growth can be sustained in the foreseeable future.

Internet-dial revenue growth for the three and nine months ended September 30, 2000 was 4.7% and 14.6%, respectively, over the same periods in the prior year. The Company's dial access network has grown 76% to over 2.5 million modems as of September 30, 2000, compared with the same period in the prior year. Additionally, Internet connect hours increased 49% to 1.6 billion hours for the three months ended September 30, 2000 versus the third quarter of 1999. These network usage increases were offset by pricing pressure on dial-up Internet traffic as a result of contract repricings in 2000.

Other revenues which, prior to April 1999, primarily consisted of the operations of SHL, were zero for the three and nine month periods ended September 30, 2000 and zero and $523 million, respectively, for the prior year periods. In April 1999, the Company completed the sale of SHL to EDS for $1.6 billion.

Line costs. Line costs as a percentage of revenues for the third quarter of 2000 were 38.5% as compared to 39.9% reported for the same period of the prior year. On a year-to-date basis, line costs as a percentage of revenues decreased to 38.6% as compared to 41.7% reported for the same period of the prior year. The overall improvements are a result of annual access reform reductions, more data and dedicated Internet traffic over Company-owned facilities, and improved interconnection terms in Europe. These improvements were somewhat offset by 2000 contract repricings in the dial Internet business, continued competitive pricing on dial Internet business and increased dial Internet traffic over facilities not owned by the Company.

The principal components of line costs are access charges and transport charges. Regulators have historically permitted access charges to be set at levels that are well above ILECs' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. The Company has actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively neutral manner. The Company cannot predict the outcome of these proceedings or whether or not the result(s) will have a material adverse impact on its consolidated financial position or results of operations. However, the Company's goal is to manage transport costs through effective utilization of its networks, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the Company's customer base by acquisitions and internal growth.

Selling, general and administrative. Selling, general and administrative expenses for the third quarter of 2000 were $3.1 billion or 30.5% of revenues as compared to $2.1 billion or 23.6% of revenues for the third quarter of 1999. Selling, general and administrative expenses for the three months ended September 30, 2000, includes a $685 million pre-tax charge associated with specific domestic and international wholesale accounts that are no longer deemed collectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. On a year-to-date basis, selling, general and administrative expenses as a percentage of revenues were 26.5% as compared to 25.4% for the same period of the prior year. Selling, general and administrative expenses for the nine months ended September 30, 2000 also includes a $93 million pre-tax one-time charge recorded in the second quarter of 2000 associated with the termination of the Sprint Merger Agreement, including regulatory, legal, accounting and investment banking fees and other costs. Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 23.7% and 23.9%, respectively, for the three and nine months ended September 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues for the quarter ended September 30, 2000 results primarily from increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development; employee retention costs; and costs associated with MMDS product development. The Company expects selling, general and administrative expenses to increase over the next twelve months as a result of the previously noted costs being incurred at an accelerated pace.

Depreciation and amortization. Depreciation and amortization expense for the third quarter of 2000 increased to $1.2 billion or 12.3% of revenues from $1.1 billion or 12.0% of revenues for the comparable quarter of 1999. On a year-to-date basis, this expense increased to $3.6 billion or 12.1% of revenues from $3.3 billion or 12.3% of revenues for the comparable 1999 period. These increases reflect increased amortization and depreciation from 1999 acquisitions as well as additional depreciation related to capital expenditures.

Interest expense. Interest expense in the third quarter of 2000 was $245 million or 2.4% of revenues, as compared to $228 million or 2.5% of revenues reported in the third quarter of 1999. For the nine months ended September 30, 2000, interest expense was $699 million or 2.4% of revenues as compared to $748 million or 2.8% of revenues for the first nine months of 1999. For the three months ended September 30, 2000 and 1999, weighted average annual interest rates on the Company's long-term debt were 7.35% and 7.36%, respectively, while weighted average levels of borrowings were $22.4 billion and $18.2 billion, respectively. For the nine months ended September 30, 2000 and 1999, weighted average annual interest rates on the Company's long-term debt were 7.22% and 7.34% respectively, while weighted average levels of borrowings were $20.8 billion and $19.5 billion, respectively. Interest expense for the three and nine months ended September 30, 2000 was favorably impacted by increased construction activity and the associated interest capitalization, offset in part by higher weighted average levels of borrowings and higher interest rates on the Company's variable rate debt and 2000 public debt offerings. Interest expense for the nine months ended September 30, 2000 was also favorably impacted as a result of SHL sale proceeds, investment sale proceeds and proceeds from the increase in the Company's receivables purchase program in the third quarter of 1999 used to repay indebtedness under the Company's Credit Facilities and commercial paper program.

Miscellaneous income and expense. Miscellaneous income for the third quarter of 2000 was $107 million or 1.0% of revenues as compared to $31 million or 0.2% of revenues for the third quarter of 1999. For the nine months ended September 30, 2000, miscellaneous income was $327 million or 1.1% of revenues as compared to $53 million or 0.2% of revenues for the first nine months of 1999.
Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

Net income applicable to common shareholders. For the quarter ended September 30, 2000, the Company reported net income applicable to common shareholders of $951 million as compared to $1.1 billion reported in the third quarter of 1999. Diluted income per common share was $0.33 compared to income per share of $0.37 for the comparable 1999 period. For the nine months ended September 30, 2000, the Company reported net income applicable to common shareholders of $3.5 billion as compared to $2.7 billion for the nine months ended September 30, 1999. Diluted income per common share was $1.20 compared to income per common share of $0.91 for the comparable 1999 period.

Liquidity and Capital Resources

As of September 30, 2000, the Company's total debt was $23.0 billion, an increase of $4.8 billion from December 31, 1999. Additionally, at September 30, 2000, the Company had available liquidity of $7.9 billion under its Credit Facilities and commercial paper program (which are described below) and from available cash.

On May 24, 2000, the Company completed a public debt offering of $5.0 billion principal amount of debt securities. The net proceeds of $4.95 billion were used to pay down commercial paper obligations. The public debt offering consisted of $1.5 billion of Floating Rate Notes Due 2001 (the "Floating Rate Notes"), which mature on November 26, 2001, $1.0 billion of 7.875% Notes Due 2003 (the "Notes Due 2003"), which mature on May 15, 2003, $1.25 billion of 8.000% Notes Due 2006 (the "Notes Due 2006"), which mature on May 15, 2006 and $1.25 billion of 8.250% Notes Due 2010 (the "Notes Due 2010"), which mature on May 15, 2010 (collectively, with the Floating Rate Notes, the Notes Due 2003 and the Notes Due 2006, the "Notes"). The Floating Rate Notes bear interest payable quarterly on the 24th day of February, May, August and November, beginning August 24, 2000. The Notes Due 2003, the Notes Due 2006 and the Notes Due 2010 bear interest payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2000.

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

On August 3, 2000, the Company extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term pursuant to a First Amendment and Renewal of the Amended and Restated 364-Day Revolving Credit and Term Loan Agreement ("Facility C Loans"). The Facility C Loans together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement dated August 6, 1998 ("Facility A Loans"), provide the Company with aggregate credit facilities of $10.75 billion (the "Credit Facilities"). The Credit Facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes. The Facility A Loans mature on June 30, 2002. The Facility C Loans mature on August 2, 2001; provided, however, that the Company may elect at such time to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Credit Facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate Borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the Credit Facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate Borrowing generally varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the better of certain debt ratings. The Credit Facilities are unsecured but include a negative pledge of the assets of the Company and certain of its subsidiaries (subject to certain exceptions). The Credit Facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facilities require compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, sales of assets and mergers and dissolutions, and which covenants do not restrict distributions to shareholders, provided the Company is not in default under the Credit Facilities. At September 30, 2000, the Company was in compliance with these covenants. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

In January 2000, each share of WorldCom Series C Preferred Stock was redeemed by the Company for $50.75 in cash, or approximately $190 million in the aggregate. The funds required to pay all amounts under the redemption were obtained by the Company from available liquidity under the Credit Facilities and commercial paper program.

In the third quarter of 2000, the Company paid the final installment of R$795 million (U.S. $444 million) on the note due in connection with the Company's purchase of Embratel. Additionally, in the first quarter of 2000, $200 million of senior notes with an interest rate of 7.13% matured. The funds utilized to repay this indebtedness were obtained from available liquidity under the Credit Facilities and commercial paper program.

In the third quarter of 1999, the Company increased its $500 million receivables purchase program to $2.0 billion. As of September 30, 2000, the purchaser owned an undivided interest in a $3.7 billion pool of receivables, which includes the $1.95 billion sold.

For the nine months ended September 30, 2000, the Company's cash flow from operations was $5.9 billion versus $7.9 billion for the comparable 1999 period. The Company's improved operating results were more than offset by a $633 million increase in accounts receivable at Embratel for the first nine months of 2000 primarily due to Embratel's direct billing of customers and the implementation of this new billing system during 2000. Additionally, there were decreases in other current liabilities and deferred taxes of $1.7 billion versus the prior year period.

Cash used in investing activities for the nine months ended September 30, 2000, totaled $10.6 billion. Primary capital expenditures include purchases of switching, transmission, communications and other equipment. The Company anticipates that approximately $2.5 billion will be spent during the remainder of 2000 for transmission and communications equipment, construction and other capital expenditures without regard to Embratel.

Increases in interest rates on variable rate debt would have an adverse effect upon the Company's reported net income and cash flow. The Company believes that it will generate sufficient cash flow to service the Company's debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond the Company's control, could impair its ability to service its indebtedness. In addition, the cash flow required to service the Company's debt may reduce its ability to fund internal growth, additional acquisitions and capital improvements.

The Company believes that, if consummated, the Intermedia Merger will fuel the Company's web hosting expansion, through the acquisition of the controlling interest in Digex, by providing a comprehensive portfolio of mission critical hosting products and services for commercial businesses. This will allow the Company to accelerate its ability to provide world-class managed web and application hosting services by 12 to 18 months. Additionally, the Company expects that, after consummation of the Intermedia Merger, Digex will continue to build its operations and expand its customer base, causing it to continue to incur operating losses for the foreseeable future, which could adversely effect the results of operations for the combined Company as a whole.

The development of the businesses of the Company and the installation and expansion of its domestic and international networks will continue to require significant capital expenditures. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require the Company to delay or abandon some of its plans, which could have a material adverse effect on the success of the Company. The Company has historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. Additionally, the Company expects to experience increased capital intensity due to network expansion as noted above and believes that funding needs in excess of internally generated cash flow and Credit Facilities and commercial paper program will be met by accessing the debt markets. The Company has filed a shelf registration statement on Form S-3 with the SEC for the sale, from time to time, of one or more series of unsecured debt securities having a remaining aggregate value of approximately $9.9 billion.
The shelf registration statement offers the Company flexibility, as the market permits, to access the public debt markets. No assurance can be given that any public financing will be available on terms acceptable to the Company.

Absent significant capital requirements for acquisitions, the Company believes that cash flow from operations and available liquidity, including the Credit Facilities and commercial paper program and available cash will be sufficient to meet the Company's capital needs for the next twelve months. However, under existing credit conditions, the Company believes that funding needs in excess of internally generated cash flow and availability under the Credit Facilities and commercial paper program could be met by accessing debt markets.

Recently Issued Accounting Standards

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued an amendment to SAB 101 which allows registrants to wait until the fourth quarter of their fiscal year beginning after December 15, 1999 to implement SAB
101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The deferral of telecommunications service activation fees and certain related costs are specifically addressed in SAB 101. The Company is currently assessing the impact of SAB 101 on its consolidated results of operations or financial position and there can be no assurance as to the effect on the Company's consolidated financial statements.

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

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro will be between January 1, 1999 and July 1, 2002. All of the final rules and regulations have not yet been identified by the European Commission with regard to the Euro. The Company is currently evaluating methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. At this time, the Company has not yet determined the cost related to addressing this issue, and there can be no assurance as to the effect of the Euro on the consolidated financial statements.

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

The Company is exposed to foreign exchange rate risk primarily due to the Company's international operations holding approximately $1.3 billion in U.S. dollar denominated debt, and approximately $278 million of indebtedness indexed in other currencies including the French Franc, Deutsche Mark, Japanese Yen and Brazilian real as of September 30, 2000. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $39 million (after elimination of minority interests).

The Company is also subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

The Company believes its market risk exposure with regard to its marketable equity securities is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable equity securities at September 30, 2000, the Company does not believe a hypothetical 10% adverse change in quoted market prices would be material to net income.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, except as reflected in the discussion under Note I of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None

Item 5.  Other Information

         The information contained in Notes I, J and K of the Notes to Consolidated Financial Statements in Part I, Item 1 above, is hereby incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              See Exhibit Index.

         B.   Reports on Form 8-K

              (i) Current Report on Form 8-K dated July 13, 2000 (filed July 13, 2000), reporting under item 5, Other Events, information related to the termination of the Sprint Merger Agreement.

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

Dated: November 14, 2000.

                                 EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

1.1          Underwriting Agreement dated May 19, 2000, between WorldCom, Inc.
             ("the Company") and Salomon Smith Barney Inc. and the other firms named therein, acting severally on behalf of themselves as Managers and Underwriters and on behalf of the other several Underwriters, if any, named in the Terms Agreement (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

1.2 Terms Agreement, dated May 19, 2000, between the Company, and Salomon Smith Barney Inc. and the other firms named therein, acting severally on behalf of themselves as Managers and Underwriters and on behalf of the other several Underwriters named therein (incorporated herein by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

2.1 Agreement and Plan of Merger between the Company, Wildcat Acquisition Corp. and Intermedia Communications Inc. ("Intermedia") dated as of September 1, 2000 (filed as Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-48012 and incorporated herein by reference)*

4.1 Second Amended and Restated Articles of Incorporation of the Company (including preferred stock designations), as amended as of May 1, 2000 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 0-11258))

4.2 Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated September 14, 1998 (filed September 29, 1998) (File No. 0-11258))

4.3 Rights Agreement dated as of August 25, 1996, between the Company and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated August 26, 1996 (as amended on Form 8-K/A filed August 31, 1996) filed by the Company with the Securities and Exchange Commission on August 26, 1996 (as amended on Form 8-K/A filed on August 31, 1996) (File No. 0-11258))

4.4 Amendment No. 1 to Rights Agreement dated as of May 22, 1997, by and between the Company, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 22, 1997 (filed June 5, 1997) (File No. 0-11258))

4.5 Form of Floating Rate Note Due 2001 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

4.6          Form of 7.875% Note Due 2003 (incorporated herein by reference to
             Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 19, 2000 (filed May 22, 2000) (File No. 0-11258))

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

4.9 Indenture dated as of May 15, 2000 by and between the Company and Chase Manhattan Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34578))

10.1 Amended and Restated Facility A Revolving Credit Agreement among the Company, NationsBank, N.A., NationsBanc Montgomery Securities LLC, Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-011258))*

10.2 Amended and Restated 364-Day Revolving Credit and Term Loan Agreement among the Company and Bank of America, N.A., Administrative Agent; Bank of America Securities, LLC, Sole Lead Arranger and Book Manager; Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada, Co-Syndication Agents; and the lenders named therein dated as of August 5, 1999 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999) (File No. 0-11258))*

10.3 First Amendment and Renewal of the Amended and Restated 364-Day Revolving Credit and Term Loan Agreement entered into as of August 3, 2000, among the Company, certain Purchasing Lenders named therein, certain Increasing Lenders as named therein, Bank of America, N.A., as a Lender and as Administrative Agent for itself and the Accepting Lenders (as therein defined) with Banc of America Securities, LLC, as the Sole Lead Arranger and Book Manager (incorporated herein by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000) (File No. 0-11258))*

10.4 Promissory Note dated September 8, 2000 between Bernard J. Ebbers (the "Borrower") and the Company

10.5 Promissory Note dated November 1, 2000 between the Borrower and the Company

10.6 Letter Agreement dated November 1, 2000 between the Borrower and the Company

10.7         Limited Guaranty from the Company to Bank of America, N.A.

12.1         Statement re Computation of Ratio of Earnings to Fixed Charges

27.1 Financial Data Schedule - for the nine months ended September 30, 2000, for the six months ended June 30, 2000, and for the three months ended March 31, 2000

27.2 Restated Financial Data Schedule - for the twelve months ended December 31, 1999, for the nine months ended September 30, 1999, and for the six months ended June 30, 1999

27.3 Restated Financial Data Schedule - for the three months ended March 31, 1999, for the twelve months ended December 31, 1998, and for the twelve months ended December 31, 1997


* The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.