Form 10-K405
period 2000-12-31
WORLDCOM INC/GA//
filed 2001-03-30
CIK 723527

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-11258
                            ------------------------

                                 WORLDCOM, INC.

             (Exact name of registrant as specified in its charter)

                  GEORGIA                              58-1521612
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
     500 CLINTON CENTER DRIVE, CLINTON,                   39056
                MISSISSIPPI                            (Zip Code)
  (Address of principal executive offices)

                                 (601) 460-5600
              Registrant's telephone number, including area code:

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
              SERIES B CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was:

                 Common Stock, $.01 par value: $49,697,505,246

               Series B Convertible Preferred Stock: $26,963,248

    There were 2,886,027,760 shares of the registrant's common stock outstanding as of March 16, 2001, net of treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
Cautionary Statement Regarding Forward-Looking Statements.............         1

                                     PART I

Item 1.   Business....................................................         2
Item 2.   Properties..................................................        34
Item 3.   Legal Proceedings...........................................        34
Item 4.   Submission of Matters to a Vote of Security Holders.........        34

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................        35
Item 6.   Selected Financial Data.....................................        36
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................        53
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................        72
Item 8.   Financial Statements and Supplementary Data.................        74
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................        74

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........        75
Item 11.  Executive Compensation......................................        77
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................        81
Item 13.  Certain Relationships and Related Transactions..............        82

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................        83

Signatures............................................................        84

Index to Financial Statements and Financial Statement Schedule........       F-1

Exhibit Index.........................................................       E-1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

    (i) any statements contained or incorporated herein regarding possible or assumed future results of operations of WorldCom's business, anticipated cost savings or other synergies, the markets for WorldCom's services and products, anticipated capital expenditures, the outcome of Euro conversion efforts, regulatory developments or competition;

    (ii) any statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and

   (iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

    Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

    - possible effects of our recently announced proposals regarding the realignment of our businesses and the possible creation of tracking stocks;

    - the effects of vigorous competition;

    - the impact of technological change on our business, new entrants and alternative technologies, and dependence on availability of transmission facilities;

    - uncertainties associated with the success of acquisitions;

    - risks of international business;

    - regulatory risks in the United States and internationally;

    - contingent liabilities;

    - risks associated with Euro conversion efforts;

    - uncertainties regarding the collectibility of receivables;

    - risks associated with debt service requirements and interest rate fluctuations;

    - our financial leverage; and

    - the other risks referenced from time to time in WorldCom's filings with the Securities and Exchange Commission.

    Potential purchasers of WorldCom capital stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

    The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by WorldCom or persons acting on its behalf.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Organized in 1983, WorldCom, Inc., a Georgia corporation, provides a broad range of communications services to both U.S. and non-U.S. based businesses and consumers. We are a global communications company utilizing a strategy based on being able to provide service through our own facilities throughout the world instead of being restricted to a particular geographic location. We call this our "on-net" strategy. The on-net approach allows our customers to send data or voice communications across town, across the U.S., or to any of our networks in Europe or Asia, without ever leaving our networks. The on-net approach provides our customers with superior reliability and low operating costs. Our core business is communications services, which includes voice, data, Internet and international services. During each of the last three years, more than 90% of our operating revenues were derived from communications services.

    We serve as a holding company for our subsidiaries' operations. References herein to WorldCom include WorldCom and our subsidiaries, unless the context otherwise requires. Additionally, information in this document has been revised to reflect the stock splits of our common stock.

BUSINESS COMBINATIONS

    SKYTEL COMMUNICATIONS. On October 1, 1999, WorldCom acquired SkyTel Communications, Inc., pursuant to the merger of SkyTel Communications with and into a wholly owned subsidiary of WorldCom. Upon consummation of the SkyTel merger, the wholly owned subsidiary was renamed SkyTel Communications, Inc. SkyTel Communications is a leading provider of nationwide messaging services in the United States. SkyTel Communications' principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

    As a result of the merger with SkyTel Communications, each outstanding share of SkyTel Communications common stock was converted into the right to receive
0.3849 shares of WorldCom common stock, par value $.01 per share, or approximately 23 million WorldCom common shares in the aggregate. Holders of SkyTel Communications' $2.25 Cumulative Convertible Exchangeable Preferred Stock received one share of WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock for each share of SkyTel Communications preferred stock held.

    Upon effectiveness of the merger with SkyTel Communications, the then outstanding and unexercised options and warrants exercisable for shares of SkyTel Communications common stock were converted into options and warrants, respectively, exercisable for shares of WorldCom common stock having the same terms and conditions as the SkyTel Communications options and warrants, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 0.3849. The merger with SkyTel Communications was accounted for as a pooling-of-interests; and accordingly, WorldCom's financial statements for periods prior to the merger with SkyTel Communications have been restated to include the results of SkyTel Communications for all periods presented.

    MCI. On September 14, 1998, we acquired MCI Communications Corporation for approximately $40 billion, pursuant to the merger of MCI with and into a wholly owned subsidiary of WorldCom. Upon consummation of the MCI merger, the wholly owned subsidiary was renamed MCI Communications Corporation. MCI became a wholly owned subsidiary of WorldCom. Through the merger with MCI, we acquired one of the world's largest and most advanced digital networks, connecting local markets in the United States to more than 280 countries and locations worldwide.

    As a result of the merger with MCI, each outstanding share of MCI common stock was converted into the right to receive 1.86585 shares of WorldCom common stock or approximately 1.13 billion WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by British Telecommunications plc) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to British Telecommunications was obtained by WorldCom from (i) available cash as a result of our $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's Internet backbone facilities and wholesale and retail Internet business to Cable and Wireless plc for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert Communications Services to British Telecommunications for $1 billion in cash on September 14, 1998; and
(iv) availability under our commercial paper program and credit facilities.

    Upon effectiveness of the merger with MCI, the then outstanding and unexercised options exercisable for shares of MCI common stock were converted into options exercisable for an aggregate of approximately 125 million shares of WorldCom common stock having the same terms and conditions as the MCI options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.86585. The merger with MCI was accounted for as a purchase; accordingly, operating results for MCI have been included from the date of acquisition.

    EMBRATEL. On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A., Brazil's facilities-based national and international communications provider, for approximately R$2.65 billion (U.S. $2.3 billion). The purchase price was paid in local currency installments, of which R$1.06 billion (U.S. $916 million) was paid on August 4, 1998, R$795 million (U.S. $442 million) was paid on August 4, 1999, and the remaining R$795 million (U.S. $444 million) was paid on August 4, 2000. Embratel provides domestic long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, Internet, frame relay, satellite and packet-switched services. Operating results for Embratel are consolidated in the accompanying Consolidated Financial Statements and are included from the date of the merger with MCI.

    COMPUSERVE. On January 31, 1998, WorldCom acquired CompuServe Corporation for approximately $1.3 billion, pursuant to the merger of a wholly owned subsidiary of WorldCom, with and into CompuServe. Upon consummation of the merger with CompuServe Corporation, CompuServe Corporation became a wholly owned subsidiary of WorldCom.

    As a result of the merger with CompuServe Corporation, each share of CompuServe Corporation common stock was converted into the right to receive
0.609375 shares of WorldCom common stock or approximately 56 million WorldCom common shares in the aggregate. Prior to the merger with CompuServe Corporation, CompuServe Corporation operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet services to businesses. The merger with CompuServe Corporation was accounted for as a purchase; accordingly, operating results for CompuServe Corporation have been included from the date of acquisition.

    ANS. On January 31, 1998, we also acquired ANS Communications, Inc. from America Online, Inc. for approximately $500 million, and entered into five year contracts with AOL under which WorldCom and its subsidiaries provide network services to AOL. Additionally, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from WorldCom. WorldCom retained the CompuServe Network Services division. ANS provided Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan. The transaction with AOL was accounted for as a purchase; accordingly, operating results for ANS have been included from the date of acquisition.

    BROOKS FIBER PROPERTIES. On January 29, 1998, WorldCom acquired Brooks Fiber Properties, Inc. pursuant to the merger of a wholly owned subsidiary of WorldCom, with and into Brooks Fiber Properties. Upon consummation of the merger with Brooks Fiber Properties, Brooks Fiber Properties became a wholly owned subsidiary of WorldCom. Brooks Fiber Properties is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier, in selected cities within the United States. Brooks Fiber Properties acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers, Internet Service Providers, wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers for a broad array of high quality voice, data, video transport and other telecommunications services.

    As a result of the merger with Brooks Fiber Properties, each share of Brooks Fiber Properties common stock was converted into the right to receive 2.775 shares of WorldCom common stock or approximately 109 million WorldCom common shares in the aggregate. The merger with Brooks Fiber Properties was accounted for as a pooling-of-interests; and accordingly, our financial statements for periods prior to the merger with Brooks Fiber Properties have been restated to include the results of Brooks Fiber Properties.

    Upon effectiveness of the merger with Brooks Fiber Properties, the then outstanding and unexercised options and warrants exercisable for shares of Brooks Fiber Properties common stock were converted into options and warrants, respectively, exercisable for shares of WorldCom common stock having the same terms and conditions as the Brooks Fiber Properties options and warrants, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.775.

    MFS COMMUNICATIONS. On December 31, 1996, WorldCom, through a wholly owned subsidiary, merged with MFS Communications Company, Inc. Through the acquisition of MFS Communications, valued at approximately $12.5 billion, we acquired local network access facilities via digital fiber optic cable networks installed in and around major United States cities, and in several major European cities. We also acquired a network platform, which consists of owned transmission and switching facilities, and network capacity leased from other carriers primarily in the United States and Western Europe.

    As a result of the merger with MFS Communications, each share of MFS Communications common stock was converted into the right to receive 3.15 shares of WorldCom common stock or approximately 707 million WorldCom common shares in the aggregate. Each share of MFS Communications Series A 8% Cumulative Convertible Preferred Stock was converted into the right to receive one share of Series A 8% Cumulative Convertible Preferred Stock of WorldCom, or 94,992 shares of WorldCom Series A Preferred Stock in the aggregate. Each share of MFS Communications Series B Convertible Preferred Stock was converted into the right to receive one share of Series B Convertible Preferred Stock of WorldCom, or approximately 12.7 million shares of WorldCom Series B Preferred Stock in the aggregate. In addition, each depositary share representing 1/100th of a share of MFS Communications Series A Preferred Stock was exchanged for a depositary share representing 1/100th of a share of WorldCom Series A Preferred Stock.

    UUNET TECHNOLOGIES. On August 12, 1996, MFS Communications acquired UUNET Technologies, Inc. through a merger of a subsidiary of MFS Communications with and into UUNET. UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and value-added services to businesses, other telecommunications companies and online services providers.

                                    BUSINESS

    WorldCom provides a broad range of communications services to both U.S. and non-U.S. based businesses and consumers. We are a global communications company utilizing a strategy based on being able to provide service through our own facilities throughout the world instead of being restricted to a particular geographic location. We call this our "on-net" strategy. The on-net approach allows our customers to send data or voice communications across town, across the U.S., or to any of our networks in Europe or Asia, without ever leaving our networks. The on-net approach provides our customers with superior reliability and low operating costs. Our core business is communications services, which includes voice, data, Internet and international services. During each of the last three years, more than 90% of our operating revenues were derived from communications services.

    On November 1, 2000, we announced a realignment of our businesses with the distinct customer bases they serve. In addition, if approved by our shareholders, we will create two separately traded tracking stocks: WorldCom group stock, which is intended to track the separate performance of our data, Internet, international and commercial voice businesses; and MCI group stock, which is intended to reflect the performance of our consumer, small business, wholesale long distance, wireless messaging and dial-up Internet access businesses. If our shareholders do not approve the recapitalization we still intend to implement the realignment.

    Following are descriptions of the businesses attributed to each of the WorldCom group and the MCI group. Although we are describing these businesses separately for purposes of establishing our tracking stock structure and in order to give you a better understanding of the assets attributed to each group, the two groups are not separate legal entities.

    The assets attributed to the WorldCom group include all of our network assets except voice switches, which are used to forward audio and data information from one point to another, and dial-up Internet modems, and also include cash, investments, buildings, furniture, fixtures and equipment, and the goodwill, other intangible assets, other long-term assets and other current assets associated with the businesses attributed to the WorldCom group. The assets attributed to the MCI group include voice switches, dial-up Internet modems and the goodwill, other intangible assets, other long-term assets and other current assets associated with the businesses attributed to the MCI group. For a further discussion of the assets attributed to the groups and the allocation methods used to allocate the assets, see the management's discussion and analysis related to each group.

    Certain financial information about operations by segment and by geographic area for 1998, 1999 and 2000 is included in Note 15 of the Notes to Consolidated Financial Statements and is incorporated herein by reference. We believe that all material offices, facilities and equipment are generally in good condition and suitable for their intended purposes.

                           WORLDCOM GROUP OPERATIONS

OVERVIEW

    Our businesses attributed to the WorldCom group include:

    - data services such as frame relay, asynchronous transfer mode and Internet protocol networks. Each of these networks provides a system, requiring a standard format, to forward, or switch, video, data or audio information from one point to another;

    - Internet related services, including:

       - always-on connections to the Internet, which we refer to as dedicated access;

       - secure communication over the Internet allowing a business to link various sites and employees, which we refer to as a virtual private network;

       - high speed and always-on digital connections to the Internet, which we refer to as digital subscriber lines; and

       - web site management and web-enabled products which provide customers with the hardware, software and monitoring for their web sites;

    - the design, implementation and ongoing management of a customer's communications system;

    - commercial voice services; and

    - international communications services.

We believe we are positioned to use those global assets and our customer base to lead the new generation of fast growing, e-commerce and data-driven segments of the communications industry.

    The businesses attributed to the WorldCom group accounted for 58.2% of our revenues, 62.0% of our net income and 85.2% of our assets for the year ended December 31, 2000.

    We have extensive networks that connect metropolitan centers and various regions throughout the world. As of December 31, 2000, excluding our investment in Embratel Participacoes S.A., Brazil's facilities-based national and international communications provider, our networks that connect metropolitan centers covered approximately 56,500 route miles, with an additional 10,150 route miles of local connections to customers worldwide. We also had over 2,500 centers where our equipment connects to the local telephone company for call termination, which we call points of presence, 1,742 data switches, which forward information to its proper address, and connected 123 cities across North America, Europe, Latin America and Asia. Embratel provides interstate long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, satellite, Internet, frame relay and packet-switched services.

    Using our Internet protocol infrastructure, we intend to continue our expansion into high growth, next generation services, such as virtual private networks which use Internet protocol technology, web centers that allow customers to interact with sales and service agents over the Internet, the telephone or mail, and Internet content delivery services. We believe the breadth and scale of these services differentiate our offerings from those of our competitors and meet our customers' increasingly complex communications needs, highlighting the unique quality and reach of our networks.

    We are positioning the company for leadership in the high growth segments of our industry. Our proposed merger with Intermedia Communications and resulting controlling interest in Digex will provide us with a strong foothold in the expanding managed hosting arena. Managed hosting services include providing the computer hardware, software, network technology and systems management necessary to offer customers comprehensive outsourced web site hosting solutions. This position, combined with our extensive facilities-based network assets and corporate customer base, would create a strong competitor for e-commerce services and a platform for leadership in our target segments of U.S. and non-U.S. based corporations.

INDUSTRY

    For several years, the communications industry has been undergoing a dramatic transformation due to several factors including:

    - technological advances such as the Internet;

    - rapid development of new services and products;

    - the Telecommunications Act of 1996;

    - the deregulation of communications services markets in selected countries around the world; and

    - the entry of new competitors in existing and emerging markets.

    These are only a few of the forces impacting the communications industry today. However, each of these factors is driven by the rapid development of data services that are replacing traditional voice services. The development of frame relay, asynchronous transfer mode and Internet protocol networks has dramatically transformed the array and breadth of services offered by telecommunications carriers.

    The use of the Internet, including intranets and extranets, which are private, secure communications networks, has grown rapidly in recent years. This growth was driven by a number of factors, including the large and growing installed base of personal computers, improvements in network architectures, increasing numbers of network-enabled applications, the emergence of compelling content and commerce-enabling technologies, and easier, faster and cheaper Internet access. Consequently, the Internet is now an important new global communications and commerce medium. The Internet represents an opportunity for enterprises to interact in new and different ways with both existing and prospective customers, employees, suppliers and partners. Enterprises are responding to this opportunity by substantially increasing their investment in Internet sites and services.

    The market for data communications and Internet access and related products is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. We believe that the Transmission Control Protocol/IP, where we use fiber optic or copper-based telecommunications infrastructure, will continue to be the primary protocol and transport infrastructure for Internet-related services. Transmission Control Protocol/IP combines two protocols, transmission control protocol and Internet protocol, to establish a connection between two devices so that streams of data can be sent between them. Emerging transport alternatives include wireless cable modems and satellite delivery of Internet information. Alternative protocols, which are proprietary or allow systems using different formats to transfer data to communicate with each other, have been and are being developed. We are also participating in trials of next generation, more advanced technology.

    Developments in technology are further increasing the capacity and lifespan of previously deployed fiber optic cables. Throughout 2001, we plan to deploy high capacity broadband systems and fiber optic systems, both of which function to connect different networks, and long distance transmission systems which are not subject to signal deterioration. These network investments result in reduced regeneration requirements for long distance transmissions and higher bandwidth capacity from existing fiber optic cables which enhances our ability to serve global businesses cost effectively.

STRATEGY

    Our objective is to use our strategic assets and customer base to be a leader in each of our target segments and deliver long-term sustainable growth. Key elements of our strategy include:

    TARGET HIGH GROWTH DATA BUSINESSES: Our strategy is to focus primarily on high growth and high value-added data services that we can provide utilizing our extensive, high quality global networks. This should decrease our reliance on traditional voice services, which are experiencing intense pricing pressures.

    CONTINUE OUR FOCUS ON CORPORATE ENTERPRISES: We are realigning our businesses with the customer bases they serve. We expect to further focus our resources, including assets, technical expertise and marketing skills, to better serve and grow our presence with corporate enterprise customers.

    RAPIDLY DEPLOY WEB HOSTING SERVICES: We will quickly take advantage of the web hosting and managed data capabilities of Digex to be acquired through the proposed merger with Intermedia. By combining Digex's comprehensive portfolio of hosting products with our extensive networks and customer relationships, we expect to obtain a significant market position from which to rapidly grow our data services revenues.

    AGGRESSIVELY EXPAND VIRTUAL PRIVATE NETWORK SERVICES USING INTERNET
PROTOCOL: Virtual private networks are private corporate communications networks and are quickly replacing private lines as the cost effective and flexible solution of choice for mid-sized and large corporate enterprises. We view this segment as a key contributor to our future growth and an integral part of our high-value service strategy. With over 2,500 points of presence, we intend to leverage the global reach and quality of our networks to capitalize on this high growth and high margin segment.

    TARGET WEB CUSTOMER CENTER OPPORTUNITIES: As part of our strategy to target emerging growth data services segments, we expect to aggressively expand our web customer center services. We expect the need for these services to grow in line with the rapid growth of the Internet and e-commerce. We will capitalize on this trend by using our customer relationships, networks and expertise in this area to remain at the forefront of high growth opportunities.

    MAINTAIN LEADERSHIP IN INTERNET DATA TRANSPORT AND ACCESS: We intend to remain at the forefront of Internet protocol implementation worldwide. We expect Internet protocol services such as virtual private networks and e-business applications to proliferate and will use our tradition of pioneering innovative Internet infrastructure services to continuously expand our Internet value-added services.

    EXPAND GLOBALLY: We intend to leverage and further expand our global networks in line with our customers' expansion internationally and the rapid growth in cross-border communications. We expect to see continued rapid expansion in international communications markets and we believe that our global networks reaching across North America, Brazil, Europe and our current build-out in Asia will position us to capitalize on this growth.

    UTILIZE OUR EXTENSIVE NETWORKS: We will continue to utilize our networks to benefit our customers and reduce our costs. The global reach and quality of our networks enable us to provide complex services at low operating costs as a result of our facilities-based, on-net approach. The on-net approach allows our customers to send data streams or voice traffic locally, across the United States, or to any of our facilities-based networks in Europe or Asia, without ever leaving our networks. We believe this approach lowers our operating costs and provides our customers with superior reliability and quality of service. Our networks are also highly adaptable for future capacity expansions at lower per unit costs, and are designed to cost-effectively integrate future generations of optical-networking components to enhance efficiency and quality.

DESCRIPTION OF SERVICES

    We provide a broad range of enhanced data and voice communications and managed network services through our direct commercial sales force of approximately 8,000 people, excluding Embratel's sales force of approximately 700 people. Core services include data services, Internet services, commercial local and long distance voice communications and international communications services.

    According to a Gartner Dataquest report, "E-Data Services North America 2000" authored by Charles Carr, "The total data services market in the United States in 1999 is estimated to be US $36.5 billion, increasing robustly at a
24.7 percent compound annual growth rate (CAGR) to US $109.8 billion in 2004." Domestic connections using Internet protocol technology are expected to grow at an annual rate of approximately 27% from $13.5 billion in 1998 to approximately $46.3 billion by 2003, according to market studies by Probe Research. Much of the growth is expected to result from increased demand for e-mail, web hosting services, e-commerce, collaborative workflow and real-time video services and applications. We believe that most of the growth in data communications will be driven by corporations' demand for high quality and scalable Internet-based infrastructure and services, including web hosting and other managed network services. We are well positioned to capitalize on these growth opportunities and to shape the future of global digital communications due to our network, global customer base, tradition of innovation and corporate strategy to target and lead the high end of data-driven emerging communications segments.

    DATA SERVICES

    The ability of businesses to transmit data within their company or outside to business partners is a critical function today. Over the last 10 years, businesses made significant investments in software development and equipment purchases to effectively process and transmit this data and information. The Internet also introduced yet another means to communicate digitally worldwide.

    We continue to make significant investments in network technologies to satisfy the continuing demand in high bandwidth data processing. Our global frame relay, asynchronous transfer mode and Internet protocol networks provide a full spectrum of public and private network options for any data transmission requirement. The ability to interconnect and to increase the bandwidth capacity of these networks protects customers' existing investments in established networks while taking advantage of the newest technologies.

    Frame Relay: Frame relay is a high-speed communications technology that divides the information into frames or packets. Each frame has an address that the network uses to determine the destination of the frame. The frames travel through a series of switches within the frame relay network to arrive at their destination. This technology gives businesses a cost-effective, flexible way to connect local area networks, system network architecture, voice, and Internet protocol-based applications. Local area networks are computer networks which span a relatively small area and system network architecture is a protocol for connecting computers.

    Our frame relay service, which is operated over our own facilities, is available in 26 countries and is supplemented by network-to-network interface partnerships that reach additional locations worldwide. These networks allow us to provide our customers around the globe with the highest quality standards of service.

    Asynchronous Transfer Mode: Our on-net asynchronous transfer mode service is a technology and protocol structure that integrates data, voice, and video over a single communications network while offering a variety of access speeds and multiple service categories. Asynchronous transfer mode technology is able to service both the local area networks and wide area networks, which are computer networks spanning a large geographic area, providing scalability for users' current and future needs.

    Our asynchronous transfer mode services use our highly redundant OC-48 backbone to obtain these networking advantages. OC-48 refers to a type of high speed optical carrier and backbone refers to the network connecting the system. These public data networking services offer a number of different access speeds and support multiple classes of service to meet customers' application needs. The nature of the services provides users with the security and control of a private network, plus the flexibility and economies of a public network. Our asynchronous transfer mode services allow for the consolidation of applications into a single network service, reducing network, equipment and operational costs.

    Data services revenue grew by approximately 27.0%, to $7.4 billion or 18.9% of WorldCom total revenues, for the year ended December 31, 2000, from $5.8 billion, or 16.2% of WorldCom total revenues, during the same period in 1999.

    INTERNET SERVICES

    As a leading Internet backbone provider, we offer a comprehensive range of Internet access and value-added options, applications and services tailored to meet the needs of businesses and other telecommunications providers. Our Internet products and services include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting, electronic commerce and transaction services (such as web centers and credit card transaction processing) and wireless Internet access.

    INTERNET ACCESS AND TRANSPORT: Our Internet infrastructure is based on our OC-192c and OC-48c optical networks which use a combination of asynchronous transfer mode, frame relay and router technologies at the transport layer for both metropolitan and inter-regional connectivity. This network infrastructure enables customers to access the Internet through dedicated lines. Once connected, the customer's traffic is routed through our networks to the desired Internet location, whether on our networks or elsewhere on the Internet.

    Through our networks, we offer the following access products to our customers:

    - full, partial or shadow high speed T1 / T3 connections;

    - Internet gateway services which provide the hardware and software to link a customer's network to the Internet;

    - frame relay to Internet protocol connections;

    - asynchronous transfer mode to Internet protocol connections;

    - digital subscriber line; and

    - metropolitan area exchanges asynchronous transfer mode.

    These access options provide the variety of bandwidth choices required for all business types and sizes.

    VIRTUAL PRIVATE NETWORKS: We provide virtual private networks on public and shared environments for small and large customers. Our customers use virtual private networks to connect their corporate intranets, data centers, remote users, and the World Wide Web via the public Internet.

    Our virtual private network service, called UUSecure, includes built-in encryption, bandwidth prioritization and 24-hour centralized management and monitoring services. UUSecure is already available in 18 countries, with significant expansion planned.

    WEB HOSTING FOR BUSINESSES AND APPLICATION SERVICE PROVIDERS: We are a leading provider of web hosting services to businesses operating mission-critical, multi-functional web sites and also offer related value-added services, such as:

    - web site management products, such as Windows NT and UNIX managed servers;

    - integrated business solutions, such as e-commerce, business intelligence and office solutions; and

    - enterprise and professional services, such as stress testing and customized web site activity reporting.

    We deliver our services from geographically distributed, advanced Internet data centers that are connected to our dedicated and redundant UUNET Internet backbone network. Our tailored solutions are designed to integrate with existing enterprise systems architectures and to enable customers to outsource the monitoring, administration and optimization of their equipment, applications and overall Internet operations.

    In September, 2000, we entered into a definitive merger agreement with Intermedia. We expect the merger to be completed in the second quarter of 2001. As a result of this merger, WorldCom will acquire a controlling interest in Digex, a provider of managed web and application hosting services for some of the world's fastest growing companies. This merger will support our web hosting expansion by providing a comprehensive portfolio of hosting products and services for mid-sized and large businesses. These services enable businesses to more efficiently deliver their application services to their customers over the Internet. Digex also offers related services, such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization.

Digex's services include providing the computer hardware, software, network technology and systems management necessary to offer our customers comprehensive outsourced web site hosting solutions.

    Digex's server hosting and Internet connection services are offered through its advanced data centers. Today, these data centers cover over 200,000 square feet of space and deploy advanced security systems. Within these centers, Digex provides the services and expertise to ensure secure, adaptable, high-performance operation of web sites 24 hours a day. Digex continues to upgrade its networks in order to accommodate expected traffic growth. Its managed services include performance monitoring, site management reports, data backup, content delivery and management services, security services and professional services. These services provide the foundation for high performance, availability, adaptability and reliability of customers' mission-critical Internet operations. In addition, Digex integrates technologies from leading vendors with our industry expertise and proprietary technology.

    Through a resale agreement completed in November 2000, we are able to sell Digex services to our customer base prior to the close of the Intermedia merger. Our combination will:

    - combine Digex's range of managed, enterprise and portal hosting solutions with our worldwide, facilities-based networks and relationships with leading businesses around the globe;

    - enable us to offer key solutions for emerging and established Internet-based businesses and web sites as well as established businesses who are leveraging e-business to open new markets, lower costs, improve customer satisfaction and broaden distribution;

    - focus our capital investments in one of the industry's fastest growing segments; and

    - enable us to strategically integrate Intermedia's network facilities to improve our local presence in select key markets.

    With this merger, we believe we will accelerate our ability to provide managed web and application hosting services--one of the highest growth markets in the industry--by acquiring the tools to provide premier web hosting products and services that customers are demanding. We offer a comprehensive suite of access, transport and applications solutions to customers around the globe.

    WEB CENTERS: Our web center products, which we are currently testing and expect to introduce in mid 2001, are unified, web-enabled solutions that allow customers to interact with sales and service agents using multiple contact mediums--e-mail, chat, online collaboration, call back request, voice mail and voice recognition, wireless device support, fax, or traditional toll-free calls and mail. Customers can order, integrate, maintain, use, monitor, report and manage customer contacts through a browser-based interface that we provide.

    Internet services revenue grew by approximately 58.7%, to $2.5 billion, or 6.3% of WorldCom total revenues, for the year ended December 31, 2000, from $1.6 billion, or 4.3% of WorldCom total revenues, during the same period in 1999.

    WIRELESS INTERNET ACCESS: We provide the Internet protocol network backbone for Metricom's Richochet wireless service. Metricom's wireless Internet service, introduced in select markets in October 2000, represents one of the first commercial rollouts of complete mobile wireless broadband Internet access. The service offers business users an always-on, low cost, fully compatible and complete mobile Internet access technology.

    The service offers Internet access at 128 kbps. The network is based on an architecture that uses a combination of unlicensed spectrum as well as licensed spectrum. The network is comprised of wireless modems that the users attach to any PC or handheld computer, and Metricom's wireless network of small shoebox-sized radio transceivers, typically mounted to streetlights or utility poles every quarter-to half-mile in a mesh network. The end-user wireless modems communicate with the radios and on wired access points. The wired access points collect the information and transmit it on a wired Internet protocol network backbone that enables users to reach the Internet or a corporate network. Each wired access point and the radios that support it can handle thousands of subscribers.

    Our wireless Internet services enhance and complement the existing wireless and messaging services available from us, and are a key component of our focus on high-growth data, Internet and wireless services. The service ties not only to our UUNET backbone for Internet protocol access, but also provides an extension of our virtual private network strategy for customers that want secure access to corporate intranets.

    COMMERCIAL LOCAL AND LONG DISTANCE VOICE COMMUNICATIONS

    We provide a single source for integrated local and long distance telecommunications services and facilities management services to businesses, government entities and other telecommunications companies.

    The market for local exchange services consists of a number of distinct service components. These services include:

    - local network services, which generally include basic dial tone charges and private line services;

    - network access services, which consist of the local portion of long distance telephone calls; and

    - long distance network services.

    We also offer a broad range of related services that enhance customer convenience, add value and provide additional revenue sources. Advanced toll-free services offer features for caller and customer convenience, including a variety of call routing and call blocking options, customer reconfiguration, termination overflow to switched or dedicated lines, dialed number identification service, real-time automatic number identification and flexible after-hours call handling services.

    Business local and long distance voice services revenue was $7.0 billion, or 18.0% of WorldCom total revenues, for the year ended December 31, 2000, versus $7.4 billion, or 20.7% of WorldCom total revenues, during the same period in 1999.

    INTERNATIONAL OPERATIONS

    Our global strategy is enabled by the position of the company as an owner of telecommunications infrastructure throughout Europe, Asia and North America. Our international strategy is to use this foundation to design and deliver product sets and features globally so that multinational enterprises enjoy a consistency in service performance regardless of geography.

    We provide switched voice, private line and/or value-added data services over our own facilities and leased facilities in the United Kingdom, Germany, France, the Netherlands, Sweden, Switzerland, Belgium, Italy, Ireland, Luxembourg, Denmark, Austria, Norway and Spain. We operate metropolitan digital fiber optic networks in London, Paris, Frankfurt, Hamburg, Dusseldorf, Amsterdam, Rotterdam, Stockholm, Brussels, Zurich, Dublin, Birmingham, Edinburgh, Lyons, Marseille, Lille and Strasbourg. We also offer international services over leased facilities in selected Asian markets, including Australia, Japan, Hong Kong, Singapore, New Zealand, Indonesia, Malaysia, Thailand, Philippines, Taiwan and South Korea. We were granted authority in the first quarter of 1998 to serve as a local and international facilities-based carrier in Australia and Japan and now operate metropolitan digital fiber optic networks in Sydney and Tokyo.

    Data centers are being deployed throughout Europe and Asia, interconnected with the global networks, allowing us to expand into new business areas using our worldwide telecommunications infrastructure as the platform for technology and service expansion.

    Our investment in Embratel further extends our local-to-global-to-local strategy. Embratel's business consists principally of providing intra-regional long distance, inter-regional long distance and international long distance telecommunications services as well as data communications, text, Internet services and mobile satellite and maritime communications services. Embratel operates under a domestic long distance concession and an international long distance concession granted by Brazil's

Agencia Nacional de Telecomunicacoes. We have a 51.79% voting interest and a 19.26% economic interest in Embratel.

    Revenues from international operations grew by approximately 33.7%, to $5.9 billion, or 15.0% of WorldCom total revenues, for the year ended December 31, 2000, from $4.4 billion, or 12.2% of WorldCom total revenues, during the same period in 1999.

FACILITIES

    NETWORKS

    We own domestic long distance, international and multi-city local service fiber optic networks with access to additional fiber optic networks through lease agreements with other carriers. Additionally, we own and lease trans-oceanic cable capacity in the Atlantic and Pacific oceans.

    Deployed in business centers throughout the United States, Western Europe, the United Kingdom, Australia and Japan, our local networks are constructed using a closed loop which is referred to as ring topology. Transmission networks are based on optical network equipment. Network backbones and local networks are installed in conduits owned by us or leased from third parties such as utilities, railroads, long distance carriers, state highway authorities, local governments and transit authorities. Lease arrangements are generally executed under multi-year terms with renewal options and are non-exclusive.

    The long distance networks are protected by systems that are capable of restoring backbone traffic in the event of an outage in milliseconds. In addition, long distance switched traffic is dynamically rerouted via switch software to any available capacity to complete calls.

    To serve customers in buildings that are not located directly on the fiber networks, we utilize leased T-3s, T-1s or local connections obtained from the traditional phone companies, competitive local exchange carriers and other carriers who serve these buildings.

    Our Internet infrastructure is based on our OC-192c and OC-48c optical networks which use a combination of asynchronous transfer mode, frame relay and router technologies to transport data.

    We are deploying technology that integrates a business' wide area networks with the public switched telecommunications network utilizing voice-over-Internet protocol gateways and session initiated protocol, which will provide businesses with a wide range of Internet voice and messaging services.

    The WorldCom group is allocated an expense and the MCI group is allocated a corresponding decrease in costs for the use by the WorldCom group of the business voice switches attributed to the MCI group. The expense is equal to a proportion, based on usage, of the MCI group's related costs. All other material transactions between the groups are intended to be on an arm's-length basis.

    Internationally, we own or lease fiber optic capacity on most major international undersea cable systems in the Pacific and Atlantic Ocean regions. In the first quarter of 1998, we, together with our joint venture partner
Cable & Wireless, placed into service a high capacity digital fiber optic undersea cable between the United States and the United Kingdom. We also own fiber optic capacity for services to the former Soviet Union Republics, Central America, South America and the Caribbean. Furthermore, we own and operate 28 international gateway satellite earth stations, which enable us to extend public switched and private line voice and data communications to and from locations throughout the world.

    Our network statistics, excluding Embratel, are as follows:


                                                               DECEMBER     DECEMBER
                                                                 31,          31,
                                                                 1999         2000
                                                              ----------   ----------
Domestic and international long distance route miles........     55,163        56,496
Local domestic and international route miles................      9,323        10,153
Voice grade equivalents.....................................  33,060,614   65,537,123
Buildings connected.........................................     48,961        61,674
Telecom collocations........................................        429           477

    Embratel owns the largest long distance telecommunications network in Latin America providing both national and international telecommunications services. It is the main provider of high-speed data transmission in Brazil, with the largest network of broadband fiber optic transmission systems, with a total installed national transmission capacity of 90Gbps, covering approximately
1.7 million fiber miles as of December 31, 2000.

    DATA NETWORK SWITCHING

    Our asynchronous transfer mode networks utilize our intracity fiber connections to customers, asynchronous transfer mode switches and high-capacity fiber optic networks. Asynchronous transfer mode is a switching and transmission technology based on encapsulation of information in short (53-byte) fixed-length packets or "cells." Asynchronous transfer mode switching was specifically developed to allow simultaneous switching and transmission of mixed voice, data and video (sometimes referred to as "multimedia" information at various rates of transmission). In addition, characteristics of asynchronous transfer mode switching allow switching information to be directly encoded in integrated circuitry rather than in software.

    Our frame relay networks utilize our owned and maintained frame relay switches and our high-capacity fiber optic networks to provide data networking services to commercial customers. Networking equipment at customer sites connects to our frame relay switches which in turn are connected to each other via our extensive fiber optic networks. Frame relay utilizes variable length frames of data to transport customer data from one customer location across our networks to another customer location. Customers utilize the frame relay technology to support traditional business applications such as connecting local networks and financial applications.

RATES AND CHARGES

    Domestic and international business services originating in the United States are primarily billed in six-second increments; other rate structures bill in 18, 30 or 60 second increments. Switched voice services originating in international markets are billed in increments subject to local market conditions and interconnect agreements. Switched long distance services are billed in arrears, with monthly billing statements itemizing date, time, duration and charges. Local charges may be billed in arrears or in advance. Fixed recurring charges are billed in advance while metered charges are billed in arrears. Data services are generally billed a fixed rate per circuit and, depending on the service, a separate fixed network port charge. Data service rates are based on the speed of transmission, and depending on the service type, may be billed in arrears or in advance. Private line services are billed monthly in advance, with the invoice indicating applicable rates by circuit. Our rates are generally designed to be competitive with those charged by other long distance and local carriers.

    Our Internet access options are sold in the United States and in many foreign countries for both domestic and global Internet services. Prices vary, based on service type. Due to various factors, such as available telecommunications technology, foreign government regulation and market demand, the service options offered outside of the United States vary as to speed, price and suitability for various purposes.

    Embratel's rates for most telecommunications services are subject to final regulatory approval, to which Embratel submits requests for rate adjustments. Embratel's rates for domestic and international long distance service are regulated and are uniform throughout Brazil. The majority of Embratel's revenues from data communications are provided by monthly line rental charges for private leased circuits. The balance consists mainly of charges for access to the only data transmission network and measured charges based on the amount of data transmitted.

SALES AND MARKETING

    We market our business communications services primarily through a direct sales force targeted at markets defined by both communications needs and geographies. Our commercial sales force of approximately 8,000 people, excluding Embratel's 700 people, also provides advanced data specialization for the domestic and international marketplaces, including private line services.

    Our sales force can be grouped loosely into three channels. The first targets small to large U.S.-centric enterprises in the U.S. The second addresses the same small to large enterprises outside the U.S. The third channel serves the largest 1,000 multinational corporations with a unified sales and service organization that mirrors the customers' own operations.

    In each of our geographic markets, we employ full service support teams that provide our customers with prompt and personal attention. Our localized management, sales and customer support are designed to engender a high degree of customer loyalty and service quality.

    In addition, we expect to launch in the second quarter of 2001 an online sales and support channel that will complement our activities to reach smaller U.S.-based businesses. This web-based channel will offer a suite of basic data and voice services in a cost-efficient manner.

COMPETITION

    The telecommunications industry is extremely competitive, and we expect that competition will intensify in the future. We face substantial competition in each of our business segments. Some of our existing and potential competitors have financial and other resources significantly greater than ours. Moreover, some of these providers presently enjoy advantages as a result of their historic monopoly control over local exchange facilities. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors. A number of traditional and emerging competitors, including AT&T, Cable & Wireless, Genuity, Global Crossing, Level 3, Qwest, Sprint and Williams, have made significant investments in advanced fiber optic network facilities. In addition to voice and data competition from long distance service competitors, a number of facilities-based competitive local exchange carriers and cable television multi-system operators plan to offer local telecommunications services in major U.S. cities over their own facilities or through resale of the local exchange carriers' or other providers' services.

    Increasingly, we also must compete with equipment vendors and consulting companies in emerging Internet service markets. Companies, including Cisco, Accenture and IBM, obtained or expanded their Internet-based services as a result of network deployment, acquisitions and strategic investments. We expect these acquisitions and strategic investments to increase, thus creating significant new competitors. Furthermore, we expect these firms to devote greater resources to develop new competitive products and services and to market those and existing products and services.

    Overseas, we compete with new entrants as well as with incumbent providers, some of which still are partially government-owned, have special regulatory status along with the exclusive rights to provide services, and virtually all of which have historically dominated their local, domestic long distance and international services business. These incumbent providers enjoy numerous advantages including existing facilities, customer loyalty, and substantial financial resources. We often must rely on facilities or termination services from these incumbent providers. We also compete with other service providers, some of which are affiliated with incumbent providers in other countries. We devote extensive resources to obtaining regulatory approvals necessary to operate overseas, and to obtain access to and interconnect with the incumbent's network on a non-discriminatory basis. In Europe, we compete directly with companies such as British Telecom, Deutsche Telekom, Cable & Wireless, France Telecom, and Equant (in which France Telecom recently announced plans to acquire a controlling interest), global telecommunications alliances such as Concert and KPNQwest and regional Internet service providers such as Terra, Oleane, and Demon Internet Limited.

    The development of new technologies and increased availability of domestic and international transmission capacity may also give rise to new competitive pressures. For example, even though fiber optic networks, such as those used by us, are now widely used for long distance transmission, it is possible that the desirability of these networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new routing and switching technologies, new services, and increasing wireless, satellite and fiber optic transmission capacity for services similar to those provided by us. We cannot predict with certainty which of many possible future product and service offerings will help maintain our competitive position or what expenditures will be required to develop and provide these products and services. Nor can we predict whether valuable spectrum licenses will be affected by regulatory decisions to re-allocate spectrum for other uses, or whether current deployment plans for our MMDS services will be sustainable if spectrum reallocation occurs.

    Under the Telecom Act and ensuing federal and state regulatory initiatives, many barriers to local exchange competition are being eliminated. The introduction of competition, however, also establishes, in part, the ability of the traditional phone companies to provide inter-LATA long distance services within a particular region. Local access and transport area, or LATA, refers to an area within a geographic region. To date, the FCC has granted applications by Verizon for the state of New York and by SBC for Texas, Kansas and Oklahoma to provide in-region inter-LATA services. We believe the traditional phone companies will continue to seek to enter these markets given their ownership of extensive facilities in their local service regions, their long-standing customer relationships and their very substantial capital and other financial resources. As the traditional phone companies are allowed to offer in-region long distance services in additional states, they will be in a position to offer single source local and long distance service similar, if not superior, to that being offered by us. We expect that increased competition will result in additional pricing and margin pressures in the domestic telecommunications services business. Indeed, competition has already significantly reduced consumer long distance pricing, and as a result negatively affected the profitability of traditional service providers. As rates stabilize, we expect to compete effectively as a result of our innovation, quality and diversity of services, our ability to offer a combination of services, and our level of customer service.

    As noted, we offer data communications and Internet-based services, including web hosting, collocation services, virtual private network services, dedicated and wholesale Internet access, and related services. This is an extremely competitive business and we expect that competition will intensify in the future. We believe that the ability to compete successfully in this arena depends on a number of factors, including:

    - industry presence;

    - the ability to expand rapidly;

    - the capacity, reliability and security of network infrastructure;

    - ease of access to and navigation on the Internet;

    - the pricing policies of our competitors and suppliers;

    - the timing of the introduction of new products and services by us and our competitors;

    - our ability to support industry standards; and

    - industry and overall economic trends.

Our success will depend heavily upon our ability to provide high quality data communications services, including Internet connectivity and value-added Internet services, at competitive prices.

    Before the Brazilian telecom system reform, Embratel was the exclusive provider of interstate and international long distance services in Brazil, although it was subject to indirect competition from a number of sources. The companies organized under Telecomunicacoes Brasileiras S.A., Telebras were the exclusive providers of intrastate and local telephone services. However, since 1995, Brazil has been adopting sweeping regulatory changes intended to open the telecommunications market to competition.

    Under the 1997 General Telecommunications Law and the General Grant Plan, the Ministry of Communications was required to privatize the Telebras system. According to the privatization model, the Brazilian states were divided among three regions and the Telebras companies, which provided services in each of these states, were grouped under three holding companies and granted concessions to provide local and intra-regional long distance services within one of the three regions. On June 2, 1998, Embratel was granted concessions to provide domestic long distance (intra-regional and inter-regional) and international services. The privatization occurred on July 29, 1998, but only on July 3, 1999, with the introduction of the carrier selection code, Embratel became subject to competition in the intra-regional long distance markets.

    The General Law and the General Grant Plan also required the regulator, Anatel, promptly after the privatization, to auction the mirror authorizations for the provision of local and intra-regional long distance telephone services in each of the three regions, and one mirror authorization for the provision of intra-regional, inter-regional and international long distance telephone services.

    Embratel has three competitors in the north east region for the provision of intra-regional long distance services (the north east incumbent provider, the north east mirror authorization holder (Vesper, formerly known as Canbra), and the national long distance mirror authorization holder (Intelig)); three competitors in the south region for the provision of the intra-regional long distance services (the south incumbent provider, Global Village Telecom and Intelig); and three competitors in the Sao Paulo State region for the provision of inter-regional long distance services (the Sao Paulo State incumbent provider, Vesper and Intelig).

    Beginning in 2002, Anatel may grant an unlimited number of additional authorizations for the provision of local and intra-regional, inter-regional and international long distance telephone services.

EMPLOYEES

    Through our businesses attributed to the WorldCom group, excluding Embratel, we employed a total of approximately 59,000 full and part-time personnel as of March 16, 2001, approximately 450 of whom are represented by organized labor organizations. As of March 16, 2001, Embratel employed approximately 12,200 full and part-time personnel. We consider our relationship with these employees to be good.

PATENTS, TRADEMARKS, TRADENAMES AND SERVICE MARKS

    We actively pursue the protection of intellectual property rights in the United States and relevant foreign jurisdictions. Our continuing efforts have produced numerous issued patents and pending patent applications on innovative technology.

    All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group is allocated an expense and the WorldCom group is allocated a corresponding decrease in costs for use by the MCI group of the MCI tradenames based on the following schedule:

                              2001: $27.5 million

                              2002: $30.0 million

                              2003: $35.0 million

                              2004: $40.0 million

                              2005: $45.0 million

    Any renewal or termination of use of the MCI tradename by the businesses attributed to the MCI group will be subject to the general policy that our board of directors will act in the best interests of WorldCom. For purposes of preparing the historical financial statements for the WorldCom group filed as exhibits to this Form 10-K, costs related to the MCI tradenames allocated to the WorldCom group were decreased by $27.5 million per annum since the date of acquisition of MCI, for use of the MCI tradenames by the MCI group.

REGULATION

    We are involved in legal and regulatory proceedings that are incidental to our business and have included loss contingencies in other current liabilities and other liabilities for these matters in the WorldCom group's financial statements. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to us. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on the WorldCom group's combined results of operations or financial position.

    GENERAL

    We are subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Our subsidiaries must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects us to price cap or rate of return regulation, nor are we currently required to obtain FCC authorization for installation or operation of our network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution services, wireless communications service and terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of our international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

    DOMESTIC

    In August 1996, the FCC established nationwide rules pursuant to the Telecom Act designed to encourage new entrants to compete in local service markets through interconnection with the traditional phone companies, resale of traditional phone companies' retail services, and use of individual and combinations of unbundled network elements, owned by the traditional phone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." Implementation of these rules has been delayed by various appeals by traditional phone companies. In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue the rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that traditional phone companies make specific unbundled network elements available to new entrants. The traditional phone companies have sought reconsideration of the FCC's order and have petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. The traditional phone companies also petitioned for review of the FCC's rules for pricing unbundled network elements in the United States Court of Appeals for the Eighth Circuit which, in July 2000, invalidated the portion of those rules that mandated that the pricing be based on a forward-looking cost methodology which calculates costs by reference to efficient technology and design choices. At the request of various parties, including us, the Supreme Court will review the Eighth Circuit's decision. A ruling from the Supreme Court is expected in early 2002.

    The Telecom Act requires traditional phone companies to petition the FCC for permission to offer long distance services for each state within their region.
Section 271 of the Act provides that for these applications to be granted, the FCC must find, among other things, that the traditional phone company has demonstrated that it has met a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional phone company applications and it has granted four: Verizon's for New York and SBC's for Texas, Kansas and Oklahoma. Currently, an application is pending before the FCC by Verizon for Massachusetts. Other applications may be filed at any time. We have challenged, and will continue to challenge, any application that does not satisfy the requirements of Section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional phone companies' operations support systems. In addition, several bills have been introduced in Congress that would have the effect of allowing traditional phone companies to offer in-region long distance data services without satisfying Section 271 of the Act or of making it more difficult for competitors to resell traditional phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these bills.

    In August 1998, the FCC ruled that the interconnection, unbundling, and resale requirements imposed on traditional phone companies by the Telecom Act, as well as the prohibition on traditional phone company provision of in-region long distance services, apply to advanced telecommunication services such as digital subscriber line technology. U S West petitioned for review of this order in the United States Court of Appeals for the D.C. Circuit which, at the request of the FCC, remanded the case for further administrative proceedings. In December 1999, the FCC reaffirmed its order, but reserved ruling on whether these obligations apply to traffic jointly carried by a traditional phone company and a competitive local exchange carrier to an Internet service provider which self-provides the transport component of its Internet access services. The order also found that digital subscriber line-based advanced services used to connect Internet service providers to their subscribers to facilitate Internet-bound traffic ordinarily constitute exchange access service. In
January 2000, we petitioned for review of this latter aspect of the FCC's order in the United States Court of Appeals for the D.C. Circuit and a decision from the court is pending.

    In November 1999, the FCC's Pricing Flexibility Order, which allowed price-cap regulated traditional phone companies to offer customer specific pricing in contract tariffs, took effect. Price-cap regulated traditional phone companies can now offer access arrangements with contract-type pricing in competition with long distance carriers and other competitive access providers, who have previously been able to offer this pricing for access arrangements. As traditional phone companies experience increasing competition in the local services market, the FCC will grant increased pricing flexibility and relax tariffing requirements for access services. The FCC also is conducting a proceeding to consider additional pricing flexibility for a wider range of access services. We petitioned for review of the Pricing Flexibility Order in the United States Court of Appeals for the D.C. Circuit, and in an opinion entered February 2, 2001, the court denied these petitions and affirmed the FCC's order.

    In July 1999, the United States Court of Appeals for the Fifth Circuit reversed in part the FCC's May 1997 universal service decision. Among other things, the court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the FCC could not force the traditional phone companies to recover their universal service contributions through interstate access charges. In November 1999, the FCC implemented the Fifth Circuit's decision. AT&T has petitioned for review of this FCC order in the United States Court of Appeals for the Fifth Circuit, and we have intervened in support of AT&T. Pending reconsideration petitions at the FCC seek retroactive treatment for implementation of the remand order. The FCC has released two additional universal service orders, which provide for federal support for non-rural high cost areas. Petitions for review of both orders were filed in the United States Court of Appeals for the Tenth Circuit.

    In March 1999, the FCC sought public comments on its tentative conclusion that loop spectrum standards should be set in a competitively neutral process. In December 1999, the FCC concluded that traditional phone companies should be required to share primary telephone lines with competitive local exchange carriers, and identified the high frequency portion of the loop as a network element. In February 2000, U S West and the United States Telephone Association petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit; the court held the case in abeyance pending reconsideration at the FCC. On January 19, 2001, the FCC issued its order on reconsideration which again is favorable to WorldCom and other firms seeking to gain access to the high bandwidth portion of the local loop. More specifically, the FCC clarified that the requirement to share lines applies to the entire loop, even where the traditional phone company has deployed fiber in the loop. Under the order, the traditional phone companies must permit competing carriers to self-provision or partner with a data carrier in order to furnish voice and data service on the same line. The traditional phone companies have appealed this ruling and we have intervened to ensure that it is not disturbed.

    In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including us, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional phone companies. Many of these public utility commission decisions were appealed by the traditional phone companies and, since the FCC's order, many traditional phone companies have filed new cases at the public utility commissions or in court. We petitioned for review of the FCC's order in the United States Court of Appeals for the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings, which are currently pending. Several bills have been introduced in Congress that would have the effect of requiring the FCC to deny reciprocal compensation for dial-up Internet traffic. To date, WorldCom and others have successfully opposed these bills.

    In 1996 and 1997, the FCC issued orders that would require non-dominant telecommunications carriers to eliminate domestic interstate service tariffs, except in limited circumstances. These orders were stayed pending judicial review. In April 2000, however, the United States Court of Appeals for the D.C. Circuit affirmed the FCC's orders and thereafter lifted the stay. The FCC's orders prevent us from relying upon our domestic federal tariff to limit liability or to establish interstate rates for our customers. On March 20, 2001, the FCC released an order governing the detariffing of international interexchange services. That order established a nine-month transition period during which carriers may file new or revised tariffs only for mass market international exchange services. We will comply with the FCC's orders and are in the process of developing modifications to the manner in which we establish contractual relationships with our customers.

    In May 2000, the FCC adopted further access charge and universal service reforms. In response to a proposal made by CALLS, a group of traditional phone companies and two long distance companies, the FCC reduced access charges paid by long distance companies to local exchange carriers by approximately
$3.2 billion annually. The proposal, which will allow charges imposed on end user customers by traditional phone companies to increase over time, also created a new $650 million universal service fund. Several parties have petitioned for review of various aspects of the CALLS order.

    It is possible that rights held by us to multi-channel multipoint distribution service and/or instructional television fixed service spectrum may be disrupted by FCC decisions to re-allocate some or all of that spectrum to other services. If this re-allocation were to occur, we cannot predict whether current deployment plans for our multi-channel multipoint distribution service services will be sustainable.

    INTERNATIONAL

    In February 1997, the United States entered into a World Trade Organization agreement that is designed to have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The World Trade Organization agreement became effective in February 1998. In light of the United States commitments to the World Trade Organization agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (1) the services that may be provided by foreign affiliated U.S. international common carriers, including carriers controlled or more than 25 percent owned by foreign carrier that have market power in their home markets, and (2) the provision of alternative traffic routing. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

    In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a U.S. carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization member countries. These rules allow these services on routes where 50% or more of U.S. billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to U.S. rules.

    In April 1999, the FCC modified its rules to permit U.S. international carriers to exchange international public switched voice traffic on many routes to and from the United States outside of the traditional settlement rate and proportionate return regimes. In June 1999, the FCC enforced the benchmark rates on two non-compliant routes. Settlement rates have fallen to the benchmarks or below on many other routes.

    Although the FCC's new policies and implementation of the World Trade Organization agreement may result in lower settlement payments by us to terminate international traffic, there is a risk that the payments that we will receive from inbound international traffic may decrease to an even greater degree. The implementation of the World Trade Organization agreement may also make it easier for foreign carriers with market power in their home markets to offer U.S. and foreign customers end-to-end services to our disadvantage. We may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide these end-to-end services.

EMBRATEL

    The 1996 General Telecommunications Law provides a framework for telecommunications regulation for Embratel. Article 8 of the law created an agency to implement the law through development of regulations and to enforce these regulations. According to the law, companies wishing to offer telecommunications services to consumers are required to apply to the agency for a concession or an authorization.

    The law provides that Embratel and the three regional incumbent telephone companies are subject to rate regulations. All other telecommunications companies are not subject to rate regulations although their individual authorizations may contain specific expansion and continuity obligations.

    The main restriction imposed on carriers by the law is that, until December 31, 2003, the incumbent telephone companies are prohibited from offering inter-regional and international long distance service, while Embratel is prohibited from offering local services. These companies can start providing those services two years sooner if they meet their network expansion obligations by December 31, 2001.

    Embratel and the three incumbent telephone companies were granted their concessions at no fee, until 2005. After 2005, the concessions may be renewed for a period of 20 years, upon the payment, every two years, of a fee equal to 2% of annual net revenues calculated based on the provision of switched fixed telephone services in the prior year, excluding taxes and social contributions.

    Embratel also offers a number of ancillary telecommunications services pursuant to authorizations granted by Anatel. These services include the provision of dedicated analog and digital lines, packet switched network services, circuit switched network services, mobile marine telecommunications, telex and telegraph, radio signal satellite retransmission and television signal satellite retransmission. Some of these services are subject to some specific continuity obligations and rate conditions.

LITIGATION

    In November 2000, class action complaints were filed in the United States District Court for the Southern District of Mississippi against us and some of our executive officers. The complaints generally allege that the defendants made false and misleading statements about some aspects of our performance by failing to disclose, among other things, that the merger with MCI did not yield the anticipated cost savings and revenue increases, that our growth rate was declining, and that our financial statements were inflated due to the failure to write down, on a timely basis, $405 million in receivables. Based on these allegations, the complaints assert claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20(a) of the 1934 Securities Act. The complaints seek to certify a class of persons who purchased or otherwise acquired our shares between April 13, 2000 and November 1, 2000. We believe that the factual allegations and legal claims asserted in the complaints are without merit and we intend to defend them vigorously. Any unfavorable outcome will be allocated to the groups in a manner our board determines to be in the best interests of WorldCom.

    On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, MCI and all of its directors were named as defendants in a total of 15 complaints filed in the Court of Chancery in the State of Delaware. British Telecommunications plc was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of MCI, individually and purportedly as class actions on behalf of all other stockholders of MCI. The complaints allege that MCI's directors breached their fiduciary duty in connection with the MCI BT merger agreement, that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of MCI and that BT breached those duties in connection with the MCI BT merger agreement. The complaints seek damages and injunctive and other relief.

    One of the purported stockholder class actions pending in Delaware Chancery Court has been amended, one of the purported class actions has been dismissed with prejudice, and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name us and one of our subsidiaries as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the merger with MCI and the agreement to pay a termination fee to us. They further allege discrimination in favor of BT in connection with the MCI merger. The plaintiffs seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI merger and the payment of the inducement fee to BT. Any unfavorable outcome will be allocated to the groups in a manner our board determines to be in the best interests of WorldCom.

    Three complaints were filed in the U.S. District Court for the District of Columbia, as class actions on behalf of purchasers of MCI shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of MCI's shares between July 11, 1997 and August 21, 1997, inclusive, that MCI and some of its officers and directors failed to disclose material information about MCI, including that MCI was renegotiating the terms of the MCI BT merger agreement. The consolidated amended complaint seeks damages and other relief. WorldCom and the other defendants have moved to dismiss the consolidated amended complaint. Any unfavorable outcome will be allocated to the groups in a manner our board determines to be in the best interests of WorldCom.

    Between September 5, and October 4, 2000, a number of purported class actions and stockholder derivative actions relating to the merger agreement between WorldCom and Intermedia were filed in the Delaware Chancery Court. The named defendants include Intermedia, its publicly-traded subsidiary Digex, certain directors of Digex who are also directors and/or executive officers of Intermedia and, in some cases, WorldCom. On October 19, 2000, the court ordered all purported derivative and class action lawsuits be consolidated into a single action. The consolidated action filed on October 19, 2000 alleges, among other things, that the defendants, other than WorldCom, breached their fiduciary duties to the purported class members by acting to further their own interests at the expense of Digex public stockholders and that the Digex board members who are also directors and/or executive officers of Intermedia conferred a substantial benefit on Intermedia at the expense of the Digex public stockholders by voting to waive application of Section 203 of the Delaware General Corporate Law with respect to any future "business combinations," as defined by Section 203, between WorldCom and Digex. The consolidated complaint also alleges that WorldCom aided and abetted the Intermedia and Digex defendants' wrongdoing. The consolidated complaint seeks an order enjoining the merger, a declaration that the waiver of Section 203 is inapplicable to WorldCom, attorneys' fees and unspecified damages.

    On December 13, 2000, the court denied the plaintiffs' motion for preliminary injunctive relief, concluding that plaintiffs were unlikely to succeed on the merits of their claim that defendants usurped a Digex corporate opportunity. The court further noted that it had determined, at least preliminarily, that after a full trial on the merits, the plaintiff minority stockholders are likely to succeed in invalidating the defendant Digex directors' decision to vote in favor of the
Section 203 waiver and that the plaintiffs could be entitled to a range of equitable remedies, including monetary damages.

    In general, and subject to certain exceptions, Section 203 prohibits "business combinations" between a Delaware corporation and an "interested shareholder" of that corporation for three years from the time that the shareholder becomes "interested." However, because a majority of Digex's board of directors voted to waive the applicability of Section 203, WorldCom would be exempt from the three-year prohibition on "business combinations" with Digex. If the Digex board's approval of the Section 203 waiver were invalidated, then WorldCom could be prohibited from entering into "business combinations" with Digex for the applicable three year period, unless another exception were deemed applicable (for example, approval of specific "business combination" by the Digex board and the affirmative vote of 2/3 of the outstanding voting stock not owned by the interested shareholder).

    On February 15, 2001, the parties agreed to resolve the issues related to the consolidated action by entering into a memorandum of understanding. The proposed settlement, which is conditioned on consummation of the merger between WorldCom and Intermedia, negotiation and execution of a formal written stipulation of settlement and preliminary and final approval by the court, will fully resolve all claims asserted in the consolidated action. The principal terms of the proposed settlement, as set forth in the memorandum of understanding, are:

    - the exchange ratio in the original merger agreement has been reduced to a fixed 1:1 ratio that is not subject to adjustment;

    - certain "material adverse effect" provisions in the original merger agreement have been narrowed to eliminate various categories of items as potentially giving rise to breaches of Intermedia's representations and warranties with respect to material adverse effects;

    - with the reduction in the above-referenced exchange ratio, a settlement fund of $165 million in WorldCom common stock will be created for Digex shareholder class members and attorneys' fees; a fund of up to $15 million in cash will be created to cover expenses incurred by Digex and a special committee of independent directors of the Digex board of directors, as well as administrative expenses of the settlement;

    - WorldCom and Digex will enter into a series of commercial arrangements;

    - Intermedia and WorldCom will take steps to amend the Digex certificate of incorporation to establish certain procedures to be followed by the Digex board of directors when considering certain types of transactions with interested stockholders, as defined in Section 203, including WorldCom and Intermedia, after the merger;

    - the approval of the WorldCom/Intermedia merger by the Digex board pursuant to Section 203 will no longer be subject to challenge, and

    - WorldCom will not be subject to any restrictions under Section 203 on future "business combinations" with Digex.

                              MCI GROUP OPERATIONS

OVERVIEW

    We provide a broad range of retail and wholesale communications services, including long distance voice communications, consumer local voice communications, wireless messaging, private line services and dial-up Internet access services. Our retail services are provided to consumers and small businesses in the United States. We are the second largest carrier of long distance telecommunications services in the United States. We provide a wide range of long distance telecommunications services, including: basic long distance telephone service, dial around, collect calling, operator assistance and calling card services (including prepaid calling cards) and toll-free or 800 services. We offer these services individually and in combinations. Through combined offerings, we provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans. Our wholesale businesses include wholesale voice services provided to carrier customers and other resellers, and dial-up Internet access services.

    Each of our businesses attributed to the MCI group operates in market segments serving the telecommunications needs of distinct customer bases. We provide retail communications services, such as long distance and local telecommunications, prepaid calling cards and paging to over 20 million residential and small-business customers. We are one of the largest providers of telecommunications services to residential and small business customers throughout the United States. We provide wholesale communications services, including switched voice, dial-up Internet access and private lines, to over 470 carriers and other resellers.

    Our management's mandate is to use our existing market positions and assets opportunistically to optimize cash flow, while retiring the debt attributed to the MCI group. Available cash flow, after debt and interest repayments, will be available for dividend payments and possible share repurchases. The businesses attributed to the MCI group have significant assets, including the nationally recognized brand, extensive customer relationships, 20 call centers with highly effective sales representatives and a tradition of developing innovative calling plans that enhance customer retention. Management believes it can leverage these strengths to deliver new services and to bundle existing services.

    The businesses attributed to the MCI group accounted for 41.8% of our revenues, 38.0% of our net income and 14.8% of our assets for the year ended December 31, 2000.

INDUSTRY

    The communications services industry continues to change both domestically and internationally, providing significant opportunities and risks to the participants in these markets. In the United States, the Telecom Act significantly impacted our business by establishing a statutory framework for opening the U.S. local service markets to competition and by allowing the traditional phone companies to provide in-region long distance services. In addition, prices for long distance minutes and other basic communications services declined as a result of competitive pressures, the introduction of more efficient networks and advanced technologies, product substitution, and deregulation. Competition in these segments is based more on price and less on other differentiating factors that appeal to the larger business market customers including: range of services offered, bundling of products, customer service, and communications quality, reliability and availability.

    The wholesale carrier business is currently undergoing a similar transformation. The decreasing number of switchless long distance resellers combined with the intense competition by new entrants such as Qwest and Level 3 led to significant price declines and margin pressure.

    The consumer and small business long distance segment is characterized by rapid deregulation and intense competition among long distance providers, and more recently, traditional phone companies. Under the Telecom Act, traditional phone companies may offer long distance services in a state within its region if the FCC finds first, that the traditional phone company's service territory within the state has been sufficiently opened to local competition and second, that allowing the traditional phone company to provide these services is in the public interest. To date, the FCC has granted this access to Verizon in New York and to SBC in Texas, Kansas and Oklahoma and we expect traditional phone companies to qualify to offer long distance services in a number of their states in the near future. Verizon has applied to the FCC for permission to offer long distance services in Massachusetts.

Additional applications by Verizon, SBC, or another traditional phone company are possible at any time. We challenged, and will continue to challenge, any regulatory applications that do not meet the criteria envisioned by the Telecom Act or the related rules relating to local competition issued by the FCC. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional phone company's operations support systems.

STRATEGY

    Because of changes in the communications industry, our objective is to leverage the assets attributed to the MCI group and our established market presence to maximize cash flow returns from our mature businesses attributed to the MCI group. With respect to the businesses attributed to the MCI group we intend to:

    OPTIMIZE RESOURCES: We intend to refocus our strategies on enhancing margins and cash flow. We will be opportunistic and undertake only those initiatives that can generate cash flow without significant capital commitment.

    LEVERAGE MCI BRAND: The internationally recognized MCI brand will be an important component of our marketing initiatives.

    LEVERAGE MARKETING CHANNELS: We intend to enhance the utilization of our existing telemarketing centers and mass-market distribution channels to grow our customer base, enhance customer retention and expand our consumer product offerings.

    EXPAND LOCAL SERVICES: We successfully entered local communications markets in New York, Pennsylvania and Texas, and will selectively evaluate similar opportunities.

    IMPROVE OPERATIONS SUPPORT SYSTEMS AND AUTOMATION: We intend to continue to improve operations support systems and increase automation to improve efficiency, enhance customer service and develop a platform for more value-added services.

    CONTINUE TO LEVERAGE ADVANCED NETWORKS: We intend to continue to leverage WorldCom's extensive, advanced and scaleable fiber optic networks to provide differentiated services at competitive rates.

DESCRIPTION OF SERVICES

    Through our 20 call centers and 8,500 customer sales representatives, we market and sell a variety of communications services to consumers, small businesses, carrier customers and other resellers across the United States. Services include long distance voice communications, local voice communications, wireless messaging and other services, wholesale communication services as well as dial-up Internet access. We believe that our assets attributed to the MCI group, including the call centers, sales representatives, customer relationships and our significant marketing skills will allow us to expand our products and services to our existing consumer base without significantly increasing capital spending.

    LONG DISTANCE VOICE COMMUNICATIONS

    We are the second largest provider of long distance telecommunications services in the United States, including consumer, small business and wholesale. We offer domestic and international voice services, including basic long distance telephone, dial around, collect calling, operator assistance and calling card (including prepaid cards), 800 services, and directory services. Our well known "5 CENTS Everyday" and "1 800 Collect" campaigns have differentiated our offerings from those of our competitors. Long distance voice services are offered individually or combined as a bundle with other services such as local voice services. Our market position in the long distance voice segment is sustained by our telemarketing and other marketing channels and marketing support for the MCI brand. In the year ended December 31, 2000, we provided 104.4 billion minutes of service compared to

92.9 billion in the same period in 1999. For the year ended December 31, 2000, long distance services, including consumer, small business, wholesale and alternative channels, provided $12.4 billion of revenues, or 31.7% of WorldCom total revenues, versus $12.6 billion of revenues, or 35.0% of WorldCom total revenues, in the same period of 1999.

    CONSUMER LOCAL VOICE COMMUNICATIONS

    As part of our strategy to leverage our presence in the domestic long distance market, we have selectively entered local exchange markets, including New York, Pennsylvania and Texas. We provide local toll and switched access services to residential and small business customers, typically through our own switches and through unbundled network elements leased from traditional phone companies. We usually lease the underlying traditional phone company network elements as a bundle, consisting of seven elements, most notably the local wire to the customer, the switch equipment, and call switching. We pay the traditional phone company a monthly fee for the local wire to the customer and switch equipment and a per-minute fee for switching. This mode of service delivery enables us to lower the cost of providing call origination as well as providing us with call termination revenue. For those customers who subscribe for both local and long distance services, we offer an "all-distance" calling plan that bundles the services at an attractive price for the customer and enhances customer retention.

    As of December 31, 2000, we had a total of 419,000 local exchange customers in New York, 62,000 in Pennsylvania and 181,000 in Texas. Approximately 87% of our local exchange customers also subscribe to our long distance service. We estimate that our market share in New York, Pennsylvania and Texas is 7%, 2% and 3%, respectively. For the year ended December 31, 2000, consumer local services provided $179 million of revenue, or 0.5% of WorldCom total revenues, versus
$41 million, or 0.1% of WorldCom total revenues, in the same period of 1999.

    DIAL-UP INTERNET ACCESS

    Our dial-up Internet access business primarily serves consumer-oriented Internet service providers that are accessed via dial-up modems. New technologies, including dedicated access provided by carriers, and increased competition have caused significant price declines. Although we believe we are well positioned in this segment due to the strength of our extensive customer relationships and the scale of our networks, we expect pricing pressure to continue to affect our business negatively.

    As of December 31, 2000, we managed 2.8 million modems. In addition, we provided 6.5 billion hours of Internet access for the year ended December 31, 2000 versus 4.2 billion hours for the same period in 1999. For the year ended December 31, 2000, dial-up Internet access services provided $1.6 billion of revenue, or 4.2% of WorldCom total revenues, versus $1.5 billion, or 4.2% of WorldCom total revenues, in the same period of 1999.

    WIRELESS MESSAGING

    We provide and market our paging services through SkyTel
Communications, Inc., a leading provider of wireless messaging services in the United States and a wholly owned subsidiary of WorldCom. As of December 31, 2000, SkyTel had approximately 1.3 million units in service in the United States which included approximately 705,000 domestic one-way units and 574,000 advanced messaging units. For the twelve months ended December 31, 2000, these services provided $549 million of revenue, or 1.4% of WorldCom total revenues, versus $470 million, or 1.3% of WorldCom total revenues, in the same period of 1999.

    WHOLESALE DATA SERVICES

    Our wholesale data services consist primarily of the sale of private lines to carrier customers. This service experienced significant pricing pressure due largely to the entry of new competitors and the build-out of facilities by our customers allowing them to provide more services over their own facilities.

    We anticipate that wholesale data services will increasingly become a smaller percentage of total revenues as we focus on providing services to end-customers rather than competitive carriers. For the year ended December 31, 2000, wholesale data services, including wholesale alternative channels, provided $1.4 billion of revenue, or 3.7% of WorldCom total revenues, versus $1.5 billion, or 4.2% of WorldCom total revenues, in the same period of 1999.

FACILITIES

    Our long distance voice switches have been allocated to the MCI group. Domestic long distance services will be provided primarily over the fiber optic communications systems attributed to the WorldCom group. To a lesser extent, we will continue to utilize transmission facilities leased from other common carriers. International communications services are provided by submarine cable systems in which WorldCom holds positions, satellites and facilities of other domestic and foreign carriers.

    Long distance voice services are provided by long distance voice switches using circuit switched technology. Voice switches are interconnected together and provide standard long distance voice services as well as a variety of value-added services. To reduce capital investment in circuit switches, we are deploying softswitches to process Internet dial-up access independent of our circuit switches. The softswitches are general-purpose based computer systems which route calls directly to the public Internet.

    Our dial-up Internet access network consists of equipment and network configurations all generally designed to terminate inbound Internet data calls from end users. Generally, the equipment consists of network access servers, which are general purpose computing devices containing concentrated quantities of digital modems. In the majority of cases, the equipment is owned and operated by our partners in an outsourcing arrangement. The remaining equipment is owned and maintained in our own facilities or in leased co-location facilities.

    The MCI group is allocated an expense and the WorldCom group is allocated a corresponding decrease in costs for the use by the MCI group of the fiber optic systems and buildings, furniture, fixtures and equipment attributed to the WorldCom group. The expense is equal to a proportion, based on usage, of the WorldCom group's related costs. All other material transactions between the groups are intended to be on an arm's-length basis.

    Most of our customers access their services through local interconnection facilities provided by the traditional phone companies. We utilize unbundled network elements to provide local services in New York, Pennsylvania and Texas. As we expand in other markets upon deregulation and market evaluation, we expect to continue to utilize unbundled network elements to offer local communications services.

    Collectively, we own 20 call centers, which range in size from 40,000 square feet to over 100,000 square feet.

RATES AND CHARGES

    We charge switched customers on the basis of a fixed rate per line plus minutes or partial minutes of usage at rates that vary with the distance, duration and time of day of the call. For local service, customers are billed a fixed charge plus usage or flat rated charges depending on the plan chosen by the customer. The rates charged are not affected by the particular transmission facilities selected by us. Additional discounts are available to customers who generate higher volumes of monthly usage. Our dial-up Internet access prices vary based on service type.

SALES AND MARKETING

    We believe our sales and marketing capabilities are one of our strongest competitive advantages. Telemarketing is a fundamental component of the sales effort for residential and small business customers. Typically, roughly 50% of our residential and small business installations are sold through some 8,500 telemarketers based in 20 call centers nationwide. Our marketing partners, in turn, are a key competitive advantage for differentiating long distance sales, offering consumers the opportunity to earn frequent flyer miles, free video rentals, and similar awards based on long distance usage. Over 50% of subscription long distance minutes are generated by our 7.5 million partner customers.

    We also increased our market share among high spending international callers through broad-based marketing efforts. Moreover, we have successfully launched branded transaction products such as collect calling products. Our 1-800-Collect product commands a 40% market share.

    Alternate marketing channels include direct sales agents and prepaid card distribution. Over 500 of our sales representatives focus on small businesses in 23 markets. We retain a leading position in the prepaid calling card market as well.

    Through our direct sales force, we market various services to resellers. Major customers for this unit include Verizon and Qwest. We are a leader in the dial-up Internet access market segment with all major Internet service providers as wholesale customers, including, among others, AOL, Earthlink, and MSN.

COMPETITION

    The telecommunications industry is extremely competitive, and we expect that competition will intensify in the future. In each of our business segments, we face intense competition from other service providers. The primary competitors in the domestic and international consumer segments are AT&T, Sprint and, where they are permitted to offer in-region long distance service, Verizon and SBC. We also compete against other facilities-based long distance providers, such as Qwest, and against long distance resellers, such as Excel. The traditional phone companies presently have numerous advantages as a result of their historic monopoly control over local exchanges, and some of our existing and potential competitors have financial and other resources significantly greater than ours. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors.

    Under the Telecom Act and ensuing federal and state regulatory initiatives, many barriers to local exchange competition are being eliminated. The introduction of competition, however, also establishes, in part, the ability of the traditional phone companies to provide inter-LATA long distance services. To date, the FCC granted applications by Verizon for the state of New York and by SBC for the state of Texas, to provide in-region inter-LATA services. We believe the traditional phone companies will continue to seek to enter these markets given their ownership of extensive facilities in their local service regions, their long-standing customer relationships and their very substantial capital and other financial resources. As the traditional phone companies are allowed to offer in-region long distance services in additional states, they will be in a position to offer single source local and long distance service similar, if not superior, to those being offered by us. We expect that increased competition will result in additional pricing and margin pressures in the domestic telecommunications services business. Indeed, competition has already significantly reduced consumer long distance pricing, and as a result negatively affected the profitability of traditional service providers. As rates stabilize, we expect to compete effectively as a result of our innovation, quality and diversity of services, our ability to offer a combination of services, and our level of customer service.

    We expect increased competition from new entrants determined to exploit technologies that may reduce the cost of providing services. We are working to develop these services and expect to be at the forefront of these technological developments and to leverage them to protect and grow market share, to increase revenues and profitability, and to retain customers.

    We also face intense competition in offering wholesale services, small business services, dial-up Internet, and paging and prepaid calling card services. In wholesale services, we compete directly with traditional network access providers such as AT&T and Sprint, as well as with new entrants such as Qwest, Level 3, 360 Networks and Metromedia Fiber Network. We obtain network capacity from our businesses attributed to the WorldCom group and provide wholesale service to other carriers in competition with a variety of facilities-based carriers. Some of these competitors recently introduced high capacity, nationwide fiber optic networks. There can be no assurance that we will continue to be successful in this segment. In the small business customer segment, we compete against traditional phone companies and numerous other competitive carriers offering local services, long distance services, or both. Other carriers, particularly competitive local exchange carriers, are aggressively pursuing this segment of the market. Our paging business competes directly with traditional one-way paging providers such as PageNet and Metrocall, and recently experienced significant competition and product substitution from other advanced wireless data service providers, including two-way paging services providers such as PageNet and Nextel, and wireless service providers such as Nextel and Sprint PCS. Prepaid calling cards are also in an intensely competitive segment, due to many carriers reselling cheaper aggregated international minutes through this medium. Prepaid calling cards also face competition from wireless products, further compressing pricing and market viability.

EMPLOYEES

    Through our businesses attributed to the MCI group, we employed a total of approximately 27,100 full and part-time personnel as of March 16, 2001 none of whom are represented by organized labor unions. We consider our relationship with these employees to be good.

PATENTS, TRADEMARKS, TRADENAMES AND SERVICE MARKS

    All tradenames, including the MCI tradename and the other related MCI tradenames, were attributed to the WorldCom group. The MCI group is allocated an expense and the WorldCom group is allocated a corresponding decrease in costs for the use by the MCI group of the MCI tradenames based on the following schedule:

                              2001: $27.5 million

                              2002: $30.0 million

                              2003: $35.0 million

                              2004: $40.0 million

                              2005: $45.0 million

    Any renewal or termination of use of the MCI tradename by the businesses attributed to the MCI group will be subject to the general policy that our board of directors will act in the best interests of WorldCom. For purposes of preparing the historical financial statements for the MCI group filed as exhibits to this Form 10-K, an expense of $27.5 million per annum was allocated to the MCI group since the date of acquisition of MCI, for use of the MCI tradenames.

REGULATION

    We are involved in legal and regulatory proceedings that are incidental to our business and include loss contingencies in other current liabilities and other liabilities for these matters in the MCI group's financial statements. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to us. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on the MCI group's combined results of operations or financial position.

    GENERAL

    We are subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Our subsidiaries must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects us to price cap or rate of return regulation. FCC approval is required, however, for the installation and operation of our international facilities and services. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

    DOMESTIC

    In August 1996, the FCC established nationwide rules pursuant to the Telecom Act designed to encourage new entrants to compete in local service markets through interconnection with the traditional phone companies, resale of traditional phone companies' retail services, and use of individual and combinations of unbundled network elements. Implementation of these rules has been delayed by various appeals by traditional phone companies. In
January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue the rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that traditional phone companies make specific unbundled network elements available to new entrants. The traditional phone companies sought reconsideration of the FCC's order and petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. The traditional phone companies also petitioned for review of the FCC's rules for pricing unbundled network elements in the United States Court of Appeals for the Eighth Circuit which, in July 2000, invalidated the portion of those rules that mandated that the pricing be based on a forward-looking cost methodology which calculates costs by reference to efficient technology and design choices. At the request of various parties, including us, the Supreme Court will review the Eighth Circuit's decision. A ruling from the Supreme Court is expected in early 2002.

    As noted, the Telecom Act requires traditional phone companies to petition the FCC for permission to offer long distance services for each state within their region. Section 271 of the Act provides that for these applications to be granted, the FCC must find, among other things, that the traditional phone company demonstrated that it has met a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional phone company applications and it has granted four: Verizon's for New York and SBC's for Texas, Kansas and Oklahoma. Currently, an application is pending before the FCC by Verizon for Massachusetts. Other applications may be filed at any time. We have challenged, and will continue to challenge, any application that does not satisfy the requirements of Section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional phone companies' operations support systems. In addition, several bills have been introduced in Congress that would have the effect of allowing traditional phone companies to offer in-region long distance data services without satisfying Section 271 of the Act or of making it more difficult for competitors to resell traditional phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these bills.

    In August 1998, the FCC ruled that the interconnection, unbundling, and resale requirements imposed on tradtional phone companies by the Telecom Act, as well as the prohibition on traditional phone company provision of in-region long distance services, apply to advanced telecommunication services such as digital subscriber line technology. U S West petitioned for review of this order in the United States Court of Appeals for the D.C. Circuit which, at the request of the FCC, remanded the case for further administrative proceedings. In
December 1999, the FCC reaffirmed its order, but reserved ruling on whether these obligations apply to traffic jointly carried by a traditional phone company and a competitive local exchange carrier to an Internet service provider which self-provides the transport component of its Internet access services. The order also found that digital subscriber line-based advanced services used to connect Internet service providers to their subscribers to facilitate Internet-bound traffic ordinarily constitute exchange access service. In January 2000, we petitioned for review of this latter aspect of the FCC's order in the United States Court of Appeals for the D.C. Circuit and a decision from the court is pending.

    In November 1999, the FCC's Pricing Flexibility Order, which allowed price-cap regulated traditional phone companies to offer customer specific pricing in contract tariffs, took effect. Price-cap regulated traditional phone companies can now offer access arrangements with contract-type pricing in competition with long distance carriers and other competitive access providers, who have previously been able to offer this pricing for access arrangements. As traditional phone companies experience increasing competition in the local services market, the FCC will grant increased pricing flexibility and relax tariffing requirements for access services. The FCC also is conducting a proceeding to consider additional pricing flexibility for a wider range of access services. We petitioned for review of the Pricing Flexibility Order in the United States Court of Appeals for the D.C. Circuit, and in an opinion entered on February 2, 2001, the court denied these petitions and affirmed the FCC's order.

    In July 1999, the United States Court of Appeals for the Fifth Circuit reversed in part the FCC's May 1997 universal service decision. Among other things, the court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the FCC could not force the traditional phone companies to recover their universal service contributions through interstate access charges. In November 1999, the FCC implemented the Fifth Circuit's decision. AT&T has petitioned for review of this FCC order in the United States Court of Appeals for the Fifth Circuit and we have intervened in support of AT&T. Pending reconsideration petitions at the FCC seek retroactive treatment for implementation of the remand order. The FCC has released two additional universal service orders, which provide for federal support for non-rural high cost areas. Petitions for review of both orders were filed in the United States Court of Appeals for the Tenth Circuit.

    In March 1999, the FCC sought public comments on its tentative conclusion that loop spectrum standards should be set in a competitively neutral process. In December 1999, the FCC concluded that traditional phone companies should be required to share primary telephone lines with competitive local exchange carriers, and identified the high frequency portion of the loop as a network element. In February 2000, U S West and the United States Telephone Association petitioned for review of this order in the United States Court of Appeals for the D.C. Circuit; the court held the case in abeyance pending reconsideration at the FCC. On January 19, 2001, the FCC issued its order on reconsideration which again is favorable to WorldCom and other firms seeking to gain access to the high bandwidth portion of the local loop. More specifically, the FCC clarified that the requirement to share lines applies to the entire loop, even where the traditional phone company has deployed fiber in the loop. Under the order, the traditional phone companies must permit competing carriers to self-provision or partner with a data carrier in order to furnish voice and data service on the same line. The traditional phone comanies have appealed this ruling and we have intervened to ensure that it is not disturbed.

    In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including us, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional phone companies. Many of these public utility commission decisions were appealed by the traditional phone companies and, since the FCC's order, many traditional phone companies have filed new cases at the public utility commission or in court. We petitioned for review of the FCC's order in the United States Court of Appeals for the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings, which are currently pending. Several bills have been introduced in Congress that would have the effect of requiring the FCC to deny reciprocal compensation for dial-up Internet traffic. To date, WorldCom and others have successfully opposed these bills.

    In 1996 and 1997, the FCC issued orders that would require non-dominant telecommunications carriers to eliminate domestic interstate service tariffs, except in limited circumstances. These orders were stayed pending judicial review. In April 2000, however, the United States Court of Appeals for the D.C. Circuit affirmed the FCC's orders and thereafter lifted the stay. The FCC's orders prevent us from relying upon our domestic federal tariff to limit liability or to establish interstate rates for our customers. On March 20, 2001, the FCC released an order governing the detariffing of international interexchange services. That order establishes a nine-month transition period during which carriers may file new or revised tariffs only for mass market international exchange services. We will comply with the FCC's orders and are in the process of developing modifications to the manner in which it establishes contractual relationships with its customers.

    In May 2000, the FCC adopted further access charge and universal service reform. In response to a proposal made by CALLS, a group of traditional phone companies and two long distance companies, the FCC reduced access charges paid by long distance companies to local exchange carriers by approximately
$3.2 billion annually. The proposal, which will allow charges imposed on end user customers by traditional phone companies to increase over time, also created a new $650 million universal service fund. Several parties petitioned for review of various aspects of the CALLS order.

LITIGATION

    In November 2000, class action complaints were filed in the United States District Court for the Southern District of Mississippi against us and some of our executive officers. The complaints generally allege that the defendants made false and misleading statements about some aspects of our performance by failing to disclose, among other things, that the merger with MCI did not yield the anticipated cost savings and revenue increases, that our growth rate was declining, and that our financial statements were inflated due to the failure to write down, on a timely basis, $405 million in receivables. Based on these allegations, the complaints assert claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20(a) of the 1934 Securities Act. The complaints seek to certify a class of persons who purchased or otherwise acquired our shares between April 13, 2000 and November 1, 2000. We believe that the factual allegations and legal claims asserted in the complaints are without merit and we intend to defend them vigorously. Any unfavorable outcome will be allocated to the groups in a manner our board determines to be in the best interests of WorldCom.

    On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, MCI and all of its directors were named as defendants in a total of 15 complaints filed in the Delaware Chancery Court. British Telecommunications plc was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of MCI, individually and purportedly as class actions on behalf of all other stockholders of MCI. The complaints allege that MCI's directors breached their fiduciary duty in connection with the MCI BT merger agreement, that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of MCI and that BT breached those duties in connection with the MCI BT merger agreement. The complaints seek damages and injunctive and other relief.

    One of the purported stockholder class actions pending in Delaware Chancery Court has been amended, one of the purported class actions has been dismissed with prejudice, and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name us and one of our subsidiaries as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the merger with MCI and the agreement to pay a termination fee to us. They further allege discrimination in favor of BT in connection with the MCI merger. The plaintiffs seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI merger and the payment of the inducement fee to BT. Any unfavorable outcome will be allocated to the groups in a manner our board determines to be in the best interests of WorldCom.

    Three complaints were filed in the U.S. District Court for the District of Columbia, as class actions on behalf of purchasers of MCI shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of MCI's shares between July 11, 1997 and August 21, 1997, inclusive, that MCI and some of its officers and directors failed to disclose material information about MCI, including that MCI was renegotiating the terms of the MCI BT merger agreement. The consolidated amended complaint seeks damages and other relief. WorldCom and the other defendants have moved to dismiss the consolidated amended complaint. Any unfavorable outcome will be allocated to the groups in a manner our board determines to be in the best interests of WorldCom.

    At least nine class action complaints have been filed that arise out of the FCC's decision in HALPRIN, TEMPLE, GOODMAN AND SUGRUE V. MCI TELECOMMUNICATIONS CORP., and allege that we have improperly charged "pre-subscribed" customers "non-subscriber" or so-called "casual" rates for some direct-dialed calls. Plaintiffs further challenge our credit policies for this "non-subscriber" traffic. Plaintiffs assert that our conduct violates the Communications Act and various state laws; the complaint seeks rebates to all affected customers as well as punitive damages and other relief. In response to a motion filed by us, the Judicial Panel on Multi-District Litigation consolidated these matters in the United States District Court for the Southern District of Illinois. The parties have entered into a memorandum of understanding to settle these cases, pursuant to which we would pay $88 million for the benefit of the settlement class. Judicial approval of the tentative settlement is required. Our appeal of the FCC's HALPRIN decision to the United States Court of Appeals for the District of Columbia Circuit is stayed pending judicial review of the proposed settlement.

ITEM 2. PROPERTIES

    The information contained in "Item 1. Business--Business--WorldCom Group Operations--Facilities" and "--MCI Group Operations--Facilities" is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in legal and regulatory proceedings generally incidental to our business. In some instances, rulings by federal and some state regulatory authorities may result in increased operating costs to us. Except as indicated above in Item 1. Business or in Note 10 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference, and while the results of these various legal and regulatory matters contain an element of uncertainty, we believe that the probable outcome of these matters should not have a material adverse effect on our consolidated results of operations or financial position.

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

                                                                HIGH       LOW
                                                              --------   --------
1999
------------------------------------------------------------
First Quarter...............................................   $62.83     $46.00
Second Quarter..............................................    64.50      53.54
Third Quarter...............................................    60.92      47.92
Fourth Quarter..............................................    61.33      44.04
2000
------------------------------------------------------------
First Quarter...............................................   $55.00     $40.63
Second Quarter..............................................    47.00      35.88
Third Quarter...............................................    49.97      25.25
Fourth Quarter..............................................    30.44      13.50

    As of March 16, 2001, there were 2,886,027,760 shares of WorldCom common stock issued and outstanding, net of treasury shares, held by approximately 65,000 shareholders of record.

    WorldCom has never paid cash dividends on our common stock. The policy of the our board of directors has been to retain earnings to provide funds for the operation and expansion of our business.

PREFERRED STOCK

    The WorldCom Series B Preferred Stock is convertible into shares of WorldCom common stock at any time at a conversion rate of 0.1460868 shares of WorldCom common stock for each share of WorldCom Series B Preferred Stock. Dividends on the WorldCom Series B Preferred Stock accrue at the rate of $0.0775 per share, per annum and are payable in cash. Dividends will be paid only when, as and if declared by our board of directors. We have not declared any dividends on the WorldCom Series B Preferred Stock to date and anticipate that future dividends will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of WorldCom common stock at our election. To date, we have elected to pay all accrued dividends in cash, upon conversion.

    The WorldCom Series B Preferred Stock is also redeemable at our option at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends. The redemption price will be payable in cash or shares of WorldCom common stock at our election.

    The WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation. As of March 16, 2001, there were 10,584,359 shares of WorldCom Series B Preferred Stock outstanding held by approximately 548 shareholders of record. There is no established market for the WorldCom
Series B Preferred Stock.

    In January 2000, each outstanding share of WorldCom Series C Preferred Stock was redeemed by WorldCom for $50.75 in cash, or approximately $190 million in the aggregate.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    We derived the selected historical consolidated financial data presented below as of and for the five years ended December 31, 2000 from our consolidated financial statements and related notes, which include the WorldCom group and the MCI group. Our audited consolidated financial statements for each of the years ended December 31, 1998, 1999 and 2000 are included in this Form 10-K.

    You should read the selected financial data together with our audited and unaudited consolidated financial statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this document. In reading the following selected financial data, please note the following:

    - On September 14, 1998 we completed our merger with MCI. The MCI merger was accounted for as a purchase; accordingly, the operating results of MCI are included from the date of that acquisition.

    - Results for 2000 include a pre-tax charge of $93 million associated with the termination of the Sprint Corporation merger agreement, including regulatory, legal, accounting and investment banking fees and other costs, and a $685 million pre-tax charge associated with specific domestic and international wholesale accounts that were no longer deemed collectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000.

    - In 1998, we recorded a pre-tax charge of $196 million in connection with the Brooks Fiber Properties, Inc. merger, the MCI merger and the asset write-downs and loss contingencies as described below. This charge included $21 million for employee severance, $17 million for Brooks Fiber Properties direct merger costs, $38 million for conformance of Brooks Fiber Properties accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to asset write-downs and loss contingencies associated with the Brooks Fiber Properties merger and the MCI merger. Additionally, in connection with 1998 business combinations, we made allocations of the purchase price to acquired in-process research and development totaling $429 million in the first quarter of 1998 related to the CompuServe Corporation merger and the acquisition of ANS Communications, Inc., $3.1 billion in the third quarter of 1998 related to the MCI merger and $2.1 billion in the fourth quarter of 1996 related to the MFS Communications merger.

    - Results for 1996 include other after-tax charges of $121 million for employee severance, employee compensation charges, alignment charges, and costs to exit unfavorable telecommunications contracts and a $344 million after-tax write-down of operating assets within our non-core businesses. On a pre-tax basis, these charges totaled $600 million.

    - In connection with debt refinancings, we recognized in 1998, 1997 and 1996 extraordinary items of $129 million, $3 million and $4 million, respectively, net of taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees. Additionally, in 1996 we recorded an extraordinary item of $20 million, net of taxes, related to a write-off of deferred international costs.

    - We adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of
     $36 million, net of taxes. This expense represented start-up costs incurred primarily in conjunction with the development and construction of the advanced messaging network of
     SkyTel Communications, which are required to be expensed as incurred in accordance with this accounting standard.

    - During the fourth quarter of 2000, we implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or
      SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $85 million, net of income tax benefit of $50 million.

    - Revenues and line costs for all periods reflect classification changes for reciprocal compensation and central office based remote access equipment sales, which are now being treated as an offset to line costs instead of revenues. Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to these carriers. Central office based remote access equipment sales represent the reimbursement of customer specific equipment costs incurred by us on behalf of the customer as part of service provisioning. As such, we determined that it is more appropriate to reflect these reimbursements net of cost. Previously, we recorded these items on a gross basis as revenues. Revenues and line costs for all periods also reflect the reclassification of small business and consumer primary interexchange carrier charges, or PICC, from revenues to line costs. PICC are flat-rate charges mandated by the FCC which apply to telecommunications companies that connect to customers through a traditional phone company's facilities. Effective
      July 1, 2000, as a result of the FCC's Coalition for Affordable Local and Long Distance Services, or CALLs order, the PICC fee is billed directly to the customer by the traditional phone company rather than to WorldCom and rebilled to the customer. Operating income, net income available to common shareholders and the balance sheet are not affected by these reclassifications.

                                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                            1996       1997       1998       1999       2000
                                                          --------   --------   --------   --------   --------
                                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Revenues................................................  $ 4,799    $ 7,643    $17,617    $35,908    $39,090
Operating income (loss).................................   (2,006)       982       (942)     7,888      8,153
Income (loss) before cumulative effect of accounting
  change and extraordinary items........................   (2,354)       185     (2,560)     4,013      4,238
Cumulative effect of accounting change..................       --         --        (36)        --        (85)
Extraordinary items.....................................      (24)        (3)      (129)        --         --
Net income (loss) applicable to common shareholders.....   (2,391)       143     (2,767)     3,941      4,088
Preferred dividend requirement..........................       13         39         24          9          1

Earnings (loss) per common share:
Income (loss) before cumulative effect of accounting
  change and extraordinary items:
  Basic.................................................    (3.44)      0.10      (1.35)      1.40       1.46
  Diluted...............................................    (3.44)      0.10      (1.35)      1.35       1.43

Net income (loss):
  Basic.................................................    (3.47)      0.10      (1.43)      1.40       1.43
  Diluted...............................................    (3.47)      0.09      (1.43)      1.35       1.40
Weighted average shares:
  Basic.................................................      689      1,470      1,933      2,821      2,868
  Diluted...............................................      689      1,516      1,933      2,925      2,912

FINANCIAL POSITION:
Total assets............................................  $21,683    $24,400    $87,092    $91,072    $98,903
Long-term debt..........................................    5,758      7,811     16,448     13,128     17,696
Subsidiary trust and other mandatorily redeemable
  preferred securities..................................       --         --        798        798        798
Shareholders' investment................................   13,616     14,087     45,241     51,238     55,409

                SELECTED HISTORICAL CONSOLIDATING FINANCIAL DATA

    The following schedules present balance sheet, statement of operations and statement of cash flows data of the WorldCom group, the MCI group and WorldCom for each of the three years ended December 31, 2000. We have presented this information to illustrate the financial results of the WorldCom group and the MCI group and how the financial results of these groups relate to the consolidated results of WorldCom. This information, which has been prepared in accordance with accounting principles generally accepted in the United States, should be read together with the audited financial statements of each of WorldCom, the WorldCom group and the MCI group and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

    The balance sheets, statements of operations and statement of cash flows of WorldCom for the years ended December 31, 1998, 1999 and 2000 have been derived from the WorldCom audited financial statements which are included in this Form 10-K. The balance sheets, statements of operations and statements of cash flows of the WorldCom group and the MCI group have been derived, in the case of the year ended December 31, 1998, from the WorldCom group's and the MCI group's unaudited financial statements, and, in the case of the years ended
December 31, 1999 and 2000, from the WorldCom group's and the MCI group's audited financial statements included in this Form 10-K.

    The financial information reflects the performance of the businesses attributed to each of the WorldCom group and the MCI group and includes the attribution and allocation of our assets, liabilities, revenues and expenses between the WorldCom group and the MCI group including:

    - centralized management of most financial activities, under which the MCI group will generally not be allocated any cash balances;

    - debt allocated to the MCI group to carry an interest rate equal to the weighted average interest rate of WorldCom plus a spread based upon rates at which the MCI group would borrow if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Each group's allocated debt will increase or decrease by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, share repurchases and other financing activities;

    - the MCI group to be allocated an expense for use of our fiber optic systems, which are attributed to the WorldCom group, and the WorldCom group to be allocated an expense for use of our business voice switched services, which are attributed to the MCI group. The fees for each of these services will be equal to a portion, based on usage, of the applicable costs and results in a corresponding decrease in the other group's related depreciation expense.

    - the transfer of assets and liabilities between the businesses attributed to one group and the businesses attributed to the other group to be at fair value, and all other material transactions between the groups are intended to be on an arm's-length basis. These other transactions initially consist of the MCI group's use of buildings, furniture and fixtures and the MCI tradenames, which assets have been attributed to the WorldCom group. The MCI group will be allocated a portion, based on usage, of the applicable costs, which will result in a corresponding decrease in the WorldCom group's related depreciation and amortization expense.

    - line costs to be allocated between the groups using methodologies that management believes are reasonable, such as the proportionate usage of the network by the businesses attributed to each of the groups and the total revenues generated by each group.

    - the cost of shared corporate services and related balance sheet amounts to be attributed to each of the groups based upon identification of the services specifically benefiting the group. Where determinations based on specific identification are impractical, other methods and criteria are used to make allocations between the groups, such as number of employees and total revenues generated by each group; and

    - the tax expense allocable to the MCI group to be the amount the MCI group would have incurred had it filed tax returns as a separate taxpayer and the tax expense allocable to the WorldCom group to be the excess, if any, of WorldCom's tax expense over the tax expense allocable to the MCI group. Tax benefits that cannot be used by a group generating those benefits but can be used on a consolidated basis will be credited to the group that generated those benefits.

                          CONSOLIDATING BALANCE SHEET
                            (UNAUDITED. IN MILLIONS)

                                                                  AT DECEMBER 31, 1998
                                                    ------------------------------------------------
                                                    WORLDCOM     MCI
                                                     GROUP      GROUP     ELIMINATIONS(1)   WORLDCOM
                                                    --------   --------   ---------------   --------
Current assets....................................  $ 9,178    $ 2,012         $(421)       $10,769
Property and equipment, net.......................   22,649      1,919            --         24,568
Goodwill and other intangibles....................   37,445      9,840            --         47,285
Other assets......................................    4,361        109            --          4,470
                                                    -------    -------         -----        -------
  Total assets....................................  $73,633    $13,880         $(421)       $87,092
                                                    =======    =======         =====        =======

Current liabilities...............................  $12,197    $ 4,404         $(421)       $16,180
Long-term debt....................................   10,448      6,000            --         16,448
Noncurrent liabilities............................    4,223        502            --          4,725
Minority interests................................    3,676         24            --          3,700
Company obligated mandatorily redeemable preferred
  securities......................................      798         --            --            798
Shareholders' investment..........................   42,291      2,950            --         45,241
                                                    -------    -------         -----        -------

  Total liabilities and shareholders'
    investment....................................  $73,633    $13,880         $(421)       $87,092
                                                    =======    =======         =====        =======

------------------------

(1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group of $421 million and the MCI group had a corresponding net payable to the WorldCom group.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                            (UNAUDITED. IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31, 1998
                                                       ---------------------------------------------
                                                       WORLDCOM     MCI
                                                        GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                       --------   --------   ------------   --------
Revenues.............................................  $ 9,809     $7,808       $   --      $17,617
                                                       -------     ------       ------      -------
Operating expenses:
  Line costs:
    Attributed costs (1).............................    4,781      3,201           --        7,982
    Intergroup allocated expenses (2)................       20        118         (138)          --
  Selling, general and administrative:
    Attributed costs (1).............................    1,395      1,641        1,527        4,563
    Shared corporate services (3)....................      817        710       (1,527)          --
    Other intergroup allocated expenses (4)..........       --         90          (90)          --
  Depreciation and amortization:
    Attributed costs (1).............................    1,952        337           --        2,289
    Intergroup allocated expenses (5)................     (208)       (20)         228           --
  In-process research and development and other
    charges..........................................    2,474      1,251           --        3,725
                                                       -------     ------       ------      -------
Total................................................   11,231      7,328           --       18,559
                                                       -------     ------       ------      -------
Operating income (loss)..............................   (1,422)       480           --         (942)
Interest expense.....................................     (180)      (512)          --         (692)
Miscellaneous income.................................       44         --           --           44
                                                       -------     ------       ------      -------
Loss before income taxes, minority interests,
  cumulative effect of accounting change and
  extraordinary items................................   (1,558)       (32)          --       (1,590)
Provision for income taxes...........................      409        468           --          877
                                                       -------     ------       ------      -------
Loss before minority interests, cumulative effect of
  accounting change and extraordinary items..........   (1,967)      (500)          --       (2,467)
Minority interests...................................      (93)        --           --          (93)
                                                       -------     ------       ------      -------
Loss before cumulative effect of accounting change
  and extraordinary items............................   (2,060)      (500)          --       (2,560)
Cumulative effect of accounting change...............       --        (36)          --          (36)
Extraordinary items..................................     (129)        --           --         (129)
                                                       -------     ------       ------      -------
Loss before distributions on subsidiary trust and
  other mandatorily redeemable preferred securities
  and preferred dividend requirements................   (2,189)      (536)          --       (2,725)
Distributions on subsidiary trust mandatorily
  redeemable preferred securities....................       18         --           --           18
Preferred dividend requirements......................       24         --           --           24
                                                       -------     ------       ------      -------
Net loss.............................................  $(2,231)    $ (536)      $   --      $(2,767)
                                                       =======     ======       ======      =======

(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.

(2) The WorldCom group was allocated $20 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $118 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.

(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amount of $817 million and $710 million, respectively.

(4) The MCI group was allocated $83 million of costs related to its use of buildings, furniture and fixtures and $7 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.

(5) A credit of $201 million and $20 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $7 million to amortization expense has been recorded by the WorldCom group to reflect the charge to MCI group for use of the MCI tradenames.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                            (UNAUDITED. IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31, 1998
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Cash flows from operating activities:
  Net loss..........................................  $(2,189)   $  (536)    $      --     $(2,725)
  Adjustments to reconcile net loss to net cash
    provided by operating activities................    4,723      2,184            --       6,907
                                                      -------    -------     ---------     -------
    Net cash provided by operating activities.......    2,534      1,648            --       4,182
                                                      -------    -------     ---------     -------

Cash flows from investing activities:
  Capital expenditures..............................   (4,523)      (594)           --      (5,117)
  Capital expenditures, Embratel and undersea
    cables..........................................     (369)        --            --        (369)
  Acquisitions and related costs....................   (1,811)    (1,589)           --      (3,400)
  Other investing activities, net...................     (603)        (9)           --        (612)
                                                      -------    -------     ---------     -------
    Net cash used in investing activities...........   (7,306)    (2,192)           --      (9,498)
                                                      -------    -------     ---------     -------
Cash flows from financing activities:
  Principal borrowings on debt, net.................    6,390         --            --       6,390
  Attributed stock activity of WorldCom, Inc........      472         --            --         472
  Distributions on subsidiary trust mandatorily
    redeemable preferred securities.................      (18)        --            --         (18)
  Dividends paid on preferred stock.................      (24)        --            --         (24)
  Intergroup advances, net..........................     (551)       551            --          --
Other...............................................       48         --            --          48
                                                      -------    -------     ---------     -------
    Net cash provided by financing activities.......    6,317        551            --       6,868
                                                      -------    -------     ---------     -------
Net increase in cash and cash equivalents...........    1,545          7            --       1,552
Cash and cash equivalents beginning of period.......      158         17            --         175
                                                      -------    -------     ---------     -------
Cash and cash equivalents end of period.............  $ 1,703    $    24     $      --     $ 1,727
                                                      =======    =======     =========     =======

                          CONSOLIDATING BALANCE SHEET
                                 (IN MILLIONS)

                                                                  AT DECEMBER 31, 1999
                                                    ------------------------------------------------
                                                    WORLDCOM     MCI
                                                     GROUP      GROUP     ELIMINATIONS(1)   WORLDCOM
                                                    --------   --------   ---------------   --------
Current assets....................................  $ 9,037    $ 2,263         $(976)       $10,324
Property and equipment, net.......................   26,227      2,391            --         28,618
Goodwill and other intangibles....................   37,252     10,056            --         47,308
Other assets......................................    4,717        105            --          4,822
                                                    -------    -------         -----        -------
  Total assets....................................  $77,233    $14,815         $(976)       $91,072
                                                    =======    =======         =====        =======

Current liabilities...............................  $12,694    $ 5,491         $(976)       $17,209
Long-term debt....................................    7,128      6,000            --         13,128
Noncurrent liabilities............................    5,276        824            --          6,100
Minority interests................................    2,599         --            --          2,599
Company obligated mandatorily redeemable preferred
  securities......................................      798         --            --            798
Shareholders' investment..........................   48,738      2,500            --         51,238
                                                    -------    -------         -----        -------

  Total liabilities and shareholders'
    investment....................................  $77,233    $14,815         $(976)       $91,072
                                                    =======    =======         =====        =======

------------------------

(1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group of $976 million and the MCI group had a corresponding net payable to the WorldCom group.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31, 1999
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Revenues............................................  $19,736    $16,172       $   --      $35,908
                                                      -------    -------       ------      -------
Operating expenses:
  Line costs:
    Attributed costs (1)............................    7,841      6,898           --       14,739
    Intergroup allocated expenses (2)...............       64        189         (253)          --
  Selling, general and administrative:
    Attributed costs (1)............................    2,594      3,113        3,228        8,935
    Shared corporate services (3)...................    1,601      1,627       (3,228)          --
    Other intergroup allocated expenses (4).........       --        331         (331)          --
  Depreciation and amortization:
    Attributed costs (1)............................    3,533        821           --        4,354
    Intergroup allocated expenses (5)...............     (520)       (64)         584           --
  In-process research and development and other
    charges.........................................       (8)        --           --           (8)
                                                      -------    -------       ------      -------
Total...............................................   15,105     12,915           --       28,020
                                                      -------    -------       ------      -------
Operating income....................................    4,631      3,257           --        7,888
Interest expense....................................     (460)      (506)          --         (966)
Miscellaneous income................................      237          5           --          242
                                                      -------    -------       ------      -------
Income before income taxes and minority interests...    4,408      2,756           --        7,164
Provision for income taxes..........................    1,856      1,109           --        2,965
                                                      -------    -------       ------      -------
Income before minority interests....................    2,552      1,647           --        4,199
Minority interests..................................     (186)        --           --         (186)
                                                      -------    -------       ------      -------
Net income before distributions on subsidiary trust
  and other mandatorily redeemable preferred
  securities and preferred dividend requirements....    2,366      1,647           --        4,013
Distributions on subsidiary trust mandatorily
  redeemable preferred securities...................       63         --           --           63
Preferred dividend requirements.....................        9         --           --            9
                                                      -------    -------       ------      -------
Net income..........................................  $ 2,294    $ 1,647       $   --      $ 3,941
                                                      =======    =======       ======      =======

(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.

(2) The WorldCom group was allocated $64 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $189 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.

(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $1.6 billion and $1.6 billion, respectively.

(4) MCI group was allocated $303 million of costs related to its use of buildings, furniture and fixtures and $28 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.

(5) A credit of $492 million and $64 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $28 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31, 1999
                                                       ---------------------------------------------
                                                       WORLDCOM     MCI
                                                        GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                       --------   --------   ------------   --------
Cash flows from operating activities:
Net income...........................................   $2,366     $1,647     $      --      $4,013
Adjustments to reconcile net income to net cash
  provided by operating activities...................    4,986      2,006            --       6,992
                                                        ------     ------     ---------      ------
    Net cash provided by operating activities........    7,352      3,653            --      11,005
                                                        ------     ------     ---------      ------

Cash flows from investing activities:
Capital expenditures.................................   (7,036)      (787)           --      (7,823)
Capital expenditures, Embratel and undersea cables...     (893)        --            --        (893)
Acquisitions and related costs.......................     (786)      (292)           --      (1,078)
Proceeds from sale of SHL............................    1,640         --            --       1,640
Other investing activities, net......................     (970)      (431)           --      (1,401)
                                                        ------     ------     ---------      ------
    Net cash used in investing activities............   (8,045)    (1,510)           --      (9,555)
                                                        ------     ------     ---------      ------

Cash flows from financing activities:
Principal repayments on debt, net....................   (2,894)        --            --      (2,894)
Attributed stock activity of WorldCom, Inc...........      886         --            --         886
Distributions on subsidiary trust mandatorily
  redeemable preferred securities....................      (63)        --            --         (63)
Dividends paid on preferred stock....................       (9)        --            --          (9)
Intergroup advances, net.............................    2,097     (2,097)           --          --
                                                        ------     ------     ---------      ------
    Net cash provided by (used in) financing
      activities.....................................       17     (2,097)           --      (2,080)
                                                        ------     ------     ---------      ------
Effect of exchange rates on cash.....................     (221)        --            --        (221)
                                                        ------     ------     ---------      ------
Net increase (decrease) in cash and cash
  equivalents........................................     (897)        46            --        (851)
Cash and cash equivalents beginning of period........    1,703         24            --       1,727
                                                        ------     ------     ---------      ------
Cash and cash equivalents end of period..............   $  806     $   70     $      --      $  876
                                                        ======     ======     =========      ======

                          CONSOLIDATING BALANCE SHEET
                                 (IN MILLIONS)

                                                                  AT DECEMBER 31, 2000
                                                    ------------------------------------------------
                                                    WORLDCOM     MCI
                                                     GROUP      GROUP     ELIMINATIONS(1)   WORLDCOM
                                                    --------   --------   ---------------   --------
Current assets....................................  $ 9,068    $ 2,312        $(1,625)      $ 9,755
Property and equipment, net.......................   35,177      2,246             --        37,423
Goodwill and other intangibles....................   36,685      9,909             --        46,594
Other assets......................................    4,963        168             --         5,131
                                                    -------    -------        -------       -------
  Total assets....................................  $85,893    $14,635        $(1,625)      $98,903
                                                    =======    =======        =======       =======

Current liabilities...............................  $14,213    $ 5,085        $(1,625)      $17,673
Long-term debt....................................   11,696      6,000             --        17,696
Noncurrent liabilities............................    3,648      1,087             --         4,735
Minority interests................................    2,592         --             --         2,592
Company obligated mandatorily redeemable preferred
  securities......................................      798         --             --           798
Shareholders' investment..........................   52,946      2,463             --        55,409
                                                    -------    -------        -------       -------

  Total liabilities and shareholders'
    investment....................................  $85,893    $14,635        $(1,625)      $98,903
                                                    =======    =======        =======       =======

------------------------

(1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group of $1.6 billion and the MCI group had a corresponding net payable to the WorldCom group.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31, 2000
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Revenues............................................  $22,755    $16,335       $   --      $39,090
                                                      -------    -------       ------      -------
Operating expenses:
  Line costs:
    Attributed costs (1)............................    8,658      6,804           --       15,462
    Intergroup allocated expenses (2)...............       87        373         (460)          --
  Selling, general and administrative:
    Attributed costs (1)............................    3,682      2,981        3,934       10,597
    Shared corporate services (3)...................    2,007      1,927       (3,934)          --
    Other intergroup allocated expenses (4).........       --        254         (254)          --
  Depreciation and amortization:
    Attributed costs (1)............................    3,907        971           --        4,878
    Intergroup allocated expenses (5)...............     (627)       (87)         714           --
                                                      -------    -------       ------      -------
Total...............................................   17,714     13,223           --       30,937
                                                      -------    -------       ------      -------
Operating income....................................    5,041      3,112           --        8,153
Interest expense....................................     (458)      (512)          --         (970)
Miscellaneous income................................      385         --           --          385
                                                      -------    -------       ------      -------
Income before income taxes, minority interests and
  cumulative effect of accounting change............    4,968      2,600           --        7,568
Provision for income taxes..........................    1,990      1,035           --        3,025
                                                      -------    -------       ------      -------
Income before minority interests and cumulative
  effect of accounting change.......................    2,978      1,565           --        4,543
Minority interests..................................     (305)        --           --         (305)
                                                      -------    -------       ------      -------
Income before cumulative effect of accounting
  change............................................    2,673      1,565           --        4,238
Cumulative effect of accounting change..............      (75)       (10)          --          (85)
Net income before distributions on subsidiary trust
  and other mandatorily redeemable preferred
  securities and preferred dividend requirements....    2,598      1,555           --        4,153
Distributions on subsidiary trust mandatorily
  redeemable preferred securities...................       64         --           --           64
Preferred dividend requirements.....................        1         --           --            1
                                                      -------    -------       ------      -------
Net income..........................................  $ 2,533    $ 1,555       $   --      $ 4,088
                                                      =======    =======       ======      =======

(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.

(2) The WorldCom group was allocated $87 million for its usage of our business voice switches, which have been attributed to MCI group, and the MCI group was allocated $373 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.

(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $2.0 billion and $1.9 billion, respectively.

(4) The MCI group was allocated $226 million of costs related to its use of buildings, furniture and fixtures and $28 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.

(5) A credit of $599 million and $87 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $28 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31, 2000
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Cash flows from operating activities:
Net income..........................................  $ 2,598    $ 1,555     $      --     $  4,153
Adjustments to reconcile net income to net cash
  provided by operating activities..................    2,732        781            --        3,513
                                                      --------   -------     ---------     --------
    Net cash provided by operating activities.......    5,330      2,336            --        7,666
                                                      --------   -------     ---------     --------

Cash flows from investing activities:
Capital expenditures................................   (9,368)      (500)           --       (9,868)
Capital expenditures, Embratel and undersea
  cables............................................   (1,616)        --            --       (1,616)
Acquisitions and related costs......................      (14)        --            --          (14)
Other investing activities, net.....................   (2,614)      (273)           --       (2,887)
                                                      --------   -------     ---------     --------
    Net cash used in investing activities...........  (13,612)      (773)           --      (14,385)
                                                      --------   -------     ---------     --------

Cash flows from financing activities:
Principal borrowings on debt, net...................    6,377         --            --        6,377
Attributed stock activity of WorldCom, Inc..........      585         --            --          585
Distributions on subsidiary trust mandatorily
  redeemable preferred securities...................      (64)        --            --          (64)
Dividends paid on preferred stock...................       (1)        --            --           (1)
Intergroup advances, net............................    1,592     (1,592)           --           --
Other                                                    (274)        --            --         (274)
                                                      --------   -------     ---------     --------
    Net cash provided by (used in) financing
      activities....................................    8,215     (1,592)           --        6,623
                                                      --------   -------     ---------     --------
Effect of exchange rates on cash....................      (19)        --            --          (19)
                                                      --------   -------     ---------     --------
Net decrease in cash and cash equivalents...........      (86)       (29)           --         (115)
Cash and cash equivalents beginning of period.......      806         70            --          876
                                                      --------   -------     ---------     --------
Cash and cash equivalents end of period.............  $   720    $    41     $      --     $    761
                                                      ========   =======     =========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    On November 1, 2000, we announced a realignment of our businesses with the distinct customer bases they serve. In addition, if approved by our shareholders, we will create two separately traded tracking stocks: WorldCom group stock, which is intended to track the separate performance of our data, Internet, international and commercial voice businesses; and MCI group stock, which is intended to reflect the performance of our consumer, small business, wholesale long distance, wireless messaging and dial-up Internet access businesses. If our shareholders do not approve the recapitalization we still intend to implement the realignment.

    Through the businesses attributed to the WorldCom group, which have an extensive, advanced facilities-based global communications network, we provide a broad range of integrated communications and managed network services to both U.S. and non-U.S. based corporations. Offerings include data services such as frame relay, asynchronous transfer mode and Internet protocol networks; Internet related services, including dedicated access, virtual private networks, digital subscriber lines, web centers encompassing application and server hosting and managed data services; commercial voice services; and international services.

    Through the businesses attributed to the MCI group, we provide a broad range of retail and wholesale communications services, including long distance voice communications, consumer local voice communications, wireless messaging, private line services and dial-up Internet access services. Our retail services are provided to consumers and small businesses in the United States. We are the second largest carrier of long distance telecommunications services in the United States. We provide a wide range of long distance telecommunications services, including: basic long distance telephone service, dial around, collect calling, operator assistance and calling card services (including prepaid calling cards) and toll free or 800 services. We offer these services individually and in combinations. Through combined offerings, we provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans. Our wholesale businesses include wholesale voice services provided to carrier customers and other resellers and dial-up Internet access services.

    Although we sometimes refer to such assets and liabilities as those of the WorldCom group or the MCI group, neither of the groups is a separate legal entity. Rather, all of the assets of a group are owned by WorldCom and, if the recapitalization is approved by our shareholders, holders of the WorldCom group stock or the MCI group stock will be shareholders of WorldCom and subject to all of the risks of an investment in WorldCom and all of its businesses, assets and liabilities.

ATTRIBUTION AND ALLOCATION OF ASSETS, LIABILITIES, REVENUES AND EXPENSES

    The following is a discussion of the methods used to attribute and allocate property and equipment, revenues, line costs, shared corporate services, intangible assets and financing arrangements to the WorldCom group and the MCI group.

    PROPERTY AND EQUIPMENT. Property and equipment was attributed to the WorldCom group and the MCI group based on specific identification consistent with the assets necessary to support the continuing operations of the businesses attributed to the respective groups. The balances of property and equipment attributed to each of the groups as of December 31, 2000 are as follows:

                                        WORLDCOM GROUP   MCI GROUP   WORLDCOM, INC.
                                        --------------   ---------   --------------
                                                       (IN MILLIONS)
  Transmission equipment..............     $19,883        $  405         $20,288
  Communications equipment............       5,873         2,227           8,100
  Furniture, fixtures and other.......       8,666           676           9,342
  Construction in progress............       6,727           170           6,897
                                           -------        ------         -------
                                            41,149         3,478          44,627
  Accumulated depreciation............      (5,972)       (1,232)         (7,204)
                                           -------        ------         -------
                                           $35,177        $2,246         $37,423
                                           =======        ======         =======

    Our board of directors may reallocate assets to the other group for fair value at any time without shareholder approval.

    REVENUES. Revenues have been attributed to the WorldCom group and the MCI group based on specific identification of the lines of business that are attributed to the two groups.

    LINE COSTS. Allocated costs and related liabilities within this caption include the costs of the fiber optic systems attributed to the WorldCom group and the costs of the business voice switched services attributed to the MCI group. The line costs allocated to the MCI group for use of our fiber optic systems equal a proportion of the related network costs based on the MCI group's usage. The costs allocated to the WorldCom group for the business voice switched services equal a proportion of the long distance switch costs based on the WorldCom group's usage.

    SHARED CORPORATE SERVICES. A portion of our shared corporate services and related balance sheet amounts (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) has been attributed to the WorldCom group or the MCI group based upon identification of such services specifically benefiting such group. Where determinations based on specific usage alone have been impractical, other allocation methods were used, including methods based on number of employees and the total revenues generated by each group. Management believes these allocation methods are equitable and provide a reasonable estimate of the costs attributable to each group.

    ALLOCATION OF INTANGIBLE ASSETS. Intangible assets consist of the excess consideration paid over the fair value of net tangible assets acquired by us in business combinations accounted for under the purchase method and include goodwill, channel rights, developed technology and tradenames. These assets have been attributed to the respective groups based on specific identification and where acquired companies have been divided between the WorldCom group and the MCI group, the intangible assets have been allocated based on the respective fair values at the date of purchase of the related operations attributed to each group. Management believes that this method of allocation is equitable and provides a reasonable estimate of the intangible assets attributable to the WorldCom group and the MCI group.

    All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group will be allocated an expense, and the WorldCom group will be allocated a corresponding decrease in costs, for the use of the MCI tradenames. For purposes of preparing the historical financial statements for the groups filed as exhibits to this Form 10-K, an expense of $27.5 million per annum was allocated to the MCI group, and a corresponding decrease in costs was allocated to the WorldCom group, in each case since the date of acquisition of MCI, for use by the MCI group of the MCI tradenames. The charge for the next five years will be based on the following schedule:

2001:  $27.5 million
2002:  $30.0 million
2003:  $35.0 million
2004:  $40.0 million
2005:  $45.0 million

    Any renewal or termination of use of the MCI tradename by the MCI group will be subject to the general policy that our board of directors will act in the best interests of WorldCom.

    Goodwill and other intangibles assigned or allocated to the WorldCom group and the MCI group as of December 31, 2000 are as follows:

                                        WORLDCOM GROUP   MCI GROUP   WORLDCOM, INC.
                                        --------------   ---------   --------------
                                                       (IN MILLIONS)
  Goodwill............................     $35,596        $ 9,274        $44,870
  Tradenames..........................       1,100             --          1,100
  Developed technology................       1,590            510          2,100
  Other intangibles...................       2,665          1,113          3,778
                                           -------        -------        -------
                                            40,951         10,897         51,848
  Accumulated amortization............      (4,266)          (988)        (5,254)
                                           -------        -------        -------
                                           $36,685        $ 9,909        $46,594
                                           =======        =======        =======

RESULTS OF OPERATIONS

    For the years ended December 31, 1998, 1999 and 2000, our revenues were as follows:

                                                     1998       1999       2000
                                                   --------   --------   --------
WorldCom group...................................  $ 9,809    $19,736    $22,755
MCI group........................................    7,808     16,172     16,335
                                                   -------    -------    -------
                                                   $17,617    $35,908    $39,090
                                                   =======    =======    =======

    Revenues increased 8.9% in 2000 and 104% in 1999. The increase in 2000 total revenues is attributable to our internal growth. In addition, the increase in 1999 revenues is attributable to the 1998 business combinations described below.

    For the years ended December 31, 1998, 1999 and 2000, net income (loss) was as follows:

                                                               1998       1999       2000
                                                             --------   --------   --------
WorldCom group.............................................  $(2,231)    $2,294     $2,533
MCI group..................................................     (536)     1,647      1,555
                                                             -------     ------     ------
  Net income (loss) applicable to common shareholders......  $(2,767)    $3,941     $4,088
                                                             =======     ======     ======
  Diluted income (loss) per share applicable to common
    shareholders...........................................  $ (1.43)    $ 1.35     $ 1.40
                                                             =======     ======     ======

    Included in net income (loss) are the following items which affect the comparability of the results from period to period:

    - On September 14, 1998 we completed our merger with MCI. The MCI merger was accounted for as a purchase; accordingly, the operating results of MCI are included from the date of that acquisition.

    - Results for 2000 include a pre-tax charge of $93 million associated with the termination of the Sprint merger agreement, including regulatory, legal, accounting and investment banking fees and other costs, and a $685 million pre-tax charge associated with specific domestic and international wholesale accounts that were no longer deemed collectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. We maintain general uncollectible reserves based on historical experience, and specific reserves for items such as bankruptcies, litigation and contractual settlements that are established in the period in which the settlement is both estimable and probable. During the third quarter of 2000, an unprecedented number of our wholesale customers either filed for bankruptcy or changed their status in bankruptcy from reorganization to liquidation. This, combined with the third quarter 2000 declines in stock prices for many companies in the telecommunications industry and the overall tightening of the capital markets, which limited the access of many telecommunications providers to the necessary capital to continue operations, led to our specific write-off of such accounts. Prior to the third quarter 2000 events, the general uncollectible reserves were, in our view, adequate. Additionally, under contractual arrangements with traditional phone companies and other competitive local exchange carriers, we billed the traditional phone companies and competitive local exchange carriers for traffic originating on the traditional phone company's or competitive local exchange carrier's networks and terminating on our network. The traditional phone companies and competitive local exchange carriers have historically disputed these billings, although the collectibility of these billings had continued to be affirmed by public service commission and FCC rulings and by the full payment from a traditional phone company of the largest past due amount. However, during the third quarter of 2000, court rulings and Congressional discussions led to our negotiation and settlement with certain traditional phone companies and competitive local exchange carriers for these outstanding receivables. Based on the outcome of these negotiations, we recorded a specific provision for the associated uncollectible amounts.

    - In 1998, we recorded a pre-tax charge of $196 million in connection with the Brooks Fiber Properties merger, the MCI merger and the asset write-downs and loss contingencies as described below. This charge included $21 million for employee severance, $17 million for Brooks Fiber Properties direct merger costs, $38 million for conformance of Brooks Fiber Properties accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to asset write-downs and loss contingencies associated with the Brooks Fiber Properties merger and the MCI merger. Additionally, in connection with 1998 business combinations, we made allocations of the purchase price to acquired in-process research and development totaling $429 million in the first quarter of 1998 related to the CompuServe Corporation merger and the acquisition of ANS Communications, Inc. and $3.1 billion in the third quarter of 1998 related to the MCI merger.

    - In connection with debt refinancings, we recognized in 1998, extraordinary items of $129 million, net of taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees.

    - We adopted, the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of $36 million, net of taxes. This expense represented start-up costs incurred primarily in conjunction with the development and construction of the advanced messaging network of SkyTel Communications, which are required to be expensed as incurred in accordance with this accounting standard.

    - During the fourth quarter of 2000, we implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $85 million, net of income tax benefit of $50 million.

    - Revenues and line costs for all periods reflect a classification change for reciprocal compensation and central office based remote access equipment sales which are now being treated as offsets to cost of sales. Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. Central office based remote access equipment sales represent the reimbursement of customer specific equipment costs incurred by us on behalf of the customer as part of our service provisioning. As such, we have determined that it is more appropriate to reflect these reimbursements net of cost. Previously, we recorded these items on a gross basis as revenues. Revenues and line costs for all periods also reflect the reclassification of small business and consumer primary interexchange carrier charges to line costs. Primary interexchange carrier charges are flat-rate charges mandated by the FCC which apply to telecommunications companies that connect to customers through a traditional phone company's facilities. Effective July 1, 2000, as a result of the FCC's CALLs order, the PICC fee is billed directly to the customer by the traditional phone company rather than to WorldCom and rebilled to the customer. Operating income, net income available to common shareholders and the balance sheet are not affected by these reclassifications.

    WORLDCOM GROUP

    The following table sets forth for the periods indicated the WorldCom group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------
                                               1998
                                             UNAUDITED                  1999                     2000
                                        -------------------      -------------------      -------------------
Revenues..............................  $ 9,809      100.0%      $19,736     100.0%       $22,755     100.0%
Line costs............................    4,801       48.9         7,905      40.1          8,745      38.4
Selling, general and administrative...    2,212       22.6         4,195      21.3          5,689      25.0
Depreciation and amortization.........    1,744       17.8         3,013      15.3          3,280      14.4
In-process research and development
  and other charges...................    2,474       25.2            (8)       --             --        --
                                        -------     ------       -------     -----        -------     -----
Operating income (loss)...............  $(1,422)     (14.5)%     $ 4,631      23.5%       $ 5,041      22.2%
                                        =======     ======       =======     =====        =======     =====

YEAR ENDED DECEMBER 31, 1999 VS.
  YEAR ENDED DECEMBER 31, 2000

    REVENUES. Revenues for 2000 increased 15.3% to $22.8 billion versus $19.7 billion for the same period in the prior year. The increase in total revenues is attributable to internal growth of the WorldCom group.

    Revenues and line costs for all periods reflect a classification change for reciprocal compensation which is now being treated as an offset to cost of sales. Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. As such, the WorldCom group has determined that it is more appropriate to reflect this reimbursement net of cost. Previously, the WorldCom group recorded reciprocal compensation on a gross basis as revenues. Operating income, net income and the balance sheet are not affected by this reclassification.

    Actual reported revenues by category for the years ended December 31, 1999 and 2000 reflect the following changes by category (dollars in millions):

                                                                          PERCENT
                                                      1999       2000      CHANGE
                                                    --------   --------   --------
COMMERCIAL SERVICES REVENUES
  Voice...........................................  $ 7,433    $ 7,036      (5.3)
  Data............................................    5,830      7,407      27.0
  International...................................    4,396      5,879      33.7
  Internet........................................    1,554      2,466      58.7
                                                    -------    -------
TOTAL COMMERCIAL SERVICES REVENUES................   19,213     22,788      18.6
  SAB 101, other..................................      523        (33)       --
                                                    -------    -------
TOTAL.............................................  $19,736    $22,755      15.3
                                                    =======    =======

    Voice revenues for 2000 decreased 5.3% over the prior year period on traffic growth of 6.4% as a result of federally mandated access charge reductions, noted under line costs below, that were passed through to the customer. The revenue decrease was partially offset by local voice revenue increases of 17.4% and wireless voice revenue increases of 104% for 2000. The WorldCom group continued to show significant percentage gains in local and wireless voice services as customers purchased "all-distance" voice services from the WorldCom group. However, local revenues and wireless voice revenues are still a relatively small component of total commercial voice revenues. Excluding local and wireless voice revenues, commercial voice services revenues for 2000 decreased 15.2% over 1999. Voice revenues include both domestic commercial long distance and local switched revenues.

    Data revenues for 2000, increased 27.0% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. The revenue growth for data services was driven by a 32.8% increase in frame relay and asynchronous transfer mode services. As of December 31, 2000, approximately 35% of data revenues were derived from frame relay and asynchronous transfer mode services. The WorldCom group continued to experience strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks. Additionally, as of December 31, 2000, the WorldCom group's domestic local voice grade equivalents had increased 98% to 65.5 million versus the prior year amount.

    International revenues for 2000 increased 33.7% to $5.9 billion versus $4.4 billion for 1999. This includes a 28% increase in revenues from Europe, a 27% increase in revenues from South America, which is Embratel, and a 119% increase in revenues from Asia and other areas. The WorldCom group's international network reach continued to expand. As of December 31, 2000, the WorldCom group had 21 international facility based city networks versus 17 in 1999. Additionally, during 2000 the

WorldCom group added over 5,000 buildings for a total of over 15,000 buildings connected on the international networks.

    Internet revenues for 2000 increased 58.7% over the prior year period. Growth was driven by demand for dedicated circuits as business customers migrated their data networks and applications to Internet-based technologies with greater amounts of bandwidth. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

    SAB 101, other revenues which, prior to April 1999, primarily consisted of the operations of SHL, were a reduction of $33 million for 2000 and $523 million for the year ended December 31, 1999. During the fourth quarter of 2000, the WorldCom group implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. As required by SAB 101, the WorldCom group retroactively adopted this accounting effective January 1, 2000, which resulted in a $33 million decrease in revenues for 2000. In
April 1999, the WorldCom group completed the sale of SHL to Electronic Data Systems for $1.6 billion.

    LINE COSTS. Line costs as a percentage of revenues for 2000 decreased to 38.4% as compared to 40.1% reported for the prior year. The overall improvement is a result of increased data and dedicated Internet traffic over WorldCom-owned facilities, which positively affected line costs as a percentage of revenues by approximately one and one half percentage points. Additionally, access charge reductions that occurred in January 2000 and July 2000 reduced total line cost expense by approximately $95 million for 2000. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by more than a quarter of a percentage point. Line costs for the year ended December 31, 2000 and 1999 included $87 million and $64 million, respectively, of charges for business voice switched services provided by the MCI group.

    The principal components of line costs are access charges and transport charges. Regulators have historically permitted access charges to be set at levels that are well above traditional phone companies' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. The WorldCom group has actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively neutral manner. The WorldCom group cannot predict the outcome of these proceedings or whether or not the results will have a material adverse impact on our combined financial position or results of operations. However, the WorldCom group's goal is to manage transport costs through effective utilization of its networks, favorable contracts with carriers and network efficiencies made possible as a result of expansion of the WorldCom group's customer base.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 2000 were $5.7 billion or 25.0% of revenues as compared to $4.2 billion or 21.3% of revenues for 1999. Selling, general and administrative expenses for 2000 includes a $340 million pre-tax charge associated with specific accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000, and a $93 million pre-tax one-time charge recorded in the second quarter of 2000 associated with the termination of the Sprint merger agreement, including regulatory, legal, accounting and investment banking fees and other costs. Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 23.1% for 2000. Selling, general and administrative expenses for 2000 includes increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development. These increased costs affected selling, general and administrative expense as a percentage of revenues by approximately three percentage points. The WorldCom group expects selling, general and administrative expenses to increase over the next twelve months as a result of the previously noted costs being incurred at an accelerated pace.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 2000 increased to $3.3 billion or 14.4% of revenues from $3.0 billion or 15.3% of revenues for 1999. This increase reflects increased depreciation associated with increased capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base. Depreciation and amortization expense for the years ended December 31, 2000 and 1999 excludes $627 million and $520 million, respectively, of charges allocated to the MCI group for transit capacity requirements provided by the WorldCom group, for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures and for the MCI group's use of the MCI tradename.

YEAR ENDED DECEMBER 31, 1998 VS.
YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues for 1999 increased 101.2% to $19.7 billion as compared to $9.8 billion for 1998. The increase in total revenues is attributable to the MCI merger and Embratel acquisition as well as internal growth. Results include MCI and Embratel operations from September 14, 1998, and CompuServe Network Services and ANS from February 1, 1998.

    Actual reported revenues by category for the years ended December 31, 1998, and 1999 reflect the following changes by category (dollars in millions):

                                                      ACTUAL     ACTUAL    PERCENT
                                                       1998       1999      CHANGE
                                                     --------   --------   --------
COMMERCIAL SERVICES REVENUES
    Voice..........................................   $3,422    $ 7,433     117.2
    Data...........................................    2,644      5,830     120.5
    International..................................    2,272      4,396      93.5
    Internet.......................................      897      1,554      73.2
                                                      ------    -------
TOTAL COMMERCIAL SERVICES REVENUES.................    9,235     19,213     108.0
    Other..........................................      574        523      (8.9)
                                                      ------    -------
TOTAL REPORTED REVENUES............................   $9,809    $19,736     101.2
                                                      ======    =======

    Voice revenues for 1999 increased 9.9% as compared to $6.8 billion for the 1998 pro forma amount, driven by a gain of 6.6% in traffic as a result of customers purchasing "all-distance" voice services from the WorldCom group. The 1998 pro forma revenues assume that the MCI merger, CompuServe Corporation merger and ANS acquisition occurred at the beginning of 1998. Local voice revenues grew 113% in 1999 versus the same period of the prior year, but remained a relatively small component of voice revenues for 1999. These volume and revenue gains were offset partially by federally mandated access charge reductions, noted under line costs below, that were passed through to the customer.

    Data revenues for 1999 increased 23.2% over the 1998 pro forma amount of $4.7 billion. The revenue growth for data services continued to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth was driven by connectivity demands and also by corporate enterprise applications that have become more strategic, far reaching and complex. In addition, bandwidth consumption drove an acceleration in growth for higher capacity circuits. As of December 31, 1999, the WorldCom group had approximately
33.1 million domestic local voice grade equivalents and over 39,000 buildings in the United States connected over its high-capacity circuits. Domestic local route miles of connected fiber exceeded 8,000 and domestic long distance route miles exceeded 47,000 as of December 31, 1999.

    International revenues increased 93.5% in 1999 to $4.4 billion versus
$2.3 billion for 1998. The increase is attributable to the Embratel acquisition and internal growth. Embratel revenues for 1998 only reflect Embratel operations after September 14, 1998 because Embratel was purchased by MCI in August 1998 (just prior to our merger with MCI). International revenues excluding Embratel for 1999 were $1.6 billion, an increase of 49.0% as compared with $1.1 billion for the same pro forma period of the prior year. The WorldCom group continued to extend the reach of its end-to-end networks and as of December 31, 1999, provided the WorldCom group the capability to connect approximately 10,000 buildings in Europe, all over our high-capacity circuits.

    Internet revenues for 1999 increased 64.8% over the 1998 pro forma amount of $943 million. Growth for 1999 was driven by more business customers migrating their data networks and applications to Internet-based technologies. Additionally, during 1999 the WorldCom group increased the capacity of its global Internet network to OC-48 in response to the increasing backbone transport requirements of its commercial and wholesale accounts.

    Other revenues, which primarily consist of the operations of SHL, for 1999 were $523 million, a decrease of 69.8% versus $1.7 billion for the 1998 pro forma period. In April 1999, the WorldCom group completed the sale of SHL to Electronic Data Systems for $1.6 billion.

    LINE COSTS. Line costs as a percentage of revenues for 1999 were 40.1% as compared to 48.9% reported for the same period in the prior year. Overall decreases are attributable to changes in the product mix and synergies and economies of scale resulting from network efficiencies achieved from the continued assimilation of MCI, CompuServe Network Services, ANS and WorldCom's operations. Additionally, access charge reductions that occurred in January 1999 and July 1999 reduced total line cost expense by approximately
$138 million for 1999. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by almost half a percentage point for 1999. Line costs for 1999 and 1998 included $64 million and $20 million, respectively, of charges for business voice switched services provided by the MCI group.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1999 were $4.2 billion or 21.3% of revenues as compared to $2.2 billion or 22.6% of revenues for 1998. The decrease in selling, general and administrative expenses as a percentage of revenues for 1999 reflects scale savings in corporate overhead and operations from merging the MCI and WorldCom organizations.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1999 increased to $3.0 billion or 15.3% of revenues from $1.7 billion or 17.8% of revenues for 1998. This increase reflects increased amortization and depreciation associated with the MCI merger, CompuServe merger and ANS transaction as well as additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base. Depreciation and amortization expense for 1999 and 1998 excludes
$520 million and $208 million, respectively, of charges allocated to the MCI group for transit capacity requirements provided by the WorldCom group, for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures and for its use of the MCI tradename.

    IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES. In 1998, the WorldCom group recorded a pre-tax charge of $177 million in connection with the Brooks Fiber Properties merger, the MCI merger and asset write-downs and loss contingencies. This charge included $21 million for employee severance, $17 million for Brooks Fiber Properties direct merger costs, $38 million for conformance of Brooks Fiber Properties accounting policies, $37 million for exit costs under long-term commitments, $31 million for the write-down of a permanently impaired investment and $33 million related to asset write-downs and loss contingencies. The $37 million related to long-term commitments includes $33 million of minimum commitments between 1999 and 2008 for leased facilities that the WorldCom group has or will abandon, and $4 million of other commitments. Because of organizational and operational changes that occurred, management concluded in 1999 that selected leased properties would not be abandoned according to the original plan that was approved by management. Therefore, in 1999 a reversal of a $9 million charge to in-process research and development and other charges was recorded in connection with this plan amendment. Additionally, the $33 million related to asset write-downs and loss contingencies includes $9 million for the decommission of information systems that have no alternative future use, $9 million for the write-down to fair value of assets held for sale that were disposed of in 1998 and $15 million related to legal costs and other items related to Brooks Fiber Properties.

    In connection with 1998 business combinations, WorldCom made allocations of the purchase price to acquired in-process research and development totaling
$429 million in the first quarter of 1998 related to the CompuServe merger and ANS transaction and $3.1 billion in the third quarter of 1998 related to the MCI merger. These allocations represent the then estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the respective business combinations, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

    Based on the respective fair values of the related operations allocated to each group, $2.3 billion of the in-process research and development charge was allocated to the WorldCom group. Management believes that this method of allocation provides a reasonable estimate of the in-process research and development charges attributable to each group.

    MCI GROUP

    The following table sets forth for the periods indicated the MCI group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                     1998
                                                   UNAUDITED                  1999                  2000
                                              -------------------      -------------------   -------------------
Revenues....................................   $7,808     100.0%       $16,172     100.0%    $16,335     100.0%
Line costs..................................    3,319      42.5          7,087      43.8       7,177      43.9
Selling, general and administrative.........    2,441      31.3          5,071      31.4       5,162      31.6
Depreciation and amortization...............      317       4.1            757       4.7         884       5.4
In-process research and development and
  other charges.............................    1,251      16.0             --        --          --        --
                                               ------     -----        -------     -----     -------     -----
Operating income............................   $  480       6.1%       $ 3,257      20.1%    $ 3,112      19.1%
                                               ======     =====        =======     =====     =======     =====

YEAR ENDED DECEMBER 31, 1999 VS.
YEAR ENDED DECEMBER 31, 2000

    REVENUES. Revenues for 2000 increased 1.0% to $16.3 billion versus $16.2 billion for 1999. The increase in total revenues is attributable to internal growth of the MCI group.

    Revenues and line costs for all periods reflect a classification change for reciprocal compensation and central office based remote access equipment sales which are now being treated as offsets to cost of sales. Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. Central office based remote access equipment sales represent the reimbursement of customer specific equipment costs incurred by us on behalf of the customer as part of our service provisioning. As such, the MCI group has determined that it is more appropriate to reflect these reimbursements net of cost. Previously, the MCI group recorded these items on a gross basis as revenues. Revenues and line costs for all periods also reflect the reclassification of small business and consumer primary interexchange carrier charges to line costs. Effective July 1, 2000, as a result of the FCC's CALLs order, the PICC fee is billed directly to the customer by the traditional phone company rather than to WorldCom and rebilled to the customer. Operating income, net income and the balance sheet are not affected by these reclassifications.

    Actual reported revenues by category for the year ended December 31, 1999 and 2000 reflect the following changes by category:

                                                                          PERCENT
                                                      1999       2000      CHANGE
                                                    --------   --------   --------
REVENUES
  Wholesale and consumer..........................  $11,533    $11,170      (3.1)
  Alternative channels and small business.........    3,142      3,541      12.7
  Dial-up Internet................................    1,497      1,628       8.8
  SAB 101.........................................       --         (4)       --
                                                    -------    -------
TOTAL REVENUES....................................  $16,172    $16,335       1.0
                                                    =======    =======

    Wholesale and consumer revenues for 2000 decreased 3.1%, over the prior year period. The wholesale market continues to be extremely price competitive as declines in minute rates outpaced increases in traffic resulting in revenue decreases of 14.1%, for 2000, versus the prior year period. The wholesale market decreases were partially offset by a 2.5% increase in consumer revenues as the MCI group's partner marketing programs helped to drive Dial-1 product gains. Consumer revenue growth was impacted by declines in transaction brands and calling card services, which have been pressured by increasing wireless substitution, and 10-10-321, which the MCI group no longer actively markets. The MCI group expects to see continued pricing pressure in both the wholesale and consumer businesses, which will affect both revenue growth and gross margins.

    Alternative channels and small business revenues for 2000 increased 12.7% over the prior year period. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. This increase is primarily attributable to internal growth for wholesale alternative channel voice revenues. The MCI group expects that pricing pressures in the wholesale and small business markets will negatively affect revenue growth in this area and this level of growth will decline in the foreseeable future as a result of these services being de-emphasized as the MCI group shifts its focus from revenue growth to cash generation.

    Dial-up Internet revenue growth for 2000 was 8.8% over the prior year amount. The MCI group's dial access network has grown 71% to over 2.8 million modems as of December 31, 2000, compared with the prior year. Additionally, Internet connect hours increased 54.8% to 6.5 billion hours for 2000 versus the prior year. These network usage increases were offset by pricing pressure on dial-up Internet traffic as a result of contract repricings in the second quarter of 2000, which lowered average revenue per hour by 25% for 2000 versus the prior year period.

    SAB 101 revenues for 2000 were a reduction of $4 million versus zero for 1999. During the fourth quarter of 2000, the MCI group implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. As required by SAB 101, the MCI group retroactively adopted this accounting effective January 1, 2000, which resulted in a $4 million decrease in revenues for 2000.

    LINE COSTS. Line costs as a percentage of revenues for 2000 increased to 43.9% as compared to 43.8% reported for the prior year period. The increase was primarily the result of contract repricings in the dial-up Internet business as noted above and continued competitive pricing on the dial-up Internet business which effectively held the average cost per hour constant although average dial-up Internet revenues per hour decreased by 25%. Additionally, access charge reductions that occurred in January 2000 and July 2000 reduced total line costs by approximately $150 million for 2000. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues was positively affected by one half of a percentage point. Line costs for the year ended December 31, 2000 and 1999 included $373 million and $189 million, respectively, of charges allocated to the MCI group for use of our fiber optic systems, which have been attributed to the WorldCom group.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 2000 were $5.2 billion or 31.6% of revenues as compared to $5.1 billion or 31.4% of revenues for the prior year period. Selling, general and administrative expenses for 2000 includes a $345 million pre-tax charge associated with specific wholesale accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. Excluding this charge, selling, general and administrative expenses as a percentage of revenues were 29.5% for 2000. This decrease as a percentage of revenues primarily results from lower advertising and marketing costs incurred in the consumer business. Selling, general and administrative expenses for year ended December 31, 2000 included $254 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($226 million) and the cost allocated to the MCI group for use of the MCI tradename ($28 million). For the year ended December 31, 1999, selling, general and administrative expenses included $331 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($303 million) and the cost allocated to the MCI group for the use of the MCI tradename ($28 million).

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 2000 increased to $884 million or 5.4% of revenues from $757 million or 4.7% of revenues for 1999. These increases primarily reflect additional depreciation associated with capital expenditures. Depreciation and amortization for the years ended December 31, 2000 and 1999 excludes $87 million and $64 million, respectively, of charges for business voice switched services provided to the WorldCom group by the MCI group.

YEAR ENDED DECEMBER 31, 1998 VS.
YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues for 1999 increased to $16.2 billion as compared to $7.8 billion for 1998. The increase in total revenues is attributable to the MCI merger as well as internal growth. Results include MCI operations from September 14, 1998, and CompuServe Network Services and ANS from February 1, 1998.

    Actual reported revenues by category for the years ended December 31, 1998 and 1999 reflect the following changes by category (dollars in millions):

                                                      ACTUAL     ACTUAL    PERCENT
                                                       1998       1999      CHANGE
                                                     --------   --------   --------
REVENUES
  Wholesale and consumer...........................   $5,100    $11,533     126.1
  Alternative channels and small business..........    1,706      3,142      84.2
  Dial-up Internet.................................    1,002      1,497      49.4
                                                      ------    -------
TOTAL REVENUES.....................................   $7,808    $16,172     107.1
                                                      ======    =======

    Wholesale and consumer revenues for 1999 experienced a 4.4% increase over the 1998 pro forma amount of $11.0 billion, driven by a gain of 12.8% in traffic. The 1998 pro forma revenues assume that the MCI merger, CompuServe Corporation merger and ANS acquisition occurred at the beginning of 1998. Consumer revenues increased 7.0% in 1999 on traffic volume gains of 18.9% as volume gains more than offset pricing declines as a result of federally mandated access charge reductions, noted under line costs below, that were passed through to the customer. Additionally, wholesale data revenues increased 28.9% in 1999 on increased demand for wholesale services. These volume and revenue gains were offset partially by anticipated year-over-year declines in wholesale voice revenues, which decreased 9.4% on wholesale traffic gains of 6.7% over the 1998 pro forma period.

    Alternative channels and small business revenues for 1999 increased 14.0% over the 1998 pro forma amount of $2.8 billion. The 1999 increase was driven by a 27.9% increase in wholesale alternative channels and offset by a decrease in small business revenues of 3.0%.

    Dial-up Internet revenues for 1999 increased 44.4% over the 1998 pro forma amount of $1.0 billion. Growth was driven by increased wholesale Internet service provider arrangements with vendors. The MCI group's dial access network has grown over 85% to 1.7 million modems, compared with the same period in the prior year.

    LINE COSTS. Line costs as a percentage of revenues for 1999 were 43.8% as compared to 42.5% reported for the same period in the prior year. The increase was attributable to the change in product mix as a result of the MCI merger resulting in a larger concentration of consumer and small business revenues. The increase was partially offset by decreases as a result of synergies and economies of scale resulting from network efficiencies achieved from the continued assimilation of MCI, CompuServe Network Services, ANS and WorldCom operations. Additionally, access charge reductions that occurred in January 1999 and July 1999 reduced total line cost expense by approximately
$291 million for 1999.

While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues was positively affected by a percentage point. Line costs for 1999 and 1998 included $189 million and $118 million, respectively, of charges allocated to the MCI group for transit capacity requirements provided by the WorldCom group.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1999 were $5.1 billion or 31.4% of revenues as compared to $2.4 billion or 31.3% of revenues for 1998. The decrease in selling, general and administrative expenses as a percentage of revenues for 1999 reflects the assimilation of MCI into our strategy of cost control. Selling, general and administrative expenses for 1999 included $331 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($303 million) and the cost allocated to the MCI group for use of the MCI tradename ($28 million). Selling, general and administrative expenses for 1998 included $90 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($83 million) and the cost allocated to the MCI group for use of the MCI tradename ($7 million).

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1999 increased to $757 million or 4.7% of revenues from $317 million or 4.1% of revenues for 1998. These increases reflect increased amortization and depreciation associated with the MCI merger, CompuServe merger and ANS transaction as well as additional depreciation related to capital expenditures. Depreciation and amortization for 1999 and 1998 excludes $64 million and $20 million, respectively, of charges for business voice switched services provided to the WorldCom group by the MCI group.

    IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES. In 1998, the MCI group recorded a pre-tax charge of $19 million in connection with the MCI merger for minimum contractual network lease commitments that expire between 1999 and 2001, for which the MCI group will receive no future benefit due to the migration of traffic to owned facilities.

    In connection with 1998 business combinations, WorldCom made allocations of the purchase price to acquired in-process research and development totaling
$429 million in the first quarter of 1998 related to the CompuServe merger and ANS transaction and $3.1 billion in the third quarter of 1998 related to the MCI merger. These allocations represent the then estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the respective business combinations, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

    Based on the respective fair values of the related operations allocated to each group, $1.2 billion of the in-process research and development was allocated to the MCI group. Management believes that this method of allocation provides a reasonable estimate of the in-process research and development charges attributable to each group.

NON-OPERATING ITEMS

    The following discusses non-operating items affecting results of operations for WorldCom as a whole.

    INTEREST EXPENSE. Interest expense for 2000 was $970 million or 2.5% of revenues as compared to $966 million or 2.7% of revenues for 1999 and $692 million or 3.9% of revenues for 1998. For 2000, 1999 and 1998, weighted average annual interest rates on our long-term debt were 7.28%, 7.23% and 7.33%, respectively, while weighted average levels of borrowings were $21.6 billion, $19.1 billion and $12.7 billion, respectively.

    Interest expense for 2000 was favorably impacted by increased construction activity and the associated interest capitalization, offset in part by higher weighted average levels of borrowings and higher interest rates on our variable rate debt and 2000 public debt offerings. The 1999 increase in interest expense is attributable to higher debt levels as a result of the MCI merger, higher capital expenditures and the 1998 fixed rate debt financings, offset by lower interest rates as a result of tender offers for outstanding debt in the first and fourth quarters of 1999 and slightly lower rates in effect on our variable rate debt. Interest expense for 2000 and 1999 was also favorably impacted as a result of SHL sale proceeds, investment sale proceeds and proceeds from the increase in our receivables purchase program in the third quarter of 1999 used to repay indebtedness under our credit facilities and commercial paper program.

    MISCELLANEOUS INCOME AND EXPENSE.  Miscellaneous income for 2000 was
$385 million or 1.0% of revenues as compared to $242 million or 0.7% of revenues for 1999 and $44 million or 0.2% of revenues for 1998. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

    PROVISION FOR INCOME TAXES. The effective income tax rate for 2000 was 40.0% of income before taxes versus 41.4% in 1999. The rates are greater than the expected federal statutory rate of 35% primarily due to the amortization of the non-deductible goodwill. Excluding non-deductible amortization of goodwill, our effective income tax rate would have been 35.0% in 2000, and 36.2% in 1999. In 1998, we recorded a tax provision of $877 million on a pretax loss of $1.6 billion. Although we generated a consolidated pretax loss for 1998, permanent non-deductible items aggregating approximately $4.0 billion, including the in-process research and development charges discussed above, resulted in the recognition of taxable income.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During the fourth quarter of 2000, we implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $85 million, net of income tax benefit of $50 million.

    We adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of $36 million, net of income tax benefit of $22 million. This expense represented start-up costs incurred primarily in conjunction with the development and construction of the advanced messaging network of SkyTel Communications, which are required to be expensed as incurred in accordance with this accounting standard.

    EXTRAORDINARY ITEMS. In the first quarter of 1998, we recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and related refinancings of our outstanding debt from the Brooks Fiber Properties merger.

    NET INCOME APPLICABLE TO COMMON SHAREHOLDERS.  For the year ended
December 31, 2000, we reported net income applicable to common shareholders of $4.1 billion as compared to $3.9 billion for the year ended December 31, 1999 and a net loss of $2.8 billion reported for 1998. Diluted income per common share for 2000 was $1.40 compared to income per common share of $1.35 for 1999 and a loss per share of $1.43 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, our total debt was $24.9 billion, an increase of $6.8 billion from December 31, 1999. Additionally, at December 31, 2000, we had available liquidity of $7.8 billion under our credit facilities and commercial paper program (which are described below) and from available cash. For
December 31, 2000 and 1999, the MCI group was notionally allocated $6.0 billion of WorldCom's debt and the remaining outstanding debt was notionally allocated to the WorldCom group. WorldCom management has a wide degree of discretion over the cash management policies of both the WorldCom group and the MCI group. Cash generated by either group could be transferred to the other group without prior approval of WorldCom's shareholders.

    On December 19, 2000, we completed the private offering of $2.0 billion principal amount of debt securities. The net proceeds of $1.99 billion were used to repay commercial paper obligations. The offering consisted of $1.0 billion of 7.375% Dealer Remarketable Securities, or Drs., which mature January 15, 2011, and $1.0 billion of 7.375% Notes Due 2006, which mature January 15, 2006. The debt securities were not registered under federal securities laws and therefore may not be offered or sold in the United States unless registered or exempt.

    Interest on the Drs. is payable semiannually on the 15th day of January and July, beginning July 15, 2001 and including January 15, 2003. Thereafter, interest on the Drs. is payable annually on January 15th. The Drs. are subject to mandatory tender by all holders of Drs. to the remarketing dealer on January 15, 2003 and on each January 15th thereafter, until and including January 15, 2010. Interest on the 7.375% Notes Due 2006 is payable semiannually on the 15th day of January and July, beginning July 15, 2001.

    If the remarketing dealer elects to remarket the Drs. on any remarketing date as described therein, holders must tender the Drs. to the remarketing dealer at 100% of their principal amount. If the remarketing dealer elects not to remarket the Drs., or for any reason does not purchase all of the Drs. on such remarketing date, holders must tender and we will repurchase, at 100% of their principal amount, any Drs. that have not been purchased by the remarketing dealer.

    If the remarketing dealer remarkets the Drs. on any remarketing date, the stated interest rate on the Drs. will be reset at an adjusted fixed rate until the immediately following remarketing date (or, in the case of the last remarketing date, until the stated maturity date). The Drs. will generally not be redeemable by us.

    On May 24, 2000, we completed a public debt offering of $5.0 billion principal amount of debt securities. The net proceeds of $4.95 billion were used to pay down commercial paper obligations. The public debt offering consisted of the following series of notes:

                                           PRINCIPAL
            TITLE                           AMOUNT                    MATURITY
            -----                          ---------                  --------
Floating Rate Notes Due 2001             $ 1.5 billion            November 26, 2001
7.875% Notes Due 2003                    $ 1.0 billion            May 15, 2003
8% Notes Due 2006                        $1.25 billion            May 15, 2006
8.25% Notes Due 2010                     $1.25 billion            May 15, 2010

    The Floating Rate Notes bear interest payable quarterly on the 24th day of February, May, August and November, beginning August 24, 2000. Each of the 7.875% Notes Due 2003, the 8% Notes Due 2006 and the 8.25% Notes Due 2010 bear interest payable semiannually in arrears on May 15 and November 15 of each year, commencing November 15, 2000.

    The 8% Notes Due 2006, the 7.375% Notes Due 2006 and the 8.25% Notes Due 2010 are redeemable, as a whole or in part, at our option, at any time or from time to time, at respective redemption prices equal to the greater of:

    - 100% of the principal amount of the Notes to be redeemed or

    - the sum of the present values of the remaining scheduled payments (as defined) discounted at the Treasury rate (as defined) plus 0.25% for the 8% Notes Due 2006 and the 7.375% Notes Due 2006, and 0.30% for the 8.25% Notes Due 2010.

    On August 3, 2000, we extended our existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term. We refer to this credit facility as the Facility C Loans. The Facility C Loans, together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement, which we refer to as the Facility A Loans, provide us with aggregate credit facilities of $10.75 billion. These credit facilities provide liquidity support for our commercial paper program and will be used for other general corporate purposes.

    The Facility A Loans mature on June 30, 2002. The Facility C Loans mature on August 2, 2001; provided, however, that we may elect at that time to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

    The credit facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by us under the terms of the credit facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing generally varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon our then current debt ratings.

    The credit facilities are unsecured but include a negative pledge of our assets, and, subject to exceptions, the covered subsidiaries.

    The credit facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The credit facilities require compliance with operating covenants which limit, among other things, the incurrence of additional indebtedness by us and the covered subsidiaries and sales of assets and mergers and dissolutions. The credit facilities do not restrict distributions to shareholders, provided we are not in default under the credit facilities. At December 31, 2000, we were in compliance with these covenants.

OPERATING ACTIVITIES

    For the years ended December 31, 1998, 1999 and 2000, our cash flows from operations was as follows:

                                                      1998       1999       2000
                                                    --------   --------   --------
WorldCom group....................................  $ 2,534    $ 7,352     $5,330
MCI group.........................................    1,648      3,653      2,336
                                                    -------    -------     ------
  Net cash provided by operating activities.......  $ 4,182    $11,005     $7,666
                                                    =======    =======     ======

    The 2000 decrease reflects increases in working capital requirements and deferred tax obligations in both the WorldCom group and the MCI group, offset by improved operating results in the WorldCom group. The 1999 increase for the WorldCom group and the MCI group was primarily attributable to the MCI merger, internal growth and synergies and economies of scale resulting from network efficiencies and selling, general and administrative cost savings achieved from the assimilation of 1998 acquisitions into our operations.

INVESTING ACTIVITIES

    For the years ended December 31, 1998, 1999 and 2000, our net cash used in investing activities was as follows:

                                                     1998       1999       2000
                                                   --------   --------   --------
WorldCom group...................................  $(7,306)   $(8,045)   $(13,612)
MCI group........................................   (2,192)    (1,510)       (773)
                                                   -------    -------    --------
  Net cash used in investing activities..........  $(9,498)   $(9,555)   $(14,385)
                                                   =======    =======    ========

    The WorldCom group's primary capital expenditures totaled $4.5 billion in 1998, $7.0 billion in 1999 and $9.4 billion in 2000. Primary capital expenditures include purchases of transmission, communications and other equipment. The WorldCom group's capital expenditures for Embratel and undersea cables was $369 million in 1998, $893 million in 1999 and $1.6 billion in 2000.

    The MCI group's capital expenditures totaled $594 million in 1998, $787 million in 1999 and $500 million in 2000. The MCI group's capital expenditures includes purchases of switching equipment, dial modems and messaging and other equipment.

    Investing activities includes acquisitions and related costs of $3.4 billion in 1998, $1.1 billion in 1999 and $14 million in 2000. Additionally, proceeds from the disposition of marketable securities and other long-term assets were $202 million in 1998, $1.9 billion in 1999 and $680 million in 2000. In 1999, the WorldCom group received $1.6 billion in proceeds from the sale of SHL to EDS.

FINANCING ACTIVITIES

    For the years ended December 31, 1998, 1999 and 2000, cash provided by (used in) financing activities was as follows:

                                                       1998       1999       2000
                                                     --------   --------   --------
WorldCom group.....................................   $6,317    $    17     $8,215
MCI group..........................................      551     (2,097)    (1,592)
                                                      ------    -------     ------
  Net cash provided by (used in) financing
    activities.....................................   $6,868    $(2,080)    $6,623
                                                      ======    =======     ======

    Financing activities includes net proceeds from borrowings on debt of $6.4 billion in 1998 and 2000 and net repayments on debt of $2.9 billion in 1999. Financing activities for the MCI group reflect the borrowings (repayment) of intergroup advances.

    Also included in financing activities are proceeds from WorldCom's common stock issuances of $472 million in 1998, $886 million in 1999 and $585 million in 2000, as a result of WorldCom common stock option and warrant exercises.

    In January 2000, each share of our Series C Preferred Stock was redeemed by us for $50.75 in cash, or approximately $190 million in the aggregate. The funds required to pay all amounts under the redemption were obtained by us from available liquidity under our credit facilities and commercial paper program.

    In the third quarter of 2000, we paid the final installment of R$795 million (U.S. $444 million) on the note due in connection with our purchase of Embratel. Additionally, in the first quarter of 2000, $200 million of senior notes with an interest rate of 7.13% matured. The funds utilized to repay this indebtedness were obtained from available liquidity under our credit facilities and commercial paper program.

    In the third quarter of 1999, we increased our $500 million receivables purchase program to $2.0 billion by including additional receivables eligible under the agreement. As of December 31, 2000, the purchaser owned an undivided interest in a $3.5 billion pool of receivables, which includes the $1.95 billion sold.

    Increases in interest rates on variable rate debt would have an adverse effect upon our reported net income and cash flow. We believe that we will generate sufficient cash flow to service our debt and capital requirements; however, economic downturns, increased interest rates and other adverse developments, including factors beyond our control, could impair our ability to service our indebtedness. In addition, the cash flow required to service our debt may reduce our ability to fund internal growth, additional acquisitions and capital improvements.

    We believe that, if consummated, the Intermedia merger should support our web hosting expansion, by providing a comprehensive portfolio of hosting products and services for mid-sized and large businesses. This will allow us to accelerate our ability to provide managed web and application hosting services by 12 to 18 months. Additionally, we expect that, after consummation of the Intermedia merger, Digex will continue to build its operations and expand its customer base, causing it to continue to incur operating losses for the foreseeable future, which could adversely affect our results of operations.

    The development of our businesses and the installation and expansion of our domestic and international networks will continue to require significant capital expenditures. We anticipate that such capital expenditures will be approximately $7.5 billion to $8.0 billion in 2001 for the WorldCom group, excluding anticipated Embratel capital expenditures of approximately $800 million to $1.0 billion, and approximately $500 million for the MCI group. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require us to delay or abandon some of our plans, which could have a material adverse effect on our success. We have historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. Additionally, we expect to experience increased capital intensity due to network expansion as noted above and believe that funding needs in excess of internally generated cash flow and our credit facilities and commercial paper program will be met by accessing the debt markets. We have filed a shelf registration statement on Form S-3 with the SEC for the sale, from time to time, of one or more series of unsecured debt securities having a remaining aggregate value of approximately $9.9 billion. The shelf registration statement offers us flexibility, as the market permits, to access the public debt markets. No assurance can be given that any public financing will be available on terms acceptable to us.

    Absent significant capital requirements for acquisitions, we believe that cash flow from operations and available liquidity, including our credit facilities and commercial paper program and available cash will be sufficient to meet our capital needs for the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board's SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for WorldCom as of January 1, 2001. This statement establishes accounting and reporting standards requiring that derivative instruments (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 must be applied to
(a) derivative instruments and (b) derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1, 1998). We have minimal exposure to derivative financial instruments which, as of December 31, 2000, primarily consist of option collar transactions designated as cash flow value hedges of anticipated sales of an equity investment and various equity warrants. We believe that the adoption of this standard will not have a material effect on our consolidated results of operations or financial position.

    In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We believe that the adoption of this standard will not have a material effect on our consolidated results of operations or financial position.

EURO CONVERSION

    On January 1, 1999, 11 out of the 15 member countries of the European Union established the Euro, a new common currency for member countries, and fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro is between January 1, 1999 to December 31, 2001. We are establishing plans to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, assessing strategies concerning continuity of contracts, and refining the processes for preparing taxation and accounting records. At this time, we have not yet determined the cost related to addressing this issue. We believe that our business will be potentially affected by the impact of increased price transparency, however, we expect to be able to maintain our margins across our international operations as a result of any pricing changes that we decide to make purely as a result of the Euro transition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in market values of our investments.

    Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk. We have minimal cash flow exposure due to general interest rate changes for our fixed rate, long-term debt obligations. We do not believe a hypothetical 10% adverse rate change in our variable rate debt obligations would be material to our results of operations. The tables below provide information about our risk exposure associated with changing interest rates on long-term debt obligations that impact the fair value of these obligations as of December 31, 1999 and 2000.

                                        LONG-TERM DEBT (IN MILLIONS OF DOLLARS) AS OF DECEMBER 31, 1999
                                       ------------------------------------------------------------------
                                                  AVERAGE               AVERAGE      FOREIGN     AVERAGE
                                        FIXED     INTEREST   VARIABLE   INTEREST    CURRENCY     INTEREST
EXPECTED MATURITY                        RATE     RATE (%)     RATE     RATE (%)   DENOMINATED   RATE (%)
-----------------                      --------   --------   --------   --------   -----------   --------
2000.................................  $   363       7.27     $3,876      5.48       $  776       10.92
2001.................................    1,642       6.38         --        --           98        9.72
2002.................................       71       7.50         --        --           96        9.67
2003.................................      628       6.29         --        --           82        9.91
2004.................................    1,053       7.52         --        --           75       10.04
Thereafter...........................    9,242       7.10         --        --          141       11.61
                                       -------                ------                 ------
Total................................  $12,999                $3,876                 $1,268
                                       =======                ======                 ======
Fair Value, December 31, 1999........  $12,656                $3,876                 $1,385
                                       =======                ======                 ======

                                        LONG-TERM DEBT (IN MILLIONS OF DOLLARS) AS OF DECEMBER 31, 2000
                                       ------------------------------------------------------------------
                                                  AVERAGE               AVERAGE      FOREIGN     AVERAGE
                                        FIXED     INTEREST   VARIABLE   INTEREST    CURRENCY     INTEREST
EXPECTED MATURITY                        RATE     RATE (%)     RATE     RATE (%)   DENOMINATED   RATE (%)
-----------------                      --------   --------   --------   --------   -----------   --------
2001.................................  $ 1,609       6.23     $5,129      7.06       $  462        9.40
2002.................................       74       7.75         60      7.30          333        9.29
2003.................................    1,626       7.27         --        --          178        9.28
2004.................................    1,049       7.52         --        --          172        9.03
2005.................................    2,268       6.41         --        --          119        8.83
Thereafter...........................   11,481       7.49         --        --          336        9.47
                                       -------                ------                 ------
Total................................  $18,107                $5,189                 $1,600
                                       =======                ======                 ======
Fair Value, December 31, 2000........  $17,837                $5,188                 $1,551
                                       =======                ======                 ======

    We are exposed to foreign exchange rate risk primarily due to other international operation's holding of approximately $1.3 billion in U.S. dollar denominated debt, and approximately $293 million of indebtedness indexed in other foreign currencies including French Franc, Deutsche Mark, Japanese Yen, Brazilian REAL and Belgian Franc as of December 31, 2000. Our potential immediate loss that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately
$43 million (after elimination of minority interests). In addition, if that change were to be sustained, our cost of financing would increase in proportion to the change.

    We are also subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

    We believe our market risk exposure with regard to our marketable equity securities is limited to changes in quoted market prices for the securities. Based upon the composition of our marketable equity securities at December 31, 2000, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as follows:

                                                                PAGE
                                                              --------
WORLDCOM, INC.
Report of independent public accountants....................     F-2
Consolidated balance sheets as of December 31, 1999
  and 2000..................................................     F-3
Consolidated statements of operations for the three years
  ended December 31, 2000...................................     F-4
Consolidated statements of shareholders' investment for the
  three years ended December 31, 2000.......................     F-5
Consolidated statements of cash flows for the three years
  ended December 31, 2000...................................     F-6
Notes to consolidated financial statements..................     F-7

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following states each director or nominee's and each executive officer's age, principal occupation, present position with WorldCom and the year in which each director first was elected a director (each serving continuously since first elected except as set forth otherwise). Unless indicated otherwise, each individual has held his or her present position for at least five years.

    CLIFFORD L. ALEXANDER, JR., 67, has been a director of WorldCom since the merger with MCI on September 14, 1998. Mr. Alexander has been President of Alexander & Associates, Inc., management consultants, since 1981. Mr. Alexander was Chairman and Chief Executive Officer of The Dun & Bradstreet Corporation, a provider of business-to-business credit, marketing and purchasing information and commercial receivables management services, from October 1999 through October 2000. Mr. Alexander is also Chairman of Moody's Corporation and a director of Dreyfus 3rd Century Fund, Dreyfus General Family of Funds, Mutual of America Life Insurance Company, American Home Products Corporation and IMS Health Incorporated.

    JAMES C. ALLEN, 54, has been a director of WorldCom since March 1998.
Mr. Allen is currently an investment director and member of the general partner of Meritage Private Equity Fund, a venture capital fund specializing in the telecommunications industry. Mr. Allen is the former Vice Chairman and Chief Executive Officer of Brooks Fiber Properties where he served in such capacities from 1993 until its merger with WorldCom in January 1998. Mr. Allen served as President and Chief Operating Officer of Brooks Telecommunications Corporation, a founder of Brooks Fiber Properties, from April 1993 until it was merged with Brooks Fiber Properties in January 1996. Mr. Allen serves as a director of Completel LLC, Xspedius, Inc., David Lipscomb University and Family Dynamics Institute.

    JUDITH AREEN, 56, has been a director of WorldCom since the MCI merger. Ms. Areen has been Executive Vice President for Law Center Affairs and Dean of the Law Center, Georgetown University, since 1989. She has been a Professor of Law, Georgetown University, since 1976.

    CARL J. AYCOCK, 52, has been a director of WorldCom since 1983. Mr. Aycock served as Secretary of WorldCom from 1987 to 1995 and was the Secretary and Chief Financial Officer of Master Corporation, a motel management and ownership company, from 1989 until 1992. Subsequent to 1992, Mr. Aycock has been self employed as a financial administrator.

    RONALD R. BEAUMONT, 52, has been Chief Operating Officer of the WorldCom group since December 2000. From 1998 to December 2000 Mr. Beaumont served as the President and Chief Executive Officer of WorldCom's Operations and Technology unit. From December 1996 to 1998, Mr. Beaumont was President of WorldCom Network Services, a subsidiary of WorldCom. Prior to December 1996, Mr. Beaumont was President and Chief Executive Officer of a subsidiary of MFS Communications.

    MAX E. BOBBITT, 56, has been a director of WorldCom since 1992. Mr. Bobbitt is currently a director of Verso Technologies, Inc., and Metromedia China Corporation. From July 1998 to the present, Mr. Bobbitt has been a telecommunications consultant. From March 1997 until July 1998, Mr. Bobbitt served as President and Chief Executive Officer of Metromedia China Corporation. From January 1996 until March 1997, Mr. Bobbitt was President and Chief Executive Officer of Asian American Telecommunications Corporation, which was acquired by Metromedia China Corporation in February 1997.

    BERNARD J. EBBERS, 59, has been President and Chief Executive Officer of WorldCom since April 1985. Mr. Ebbers has served as a director of WorldCom since 1983.

    FRANCESCO GALESI, 70, has been a director of WorldCom since 1992.
Mr. Galesi is the Chairman and Chief Executive Officer of the Galesi Group, which includes companies engaged in real estate, telecommunications and oil and gas exploration and production. Mr. Galesi serves as a director of Keystone Property Trust.

    STILES A. KELLETT, JR., 57, has served as a director of WorldCom since 1981. Mr. Kellett has been Chairman of Kellett Investment Corp. since 1995.
Mr. Kellett serves as a director of Netzee, Inc., Air2web and Virtual Bank.

    GORDON S. MACKLIN, 72, has been a director of WorldCom since the MCI merger. Mr. Macklin is currently a corporate financial advisor. From 1993 until 1998, Mr. Macklin served as Chairman of White River Corporation, an information services company. Mr. Macklin is also a director of White Mountains Insurance Group, Ltd., Overstock.com, Martek Biosciences Corporation, MedImmune, Inc., Spacehab, Inc., and director, trustee or managing general partner, as the case may be, of 48 of the investment companies in the Franklin Templeton Group of Funds. Mr. Macklin was formerly Chairman of Hambrecht and Quist Group and President of the National Association of Securities Dealers, Inc.

    BERT C. ROBERTS, JR., 58, has been the Chairman of the Board and a director of WorldCom since the MCI merger. From 1992 until the MCI merger, Mr. Roberts served as Chairman of the Board of MCI. Mr. Roberts was Chief Executive Officer of MCI from December 1991 to November 1996. He was President and Chief Operating Officer of MCI from October 1985 to June 1992 and President of MCI Telecommunications Corporation, a subsidiary of MCI, from May 1983 to June 1992. Mr. Roberts is a director of The News Corporation Limited, Championship Auto Racing Teams, Inc., Valence Technology, Inc., and CAPCure.

    JOHN W. SIDGMORE, 50, has been the Vice Chairman of the Board and a director of WorldCom since December 1996. From December 1996 until the MCI merger,
Mr. Sidgmore served as Chief Operations Officer of WorldCom. Mr. Sidgmore was President and Chief Operating Officer of MFS Communications Company, Inc. from August 1996 until December 1996. He was Chief Executive Officer of UUNET Technologies, Inc. from June 1994 until October 1998, and President of UUNET from June 1994 to August 1996 and from January 1997 to September 1997.
Mr. Sidgmore is a director of MicroStrategy Incorporated.

    SCOTT D. SULLIVAN, 39, has been a director of WorldCom since 1996.
Mr. Sullivan has served as Chief Financial Officer, Treasurer and Secretary of WorldCom since December 1994.

    Effective November 1, 2000, Lawrence C. Tucker, 58, became an advisory director of WorldCom. Mr. Tucker served as a director of WorldCom from May 1995 until November 1, 2000, and previously served as a director of WorldCom from May 28, 1992 until the ATC merger. Mr. Tucker's compensation as an advisory director remains unchanged from his compensation as a Board member. Mr. Tucker has been a general partner of Brown Brothers Harriman & Co., a private banking firm, since 1979 and currently serves as a member of the Steering Committee of the firm's partnership. He is also a director of Riverwood Holdings, Inc., National Healthcare Corporation, VAALCO Energy Inc., World Access, Inc., National Equipment Services, Inc., US Unwired, Inc., Network Telephone and Z-Tel Communications.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of WorldCom ("Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. To our knowledge, based solely on its review of the copies of such reports furnished to us and written representations that certain reports were not required, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to Reporting Persons were complied with, except Mr. Alexander, that Mr. Galesi and Mr. Kellett each filed one late report covering one transaction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation of the named executive officers of WorldCom for the three years ended December 31, 2000. The table also sets forth, for informational purposes, the compensation paid by MCI during 1998 to Mr. Roberts, who became an executive officer of WorldCom upon completion of the MCI merger.

                                                                                              LONG TERM
                                                                                         COMPENSATION AWARDS
                                                                                      -------------------------
                                                    ANNUAL COMPENSATION                             SECURITIES
                                        -------------------------------------------   RESTRICTED    UNDERLYING
                                                                     OTHER ANNUAL        STOCK       OPTIONS/        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY($)     BONUS($)     COMPENSATION($)    AWARD(S)($)     SARS(#)     COMPENSATION($)
---------------------------  --------   ---------   ------------   ----------------   -----------   -----------   ----------------
Bernard J. Ebbers....          2000     1,000,000     10,000,000(1)        41,756(3)          --    1,200,000/0          8,500(5)
  President and Chief          1999      935,000       7,500,000          52,624(3)           --    1,800,000/0          8,000
  Executive Officer            1998      935,000       7,115,000          54,444(3)           --    1,800,000/0          4,800

Bert C. Roberts,.....          2000     1,050,000             --          62,803(3)           --     240,000/0           8,500(5)
  Chairman of the Board        1999     1,050,000        800,000          81,943(3)           --           0/0          14,877
                               1998     1,050,000      9,651,188(2)     1,995,548(3)   1,785,883(4)  617,924/0         769,472

John W. Sidgmore(6)...         2000      700,000              --              --              --     600,000/0           8,500(5)
  Vice Chairman of the         1999      600,000       2,760,000              --              --     900,000/0           8,000
  Board
                               1998      500,000       2,000,000              --              --     900,000/0           4,800

Scott D. Sullivan....          2000      700,000      10,000,000(1)            --             --     600,000/0           8,500(5)
  Chief Financial Officer,     1999      600,000       2,760,000              --              --     900,000/0           8,000
  Treasurer and Secretary      1998      500,000       2,000,000              --              --     900,000/0           4,800

------------------------------

(1) Retention bonus conditioned upon officer remaining with WorldCom for at least two more years.

(2) Includes a $7.0 million remaining cash retention bonus paid in connection with the MCI merger.

(3) Includes the imputed value of personal use of the WorldCom airplane of $41,756 in 2000, $52,624 in 1999 and $54,444 in 1998 for Mr. Ebbers and
    $44,438 in 2000, $54,609 in 1999 and $21,650 in 1998 for Mr. Roberts; and
    the annuity premium and taxes paid of $1,937,355 in 1998 for Mr. Roberts as the result of the purchase of an annuity to discharge MCI's Supplemental Pension Plan's obligation. The amounts reduce dollar for dollar the actual amount of pension to be paid to the executive upon retirement. All other perquisites and other personal benefits are less than $50,000 in the aggregate.

(4) During 1998, Mr. Roberts was awarded Incentive Stock Units, or ISUs totaling 68,556 (as adjusted to reflect common stock of WorldCom). The ISUs, which are an unfunded promise to deliver shares of stock in the future, were awarded under MCI's Executive Stock Award Program or ESA. Under the ESA, cash target awards were set for each MCI executive salary range and awards determined based on certain performance criteria. Cash awards are converted to ISUs by dividing the cash award amount by the stock price on the date the awards are determined. ISUs granted under the ESA vest ratably over a three-year period. All outstanding restricted shares and ISUs awarded prior to November 9, 1997 were accelerated upon consummation of the MCI Merger. As of December 31, 2000, had Mr. Roberts had 23,310 nonvested ISUs valued at $327,797.

(5) Matching contributions to WorldCom's 401(k) Plan. Excludes $4,559,436 for Mr. Roberts in connection with the vesting of ISUs during 2000.

(6) Pursuant to the terms of Mr. Sidgmore's employment agreement with UUNET, if Mr. Sidgmore's employment is terminated without cause, he will receive severance payments totaling $300,000.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning stock option grants made in the fiscal year ended December 31, 2000 to the individuals named in the Summary Compensation Table. There were no grants of stock appreciation rights ("SARs") to said individuals during the year.

                                                                                   POTENTIAL REALIZABLE VALUE AT
                                                                                      ASSUMED ANNUAL RATE OF
                                                                                   STOCK PRICE APPRECIATION FOR
                                             INDIVIDUAL GRANTS                            OPTION TERM(3)
                           -----------------------------------------------------   -----------------------------
                            NUMBER OF
                           SECURITIES     % OF TOTAL
                           UNDERLYING      OPTIONS
                             OPTIONS      GRANTED TO    EXERCISE OR
                             GRANTED     EMPLOYEES IN   BASE PRICE    EXPIRATION
          NAME               (#)(1)      FISCAL YEAR     ($/SH)(2)       DATE          5%($)          10%($)
-------------------------  -----------   ------------   -----------   ----------   -------------   -------------
Bernard J. Ebbers........   1,200,000         1.2          44.50        1/17/10     33,582,973      85,105,847
Bert C. Roberts, Jr......     240,000         0.2          44.50        1/17/10      6,716,595      17,021,169
John W. Sidgmore.........     600,000         0.6          44.50        1/17/10     16,791,487      42,552,924
Scott D. Sullivan........     600,000         0.6          44.50        1/17/10     16,791,487      42,552,924

------------------------

(1) The options terminate on the earlier of their expiration date or ten years after grant or, generally, immediately on termination for reasons other than retirement, disability, death or without cause; three months after termination of employment on retirement; 12 months after termination for disability, death or without cause; or unless our Compensation and Stock Option Committee determines otherwise, upon the consummation of a specified change of control transaction. The options may be transferred to certain family members and related entities with the consent of our Compensation and Stock Option Committee. The options become exercisable in three equal annual installments beginning January 1, 2001 through January 1, 2003, but vesting is accelerated upon the consummation of a specified change of control.

(2) The exercise price may be paid in cash or, in the discretion of WorldCom's compensation and stock option committee, by shares of our common stock valued at the closing quoted selling price on the date of exercise, or a combination of cash and WorldCom common stock.

(3) The indicated 5% and 10% rates of appreciation are provided to comply with SEC regulations and do not necessarily reflect the views of WorldCom as to the likely trend in the stock price. Actual gains, if any, on stock option exercises and the sale of WorldCom common stock holdings will be dependent on, among other things, the future performance of our common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

    The following table sets forth information concerning the number and value realized as to options exercised during 2000 and options held at December 31, 2000, by the individuals named in the Summary Compensation Table and the value of those options held at such date. The options exercised were not exercised as SARs and no SARs were held at year end.

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED         IN-THE MONEY OPTIONS
                           SHARES        VALUE         OPTIONS AT FY-END(#)            AT FY-END ($)(2)
                         ACQUIRED ON    REALIZED    ---------------------------   ---------------------------
         NAME            EXERCISE(#)     ($)(1)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------  -----------   ----------   -----------   -------------   -----------   -------------
Bernard J. Ebbers......   1,163,544    23,493,786    6,750,000      3,000,000     10,696,815              0
Bert C. Roberts, Jr....          --            --      190,920        566,086              0              0
John W. Sidgmore.......          --            --    1,853,056      1,500,000        559,018              0
Scott D. Sullivan......     475,000     9,911,968    1,925,000      1,500,000              0              0

------------------------

(1) Based upon the difference between the closing price on the date of exercise and the option exercise price.

(2) Based upon a price of $14.0625 per share, which was the closing price of our common stock on December 31, 2000.

PENSION PLANS

    As a result of the MCI merger, WorldCom has a noncontributory defined benefit pension plan (the "Qualified Plan") and a supplemental nonqualified defined benefit plan (the "Supplemental Plan" and, together with the Qualified Plan, the "MCI Pension Plans"). The Qualified Plan covers substantially all MCI employees as of the MCI merger. The Qualified Plan was frozen as of January 1, 1999. MCI employees who were participants as of January 1, 1999 will not have any further compensation credits added to their accounts, however, interest credits and vesting service will continue to accrue. The Supplemental Plan covers only certain of MCI's key executives, including Mr. Roberts, who work at least 1,000 hours in a year. No employee contributions are required for participation in the MCI Pension Plans. Retirement benefits are based upon the employee's compensation during the employee's employment with MCI or a participating subsidiary. Compensation used to calculate benefits includes bonuses but does not include compensation related to fringe benefits, stock options, restricted stock or ISUs. Compensation used for the purposes of calculating pension benefits for the Qualified Plan is limited by
Section 401(a)(17) of the Internal Revenue Code. The Supplemental Plan pays the incremental benefit attributable to that part of the employee's compensation which exceeds the Internal Revenue Code limitation in any plan year. Participants are fully vested upon the earlier of five years of service or upon reaching age 65 while employed by MCI or a participating subsidiary. There is no partial vesting. Normal retirement age is 65, but an employee may elect to receive an actuarially-reduced pension at or after age 65 with five years of service with MCI or a participating subsidiary. In addition, the Supplemental Plan permits MCI to grant additional service and additional pension amounts to selected employees. For MCI employees employed after January 1, 1989 and prior to the MCI Merger, the MCI Pension Plans provide a normal retirement benefit for each year of credited service equal to 1% of the compensation earned by the employee during that year up to the Social Security "covered compensation" level plus an additional 1.5% of compensation earned over that level. However, employees employed on or before January 1, 1993 were credited with an updated past service benefit which provides a benefit of 1% of the employee's average annual compensation (for the years 1990, 1991 and 1992) up to $21,000 and 1.5% of such compensation over $21,000 for such years multiplied by the employee's service through December 31, 1992. For employees employed on or after January 1, 1994, the MCI Pension Plans provide a future service benefit for each subsequent year of credited service equal to a flat 1.8% of the employee's eligible compensation. Effective January 1, 1996,

MCI adopted a Part II to the Qualified Plan ("Part II") which changed the manner in which pension benefits will be determined. Prior to January 1, 1996, pension benefits were determined as noted above ("Part I"). Part II is a defined benefit pension plan. Under Part II, an initial account balance has been established for each participant equal to the actuarial equivalent of the participant's prior accruals under the Qualified Plan. Participants employed on or after January 1, 1996 receive compensation credits and interest credits to their accounts. Compensation credits are a designated percent of pay, based on the participant's age, according to the following schedule: employees younger than age 25, 2.0%; age 25-29, 2.5%; age 30-34, 3.0%; age 35-39, 4.0%; age 40-44, 5.0%; age 45-54,
6.0%; and age 55 or older, 6.5%. Part II guarantees a minimum interest credit of 4% per year on the prior year's account balance. For 2000, the guaranteed interest credit is 5.5%. Part II Participants who were age 50 or older with 5 years of service as of December 31, 1995 will accrue a pension benefit equal to the greater of benefits calculated under Part I or Part II until the plan year ended December 31, 2000 for each year they are employed by MCI.

    Benefits payable from tax qualified plans are further limited by
Section 415 of the Internal Revenue Code; in 2000, the annual maximum benefit from the Qualified Plan was limited to $135,000. When the pension formula would result in an executive receiving a benefit above the applicable limit, the Supplemental Plan assumes an obligation to pay the incremental portion above such limit.

    As of December 31, 2000, Mr. Roberts, upon normal retirement, would be entitled to annual retirement benefits from the MCI Pension Plans of approximately $581,961.

COMPENSATION OF DIRECTORS

    Directors are paid fees of $35,000 per year and $1,000 per meeting attended of the board plus certain expenses. Committee members are paid a fee of $750 for any committee meeting attended on the same day as a board meeting and $1,000 for any other committee meeting attended, plus certain expenses. The chairman of each committee receives an additional $3,000 per year. Additionally, under a program implemented in May 1999, each director may elect to receive some or all of his or her annual fees in the form of WorldCom common stock, based on the fair market value of our common stock at the election date. Under this program, no more than an aggregate of 37,500 shares of our common stock may be issued. Pursuant to WorldCom's 1999 Stock Option Plan, each non-employee director is eligible to receive an annual grant of options. The timing, terms and number of options awarded to directors is left to the discretion of the compensation and stock option committee. During 2000, each non-employee director received a grant of options to purchase 10,000 shares of WorldCom common stock at the fair market value of such stock on the date of grant. Such options are immediately exercisable and expire on the earliest to occur of

    - ten years following the date of grant,

    - twelve months following termination of service due to disability or death,

    - upon cessation of service for reasons other than death or disability, or

    - the date of consummation of a specified change in control transaction defined generally to include the dissolution or liquidation of WorldCom, a reorganization, merger or consolidation of WorldCom in which we are not the surviving corporation, or a sale of substantially all of the assets or 80% or more of the outstanding stock of WorldCom to another entity.

    The exercise price may be paid in cash or, in the discretion of the Compensation and Stock Option Committee, WorldCom common stock. In the discretion of the Compensation and Stock Option Committee, shares receivable on exercise may be withheld to pay applicable taxes on the exercise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Since September 14, 1998, our Compensation and Stock Option Committee includes Stiles A. Kellett, Jr., (Chairman), Max E. Bobbitt and Gordon S. Macklin. Lawrence C. Tucker was also a member until November 1, 2000, when he became an advisory member of our Compensation and Stock Option Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of WorldCom common stock, as of March 16, 2001 by:

    - each person who we know beneficially owns more than 5% of our common stock;

    - each member of our board of directors;

    - each of our named executive officers; and

    - all directors and executive officers as a group. As of March 16, 2001, there were no persons, individually or as a group, known to be deemed to be the beneficial owners of more than five percent of our issued and outstanding common stock or preferred stock. No person listed on the following table is the beneficial owner of any shares of our preferred stock. Each director or executive officer has sole voting and investment power over the shares listed opposite his or her name except as set forth in the footnotes hereto.

                                                                NUMBER OF SHARES      PERCENT OF
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED(1)    CLASS(1)
------------------------                                      ---------------------   ----------
Clifford L. Alexander, Jr...................................             51,158(2)       *
James C. Allen..............................................            401,713(3)       *
Judith Areen................................................             99,760(4)       *
Carl J. Aycock..............................................          1,059,172(5)       *
Max E. Bobbitt..............................................            418,531(6)       *
Bernard J. Ebbers...........................................         28,785,212(7)       *
Francesco Galesi............................................          4,693,937(8)       *
Stiles A. Kellett, Jr.......................................          6,104,317(9)       *
Gordon S. Macklin...........................................            126,374(10)      *
Bert C. Roberts, Jr.........................................          1,148,085(11)      *
John W. Sidgmore............................................          4,968,771(12)      *
Scott D. Sullivan...........................................          2,730,355(13)      *
All Directors and Current Executive Officers as a Group
  (13 persons)..............................................         52,287,384(14)    1.8%

------------------------

  * Less than one percent.

 (1) Based on 2,886,027,760 shares of WorldCom stock issued and outstanding as of March 16, 2001, plus, as to the holder thereof only, upon exercise or conversion of all derivative securities that are exercisable or convertible currently or within 60 days after March 16, 2001.

 (2) Includes 43,658 shares purchasable upon exercise of options.

 (3) Includes 1,026 shares owned by Mr. Allen's spouse, as to which beneficial ownership is disclaimed; 20,058 shares held in a revocable trust as to which Mr. Allen is a company-trustee; and 32,500 shares purchasable upon exercise of options.

 (4) Includes 72,634 shares purchasable upon exercise of options.

 (5) Includes 8,364 shares owned by Mr. Aycock's spouse; 116,170 shares purchasable upon exercise of options; and 3,312 shares held as custodian for children.

 (6) Includes 90,268 shares purchasable upon exercise of options; and 328,263 shares as to which Mr. Bobbitt shares voting and investment power with his spouse.

 (7) Includes 35,551 shares held as custodian for children; 3,000,000 shares subject to a forward sale agreement as to which Mr. Ebbers has voting, but no dispositive power; and 8,350,000 shares purchasable upon exercise of options.

 (8) Includes 4,457,204 shares owned by Rotterdam Ventures, Inc., of which
     Mr. Galesi is sole shareholder; and 90,268 shares purchasable upon exercise of options.

 (9) Includes 38,250 shares owned by Mr. Kellett's spouse; 552,554 shares owned by family partnerships, as to which Mr. Kellett is the general partner; 60,750 shares owned by a partnership as to which Mr. Kellett is the general partner; 4,000,000 shares subject to a forward sale agreement as to which Mr. Kellett has voting power but no dispositive power; and 116,170 shares purchasable upon exercise of options held by a family partnership as to which Mr. Kellett is the general partner.

(10) Includes 64,057 shares owned by a family trust as to which Mr. Macklin is sole trustee and beneficiary; and 62,317 shares purchasable upon exercise of options.

(11) Includes 150,000 shares owned by a limited partnership in which Mr. Roberts is a general partner and 462,008 shares purchasable upon exercise of stock options. Does not include 112,500 shares held by Mr. Roberts' spouse in which shares Mr. Roberts disclaims beneficial ownership.

(12) Includes 2,653,056 shares purchasable upon exercise of options; and 24,503 shares held in trusts for which Mr. Sidgmore is sole trustee with sole voting and dispositive power.

(13) Includes 2,725,000 shares purchasable upon exercise of options.

(14) Includes an aggregate of 16,214,048 shares purchasable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 2000, WorldCom paid a total of $397,934 directly or indirectly to a corporation owned by Mr. Roberts which provided air transportation to Mr. Roberts and other WorldCom executives.

    Since September 2000, we agreed to loan up to $100 million to Mr. Ebbers. The loans are payable on demand and bear interest at a floating rate equal to that under our existing 364-day credit facility. As of March 30, 2001, the aggregate amount of indebtedness of Mr. Ebbers to us was $84.6 million, including accrued interest; the interest rate was 5.33% per annum as of that date.

    During that period, we also agreed to guarantee up to an aggregate of (1) $150 million principal amount of indebtedness, together with any related interest, owed from time to time by Mr. Ebbers to Bank of America, N.A. (the "Lender"); (2) all Additional Payments as referred to below, plus (3) all costs, including reasonable attorneys' fees, of collecting or enforcing the guaranty. The term "Additional Payments" means the following amounts otherwise payable to the Lender by Mr. Ebbers or certain companies controlled by him: (1) $36 million due and payable on June 30, 2001, unless an approximately $45.6 million letter of credit used to support financing to an unrelated third party (the "Letter of Credit") is cancelled and the Lender is reimbursed for all draws thereunder other than as a result of the liquidation of collateral by the Lender; (2) $25 million due and payable on September 30, 2001; (3) any amounts subject to a margin call with respect to certain margin debt (the "Margin Debt") which are due and payable on the following business day; (4) additional amounts depending upon the price at which our common stock closes; and (5) all of the Margin Debt (including interest, principal, fees and expenses) is due and payable on the business day following the first day on which our common stock closes at $10 per share or less, together with a cash payment or equivalent sufficient to fully collateralize the Letter of Credit.

    As of March 30, 2001, the Margin Debt aggregated approximately $183.7 million, including accrued interest, pursuant to various loans which become due and payable on or before January 31,

2002. The loans are secured by the pledge of approximately 11.3 million shares of our common stock owned by Mr. Ebbers. The obligations of Mr. Ebbers to the Lender, including the Additional Payments, become due and payable upon an event of default under the agreements between Mr. Ebbers and the Lender, which includes, among other things, Mr. Ebbers ceasing to be our President and Chief Executive Officer or any materially adverse change in his compensation package from us. As of March 30, 2001, no demand under the guaranty had been made on us.

    Mr. Ebbers has used, or plans to use, the proceeds of the loans from us to repay certain indebtedness under margin loans secured by shares of our common stock owned by him and the loans guaranteed by us are also secured by such stock and the proceeds of such loans were used for private business purposes. The loans and guaranty by us were made following a determination that they were in the best interests of WorldCom and its shareholders in order to avoid additional forced sales of Mr. Ebbers' stock in WorldCom. The determination was made by our Compensation and Stock Option Committee as a result of the pressure on our stock price, margin calls faced by Mr. Ebbers and other considerations. Such actions were ratified and approved by our board of directors.

    In connection with the transactions described above, and subject to certain limitations, and effective upon termination of restrictions under existing lending agreements, Mr. Ebbers pledged to WorldCom the shares of our common stock owned by him with respect to his obligations under the loans and guaranty from us. The pledge is subordinated to obligations to the Lender and is not perfected.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1 and 2

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (a) 3

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

    See Exhibit Index for the exhibits filed as part of or incorporated by reference into this Annual Report. There are omitted from the exhibits filed with or incorporated by reference into this Annual Report on Form 10-K certain promissory notes and other instruments and agreements with respect to long-term debt of WorldCom, none of which authorizes securities in a total amount that exceeds 10% of the total assets of WorldCom on a consolidated basis. Pursuant to
Item 601(b)(4)(iii) of Regulation S-K, we hereby agree to furnish to the SEC copies of any such omitted promissory notes or other instruments or agreements as the SEC requests.

    (b) Reports on Form 8-K

    Current Report on Form 8-K dated November 1, 2000 (filed November 2, 2000) reporting under Item 5, Other Events, information related to WorldCom's announcement that it had decided to create tracking stocks.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       WorldCom, Inc.

                                                       By:            /s/ SCOTT D. SULLIVAN
                                                            -----------------------------------------
                                                                     Chief Financial Officer

    Date: March 30, 2001

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

                      NAME                                       TITLE                      DATE
                      ----                                       -----                      ----
         /s/ CLIFFORD L. ALEXANDER, JR.
     --------------------------------------       Director                             March 30, 2001
           Clifford L. Alexander, Jr.

               /s/ JAMES C. ALLEN
     --------------------------------------       Director                             March 30, 2001
                 James C. Allen

                /s/ JUDITH AREEN
     --------------------------------------       Director                             March 30, 2001
                  Judith Areen

               /s/ CARL J. AYCOCK
     --------------------------------------       Director                             March 30, 2001
                 Carl J. Aycock

               /s/ MAX E. BOBBITT
     --------------------------------------       Director                             March 30, 2001
                 Max E. Bobbitt

             /s/ BERNARD J. EBBERS                Director, President and Chief
     --------------------------------------         Executive Officer (Principal       March 30, 2001
               Bernard J. Ebbers                    Executive Officer)

              /s/ FRANCESCO GALESI
     --------------------------------------       Director                             March 30, 2001
                Francesco Galesi

                      NAME                                       TITLE                      DATE
                      ----                                       -----                      ----
           /s/ STILES A. KELLETT, JR.
     --------------------------------------       Director                             March 30, 2001
             Stiles A. Kellett, Jr.

             /s/ GORDON S. MACKLIN
     --------------------------------------       Director                             March 30, 2001
               Gordon S. Macklin

            /s/ BERT C. ROBERTS, JR.
     --------------------------------------       Chairman of the Board                March 30, 2001
              Bert C. Roberts, Jr.

              /s/ JOHN W. SIDGMORE
     --------------------------------------       Director                             March 30, 2001
                John W. Sidgmore

                                                  Director and Chief Financial
             /s/ SCOTT D. SULLIVAN                  Officer (Principal Financial
     --------------------------------------         Officer and Principal Accounting   March 30, 2001
               Scott D. Sullivan                    Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
WORLDCOM, INC.

  Report of independent public accountants..................     F-2

  Consolidated balance sheets as of December 31, 1999 and
    2000....................................................     F-3

  Consolidated statements of operations for the three years
    ended December 31, 2000.................................     F-4

  Consolidated statements of shareholders' investment for
    the three years ended December 31, 2000.................     F-5

  Consolidated statements of cash flows for the three years
    ended December 31, 2000.................................     F-6

  Notes to consolidated financial statements................     F-7

  Financial data schedule...................................    F-55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of WorldCom, Inc.:

    We have audited the accompanying consolidated balance sheets of WorldCom, Inc. (a Georgia corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldCom, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for certain activation and installation fee revenues and expenses. Additionally, effective January 1, 1998, the Company changed its method of accounting for start-up activities.

ARTHUR ANDERSEN LLP

Jackson, Mississippi
March 30, 2001

                        WORLDCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   876    $   761
  Accounts receivable, net of allowance for bad debts of
    $1,122 in 1999 and $1,532 in 2000.......................    5,746      6,815
  Deferred tax asset........................................    2,565        172
  Other current assets......................................    1,137      2,007
                                                              -------    -------
      Total current assets..................................   10,324      9,755
                                                              -------    -------
Property and equipment:
  Transmission equipment....................................   14,689     20,288
  Communications equipment..................................    6,218      8,100
  Furniture, fixtures and other.............................    7,424      9,342
  Construction in progress..................................    5,397      6,897
                                                              -------    -------
                                                               33,728     44,627
  Accumulated depreciation..................................   (5,110)    (7,204)
                                                              -------    -------
                                                               28,618     37,423
                                                              -------    -------
Goodwill and other intangible assets........................   47,308     46,594
Other assets................................................    4,822      5,131
                                                              -------    -------
                                                              $91,072    $98,903
                                                              =======    =======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term
    debt....................................................  $ 5,015    $ 7,200
  Accounts payable and accrued line costs...................    6,909      6,022
  Other current liabilities.................................    5,285      4,451
                                                              -------    -------
      Total current liabilities.............................   17,209     17,673
                                                              -------    -------
Long-term liabilities, less current portion:
  Long-term debt............................................   13,128     17,696
  Deferred tax liability....................................    4,877      3,611
  Other liabilities.........................................    1,223      1,124
                                                              -------    -------
      Total long-term liabilities...........................   19,228     22,431
                                                              -------    -------
Commitments and contingencies

Minority interests..........................................    2,599      2,592

Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely junior
  subordinated deferrable interest debentures of the Company
  and other redeemable preferred securities.................      798        798

Shareholders' investment:
  Series B preferred stock, par value $.01 per share;
    authorized, issued and outstanding: 11,096,887 shares in
    1999 and 10,693,437 shares in 2000 (liquidation
    preference of $1.00 per share plus unpaid dividends)....       --         --
  Series C preferred stock, par value $.01 per share;
    authorized, issued and outstanding: 3,750,000 in 1999
    and none in 2000 (liquidation preference of $50 per
    share)..................................................       --         --
  Preferred stock, par value $.01 per share; authorized:
    31,155,008 shares in 1999 and 2000; none issued.........       --         --
  Common stock, par value $.01 per share; authorized:
    5,000,000,000 shares; issued and outstanding:
    2,849,743,843 shares in 1999 and 2,887,960,378 shares in
    2000....................................................       28         29
  Additional paid-in capital................................   52,108     52,877
  Retained earnings (deficit)...............................     (928)     3,160
  Unrealized holding gain on marketable equity securities...      575        345
  Cumulative foreign currency translation adjustment........     (360)      (817)
  Treasury stock, at cost, 6,765,316 shares in 1999 and
    2000....................................................     (185)      (185)
                                                              -------    -------
      Total shareholders' investment........................   51,238     55,409
                                                              -------    -------
                                                              $91,072    $98,903
                                                              =======    =======

        The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues....................................................  $17,617    $35,908    $39,090
                                                              -------    -------    -------
Operating expenses:
  Line costs................................................    7,982     14,739     15,462
  Selling, general and administrative.......................    4,563      8,935     10,597
  Depreciation and amortization.............................    2,289      4,354      4,878
  In-process research and development and other charges.....    3,725         (8)        --
                                                              -------    -------    -------
      Total.................................................   18,559     28,020     30,937
                                                              -------    -------    -------
Operating income (loss).....................................     (942)     7,888      8,153
Other income (expense):
  Interest expense..........................................     (692)      (966)      (970)
  Miscellaneous.............................................       44        242        385
                                                              -------    -------    -------
Income (loss) before income taxes, minority interests,
  cumulative effect of accounting change and extraordinary
  items.....................................................   (1,590)     7,164      7,568
Provision for income taxes..................................      877      2,965      3,025
                                                              -------    -------    -------
Income (loss) before minority interests, cumulative effect
  of accounting change and extraordinary items..............   (2,467)     4,199      4,543
Minority interests..........................................      (93)      (186)      (305)
                                                              -------    -------    -------
Income (loss) before cumulative effect of accounting change
  and extraordinary items...................................   (2,560)     4,013      4,238
Cumulative effect of accounting change (net of income taxes
  of $22 in 1998 and $50 in 2000)...........................      (36)        --        (85)
Extraordinary items (net of income taxes of $78 in 1998)....     (129)        --         --
                                                              -------    -------    -------
Net income (loss)...........................................   (2,725)     4,013      4,153
Distributions on subsidiary trust mandatorily redeemable
  preferred securities......................................       18         63         64
Preferred dividend requirement..............................       24          9          1
                                                              -------    -------    -------
Net income (loss) applicable to common shareholders.........  $(2,767)   $ 3,941    $ 4,088
                                                              =======    =======    =======
Earnings (loss) per common share:
  Net income (loss) applicable to common shareholders before cumulative effect of accounting change and extraordinary
    items:
    Basic...................................................  $ (1.35)   $  1.40    $  1.46
                                                              =======    =======    =======
    Diluted.................................................  $ (1.35)   $  1.35    $  1.43
                                                              =======    =======    =======
Cumulative effect of accounting change......................  $ (0.02)   $    --    $ (0.03)
                                                              =======    =======    =======
Extraordinary items.........................................  $ (0.07)   $    --    $    --
                                                              =======    =======    =======
  Net income (loss) applicable to common shareholders:
    Basic...................................................  $ (1.43)   $  1.40    $  1.43
                                                              =======    =======    =======
    Diluted.................................................  $ (1.43)   $  1.35    $  1.40
                                                              =======    =======    =======

        The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                 (IN MILLIONS)

                                                                                             FOREIGN
                                                     ADDITIONAL   RETAINED    UNREALIZED    CURRENCY                    TOTAL
                                           COMMON     PAID-IN     EARNINGS     HOLDING     TRANSLATION   TREASURY   SHAREHOLDERS'
                                           STOCK      CAPITAL     (DEFICIT)      GAIN      ADJUSTMENT     STOCK      INVESTMENT
                                          --------   ----------   ---------   ----------   -----------   --------   -------------
Balances, December 31, 1997.............    $15       $16,170      $(2,102)      $ 34         $ (30)      $  --        $14,087
Exercise of stock options (49 million
  shares)...............................      1           471           --         --            --          --            472
Tax adjustment resulting from exercise
  of stock options......................     --           208           --         --            --          --            208
Shares issued for acquisitions (1.182
  billion shares).......................     12        33,314           --         --            --        (185)        33,141
Conversion of preferred stock into
  common stock..........................     --             9           --         --            --          --              9
Employee stock purchase plan
  contributions.........................     --             1           --         --            --          --              1
Other comprehensive income (loss) (net
  of taxes and reclassifications):
Net loss................................     --            --       (2,725)        --            --          --         (2,725)
Cash dividends on preferred stock and
  distributions on Trust securities.....     --            --          (42)        --            --          --            (42)
Net change in unrealized holding gain on
  marketable equity securities..........     --            --           --         88            --          --             88
Foreign currency adjustment.............     --            --           --         --             2          --              2
                                                                                                                       -------
    Total comprehensive loss............                                                                                (2,677)
                                            ---       -------      -------       ----         -----       -----        -------
Balances, December 31, 1998.............     28        50,173       (4,869)       122           (28)       (185)        45,241
Exercise of stock options (61 million
  shares)...............................     --           886           --         --            --          --            886
Tax adjustment resulting from exercise
  of stock options......................     --           820           --         --            --          --            820
Shares issued for acquisitions (4
  million shares).......................     --           228           --         --            --          --            228
Conversion of convertible subordinated
  debt into common stock................     --             1           --         --            --          --              1
Other comprehensive income (loss) (net
  of taxes and reclassifications):
Net income..............................     --            --        4,013         --            --          --          4,013
Cash dividends on preferred stock and
  distributions on Trust securities.....     --            --          (72)        --            --          --            (72)
Net change in unrealized holding gain on
  marketable equity securities..........     --            --           --        453            --          --            453
Foreign currency adjustment.............     --            --           --         --          (332)         --           (332)
                                                                                                                       -------
    Total comprehensive income..........                                                                                 4,062
                                            ---       -------      -------       ----         -----       -----        -------
Balances, December 31, 1999.............     28        52,108         (928)       575          (360)       (185)        51,238
Exercise of stock options (38 million
  shares)...............................      1           584           --         --            --          --            585
Tax adjustment resulting from exercise
  of stock options......................     --           348           --         --            --          --            348
Shares issued for acquisitions
  (0.3 million shares)..................     --            27           --         --            --          --             27
Redemption of Series C preferred
  stock.................................     --          (190)          --         --            --          --           (190)
Other comprehensive income (loss) (net
  of taxes and reclassifications):
Net income..............................     --            --        4,153         --            --          --          4,153
Cash dividends on preferred stock and
  distributions on Trust securities.....     --            --          (65)        --            --          --            (65)
Net change in unrealized holding gain on
  marketable equity securities..........     --            --           --       (230)           --          --           (230)
Foreign currency adjustment.............     --            --           --         --          (457)         --           (457)
                                                                                                                       -------
    Total comprehensive income..........                                                                                 3,401
                                            ---       -------      -------       ----         -----       -----        -------
Balances, December 31, 2000.............    $29       $52,877      $ 3,160       $345         $(817)      $(185)       $55,409
                                            ===       =======      =======       ====         =====       =====        =======

        The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                             FOR THE YEARS
                                                                           ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------      --------
Cash flows from operating activities:
Net income (loss)...........................................      $(2,725)      $  4,013      $  4,153
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Cumulative effect of accounting change....................           36             --            85
  Extraordinary items.......................................          129             --            --
  Minority interests........................................           93            186           305
  In-process research and development and other charges.....        3,725             (8)           --
  Depreciation and amortization.............................        2,289          4,354         4,878
  Provision for losses on accounts receivable...............          395            951         1,865
  Provision for deferred income taxes.......................          785          2,903         1,649
  Accreted interest on debt.................................           25             --            --
  Change in assets and liabilities, net of effect of
    business combinations:
    Accounts receivable.....................................         (703)        (1,826)       (2,991)
    Other current assets....................................         (250)           143          (797)
    Accounts payable and other current liabilities..........          423            692        (1,050)
  Other.....................................................          (40)          (403)         (431)
                                                                  -------       --------      --------
Net cash provided by operating activities...................        4,182         11,005         7,666
                                                                  -------       --------      --------
Cash flows from investing activities:
  Capital expenditures......................................       (5,117)        (7,823)       (9,868)
  Capital expenditures, Embratel and undersea cables........         (369)          (893)       (1,616)
  Acquisitions and related costs............................       (3,400)        (1,078)          (14)
  Increase in intangible assets.............................         (351)          (743)         (938)
  Proceeds from the sale of SHL.............................           --          1,640            --
  Proceeds from disposition of marketable securities and
    other long-term assets..................................          202          1,944           680
  Increase in other assets..................................         (319)        (1,952)       (1,790)
  Decrease in other liabilities.............................         (144)          (650)         (839)
                                                                  -------       --------      --------
Net cash used in investing activities.......................       (9,498)        (9,555)      (14,385)
                                                                  -------       --------      --------
Cash flows from financing activities:
  Principal borrowings (repayments) on debt, net............        6,390         (2,894)        6,377
  Common stock issuance.....................................          472            886           585
  Distributions on subsidiary trust mandatorily redeemable
    preferred securities....................................          (18)           (63)          (64)
  Dividends paid on preferred stock.........................          (24)            (9)           (1)
  Redemption of Series C preferred stock....................           --             --          (190)
  Other.....................................................           48             --           (84)
                                                                  -------       --------      --------
Net cash provided by (used in) financing activities.........        6,868         (2,080)        6,623
Effect of exchange rate changes on cash.....................           --           (221)          (19)
                                                                  -------       --------      --------
Net increase (decrease) in cash and cash equivalents........        1,552           (851)         (115)
Cash and cash equivalents at beginning of period............          175          1,727           876
                                                                  -------       --------      --------
Cash and cash equivalents at end of period..................      $ 1,727       $    876      $    761
                                                                  =======       ========      ========

        The accompanying notes are an integral part of these statements.

                        WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES--

DESCRIPTION OF BUSINESS AND ORGANIZATION:

    Organized in 1983, WorldCom, Inc., a Georgia corporation ("WorldCom" or the "Company") provides a broad range of communications services to both U.S. and non-U.S. based businesses and consumers. WorldCom is a global communications company utilizing an "on-net" strategy based on being able to provide service through its own facilities throughout the world instead of being restricted to a particular geographic location. The on-net approach allows the Company's customers to send data or voice communications across town, across the U.S., or to any of our networks in Europe or Asia, without ever leaving the WorldCom networks. The on-net approach provides the Company's customers with superior reliability and low operating costs. Prior to May 1, 2000, the Company was named MCI WORLDCOM, Inc.

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

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in joint ventures and other equity investments in which the Company owns a 20% to 50% voting ownership interest are accounted for by the equity method. Investments of less than 20% ownership, where the Company does not exercise control or significant influence, are accounted for under the cost method.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amounts for cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of long-term debt is determined based on quoted market rates or the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter into similar financial instruments. The carrying amounts and fair values of the Company's debt were $18.1 billion and $17.9 billion, respectively, at December 31, 1999; $24.9 billion and $24.6 billion, respectively, at December 31, 2000.

CASH AND CASH EQUIVALENTS:

    The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES-- (CONTINUED) PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Transmission equipment (including conduit)                    5 to 45 years
Communications equipment                                      5 to 20 years
Furniture, fixtures, buildings and other                      4 to 40 years

    The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. If quoted market prices for an asset are not available, fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on property and equipment to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

    Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

    The Company constructs certain of its own transmission systems and related facilities. Internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such internal costs were $305 million ($195 million in interest), $625 million ($339 million in interest) and $842 million ($495 million in interest) in 1998, 1999 and 2000, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS:

    The major classes of intangible assets as of December 31, 1999 and 2000 are summarized below (in millions):

                                                             AMORTIZATION
                                                                PERIOD         1999       2000
                                                             -------------   --------   --------
Goodwill...................................................  5 to 40 years   $44,767    $ 44,870
Tradename..................................................       40 years     1,100       1,100
Developed technology.......................................  5 to 10 years     2,100       2,100
Other intangibles..........................................  5 to 10 years     2,682       3,778
                                                                             -------    --------
                                                                              50,649      51,848
Less: accumulated amortization.............................                   (3,341)     (5,254)
                                                                             -------    --------
Goodwill and other intangible assets, net..................                  $47,308    $ 46,594
                                                                             =======    ========

    Intangible assets are amortized using the straight-line method for the periods noted above.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES--  (CONTINUED)
    Goodwill is recognized for the excess of the purchase price of the various business combinations over the value of the identifiable net tangible and intangible assets acquired. Realization of acquisition-related intangibles, including goodwill, is periodically assessed by the management of the Company based on the current and expected future profitability and cash flows of acquired companies and their contribution to the overall operations of WorldCom.

    Also included in other intangibles are costs incurred to develop software for internal use. Such costs were $350 million, $710 million and $925 million for the years ended December 31, 1998, 1999 and 2000, respectively.

UNREALIZED HOLDING GAIN ON MARKETABLE EQUITY SECURITIES:

    The Company's equity investments in publicly traded companies are classified as available-for-sale securities. Accordingly, these investments are included in other assets at their fair value of approximately $1.1 billion and $970 million at December 31, 1999 and 2000, respectively. The unrealized holding gain on these marketable equity securities, net of taxes of $345 million and $207 million as of December 31, 1999 and 2000, respectively, is included as a component of shareholders' investment in the accompanying consolidated financial statements. As of December 31, 1999 and 2000, the gross unrealized holding gain on these securities was $918 million and $716 million, respectively. There was no gross unrealized holding loss on these securities at December 31, 1999 and a $164 million gross unrealized holding loss at December 31, 2000. Proceeds from the sale of marketable equity securities totaled $68 million, $1.7 billion and $680 million, respectively, for the years ended December 31, 1998, 1999 and 2000. Gross realized gains on marketable equity securities, which represent reclassification adjustments to other comprehensive income, were $13 million, $374 million and $643 million for the years ended December 31, 1998, 1999 and 2000, respectively. Gross realized losses were $31 million and $25 million for the years ended December 31, 1998 and 2000, respectively. There were no gross realized losses for the year ended December 31, 1999.

FOREIGN CURRENCY TRANSLATION:

    Assets and liabilities are translated at the exchange rate as of the balance sheet date. All revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of shareholders' investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The accompanying consolidated statements of operations include foreign currency transaction gains, after elimination of minority interests, of $29 million for the year ended
December 31, 1998 and foreign currency transaction losses, after elimination of minority interests, of $36 million and $38 million for the years ended December 31, 1999 and 2000, respectively.

RECOGNITION OF REVENUES:

    The Company records revenues for telecommunications services at the time of customer usage. Service activation and installation fees are amortized over the average customer contract life. Revenues from information technology services are recognized, depending on the service provided, on a percentage of completion basis or as services and products are furnished or delivered.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES-- (CONTINUED) ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC:

    The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of most switched voice operating agreements, as well as established Federal Communications Commission ("FCC") policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon settlement rate. International settlements are treated as an offset to line costs. This reflects the way in which the business is operated because WorldCom actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

    During the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, the Company retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $85 million, net of income tax benefit of $50 million. The pro forma effect of adopting SAB 101 on periods prior to January 1, 2000 was not material to the Company's consolidated financial position or results of operations.

    The Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time non-cash expense of $36 million, net of income tax benefit of $22 million. This expense represented start-up costs incurred primarily in conjunction with the development and construction of the Advanced Messaging Network of SkyTel Communications, Inc. ("SkyTel"), which are required to be expensed as incurred in accordance with this accounting standard.

EXTRAORDINARY ITEMS:

    In the first quarter of 1998, the Company recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and related refinancings of the Company's outstanding debt from the Brooks Fiber Properties merger.

INCOME TAXES:

    The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provisions of the enacted tax laws.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES-- (CONTINUED) EARNINGS PER SHARE:

    The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in millions, except per share data):

                                                                1998       1999       2000
                                                              --------   --------   --------
BASIC
Income (loss) before cumulative effect of accounting change
  and extraordinary items...................................  $(2,560)   $ 4,013    $ 4,238
Preferred stock dividends and distributions on trust
  securities................................................      (42)       (72)       (65)
                                                              -------    -------    -------
Net income (loss) applicable to common shareholders before
  cumulative effect of accounting change and extraordinary
  items.....................................................  $(2,602)   $ 3,941    $ 4,173
                                                              =======    =======    =======
Weighted average shares outstanding.........................    1,933      2,821      2,868
                                                              =======    =======    =======
Basic earnings (loss) per share before cumulative effect of
  accounting change and extraordinary items.................  $ (1.35)   $  1.40    $  1.46
                                                              =======    =======    =======
DILUTED
Net income (loss) applicable to common shareholders before
  cumulative effect of accounting change and extraordinary
  items.....................................................  $(2,602)   $ 3,941    $ 4,173
                                                              =======    =======    =======
Weighted average shares outstanding.........................    1,933      2,821      2,868
Common stock equivalents....................................       --        102         42
Common stock issuable upon conversion of preferred stock....       --          2          2
                                                              -------    -------    -------
Diluted shares outstanding..................................    1,933      2,925      2,912
                                                              =======    =======    =======
Diluted earnings (loss) per share before cumulative effect
  of accounting change and extraordinary items..............  $ (1.35)   $  1.35    $  1.43
                                                              =======    =======    =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES--  (CONTINUED)

STOCK SPLITS:

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

RECENTLY ISSUED ACCOUNTING STANDARDS:

    The Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standard, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has minimal exposure to derivative financial instruments which, as of December 31, 2000, primarily consist of option collar transactions designated as cash flow hedges of anticipated sales of an equity investment and various equity warrants. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

    In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES-- (CONTINUED) will not have a material effect on the Company's consolidated results of operations or financial position.

USE OF ESTIMATES:

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, accrued line costs, depreciation and amortization, taxes, restructuring accruals and contingencies.

RECLASSIFICATIONS:

    Revenues and line costs for all periods reflect a classification change for reciprocal compensation and central office based remote access equipment sales which are now being treated as offsets to cost of sales. Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. Central office based remote access equipment sales represent the reimbursement of customer specific equipment costs incurred by WorldCom on behalf of the customer as part of service provisioning. As such, WorldCom determined that it is more appropriate to reflect these reimbursements net of cost. Previously, WorldCom recorded these items on a gross basis as revenues. Revenues and line costs for all periods also reflect the reclassification of small business and consumer primary interexchange carrier charges, or PICC, from revenues to line costs. PICC are flat-rate charges mandated by the FCC which apply to telecommunications companies that connect to customers through a traditional phone company's facilities. Effective July 1, 2000, as a result of the FCC's Coalition for Affordable Local and Long Distance Services, or CALLs order, the PICC fee is billed directly to the customer by the traditional phone company rather than to WorldCom and rebilled to the customer. Operating income, net income available to common shareholders and the balance sheet are not affected by these reclassifications.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES--  (CONTINUED)
    The effects of these reclassifications on the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000 are as follows (in millions):

                                                    NEW PRESENTATION
                                            ---------------------------------
                                                   FOR THE YEARS ENDED
                                                      DECEMBER 31,
                                            ---------------------------------
                                              1998        1999        2000
                                              ----        ----        ----
Revenues..................................   $17,617     $35,908     $39,090
Line costs................................   $ 7,982     $14,739     $15,462

                                                      OLD PRESENTATION
                                              ---------------------------------
                                                     FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                              ---------------------------------
                                                1998        1999        2000
                                                ----        ----        ----
Revenues....................................   $18,169     $37,120     $40,292
Line costs..................................   $ 8,534     $15,951     $16,664

    Additionally, certain consolidated financial statement amounts have been reclassified for consistent presentation.

(2) BUSINESS COMBINATIONS--

    The Company has acquired other telecommunications companies offering similar or complementary services to those offered by the Company. These acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of the Company's common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through the Company's bank credit facilities. In addition to the business combinations described below, the Company or its predecessors completed smaller acquisitions during the three years ended December 31, 2000.

    On October 1, 1999, WorldCom acquired SkyTel, pursuant to the merger (the "SkyTel Merger") of SkyTel with and into a wholly owned subsidiary of WorldCom. Upon consummation of the SkyTel Merger, the wholly owned subsidiary was renamed SkyTel Communications, Inc. SkyTel is a leading provider of nationwide messaging services in the United States. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

    As a result of the SkyTel Merger, each outstanding share of SkyTel common stock was converted into the right to receive 0.3849 shares of WorldCom common stock, par value $.01 per share (the "WorldCom Common Stock"), or approximately 23 million WorldCom common shares in the aggregate. Holders of SkyTel's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "SkyTel Preferred Stock") received one share of WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "WorldCom Series C Preferred Stock") for each share of SkyTel Preferred Stock held. The SkyTel Merger was accounted for as a pooling-of-interests; and accordingly, the Company's financial statements for periods prior to the SkyTel Merger have been restated to include the results of SkyTel.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(2) BUSINESS COMBINATIONS--  (CONTINUED)
    On September 14, 1998, the Company acquired MCI Communications Corporation ("MCI") for approximately $40 billion, pursuant to the merger (the "MCI Merger") of MCI with and into a wholly owned subsidiary of the Company. Upon consummation of the MCI Merger, the wholly owned subsidiary was renamed MCI Communications Corporation. Through the MCI Merger, the Company acquired one of the world's largest and most advanced digital networks, connecting local markets in the United States to more than 280 countries and locations worldwide.

    As a result of the MCI Merger, each outstanding share of MCI common stock was converted into the right to receive 1.86585 shares of WorldCom Common Stock, or approximately 1.13 billion WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by British Telecommunications plc ("BT")) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to BT were obtained by the Company from (i) available cash as a result of the Company's $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's Internet backbone facilities and wholesale and retail Internet business (the "iMCI Business") to Cable and Wireless plc ("Cable & Wireless") for
$1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert Communications Services ("Concert") to BT for $1 billion in cash on September 14, 1998; and (iv) availability under the Company's commercial paper program and credit facilities.

    Upon effectiveness of the MCI Merger, the then outstanding and unexercised options exercisable for shares of MCI common stock were converted into options exercisable for an aggregate of approximately 125 million shares of WorldCom Common Stock having the same terms and conditions as the MCI options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.86585. The MCI Merger was accounted for as a purchase; accordingly, operating results for MCI have been included from the date of acquisition.

    The purchase price in the MCI Merger was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $3.1 billion was allocated to in-process research and development ("IPR&D") and $1.7 billion to developed technology, which will be depreciated over 10 years on a straight-line basis. The remaining excess of $29.3 billion has been allocated to goodwill and tradename, which are being amortized over 40 years on a straight-line basis.

    On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A. ("Embratel"), Brazil's facilities-based national and international communications provider, for approximately R$2.65 billion (U.S. $2.3 billion). The purchase price was paid in local currency installments, of which R$1.06 billion (U.S. $916 million) was paid on August 4, 1998, R$795 million (U.S. $442 million) was paid on August 4, 1999, and the remaining R$795 million (U.S. $444 million) was paid on August 4, 2000. Embratel provides domestic long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, Internet, frame relay, satellite and packet-switched services. Operating results for Embratel are consolidated in the accompanying consolidated financial statements and are included from the date of the MCI Merger.

    On January 31, 1998, WorldCom acquired CompuServe Corporation
("CompuServe"), for approximately $1.3 billion, pursuant to the merger (the "CompuServe Merger") of a wholly owned

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(2) BUSINESS COMBINATIONS-- (CONTINUED) subsidiary of the Company with and into CompuServe. Upon consummation of the CompuServe Merger, CompuServe became a wholly owned subsidiary of WorldCom.

    As a result of the CompuServe Merger, each share of CompuServe common stock was converted into the right to receive 0.609375 shares of WorldCom Common Stock, or approximately 56 million WorldCom common shares in the aggregate. Prior to the CompuServe Merger, CompuServe operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet service to businesses. The CompuServe Merger was accounted for as a purchase; accordingly, operating results for CompuServe have been included from the date of acquisition.

    On January 31, 1998, the Company also acquired ANS Communications, Inc. ("ANS"), from America Online, Inc. ("AOL"), for approximately $500 million, and entered into five year contracts with AOL under which WorldCom and its subsidiaries provide network services to AOL (collectively, the "AOL Transaction"). As part of the AOL Transaction, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from WorldCom. WorldCom retained the CompuServe Network Services division. ANS provided Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan. The AOL Transaction was accounted for as a purchase; accordingly, operating results for ANS have been included from the date of acquisition.

    The purchase price in the CompuServe Merger and AOL Transaction was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of which $429 million was allocated to IPR&D. The remaining excess of approximately $1 billion, has been recorded as goodwill, which is being amortized over 10 years on a straight-line basis.

    On January 29, 1998, WorldCom acquired Brooks Fiber Properties, Inc. ("BFP"), pursuant to the merger (the "BFP Merger") of a wholly owned subsidiary of WorldCom, with and into BFP. Upon consummation of the BFP Merger, BFP became a wholly owned subsidiary of WorldCom. BFP is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier, in selected cities within the United States. BFP acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers, Internet service providers, wireless carriers and business, government and institutional end users with an alternative to the traditional phone company for a broad array of high quality voice, data, video transport and other telecommunications services.

    As a result of the BFP Merger, each share of BFP common stock was converted into the right to receive 2.775 shares of WorldCom Common Stock or approximately 109 million WorldCom common shares in the aggregate. The BFP Merger was accounted for as a pooling-of-interests; and, accordingly, the Company's financial statements for periods prior to the BFP Merger have been restated to include the results of BFP.

    During 1998, 1999 and 2000, the Company recorded other liabilities of $2.2 billion, $582 million and $29 million respectively, related to estimated costs of unfavorable commitments of acquired entities, and other non-recurring costs arising from various acquisitions and mergers. At December 31,

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(2) BUSINESS COMBINATIONS--  (CONTINUED)
1998, 1999 and 2000, other liabilities related to these accruals totaled $2.0 billion, $1.8 billion and $938 million, respectively.

(3) IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES--

    The following table reflects the components of the significant items included in IPR&D and other charges in 1998 and 1999 (in millions):

                                                                1998       1999
                                                              --------   --------
IPR&D.......................................................   $3,529      $ --
Provision to reduce the carrying value of certain assets....       49        --
Severance and other employee related costs..................       21        --
Direct merger costs.........................................       17         1
Alignment and other exit activities.........................      109        (9)
                                                               ------      ----
                                                               $3,725      $ (8)
                                                               ======      ====

    In 1998, the Company recorded a pre-tax charge of $196 million in connection with the BFP Merger, the MCI Merger and asset write-downs and loss contingencies. This charge included $21 million for employee severance, $17 million for BFP direct merger costs, $38 million for conformance of BFP accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to asset write-downs and loss contingencies. The $56 million related to long-term commitments includes $33 million of minimum commitments between 1999 and 2008 for leased facilities that the Company has or will abandon, $19 million related to minimum contractual network lease commitments that expire between 1999 and 2001, for which the Company will receive no future benefit due to the migration of traffic to owned facilities, and $4 million of other commitments. Because of organizational and operational changes that occurred, management concluded in 1999 that selected leased properties would not be abandoned according to the original plan that was approved by management. Therefore, in 1999 a reversal of a $9 million charge to IPR&D and other charges was recorded in connection with this plan amendment. Additionally, the $33 million related to asset write-downs and loss contingencies includes
$9 million for the decommission of information systems that have no alternative future use, $9 million for the write-down to fair value of assets held for sale that were disposed of in 1998 and $15 million related to legal costs and other items related to BFP. As of December 31, 1999 and 2000, the Company's remaining unpaid liability related to the above charges was $27 million and $20 million, respectively.

CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT:

    In connection with 1998 business combinations, the Company made allocations of the purchase price to acquired IPR&D totaling $429 million in the first quarter of 1998 related to the CompuServe Merger and AOL Transaction and $3.1 billion in the third quarter of 1998 related to the MCI Merger. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the respective business combinations, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(4) INVESTMENTS--

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

    Additionally, WorldCom signed a five-year, non-exclusive agreement valued at $388 million with Metricom to sell subscriptions for Metricom's Ricochet services. The agreement is subject to the timely deployment of the Metricom network, Metricom's ability to meet agreed performance standards and Metricom's ability to attract a significant number of subscribers through other channel partners.

    In connection with the MCI Merger, the Company acquired an investment in The News Corporation Limited ("News Corp.") comprised of cumulative convertible preferred securities and warrants. In July 1999 the Company received
$1.4 billion in cash from the sale of the Company's interest in News Corp. preferred stock. The Company recorded a gain of $130 million on this sale. Additionally, the Company recorded dividend income of approximately $17 million and $32 million, respectively, for the years ended December 31, 1998 and 1999.

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

    In November 1998, the Company and News Corp. entered into an agreement with EchoStar Communications Corporation ("EchoStar") for the sale and transfer of the Company's and News Corp.'s DBS assets (the "EchoStar Transaction"). The EchoStar Transaction was consummated in June 1999 and the Company acquired preferred shares in a subsidiary of News Corp. for a face amount equal to the Company's cost of obtaining the DBS license from the FCC, plus interest thereon. The Company also received from EchoStar approximately 6.8 million shares of EchoStar Class A Common Stock. In December 1999, the Company sold 2.7 million shares of EchoStar Class A Common Stock and received $190 million in net proceeds. The Company recorded a gain of $101 million on this sale.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(5) LONG-TERM DEBT--

    Outstanding debt as of December 31, 1999 and 2000 consists of the following (in millions):

                                                                1999                                  2000
                                                 -----------------------------------   -----------------------------------
                                                 EXCLUDING                             EXCLUDING
                                                 EMBRATEL    EMBRATEL   CONSOLIDATED   EMBRATEL    EMBRATEL   CONSOLIDATED
                                                 ---------   --------   ------------   ---------   --------   ------------
Commercial paper and credit facilities.........   $ 2,875     $   --      $ 2,875       $ 3,629     $   --      $ 3,629
Floating rate notes due 2001 through 2002......     1,000         --        1,000         1,560         --        1,560
7.88% - 8.25% Notes Due 2003-2010..............        --         --           --         3,500         --        3,500
7.38% Notes Due 2006-2011......................        --         --           --         2,000         --        2.000
6.13% - 6.95% Notes Due 2001-2028..............     6,100         --        6,100         6,100         --        6,100
7.13% - 7.75% Notes Due 2004-2027..............     2,000         --        2,000         2,000         --        2,000
8.88% - 13.5% Senior Notes Due 2002-2006.......       689         --          689           672         --          672
7.13% - 8.25% Senior Debentures Due 2023-2027..     1,438         --        1,438         1,436         --        1,436
6.13% - 7.50% Senior Notes Due 2004-2012.......     2,142         --        2,142         1,934         --        1,934
15% note payable due in annual installments
  through 2000.................................        --        440          440            --         --           --
Capital lease obligations, 7.00% - 11.00%
  (maturing through 2002)......................       483         --          483           413         --          413
Other debt (maturing through 2008).............       148        828          976           518      1,134        1,652
                                                  -------     ------      -------       -------     ------      -------
                                                   16,875      1,268       18,143        23,762      1,134       24,896
Short-term debt and current maturities of
  long-term debt...............................    (4,239)      (776)      (5,015)       (6,764)      (436)      (7,200)
                                                  -------     ------      -------       -------     ------      -------
                                                  $12,636     $  492      $13,128       $16,998     $  698      $17,696
                                                  =======     ======      =======       =======     ======      =======

    On December 19, 2000, the Company completed the private offering of $2.0 billion principal amount of debt securities. The net proceeds of $1.99 billion were used to repay commercial paper obligations. The offering consisted of $1.0 billion of 7.375% Dealer Remarketable Securities, or Drs., which mature January 15, 2011 and $1.0 billion of 7.375% Notes Due 2006, which mature January 15, 2006. The debt securities were not registered under federal securities laws and therefore may not be offered or sold in the United States unless registered or exempt.

    Interest on the Drs. is payable semiannually on the 15th day of January and July, beginning July 15, 2001 and including January 15, 2003. Thereafter, interest on the Drs. is payable annually on January 15th. The Drs. are subject to mandatory tender by all holders of Drs. to the remarketing dealer on January 15, 2003 and on each January 15th thereafter, until and including January 15, 2010. Interest on the 7.375% Notes Due 2006 is payable semiannually on the 15th day of January and July, beginning July 15, 2001.

    If the remarketing dealer elects to remarket the Drs. on any remarketing date as described therein, holders must tender the Drs. to the remarketing dealer at 100% of their principal amount. If the remarketing dealer elects not to remarket the Drs., or for any reason does not purchase all of the Drs. on such remarketing date, holders must tender and the Company will repurchase, at 100% of their principal amount, any Drs. that have not been purchased by the remarketing dealer.

    If the remarketing dealer remarkets the Drs. on any remarketing date, the stated interest rate on the Drs. will be reset at an adjusted fixed rate until the immediately following remarketing date (or, in

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(5) LONG-TERM DEBT--  (CONTINUED)
the case of the last remarketing date, until the stated maturity date). The Drs. will generally not be redeemable by the Company.

    On May 24, 2000, the Company completed a public debt offering of $5.0 billion principal amount of debt securities. The net proceeds of $4.95 billion were used to pay down commercial paper obligations. The public debt offering consisted of the following series of notes:

                                                          PRINCIPAL
                        TITLE                              AMOUNT           MATURITY
                        -----                           -------------   -----------------
 Floating Rate Notes Due 2001........................   $1.5 billion    November 26, 2001
 7.875% Notes Due 2003...............................   $1.0 billion    May 15, 2003
 8% Notes Due 2006...................................   $1.25 billion   May 15, 2006
 8.25% Notes Due 2010................................   $1.25 billion   May 15, 2010

    The Floating Rate Notes bear interest payable quarterly on the 24th day of February, May, August and November, beginning August 24, 2000. Each of the 7.875% Notes Due 2003, the 8% Notes Due 2006 and the 8.25% Notes Due 2010 bear interest payable semiannually in arrears on May 15 and November 15 of each year, commencing November 15, 2000.

    The 8% Notes Due 2006, the 7.375% Notes Due 2006 and the 8.25% Notes Due 2010 are redeemable, as a whole or in part, at the option of the Company, at any time or from time to time, at respective redemption prices equal to the greater of:

    - 100% of the principal amount of the Notes to be redeemed or

    - the sum of the present values of the remaining scheduled payments (as defined) discounted at the Treasury rate (as defined) plus 0.25% for the 8% Notes Due 2006 and the 7.375% Notes Due 2006, and 0.30% for the 8.25% Notes Due 2010.

    On August 3, 2000, the Company extended its existing $7 billion 364-Day Revolving Credit and Term Loan Agreement for a successive 364-day term. This credit facility is referred to as the Facility C Loans. The Facility C Loans, together with the $3.75 billion Amended and Restated Facility A Revolving Credit Agreement, which the Company refers to as the Facility A Loans, provide the Company with aggregate credit facilities of $10.75 billion. These credit facilities provide liquidity support for the Company's commercial paper program and will be used for other general corporate purposes.

    The Facility A Loans mature on June 30, 2002. The Facility C Loans mature on August 2, 2001; provided, however, that the Company may elect at that time to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion. The Facility A Loans and the Facility C Loans are subject to annual commitment fees not to exceed 0.25% and 0.15%, respectively, of any unborrowed portion of the facilities.

    The credit facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the credit facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(5) LONG-TERM DEBT--  (CONTINUED)
borrowing generally varies from 0.35% to 0.75% as to Facility A Loans and from 0.225% to 0.45% as to Facility C Loans, in each case based upon the Company's then current debt ratings.

    The credit facilities are unsecured but include a negative pledge of the assets of the Company and, subject to exceptions, the covered subsidiaries.

    The credit facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The credit facilities require compliance with operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and the covered subsidiaries and sales of assets and mergers and dissolutions. The credit facilities do not restrict distributions to shareholders, provided the Company is not in default under the credit facilities. At December 31, 2000, the Company was in compliance with these covenants.

    Additionally, on June 12, 2000, the Company completed a public debt offering of $60 million principal amount of debt securities. The net proceeds of $59.9 million were used for general corporate purposes. The public debt offering consisted of $60 million of Floating Rate Notes Due 2002 (the "2002 Floating Rate Notes"), which mature June 11, 2002. The 2002 Floating Rate Notes bear interest payable quarterly on the 11th day of March, June, September and December, beginning September 11, 2000.

    In the third quarter of 2000, the Company paid the final installment of R$795 million (U.S. $444 million) on the note due in connection with the Company's purchase of Embratel. Additionally, in the first quarter of 2000, $200 million of senior notes with an interest rate of 7.13% matured. The funds utilized to repay this indebtedness were obtained from available liquidity under the Company's credit facilities and commercial paper program.

    As of December 31, 2000, Embratel had $1.1 billion of total long-term debt outstanding, of which approximately $879 million was denominated in U.S. dollars and $255 million denominated in other currencies including the French Franc, Deutsche Mark, Japanese Yen, and Brazilian REAL. The Embratel debt bears fixed interest rates ranging from 5.7% to 11.2% and variable interest rates ranging from 0.13% to 3.30% per annum over the LIBOR. The LIBOR rate at December 31, 2000 was 6.39875%.

    As of December 31, 2000, Embratel was in compliance with the various covenants included in all of its debt agreements.

    The aggregate principal repayments and reductions required in each of the years ending December 31, 2001 through December 31, 2005 and thereafter for the Company's long-term debt is as follows (in millions):

2001........................................................  $ 7,200
2002........................................................      467
2003........................................................    1,804
2004........................................................    1,221
2005........................................................    2,387
Thereafter..................................................   11,817
                                                              -------
                                                              $24,896
                                                              =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(6) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY AND OTHER REDEEMABLE PREFERRED SECURITIES--

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

    The Company has executed various guarantee agreements and supplemental indentures which agreements, when taken together with the issuance of the Subordinated Debt Securities, constitute a full, irrevocable, and unconditional guarantee by the Company of all of the Trust's obligations under the preferred securities (the "Guarantee"). A Guarantee Agreement and Supplement No. 1 thereto covers payment of the preferred securities' quarterly distributions and payments on maturity or redemption of the preferred securities, but only in each case to the extent of funds held by the Trust. If the Company does not make interest payments on the Subordinated Debt Securities held by the Trust, the Trust will have insufficient funds to pay such distributions. The obligations of the Company under the Guarantee and the Subordinated Debt Securities are subordinate and junior in right of payment to all senior debt of the Company.

OTHER REDEEMABLE PREFERRED SECURITIES:

    On December 28, 1998, WorldCom Synergies Management Company, Inc. ("SMC"), a wholly owned subsidiary of the Company, issued 475 shares of an authorized 500 shares of 6.375% cumulative preferred stock, Class A ("SMC Class A Preferred Stock") in a private placement. Each share of SMC Class A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $100,000 per share. The SMC Class A Preferred Stock is mandatorily redeemable by SMC at the redemption price of $100,000 per share plus accumulated and unpaid dividends on January 1, 2019. Dividends on the SMC Class A Preferred Stock are cumulative from the date of issuance and are payable quarterly at a rate per annum equal to 6.375% of the liquidation preference of $100,000 per share when, as and if declared by the board of directors of SMC.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(7) PREFERRED STOCK--

    The WorldCom Series B Convertible Preferred Stock (the "WorldCom Series B Preferred Stock") is convertible into shares of WorldCom Common Stock at any time at a conversion rate of 0.1460868 shares of WorldCom Common Stock for each share of WorldCom Series B Preferred Stock. Dividends on the WorldCom Series B Preferred Stock accrue at the rate of $0.0775 per share, per annum and are payable in cash. Dividends will be paid only when, as and if declared by the Board of Directors. The Company has not declared any dividends on the WorldCom Series B Preferred Stock to date and anticipates that future dividends will not be declared but will continue to accrue. Upon conversion, accrued but unpaid dividends are payable in cash or shares of WorldCom Common Stock at the Company's election. To date, the Company has elected to pay all accrued dividends in cash, upon conversion.

    The WorldCom Series B Preferred Stock is also redeemable at the option of the Company at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends. The redemption price will be payable in cash or shares of WorldCom Common Stock at the Company's election.

    The WorldCom Series B Preferred Stock is entitled to one vote per share with respect to all matters. The WorldCom Series B Preferred Stock has a liquidation preference of $1.00 per share plus all accrued and unpaid dividends thereon to the date of liquidation. There is no established market for the WorldCom
Series B Preferred Stock.

    In January 2000, each outstanding share of WorldCom Series C Preferred Stock was redeemed by the Company for $50.75 in cash, or approximately $190 million in the aggregate.

    In May 1998, the Company exercised its option to redeem all of the outstanding Series A 8% Cumulative Convertible Preferred Stock (the "WorldCom Series A Preferred Stock") and related depositary shares. Prior to the redemption date, substantially all of the holders of WorldCom Series A Preferred Stock elected to convert the preferred stock into WorldCom Common Stock, resulting in the issuance of approximately 49 million shares of WorldCom Common Stock.

(8) SHAREHOLDER RIGHTS PLAN--

    On August 25, 1996, the Board of Directors of WorldCom declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of WorldCom Common Stock. Each Right entitles the registered holder to purchase from the Company one one thousand-five-hundredth of a share of Series 3 Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock"), of the Company at an initial price of $160.00 per one one-thousandth of a share of Junior Preferred Stock (the "Purchase Price"), subject to adjustment.

    The Rights generally will be exercisable only after the close of business on the tenth business day following the date of public announcement or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or has obtained the right to acquire, 15% or more of the outstanding shares of voting stock of the Company without the prior express written consent of the Company, or after the close of business on the tenth business day (or such later day as the Board of Directors shall determine, but in no event later than the tenth business day after a person becomes an Acquiring Person) after the commencement of a tender offer or exchange offer, by a person which, upon consummation, would

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(8) SHAREHOLDER RIGHTS PLAN-- (CONTINUED) result in such party's control of 15% or more of the Company's voting stock. The Rights will expire, if not previously exercised, exchanged or redeemed, on September 6, 2001.

    If any person or group acquires 15% or more of the Company's outstanding voting stock without prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of WorldCom's Common Stock as shall equal the result obtained by multiplying the then current Purchase Price by the number of one one-thousandths of a share of Junior Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of WorldCom Common Stock.

    If any person or group acquires 15% or more, but less than 50%, of the outstanding WorldCom Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of WorldCom Common Stock.

    If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where the Company is the surviving corporation, but WorldCom Common Stock is exchanged or changed for stock or other securities of any other person or for cash or other property, or where 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number of one one-thousandths of a share of Junior Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

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

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(9) LEASES AND OTHER COMMITMENTS--

    The Company leases office facilities and equipment under non-cancelable operating leases having initial or remaining terms of more than one year. Rental expense under these operating leases was $184 million, $323 million and $392 million in 1998, 1999, and 2000, respectively. In addition, the Company leases a right-of-way from a railroad company under a fifteen-year lease with three fifteen-year renewal options. The Company is also obligated under rights-of-way and franchise agreements with various entities for the use of their rights-of-way for the installation of the Company's telecommunications systems.

    At December 31, 2000, minimum lease payments under non-cancelable operating leases and commitments, other contractual commitments and capital leases were as follows (in millions):

                                                              OPERATING AND CAPITAL LEASES
                                              ------------------------------------------------------------
                                              OFFICE FACILITIES
                                                AND EQUIPMENT
                                                  AND OTHER       TELECOMMUNICATIONS
                                                 CONTRACTUAL          FACILITIES                  CAPITAL
YEAR                                             COMMITMENTS      AND RIGHTS-OF-WAY     TOTAL      LEASES
----                                          -----------------   ------------------   --------   --------
2001........................................        $  692             $ 2,757         $ 3,449     $  87
2002........................................           795               2,538           3,333        55
2003........................................           720               2,400           3,120        33
2004........................................           621               2,044           2,665        39
2005........................................           568               1,726           2,294        30
Thereafter..................................         2,496               2,006           4,502       375
                                                    ------             -------         -------     -----
Total.......................................        $5,892             $13,471         $19,363     $ 619
                                                    ======             =======         =======
Less: imputed interest......................                                                        (206)
                                                                                                   -----
                                                                                                   $ 413
                                                                                                   =====

    The Company has various facility leases that include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

    In October 1999, the Company and Electronic Data Systems Corporation ("EDS") finalized dual outsourcing agreements that are expected to capitalize on the individual strengths of each company. Under these agreements, WorldCom has outsourced portions of its information technology ("IT") operations to EDS. EDS has assumed responsibility for IT system operations at more than a dozen WorldCom processing centers worldwide. The IT outsourcing agreement is represented by a 10-year contractual commitment with contractually specified minimums over the term of the contract. The contractual minimums aggregate
$3.16 billion and have been included in the operating and capital lease commitment table above.

    In 1999, the Company amended its existing $500 million receivables purchase agreement to $2.0 billion by including additional receivables eligible under the agreement. As of December 31, 2000, the purchaser owned an undivided interest in a $3.5 billion pool of receivables, which includes the $1.95 billion sold.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--

    The Company is involved in legal and regulatory proceedings that are incidental to its business and has included loss contingencies in other current liabilities and other liabilities for these matters. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to the Company. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on the Company's consolidated results of operations or financial position.

    GENERAL

    WorldCom is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company's subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. The Company must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects the Company to price cap or rate of return regulation, nor is the Company currently required to obtain FCC authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution services, wireless communications service and terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of its international facilities and services. WorldCom is subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business, including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on WorldCom.

    DOMESTIC

    In August 1996, the FCC established nationwide rules pursuant to the Telecom Act designed to encourage new entrants to compete in local service markets through interconnection with the traditional phone companies, resale of traditional phone companies' retail services, and use of individual and combinations of unbundled network elements, owned by the traditional phone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." Implementation of these rules has been delayed by various appeals by traditional phone companies. In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue the rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that traditional phone companies make specific unbundled network elements available to new entrants. The traditional phone companies have sought reconsideration of the FCC's order and have petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. The traditional phone companies also petitioned for review of the FCC's rules for pricing unbundled network elements in the United States Court of Appeals for the Eighth Circuit which, in July 2000, invalidated the portion of those rules that mandated that the pricing be based on a forward-looking cost methodology which calculates costs by reference to efficient technology and design choices. At the request of various parties, including

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
WorldCom, the Supreme Court will review the Eighth Circuit's decision. A ruling from the Supreme Court is expected in early 2002.

    The Telecom Act requires traditional phone companies to petition the FCC for permission to offer long distance services for each state within their region.
Section 271 of the Act provides that for these applications to be granted, the FCC must find, among other things, that the traditional phone company has demonstrated that it has met a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional phone company applications and it has granted four: Verizon's for New York and SBC's for Texas, Kansas and Oklahoma. Currently, an application is pending before the FCC by Verizon for Massachusetts. Other applications may be filed at any time. WorldCom has challenged, and will continue to challenge, any application that does not satisfy the requirements of Section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional phone companies' operations support systems. In addition, several bills have been introduced in Congress that would have the effect of allowing traditional phone companies to offer in-region long distance data services without satisfying Section 271 of the Act or of making it more difficult for competitors to resell traditional phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these bills.

    In August 1998, the FCC ruled that the interconnection, unbundling, and resale requirements imposed on traditional phone companies by the Telecom Act, as well as the prohibition on traditional phone company provision of in-region long distance services, apply to advanced telecommunication services such as digital subscriber line technology. U S West petitioned for review of this order in the United States Court of Appeals for the D.C. Circuit which, at the request of the FCC, remanded the case for further administrative proceedings. In December 1999, the FCC reaffirmed its order, but reserved ruling on whether these obligations apply to traffic jointly carried by a traditional phone company and a competitive local exchange carrier to an Internet service provider which self-provides the transport component of its Internet access services. The order also found that digital subscriber line-based advanced services used to connect Internet service providers to their subscribers to facilitate Internet-bound traffic ordinarily constitute exchange access service. In
January 2000, WorldCom petitioned for review of this latter aspect of the FCC's order in the United States Court of Appeals for the D.C. Circuit, and a decision from the court is pending.

    In November 1999, the FCC's Pricing Flexibility Order, which allowed price-cap regulated traditional phone companies to offer customer specific pricing in contract tariffs, took effect. Price-cap regulated traditional phone companies can now offer access arrangements with contract-type pricing in competition with long distance carriers and other competitive access providers, who have previously been able to offer this pricing for access arrangements. As traditional phone companies experience increasing competition in the local services market, the FCC will grant increased pricing flexibility and relax tariffing requirements for access services. The FCC also is conducting a proceeding to consider additional pricing flexibility for a wider range of access services. WorldCom petitioned for review of the Pricing Flexibility Order in the United States Court of Appeals for the D.C. Circuit, and in an opinion entered on February 2, 2001, the court denied those petitions and affirmed the FCC's order.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
    In July 1999, the United States Court of Appeals for the Fifth Circuit reversed in part the FCC's May 1997 universal service decision. Among other things, the court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the FCC could not force the traditional phone companies to recover their universal service contributions through interstate access charges. In November 1999, the FCC implemented the Fifth Circuit's decision. AT&T has petitioned for review of this FCC order in the United States Court of Appeals for the Fifth Circuit, and WorldCom has intervened in support of AT&T. Pending reconsideration petitions at the FCC seek retroactive treatment for implementation of the remand order. The FCC has released two additional universal service orders, which provide for federal support for non-rural high cost areas. Petitions for review of both orders were filed in the United States Court of Appeals for the Tenth Circuit.

    In March 1999, the FCC sought public comments on its tentative conclusion that loop spectrum standards should be set in a competitively neutral process. In December 1999, the FCC concluded that traditional phone companies should be required to share primary telephone lines with competitive local exchange carriers, and identified the high frequency portion of the loop as a network element. In February 2000, U S West and the United States Telephone Association petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit; the court held the case in abeyance pending reconsideration at the FCC. On January 19, 2001, the FCC issued its order on reconsideration which again is favorable to WorldCom and other firms seeking to gain access to the high bandwidth portion of the local loop. More specifically, the FCC clarified that the requirement to share lines applies to the entire loop, even where the traditional phone company has deployed fiber in the loop. Under the order, the traditional phone companies must permit competing carriers to self-provision or partner with a data carrier in order to furnish voice and data service on the same line. The traditional phone companies have appealed this ruling and the Company has intervened to ensure that it is not disturbed.

    In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including WorldCom, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional phone companies. Many of these public utility commission decisions were appealed by the traditional phone companies and, since the FCC's order, many traditional phone companies have filed new cases at the public utility commissions or in court. WorldCom petitioned for review of the FCC's order in the United States Court of Appeals for the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings, which are currently pending. Several bills have been introduced in Congress that would have the effect of requiring the FCC to deny reciprocal compensation for dial-up Internet traffic. To date, WorldCom and others have successfully opposed these bills.

    In 1996 and 1997, the FCC issued orders that would require non-dominant telecommunications carriers to eliminate domestic interstate service tariffs, except in limited circumstances. These orders were stayed pending judicial review. In April 2000, however, the United States Court of Appeals for the D.C. Circuit affirmed the FCC's orders and thereafter lifted the stay. The FCC's orders prevent WorldCom from relying upon its domestic federal tariff to limit liability or to establish interstate rates

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
for the Company's customers. On March 20, 2001, the FCC released an order governing the detariffing of international interexchange services. That order established a nine-month transition period during which carriers may file new or revised tariffs only for mass market international exchange services. WorldCom will comply with the FCC's orders and is in the process of developing modifications to the manner in which the Company establishes contractual relationships with its customers.

    In May 2000, the FCC adopted further access charge and universal service reforms. In response to a proposal made by "CALLS", a group of traditional phone companies and two long distance companies, the FCC reduced access charges paid by long distance companies to local exchange carriers by approximately
$3.2 billion annually. The proposal, which will allow charges imposed on end user customers by traditional phone companies to increase over time, also created a new $650 million universal service fund. Several parties have petitioned for review of various aspects of the CALLS order.

    It is possible that rights held by WorldCom to multi-channel multipoint distribution service and/or instructional television fixed service spectrum may be disrupted by FCC decisions to re-allocate some or all of that spectrum to other services. If this re-allocation were to occur, the Company cannot predict whether current deployment plans for its multi-channel multipoint distribution service services will be sustainable.

    INTERNATIONAL

    In February 1997, the United States entered into a World Trade Organization agreement that is designed to have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in scores of foreign countries over the next several years. The World Trade Organization agreement became effective in February 1998. In light of the United States commitments to the World Trade Organization agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (1) the services that may be provided by foreign affiliated U.S. international common carriers, including carriers controlled or more than 25 percent owned by foreign carrier that have market power in their home markets, and (2) the provision of alternative traffic routing. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

    In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a U.S. carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted new rules that will liberalize the provision of switched services over private lines to World Trade Organization member countries. These rules allow these services on routes where 50% or more of U.S. billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to U.S. rules.

    In April 1999, the FCC modified its rules to permit U.S. international carriers to exchange international public switched voice traffic on many routes to and from the United States outside of the

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
traditional settlement rate and proportionate return regimes. In June 1999, the FCC enforced the benchmark rates on two non-compliant routes. Settlement rates have fallen to the benchmarks or below on many other routes.

    Although the FCC's new policies and implementation of the World Trade Organization agreement may result in lower settlement payments by WorldCom to terminate international traffic, there is a risk that the payments that the Company will receive from inbound international traffic may decrease to an even greater degree. The implementation of the World Trade Organization agreement may also make it easier for foreign carriers with market power in their home markets to offer U.S. and foreign customers end-to-end services to our disadvantage. WorldCom may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide these end-to-end services.

    EMBRATEL

    The 1996 General Telecommunications Law provides a framework for telecommunications regulation for Embratel. Article 8 of the law created an agency to implement the law through development of regulations and to enforce these regulations. According to the law, companies wishing to offer telecommunications services to consumers are required to apply to the agency for a concession or an authorization.

    The law provides that Embratel and the three regional incumbent telephone companies are subject to rate regulations. All other telecommunications companies are not subject to rate regulations although their individual authorizations may contain specific expansion and continuity obligations.

    The main restriction imposed on carriers by the law is that, until December 31, 2003, the incumbent telephone companies are prohibited from offering inter-regional and international long distance service, while Embratel is prohibited from offering local services. These companies can start providing those services two years sooner if they meet their network expansion obligations by December 31, 2001.

    Embratel and the three incumbent telephone companies were granted their concessions at no fee, until 2005. After 2005, the concessions may be renewed for a period of 20 years, upon the payment, every two years, of a fee equal to 2% of annual net revenues calculated based on the provision of switched fixed telephone services in the prior year, excluding taxes and social contributions.

    Embratel also offers a number of ancillary telecommunications services pursuant to authorizations granted by Anatel. These services include the provision of dedicated analog and digital lines, packet switched network services, circuit switched network services, mobile marine telecommunications, telex and telegraph, radio signal satellite retransmission and television signal satellite retransmission. Some of these services are subject to some specific continuity obligations and rate conditions.

    LITIGATION

    In November 2000, class action complaints were filed in the United States District Court for the Southern District of Mississippi against WorldCom and some of its executive officers. The complaints generally allege that the defendants made false and misleading statements about some aspects of the

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
Company's performance by failing to disclose, among other things, that the merger with MCI did not yield the anticipated cost savings and revenue increases, that the Company's growth rate was declining, and that its financial statements were inflated due to the failure to write down, on a timely basis, $405 million in receivables. Based on these allegations, the complaints assert claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the 1934 Securities Act. The complaints seek to certify a class of persons who purchased or otherwise acquired WorldCom shares between April 13, 2000 and November 1, 2000. The Company believes that the factual allegations and legal claims asserted in the complaints are without merit and it intends to defend them vigorously.

    On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, MCI and all of its directors were named as defendants in a total of 15 complaints filed in the Court of Chancery in the State of Delaware. British Telecommunications plc was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of MCI, individually and purportedly as class actions on behalf of all other stockholders of MCI. The complaints allege that MCI's directors breached their fiduciary duty in connection with the MCI BT merger agreement, that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of MCI and that BT breached those duties in connection with the MCI BT merger agreement. The complaints seek damages and injunctive and other relief.

    One of the purported stockholder class actions pending in Delaware Chancery Court has been amended, one of the purported class actions has been dismissed with prejudice, and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name WorldCom and a subsidiary as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the merger with MCI and the agreement to pay a termination fee to WorldCom. They further allege discrimination in favor of BT in connection with the MCI merger. The plaintiffs seek, inter alia, damages and injunctive relief prohibiting the consummation of the MCI merger and the payment of the inducement fee to BT.

    Three complaints were filed in the U.S. District Court for the District of Columbia, as class actions on behalf of purchasers of MCI shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of MCI's shares between July 11, 1997 and August 21, 1997, inclusive, that MCI and some of its officers and directors failed to disclose material information about MCI, including that MCI was renegotiating the terms of the MCI BT merger agreement. The consolidated amended complaint seeks damages and other relief. WorldCom and the other defendants have moved to dismiss the consolidated amended complaint.

    At least nine class action complaints have been filed that arise out of the FCC's decision in HALPRIN, TEMPLE, GOODMAN AND SUGRUE V. MCI TELECOMMUNICATIONS CORP., and allege that WorldCom improperly charged "pre-subscribed" customers "non-subscriber" or so-called "casual" rates for some direct-dialed calls. Plaintiffs further challenge our credit policies for this "non-subscriber" traffic. Plaintiffs assert that our conduct violates the Communications Act and various state laws; the complaint seeks rebates to all affected customers as well as punitive damages and other relief. In response to a motion filed by us, the Judicial Panel on Multi-District Litigation consolidated these matters in the United States District Court for the Southern District of Illinois. The parties have entered into a

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
memorandum of understanding to settle these cases, pursuant to which we would pay $88 million for the benefit of the settlement class. Judicial approval of the tentative settlement is required. WorldCom's appeal of the FCC's HALPRIN decision to the United States Court of Appeals for the District of Columbia Circuit is stayed pending judicial review of the proposed settlement.

    Between September 5, 2000 and October 4, 2000, a number of purported class actions and stockholder derivative actions relating to the merger agreement between WorldCom and Intermedia were filed in the Delaware Chancery Court. The named defendants include Intermedia, its publicly-traded subsidiary Digex, certain directors of Digex who are also directors and/or executive officers of Intermedia and, in some cases, WorldCom. On October 19, 2000, the court ordered all purported derivative and class action lawsuits be consolidated into a single action. The consolidated action filed on October 19, 2000 alleges, among other things, that the defendants, other than WorldCom, breached their fiduciary duties to the purported class members by acting to further their own interests at the expense of Digex public stockholders and that the Digex board members who are also directors and/or executive officers of Intermedia conferred a substantial benefit on Intermedia at the expense of the Digex public stockholders by voting to waive application of Section 203 of the Delaware General Corporate Law with respect to any future "business combinations," as defined by Section 203, between WorldCom and Digex. The consolidated complaint also alleges that WorldCom aided and abetted the Intermedia and Digex defendants' wrongdoing. The consolidated complaint seeks an order enjoining the merger, a declaration that the waiver of Section 203 is inapplicable to WorldCom, attorneys' fees and unspecified damages.

    On December 13, 2000, the court denied the plaintiffs' motion for preliminary injunctive relief, concluding that plaintiffs were unlikely to succeed on the merits of their claim that defendants usurped a Digex corporate opportunity. The court further noted that it had determined, at least preliminarily, that after a full trial on the merits, the plaintiff minority stockholders are likely to succeed in invalidating the defendant Digex directors' decision to vote in favor of the Section 203 waiver and that the plaintiffs could be entitled to a range of equitable remedies, including monetary damages.

    In general, and subject to certain exceptions, Section 203 prohibits "business combinations" between a Delaware corporation and an "interested shareholder" of that corporation for three years from the time that the shareholder becomes "interested." However, because a majority of Digex's board of directors voted to waive the applicability of Section 203, WorldCom would be exempt from the three-year prohibition on "business combinations" with Digex. If the Digex board's approval of the Section 203 waiver were invalidated, then WorldCom could be prohibited from entering into "business combinations" with Digex for the applicable three year period, unless another exception were deemed applicable (for example, approval of specific "business combination" by the Digex board and the affirmative vote of 2/3 of the outstanding voting stock not owned by the interested shareholder).

    On February 15, 2001, the parties agreed to resolve the issues related to the consolidated action by entering into a memorandum of understanding. The proposed settlement, which is conditioned on consummation of the merger between WorldCom and Intermedia, negotiation and execution of a formal written stipulation of settlement and preliminary and final approval by the court, will fully resolve all claims asserted in the consolidated action. The principal terms of the proposed settlement, as set forth in the memorandum of understanding, are:

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
    - the exchange ratio in the original merger agreement has been reduced to a fixed 1:1 ratio that is not subject to adjustment;

    - certain "material adverse effect" provisions in the original merger agreement have been narrowed to eliminate various categories of items as potentially giving rise to breaches of Intermedia's representations and warranties with respect to material adverse effects;

    - with the reduction in the above-referenced exchange ratio, a settlement fund of $165 million in WorldCom Common Stock will be created for Digex shareholder class members and attorneys' fees;

    - a fund of up to $15 million in cash will be created to cover expenses incurred by Digex and a special committee of independent directors of the Digex board of directors, as well as administrative expenses of the settlement;

    - WorldCom and Digex will enter into a series of commercial arrangements;

    - Intermedia and WorldCom will take steps to amend the Digex certificate of incorporation to establish certain procedures to be followed by the Digex board of directors when considering certain types of transactions with interested stockholders, as defined in Section 203, including WorldCom and Intermedia, after the merger;

    - the approval of the WorldCom/Intermedia merger by the Digex board pursuant to Section 203 will no longer be subject to challenge and

    - WorldCom will not be subject to any restrictions under Section 203 on future "business combinations" with Digex.

(11) EMPLOYEE BENEFIT PLANS--

STOCK OPTION PLANS:

    The Company has several stock option plans under which options to acquire up to 675 million shares of WorldCom Common Stock may be granted to directors, officers and employees of the Company including the stock option plans acquired through various acquisitions. As of December 31, 1998, 1999 and 2000, outstanding options and warrants to acquire 110 million, 98 million, and 133 million shares, respectively, were exercisable. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant. As of December 31, 2000, 512 million options had been granted under these plans.

    Prior to the MCI Merger, various executives of MCI were granted incentive stock units ("ISUs") that vested over a three-year period and entitle the holder to receive shares of WorldCom Common Stock. At December 31, 2000, there were approximately 730,000 ISUs outstanding.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(11) EMPLOYEE BENEFIT PLANS--

    Additionally, there are outstanding warrants to acquire shares of WorldCom Common Stock at prices ranging from $4.1667 to $44.41 per share which were granted by acquired entities prior to their merger with WorldCom.

    Additional information regarding options and warrants granted and outstanding is summarized below (in millions, except per share data):

                                                   NUMBER OF        WEIGHTED-
                                                  OPTIONS AND        AVERAGE
                                                    WARRANTS      EXERCISE PRICE
                                                 --------------   --------------
Balance, December 31, 1997.....................       129             $11.27
Assumed in connection with acquisitions........       127              18.68
Granted to employees/directors.................        48              20.38
Exercised......................................       (49)              9.87
Expired or canceled............................        (9)             16.63
                                                      ---             ------
Balance, December 31, 1998.....................       246              16.93
Granted to employees/directors.................       152              46.61
Exercised......................................       (61)             15.32
Expired or canceled............................       (18)             30.87
                                                      ---             ------
Balance, December 31, 1999.....................       319              30.58
Granted to employees/directors.................       109              44.09
Exercised......................................       (37)             15.62
Expired or canceled............................       (46)             41.55
                                                      ---             ------
Balance, December 31, 2000.....................       345             $35.04
                                                      ===             ======

    Options and warrants to purchase 1 million, 1 million and 313 million shares of WorldCom Common Stock were outstanding as of December 31, 1998, 1999 and 2000, respectively, with an exercise price in excess of the respective year end closing market price for WorldCom Common Stock.

    The following table summarizes information about the shares outstanding at December 31, 2000:

                              OPTIONS AND WARRANTS OUTSTANDING          OPTIONS AND WARRANTS EXERCISABLE
                        ---------------------------------------------   --------------------------------
      RANGE OF             NUMBER        REMAINING       WEIGHTED-          NUMBER          WEIGHTED-
      EXERCISE           OUTSTANDING    CONTRACTUAL       AVERAGE        OUTSTANDING         AVERAGE
       PRICES           (IN MILLIONS)   LIFE (YEARS)   EXERCISE PRICE   (IN MILLIONS)    EXERCISE PRICE
---------------------   -------------   ------------   --------------   --------------   ---------------
        $ 0.01-17.34          67            4.3            $12.85              64             $12.89
         17.35-34.68          62            6.5             22.57              33              42.61
         34.69-52.03         215            7.9             45.40              35              46.48
         52.04-86.71           1            6.3             58.28               1              58.81
                             ---                                             ----
                             345                                              133
                             ===                                             ====

    SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(11) EMPLOYEE BENEFIT PLANS-- (CONTINUED) grant date for awards. Applying SFAS No. 123 would result in pro forma net income (loss) and earnings (loss) per share ("EPS") amounts as follows (in millions, except share data):

                                                                         1998       1999       2000
                                                                       --------   --------   --------
Net income (loss) before cumulative effect of
  accounting change and extraordinary items............  As reported   $(2,602)   $ 3,941     $4,173
                                                         Pro forma      (2,712)     3,442      3,409
Basic EPS..............................................  As reported     (1.35)      1.40       1.46
                                                         Pro forma       (1.40)      1.22       1.19
Diluted EPS............................................  As reported     (1.35)      1.35       1.43
                                                         Pro forma       (1.40)      1.18       1.17

    The fair value of each option is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grant:

                                                        WEIGHTED-
                         EXPECTED      RISK-FREE     AVERAGE GRANT-
    DATE GRANTED        VOLATILITY   INTEREST RATE   DATE FAIR VALUE
---------------------   ----------   -------------   ---------------
        1998               23.7%         5.6%            $ 6.68
        1999               26.8%         5.2%            $14.91
        2000               30.2%         6.3%            $16.79

    Additionally, for all options, a 15% forfeiture rate was assumed with an expected life of 5 years and no dividend yield.

    Because the SFAS No. 123 method of accounting has been applied only to grants after December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

401(K) PLANS:

    The Company and its subsidiaries offer its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $10,500. The Company matches individual employee contributions in selected plans, up to a maximum level which in no case exceeds 6% of the employee's compensation. Expenses recorded by the Company relating to its 401(k) plans were $26 million, $108 million and $112 million for the years ended December 31, 1998, 1999 and 2000, respectively.

(12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--

    WorldCom maintains a noncontributory defined benefit pension plan (the "MCI Plan") and a supplemental pension plan (the "Supplemental Plan") and WorldCom International Data Services, Inc., a subsidiary of MCI, has a defined benefit pension plan. Collectively, these plans cover substantially all MCI employees who became WorldCom employees as a result of the MCI Merger and who work
1,000 hours or more in a year. Effective January 1, 1999, no future compensation credits are earned by participants of the MCI Plan.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--  (CONTINUED)
    Annual service cost is determined using the Projected Unit Credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of employees. As of December 31, 1999 and 2000, the fair value of MCI Plan assets exceeds the MCI Plan accumulated benefit obligation by $51 million and $42 million, respectively. There is no additional minimum pension liability required to be recognized.

    Additionally, Embratel sponsors a contributory defined benefit pension plan and a post-retirement benefit plan. Annual service cost is determined using the projected unit credit actuarial method. Approximately 95% of Embratel's full-time employees are covered by these plans. The defined benefit pension plan has a fair value of assets in excess of accumulated benefit obligation of $13 million and $3 million at December 31, 1999 and 2000, respectively. There is no additional minimum pension liability to be recognized.

    Embratel health care cost trend rates were projected at annual rates excluding inflation ranging from 5.74% in 2000 to 2.70% in 2048. The effect of a one percentage point increase in the assumed health care cost trend rates would increase the Embratel accumulated post-retirement benefit obligation at December 31, 2000 by $16 million and the aggregate service and interest cost components by $2 million on an annual basis. The effect of a one percentage point decrease in the assumed health care cost trend rate would reduce the accumulated post-retirement benefit obligation by $13 million and reduce the total service and interest cost component by $1 million.

    In April 1999, the Company completed the sale of MCI Systemhouse Corp. and SHL Systemhouse Co. (collectively "SHL") to Electronic Data Systems Corporation, or EDS, for $1.6 billion resulting in a settlement gain of $24 million and benefit payments of $80 million.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--  (CONTINUED)
    The following table sets forth information for the MCI pension plans and Embratel defined benefit pension and post-retirement plans' assets and obligations (in millions):

                                                                           EMBRATEL PLANS
                                                                MCI      -------------------
                                                              PENSION    PENSION     OTHER
                                                               PLANS     BENEFITS   BENEFITS
                                                              --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1, 1999.......................   $ 582      $  457     $ 132
Service cost................................................       1           1        --
Interest cost...............................................      36          17         5
Actuarial (gain) loss.......................................     (49)         46        17
Benefits paid...............................................     (89)        (25)       (3)
Foreign currency exchange...................................      --        (147)      (42)
Assumption change...........................................      (5)         --        --
                                                               -----      ------     -----
Benefit obligation at December 31, 1999.....................     476         349       109
Service cost................................................      --           1        --
Interest cost...............................................      35          37        12
Actuarial (gain) loss.......................................       8          29         8
Benefits paid...............................................     (59)        (30)       (4)
Foreign currency exchange...................................      --         (32)      (10)
Plan amendments.............................................       4          --        --
Assumption change...........................................       3          --        --
                                                               -----      ------     -----
Benefit obligation at December 31, 2000.....................   $ 467      $  354     $ 115
                                                               =====      ======     =====

CHANGE IN PLAN ASSETS
Fair value at January 1, 1999...............................   $ 581      $  152     $  39
Actual return on plan assets................................      71          79         5
Employer contributions......................................      --           1        --
Employee contributions......................................      --           1        --
Foreign currency exchange...................................      --         (42)      (12)
Benefits paid...............................................     (87)        (25)       (3)
Effect of settlement/transfers..............................      --         195        --
                                                               -----      ------     -----
Fair value of assets at December 31, 1999...................   $ 565      $  361     $  29
                                                               =====      ======     =====
Actual return on plan assets................................      36          57         5
Foreign currency exchange...................................      --         (31)       (2)
Benefits paid...............................................     (59)        (30)       (4)
                                                               -----      ------     -----
Fair value of assets at December 31, 2000...................   $ 542      $  357     $  28
                                                               =====      ======     =====

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--  (CONTINUED)

                                                                           EMBRATEL PLANS
                                                                MCI      -------------------
                                                              PENSION    PENSION     OTHER
                                                               PLANS     BENEFITS   BENEFITS
                                                              --------   --------   --------
AS OF DECEMBER 31, 2000:
Funded status...............................................   $  75      $    3     $ (87)
Unrecognized net actuarial (gain) loss......................    (102)        (60)       44
Unamortized prior service cost..............................       7          --        --
Unrecognized transition liability...........................      --           2        --
                                                               -----      ------     -----
Accrued benefit cost........................................   $ (20)     $  (55)    $ (43)
                                                               =====      ======     =====
Weighted average actuarial assumptions:
Discount rate...............................................   7.50%       6.00%     6.00%
Expected return on plan assets..............................   9.00%       9.00%     9.00%
Rate of compensation increase...............................     N/A         N/A       N/A

AS OF DECEMBER 31, 1999:
Funded status...............................................   $  89      $   12     $ (80)
Unrecognized net actuarial gain.............................    (136)        (89)       42
Unamortized prior service cost..............................       4          --        --
Unrecognized transition liability...........................      --           3        --
                                                               -----      ------     -----
Accrued benefit cost........................................   $ (43)     $  (74)    $ (38)
                                                               =====      ======     =====
Weighted average actuarial assumptions:
Discount rate...............................................   8.00%       6.00%     6.00%
Expected return on plan assets..............................   8.75%       9.00%       N/A
Rate of compensation increase...............................     N/A       2.00%       N/A

    The components of the net post-retirement benefit and pension costs for the years ended December 31, 1998, 1999 and 2000 as follows (in millions):

                                     1998                         1999                               2000
                              -------------------   --------------------------------   --------------------------------
                                   EMBRATEL                          EMBRATEL                           EMBRATEL
                              -------------------     MCI      ---------------------     MCI      ---------------------
                              PENSION     OTHER     PENSION    PENSION      OTHER      PENSION    PENSION      OTHER
                              BENEFITS   BENEFITS    PLANS     BENEFITS    BENEFITS     PLANS     BENEFITS    BENEFITS
                              --------   --------   --------   --------   ----------   --------   --------   ----------
Service cost................    $ 4        $ 2        $  1       $  1     $      --      $ --       $ --     $       --
Interest cost on accumulated
  postretirement benefit
  obligation................     17          4          36         17             5        35         35             11
Expected return on plan
  assets....................    (13)        (1)        (50)       (25)           (2)      (49)       (46)            (4)
Amortization of transition
  obligation................      7         --          --         (2)           --        --         --             --
Amortization of net loss
  (gain)....................     (1)         1          (4)        --             1       (10)        (2)             2
                                ---        ---        ----       ----     ----------     ----       ----     ----------
Net periodic post-retirement
  benefit cost..............    $14        $ 6        $(17)      $ (9)    $       4      $(24)      $(13)    $        9
                                ===        ===        ====       ====     ==========     ====       ====     ==========

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--  (CONTINUED)
    During 1998 Embratel created a new defined contribution plan (the "New Plan") which was approved by the Brazilian government. Effective November 19, 1998, all newly hired employees of Embratel automatically enter the New Plan and entry into the then existing Embratel pension and post-retirement plans was frozen. Existing Embratel employees were given the option to migrate from the existing defined benefit pension and post-retirement benefit plans to the New Plan. The option expired on December 31, 1998 and the New Plan was effective on January 1, 1999. The New Plan provides an employer match on employee contributions based on certain limits, transfer of the defined benefit account balance, employee directed investment, and a lump sum payment from the post-retirement plan, which can be used to assist with medical coverage in the future. Any employees not electing to migrate to the New Plan will remain in the existing plans and will not have a future opportunity to move to the New Plan.

(13) INCOME TAXES--

    The provision for income taxes is composed of the following (in millions):

                                                         1998       1999       2000
                                                       --------   --------   --------
Current..............................................    $ 92      $   62     $1,376
Deferred.............................................     785       2,903      1,649
                                                         ----      ------     ------
Total provision for income taxes.....................    $877      $2,965     $3,025
                                                         ====      ======     ======

    The following is a reconciliation of the provision for income taxes to the expected amounts using the statutory rate:

                                                        1998        1999        2000
                                                      --------    --------    --------
Expected statutory amount...........................   (35.0)%      35.0%       35.0%
Nondeductible amortization of excess of cost over
  net tangible assets acquired......................    11.2         5.2         5.0
State income taxes..................................    (2.6)        2.5         2.6
Charge for in-process research and development......    83.5          --          --
Valuation allowance.................................      --        (1.5)         --
Other...............................................    (1.9)        0.2        (2.6)
                                                       -----        ----        ----
Actual tax provision................................    55.2%       41.4%       40.0%
                                                       =====        ====        ====

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(13) INCOME TAXES--  (CONTINUED)
    The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 (in millions):

                                                                    1999                     2000
                                                           ----------------------   ----------------------
                                                            ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                           --------   -----------   --------   -----------
Fixed assets.............................................   $   --      $(3,167)     $   --      $(4,779)
Goodwill and other intangibles...........................       --          (68)         --         (122)
Investments..............................................       90           --         363           --
Line installation costs..................................       --         (400)         --         (264)
Accrued liabilities......................................      273           --         643           --
NOL carryforwards........................................      926           --         517           --
Tax credits..............................................      220           --         760           --
Other....................................................       --         (135)         --         (366)
                                                            ------      -------      ------      -------
                                                             1,509       (3,770)      2,283       (5,531)
Valuation allowance......................................      (51)          --        (191)          --
                                                            ------      -------      ------      -------
                                                            $1,458      $(3,770)     $2,092      $(5,531)
                                                            ======      =======      ======      =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss ("NOL") carryforwards.

    At December 31, 2000, the Company had unused NOL carryforwards for federal income tax purposes of approximately $900 million which expire in various amounts during the years 2011 through 2018. These NOL carryforwards together with state and other NOL carryforwards within the United States result in a deferred tax asset of approximately $326 million at December 31, 2000.

    A valuation allowance of $109 million was reversed during 1999 as a result of a change in tax regulations and recorded as a reduction in goodwill.

    In addition, at December 31, 2000 the Company has unused NOL carryforwards of $458 million outside the United States which generally do not expire. These carryforwards result in a $191 million deferred tax asset for which a valuation allowance has been established.

    Approximately $358 million of the Company's deferred tax assets are related to preacquisition NOL carryforwards attributable to entities acquired in transactions accounted for as purchases. If subsequent events or conditions dictate an increase in the need for a valuation allowance attributable to such deferred tax assets, the income tax expense for that period will be increased accordingly.

(14) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--

    Interest paid by the Company during the years ended December 31, 1998, 1999 and 2000 amounted to $543 million, $1.3 billion and $1.1 billion, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1998, 1999 and 2000 were $38 million, $106 million and $452 million, respectively.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(14) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--  (CONTINUED)
    In conjunction with business combinations during the years ended December 31, 1998, 1999 and 2000, assets acquired, liabilities assumed and common stock issued were as follows (in millions):

                                                        1998       1999       2000
                                                      --------   --------   --------
Fair value of assets acquired.......................  $ 21,913    $   62      $ --
Goodwill and other intangible assets................    37,104     2,231        43
Liabilities assumed.................................   (22,476)     (987)      (29)
Common stock issued.................................   (33,141)     (228)       --
                                                      --------    ------      ----
Net cash paid.......................................  $  3,400    $1,078      $ 14
                                                      ========    ======      ====

(15) SEGMENT AND GEOGRAPHIC INFORMATION--

    Based on its organizational structure, the Company operates in nine reportable segments: Commercial voice and data, Internet, International operations, Embratel, Consumer, Wholesale, Alternative channels and small business, Dial-up Internet and Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. The Commercial voice and data segment includes voice, data and other types of domestic communications services for commercial customers. The Internet segment provides Internet services including dedicated access and web and application hosting services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region. Embratel provides communications services in Brazil. Consumer includes domestic voice communications services for consumer customers. Wholesale includes voice and data domestic communications services for wholesale customers. Alternative channels and small business includes domestic long distance voice and data, agents, prepaid calling cards and paging services provided to alternative wholesale and small business customers. Dial-up Internet includes dial-up Internet access services. Other includes primarily the operations of SHL and other non-communications services. In April 1999, SHL was sold to EDS.

    The Company's chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing the Company's fiber optic networks, which do not make a distinction between the types of services. Profit and loss information is reported only on a consolidated basis to the chief operating decision-maker and the Company's Board of Directors.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(15) SEGMENT AND GEOGRAPHIC INFORMATION--  (CONTINUED)
    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows (in millions):

                                            REVENUES                   SELLING, GENERAL AND
                                         FROM EXTERNAL                    ADMINISTRATIVE                      CAPITAL
                                           CUSTOMERS                         EXPENSES                       EXPENDITURES
                                 ------------------------------   ------------------------------   ------------------------------
                                   1998       1999       2000       1998       1999       2000       1998       1999       2000
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Voice and data.................  $ 6,066    $13,263    $14,443     $1,212     $2,170    $ 2,588     $2,796     $4,186    $ 5,643
Internet.......................      897      1,554      2,466        224        485        612        613      1,346      2,133
International operations.......    1,090      1,624      2,368        348        774      1,117      1,078      1,494      1,592
Consumer.......................    2,204      7,590      7,782        904      3,275      2,807        139        235        146
Wholesale......................    2,896      3,943      3,388        581        620        522        263        192         94
Alternative channels and small
  business.....................    1,706      3,142      3,541        665        808      1,015         94        182         75
Dial-up Internet...............    1,002      1,497      1,628        291        368        426         98        178        185
Corporate--Sprint merger costs
  and other charges............       --         --         --         --         --        778         --         --         --
SAB 101, other.................      574        523        (37)       170        170         33         36         10        762
Elimination of intergroup
  expenses.....................       --         --         --        (90)      (331)      (254)        --         --         --
                                 -------    -------    -------     ------     ------    -------     ------     ------    -------
  Total before Embratel........   16,435     33,136     35,579      4,305      8,339      9,644      5,117      7,823     10,630
Embratel.......................    1,182      2,854      3,665        258        610        980        369        893        854
Elimination of intersegment
  revenue/expenses.............       --        (82)      (154)        --        (14)       (27)        --         --         --
                                 -------    -------    -------     ------     ------    -------     ------     ------    -------
  Total........................  $17,617    $35,908    $39,090     $4,563     $8,935    $10,597     $5,486     $8,716    $11,484
                                 =======    =======    =======     ======     ======    =======     ======     ======    =======

    The following is a reconciliation of the segment information to income
(loss) before income taxes, minority interests, cumulative effect of accounting change and extraordinary items (in millions):

                                                     1998       1999       2000
                                                   --------   --------   --------
Revenues.........................................  $17,617    $35,908    $39,090
Operating expenses...............................   18,559     28,020     30,937
                                                   -------    -------    -------
Operating income (loss)..........................     (942)     7,888      8,153
Other income (expense):
  Interest expense...............................     (692)      (966)      (970)
  Miscellaneous..................................       44        242        385
                                                   -------    -------    -------
Income (loss) before income taxes, minority
  interests, cumulative effect of accounting
  change and extraordinary items.................  $(1,590)   $ 7,164    $ 7,568
                                                   =======    =======    =======

    Information about the Company's operations by geographic areas are as follows (in millions):

                                                     1998                    1999                    2000
                                             ---------------------   ---------------------   ---------------------
                                                        LONG-LIVED              LONG-LIVED              LONG-LIVED
                                             REVENUES     ASSETS     REVENUES     ASSETS     REVENUES     ASSETS
                                             --------   ----------   --------   ----------   --------   ----------
United States..............................  $14,713      $17,954    $30,721      $21,965    $32,177      $29,816
Brazil.....................................    1,182        5,049      2,772        4,017      3,511        4,008
All other international....................    1,722        1,565      2,415        2,636      3,402        3,599
                                             -------      -------    -------      -------    -------      -------
Total......................................  $17,617      $24,568    $35,908      $28,618    $39,090      $37,423
                                             =======      =======    =======      =======    =======      =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(16) TRACKING STOCK PROPOSAL--

    On November 1, 2000, WorldCom announced a realignment of its businesses with the distinct customer bases they serve. While WorldCom, Inc. will remain the name of the company, it will create two separately traded tracking stocks:

    - WorldCom group stock is intended to reflect the performance of WorldCom's data, Internet, international and commercial voice businesses and is expected to be quoted on The Nasdaq National Market under the trading symbol "WCOM", and

    - MCI group stock is intended to reflect the performance of WorldCom's consumer, small business, wholesale long distance, wireless messaging and dial-up Internet access businesses and is expected to be quoted on The Nasdaq National Market under the trading symbol "MCIT".

    A tracking stock is a separate class of a company's common stock intended to provide a return to investors based upon the financial performance of a distinct business unit of the company, sometimes referred to as the targeted business. These targeted businesses are collections of businesses that WorldCom has grouped together in order for WorldCom to issue WorldCom group stock and MCI group stock. The ownership of the targeted business does not change, and while each of the classes of stock trade separately, all shareholders are common shareholders of a single company, WorldCom, and will be subject to all risks of an investment in WorldCom as a whole.

    Under the plan, which must be approved by WorldCom's shareholders, WorldCom will amend its articles of incorporation to effect a recapitalization that will replace WorldCom's existing common stock with two new series of WorldCom common stock that are intended to reflect, or track, the performance of the businesses attributed to WorldCom group and MCI group. WorldCom expects to hold its shareholder meeting to vote on the recapitalization in the first half of 2001, and to effect the recapitalization shortly after WorldCom receives the necessary shareholder approval. No regulatory approvals are expected to be required.

    If WorldCom shareholders approve the recapitalization, each share of WorldCom's existing common stock will be changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock. After the recapitalization, a common shareholder's ownership in WorldCom will then be represented by two stocks: WorldCom group stock and MCI group stock.

    WorldCom intends to initially pay a quarterly dividend of approximately $75 million ($300 million per year) on the MCI group stock. MCI group will initially be allocated notional debt of $6 billion and the remaining Company debt will be allocated on a notional basis to WorldCom group. WorldCom will report separate financial results for WorldCom group and MCI group in addition to the consolidated Company results.

    Voting rights of the holders of WorldCom group and MCI group stock will be prorated based on the relative market values of WorldCom group stock and MCI group stock. The Company will conduct shareholder meetings that encompass all holders of voting stock. WorldCom group and MCI group shareholders will vote together as a single class on all matters brought to a vote of shareholders, including the election of the Company's directors.

    The Company's Board of Directors may at any time convert each outstanding share of MCI group stock into shares of WorldCom group stock at 110% of the relative trading value of MCI group stock

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(16) TRACKING STOCK PROPOSAL-- (CONTINUED) for the 20 days prior to the announcement of the conversion. No premium will be paid on a conversion that occurs three years after the issuance of MCI group stock.

    If all or substantially all of the WorldCom group or MCI group assets are sold, either: (i) the relevant shareholders will receive a distribution equal to the fair value of the net proceeds of the sale, either by special dividend or by redemption of shares; or (ii) each outstanding share of MCI group stock will be converted into shares of WorldCom group stock at 110% or 100% of the relative trading value of MCI group stock for a 10 trading day period following the sale.

(17) UNAUDITED QUARTERLY FINANCIAL DATA--

                                                                        QUARTER ENDED
                                    -------------------------------------------------------------------------------------
                                         MARCH 31,             JUNE 30,            SEPTEMBER 30,         DECEMBER 31,
                                    -------------------   -------------------   -------------------   -------------------
                                      1999       2000       1999       2000       1999       2000       1999       2000
                                    --------   --------   --------   --------   --------   --------   --------   --------
                                                                        (IN MILLIONS)
REVENUES:
  Previously reported.............   $9,122     $9,978     $9,065    $10,193    $ 9,308    $10,303     $9,625     $9,855
  Revenue reclassifications.......     (305)      (359)      (292)      (376)      (312)      (256)      (303)      (211)
  SAB 101.........................       --         (7)        --        (10)        --        (10)        --        (10)
                                     ------     ------     ------    -------    -------    -------     ------     ------
  Revenues, as reported...........    8,817      9,612      8,773      9,807      8,996     10,037      9,322      9,634

OPERATING INCOME:
  Previously reported.............    1,510      2,440      1,782      2,413      2,199      1,874      2,397      1,496
  SAB 101.........................       --        (16)        --        (26)        --        (22)        --         (6)
                                     ------     ------     ------    -------    -------    -------     ------     ------
  Operating income, as reported...    1,510      2,424      1,782      2,387      2,199      1,852      2,397      1,490

INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE AND
 EXTRAORDINARY ITEMS:
  Previously reported.............      729      1,301        884      1,291      1,097        967      1,303        732
  SAB 101.........................       --        (13)        --        (18)        --        (16)        --         (6)
                                     ------     ------     ------    -------    -------    -------     ------     ------
  As reported.....................      729      1,288        884      1,273      1,097        951      1,303        726

NET INCOME:
  Previously reported.............      729      1,301        884      1,291      1,097        967      1,303        732
  SAB 101.........................       --        (98)        --        (18)        --        (16)        --         (6)
                                     ------     ------     ------    -------    -------    -------     ------     ------
  Net income, as reported.........      729      1,203        884      1,273      1,097        951      1,303        726

Distributions on subsidiary trust
  and other mandatorily redeemable
  preferred securities and
  preferred dividend
  requirement.....................       18         17         18         16         18         16         18         16

INCOME PER SHARE BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE
 AND EXTRAORDINARY ITEMS:
  Basic--
  Previously reported.............     0.25       0.45       0.31       0.45       0.38       0.33       0.45       0.25
  SAB 101.........................       --         --         --      (0.01)        --         --         --         --
  As reported.....................     0.25       0.45       0.31       0.44       0.38       0.33       0.45       0.25

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(17) UNAUDITED QUARTERLY FINANCIAL DATA--  (CONTINUED)

                                                                        QUARTER ENDED
                                    -------------------------------------------------------------------------------------
                                         MARCH 31,             JUNE 30,            SEPTEMBER 30,         DECEMBER 31,
                                    -------------------   -------------------   -------------------   -------------------
                                      1999       2000       1999       2000       1999       2000       1999       2000
                                    --------   --------   --------   --------   --------   --------   --------   --------
                                                                        (IN MILLIONS)
  Diluted--
  Previously reported.............     0.24       0.44       0.30       0.44       0.37       0.33       0.44       0.25
  SAB 101.........................       --         --         --      (0.01)        --      (0.01)        --         --
  As reported.....................     0.24       0.44       0.30       0.43       0.37       0.32       0.44       0.25

See Note 1 for additional information related to the Company's revenue reclassifications and adoption of SAB 101.

    Results for the quarter ended June 30, 2000 include a pre-tax charge of $93 million associated with the termination of the Sprint Corporation merger agreement, including regulatory, legal, accounting and investment banking fees and other costs, and results for the quarter ended September 30, 2000 include a $685 million pre-tax charge associated with specific domestic and international wholesale accounts that were no longer deemed collectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000.

(18) RELATED PARTY TRANSACTIONS--

    Since September 2000, the Company agreed to loan up to $100 million to Bernard J. Ebbers, the Company's President and Chief Executive Officer. The loans are payable on demand and bear interest at a floating rate equal to that under the Company's existing 364-day credit facility. As of March 30, 2001, the aggregate amount of indebtedness of Mr. Ebbers to the Company was $84.6 million, including accrued interest; the interest rate was 5.33% per annum as of that date.

    During that period, the Company also agreed to guarantee up to an aggregate of (1) $150 million principal amount of indebtedness, together with any related interest, owed from time to time by Mr. Ebbers to Bank of America, N.A. (the "Lender"); (2) all Additional Payments as referred to below, plus (3) all costs, including reasonable attorneys' fees, of collecting or enforcing the guaranty. The term "Additional Payments" means the following amounts otherwise payable to the Lender by Mr. Ebbers or certain companies controlled by him: (1) $36 million due and payable on June 30, 2001, unless an approximately $45.6 million letter of credit used to support financing to an unrelated third party (the "Letter of Credit") is cancelled and the Lender is reimbursed for all draws thereunder other than as a result of the liquidation of collateral by the Lender; (2) $25 million due and payable on September 30, 2001; (3) any amounts subject to a margin call with respect to certain margin debt (the "Margin Debt") which are due and payable on the following business day; (4) additional amounts depending upon the price at which WorldCom Common Stock closes; and (5) all of the Margin Debt (including interest, principal, fees and expenses) is due and payable on the business day following the first day on which WorldCom Common Stock closes at $10 per share or less, together with a cash payment or equivalent sufficient to fully collateralize the Letter of Credit.

    As of March 30, 2001, the Margin Debt aggregated approximately $183.7 million, including accrued interest, pursuant to various loans which become due and payable on or before January 31, 2002. The loans are secured by the pledge of approximately 11.3 million shares of WorldCom Common

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(18) RELATED PARTY TRANSACTIONS--  (CONTINUED)
Stock owned by Mr. Ebbers. The obligations of Mr. Ebbers to the Lender, including the Additional Payments, become due and payable upon an event of default under the agreements between Mr. Ebbers and the Lender, which includes, among other things, Mr. Ebbers ceasing to be the President and Chief Executive Officer of the Company or any materially adverse change in his compensation package from the Company. As of March 30, 2001, no demand under the guaranty had been made on the Company.

    Mr. Ebbers has used, or plans to use, the proceeds of the loans from the Company to repay certain indebtedness under margin loans secured by shares of WorldCom Common Stock owned by him and the loans guaranteed by the Company are also secured by such stock and the proceeds of such loans were used for private business purposes. The loans and guaranty by the Company were made following a determination that they were in the best interests of the Company and its shareholders in order to avoid additional forced sales of Mr. Ebbers' stock in the Company. The determination was made by the Company's Compensation and Stock Option Committee as a result of the pressure on the Company's stock price, margin calls faced by Mr. Ebbers and other considerations. Such actions were ratified and approved by the Company's Board of Directors.

    In connection with the transactions described above, and subject to certain limitations, and effective upon termination of restrictions under existing lending agreements, Mr. Ebbers pledged to the Company the shares of WorldCom Common Stock owned by him with respect to his obligations under the loans and guaranty from the Company. The pledge is subordinated to obligations to the Lender and is not perfected.

(19) CONSOLIDATING INFORMATION--

    After shareholder approval of the recapitalization, the Company intends to separate for financial reporting purposes WorldCom group and MCI group. Below is the consolidating financial information of WorldCom group and MCI group. The financial information reflects the businesses attributed to WorldCom group and MCI group including the allocation of revenues and expenses between WorldCom group and MCI group in accordance with our allocation policies. See Note 1 to the WorldCom group's and MCI group's combined financial statements for a detailed description of the tracking stock policy statement and intergroup allocation policies.

    The attribution of the assets, liabilities, equity, revenues and expense for each group, as reflected in the Company's consolidated financial statements, is primarily based on specific identification of the businesses included in each group, which are consolidated in accordance with GAAP in the consolidated financial statements of the Company. Where specific identification was impractical, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the assets, liabilities, equity, revenues and expenses attributable to each group. The Company's shared corporate services and related balance sheet amounts (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) have been attributed to WorldCom group or MCI group based upon identification of such services specifically benefiting each group. Where determinations based on specific usage alone are impractical, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to each group. Management believes that the allocation methods developed will be comparable to the expected future allocation methods.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
    The Company's Board of Directors or any special committee appointed by the Board of Directors may, without shareholder approval, change the polices set forth in the Company's policy statement, including any resolution implementing the provisions of the Company's policy statement. WorldCom's Board of Directors or any special committee appointed by the Board of Directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in the Company's policy statement in connection with particular facts and circumstances, all as its Board of Directors or any special committee appointed by the Board of Directors may determine to be in the best interests of the Company as a whole. Any such change, adoption or exception shall be final, binding and conclusive unless otherwise determined by the Board of Directors or any special committee appointed by the Board of Directors.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                            (UNAUDITED. IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31, 1998
                                                       ---------------------------------------------
                                                       WORLDCOM     MCI
                                                        GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                       --------   --------   ------------   --------
Revenues.............................................  $ 9,809     $7,808       $   --      $17,617
                                                       -------     ------       ------      -------
Operating expenses:
  Line costs:
    Attributed costs.................................    4,781      3,201           --        7,982
    Intergroup allocated expenses....................       20        118         (138)          --
  Selling, general and administrative:
    Attributed costs.................................    1,395      1,641        1,527        4,563
    Shared corporate services........................      817        710       (1,527)          --
    Other intergroup allocated expenses..............       --         90          (90)          --
  Depreciation and amortization:
    Attributed costs.................................    1,952        337           --        2,289
    Intergroup allocated expenses....................     (208)       (20)         228           --
  In-process research and development and other
    charges..........................................    2,474      1,251           --        3,725
                                                       -------     ------       ------      -------
Total................................................   11,231      7,328           --       18,559
                                                       -------     ------       ------      -------
Operating income (loss)..............................   (1,422)       480           --         (942)
Interest expense.....................................     (180)      (512)          --         (692)
Miscellaneous income.................................       44         --           --           44
                                                       -------     ------       ------      -------
Loss before income taxes, minority interests,
  cumulative effect of accounting change and
  extraordinary items................................   (1,558)       (32)          --       (1,590)
Provision for income taxes...........................      409        468           --          877
                                                       -------     ------       ------      -------
Loss before minority interests, cumulative effect of
  accounting change and extraordinary items..........   (1,967)      (500)          --       (2,467)
Minority interests...................................      (93)        --           --          (93)
                                                       -------     ------       ------      -------
Loss before cumulative effect of accounting change
  and extraordinary items............................   (2,060)      (500)          --       (2,560)
Cumulative effect of accounting change...............       --        (36)          --          (36)
Extraordinary items..................................     (129)        --           --         (129)
                                                       -------     ------       ------      -------
Loss before distributions on subsidiary trust and
  other mandatorily redeemable preferred securities
  and preferred dividend requirements................   (2,189)      (536)          --       (2,725)
Distributions on subsidiary trust mandatorily
  redeemable preferred securities....................       18         --           --           18
Preferred dividend requirements......................       24         --           --           24
                                                       -------     ------       ------      -------
Net loss.............................................  $(2,231)    $ (536)      $   --      $(2,767)
                                                       =======     ======       ======      =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                            (UNAUDITED. IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31, 1998
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Cash flows from operating activities:
  Net loss..........................................  $(2,189)   $  (536)    $      --     $(2,725)
  Adjustments to reconcile net loss to net cash
    provided by operating activities................    4,723      2,184            --       6,907
                                                      -------    -------     ---------     -------
    Net cash provided by operating activities.......    2,534      1,648            --       4,182
                                                      -------    -------     ---------     -------

Cash flows from investing activities:
  Capital expenditures..............................   (4,523)      (594)           --      (5,117)
  Capital expenditures, Embratel and undersea
    cables..........................................     (369)        --            --        (369)
  Acquisitions and related costs....................   (1,811)    (1,589)           --      (3,400)
  Other investing activities, net...................     (603)        (9)           --        (612)
                                                      -------    -------     ---------     -------
    Net cash used in investing activities...........   (7,306)    (2,192)           --      (9,498)
                                                      -------    -------     ---------     -------
Cash flows from financing activities:
  Principal borrowings on debt, net.................    6,390         --            --       6,390
  Attributed stock activity of WorldCom, Inc........      472         --            --         472
  Distributions on subsidiary trust mandatorily
    redeemable preferred securities.................      (18)        --            --         (18)
  Dividends paid on preferred stock.................      (24)        --            --         (24)
  Intergroup advances, net..........................     (551)       551            --          --
Other...............................................       48         --            --          48
                                                      -------    -------     ---------     -------
    Net cash provided by financing activities.......    6,317        551            --       6,868
                                                      -------    -------     ---------     -------
Net increase in cash and cash equivalents...........    1,545          7            --       1,552
Cash and cash equivalents beginning of period.......      158         17            --         175
                                                      -------    -------     ---------     -------
Cash and cash equivalents end of period.............  $ 1,703    $    24     $      --     $ 1,727
                                                      =======    =======     =========     =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                                 (IN MILLIONS)

                                                                  AT DECEMBER 31, 1999
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Current assets......................................  $ 9,037    $ 2,263       $(976)      $10,324
Property and equipment, net.........................   26,227      2,391          --        28,618
Goodwill and other intangibles......................   37,252     10,056          --        47,308
Other assets........................................    4,717        105          --         4,822
                                                      -------    -------       -----       -------
  Total assets......................................  $77,233    $14,815       $(976)      $91,072
                                                      =======    =======       =====       =======

Current liabilities.................................  $12,694    $ 5,491       $(976)      $17,209
Long-term debt......................................    7,128      6,000          --        13,128
Noncurrent liabilities..............................    5,276        824          --         6,100
Minority interests..................................    2,599         --          --         2,599
Company obligated mandatorily redeemable preferred
  securities........................................      798         --          --           798
Shareholders' investment............................   48,738      2,500          --        51,238
                                                      -------    -------       -----       -------

  Total liabilities and shareholders' investment....  $77,233    $14,815       $(976)      $91,072
                                                      =======    =======       =====       =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31, 1999
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Revenues............................................  $19,736    $16,172       $   --      $35,908
                                                      -------    -------       ------      -------
Operating expenses:
  Line costs:
    Attributed costs................................    7,841      6,898           --       14,739
    Intergroup allocated expenses...................       64        189         (253)          --
  Selling, general and administrative:
    Attributed costs................................    2,594      3,113        3,228        8,935
    Shared corporate services.......................    1,601      1,627       (3,228)          --
    Other intergroup allocated expenses.............       --        331         (331)          --
  Depreciation and amortization:
    Attributed costs................................    3,533        821           --        4,354
    Intergroup allocated expenses...................     (520)       (64)         584           --
  In-process research and development and other
    charges.........................................       (8)        --           --           (8)
                                                      -------    -------       ------      -------
Total...............................................   15,105     12,915           --       28,020
                                                      -------    -------       ------      -------
Operating income....................................    4,631      3,257           --        7,888
Interest expense....................................     (460)      (506)          --         (966)
Miscellaneous income................................      237          5           --          242
                                                      -------    -------       ------      -------
Income before income taxes and minority interests...    4,408      2,756           --        7,164
Provision for income taxes..........................    1,856      1,109           --        2,965
                                                      -------    -------       ------      -------
Income before minority interests....................    2,552      1,647           --        4,199
Minority interests..................................     (186)        --           --         (186)
                                                      -------    -------       ------      -------
Net income before distributions on subsidiary trust
  and other mandatorily redeemable preferred
  securities and preferred dividend requirements....    2,366      1,647           --        4,013
Distributions on subsidiary trust mandatorily
  redeemable preferred securities...................       63         --           --           63
Preferred dividend requirements.....................        9         --           --            9
                                                      -------    -------       ------      -------
Net income..........................................  $ 2,294    $ 1,647       $   --      $ 3,941
                                                      =======    =======       ======      =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31, 1999
                                                       ---------------------------------------------
                                                       WORLDCOM     MCI
                                                        GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                       --------   --------   ------------   --------
Cash flows from operating activities:
Net income...........................................   $2,366     $1,647     $      --      $4,013
Adjustments to reconcile net income to net cash
  provided by operating activities...................    4,986      2,006            --       6,992
                                                        ------     ------     ---------      ------
    Net cash provided by operating activities........    7,352      3,653            --      11,005
                                                        ------     ------     ---------      ------

Cash flows from investing activities:
Capital expenditures.................................   (7,036)      (787)           --      (7,823)
Capital expenditures, Embratel and undersea cables...     (893)        --            --        (893)
Acquisitions and related costs.......................     (786)      (292)           --      (1,078)
Proceeds from sale of SHL............................    1,640         --            --       1,640
Other investing activities, net......................     (970)      (431)           --      (1,401)
                                                        ------     ------     ---------      ------
    Net cash used in investing activities............   (8,045)    (1,510)           --      (9,555)
                                                        ------     ------     ---------      ------

Cash flows from financing activities:
Principal repayments on debt, net....................   (2,894)        --            --      (2,894)
Attributed stock activity of WorldCom, Inc...........      886         --            --         886
Distributions on subsidiary trust mandatorily
  redeemable preferred securities....................      (63)        --            --         (63)
Dividends paid on preferred stock....................       (9)        --            --          (9)
Intergroup advances, net.............................    2,097     (2,097)           --          --
                                                        ------     ------     ---------      ------
    Net cash provided by (used in) financing
      activities.....................................       17     (2,097)           --      (2,080)
                                                        ------     ------     ---------      ------
Effect of exchange rates on cash.....................     (221)        --            --        (221)
                                                        ------     ------     ---------      ------
Net increase (decrease) in cash and cash
  equivalents........................................     (897)        46            --        (851)
Cash and cash equivalents beginning of period........    1,703         24            --       1,727
                                                        ------     ------     ---------      ------
Cash and cash equivalents end of period..............   $  806     $   70     $      --      $  876
                                                        ======     ======     =========      ======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                                 (IN MILLIONS)

                                                                  AT DECEMBER 31, 2000
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Current assets......................................  $ 9,068    $ 2,312      $(1,625)     $ 9,755
Property and equipment, net.........................   35,177      2,246           --       37,423
Goodwill and other intangibles......................   36,685      9,909           --       46,594
Other assets........................................    4,963        168           --        5,131
                                                      -------    -------      -------      -------
  Total assets......................................  $85,893    $14,635      $(1,625)     $98,903
                                                      =======    =======      =======      =======

Current liabilities.................................  $14,213    $ 5,085      $(1,625)     $17,673
Long-term debt......................................   11,696      6,000           --       17,696
Noncurrent liabilities..............................    3,648      1,087           --        4,735
Minority interests..................................    2,592         --           --        2,592
Company obligated mandatorily redeemable preferred
  securities........................................      798         --           --          798
Shareholders' investment............................   52,946      2,463           --       55,409
                                                      -------    -------      -------      -------

  Total liabilities and shareholders' investment....  $85,893    $14,635      $(1,625)     $98,903
                                                      =======    =======      =======      =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31, 2000
                                                      ---------------------------------------------
                                                      WORLDCOM     MCI
                                                       GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                      --------   --------   ------------   --------
Revenues............................................  $22,755    $16,335       $   --      $39,090
                                                      -------    -------       ------      -------
Operating expenses:
  Line costs:
    Attributed costs................................    8,658      6,804           --       15,462
    Intergroup allocated expenses...................       87        373         (460)          --
  Selling, general and administrative:
    Attributed costs................................    3,682      2,981        3,934       10,597
    Shared corporate services.......................    2,007      1,927       (3,934)          --
    Other intergroup allocated expenses.............       --        254         (254)          --
  Depreciation and amortization:
    Attributed costs................................    3,907        971           --        4,878
    Intergroup allocated expenses...................     (627)       (87)         714           --
                                                      -------    -------       ------      -------
Total...............................................   17,714     13,223           --       30,937
                                                      -------    -------       ------      -------
Operating income....................................    5,041      3,112           --        8,153
Interest expense....................................     (458)      (512)          --         (970)
Miscellaneous income................................      385         --           --          385
                                                      -------    -------       ------      -------
Income before income taxes, minority interests and
  cumulative effect of accounting change............    4,968      2,600           --        7,568
Provision for income taxes..........................    1,990      1,035           --        3,025
                                                      -------    -------       ------      -------
Income before minority interests and cumulative
  effect of accounting change.......................    2,978      1,565           --        4,543
Minority interests..................................     (305)        --           --         (305)
                                                      -------    -------       ------      -------
Income before cumulative effect of accounting
  change............................................    2,673      1,565           --        4,238
Cumulative effect of accounting change..............      (75)       (10)          --          (85)
                                                      -------    -------       ------      -------
Net income before distributions on subsidiary trust
  and other mandatorily redeemable preferred
  securities and preferred dividend requirements....    2,598      1,555           --        4,153
Distributions on subsidiary trust mandatorily
  redeemable preferred securities...................       64         --           --           64
Preferred dividend requirements.....................        1         --           --            1
                                                      -------    -------       ------      -------
Net income..........................................  $ 2,533    $ 1,555       $   --      $ 4,088
                                                      =======    =======       ======      =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31, 2000
                                                       ---------------------------------------------
                                                       WORLDCOM     MCI
                                                        GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                       --------   --------   ------------   --------
Cash flows from operating activities:
Net income...........................................  $ 2,598     $1,555     $      --     $  4,153
Adjustments to reconcile net income to net cash
  provided by operating activities...................    2,732        781            --        3,513
                                                       --------    ------     ---------     --------
    Net cash provided by operating activities........    5,330      2,336            --        7,666
                                                       --------    ------     ---------     --------

Cash flows from investing activities:
Capital expenditures.................................   (9,368)      (500)           --       (9,868)
Capital expenditures, Embratel and undersea cables...   (1,616)        --            --       (1,616)
Acquisitions and related costs.......................      (14)        --            --          (14)
Other investing activities, net......................   (2,614)      (273)           --       (2,887)
                                                       --------    ------     ---------     --------
    Net cash used in investing activities............  (13,612)      (773)           --      (14,385)
                                                       --------    ------     ---------     --------

Cash flows from financing activities:
Principal borrowings on debt, net....................    6,377         --            --        6,377
Attributed stock activity of WorldCom, Inc...........      585         --            --          585
Distributions on subsidiary trust mandatorily
  redeemable preferred securities....................      (64)        --            --          (64)
Dividends paid on preferred stock....................       (1)        --            --           (1)
Intergroup advances, net.............................    1,592     (1,592)           --           --
Other                                                     (274)        --            --         (274)
                                                       --------    ------     ---------     --------
    Net cash provided by (used in) financing
      activities.....................................    8,215     (1,592)           --        6,623
                                                       --------    ------     ---------     --------
Effect of exchange rates on cash.....................      (19)        --            --          (19)
                                                       --------    ------     ---------     --------
Net decrease in cash and cash equivalents............      (86)       (29)           --         (115)
Cash and cash equivalents beginning of period........      806         70            --          876
                                                       --------    ------     ---------     --------
Cash and cash equivalents end of period..............  $   720     $   41     $      --     $    761
                                                       ========    ======     =========     ========

                                 WORLDCOM, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT    CHARGED TO       FROM        DEDUCTIONS
                                     BEGINNING OF   COSTS AND      PURCHASE     AND ACCOUNTS    BALANCE AT
           DESCRIPTIONS                 PERIOD       EXPENSES    TRANSACTIONS   WRITTEN OFF    END OF PERIOD
           ------------              ------------   ----------   ------------   ------------   -------------
Allowance for doubtful accounts (in
  millions):

Accounts Receivable
    2000...........................     $1,122        $1,865        $   --         $1,455         $1,532
    1999...........................        920           951            19            768          1,122
    1998...........................        223           395           581            279            920

                                 EXHIBIT INDEX

        2.1*            Agreement and Plan of Merger between WorldCom, Wildcat
                        Acquisition Corp. and Intermedia Communications, Inc. dated as of September 1, 2000 (filed as Annex A to the Proxy
                        Statement/Prospectus included in WorldCom's Registration
                        Statement on Form S-4, Registration No. 333-48012 and
                        incorporated herein by reference)

        3.1             Second Amended and Restated Articles of Incorporation of
                        WorldCom (including preferred stock designations), as
                        amended as of May 1, 2000 (incorporated herein by reference to Exhibit 4.1 of WorldCom's Quarterly Report on Form 10-Q
                        dated March 31, 2000 (File No. 0-11258)

        3.2             Restated Bylaws of WorldCom (incorporated by reference to
                        Exhibit 3.2 to WorldCom's Current Report on Form 8-K dated
                        September 14, 1998) (filed September 29, 1998)) (File No.
                        0-11258)

        4.1             Rights Agreement dated as of August 25, 1996, between
                        WorldCom and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value
                        $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred Stock Purchase
                        Rights as Exhibit C (incorporated herein by reference to
                        Exhibit 4 to WorldCom's Current Report on Form 8-K dated
                        August 26, 1996 filed by WorldCom with the Securities and
                        Exchange Commission on August 26, 1996 (as amended on Form
                        8-K/A filed on August 31, 1996) (File No. 0-11258))

        4.2             Amendment No. 1 to Rights Agreement dated as of May 22,
                        1997, by and between WorldCom and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit
                        4.2 of WorldCom's Current Report on Form 8-K dated May 22,
                        1997 (filed June 5, 1997) (File No. 0-11258))

       **

       10.1*            Amended and Restated Facility A Revolving Credit Agreement
                        among WorldCom, NationsBank, N.A., NationsBanc Montgomery
                        Securities LLC, Bank of America NT & SA, Barclays Bank PLC,
                        The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty
                        Trust Company of New York, and Royal Bank of Canada and the
                        lenders named therein dated as of August 6, 1998
                        (incorporated herein by reference to Exhibit 10.1 to
                        WorldCom's Current Report on Form 8-K dated August 6, 1998
                        (filed August 7, 1998) (File No. 0-011258))

       10.2*            Amended and Restated 364-Day Revolving Credit and Term Loan
                        Agreement among WorldCom and Bank of America, N.A.,
                        Administrative Agent; Bank of America Securities, LLC, Sole
                        Lead Arranger and Book Manager; Barclays Bank PLC, The Chase
                        Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust
                        Company of New York, and Royal Bank of Canada,
                        Co-Syndication Agents; and the lenders named therein dated as of August 5, 1999 (incorporated herein by reference to
                        Exhibit 10.1 of WorldCom's Quarterly Report on Form 10-Q for
                        the quarterly period ended June 30, 1999) (File No.
                        0-11258))

       10.3*            First Amendment and Renewal of the Amended and Restated
                        364-Day Revolving Credit and Term Loan Agreement entered
                        into as of August 3, 2000, among WorldCom certain Purchasing
                        Lenders named therein, certain Increasing Lenders as named therein, Bank of America, N.A., as a Lender and as
                        Administration Agent for itself and the Accepting Lenders
                        (as therein defined) with Banc of America Securities, LLC, as the Sole Lead Arranger and Book Manager (incorporated
                        herein by reference to Exhibit 10.3 of WorldCom's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 2000)
                        (File No. 0-11258)

       10.4 WorldCom 1999 Stock Option Plan (incorporated herein by reference to Exhibit A to WorldCom's Proxy Statement dated
                        April 23, 1999 (File No. 0-11258)) (compensatory plan)

       10.5             WorldCom, Inc. Third Amended and Restated 1990 Stock Option
                        Plan (incorporated herein by reference to Exhibit A to
                        WorldCom's Proxy Statement dated April 22, 1996 (File No.
                        0-11258)) (compensatory plan)

       10.6             WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to WorldCom's Proxy Statement
                        dated April 21, 1997 (File No. 0-11258)) (compensatory plan)

       10.7             WorldCom/MFS/UUNET 1995 Performance Option Plan
                        (incorporated herein by reference to Exhibit 10.17 to WorldCom's Annual Report on Form 10-K for the period ended
                        December 31, 1996 (File No. 0-11258)) (compensatory plan)

       10.8 WorldCom/MFS/UUNET Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to WorldCom's Annual
                        Report on Form 10-K for the period ended December 31, 1996
                        (File No. 0-11258)) (compensatory plan)

       10.9             MCI 1979 Stock Option Plan as amended and restated
                        (incorporated by reference to Exhibit 10(a) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1988 (File No. 0-6457)) (compensatory plan)

       10.10            Supplemental Retirement Plan for Employees of MCI
                        Communications Corporation and Subsidiaries, as amended
                        (incorporated by reference to Exhibit 10(b) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1993 (File No. 0-6457)) (compensatory plan)

       10.11            Description of Executive Life Insurance Plan for MCI
                        Communications Corporation and Subsidiaries (incorporated by reference to "Remuneration of Officers" in MCI's Proxy
                        Statement for its 1992 Annual Meeting of Stockholders (File
                        No. 0-6457)) (compensatory plan)

       10.12            MCI Communications Corporation Executive Incentive
                        Compensation Plan (incorporated by reference to Exhibit
                        10(e) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-6457))
                        (compensatory plan)

       10.13            Amendment No. 1 to MCI Communications Corporation Executive
                        Incentive Compensation Plan (incorporated by reference to
                        Exhibit 10(e) to MCI's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996 (File No. 0-6457))
                        (compensatory plan)

       10.14            1988 Directors' Stock Option Plan of MCI (incorporated by
                        reference to Exhibit D to MCI's Proxy Statement for its 1989
                        Annual Meeting of Stockholders (File No. 0-6457))
                        (compensatory plan)

       10.15            Amendment No. 1 to the 1988 Directors' Stock Option Plan of
                        MCI (incorporated by reference to Appendix D to MCI's Proxy
                        Statement for its 1996 Annual Meeting of Stockholders (File
                        No. 0-6457)) (compensatory plan)

       10.16            Amendment No. 2 to 1988 Directors' Stock Option Plan of MCI
                        (incorporated by reference to Exhibit 10(i) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996) (File No. 0- 6457)) (compensatory plan)

       10.17            Amendment No. 3 to 1988 Directors' Stock Option Plan of MCI
                        (incorporated by reference to Exhibit 10(j) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996 (File No. 0-6457)) (compensatory plan)

       10.18            Stock Option Plan of MCI (incorporated by reference to
                        Exhibit C to MCI's Proxy Statement for its 1989 Annual
                        Meeting of Stockholders (File No. 0-6457)) (compensatory
                        plan)

       10.19            Amendment No. 1 to the Stock Option Plan of MCI
                        (incorporated by reference to Exhibit 10(l) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996 (File No. 0-6457)) (compensatory plan)

       10.20            Amendment No. 2 to the Stock Option Plan of MCI
                        (incorporated by reference to Appendix B to MCI's Proxy
                        Statement for its 1996 Annual Meeting of Stockholders (File
                        No. 0-6457)) (compensatory plan)

       10.21            Amendment No. 3 to the Stock Option Plan of MCI
                        (incorporated by reference to Exhibit 10(n) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996 (File No. 0-6457)) (compensatory plan)

       10.22            Amendment No. 4 to the Stock Option Plan of MCI
                        (incorporated by reference to Exhibit 10(o) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996 (File No. 0-6457)) (compensatory plan)

       10.23            Amendment No. 5 to the Stock Option Plan of MCI
                        (incorporated by reference to Exhibit 10(p) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996 (File No. 0-6457)) (compensatory plan)

       10.24            Board of Directors Deferred Compensation Plan of MCI
                        (incorporated by reference to Exhibit 10(i) to MCI's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1994 (File No. 0-6457)) (compensatory plan)

       10.25            The Senior Executive Incentive Compensation Plan of MCI
                        (incorporated by reference to Appendix A to MCI's Proxy
                        Statement for its 1996 Annual Meeting of Stockholders (File
                        No. 0-6457)) (compensatory plan)

       10.26            Amendment No. 1 to the Senior Executive Incentive
                        Compensation Plan of MCI (incorporated by reference to Exhibit 10(s) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457))
                        (compensatory plan)

       10.27            Executive Severance Policy (incorporated by reference to
                        Exhibit 10(a) to MCI's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1996 (File No. 0-6457))
                        (compensatory plan)

       10.28 Form of employment agreement, effective as of November 2, 1996, between MCI and Bert C. Roberts (incorporated by reference to Exhibit 10(u) to MCI's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1996 (File No.
                        0-6457)) (compensatory plan)

       10.29 Employment Agreement between UUNET and John W. Sidgmore dated May 13, 1994 (incorporated herein by reference to UUNET's Registration on Form S-1 (Registration No.
                        33-91028)) (compensatory plan)

       10.30            Change of Control Severance Agreement effective April 8,
                        1997 between Brooks Fiber Properties, Inc. ("BFP") and James
                        C. Allen (incorporated herein by reference from Exhibit 10.1 to BFP's Quarterly Report on Form 10-Q for the quarterly
                        period ended June 30, 1997 (File No. 0-28036)) (compensatory plan)

       10.31            Promissory Note dated September 8, 2000 between Bernard J.
                        Ebbers (the "Borrower") and WorldCom (incorporated herein by reference from Exhibit 10.4 to the WorldCom's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        2000) (File No. 0-11258)

       10.32            Promissory Note dated November 1, 2000 between the Borrower and WorldCom (incorporated herein by reference from Exhibit
                        10.5 to WorldCom's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 2000) (File No. 0-11258)

       10.33            Letter Agreement dated November 1, 2000 between the Borrower and WorldCom (incorporated herein by reference from Exhibit
                        10.6 to WorldCom's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 2000) (File No. 0-11258)

       10.34            Limited Guaranty made as of November 14, 2000 by WorldCom in favor of Bank of America, N.A. (incorporated herein by
                        reference from Exhibit 10.7 to WorldCom's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File
                        No. 0-11258)

       10.35            Limited Guaranty made as of February 12, 2001 by WorldCom in favor of Bank of America, N.A.

       10.36            Promissory Note dated December 29, 2000 between the Borrower and WorldCom

       12.1             Statement re Computation of Ratio of Earnings to Fixed
                        Changes

       21.1             Subsidiaries of WorldCom

       23.1             Consent of Arthur Andersen LLP

       99.1 Financial Statements of WorldCom Group (an integrated business of WorldCom, Inc.)

       99.2             Financial Statements of MCI Group (an integrated business of
                        WorldCom, Inc.)

------------------------

* The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.

** No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of WorldCom and its subsidiaries on a consolidated basis. WorldCom agrees to furnish a copy of such instruments to the SEC upon request.