Form 10-K405/A
period 2000-12-31
WORLDCOM INC/GA//
filed 2001-04-26
CIK 723527

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

Index to Financial Statements and Financial Statement Schedule........       F-1

Exhibit Index.........................................................       E-1

                                EXPLANATORY NOTE

    Pursuant to this Form 10-K/A, WorldCom, Inc. amends "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," and Notes 10, 15, 17 and 19 of the Notes to Consolidated Financial Statements, Notes 14 and 16 of the Notes to Combined Financial Statements of the WorldCom Group, as included in Exhibit 99.1 and Notes 11 and 13 of the Notes to Combined Financial Statements of the MCI Group, as included in Exhibit 99.2. This amendment also reflects modifications to previous explanatory paragraphs concerning litigation, as disclosed in "Item 1. Business" and Note 10 of the Notes to Consolidated Financial Statements, and reflects other non-substantive edits to the initial submission.

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

    WIRELESS INTERNET ACCESS: We provide the Internet protocol network backbone for Metricom's Ricochet wireless service. Metricom's wireless Internet service, introduced in select markets in October 2000, represents one of the first commercial rollouts of complete mobile wireless broadband Internet access. The service offers business users an always-on, low cost, fully compatible and complete mobile Internet access technology.

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

    Internationally, we own or lease fiber optic capacity on most major international undersea cable systems in the Pacific and Atlantic Ocean regions. In the first quarter of 1998, we, together with our joint venture partner
Cable & Wireless, placed into service a high capacity digital fiber optic undersea cable between the United States and the United Kingdom. We also own fiber optic capacity for services to the former Soviet Union Republics, Central America, South America and the Caribbean. Furthermore, we own and operate 36 international gateway satellite earth station antennas, which enable us to extend public switched and private line voice and data communications to and from locations throughout the world.

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

    Under the Telecom Act and ensuing federal and state regulatory initiatives, many barriers to local exchange competition are being eliminated. The introduction of competition, however, also establishes, in part, the ability of the traditional phone companies to provide inter-LATA long distance services within a particular region. Local access and transport area, or LATA, refers to an area within a geographic region. To date, the FCC has granted applications by Verizon for the states of New York and Massachusetts and by SBC for Texas, Kansas and Oklahoma to provide in-region inter-LATA services. We believe the traditional phone companies will continue to seek to enter these markets given their ownership of extensive facilities in their local service regions, their long-standing customer relationships and their very substantial capital and other financial resources. As the traditional phone companies are allowed to offer in-region long distance services in additional states, they will be in a position to offer single source local and long distance service similar, if not superior, to that being offered by us. We expect that increased competition will result in additional pricing and margin pressures in the domestic telecommunications services business. Indeed, competition has already significantly reduced consumer long distance pricing, and as a result negatively affected the profitability of traditional service providers. As rates stabilize, we expect to compete effectively as a result of our innovation, quality and diversity of services, our ability to offer a combination of services, and our level of customer service.

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

    The Telecom Act requires traditional phone companies to petition the FCC for permission to offer long distance services for each state within their region.
Section 271 of the Act provides that for these applications to be granted, the FCC must find, among other things, that the traditional phone company has demonstrated that it has met a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional phone company applications and it has granted five: Verizon's for New York and Massachusetts and SBC's for Texas, Kansas and Oklahoma. Other applications may be filed at any time. We have challenged, and will continue to challenge, any application that does not satisfy the requirements of Section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional phone companies' operations support systems. In addition, several bills have been introduced in Congress that would have the effect of allowing traditional phone companies to offer in-region long distance data services without satisfying Section 271 of the Act or of making it more difficult for competitors to resell traditional phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these bills.

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

LITIGATION

    In November 2000, class action complaints were filed in the United States District Court for the Southern District of Mississippi against us and some of our executive officers. The complaints generally allege that the defendants made false and misleading statements about some aspects of our performance by failing to disclose, among other things, that the merger with MCI did not yield the anticipated cost savings and revenue increases, that our growth rate was declining, and that our financial statements were inflated due to the failure to write down, on a timely basis, $405 million in receivables. Based on these allegations, the complaints assert claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20(a) of the 1934 Securities Act. The complaints seek to certify a class of persons who purchased or otherwise acquired our shares between April 13, 2000 and November 1, 2000. The court consolidated these actions on March 27, 2001, along with another purported class action lawsuit filed on behalf of individuals who purchased stock in Intermedia Communications, Inc. between September 5 and November 1, 2000, which action asserts substantially similar claims and alleges that after the announcement of the WorldCom-Intermedia merger, the price of Intermedia stock was tied to the price of WorldCom stock. We believe that the factual allegations and legal claims asserted in the complaints are without merit and we intend to defend them vigorously. Any unfavorable outcome will be allocated to the groups in a manner our board determines to be in the best interests of WorldCom.

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

    On March 5, 2001, the parties presented the settlement to the Chancery Court and on that date the Chancery Court ordered, among other things that the terms of the settlement be presented to record holders of shares of Digex common stock (other than the defendants in the Delaware Digex Stockholders litigation and their affiliates) at any time during the period from and including August 31 through and including March 2, 2001, through published and mailed notice. The Court further ordered that the settlement be presented for approval at a hearing in Wilmington, Delaware on April 6, 2001.

    On April 6, 2001 the Court conducted the hearing and approved the settlement as presented by the parties. As a result, an Order and Final Judgment was entered by the Chancery Court approving the settlement on April 6, 2001. Under Delaware law, any interested parties may be entitled to file an appeal of the Order and Final Judgment with 30 days of its entry on April 6, 2001.

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

    Under the Telecom Act and ensuing federal and state regulatory initiatives, many barriers to local exchange competition are being eliminated. The introduction of competition, however, also establishes, in part, the ability of the traditional phone companies to provide inter-LATA long distance services. To date, the FCC granted applications by Verizon for the states of New York and Massachusetts and by SBC for the state of Texas, to provide in-region inter-LATA services. We believe the traditional phone companies will continue to seek to enter these markets given their ownership of extensive facilities in their local service regions, their long-standing customer relationships and their very substantial capital and other financial resources. As the traditional phone companies are allowed to offer in-region long distance services in additional states, they will be in a position to offer single source local and long distance service similar, if not superior, to those being offered by us. We expect that increased competition will result in additional pricing and margin pressures in the domestic telecommunications services business. Indeed, competition has already significantly reduced consumer long distance pricing, and as a result negatively affected the profitability of traditional service providers. As rates stabilize, we expect to compete effectively as a result of our innovation, quality and diversity of services, our ability to offer a combination of services, and our level of customer service.

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

    As noted, the Telecom Act requires traditional phone companies to petition the FCC for permission to offer long distance services for each state within their region. Section 271 of the Act provides that for these applications to be granted, the FCC must find, among other things, that the traditional phone company demonstrated that it has met a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional phone company applications and it has granted five: Verizon's for New York and Massachusetts and SBC's for Texas, Kansas and Oklahoma. Other applications may be filed at any time. We have challenged, and will continue to challenge, any application that does not satisfy the requirements of Section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional phone companies' operations support systems. In addition, several bills have been introduced in Congress that would have the effect of allowing traditional phone companies to offer in-region long distance data services without satisfying Section 271 of the Act or of making it more difficult for competitors to resell traditional phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these bills.

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

LITIGATION

    In November 2000, class action complaints were filed in the United States District Court for the Southern District of Mississippi against us and some of our executive officers. The complaints generally allege that the defendants made false and misleading statements about some aspects of our performance by failing to disclose, among other things, that the merger with MCI did not yield the anticipated cost savings and revenue increases, that our growth rate was declining, and that our financial statements were inflated due to the failure to write down, on a timely basis, $405 million in receivables. Based on these allegations, the complaints assert claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20(a) of the 1934 Securities Act. The complaints seek to certify a class of persons who purchased or otherwise acquired our shares between April 13, 2000 and November 1, 2000. The court consolidated these actions on March 27, 2001, along with another purported class action lawsuit filed on behalf of individuals who purchased stock in Intermedia Communications, Inc. between September 5 and November 1, 2000, which action asserts substantially similar claims and alleges that after the announcement of the WorldCom-Intermedia merger, the price of Intermedia stock was tied to the price of WorldCom stock. We believe that the factual allegations and legal claims asserted in the complaints are without merit and we intend to defend them vigorously. Any unfavorable outcome will be allocated to the groups in a manner our board determines to be in the best interests of WorldCom.

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

    The balance sheets, statements of operations and statement of cash flows of WorldCom for the years ended December 31, 1998, 1999 and 2000 have been derived from the WorldCom audited financial statements which are included in this Form 10-K. The balance sheets, statements of operations and statements of cash flows of the WorldCom group and the MCI group have been derived, in the case of the year ended December 31, 1998, from the WorldCom group's and the MCI group's unaudited financial statements, and, in the case of the years ended
December 31, 1999 and 2000, from the WorldCom group's and the MCI group's audited financial statements included in this Form 10-K. Management of WorldCom is solely responsible for the WorldCom group's and MCI group's 1998 unaudited financial statements, without benefit of independent accounting experts, and believes the 1998 unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States using standards of materiality consistent with the WorldCom group's and MCI group's audited combined financial statements for 1999 and 2000.

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

    - line costs which are specifically identifiable to a particular group based on usage of the network are allocated to that group; any remaining line costs that cannot be specifically identified are allocated between the groups using methodologies that management believes are reasonable, such as the total revenues generated by each group.

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
                                                      ========   =======     =========     ========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

    On November 1, 2000, we announced a realignment of our businesses with the distinct customer bases they serve. In addition, if approved by our shareholders, we will create two separately traded tracking stocks intended to track each of these realigned business groups: WorldCom group stock, which is intended to track the separate performance of our data, Internet, international and commercial voice businesses; and MCI group stock, which is intended to reflect the performance of our consumer, small business, wholesale long distance, wireless messaging and dial-up Internet access businesses. If our shareholders do not approve the recapitalization we still intend to implement the realignment.

    Through the businesses that we have realigned as the WorldCom group, which have an extensive, advanced facilities-based global communications network, we provide a broad range of integrated communications and managed network services to both U.S. and non-U.S. based corporations. Offerings include data services such as frame relay, asynchronous transfer mode and Internet protocol networks; Internet related services, including dedicated access, virtual private networks, digital subscriber lines, web centers encompassing application and server hosting and managed data services; commercial voice services; and international services.

    Through the businesses that we have realigned as the MCI group, we provide a broad range of retail and wholesale communications services, including long distance voice communications, consumer local voice communications, wireless messaging, private line services and dial-up Internet access services. Our retail services are provided to consumers and small businesses in the United States. We are the second largest carrier of long distance telecommunications services in the United States. We provide a wide range of long distance telecommunications services, including: basic long distance telephone service, dial around, collect calling, operator assistance and calling card services (including prepaid calling cards) and toll free or 800 services. We offer these services individually and in combinations. Through combined offerings, we provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans. Our wholesale businesses include wholesale voice services provided to carrier customers and other resellers and dial-up Internet access services.

    Although we sometimes refer to such assets and liabilities as those of the WorldCom group or the MCI group, neither of the groups is a separate entity. Rather, all of the assets of a group are owned by WorldCom and, if the recapitalization is approved by our shareholders, holders of the WorldCom group stock or the MCI group stock will be shareholders of WorldCom and subject to all of the risks of an investment in WorldCom and all of its businesses, assets and liabilities.

    The following discussion and analysis relates to our financial condition and results of operations for the years ended December 31, 1998, 1999 and 2000. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes thereto of each of the WorldCom group and the MCI group contained herein.

ADDITIONAL DISCUSSION RELATED TO WORLDCOM GROUP AND MCI GROUP FINANCIAL
  STATEMENTS

    Each of the WorldCom group and the MCI group includes the results of operations shown in the combined statements of operations and the attributed assets and liabilities shown in the combined balance sheets of the relevant group. If we acquire interests in other businesses, we intend to attribute those assets and any related liabilities to our WorldCom group or our MCI group in accordance with our tracking stock policy statement. All net income and cash flows generated by the assets will be attributed to the group to which the assets were attributed and all net proceeds from any disposition of these assets will also be attributed to that group.

    Although we sometimes refer to such assets and liabilities as those of the WorldCom group or the MCI group, neither of the groups is a separate legal entity. Rather, all of the assets of a group are owned by WorldCom and holders of the WorldCom group stock or the MCI group stock will be shareholders of WorldCom and subject to all of the risks of an investment in WorldCom and all of its businesses, assets and liabilities.

    We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in filings by WorldCom under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

    Our board of directors may at any time modify, make exceptions to, or abandon any of the policies set forth in our tracking stock policy statement with respect to the allocation of corporate opportunities, financing arrangements, assets liabilities, debt, interest and other matters, or may adopt additional policies, in each case without shareholder approval. Our board is subject to fiduciary duties to all of WorldCom's stockholders as one group, not to the holders of any series of stock separately. Any changes or exceptions will be made after a determination by the board of what is in the best interests of WorldCom as a whole, which may be detrimental to the interests of the holders of one series of stock. The ability to make these changes may make it difficult to address the future of a group based on the group's past performance.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated our statements of operations as a percentage of its revenues for the periods indicated:

                                                                      FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                1998          1999          2000
                                                              --------      --------      --------
Revenues....................................................   100.0%        100.0%        100.0%
Line costs..................................................    45.3          41.0          39.6
Selling, general and administrative.........................    25.9          24.9          27.1
Depreciation and amortization...............................    13.0          12.1          12.5
In-process research and development and other charges.......    21.1            --            --
                                                               -----         -----         -----
Operating income (loss).....................................    (5.3)         22.0          20.9
Other income (expense):
  Interest expense..........................................    (3.9)         (2.7)         (2.5)
  Miscellaneous.............................................     0.2           0.7           1.0
                                                               -----         -----         -----
Income (loss) before income taxes, minority interests,
  cumulative effect of accounting change and extraordinary
  items.....................................................    (9.0)         20.0          19.4
Provision for income taxes..................................     5.0           8.3           7.7
                                                               -----         -----         -----
Income (loss) before minority interests, cumulative effect
  of accounting change and extraordinary items..............   (14.0)         11.7          11.6
Minority interests..........................................    (0.5)         (0.5)         (0.8)
Cumulative effect of accounting change......................    (0.2)           --          (0.2)
Extraordinary items.........................................    (0.7)           --            --
                                                               -----         -----         -----
Net income (loss)...........................................   (15.5)         11.2          10.6
Preferred dividends and distributions on subsidiary trust
  and other mandatorily redeemable preferred securities.....     0.2           0.2           0.2
                                                               -----         -----         -----
Net income (loss) applicable to common shareholders.........   (15.7)%        11.0%         10.5%
                                                               =====         =====         =====

YEAR ENDED DECEMBER 31, 2000 VS.
  YEAR ENDED DECEMBER 31, 1999

    For the years ended December 31, 1999 and 2000, our revenues were as follows (dollars in millions):

                                                         1999                    2000
                                                 ---------------------   ---------------------
                                                            PERCENT OF              PERCENT OF
                                                    $         TOTAL         $         TOTAL
                                                 --------   ----------   --------   ----------
WorldCom group.................................  $19,736        55.0%    $22,755        58.2%
MCI group......................................   16,172        45.0      16,335        41.8
                                                 -------       -----     -------       -----
                                                 $35,908       100.0%    $39,090       100.0%
                                                 =======       =====     =======       =====

    Revenues increased 8.9% in 2000 as a result of our internal growth.

    Revenues and line costs for all periods reflect a classification change for reciprocal compensation and central office based remote access equipment sales which are now being treated as offsets to cost of sales. Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. Central office based remote access equipment sales represent the reimbursement of customer specific equipment costs incurred by us on behalf of the customer as part of our service provisioning. As such, we have determined that it is more appropriate to reflect these reimbursements net of cost. Previously, we recorded these items on a gross basis as revenues. Revenues and line costs for all periods also reflect the reclassification of small business and consumer primary interexchange carrier charges from revenues to line costs. Primary interexchange carrier charges are flat-rate charges mandated by the FCC which apply to telecommunications companies that connect to customers through a traditional phone company's facilities. Effective July 1 2000, as a result of the FCC's CALLs order, the PICC fee is billed directly to the customer by the traditional phone company rather than to WorldCom and rebilled to the customer. Operating income, net income available to common shareholders and the balance sheet are not affected by these reclassifications.

    Actual reported revenues by category for the years ended December 31, 1999 and 2000 reflect the following changes by category (dollars in millions):

                                                                                  PERCENT
                                                              1999       2000      CHANGE
                                                            --------   --------   --------
COMMERCIAL SERVICES REVENUES
  Voice...................................................  $ 7,433    $ 7,036      (5.3)
  Data....................................................    5,830      7,407      27.0
  International...........................................    4,396      5,879      33.7
  Internet................................................    1,554      2,466      58.7
                                                            -------    -------
TOTAL COMMERCIAL SERVICES REVENUES........................   19,213     22,788      18.6
  Wholesale and consumer..................................   11,533     11,170      (3.1)
  Alternative channels and small business.................    3,142      3,541      12.7
  Dial-up Internet........................................    1,497      1,628       8.8
                                                            -------    -------
TOTAL COMMUNICATIONS SERVICES REVENUES....................   35,385     39,127      10.6
  SAB 101, other..........................................      523        (37)       --
                                                            -------    -------
TOTAL.....................................................  $35,908    $39,090       8.9
                                                            =======    =======

    Commercial services revenues, which include the revenues generated from commercial voice, data, international and Internet services, for 2000 increased 18.6% to $22.8 billion versus $19.2 billion for 1999.

    Voice revenues for 2000 decreased 5.3% over the prior year period on traffic growth of 6.4% as a result of federally mandated access charge reductions, noted under line costs below, that were passed through to the customer. The revenue decrease was partially offset by local voice revenue increases of 17.4% and wireless voice revenue increases of 104% for 2000. We continued to show significant percentage gains in local and wireless voice services as customers purchased "all-distance" voice services from us. However, local revenues and wireless voice revenues are still a relatively small component of total commercial voice revenues. Excluding local and wireless voice revenues, commercial voice services revenues for 2000 decreased 15.2% over 1999. Voice revenues include both domestic commercial long distance and local switched revenues.

    Data revenues for 2000, increased 27.0% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. The revenue growth for data services was driven by a 32.8% increase in frame relay and asynchronous transfer mode services. As of December 31, 2000, approximately 35% of data revenues were derived from frame relay and asynchronous transfer mode services. We continued to experience strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks. Additionally, as of December 31, 2000, our domestic local voice grade equivalents had increased 98% to 65.5 million versus the prior year amount.

    International revenues for 2000 increased 33.7% to $5.9 billion versus
$4.4 billion for 1999. This includes a 28% increase in revenues from Europe, a 27% increase in revenues from South America, which is Embratel, and a 119% increase in revenues from Asia and other areas. Our international network reach continued to expand. As of December 31, 2000, the WorldCom group had 21 international facility based city networks versus 17 in 1999. Additionally, during 2000 we added over 5,000 buildings for a total of over 15,000 buildings connected on the international networks.

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

    Wholesale and consumer revenues for 2000 decreased 3.1%, over the prior year period. The wholesale market continues to be extremely price competitive as declines in minute rates outpaced increases in traffic resulting in revenue decreases of 14.1%, for 2000, versus the prior year period. Wholesale revenues for 2000 were also impacted by proactive fourth quarter 2000 revenue actions which had the effect of reducing wholesale revenues by approximately
$90 million in the fourth quarter of 2000. These actions were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation. The wholesale market decreases were partially offset by a 2.5% increase in consumer revenues as the MCI group's partner marketing programs helped to drive Dial-1 product gains. Consumer revenue growth was impacted by declines in transaction brands and calling card services, which have been pressured by increasing wireless substitution, and 10-10-321, which the MCI group no longer actively markets. We expect to see continued pricing pressure in both the wholesale and consumer businesses, which will affect both revenue growth and gross margins.

    Alternative channels and small business revenues for 2000 increased 12.7% over the prior year period. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. This increase is primarily attributable to internal growth for wholesale alternative channel voice revenues. We expect that pricing pressures in the wholesale and small business markets will negatively affect revenue growth and gross margins in this area and this level of growth will decline in the foreseeable future as a result of these services being de-emphasized as we shift the MCI group's focus from revenue growth to cash generation.

    Dial-up Internet revenue growth for 2000 was 8.8% over the prior year amount. Our dial access network has grown 71% to over 2.8 million modems as of December 31, 2000, compared with the prior year. Additionally, Internet connect hours increased 54.8% to 6.5 billion hours for 2000 versus the prior year. These network usage increases were offset by pricing pressure on dial-up Internet traffic as a result of contract repricings in the second quarter of 2000, which lowered average revenue per hour by 25% for 2000 versus the prior year period.

    SAB 101, other revenues which, prior to April 1999, primarily consisted of the operations of SHL Systemhouse Corp. and SHL Systemhouse Co., were a reduction of $37 million for 2000 and $523 million for the prior year period. During the fourth quarter of 2000, we implemented Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a $37 million decrease in revenues for 2000. SHL provided information technology services including outsourcing, information technology consulting, systems integration, private network management, technology development and applications and systems development. In April 1999, we completed the sale of SHL to Electronic Data Systems Corporation for $1.6 billion.

    LINE COSTS. For the years ended December 31, 1999 and 2000, our line costs were as follows (dollars in millions):

                                                         1999                    2000
                                                 ---------------------   ---------------------
                                                            PERCENT OF              PERCENT OF
                                                    $         TOTAL         $         TOTAL
                                                 --------   ----------   --------   ----------
WorldCom group.................................  $ 7,905        53.6%    $ 8,745        56.6%
MCI group......................................    7,087        48.1       7,177        46.4
Intergroup eliminations........................     (253)       (1.7)       (460)       (3.0)
                                                 -------       -----     -------       -----
                                                 $14,739       100.0%    $15,462       100.0%
                                                 =======       =====     =======       =====

    Line costs as a percentage of revenues for 2000 decreased to 39.6% as compared to 41.0% for 1999. The overall improvements are a result of increased data and dedicated Internet traffic at the WorldCom group, which positively affected line costs as a percentage of revenues by approximately one percentage point. Additionally, access charge reductions that occurred in January 2000 and July 2000 reduced total line cost expense by approximately $245 million for 2000. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by almost one half of a percentage point. These improvements were somewhat offset by 2000 contract repricings in our dial-up Internet business as noted above and continued competitive pricing on the dial-up Internet business, which effectively held the average cost per hour constant although average dial-up Internet revenues per hour decreased by 25%.

    The principal components of line costs are access charges and transport charges. Regulators have historically permitted access charges to be set at levels that are well above traditional phone companies' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. We have actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively neutral manner. We cannot predict the outcome of these proceedings or whether or not the results will have a material adverse impact on our consolidated financial position or results of operations. However, our goal is to manage transport costs through effective utilization of our networks, favorable contracts with carriers and network efficiencies made possible as a result of expansion of our customer base.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the years ended December 31, 1999 and 2000, our selling, general and administrative expenses were as follows (dollars in millions):

                                                                  1999                    2000
                                                          ---------------------   ---------------------
                                                                     PERCENT OF              PERCENT OF
                                                             $         TOTAL         $         TOTAL
                                                          --------   ----------   --------   ----------
WorldCom group..........................................   $4,195        47.0%    $ 5,689        53.7%
MCI group...............................................    5,071        56.7       5,162        48.7
Intergroup eliminations.................................     (331)       (3.7)       (254)       (2.4)
                                                           ------       -----     -------       -----
                                                           $8,935       100.0%    $10,597       100.0%
                                                           ======       =====     =======       =====

    Selling, general and administrative expenses for 2000 were $10.6 billion or 27.1% of revenues as compared to $8.9 billion or 24.9% of revenues for the year ended December 31, 1999.

    Selling, general and administrative expenses for 2000 include a pre-tax charge of $93 million associated with the termination of the Sprint merger agreement, including regulatory, legal, accounting and investment banking fees and other costs, and a $685 million pre-tax charge associated with specific domestic and international wholesale accounts that were no longer deemed collectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. We maintain general uncollectible reserves based on historical experience, and specific reserves for items such as bankruptcies, litigation and contractual settlements that are established in the period in which the settlement is both estimable and probable. During the third quarter of 2000, an unprecedented number of our wholesale customers either filed for bankruptcy or changed their status in bankruptcy from reorganization to liquidation. This, combined with the third quarter 2000 declines in stock prices for many companies in the telecommunications industry and the overall tightening of the capital markets, which limited the access of many telecommunications providers to the necessary capital to continue operations, led to our specific write-off of such accounts. Prior to the third quarter 2000 events, the general uncollectible reserves were, in our view, adequate. Additionally, under contractual arrangements with traditional phone companies and other competitive local exchange carriers, we billed the traditional phone companies and competitive local exchange carriers for traffic originating on the traditional phone company's or competitive local exchange carrier's networks and terminating on our network. The traditional phone companies and competitive local exchange carriers have historically disputed these billings, although the collectibility of these billings had continued to be affirmed by public service commission and FCC rulings and by the full payment from a traditional phone company of the largest past due amount. However, during the third quarter of 2000, court rulings and Congressional discussions led to our negotiation and settlement with certain traditional phone companies and competitive local exchange carriers for these outstanding receivables. Based on the outcome of these negotiations, we recorded a specific provision for the associated uncollectible amounts.

    Excluding these charges, selling, general and administrative expenses as a percentage of revenues would have been 25.1% for 2000. Selling, general and administrative expenses for 2000 includes increased costs associated with "generation d" initiatives, which are designed to position us as a leading supplier of e-business solutions, that include product marketing, customer care, information systems and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development. These increased costs affected selling, general and administrative expense as a percentage of revenues by approximately two percentage points. We expect selling, general and administrative expenses to increase over the next twelve months as a result of the previously noted costs being incurred at an accelerated pace.

    DEPRECIATION AND AMORTIZATION. For the years ended December 31, 1999 and 2000, WorldCom's depreciation and amortization expense was as follows (dollars in millions):

                                                           1999                    2000
                                                   ---------------------   ---------------------
                                                              PERCENT OF              PERCENT OF
                                                      $         TOTAL         $         TOTAL
                                                   --------   ----------   --------   ----------
WorldCom group...................................   $3,013        69.2%     $3,280        67.3%
MCI group........................................      757        17.4         884        18.1
Intergroup eliminations..........................      584        13.4         714        14.6
                                                    ------       -----      ------      ------
                                                    $4,354       100.0%     $4,878       100.0%
                                                    ======       =====      ======      ======

    Depreciation and amortization expense for 2000 increased to $4.9 billion or 12.5% of revenues from $4.4 billion or 12.1% of revenues for 1999. This increase primarily reflects additional depreciation associated with increased capital expenditures.

    INTEREST EXPENSE. Interest expense for 2000 was $970 million or 2.5% of revenues as compared to $966 million or 2.7% of revenues for 1999. For 2000 and 1999, weighted average annual interest rates on our long-term debt were 7.28% and 7.23% respectively, while weighted average levels of borrowings were $21.6 billion and $19.1 billion, respectively.

    Interest expense for 2000 was favorably impacted by increased construction activity and the associated interest capitalization, offset in part by higher weighted average levels of borrowings and higher interest rates on our variable rate debt and 2000 public debt offerings. Interest expense for 2000 was also favorably impacted as a result of SHL sale proceeds, investment sale proceeds and proceeds from the increase in our receivables purchase program in the third quarter of 1999 used to repay indebtedness under our credit facilities and commercial paper program.

    Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 1999, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group.

    MISCELLANEOUS INCOME AND EXPENSE.  Miscellaneous income for 2000 was
$385 million or 1.0% of revenues as compared to $242 million or 0.7% of revenues for 1999. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

    PROVISION FOR INCOME TAXES. The effective income tax rate for 2000 was 40.0% of income before taxes. The 2000 rate is greater than the expected federal statutory rate of 35% primarily due to the amortization of the non-deductible goodwill. Excluding non-deductible amortization of goodwill, our effective income tax rate would have been 35.0%.

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

    NET INCOME APPLICABLE TO COMMON SHAREHOLDERS.  For the year ended
December 31, 2000, we reported net income applicable to common shareholders of $4.1 billion as compared to $3.9 billion for the year ended December 31, 1999. Diluted income per common share for 2000 was $1.40 compared to income per common share of $1.35 for 1999.

YEAR ENDED DECEMBER 31, 1998 VS.
  YEAR ENDED DECEMBER 31, 1999

    For the years ended December 31, 1998 and 1999, our revenues were as follows (dollars in millions):

                                                         1998                    1999
                                                 ---------------------   ---------------------
                                                            PERCENT OF              PERCENT OF
                                                    $         TOTAL         $         TOTAL
                                                 --------   ----------   --------   ----------
WorldCom group.................................  $ 9,809        55.7%    $19,736        55.0%
MCI group......................................    7,808        44.3      16,172        45.0
                                                 -------       -----     -------       -----
                                                 $17,617       100.0%    $35,908       100.0%
                                                 =======       =====     =======       =====

    Revenues for 1999 increased 104% to $35.9 billion as compared to $17.6 billion for 1998. The increase in total revenues is attributable to the MCI merger and Embratel acquisition as well as internal growth. Results include MCI and Embratel operations from September 14, 1998, and CompuServe Network Services and ANS from February 1, 1998. CompuServe Network Services provided worldwide network access, management and applications and Internet services to businesses and ANS provided Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan.

    Actual reported revenues by category for the years ended December 31, 1998 and 1999 reflect the following changes by category (dollars in millions):

                                                             ACTUAL     ACTUAL    PERCENT
                                                              1998       1999      CHANGE
                                                            --------   --------   --------
COMMERCIAL SERVICES REVENUES
  Voice...................................................  $ 3,422    $ 7,433     117.2
  Data....................................................    2,644      5,830     120.5
  International...........................................    2,272      4,396      93.5
  Internet................................................      897      1,554      73.2
                                                            -------    -------
TOTAL COMMERCIAL SERVICES REVENUES........................    9,235     19,213     108.0
  Wholesale and consumer..................................    5,100     11,533     126.1
  Alternative channels and small business.................    1,706      3,142      84.2
  Dial-up Internet........................................    1,002      1,497      49.4
                                                            -------    -------
TOTAL COMMUNICATIONS SERVICES REVENUES....................   17,043     35,385     107.6
  Other...................................................      574        523      (8.9)
                                                            -------    -------
TOTAL REPORTED REVENUES...................................  $17,617    $35,908     103.8
                                                            =======    =======

    The following table provides supplemental pro forma detail for our revenues. Since actual results for 1998 only reflect the operations of MCI after September 14, 1998, and eleven months of CompuServe Network Services and ANS, the pro forma results are more indicative of internal growth for the combined company. The pro forma revenues, excluding Embratel, for the year ended
December 31, 1998 and actual revenues, excluding Embratel, for the year ended December 31, 1999 reflect the following changes by category (dollars in millions):

                                                           PRO FORMA    ACTUAL    PERCENT
                                                             1998        1999      CHANGE
                                                           ---------   --------   --------
COMMERCIAL SERVICES REVENUES
  Voice..................................................   $ 6,764    $ 7,433       9.9
  Data...................................................     4,733      5,830      23.2
  International..........................................     1,090      1,624      49.0
  Internet...............................................       943      1,554      64.8
                                                            -------    -------
TOTAL COMMERCIAL SERVICES REVENUES.......................    13,530     16,441      21.5
  Wholesale and consumer.................................    11,046     11,533       4.4
  Alternative channels and small business................     2,756      3,142      14.0
  Dial-up Internet.......................................     1,037      1,497      44.4
                                                            -------    -------
TOTAL COMMUNICATIONS SERVICES REVENUES...................    28,369     32,613      15.0
  Other..................................................     1,733        523     (69.8)
                                                            -------    -------
TOTAL....................................................   $30,102    $33,136      10.1
                                                            =======    =======

    The following discusses the revenue increases for the year ended
December 31, 1999, as compared to pro forma results for the comparable prior year period. The pro forma revenues assume that the MCI merger, CompuServe merger and the ANS transaction occurred at the beginning of 1998. These pro forma revenues do not include Embratel or the iMCI business that was sold. Embratel was acquired by MCI in August of 1998 (just prior to our merger with MCI). iMCI was MCI's Internet backbone facilities and wholesale and retail Internet business which was sold prior to the MCI merger. Changes in actual results of operations are shown in the consolidated statements of operations included in this proxy statement and the foregoing tables and, as noted above, primarily reflect the MCI merger, the Embratel acquisition and our internal growth.

    Voice revenues for 1999 increased 9.9% as compared to $6.8 billion for the 1998 pro forma amount, driven by a gain of 6.6% in traffic as a result of customers purchasing "all-distance" voice services from us. Local voice revenues grew 113% in 1999 versus the same period of the prior year, but remained a relatively small component of voice revenues for 1999. These volume and revenue gains were offset partially by federally mandated access charge reductions, noted under line costs below, that were passed through to the customer.

    Data revenues for 1999 increased 23.2% over the 1998 pro forma amount of $4.7 billion. The revenue growth for data services continued to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth was driven by connectivity demands and also by corporate enterprise applications that have become more strategic, far reaching and complex. In addition, bandwidth consumption drove an acceleration in growth for higher capacity circuits. As of December 31, 1999, we had approximately 33.1 million domestic local voice grade equivalents and over 39,000 buildings in the United States connected over our high-capacity circuits. Domestic local route miles of connected fiber exceeded 8,000 and domestic long distance route miles exceeded 47,000 as of December 31, 1999.

    International revenues increased 93.5% in 1999 to $4.4 billion versus
$2.3 billion for 1998. The increase is attributable to the Embratel acquisition and internal growth. Embratel revenues for 1998 only reflect Embratel operations after September 14, 1998 because Embratel was purchased by MCI in August 1998 (just prior to our merger with MCI). International revenues excluding Embratel for 1999 were $1.6 billion, an increase of 49.0% as compared with $1.1 billion for the same pro forma period of the prior year. We continued to extend the reach of our end-to-end networks and as of December 31, 1999, provided us the capability to connect approximately 10,000 buildings in Europe, all over our high-capacity circuits.

    Internet revenues for 1999 increased 64.8% over the 1998 pro forma amount of $943 million. Growth for 1999 was driven by more business customers migrating their data networks and applications to Internet-based technologies. Additionally, during 1999 we increased the capacity of its global Internet network to OC-48 in response to the increasing backbone transport requirements of its commercial and wholesale accounts.

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

    Dial-up Internet revenues for 1999 increased 44.4% over the 1998 pro forma amount of $1.0 billion. Growth was driven by increased wholesale Internet service provider arrangements with vendors. Our dial access network has grown over 85% to 1.7 million modems, compared with the same period in the prior year.

    Other revenues, which primarily consist of the operations of SHL, for 1999 were $523 million, a decrease of 69.8% versus $1.7 billion for the 1998 pro forma period. In April 1999, we completed the sale of SHL to Electronic Data Systems for $1.6 billion.

    The following discusses the actual results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

    LINE COSTS. For the years ended December 31, 1998 and 1999, our line costs were as follows (dollars in millions):

                                                          1998                    1999
                                                  ---------------------   ---------------------
                                                             PERCENT OF              PERCENT OF
                                                     $         TOTAL         $         TOTAL
                                                  --------   ----------   --------   ----------
WorldCom group..................................   $4,801        60.1%    $ 7,905        53.6%
MCI group.......................................    3,319        41.6       7,087        48.1
Intergroup eliminations.........................     (138)       (1.7)       (253)       (1.7)
                                                   ------       -----     -------       -----
                                                   $7,982       100.0%    $14,739       100.0%
                                                   ======       =====     =======       =====

    Line costs as a percentage of revenues for 1999 were 41.0% as compared to 45.3% reported for the same period in the prior year. Overall decreases are attributable to changes in the product mix and approximately $960 million of synergies and economies of scale resulting from network efficiencies achieved from the continued assimilation of MCI, CompuServe Network Services, ANS and our operations. Additionally, access charge reductions that occurred in January 1999 and July 1999 reduced total line cost expense by approximately
$429 million for 1999. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by over half a percentage point for 1999.

    SELLING, GENERAL AND ADMINISTRATIVE. For the years ended December 31, 1998 and 1999, our selling, general and administrative expenses were as follows (dollars in millions):

                                                           1998                    1999
                                                   ---------------------   ---------------------
                                                              PERCENT OF              PERCENT OF
                                                      $         TOTAL         $         TOTAL
                                                   --------   ----------   --------   ----------
WorldCom group...................................   $2,212        48.5%     $4,195        47.0%
MCI group........................................    2,441        53.5       5,071        56.7
Intergroup eliminations..........................      (90)       (2.0)       (331)       (3.7)
                                                    ------       -----      ------       -----
                                                    $4,563       100.0%     $8,935       100.0%
                                                    ======       =====      ======       =====

    Selling, general and administrative expenses for 1999 were $8.9 billion or 24.9% of revenues as compared to $4.6 billion or 25.9% of revenues for 1998. The decrease in selling, general and administrative expenses as a percentage of revenues for 1999 reflects approximately $825 million of scale savings in corporate overhead and operations from merging the MCI and WorldCom organizations.

    DEPRECIATION AND AMORTIZATION. For the years ended December 31, 1998 and 1999, our depreciation and amortization expense was as follows (dollars in millions):

                                                           1998                    1999
                                                   ---------------------   ---------------------
                                                              PERCENT OF              PERCENT OF
                                                      $         TOTAL         $         TOTAL
                                                   --------   ----------   --------   ----------
WorldCom group...................................   $1,744        76.2%     $3,013        69.2%
MCI group........................................      317        13.8         757        17.4
Intergroup eliminations..........................      228        10.0         584        13.4
                                                    ------       -----      ------       -----
                                                    $2,289       100.0%     $4,354       100.0%
                                                    ======       =====      ======       =====

    Depreciation and amortization expense for 1999 increased to $4.4 billion or 12.1% of revenues from $2.3 billion or 13.0% of revenues for 1998. This increase reflects increased amortization and depreciation associated with the MCI merger, CompuServe merger and ANS transaction as well as additional depreciation related to capital expenditures. As a percentage of revenues, these costs decreased due to the higher revenue base.

    IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES. In 1998, we recorded a pre-tax charge of $196 million in connection with the Brooks Fiber Properties merger, the MCI merger and asset write-downs and loss contingencies. Brooks Fiber Properties is a leading facilities-based provider of competitive local telecommunications services. This charge included $21 million for employee severance, $17 million for Brooks Fiber Properties direct merger costs, $38 million for conformance of Brooks Fiber Properties accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to asset write-downs and loss contingencies. The $56 million related to long-term commitments includes $33 million of minimum commitments between 1999 and 2008 for leased facilities that we have or will abandon, $19 million related to minimum contractual network lease commitments that expire between 1999 and 2001, for which we will receive no future benefit due to the migration of traffic to owned facilities, and $4 million of other commitments. Because of organizational and operational changes that occurred, management concluded in 1999 that selected leased properties would not be abandoned according to the original plan that was approved by management. Therefore, in 1999 a reversal of a $9 million charge to in-process research and development and other charges was recorded in connection with this plan amendment. Additionally, the $33 million related to asset write-downs and loss contingencies includes $9 million for the decommission of information systems that have no alternative future use, $9 million for the write-down to fair value of assets held for sale that were disposed of in 1998 and $15 million related to legal costs and other items related to Brooks Fiber Properties.

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

    INTEREST EXPENSE. Interest expense for 1999 was $966 million or 2.7% of revenues, as compared to $692 million or 3.9% of revenues reported for 1998. The increase in interest expense is attributable to higher debt levels as a result of the MCI merger, higher capital expenditures and the 1998 fixed rate debt financings, offset by lower interest rates as a result of tender offers for outstanding debt in the first and fourth quarters of 1999 and slightly lower rates in effect on our variable rate debt. Interest expense for 1999 was favorably impacted as a result of SHL sale proceeds, investment sales proceeds and proceeds from the increase in our receivables purchase program being utilized to repay indebtedness under our credit facilities and commercial paper program. For 1999 and 1998, weighted average annual interest rates on our long-term debt were 7.23% and 7.33% respectively, while weighted average annual levels of borrowings were $19.1 billion and $12.7 billion, respectively.

    MISCELLANEOUS INCOME AND EXPENSE.  Miscellaneous income for 1999 was
$242 million or 0.7% of revenues as compared to $44 million or 0.2% of revenues reported for 1998. Miscellaneous income and expense for 1999 includes
$374 million of gains on securities sold, offset by $171 million of foreign currency translation losses related to the impact of the local currency devaluation in Brazil and its effect on Embratel's holdings of U.S. dollar and other foreign currency denominated debt. Also included in miscellaneous income and expense for 1999 was a $62 million charge related to the redemption of our outstanding 9.375% senior notes, 13.5% senior notes and 6.75% convertible subordinated debentures.

    PROVISION FOR INCOME TAXES. The effective income tax rate for 1999 was 41.4% of income before taxes. The 1999 rate is greater than the expected federal statutory rate of 35% primarily due to the fact that amortization of the goodwill related to the MCI merger is not deductible for tax purposes. Excluding the non-deductible amortization of goodwill, our effective income tax rate would have been 36.2%.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of $36 million, net of income tax benefit of $22 million. This expense represented start-up costs incurred primarily in conjunction with the development and construction of the advanced messaging network of SkyTel, which are required to be expensed as incurred in accordance with this accounting standard.

    EXTRAORDINARY ITEMS. In the first quarter of 1998, we recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and related refinancings of our outstanding debt from the Brooks Fiber Properties merger.

    NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. For the year ended December 31, 1999, we reported net income applicable to common shareholders of $3.9 billion as compared to a net loss of $2.8 billion for 1998. Diluted income per common share for 1999 was $1.35 as compared to a loss per share of $1.43 in 1998.

ADDITIONAL DISCUSSION RELATED TO WORLDCOM GROUP AND MCI GROUP FINANCIAL
  STATEMENTS

    Each of the WorldCom group and the MCI group includes the results of operations shown in the combined statements of operations and the attributed assets and liabilities shown in the combined balance sheets of the relevant group. If we acquire interests in other businesses, we intend to attribute those assets and any related liabilities to our WorldCom group or our MCI group in accordance with our tracking stock policy statement. All net income and cash flows generated by the assets will be attributed to the group to which the assets were attributed and all net proceeds from any disposition of these assets will also be attributed to that group.

    Although we sometimes refer to such assets and liabilities as those of the WorldCom group or the MCI group, neither of the groups is a separate legal entity. Rather, all of the assets of a group are owned by WorldCom and holders of the WorldCom group stock or the MCI group stock will be shareholders of WorldCom and subject to all of the risks of an investment in WorldCom and all of its businesses, assets and liabilities.

    We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in filings by WorldCom under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

    Our board of directors may at any time modify, make exceptions to, or abandon any of the policies set forth in our tracking stock policy statement with respect to the allocation of corporate opportunities, financing arrangements, assets liabilities, debt, interest and other matters, or may adopt additional policies, in each case without shareholder approval. Our board is subject to fiduciary duties to all of WorldCom's stockholders as one group, not to the holders of any series of stock separately. Any changes or exceptions will be made after a determination by the board of what is in the best interests of WorldCom as a whole, which may be detrimental to the interests of the holders of one series of stock. The ability to make these changes may make it difficult to address the future of a group based on the group's past performance.

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
                                           =======        ======         =======

    Under our tracking policy statement, our board of directors may reallocate assets to the other group for fair value at any time without shareholder approval.

    REVENUES. Revenues have been attributed to the WorldCom group and the MCI group based on specific identification of the lines of business that are attributed to the two groups.

    LINE COSTS. Allocated costs and related liabilities within this caption include the costs of the fiber optic systems attributed to the WorldCom group and the costs of the business voice switched services attributed to the MCI group. Line costs which are specifically identifiable to a particular group based on usage of the network are allocated to that group; any remaining line costs that cannot be specifically identified are allocated between the groups using methodologies that management believes are reasonable, such as the total revenues generated by each group.

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

    All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group will be allocated an expense, and the WorldCom group will be allocated a corresponding decrease in costs, for the use of the MCI tradenames. For purposes of preparing the historical financial statements for the groups included in this proxy statement and prospectus, an expense of $27.5 million per annum was allocated to the MCI group, and a corresponding decrease in costs was allocated to the WorldCom group, in each case since the date of acquisition of MCI, for use by the MCI group of the MCI tradenames. The charge for the next five years will be based on the following schedule:

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
                                           =======        =======        =======

    FINANCING ARRANGEMENTS. As of January 1, 1999, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and $15.2 billion of our debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, we considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Management believes that the initial allocation is equitable and supportable by both the WorldCom group and the MCI group. The debt allocated to the MCI group will bear interest at a rate indicative of the rate at which the MCI group would borrow from third parties if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Interest rates will be calculated on a quarterly basis. For purposes of the combined historical financial statements of each of the groups included in this proxy statement and prospectus, debt allocated to the MCI group was determined to bear an interest rate equal to the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. Interest allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense charged to the MCI group.

    Upon the recapitalization, each group's debt will increase or decrease by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, share repurchases and other financing activities.

    As of December 31, 2000, our receivables purchase program consisted of a $3.5 billion pool of receivables in which the purchaser had an undivided interest in $1.95 billion of those receivables. The WorldCom group was allocated $2.4 billion of the pool and $1.6 billion of the sold receivables. The MCI group was allocated the balance. The receivables sold were attributed principally based on specific identification, or allocated based on total revenues. Management believes that this method of allocation is equitable and provides a reasonable estimate of the receivables attributable to the groups.

    WORLDCOM GROUP RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the WorldCom group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                                  1998
                                                UNAUDITED                1999                  2000
                                           -------------------    -------------------   -------------------
Revenues.................................  $ 9,809      100.0%    $19,736     100.0%    $22,755     100.0%
Line costs...............................    4,801       48.9       7,905      40.1       8,745      38.4
Selling, general and administrative......    2,212       22.6       4,195      21.3       5,689      25.0
Depreciation and amortization............    1,744       17.8       3,013      15.3       3,280      14.4
In-process research and development and
  other charges..........................    2,474       25.2          (8)       --          --        --
                                           -------     ------     -------     -----     -------     -----
Operating income (loss)..................   (1,422)     (14.5)      4,631      23.5       5,041      22.2
Other income (expense):
    Interest expense.....................     (180)      (1.8)       (460)     (2.3)       (458)     (2.0)
    Miscellaneous........................       44        0.4         237       1.2         385       1.7
                                           -------     ------     -------     -----     -------     -----
Income (loss) before income taxes,
  minority interests, cumulative effect
  of accounting change and extraordinary
  items..................................   (1,558)     (15.9)      4,408      22.3       4,968      21.8
Provision for income taxes...............      409        4.2       1,856       9.4       1,990       8.7
                                           -------     ------     -------     -----     -------     -----
Income (loss) before minority interests,
  cumulative effect of accounting change
  and extraordinary items................   (1,967)     (20.1)      2,552      12.9       2,978      13.1
Minority interests.......................      (93)      (0.9)       (186)     (0.9)       (305)     (1.3)
Cumulative effect of accounting change...       --         --          --        --         (75)     (0.3)
Extraordinary items......................     (129)      (1.3)         --        --          --        --
Preferred dividends and distributions on
  subsidiary trust mandatorily redeemable
  preferred securities...................       42        0.4          72       0.4          65       0.3
                                           -------     ------     -------     -----     -------     -----
Net income (loss)........................  $(2,231)     (22.7)%   $ 2,294      11.6%    $ 2,533      11.1%
                                           =======     ======     =======     =====     =======     =====

YEAR ENDED DECEMBER 31, 1999 VS.
  YEAR ENDED DECEMBER 31, 2000

    REVENUES. Revenues for 2000 increased 15.3% to $22.8 billion versus $19.7 billion for the same period in the prior year. The increase in total revenues is attributable to internal growth of the WorldCom group.

    Revenues and line costs for all periods reflect a classification change for reciprocal compensation which is now being treated as an offset to cost of sales. Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. As such, we determined that it is more appropriate to reflect this reimbursement net of cost. Previously, we recorded reciprocal compensation on a gross basis as revenues. Operating income, net income and the balance sheet are not affected by this reclassification.

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
                                                    =======    =======

    Voice revenues for 2000 decreased 5.3% over the prior year period on traffic growth of 6.4% as a result of federally mandated access charge reductions, noted under line costs below, that were passed through to the customer. The revenue decrease was partially offset by local voice revenue increases of 17.4% and wireless voice revenue increases of 104% for 2000. We continued to show significant percentage gains in local and wireless voice services as customers purchased "all-distance" voice services from us. However, local revenues and wireless voice revenues are still a relatively small component of total commercial voice revenues. Excluding local and wireless voice revenues, commercial voice services revenues for 2000 decreased 15.2% over 1999. Voice revenues include both domestic commercial long distance and local switched revenues.

    Data revenues for 2000, increased 27.0% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. The revenue growth for data services was driven by a 32.8% increase in frame relay and asynchronous transfer mode services. As of December 31, 2000, approximately 35% of data revenues were derived from frame relay and asynchronous transfer mode services. We continued to experience strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks. Additionally, as of December 31, 2000, our domestic local voice grade equivalents had increased 98% to 65.5 million versus the prior year amount.

    International revenues for 2000 increased 33.7% to $5.9 billion versus
$4.4 billion for 1999. This includes a 28% increase in revenues from Europe, a 27% increase in revenues from South America, which is Embratel, and a 119% increase in revenues from Asia and other areas. Our international network reach continued to expand. As of December 31, 2000, we had 21 international facility based city networks versus 17 in 1999. Additionally, during 2000 we added over 5,000 buildings for a total of over 15,000 buildings connected on the international networks.

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

    SAB 101, other revenues which, prior to April 1999, primarily consisted of the operations of SHL, were a reduction of $33 million for 2000 and $523 million for the year ended December 31, 1999. During the fourth quarter of 2000, we implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a $33 million decrease in revenues for 2000 at the WorldCom group. In April 1999, we completed the sale of SHL to Electronic Data Systems for $1.6 billion.

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

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 2000 were $5.7 billion or 25.0% of revenues as compared to $4.2 billion or 21.3% of revenues for 1999. Selling, general and administrative expenses for 2000 includes a $340 million pre-tax charge associated with specific accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000, and a $93 million pre-tax one-time charge recorded in the second quarter of 2000 associated with the termination of the Sprint merger agreement, including regulatory, legal, accounting and investment banking fees and other costs. Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 23.1% for 2000. Selling, general and administrative expenses for 2000 includes increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development. These increased costs affected selling, general and administrative expense as a percentage of revenues by approximately three percentage points. We expect selling, general and administrative expenses to increase over the next twelve months at the WorldCom group as a result of the previously noted costs being incurred at an accelerated pace.

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

    INTEREST EXPENSE. Interest expense for 2000 was $458 million or 2.0% of revenues as compared to $460 million or 2.3% of revenues for 1999. Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent.

    MISCELLANEOUS INCOME AND EXPENSE.  Miscellaneous income for 2000 was
$385 million or 1.7% of revenues as compared to $237 million or 1.2% of revenues for 1999. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

    PROVISION FOR INCOME TAXES. The effective income tax rate for 2000 was 40.1% of income before taxes. The 2000 rate is greater than the expected federal statutory rate of 35% primarily due to the amortization of the non-deductible goodwill. Excluding non-deductible amortization of goodwill, the WorldCom group's effective income tax rate would have been 34.1%.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During the fourth quarter of 2000, we implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $75 million, net of income tax benefit of $43 million at the WorldCom group.

    NET INCOME. For the year ended December 31, 2000, the WorldCom group reported net income of $2.5 billion as compared to $2.3 billion for the year ended December 31, 1999.

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
                                                      ======    =======

    Voice revenues for 1999 increased 9.9% as compared to $6.8 billion for the 1998 pro forma amount, driven by a gain of 6.6% in traffic as a result of customers purchasing "all-distance" voice services from us. Local voice revenues grew 113% in 1999 versus the same period of the prior year, but remained a relatively small component of voice revenues for 1999. These volume and revenue gains were offset partially by federally mandated access charge reductions, noted under line costs below, that were passed through to the customer.

    Data revenues for 1999 increased 23.2% over the 1998 pro forma amount of $4.7 billion. The revenue growth for data services continued to be driven by significant commercial end-user demand for high-speed data and by Internet-related growth on both a local and long-haul basis. This growth was driven by connectivity demands and also by corporate enterprise applications that have become more strategic, far reaching and complex. In addition, bandwidth consumption drove an acceleration in growth for higher capacity circuits. As of December 31, 1999, we had approximately 33.1 million domestic local voice grade equivalents and over 39,000 buildings in the United States connected over its high-capacity circuits. Domestic local route miles of connected fiber exceeded 8,000 and domestic long distance route miles exceeded 47,000 as of December 31, 1999.

    International revenues increased 93.5% in 1999 to $4.4 billion versus
$2.3 billion for 1998. The increase is attributable to the Embratel acquisition and internal growth. Embratel revenues for 1998 only reflect Embratel operations after September 14, 1998 because Embratel was purchased by MCI in August 1998 (just prior to our merger with MCI). International revenues excluding Embratel for 1999 were $1.6 billion, an increase of 49.0% as compared with $1.1 billion for the same pro forma period of the prior year. We continued to extend the reach of its end-to-end networks and as of December 31, 1999, provided us the capability to connect approximately 10,000 buildings in Europe, all over our high-capacity circuits.

    Internet revenues for 1999 increased 64.8% over the 1998 pro forma amount of $943 million. Growth for 1999 was driven by more business customers migrating their data networks and applications to Internet-based technologies. Additionally, during 1999 we increased the capacity of our global Internet network to OC-48 in response to the increasing backbone transport requirements of its commercial and wholesale accounts.

    Other revenues, which primarily consist of the operations of SHL, for 1999 were $523 million, a decrease of 69.8% versus $1.7 billion for the 1998 pro forma period. In April 1999, we completed the sale of SHL to Electronic Data Systems for $1.6 billion.

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

    INTEREST EXPENSE. Interest expense for 1999 was $460 million or 2.3% of revenues, as compared to $180 million or 1.8% of revenues reported for 1998. Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent.

    MISCELLANEOUS INCOME AND EXPENSE.  Miscellaneous income for 1999 was
$237 million or 1.2% of revenues as compared to $44 million or 0.4% of revenues reported for 1998. Miscellaneous income and expense for 1999 includes
$374 million of gains on securities sold, offset by $171 million of foreign currency translation losses related to the impact of the local currency devaluation in Brazil and its effect on Embratel's holdings of U.S. dollar and other foreign currency denominated debt. Also included in miscellaneous income and expense for 1999 was a $62 million charge related to the redemption of WorldCom's outstanding 9.375% senior notes, 13.5% senior notes and 6.75% convertible subordinated debentures.

    PROVISION FOR INCOME TAXES. The effective income tax rate for 1999 was 42.1% of income before taxes. The 1999 rate is greater than the expected federal statutory rate of 35% primarily due to the fact that amortization of the goodwill related to the MCI merger is not deductible for tax purposes. Excluding the non-deductible amortization of goodwill, the WorldCom group's effective income tax rate would have been 35.4%.

    EXTRAORDINARY ITEMS. In the first quarter of 1998, the WorldCom group recorded an extraordinary item totaling $129 million, net of income tax benefit of $78 million. The charge was recorded in connection with the tender offers and related refinancings of WorldCom's outstanding debt from the Brooks Fiber Properties merger.

    NET INCOME (LOSS). For 1999, the WorldCom group reported net income of $2.3 billion as compared to a net loss of $2.2 billion reported for 1998.

    MCI GROUP RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the MCI group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                     1998
                                                   UNAUDITED                  1999                  2000
                                              -------------------      -------------------   -------------------
Revenues....................................   $7,808     100.0%       $16,172     100.0%    $16,335     100.0%
Line costs..................................    3,319      42.5          7,087      43.8       7,177      43.9
Selling, general and administrative.........    2,441      31.3          5,071      31.4       5,162      31.6
Depreciation and amortization...............      317       4.1            757       4.7         884       5.4
In-process research and development and
  other charges.............................    1,251      16.0             --        --          --        --
                                               ------     -----        -------     -----     -------     -----
Operating income............................      480       6.1          3,257      20.1       3,112      19.1
Other income (expense):
  Interest expense..........................     (512)     (6.6)          (506)     (3.1)       (512)     (3.1)
  Miscellaneous.............................       --        --              5        --          --        --
                                               ------     -----        -------     -----     -------     -----
Income before income taxes and cumulative
  effect of accounting change...............      (32)     (0.4)         2,756      17.0       2,600      15.9
Provision for income taxes..................      468       6.0          1,109       6.9       1,035       6.3
                                               ------     -----        -------     -----     -------     -----
Income (loss) before cumulative effect of
  accounting change.........................     (500)     (6.4)         1,647      10.2       1,565       9.6
Cumulative effect of accounting change......      (36)     (0.5)            --        --         (10)     (0.1)
                                               ------     -----        -------     -----     -------     -----
Net income (loss)...........................   $ (536)     (6.9)%      $ 1,647      10.2%    $ 1,555       9.5%
                                               ======     =====        =======     =====     =======     =====

YEAR ENDED DECEMBER 31, 1999 VS.
  YEAR ENDED DECEMBER 31, 2000

    REVENUES. Revenues for 2000 increased 1.0% to $16.3 billion versus $16.2 billion for 1999. The increase in total revenues is attributable to internal growth of the MCI group.

    Revenues and line costs for all periods reflect a classification change for reciprocal compensation and central office based remote access equipment sales which are now being treated as offsets to cost of sales. Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. Central office based remote access equipment sales represent the reimbursement of customer specific equipment costs incurred by us on behalf of the customer as part of our service provisioning. As such, the MCI group has determined that it is more appropriate to reflect these reimbursements net of cost. Previously, the MCI group recorded these items on a gross basis as revenues. Revenues and line costs for all periods also reflect the reclassification of small business and consumer primary interexchange carrier charges from revenues to line costs. Effective July 1, 2000, as a result of the FCC's CALLs order, the PICC fee is billed directly to the customer by the traditional phone company rather than to WorldCom and rebilled to the customer. Operating income, net income and the balance sheet are not affected by these reclassifications.

    Actual reported revenues by category for the year ended December 31, 1999 and 2000 reflect the following changes by category (dollars in millions):

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
                                                    =======    =======

    Wholesale and consumer revenues for 2000 decreased 3.1%, over the prior year period. The wholesale market continues to be extremely price competitive as declines in minute rates outpaced increases in traffic resulting in revenue decreases of 14.1%, for 2000, versus the prior year period. Wholesale revenues for 2000 were also impacted by proactive fourth quarter 2000 revenue actions which had the effect of reducing wholesale revenues by approximately
$90 million in the fourth quarter of 2000. These actions were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation. The wholesale market decreases were partially offset by a 2.5% increase in consumer revenues as the MCI group's partner marketing programs helped to drive Dial-1 product gains. Consumer revenue growth was impacted by declines in transaction brands and calling card services, which have been pressured by increasing wireless substitution, and 10-10-321, which the MCI group no longer actively markets. We expect to see continued pricing pressure in both the wholesale and consumer businesses, which will affect both revenue growth and gross margins.

    Alternative channels and small business revenues for 2000 increased 12.7% over the prior year period. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. This increase is primarily attributable to internal growth for wholesale alternative channel voice revenues. We expect that pricing pressures in the wholesale and small business markets will negatively affect revenue growth and gross margins in this area and this level of growth will decline in the foreseeable future as a result of these services being de-emphasized as we shift the MCI group's focus from revenue growth to cash generation.

    Dial-up Internet revenue growth for 2000 was 8.8% over the prior year amount. Our dial access network has grown 71% to over 2.8 million modems as of December 31, 2000, compared with the prior year. Additionally, Internet connect hours increased 54.8% to 6.5 billion hours for 2000 versus the prior year. These network usage increases were offset by pricing pressure on dial-up Internet traffic as a result of contract repricings in the second quarter of 2000, which lowered average revenue per hour by 25% for 2000 versus the prior year period.

    SAB 101 revenues for 2000 were a reduction of $4 million versus zero for 1999. During the fourth quarter of 2000, we implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. As required by SAB 101, we retroactively adopted this accounting effective
January 1, 2000, which resulted in a $4 million decrease in revenues for 2000 at the MCI group.

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

    INTEREST EXPENSE. Interest expense for 2000 was $512 million or 3.1% of revenues as compared to $506 million or 3.1% of revenues for 1999. Interest expense on borrowings incurred by WorldCom and allocated to the MCI group was based on the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 1999, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group.

    MISCELLANEOUS INCOME AND EXPENSE. For the year ended December 31, 2000, miscellaneous income was zero as compared to $5 million for 1999.

    PROVISION FOR INCOME TAXES. The effective income tax rate for 2000 was 39.8% of income before taxes. The 2000 rate is greater than the expected federal statutory rate of 35% primarily due to the amortization of the non-deductible goodwill. Excluding non-deductible amortization of goodwill, the MCI group's effective income tax rate would have been 36.7%.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During the fourth quarter of 2000, we implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $10 million, net of income tax benefit of $7 million at the MCI group.

    NET INCOME. For the year ended December 31, 2000, the MCI group reported net income of $1.56 billion as compared to $1.65 billion for the year ended December 31, 1999.

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

    Dial-up Internet revenues for 1999 increased 44.4% over the 1998 pro forma amount of $1.0 billion. Growth was driven by increased wholesale Internet service provider arrangements with vendors. Our dial access network has grown over 85% to 1.7 million modems, compared with the same period in the prior year.

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

    INTEREST EXPENSE. Interest expense for 1999 was $506 million or 3.1% of revenues, as compared to $512 million or 6.6% of revenues reported for 1998. Interest expense on borrowings incurred by WorldCom and allocated to the MCI group was based on the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 1998,
$6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group.

    MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous income for 1999 was $5 million as compared to zero for 1998.

    PROVISION FOR INCOME TAXES. The effective income tax rate for 1999 was 40.2% of income before taxes. The 1999 rate is greater than the expected federal statutory rate of 35% primarily due to the fact that amortization of the goodwill allocated to the MCI group in connection with the MCI merger is not deductible for tax purposes. Excluding the non-deductible amortization of goodwill, the MCI group's effective income tax rate would have been 37.3%.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of $36 million, net of income tax benefit of $22 million at the MCI group. This expense represented start-up costs incurred primarily in conjunction with the development and construction of the advanced messaging network of Skytel, which are required to be expensed as incurred in accordance with this accounting standard.

    NET INCOME (LOSS). For 1999, the MCI group reported net income of $1.6 billion as compared to a net loss of $536 million reported for 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, our total debt was $24.9 billion, an increase of $6.8 billion from December 31, 1999. Additionally, at December 31, 2000, we had available liquidity of $7.8 billion under our credit facilities and commercial paper program (which are described below) and from available cash. For
December 31, 2000 and 1999, the MCI group was notionally allocated $6.0 billion of WorldCom's debt and the remaining outstanding debt was notionally allocated to the WorldCom group. WorldCom management has a wide degree of discretion over the cash management policies of both the WorldCom group and the MCI group. Cash generated by either group could be transferred to the other group without prior approval of WorldCom's shareholders. Due to the discretion possessed by management over the cash management policies of both groups, including the timing and decision of whether to finance capital expenditures, it may be difficult to assess each group's liquidity and capital resource needs, and, in turn, the future prospects of each group based on past performance.

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

OPERATING ACTIVITIES

    For the years ended December 31, 1998, 1999 and 2000, our cash flows from operations was as follows (dollars in millions):

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

INVESTING ACTIVITIES

    For the years ended December 31, 1998, 1999 and 2000, our net cash used in investing activities was as follows (dollars in millions):

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

FINANCING ACTIVITIES

    For the years ended December 31, 1998, 1999 and 2000, cash provided by (used in) financing activities was as follows (dollars in millions):

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

    Date: April 25, 2001

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

    LITIGATION

    In November 2000, class action complaints were filed in the United States District Court for the Southern District of Mississippi against WorldCom and some of its executive officers. The complaints generally allege that the defendants made false and misleading statements about some aspects of the

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
Company's performance by failing to disclose, among other things, that the merger with MCI did not yield the anticipated cost savings and revenue increases, that the Company's growth rate was declining, and that its financial statements were inflated due to the failure to write down, on a timely basis, $405 million in receivables. Based on these allegations, the complaints assert claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the 1934 Securities Act. The complaints seek to certify a class of persons who purchased or otherwise acquired WorldCom shares between April 13, 2000 and November 1, 2000. The court consolidated these actions on March 27, 2001, along with another purported class action lawsuit filed on behalf of individuals who purchased stock in Intermedia Communications, Inc. between September 5 and November 1, 2000, which action asserts substantially similar claims and alleges that after the announcement of the WorldCom-Intermedia merger, the price of Intermedia stock was tied to the price of WorldCom stock. The Company believes that the factual allegations and legal claims asserted in the complaints are without merit and it intends to defend them vigorously.

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

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
Plaintiffs assert that our conduct violates the Communications Act and various state laws; the complaint seeks rebates to all affected customers as well as punitive damages and other relief. In response to a motion filed by us, the Judicial Panel on Multi-District Litigation consolidated these matters in the United States District Court for the Southern District of Illinois. The parties have entered into a memorandum of understanding to settle these cases, pursuant to which we would pay $88 million for the benefit of the settlement class. Judicial approval of the tentative settlement is required. WorldCom's appeal of the FCC's HALPRIN decision to the United States Court of Appeals for the District of Columbia Circuit is stayed pending judicial review of the proposed settlement.

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

    On February 15, 2001, the parties agreed to resolve the issues related to the consolidated action by entering into a memorandum of understanding. The proposed settlement, which is conditioned on consummation of the merger between WorldCom and Intermedia, negotiation and execution of a

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(10) CONTINGENCIES--  (CONTINUED)
formal written stipulation of settlement and preliminary and final approval by the court, will fully resolve all claims asserted in the consolidated action. The principal terms of the proposed settlement, as set forth in the memorandum of understanding, are:

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

    On March 5, 2001, the parties presented the settlement to the Chancery Court and on that date the Chancery Court ordered, among other things, that the terms of the settlement be presented to record holders of shares of Digex common stock (other than the defendants in the Delaware Digex Stockholders litigation and their affiliates) at any time during the period from and including August 31 through and including March 2, 2001, through published and mailed notice. The Court further ordered that the settlement be presented for approval at a hearing in Wilmington, Delaware on April 6, 2001.

    On April 6, 2001 the Court conducted the hearing and approved the settlement as presented by the parties. As a result, an Order and Final Judgment was entered by the Chancery Court approving the settlement on April 6, 2001. Under Delaware law, any interested parties may be entitled to file an appeal of the Order and Final Judgment with 30 days of its entry on April 6, 2001.

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

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

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(11) EMPLOYEE BENEFIT PLANS--  (CONTINUED)
    The following table summarizes information about the shares outstanding at December 31, 2000:

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

401(K) PLANS:

    The Company and its subsidiaries offer its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(11) EMPLOYEE BENEFIT PLANS-- (CONTINUED) earnings not to exceed $10,500. The Company matches individual employee contributions in selected plans, up to a maximum level which in no case exceeds 6% of the employee's compensation. Expenses recorded by the Company relating to its 401(k) plans were $26 million, $108 million and $112 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(15) SEGMENT AND GEOGRAPHIC INFORMATION--  (CONTINUED)
    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows (in millions):

                                            REVENUES                   SELLING, GENERAL AND
                                         FROM EXTERNAL                    ADMINISTRATIVE                      CAPITAL
                                           CUSTOMERS                         EXPENSES                       EXPENDITURES
                                 ------------------------------   ------------------------------   ------------------------------
                                   1998       1999       2000       1998       1999       2000       1998       1999       2000
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Voice and data.................  $ 6,066    $13,263    $14,425     $1,212     $2,170    $ 2,611     $2,796     $4,186    $ 5,800
Internet.......................      897      1,554      2,455        224        485        598        613      1,346      2,576
International operations.......    1,090      1,624      2,364        348        774      1,094      1,078      1,494      1,754
Consumer.......................    2,204      7,590      7,778        904      3,275      2,823        139        235        146
Wholesale......................    2,896      3,943      3,388        581        620        538        263        192         94
Alternative channels and small
  business.....................    1,706      3,142      3,541        665        808      1,030         94        182         75
Dial-up Internet...............    1,002      1,497      1,628        291        368        426         98        178        185
Corporate--Sprint merger costs
  and other charges............       --         --         --         --         --        778         --         --         --
Other..........................      574        523         --        170        170         --         36         10         --
Elimination of intergroup
  expenses.....................       --         --         --        (90)      (331)      (254)        --         --         --
                                 -------    -------    -------     ------     ------    -------     ------     ------    -------
  Total before Embratel........   16,435     33,136     35,579      4,305      8,339      9,644      5,117      7,823     10,630
Embratel.......................    1,182      2,854      3,665        258        610        980        369        893        854
Elimination of intersegment
  revenue/expenses.............       --        (82)      (154)        --        (14)       (27)        --         --         --
                                 -------    -------    -------     ------     ------    -------     ------     ------    -------
  Total........................  $17,617    $35,908    $39,090     $4,563     $8,935    $10,597     $5,486     $8,716    $11,484
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

    Results for the quarter ended December 31, 2000 include increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development, employee retention costs and costs associated with multichannel multipoint distribution service product development. Additionally, margins were adversely affected by contract repricings in the second quarter of 2000 for Dial-up Internet services as well as continued competitive pricing on the Dial-up Internet business which effectively held the average cost per hour constant although average dial-up revenue per hour increased 33% for the fourth quarter of 2000 versus the fourth quarter of 1999.

    Fourth quarter 2000 results were also impacted by non-core wholesale actions in the fourth quarter of 2000, which lowered revenues, but had little or no effect on selling, general and administrative expenses for both the wholesale and alternative channels and small business segments. These revenue reductions were the result of services being de-emphasized at the MCI group segment as MCI group shifts its focus from revenue growth to cash generation.

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

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(18) RELATED PARTY TRANSACTIONS--  (CONTINUED)
The term "Additional Payments" means the following amounts otherwise payable to the Lender by Mr. Ebbers or certain companies controlled by him: (1) $36 million due and payable on June 30, 2001, unless an approximately $45.6 million letter of credit used to support financing to an unrelated third party (the "Letter of Credit") is cancelled and the Lender is reimbursed for all draws thereunder other than as a result of the liquidation of collateral by the Lender; (2) $25 million due and payable on September 30, 2001; (3) any amounts subject to a margin call with respect to certain margin debt (the "Margin Debt") which are due and payable on the following business day; (4) additional amounts depending upon the price at which WorldCom Common Stock closes; and (5) all of the Margin Debt (including interest, principal, fees and expenses) is due and payable on the business day following the first day on which WorldCom Common Stock closes at $10 per share or less, together with a cash payment or equivalent sufficient to fully collateralize the Letter of Credit.

    As of March 30, 2001, the Margin Debt aggregated approximately $183.7 million, including accrued interest, pursuant to various loans which become due and payable on or before January 31, 2002. The loans are secured by the pledge of approximately 11.3 million shares of WorldCom Common Stock owned by Mr. Ebbers. The obligations of Mr. Ebbers to the Lender, including the Additional Payments, become due and payable upon an event of default under the agreements between Mr. Ebbers and the Lender, which includes, among other things, Mr. Ebbers ceasing to be the President and Chief Executive Officer of the Company or any materially adverse change in his compensation package from the Company. As of March 30, 2001, no demand under the guaranty had been made on the Company.

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

(19) CONSOLIDATING INFORMATION--

    After shareholder approval of the recapitalization, the Company intends to separate for financial reporting purposes WorldCom group and MCI group. Below is the consolidating financial information of WorldCom group and MCI group. The financial information reflects the businesses attributed to WorldCom group and MCI group including the allocation of revenues and expenses between WorldCom group and MCI group in accordance with our allocation policies. See Note 1 to the

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
WorldCom group's and MCI group's combined financial statements for a detailed description of the tracking stock policy statement and intergroup allocation policies.

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

    The accompanying consolidating financial statements for WorldCom, Inc. as of and for the year ended December 31, 1998 are unaudited. The Company's management is solely responsible for these financial statements, without benefit of independent accounting experts, and believes the 1998 consolidating financial statements have been prepared in conformity with accounting principles generally accepted in the United States using standards of materiality consistent with the audited consolidating financial statements for 1999 and 2000.

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
                                                      =======    =======       ======      =======

                        WORLDCOM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(19) CONSOLIDATING INFORMATION--  (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31, 2000
                                                       ---------------------------------------------
                                                       WORLDCOM     MCI
                                                        GROUP      GROUP     ELIMINATIONS   WORLDCOM
                                                       --------   --------   ------------   --------
Cash flows from operating activities:
Net income...........................................  $ 2,598     $1,555     $      --     $  4,153
Adjustments to reconcile net income to net cash
  provided by operating activities...................    2,732        781            --        3,513
                                                       --------    ------     ---------     --------
    Net cash provided by operating activities........    5,330      2,336            --        7,666
                                                       --------    ------     ---------     --------

Cash flows from investing activities:
Capital expenditures.................................   (9,368)      (500)           --       (9,868)
Capital expenditures, Embratel and undersea cables...   (1,616)        --            --       (1,616)
Acquisitions and related costs.......................      (14)        --            --          (14)
Other investing activities, net......................   (2,614)      (273)           --       (2,887)
                                                       --------    ------     ---------     --------
    Net cash used in investing activities............  (13,612)      (773)           --      (14,385)
                                                       --------    ------     ---------     --------

Cash flows from financing activities:
Principal borrowings on debt, net....................    6,377         --            --        6,377
Attributed stock activity of WorldCom, Inc...........      585         --            --          585
Distributions on subsidiary trust mandatorily
  redeemable preferred securities....................      (64)        --            --          (64)
Dividends paid on preferred stock....................       (1)        --            --           (1)
Intergroup advances, net.............................    1,592     (1,592)           --           --
Other................................................     (274)        --            --         (274)
                                                       --------    ------     ---------     --------
    Net cash provided by (used in) financing
      activities.....................................    8,215     (1,592)           --        6,623
                                                       --------    ------     ---------     --------
Effect of exchange rates on cash.....................      (19)        --            --          (19)
                                                       --------    ------     ---------     --------
Net decrease in cash and cash equivalents............      (86)       (29)           --         (115)
Cash and cash equivalents beginning of period........      806         70            --          876
                                                       --------    ------     ---------     --------
Cash and cash equivalents end of period..............  $   720     $   41     $      --     $    761
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

       10.35            Limited Guaranty made as of February 12, 2001 by WorldCom in favor of Bank of America, N.A. (incorporated herein by
                        reference from Exhibit 10.35 to WorldCom's Annual Report on
                        Form 10-K for the year ended December 31, 2000) (File No.
                        0-11258)

       10.36            Promissory Note dated December 29, 2000 between the Borrower and WorldCom (incorporated herein by reference from Exhibit
                        10.36 to WorldCom's Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 01-11258)

       12.1             Statement re Computation of Ratio of Earnings to Fixed
                        Charges (incorporated herein by reference from Exhibit 12.1 to WorldCom's Annual Report on Form 10-K for the year ended
                        December 31, 2000) (File No. 0-11258)

       21.1 Subsidiaries of WorldCom (incorporated herein by reference from Exhibit 21.1 to WorldCom's Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 0-11258)

       23.1             Consent of Arthur Andersen LLP

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