Form 10-Q
period 2001-03-31
WORLDCOM INC/GA//
filed 2001-05-15
CIK 723527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to ______

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

                                 Yes |X| No |_|

      The number of outstanding shares of the registrant's common stock, par value $.01 per share, was 2,888,055,328, net of treasury shares, on April 30, 2001.

--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            December 31, 2000 and March 31, 2001 ...........................   3

            Consolidated Statements of Operations for the
            three months ended March 31, 2000
            and March 31, 2001 .............................................   4

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and
            March 31, 2001 .................................................   5

            Notes to Consolidated Financial Statements .....................   6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..................  23

Item 3.     Quantitative and Qualitative Disclosures about Market Risk .....  39

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ..............................................  40

Item 2.     Changes in Securities and Use of Proceeds ......................  40

Item 3.     Defaults Upon Senior Securities ................................  40

Item 4.     Submission of Matters to a Vote
            of Securities Holders ..........................................  40

Item 5.     Other Information ..............................................  40

Item 6.     Exhibits and Reports on Form 8-K ...............................  40

Signature   ................................................................  41

Exhibit Index...............................................................  42

                         WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Unaudited. In Millions, Except Share Data)

                                                                                             December 31,    March 31,
                                                                                                 2000          2001
                                                                                             ------------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $    761      $    669
  Accounts receivable, net of allowance for bad debts of $1,532 in 2000 and $1,521 in 2001        6,815         6,707
  Deferred tax asset                                                                                172           172
  Other current assets                                                                            2,007         2,068
                                                                                               --------      --------
         Total current assets                                                                     9,755         9,616
                                                                                               --------      --------
Property and equipment:
  Transmission equipment                                                                         20,288        21,381
  Communications equipment                                                                        8,100         8,099
  Furniture, fixtures and other                                                                   9,342         9,717
  Construction in progress                                                                        6,897         7,187
                                                                                               --------      --------
                                                                                                 44,627        46,384
  Accumulated depreciation                                                                       (7,204)       (7,770)
                                                                                               --------      --------
                                                                                                 37,423        38,614
                                                                                               --------      --------
Goodwill and other intangible assets                                                             46,594        46,543
Other assets                                                                                      5,131         4,807
                                                                                               --------      --------
                                                                                               $ 98,903      $ 99,580
                                                                                               ========      ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                     $  7,200      $  8,886
  Accounts payable and accrued line costs                                                         6,022         5,480
  Other current liabilities                                                                       4,451         4,195
                                                                                               --------      --------
         Total current liabilities                                                               17,673        18,561
                                                                                               --------      --------
Long-term liabilities, less current portion:
  Long-term debt                                                                                 17,696        17,682
  Deferred tax liability                                                                          3,611         3,613
  Other liabilities                                                                               1,124           980
                                                                                               --------      --------
         Total long-term liabilities                                                             22,431        22,275
                                                                                               --------      --------

Commitments and contingencies

Minority interests                                                                                2,592         2,349

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the
  Company and other redeemable preferred securities                                                 798           798

Shareholders' investment:
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 10,693,437 shares in 2000 and 10,454,756 shares in 2001 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                             --            --
  Preferred stock, par value $.01 per share; authorized: 31,155,008 shares
    in 2000 and 2001; none issued                                                                    --            --
  Common stock, par value $.01 per share; authorized: 5,000,000,000 shares; issued
    and outstanding: 2,887,960,378 shares in 2000 and 2,893,638,847 shares in 2001                   29            29
  Additional paid-in capital                                                                     52,877        52,965
  Retained earnings                                                                               3,160         3,754
  Unrealized holding gain on marketable equity securities                                           345            23
  Cumulative foreign currency translation adjustment                                               (817)         (989)
  Treasury stock, at cost, 6,765,316 shares in 2000 and 2001                                       (185)         (185)
                                                                                               --------      --------
        Total shareholders' investment                                                           55,409        55,597
                                                                                               --------      --------
                                                                                               $ 98,903      $ 99,580
                                                                                               ========      ========

The accompanying notes are an integral part of these statements.

                                   WORLDCOM, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited. In Millions, Except Per Share Data)

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                                2000         2001
                                                                               -------      -------
Revenues                                                                       $ 9,612      $ 9,720
                                                                               -------      -------

Operating expenses:
  Line costs                                                                     3,733        4,108
  Selling, general and administrative                                            2,308        2,868
  Depreciation and amortization                                                  1,147        1,463
                                                                               -------      -------
        Total                                                                    7,188        8,439
                                                                               -------      -------
Operating income                                                                 2,424        1,281
Other income (expense):
  Interest expense                                                                (218)        (297)
  Miscellaneous                                                                    111            4
                                                                               -------      -------
Income before income taxes, minority interests and
  cumulative effect of accounting change                                         2,317          988
Provision for income taxes                                                         947          389
                                                                               -------      -------
Income before minority interests and
  cumulative effect of accounting change                                         1,370          599
Minority interests                                                                 (82)          11
                                                                               -------      -------
Income before cumulative effect of accounting change                             1,288          610
Cumulative effect of accounting change (net of income tax of $50 in 2000)          (85)          --
                                                                               -------      -------
Net income                                                                       1,203          610
Distributions on subsidiary trust and other mandatorily
   redeemable preferred securities                                                  16           16
Preferred dividend requirement                                                       1           --
                                                                               -------      -------
Net income applicable to common shareholders                                   $ 1,186      $   594
                                                                               =======      =======

Earnings per common share:
  Net income applicable to common shareholders before cumulative effect of accounting change:
      Basic                                                                    $  0.45      $  0.21
                                                                               =======      =======
      Diluted                                                                  $  0.44      $  0.20
                                                                               =======      =======
  Cumulative effect of accounting change                                       $ (0.03)     $    --
                                                                               =======      =======
  Net income applicable to common shareholders:
      Basic                                                                    $  0.42      $  0.21
                                                                               =======      =======
      Diluted                                                                  $  0.41      $  0.20
                                                                               =======      =======

The accompanying notes are an integral part of these statements.

                            WORLDCOM, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited. In Millions)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                      2000         2001
                                                                                    -------      -------
Cash flows from operating activities:
Net income                                                                          $ 1,203      $   610
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of accounting change                                               85           --
    Minority interests                                                                   82          (11)
    Depreciation and amortization                                                     1,147        1,463
    Provision for losses on accounts receivable                                         269          374
    Provision for deferred income taxes                                                 626          192
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable                                                            (590)        (414)
        Other current assets                                                           (446)         (47)
        Accounts payable and other current liabilities                                 (485)        (544)
    Other                                                                               (97)         (27)
                                                                                    -------      -------
Net cash provided by operating activities                                             1,794        1,596
                                                                                    -------      -------
Cash flows from investing activities:
  Capital expenditures                                                               (2,340)      (2,235)
  Capital expenditures, Embratel and undersea cables                                   (179)        (152)
  Acquisitions and related costs                                                         (7)        (142)
  Increase in intangible assets                                                        (110)        (219)
  Proceeds from disposition of marketable securities and other long-term assets         188          195
  Increase in other assets                                                             (386)        (402)
  Decrease in other liabilities                                                        (446)        (167)
                                                                                    -------      -------
Net cash used in investing activities                                                (3,280)      (3,122)
                                                                                    -------      -------
Cash flows from financing activities:
  Principal borrowings on debt, net                                                   1,162        1,399
  Common stock issuance                                                                 268           71
  Distributions on subsidiary trust mandatorily redeemable preferred
    securities and dividends paid on preferred stock                                    (17)         (16)
  Redemption of Series C preferred stock                                               (190)          --
  Other                                                                                 (17)          --
                                                                                    -------      -------
Net cash provided by financing activities                                             1,206        1,454
Effect of exchange rate changes on cash                                                   5          (20)
                                                                                    -------      -------
Net decrease in cash and cash equivalents                                              (275)         (92)
Cash and cash equivalents at beginning of period                                        876          761
                                                                                    -------      -------
Cash and cash equivalents at end of period                                          $   601      $   669
                                                                                    =======      =======

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) General

The financial statements included herein, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2000. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(B) Tracking Stock Proposal

On November 1, 2000, we announced a realignment of our businesses with the distinct customer bases they serve. While WorldCom, Inc. will remain the name of the company, we will create two separately traded tracking stocks:

      o WorldCom group stock is intended to reflect the performance of our data, Internet, international and commercial voice businesses and is expected to be quoted on The Nasdaq National Market under the trading symbol "WCOM", and

      o MCI group stock is intended to reflect the performance of our consumer, small business, wholesale long distance, wireless messaging and dial-up Internet access businesses and is expected to be quoted on The Nasdaq National Market under the trading symbol "MCIT".

A tracking stock is a separate class of a company's common stock intended to provide a return to investors based upon the financial performance of a distinct business unit of the company, sometimes referred to as the targeted business. These targeted businesses are collections of businesses that we have grouped together in order for us to issue WorldCom group stock and MCI group stock. The ownership of the targeted business does not change, and while each of the classes of stock trade separately, all shareholders are common shareholders of a single company, WorldCom, and will be subject to all risks of an investment in WorldCom as a whole.

In connection with the recapitalization, which must be approved by our shareholders, we will amend our articles of incorporation to effect a recapitalization that will replace our existing common stock with two new series of common stock that are intended to reflect, or track, the performance of the businesses attributed to the WorldCom group and the MCI group. We will hold our shareholder meeting to vote on the recapitalization on June 7, 2001, and will effect the recapitalization shortly after we receive the necessary shareholder approval.

If our shareholders approve the recapitalization, each share of our existing common stock will be changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock. After the recapitalization, a common shareholder's ownership in WorldCom will then be represented by two stocks: WorldCom group stock and MCI group stock.

We intend to initially pay a quarterly dividend of $0.60 per share on the MCI group stock. The MCI group will initially be allocated notional debt of $6 billion and our remaining debt will be allocated on a notional basis to the WorldCom group. We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in filings by WorldCom under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

Voting rights of the holders of the WorldCom group and the MCI group stock will be prorated based on the relative market values of WorldCom group stock and MCI group stock. We will conduct shareholder meetings that encompass all holders of voting stock. The WorldCom group and the MCI group shareholders will vote together as a single class on all matters brought to a vote of shareholders, including the election of our directors.

Our board of directors may at any time convert each outstanding share of MCI group stock into shares of WorldCom group stock at 110% of the relative trading value of MCI group stock for the 20 days prior to the announcement of the conversion. No premium will be paid on a conversion that occurs three years after the issuance of MCI group stock.

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

Investors and security holders are urged to read our Registration Statement on Form S-4, as amended, relating to the tracking stocks, including the proxy statement and prospectus which may be obtained without charge from the SEC's website at http://www.sec.gov. Holders of our stock may also obtain documents for free by directing their request to WorldCom, Inc., c/o Investor Relations Department, 500 Clinton Center Drive, Clinton, Mississippi 39056. This Form 10-Q, and such proxy statement/prospectus do not constitute an offer to sell or the solicitation of an offer to buy, nor will there be any sale of tracking stock in any state in which the offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that state. No offering of tracking stock will be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act.

WorldCom and other persons referred to below may be deemed to be participants in the solicitation of proxies of our shareholders to adopt the proposals which are set forth in the proxy statement contained in our Registration Statement on Form S-4, as amended, relating to the tracking stocks. The participants in this solicitation may include our directors and executive officers, who may have an interest in the transaction including as a result of holding shares of our common stock and/or options to acquire the same. A detailed list of the names and interests of our directors and executive officers is contained in the proxy statement contained in our Registration Statement on Form S-4, as amended, relating to the tracking stocks, which may be obtained without charge at the SEC's website at http://www.sec.gov.

(C) Earnings Per Share

The following is a reconciliation of the numerators and the denominators of our basic and diluted earnings per share computations for the three months ended March 31, 2000 and 2001 (in millions, except per share data):

                                                                          2000       2001
                                                                         ------     ------
            Basic
            Income before cumulative effect of accounting change         $1,288     $  610
            Distributions on subsidiary trust and other mandatorily
                 redeemable preferred securities                             16         16
            Preferred dividend requirement                                    1         --
                                                                         ------     ------
            Net income applicable to common shareholders before
                 cumulative effect of accounting change                  $1,271     $  594
                                                                         ======     ======
            Weighted average shares outstanding                           2,852      2,885
                                                                         ======     ======
            Basic earnings per share before cumulative effect of
                 accounting change                                       $ 0.45     $ 0.21
                                                                         ======     ======
            Diluted
            Net income applicable to common shareholders before
                 cumulative effect of accounting change                  $1,271     $  594
                                                                         ======     ======
            Weighted average shares outstanding                           2,852      2,885
            Common stock equivalents                                         67         12

            Common stock issuable upon conversion of preferred stock          2          2
                                                                         ------     ------
            Diluted shares outstanding                                    2,921      2,899
                                                                         ======     ======
            Diluted earnings per share before cumulative effect of
                 accounting change                                       $ 0.44     $ 0.20
                                                                         ======     ======

(D) Supplemental Disclosure of Cash Flow Information

Interest paid by us during the three months ended March 31, 2000 and 2001, amounted to $278 million and $273 million, respectively. Income taxes paid during the three months ended March 31, 2000 and 2001, totaled $19 million and $13 million, respectively. In conjunction with business combinations during the three months ended March 31, 2000 and 2001, assets acquired and liabilities assumed were as follows (in millions):

                                                                  2000     2001
                                                                 -----    -----
            Fair value of assets acquired                        $  --    $  13
            Excess of cost over net tangible assets acquired         7      142
            Liabilities assumed                                     --      (13)
                                                                 -----    -----
            Net cash paid                                        $   7    $ 142
                                                                 =====    =====

(E) Comprehensive Income

The following table reflects the calculation of our comprehensive income for the three months ended March 31, 2000 and 2001 (in millions):

                                                                                         2000        2001
                                                                                       -------      -------
Net income applicable to common shareholders                                           $ 1,186      $   594
                                                                                       -------      -------
Other comprehensive income (loss):
     Foreign currency translation gains (losses)                                            36         (172)
     Derivative financial instrument gains (losses):
          Cumulative effect of adoption of SFAS 133 as of January 1, 2001                   --           28
          Reclassification of derivative financial instruments to current earnings          --          (39)
          Change in fair value of derivative financial instruments                          --           32
     Unrealized holding gains (losses):
          Unrealized holding gains (losses) during the period                              501         (409)
          Reclassification adjustment for gains included in net income                     (83)        (141)
                                                                                       -------      -------
Other comprehensive income (loss) before tax                                               454         (701)
Income tax benefit (expense)                                                              (157)         207
                                                                                       -------      -------
Other comprehensive income (loss)                                                          297         (494)
                                                                                       -------      -------
Comprehensive income applicable to common shareholders                                 $ 1,483      $   100
                                                                                       =======      =======

(F) Segment Information

Based on our organizational structure, we operate in seven reportable segments:
Commercial voice, data and Internet, International operations, Embratel Participacoes S.A. ("Embratel"), Consumer, Wholesale, Alternative channels and small business and Dial-up Internet. Our reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. The Commercial voice, data and Internet segment includes voice, data and other types of domestic communications services for commercial customers, and Internet services including dedicated access and web and application hosting services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region. Embratel provides communications services in Brazil. Consumer includes domestic voice communications services for consumer customers. Wholesale includes long distance voice and data domestic communications services for wholesale customers. Alternative channels and small business includes domestic long distance voice and data, agents, prepaid calling cards and paging services provided to alternative wholesale and small business customers. Dial-up Internet includes dial-up Internet access services.

Our chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing our fiber optic networks, which do not make a distinction between the types of services. Profit and loss information for WorldCom, the WorldCom group and the MCI group is reported only on a consolidated basis to the chief operating decision-maker and our board of directors.

The accounting policies of the segments are the same policies as those used by us in preparing our consolidated financial statements. Information about our segments for the three months ended March 31, 2000 and 2001, is as follows (in millions):

                                                               Revenues from        Selling, General and
                                                            External Customers     Administrative Expenses
                                                            ------------------     -----------------------

                                                             2000        2001          2000         2001
                                                             ----        ----          ----         ----
         Voice, data and Internet                          $ 4,083      $ 4,493      $   744      $   999
         International operations                              518          710          249          341
         Consumer                                            1,958        1,807          713          748
         Wholesale                                             932          695          135          159
         Alternative channels and small business               876          695          248          293
         Dial-up Internet                                      417          425           97          138
         Elimination of intergroup expenses                     --           --          (68)         (90)
                                                           -------      -------      -------      -------
              Total before Embratel                          8,784        8,825        2,118        2,588
         Embratel                                              863          914          199          280
         Elimination of intersegment revenues/expenses         (35)         (19)          (9)          --
                                                           -------      -------      -------      -------
              Total                                        $ 9,612      $ 9,720      $ 2,308      $ 2,868
                                                           =======      =======      =======      =======

See Note I for a reconciliation of the WorldCom group's and the MCI group's operating results to our consolidated results of operations.

(G) Contingencies

We are involved in legal and regulatory proceedings that are incidental to our business and have included loss contingencies in other current liabilities and other liabilities for these matters. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to us. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on our consolidated results of operations or financial position.

General

WorldCom is subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. We must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects us to price cap or rate of return regulation, nor are we currently required to obtain FCC authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution services, wireless communications service and terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of its international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

Domestic

In August 1996, the FCC established nationwide rules pursuant to the Telecom Act designed to encourage new entrants to compete in local service markets through interconnection with the traditional phone companies, resale of traditional phone companies' retail services, and use of individual and combinations of unbundled network elements, owned by the traditional phone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." Implementation of these rules has been delayed by various appeals by traditional phone companies. In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue nationwide local competition rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that traditional phone companies make specific unbundled network elements available to new entrants. The traditional phone companies have sought reconsideration of the FCC's order and have petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. That case is pending.

In its January 1999 decision, the Supreme Court remanded to the United States Court of Appeals for the Eighth Circuit various substantive questions concerning the FCC's rules for pricing unbundled network elements. In July 2000, the Eighth Circuit upheld the use of a forward-looking methodology but struck down the portion of the rule that calculates costs based on efficient technology and design choices. At the request of various parties, including WorldCom, the Supreme Court will review the Eighth Circuit's decision. A ruling from the Supreme Court is expected in early 2002.

The Telecom Act requires Bell Operating Companies to petition the FCC for permission to offer long distance services for each state within their region.
Section 271 of the Act provides that for these applications to be granted, the FCC must find, among other things, that the Bell Operating Companies has demonstrated that it has met a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional phone company applications and it has granted five: Verizon's for New York and Massachusetts and SBC's for Texas, Kansas and Oklahoma. WorldCom, and other new entrants to the local market, have appealed to the D.C. Circuit the approvals for Kansas, Oklahoma and Massachusetts alleging that the FCC erred in concluding that the traditional phone companies had satisfied the section 271 checklist prior to granting the application. WorldCom has requested that the D.C. Circuit stay the effectiveness of the Massachusetts approval pending the conclusion of the appeal. Briefing of the Kansas and Oklahoma case will conclude in July 2001 and argument is scheduled for September 17, 2001. Applications for Connecticut and Missouri are pending and other applications may be filed at any time. WorldCom has challenged, and will continue to challenge, any application that does not satisfy the requirements of section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the Bell Operating Companies' operations support systems. In addition, legislation has been introduced in Congress that would have the effect of allowing Bell Operating Companies to offer in-region long distance data services without satisfying section 271 of the Act or of making it more difficult for competitors to resell traditional phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these legislative initiatives.

In August 1998, the FCC ruled that the interconnection, unbundling, and resale requirements imposed on traditional phone companies by the Telecom Act, as well as the prohibition on traditional phone company provision of in-region long distance services, apply to advanced telecommunication services such as digital subscriber line technology. Qwest petitioned for review of this order in the United States Court of Appeals for the D.C. Circuit which, at the request of the FCC, remanded the case for further administrative proceedings. In December 1999, the FCC reaffirmed its order, but reserved ruling on whether these obligations apply to traffic jointly carried by a traditional phone company and a competitive local exchange carrier to an Internet service provider which self-provides the transport component of its Internet access services. The order also found that digital subscriber line-based advanced services used to connect Internet service providers to their subscribers to facilitate Internet-bound traffic ordinarily constitute exchange access service. In January 2000, WorldCom petitioned for review of this latter aspect of the FCC's order and Qwest renewed its petition for review in the United States Court of Appeals for the D.C. Circuit. In April 2001, the United States Court of Appeals for the D.C. Circuit heard Qwest's petition, finding that incumbent local exchange carriers are subject to the local competition provision of section 251(c) of the Telecom Act with respect to all services included in section 251(c). The Court then granted WorldCom's petition, vacating and remanding the FCC's classification of digital subscriber line-based advanced services used to connect to the Internet as exchange access services.

In July 1999, the United States Court of Appeals for the Fifth Circuit reversed in part the FCC's May 1997 universal service decision. Among other things, the court held that the FCC may collect universal service contributions from interstate carriers based on only interstate revenues, and that the FCC could not force the traditional phone companies to recover their universal service contributions through interstate access charges. In November 1999, the FCC implemented the Fifth Circuit's decision. AT&T has petitioned for review of this FCC order in the United States Court of Appeals for the Fifth Circuit, and WorldCom has intervened in support of AT&T. In a May 3, 2001 decision, the Fifth Circuit granted AT&T's petition, finding that the FCC cannot allow any incumbent local exchange carrier to recover universal service costs implicitly in access charges. Pending reconsideration petitions at the FCC seek retroactive treatment for implementation of the remand order. The FCC has released two additional universal service orders, which provide for federal support for non-rural high cost areas. Petitions for review of both orders were filed in the United States Court of Appeals for the Tenth Circuit. Pending at the FCC are decisions affecting rival local exchange carriers high cost support and recovery of universal service costs in line charges.

In December 1999, the FCC concluded that in providing high speed digital subscriber line services, the traditional phone companies should be required to share primary telephone lines with competitive local exchange carriers, and identified the high frequency portion of the loop as a network element. In February 2000, US West and the United States Telephone Association petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit; the court held the case in abeyance pending reconsideration at the FCC. On January 19, 2001, the FCC issued its order on reconsideration which again is favorable to WorldCom and other firms seeking to gain access to the high bandwidth portion of the local loop. More specifically, the FCC clarified that the requirement to share lines applies to the entire loop, even where the traditional phone company has deployed fiber in the loop. Under the order, the traditional phone companies must permit competing carriers to self-provision or partner with a data carrier in order to furnish voice and data service on the same line. The traditional phone companies have appealed this ruling and we have intervened to support the FCC's order.

In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including WorldCom, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional phone companies. Many of these public utility commission decisions were appealed by the traditional phone companies and, since the FCC's order, many traditional phone companies have filed new cases at the public utility commissions or in court. WorldCom petitioned for review of the FCC's order in the United States Court of Appeals for the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings. In April 2001, the FCC issued an Order on Remand and Report and Order asserting jurisdiction over calls to Internet service providers and establishing a three-year transitional scheme of decreasing reciprocal compensation rates. We are presently assessing the impact of the FCC's order.

After several attempts, in 1999 the FCC issued an order that would require non-dominant telecommunications carriers to eliminate domestic interstate service tariffs, except in limited circumstances. In April 2000, the United States Court of Appeals for the D.C. Circuit affirmed the FCC's order which prevents WorldCom from relying on its domestic federal tariff to limit liability or to establish interstate rates for the Company's customers. WorldCom must withdraw its domestic tariffs by August 1, 2001. On March 20, 2001, the FCC released an order governing the detariffing of international interexchange services. That order established a nine-month transition period during which carriers may file new or revised tariffs only for mass market international exchange services. WorldCom will comply with the FCC's orders and is in the process of developing modifications to the manner in which the Company establishes contractual relationships with its customers.

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

International

In February 1997, the United States entered into a World Trade Organization agreement that is designed to have the effect of liberalizing the provision of telecommunications services in scores of foreign countries over the next several years. The World Trade Organization agreement became effective in February 1998. In light of the United States commitments to the World Trade Organization agreement, the FCC implemented new rules in February 1998 that liberalize existing policies regarding (1) the services that may be provided by foreign affiliated U.S. international common carriers, including carriers controlled or more than 25 percent owned by foreign carrier that have market power in their home markets, and (2) the provision of alternative traffic routing. The new rules make it much easier for foreign affiliated carriers to enter the United States market for the provision of international services.

In August 1997, the FCC adopted mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC will also prohibit a U.S. carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate at or below the benchmark. The FCC also adopted rules that liberalized the provision of switched services over private lines to World Trade Organization member countries. These rules allow these services on routes where 50% or more of U.S. billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark or where the foreign country's rules concerning provision of international switched services over private lines are deemed equivalent to U.S. rules.

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

Embratel also offers a number of ancillary telecommunications services pursuant to authorizations granted by Anatel, the regulator. These services include the provision of dedicated analog and digital lines, packet switched network services, circuit switched network services, mobile marine telecommunications, telex and telegraph, radio signal satellite retransmission and television signal satellite retransmission. Some of these services are subject to some specific continuity obligations and rate conditions.

Litigation

In November 2000, class action complaints were filed in the United States District Court for the Southern District of Mississippi against WorldCom and some of its executive officers. The complaints generally allege that the defendants made false and misleading statements about some aspects of the Company's performance by failing to disclose, among other things, that the merger with MCI did not yield the anticipated cost savings and revenue increases, that the Company's growth rate was declining, and that its financial statements were inflated due to the failure to write down, on a timely basis, $405 million in receivables. Based on these allegations, the complaints assert claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the 1934 Securities Act. The complaints seek to certify a class of persons who purchased or otherwise acquired WorldCom shares between April 13, 2000 and November 1, 2000. The court consolidated these actions on March 27, 2001, along with another purported class action lawsuit filed on behalf of individuals who purchased stock in Intermedia Communications, Inc. between September 5 and November 1, 2000, which action asserts substantially similar claims and alleges that after the announcement of the WorldCom-Intermedia merger, the price of Intermedia stock was tied to the price of WorldCom stock. The Company believes that the factual allegations and legal claims asserted in the complaints are without merit and it intends to defend them vigorously.

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

Three complaints were filed in the United States District Court for the District of Columbia, as class actions on behalf of purchasers of MCI shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of MCI's shares between July 11, 1997 and August 21, 1997, inclusive, that MCI and some of its officers and directors failed to disclose material information about MCI, including that MCI was renegotiating the terms of the MCI BT merger agreement. The consolidated amended complaint seeks damages and other relief. WorldCom and the other defendants have moved to dismiss the consolidated amended complaint.

Nine class action complaints were filed arising out of the FCC's decision in Halprin, Temple, Goodman and Sugrue v. MCI Telecommunications Corp., which allege that WorldCom improperly charged "pre-subscribed" customers "non-subscriber" or so-called "casual" rates for some direct-dialed calls. Plaintiffs further challenge our credit policies for this "non-subscriber" traffic. Plaintiffs assert that our conduct violates the Communications Act and various state laws; the complaint seeks rebates to all affected customers as well as punitive damages and other relief. In response to a motion filed by WorldCom, the Judicial Panel on Multi-District Litigation consolidated these matters in the United States District Court for the Southern District of Illinois. On March 29, 2001, the district court granted final approval of the parties' agreement to settle the litigation, by which we will pay $88 million for the benefit of the settlement class. One appeal of this order has been filed. Separately, WorldCom's appeal of the FCC's Halprin decision to the United States Court of Appeals for the District of Columbia Circuit is stayed pending judicial review of the proposed settlement.

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

On February 15, 2001, the parties agreed to resolve the issues related to the consolidated action by entering into a memorandum of understanding. The settlement, which is conditioned on consummation of the merger between WorldCom and Intermedia, fully resolves all claims asserted in the consolidated action. The principal terms of the proposed settlement, as set forth in the memorandum of understanding, are:

      o the exchange ratio in the original merger agreement has been reduced to a fixed 1:1 ratio that is not subject to adjustment;

      o certain "material adverse effect" provisions in the original merger agreement have been narrowed to eliminate various categories of items as potentially giving rise to breaches of Intermedia's representations and warranties with respect to material adverse effects;

      o with the reduction in the above-referenced exchange ratio, a settlement fund of $165 million in WorldCom common stock will be created for Digex shareholder class members and attorneys' fees;

      o a fund of up to $15 million in cash will be created to cover expenses incurred by Digex and a special committee of independent directors of the Digex board of directors, as well as administrative expenses of the settlement;

      o WorldCom and Digex will enter into a series of commercial arrangements;

      o Intermedia and WorldCom will take steps to amend the Digex certificate of incorporation to establish certain procedures to be followed by the Digex board of directors when considering certain types of transactions with interested stockholders, as defined in
            Section 203, including WorldCom and Intermedia, after the merger;

      o the approval of the WorldCom/Intermedia merger by the Digex board pursuant to Section 203 will no longer be subject to challenge; and

      o WorldCom will not be subject to any restrictions under Section 203 on future "business combinations" with Digex.

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

On April 6, 2001 the Court conducted the hearing and approved the settlement as presented by the parties. As a result, an Order and Final Judgment was entered by the Chancery Court approving the settlement on April 6, 2001. Under Delaware law, any appeal of the Chancery Court's order approving the settlement must have been filed on or before May 7, 2001. Because no appeals were timely filed, the order approving the settlement is now final.

(H) Derivative Financial Instruments

Effective January 1, 2001, we adopted the Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standard, or SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to either offset related results on the hedged item in the income statement or be recognized in other comprehensive income until the hedged item is recorded in current earnings, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The ineffective portion of a derivative hedge's change in fair value, if any, is recognized currently in earnings. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1, 1998).

As of January 1, 2001, our exposure to derivative financial instruments primarily consisted of option collar transactions designated as cash flow hedges of anticipated sales of an equity investment, which we maintain to minimize the impact of adverse changes in the market price of the related equity investment, and various equity warrants. The initial adoption of SFAS No. 133 provided a net transition gain from our designated cash flow hedges resulting in an increase in other comprehensive income of approximately $28 million. We recorded no net impact from adoption of SFAS No. 133 related to the various equity warrants. In the first quarter of 2001, shares of the hedged equity investment were sold and we reclassified respective hedging gains of $39 million from accumulated comprehensive income to miscellaneous income. As of March 31, 2001, we estimate during the next twelve months we will reclassify from accumulated comprehensive income into earnings approximately $22 million relating to our derivative financial instruments as the underlying hedged equity investment is sold. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings resulting from any ineffective portion of the designated derivative hedges or from the discontinuance of designation of any cash flow hedges.

(I) Consolidating Information

After shareholder approval of the recapitalization, we intend to separate for financial reporting purposes the WorldCom group and the MCI group. Below is the consolidating financial information of the WorldCom group and the MCI group. The financial information reflects the businesses attributed to the WorldCom group and the MCI group including the allocation of revenues and expenses between the WorldCom group and the MCI group in accordance with our allocation policies.

The attribution of the assets, liabilities, equity, revenues and expense for each group, as reflected in our interim consolidated financial statements, is primarily based on specific identification of the businesses included in each group, which are consolidated in accordance with accounting principles generally accepted in the United States in our interim consolidated financial statements. Where specific identification was impractical, other methods and criteria were used that our management believes are equitable and provide a reasonable estimate of the assets, liabilities, equity, revenues and expenses attributable to each group. Our shared corporate services and related balance sheet amounts (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) have been attributed to the WorldCom group or the MCI group based upon identification of such services specifically benefiting each group. Where determinations based on specific usage alone are impractical, other methods and criteria were used that our management believes are equitable and provide a reasonable estimate of the cost attributable to each group. Our management believes that the allocation methods developed will be comparable to the expected future allocation methods.

Our board of directors or any special committee appointed by the board of directors may, without shareholder approval, change the polices set forth in our policy statement, including any resolution implementing the provisions of our policy statement. Our board of directors or any special committee appointed by the board of directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in our policy statement in connection with particular facts and circumstances, all as our board of directors or any special committee appointed by the board of directors may determine to be in our best interests as a whole. Any such change, adoption or exception shall be final, binding and conclusive unless otherwise determined by our board of directors or any special committee appointed by the board of directors.

                           CONSOLIDATING BALANCE SHEET
                            (Unaudited. In millions)

                                                                            At December 31, 2000
                                                        ------------------------------------------------------------
                                                         WorldCom           MCI
                                                           Group           Group       Eliminations        WorldCom
                                                        -----------     -----------    ------------      -----------
Current assets                                          $     9,068     $     2,312     $    (1,625)     $     9,755
Property and equipment, net                                  35,177           2,246              --           37,423
Goodwill and other intangibles                               36,685           9,909              --           46,594
Other assets                                                  4,963             168              --            5,131
                                                        -----------     -----------     -----------      -----------
     Total assets                                       $    85,893     $    14,635     $    (1,625)     $    98,903
                                                        ===========     ===========     ===========      ===========

Current liabilities                                     $    14,213     $     5,085     $    (1,625)     $    17,673
Long-term debt                                               11,696           6,000              --           17,696
Noncurrent liabilities                                        3,648           1,087              --            4,735
Minority interests                                            2,592              --              --            2,592
Company obligated mandatorily redeemable
     preferred securities                                       798              --              --              798
Shareholders' investment                                     52,946           2,463              --           55,409
                                                        -----------     -----------     -----------      -----------
     Total liabilities and shareholders' investment     $    85,893     $    14,635     $    (1,625)     $    98,903
                                                        ===========     ===========     ===========      ===========

                        CONSOLIDATING STATEMENT OF INCOME
                            (Unaudited. In millions)

                                                                          Three Months Ended March 31, 2000
                                                              ------------------------------------------------------
                                                              WorldCom          MCI
                                                                Group          Group       Eliminations     WorldCom
                                                              ---------      ---------     ------------    ---------
Revenues                                                      $   5,429      $   4,183      $      --      $   9,612
                                                              ---------      ---------      ---------      ---------
Operating expenses:
    Line costs:
        Attributed costs                                          2,068          1,665             --          3,733
        Intergroup allocated expenses                                20             86           (106)            --
    Selling, general and administrative:
        Attributed costs                                            775            743            790          2,308
        Shared corporate services                                   408            382           (790)            --
        Other intergroup allocated expenses                          --             68            (68)            --
    Depreciation and amortization:
        Attributed costs                                            922            225             --          1,147
        Intergroup allocated expenses                              (154)           (20)           174             --
                                                              ---------      ---------      ---------      ---------
Total                                                             4,039          3,149             --          7,188
                                                              ---------      ---------      ---------      ---------
Operating income                                                  1,390          1,034             --          2,424
Interest expense                                                    (91)          (127)            --           (218)
Miscellaneous income                                                111             --             --            111
                                                              ---------      ---------      ---------      ---------
Income before income taxes, minority interests and
    cumulative effect of accounting change                        1,410            907             --          2,317
Provision for income taxes                                          587            360             --            947
                                                              ---------      ---------      ---------      ---------
Income before minority interests and cumulative effect of
    accounting change                                               823            547             --          1,370
Minority interests                                                  (82)            --             --            (82)
                                                              ---------      ---------      ---------      ---------
Income before cumulative effect of accounting change                741            547             --          1,288
Cumulative effect of accounting change                              (75)           (10)            --            (85)
                                                              ---------      ---------      ---------      ---------
Net income before distributions on subsidiary trust and
    other mandatorily redeemable preferred securities and
    preferred dividend requirements                                 666            537             --          1,203
Distributions on subsidiary trust mandatorily redeemable
    preferred securities                                             16             --             --             16
Preferred dividend requirements                                       1             --             --              1
                                                              ---------      ---------      ---------      ---------
Net income                                                    $     649      $     537      $      --      $   1,186
                                                              =========      =========      =========      =========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                            (Unaudited. In millions)

                                                                        Three Months Ended March 31, 2000
                                                             --------------------------------------------------------
                                                              WorldCom          MCI
                                                                Group          Group       Eliminations     WorldCom
                                                             ----------      ----------    ------------    ----------
Cash flows from operating activities:
Net income                                                   $      666      $      537      $      --     $    1,203
Adjustments to reconcile net income to net cash provided
  by operating activities:                                          696            (105)            --            591
                                                             ----------      ----------      ---------     ----------
  Net cash provided by operating activities                       1,362             432             --          1,794
                                                             ----------      ----------      ---------     ----------
Cash flows from investing activities:
Capital expenditures                                             (2,254)            (86)            --         (2,340)
Capital expenditures, Embratel and undersea cables                 (179)             --             --           (179)
Acquisitions and related costs                                       (7)             --             --             (7)
Other investing activities, net                                    (598)           (156)            --           (754)
                                                             ----------      ----------      ---------     ----------
  Net cash used in investing activities                          (3,038)           (242)            --         (3,280)
                                                             ----------      ----------      ---------     ----------
Cash flows from financing activities:
Principal borrowings on debt, net                                 1,162              --             --          1,162
Attributed stock activity of WorldCom, Inc.                         268              --             --            268
Distributions on subsidiary trust mandatorily
  redeemable preferred securities and dividends
  paid on preferred stock                                           (17)             --             --            (17)
Intergroup advances, net                                            161            (161)            --             --
Other                                                              (207)             --             --           (207)
                                                             ----------      ----------      ---------     ----------
  Net cash provided by (used in) financing activities             1,367            (161)            --          1,206
Effect of exchange rates changes on cash                              5              --             --              5
                                                             ----------      ----------      ---------     ----------
Net increase (decrease) in cash and cash equivalents               (304)             29             --           (275)
Cash and cash equivalents at beginning of period                    806              70             --            876
                                                             ----------      ----------      ---------     ----------
Cash and cash equivalents at end of period                   $      502      $       99      $      --     $      601
                                                             ==========      ==========      =========     ==========

                           CONSOLIDATING BALANCE SHEET
                            (Unaudited. In millions)

                                                                            At March 31, 2001
                                                        --------------------------------------------------------
                                                         WorldCom         MCI
                                                           Group         Group       Eliminations      WorldCom
                                                        ----------     ----------    ------------     ----------
Current assets                                          $    9,271     $    2,157     $   (1,812)     $    9,616
Property and equipment, net                                 36,393          2,221             --          38,614
Goodwill and other intangibles                              36,639          9,904             --          46,543
Other assets                                                 4,554            253             --           4,807
                                                        ----------     ----------     ----------      ----------
     Total assets                                       $   86,857     $   14,535     $   (1,812)     $   99,580
                                                        ==========     ==========     ==========      ==========

Current liabilities                                     $   15,401     $    4,972     $   (1,812)     $   18,561
Long-term debt                                              11,682          6,000             --          17,682
Noncurrent liabilities                                       3,570          1,023             --           4,593
Minority interests                                           2,349             --             --           2,349
Company obligated mandatorily redeemable
     preferred securities                                      798             --             --             798
Shareholders' investment                                    53,057          2,540             --          55,597
                                                        ----------     ----------     ----------      ----------
     Total liabilities and shareholders' investment     $   86,857     $   14,535     $   (1,812)     $   99,580
                                                        ==========     ==========     ==========      ==========

                        CONSOLIDATING STATEMENT OF INCOME
                            (Unaudited. In millions)

                                                                        Three Months Ended March 31, 2001
                                                             ------------------------------------------------------
                                                              WorldCom         MCI
                                                               Group          Group       Eliminations    WorldCom
                                                             ---------      ---------     ------------    ---------
Revenues                                                     $   6,098      $   3,622      $      --      $   9,720
                                                             ---------      ---------      ---------      ---------
Operating expenses:
  Line costs:
      Attributed costs                                           2,375          1,733             --          4,108
      Intergroup allocated expenses                                 24             93           (117)            --
  Selling, general and administrative:
      Attributed costs                                           1,045            935            888          2,868
      Shared corporate services                                    575            313           (888)            --
      Other intergroup allocated expenses                           --             90            (90)            --
  Depreciation and amortization:
      Attributed costs                                           1,212            251             --          1,463
      Intergroup allocated expenses                               (183)           (24)           207             --
                                                             ---------      ---------      ---------      ---------
Total                                                            5,048          3,391             --          8,439
                                                             ---------      ---------      ---------      ---------
Operating income                                                 1,050            231             --          1,281
Interest expense                                                  (171)          (126)            --           (297)
Miscellaneous income                                                 4             --             --              4
                                                             ---------      ---------      ---------      ---------
Income before income taxes and minority interests                  883            105             --            988
Provision for income taxes                                         346             43             --            389
                                                             ---------      ---------      ---------      ---------
Income before minority interests                                   537             62             --            599
Minority interests                                                  11             --             --             11
                                                             ---------      ---------      ---------      ---------
Net income before distributions on subsidiary trust and
  other mandatorily redeemable preferred securities and
  preferred dividend requirements                                  548             62             --            610
Distributions on subsidiary trust mandatorily redeemable
  preferred securities                                              16             --             --             16
                                                             ---------      ---------      ---------      ---------
Net income                                                   $     532      $      62      $      --      $     594
                                                             =========      =========      =========      =========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                            (Unaudited. In millions)

                                                                                Three Months Ended March 31, 2001
                                                                   --------------------------------------------------------
                                                                    WorldCom         MCI
                                                                      Group          Group       Eliminations     WorldCom
                                                                   ----------      ----------    ------------    ----------
Cash flows from operating activities:
Net income                                                         $      548      $       62      $      --     $      610
Adjustments to reconcile net income to net cash provided
    by operating activities:                                              688             298             --            986
                                                                   ----------      ----------      ---------     ----------
    Net cash provided by operating activities                           1,236             360             --          1,596
                                                                   ----------      ----------      ---------     ----------

Cash flows from investing activities:
Capital expenditures                                                   (2,140)            (95)            --         (2,235)
Capital expenditures, Embratel and undersea cables                       (152)             --             --           (152)
Acquisitions and related costs                                           (142)             --             --           (142)
Other investing activities, net                                          (292)           (301)            --           (593)
                                                                   ----------      ----------      ---------     ----------
    Net cash used in investing activities                              (2,726)           (396)            --         (3,122)
                                                                   ----------      ----------      ---------     ----------

Cash flows from financing activities:
Principal borrowings on debt, net                                       1,399              --             --          1,399
Attributed stock activity of WorldCom, Inc.                                71              --             --             71
Distributions on subsidiary trust mandatorily redeemable
    preferred securities and dividends paid on preferred stock            (16)             --             --            (16)
Intergroup advances, net                                                  (15)             15             --             --
                                                                   ----------      ----------      ---------     ----------
    Net cash provided by financing activities                           1,439              15             --          1,454
Effect of exchange rates changes on cash                                  (20)             --             --            (20)
                                                                   ----------      ----------      ---------     ----------
Net decrease in cash and cash equivalents                                 (71)            (21)            --            (92)
Cash and cash equivalents at beginning of period                          720              41             --            761
                                                                   ----------      ----------      ---------     ----------
Cash and cash equivalents at end of period                         $      649      $       20      $      --     $      669
                                                                   ==========      ==========      =========     ==========

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

In September 2000, we entered into a definitive merger agreement with Intermedia Communications, Inc., which was amended on February 15, 2001 and May 14, 2001. As a result of this merger, WorldCom will acquire a controlling interest in Digex, Incorporated, a provider of managed web and application hosting services for some of the world's fastest growing companies.

Under the amended merger agreement, Intermedia stockholders will receive 1.0 shares of our common stock for each share of Intermedia common stock they owned. On April 25, 2001, there were 57,112,407 shares of Intermedia common stock outstanding. Holders of Intermedia preferred stock, other than Intermedia series B preferred stock, will receive one share of a class or series of our preferred stock, with substantially identical terms, which will be established in connection with the Intermedia merger. The Intermedia merger will be accounted for as a purchase.

Consummation of the merger with Intermedia is subject to various conditions set forth in the Intermedia merger agreement, including adoption of the Intermedia merger agreement by stockholders of Intermedia, certain U.S. regulatory approvals and other customary conditions. The Intermedia shareholders are expected to vote on the amended Intermedia merger agreement on June 19, 2001. It is anticipated that the merger with Intermedia will close in July of 2001. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

Additional Discussion Related to the WorldCom Group and the MCI Group Financial Statements

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

Our board of directors may at any time modify, make exceptions to, or abandon any of the policies set forth in our tracking stock policy statement with respect to the allocation of corporate opportunities, financing arrangements, assets, liabilities, debt, interest and other matters, or may adopt additional policies, in each case without shareholder approval. Our board is subject to fiduciary duties to all of WorldCom's shareholders as one group, not to the holders of any series of stock separately. Any changes or exceptions will be made after a determination by our board of what is in the best interests of WorldCom as a whole, which may be detrimental to the interests of the holders of one series of stock. The ability to make these changes may make it difficult to address the future of a group based on the group's past performance.

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

      Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

      o possible effects of our recently announced proposals regarding the realignment of our businesses and the possible creation of tracking stocks;

      o     the effects of vigorous competition;

      o the impact of technological change on our business, new entrants and alternative technologies, and dependence on availability of transmission facilities;

      o     uncertainties associated with the success of acquisitions;

      o     risks of international business;

      o     regulatory risks in the United States and internationally;

      o     contingent liabilities;

      o     risks associated with euro conversion efforts;

      o     uncertainties regarding the collectibility of receivables;

      o risks associated with debt service requirements and interest rate fluctuations;

      o     our financial leverage; and

      o the other risks referenced from time to time in WorldCom's filings with the SEC.

      Potential purchasers of WorldCom capital stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

      The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by WorldCom or persons acting on its behalf.

The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2000 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes thereto of each of the WorldCom group and the MCI group contained herein.

Results of Operations

The following table sets forth for the periods indicated our statements of operations as a percentage of its revenues for the periods indicated:

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                              -------------------
                                                                               2000          2001
                                                                              -----         -----
      Revenues ..........................................................     100.0%        100.0%
      Line costs ........................................................      38.8          42.3
      Selling, general and administrative ...............................      24.0          29.5
      Depreciation and amortization .....................................      11.9          15.1
                                                                              -----         -----
      Operating income ..................................................      25.2          13.2
      Other income (expense):
           Interest expense .............................................      (2.3)         (3.1)
           Miscellaneous ................................................       1.2            --
                                                                              -----         -----
      Income before income taxes, minority interests and cumulative
           effect of accounting change ..................................      24.1          10.2
      Provision for income taxes ........................................       9.9           4.0
                                                                              -----         -----
      Income before minority interests and cumulative effect of
           accounting change ............................................      14.3           6.2
      Minority interests ................................................      (0.9)          0.1
      Cumulative effect of accounting change ............................      (0.9)           --
                                                                              -----         -----
      Net income ........................................................      12.5           6.3
      Preferred dividends and distributions on subsidiary trust and other
           mandatorily redeemable preferred securities ..................       0.2           0.2
                                                                              -----         -----
      Net income applicable to common shareholders ......................      12.3%          6.1%
                                                                              =====         =====

Three Months Ended March 31, 2000 vs.
      Three Months Ended March 31, 2001

For the three months ended March 31, 2000 and 2001, our revenues were as follows (dollars in millions):

                                             2000                    2001
                                     -------------------    --------------------
                                                Percent                Percent
                                        $       of Total       $        of Total
                                     ------      -----      ------      -----
      WorldCom group ............    $5,429       56.5%     $6,098       62.7%
      MCI group .................     4,183       43.5       3,622       37.3
                                     ------      -----      ------      -----
                                     $9,612      100.0%     $9,720      100.0%
                                     ======      =====      ======      =====

Actual reported revenues by category for the three months ended March 31, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                                         Percent
                                                     2000       2001      Change
                                                    ------     ------    -------
      Commercial services revenues
        Voice .................................     $1,824     $1,726      (5.4)
        Data ..................................      1,724      2,045      18.6
        International .........................      1,346      1,605      19.2
        Internet ..............................        535        722      35.0
                                                    ------     ------
      Total commercial services revenues ......      5,429      6,098      12.3
        Wholesale and consumer ................      2,890      2,502     (13.4)
        Alternative channels and small business        876        695     (20.7)
        Dial-up Internet ......................        417        425       1.9
                                                    ------     ------
      Total ...................................     $9,612     $9,720       1.1
                                                    ======     ======

Commercial services revenues, which include the revenues generated from commercial voice, data, international and Internet services, for the first quarter of 2001 increased 12.3% to $6.1 billion versus $5.4 billion for the first quarter of 2000.

Voice revenues for the first quarter of 2001 decreased 5.4% over the prior year period on traffic growth of 6.4%. The revenue decrease was partially offset by local voice revenue increases of 12.1% and wireless voice revenue increases of 84.5% for the first quarter of 2001 as customers purchased "all-distance" voice services from us. However, local revenues and wireless voice revenues are still a relatively small component of total commercial voice revenues. Voice revenues include both domestic commercial long distance and local switched revenues. Commercial voice revenues represent 17.8% of our total revenues as of the first quarter of 2001 versus 19.0% of our total revenues in the prior year period.

Data revenues for the first quarter of 2001 increased 18.6% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. The revenue growth for data services was driven by an 18.9% increase in frame relay and asynchronous transfer mode services. As of March 31, 2001, approximately 34% of data revenues were derived from frame relay and asynchronous transfer mode services. We continued to experience strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks. Additionally, we continue to experience strong price pressure for data services in our emerging markets due to competition and we expect this to continue in the foreseeable future.

International revenues for the first quarter 2001 increased 19.2% to $1.6 billion versus $1.3 billion for the first quarter of 2000 due to additional traffic resulting from our international network expansion. Geographically, Europe grew 19.0%, Asia Pacific and other areas grew 86.7% and Embratel grew 8.3%. These increases were offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $190 million in the first quarter of 2001. Internationally, we operate predominately in a voice environment and our customer base is strongly weighted towards wholesale customers. Although our mix is improving towards a more profitable blend of data versus voice, and retail versus wholesale, our international business continues to experience significant price pressure on its products.

Internet revenues for the first quarter of 2001 increased 35.0% over the prior year period. Growth was driven by demand for dedicated circuits as business customers migrated their data networks and applications to Internet-based technologies with greater amounts of bandwidth. We have begun to introduce our new managed hosting products and virtual private networks on public and shared environments. These products, which are in the initial phases of their life cycle, should contribute to our revenue growth over the next several quarters. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

Wholesale and consumer revenues for the first quarter of 2001 decreased 13.4%, over the prior year period. The wholesale market continues to be extremely price competitive as declines in minute rates outpaced increases in traffic resulting in revenue decreases of 25.4% for the first quarter of 2001 versus the prior year period. Wholesale revenues for the first quarter of 2001 were also impacted by proactive first quarter of 2001 and fourth quarter 2000 revenue actions which were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation. Consumer revenues for the first quarter of 2001 decreased 7.7% over the prior year period. The majority of this decrease is attributed to decreases in calling card revenues as a result of consumers' substitution of wire line services with wireless and e-mail. Our consumer local initiatives continue to perform well as consumer local revenues increased over 150% for the first quarter of 2001 versus the prior year period. We expect to see continued pricing pressure in the wholesale business and we expect the consumer business to continue to be affected by substitution, which will affect both revenue growth and gross margins.

Alternative channels and small business revenues for the first quarter of 2001 decreased 20.7% over the prior year period. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. This decrease is attributed to pricing pressures in the wholesale and small business markets which negatively affected revenue growth and gross margins in this area and pro-active initiatives to de-emphasize services with unacceptable gross margins as we shift the MCI group's focus from revenue growth to cash generation.

Dial-up Internet revenue growth for the first quarter of 2001 was 1.9% over the prior year amount. Our dial access network has grown 48% to approximately 3.0 million modems as of March 31, 2001, compared with the prior year period. Additionally, Internet connect hours increased 24% to 1.9 billion hours for the first quarter of 2001 versus the prior year. These network usage increases were offset by pricing pressure resulting from the impact of volume discounts and off-net traffic, which lowered average revenue per hour by 20% for the first quarter of 2001 versus the prior year period.

Line costs. For the three months ended March 31, 2000 and 2001, our line costs were as follows (dollars in millions):

                                                   2000                       2001
                                        ----------------------    ----------------------
                                                      Percent                   Percent
                                           $          of Total       $          of Total
                                        -------       --------    -------       --------
      WorldCom group .............      $ 2,088          55.9%    $ 2,399          58.4%
      MCI group ..................        1,751          46.9       1,826          44.4
      Intergroup eliminations ....         (106)         (2.8)       (117)         (2.8)
                                        -------         -----     -------         -----
                                        $ 3,733         100.0%    $ 4,108         100.0%
                                        =======         =====     =======         =====

Line costs as a percentage of revenues for the first quarter of 2001 increased to 42.3% as compared to 38.8% for the first quarter of 2000. The increase reflects the pricing pressure in the commercial data, Internet and international markets as well as the continued competitive pricing and off-net traffic in the Dial-up Internet business which resulted in a modest increase in average cost per hour while average dial-up revenues per hour decreased 20%. Additionally, line costs as a percentage of revenues have increased as a result of the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above.

The increases were offset by foreign currency exchange fluctuations, which had the effect of reducing line costs as a percentage of revenues by approximately one percentage point, and by increased data and dedicated Internet traffic over our own facilities, which positively affected line costs as a percentage of revenues by approximately one-half of a percentage point.

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

Selling, general and administrative expenses. For the three months ended March 31, 2000 and 2001, our selling, general and administrative expenses were as follows (dollars in millions):

                                                  2000                     2001
                                        -----------------------   ----------------------
                                                       Percent                  Percent
                                           $           of Total      $          of Total
                                        -------        --------   -------       --------
      WorldCom group ..............     $ 1,183          51.3%    $ 1,620          56.5%
      MCI group ...................       1,193          51.7       1,338          46.6
      Intergroup eliminations .....         (68)         (3.0)        (90)         (3.1)
                                        -------         -----     -------         -----
                                        $ 2,308         100.0%    $ 2,868         100.0%
                                        =======         =====     =======         =====

Selling, general and administrative expenses for the first quarter of 2001 were $2.9 billion or 29.5% of revenues as compared to $2.3 billion or 24.0% of revenues for the quarter ended March 31, 2000.

Selling, general and administrative expenses for the first quarter of 2001 include pre-tax costs of $125 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these costs, selling, general and administrative expenses as a percentage of revenues would have been 28.2% for the first quarter of 2001. Selling, general and administrative expenses for the first quarter of 2001 include increased costs associated with "generation d" initiatives, which are designed to position us as a leading supplier of e-business solutions, that include product marketing, customer care, information systems and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development. These increased costs, which are expected to continue at an accelerated pace over the next nine to twelve months, affected selling, general and administrative expense as a percentage of revenues by approximately two percentage points. Additionally, selling, general and administrative expenses increased as a result of increases to our international workforce in response to our efforts to pursue additional retail opportunities overseas and increases to our consumer workforce to support consumer retail activities.

Increases in selling, general and administrative expenses were offset in part by foreign currency exchange fluctuations which had the effect of reducing selling, general and administrative expenses as a percentage of revenues by almost one percentage point. Additionally, domestic workforce reductions in February 2001 and future planned workforce reductions internationally, should help to lower selling, general and administrative expenses in the second half of 2001.

Depreciation and amortization. For the three months ended March 31, 2000 and 2001, our depreciation and amortization expense was as follows (dollars in millions):

                                            2000                    2001
                                     --------------------   --------------------
                                                 Percent                Percent
                                        $        of Total      $        of Total
                                     ------      --------   ------      --------
      WorldCom group ............    $  768         66.9%   $1,029         70.3%
      MCI group .................       205         17.9       227         15.5
      Intergroup eliminations ...       174         15.2       207         14.2
                                     ------        -----    ------        -----
                                     $1,147        100.0%   $1,463        100.0%
                                     ======        =====    ======        =====

Depreciation and amortization expense for the first quarter of 2001 increased to $1.5 billion or 15.1% of revenues from $1.1 billion or 11.9% of revenues for the first quarter of 2000. This increase reflects additional depreciation associated with 2000 and 2001 capital expenditures.

Interest expense. Interest expense for the first quarter of 2001 was $297 million or 3.1% of revenues as compared to $218 million or 2.3% of revenues for the first quarter of 2000. For the three months ended March 31, 2000 and 2001, weighted average annual interest rates on our long-term debt were 7.03% and 7.14% respectively, while weighted average levels of borrowings were $18.9 billion and $26.1 billion, respectively.

Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 2000, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group.

Miscellaneous income and expense. Miscellaneous income for the first quarter of 2001 was $4 million compared to $111 million or 1.2% of revenues for the first quarter of 2000. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

Provision for income taxes. The effective income tax rate for the first quarter of 2001 was 39.4% of income before taxes. The first quarter 2001 rate is greater than the expected federal statutory rate of 35% primarily due to the amortization of the non-deductible goodwill. Excluding non-deductible amortization of goodwill, our effective income tax rate would have been 37.3%.

Cumulative effect of accounting change. During 2000, we adopted SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. This adoption resulted in a one-time expense of $85 million, net of income tax benefit of $50 million.

Net income applicable to common shareholders. For the three months ended March 31, 2001, we reported net income applicable to common shareholders of $594 million as compared to $1.2 billion for the three months ended March 31, 2000. Diluted income per common share for the first quarter of 2001 was $0.20 compared to income per common share of $0.41 for the prior year period.

Additional Discussion Related to the WorldCom Group and the MCI Group Financial Statements

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

Our board of directors may at any time modify, make exceptions to, or abandon any of the policies set forth in our tracking stock policy statement with respect to the allocation of corporate opportunities, financing arrangements, assets, liabilities, debt, interest and other matters, or may adopt additional policies, in each case without shareholder approval. Our board is subject to fiduciary duties to all of WorldCom's shareholders as one group, not to the holders of any series of stock separately. Any changes or exceptions will be made after a determination by our board of what is in the best interests of WorldCom as a whole, which may be detrimental to the interests of the holders of one series of stock. The ability to make these changes may make it difficult to address the future of a group based on the group's past performance.

Attribution and Allocation of Assets, Liabilities, Revenues and Expenses

The following is a discussion of the methods used to attribute and allocate property and equipment, revenues, line costs, shared corporate services, intangible assets and financing arrangements to the WorldCom group and the MCI group.

Property and equipment. Property and equipment was attributed to the WorldCom group and the MCI group based on specific identification consistent with the assets necessary to support the continuing operations of the businesses attributed to the respective groups. The balances of property and equipment attributed to each of the groups as of March 31, 2001 are as follows:

                                           WorldCom     MCI
                                             group      group     WorldCom, Inc.
                                             -----      -----     --------------
                                                    (in millions)
      Transmission equipment ..........    $ 20,999     $    382      $ 21,381
      Communications equipment ........       5,739        2,360         8,099
      Furniture, fixtures and other ...       9,038          679         9,717
      Construction in progress .... ...       7,016          171         7,187
                                           --------     --------      --------
                                             42,792        3,592        46,384
      Accumulated depreciation ........      (6,399)      (1,371)       (7,770)
                                           --------     --------      --------
                                           $ 36,393     $  2,221      $ 38,614
                                           ========     ========      ========

Under our tracking policy statement, our board of directors may reallocate assets to the other group for fair value at any time without shareholder approval.

Revenues. Revenues have been attributed to the WorldCom group and the MCI group based on specific identification of the lines of business that are attributed to the two groups.

Line Costs. Allocated costs and related liabilities within this caption include the costs of the fiber optic systems attributed to the WorldCom group and the costs of the business voice switched services attributed to the MCI group. Line costs which are specifically identifiable to a particular group based on usage of the network are allocated to that group; any remaining line costs that cannot be specifically identified are allocated between the groups using methodologies that our management believes are reasonable, such as the total revenues generated by each group.

Shared Corporate Services. A portion of our shared corporate services and related balance sheet amounts (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) has been attributed to the WorldCom group or the MCI group based upon identification of such services specifically benefiting such group. Where determinations based on specific usage alone have been impractical, other allocation methods were used, including methods based on number of employees and the total revenues generated by each group. Our management believes these allocation methods are equitable and provide a reasonable estimate of the costs attributable to each group.

Allocation of Intangible Assets. Intangible assets consist of the excess consideration paid over the fair value of net tangible assets acquired by us in business combinations accounted for under the purchase method and include goodwill, channel rights, developed technology and tradenames. These assets have been attributed to the respective groups based on specific identification and where acquired companies have been divided between the WorldCom group and the MCI group, the intangible assets have been allocated based on the respective fair values at the date of purchase of the related operations attributed to each group. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the intangible assets attributable to the WorldCom group and the MCI group.

All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group will be allocated an expense, and the WorldCom group will be allocated a corresponding decrease in costs, for the use of the MCI tradenames. For purposes of preparing the historical financial statements for the groups, an expense of $27.5 million per annum was allocated to the MCI group, and a corresponding decrease in costs was allocated to the WorldCom group, in each case since the date of acquisition of MCI, for use by the MCI group of the MCI tradenames. The charge for the next five years will be based on the following schedule:

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

Goodwill and other intangibles assigned or allocated to the WorldCom group and the MCI group as of March 31, 2001 are as follows:

                                       WorldCom        MCI
                                         group        group       WorldCom, Inc.
                                         -----        -----       --------------
                                                    (in millions)
        Goodwill....................    $  35,668    $   9,269    $     44,937
        Tradenames..................        1,100           --           1,100
        Developed technology........        1,590          510           2,100
        Other intangibles...........        2,878        1,224           4,102
                                        ---------    ---------    ------------
                                           41,236       11,003          52,239
        Accumulated depreciation....       (4,597)      (1,099)         (5,696)
                                        ---------    ---------    ------------
                                        $  36,639    $   9,904    $     46,543
                                        =========    =========    ============

Financing Arrangements. As of January 1, 2000, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and $18.9 billion of our debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, we considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation is equitable and supportable by both the WorldCom group and the MCI group. The debt allocated to the MCI group will bear interest at a rate indicative of the rate at which the MCI group would borrow from third parties if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Interest rates will be calculated on a quarterly basis. For purposes of the combined historical financial statements of each of the groups, debt allocated to the MCI group was determined to bear an interest rate equal to the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. Interest allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense charged to the MCI group.

Upon the recapitalization, each group's debt will increase or decrease by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, share repurchases and other financing activities.

As of March 31, 2001, our receivables purchase program consisted of a $3.6 billion pool of receivables in which the purchaser had an undivided interest in $2.0 billion of those receivables. The WorldCom group was allocated $2.6 billion of the pool and $1.6 billion of the sold receivables. The MCI group was allocated the balance. The receivables sold were attributed principally based on specific identification, or allocated based on total revenues. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the receivables attributable to the groups.

WorldCom Group Results of Operations

The following table sets forth for the periods indicated the WorldCom group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                                     For the Three Months Ended March 31,
                                                                  ------------------------------------------
                                                                          2000                  2001
                                                                  ------------------       -----------------
Revenues ....................................................     $ 5,429      100.0%      $ 6,098     100.0%
Line costs ..................................................       2,088       38.5         2,399      39.3
Selling, general and administrative .........................       1,183       21.8         1,620      26.6
Depreciation and amortization ...............................         768       14.1         1,029      16.9
                                                                  -------      -----       -------     -----
Operating income ............................................       1,390       25.6         1,050      17.2
Other income (expense):
     Interest expense .......................................         (91)      (1.7)         (171)     (2.8)
     Miscellaneous ..........................................         111        2.0             4       0.1
                                                                  -------      -----       -------     -----
Income before income taxes, minority interests and cumulative
     effect of accounting change ............................       1,410       26.0           883      14.5
Provision for income taxes ..................................         587       10.8           346       5.7
                                                                  -------      -----       -------     -----
Income before minority interests and cumulative effect
     of accounting change ...................................         823       15.2           537       8.8
Minority interests ..........................................         (82)      (1.5)           11       0.2
Cumulative effect of accounting change ......................         (75)      (1.4)           --        --
Preferred dividends and distributions on subsidiary trust
     mandatorily redeemable preferred securities ............          17        0.3            16       0.3
                                                                  -------      -----       -------     -----
Net income ..................................................     $   649       12.0%      $   532       8.7%
                                                                  =======      =====       =======     =====

Three Months Ended March 31, 2000 vs.
     Three Months Ended March 31, 2001

Revenues. Revenues for the first quarter of 2001 increased 12.3% to $6.1 billion versus $5.4 billion for the same period in the prior year. The increase in total revenues is attributable to internal growth of the WorldCom group.

Actual reported revenues by category for the three months ended March 31, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                                       Percent
                                                   2000       2001     Change
                                                  --------   -------   -------
     Commercial services revenues
       Voice...............................       $  1,824   $ 1,726     (5.4)
       Data................................          1,724     2,045     18.6
       International.......................          1,346     1,605     19.2
       Internet............................            535       722     35.0
                                                  --------   -------
     Total commercial services revenues....       $  5,429   $ 6,098     12.3
                                                  ========   =======

Voice revenues for the first quarter of 2001 decreased 5.4% over the prior year period on traffic growth of 6.4%. The revenue decrease was partially offset by local voice revenue increases of 12.1% and wireless voice revenue increases of 84.5% for the first quarter of 2001 as customers purchased "all-distance" voice services from us. However, local revenues and wireless voice revenues are still a relatively small component of total commercial voice revenues. Voice revenues include both domestic commercial long distance and local switched revenues. Commercial voice revenues represent 17.8% of our total revenues as of the first quarter of 2001 versus 19.0% of our total revenues in the prior year period.

Data revenues for the first quarter of 2001 increased 18.6% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. The revenue growth for data services was driven by an 18.9% increase in frame relay and asynchronous transfer mode services. As of March 31, 2001, approximately 34% of data revenues were derived from frame relay and asynchronous transfer mode services. We continued to experience strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks. Additionally, we continue to experience strong price pressure for data services in our emerging markets due to competition and expect this to continue in the foreseeable future.

International revenues for the first quarter of 2001 increased 19.2% to $1.6 billion versus $1.3 billion for the first quarter of 2000 due to additional traffic resulting from our international network expansion. Geographically, Europe grew 19.0%, Asia Pacific and other areas grew 86.7% and Embratel grew 8.3%. These increases were offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $190 million in the first quarter of 2001. Internationally, we operate predominately in a voice environment and our customer base is strongly weighted towards wholesale customers. Although our mix is improving towards a more profitable blend of data versus voice, and retail versus wholesale, our international business continues to experience significant price pressure on its products.

Internet revenues for the first quarter of 2001 increased 35.0% over the prior year period. Growth was driven by demand for dedicated circuits as business customers migrated their data networks and applications to Internet-based technologies with greater amounts of bandwidth. We have begun to introduce our new managed hosting products and virtual private networks on public and shared environments. These products, which are in the initial phases of their life cycle, should contribute to our revenue growth over the next several quarters. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

Line costs. Line costs as a percentage of revenues for the first quarter of 2001 increased to 39.3% as compared to 38.5% reported for the prior year. The increases reflect the pricing pressure in the data, international and Internet markets. Beginning in the fourth quarter of 2000, pricing pressure began to stabilize as a result of our actions to improve gross margins. The increases were offset by foreign currency exchange fluctuations which had the effect of reducing line costs as a percentage of revenues by approximately one and one-half percentage points, and by increased data and dedicated Internet traffic over our own facilities, which positively affected line costs as a percentage of revenues by less than one percentage point. Line costs for the three months ended March 31, 2000 and 2001 included $20 million and $24 million, respectively, of charges for business voice switched services provided by the MCI group.

Selling, general and administrative. Selling, general and administrative expenses for the first quarter of 2001 were $1.6 billion or 26.6% of revenues as compared to $1.2 billion or 21.8% of revenues for the prior year period. Selling, general and administrative expenses for the first quarter of 2001 include pre-tax costs of $77 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these costs, selling, general and administrative expenses as a percentage of revenues were 25.3% for the first quarter of 2001.

Selling, general and administrative expenses for the first quarter of 2001 include increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development. These increased costs, which are expected to continue at an accelerated pace over the next nine to twelve months, affected selling, general and administrative expense as a percentage of revenues by approximately three percentage points. Additionally, the WorldCom group selling, general and administrative expenses increased as a result of increases to our international workforce in response to our efforts to pursue additional retail opportunities overseas.

Increases in selling, general and administrative expenses were offset in part by foreign currency exchange fluctuations which had the effect of reducing selling, general and administrative expenses as a percentage of revenues by more than one percentage point. Additionally, domestic workforce reductions in February 2001 and future planned workforce reductions internationally, should help to lower selling, general and administrative expenses in the second half of 2001.

Depreciation and amortization. Depreciation and amortization expense for the first quarter of 2001 increased to $1.0 billion or 16.9% of revenues from $768 million or 14.1% of revenues for the prior year period. This increase reflects increased depreciation associated with 2000 and 2001 capital expenditures. Depreciation and amortization expense for the three months ended March 31, 2000 and 2001 excludes $154 million and $183 million, respectively, of charges allocated to the MCI group for transit capacity requirements provided by the WorldCom group, for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures and for the MCI group's use of the MCI tradename.

Interest expense. Interest expense for the first quarter of 2001 was $171 million or 2.8% of revenues as compared to $91 million or 1.7% of revenues for the first quarter of 2000. Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent.

Miscellaneous income and expense. Miscellaneous income for the first quarter of 2001 was $4 million as compared to $111 million or 2.0% of revenues for the first quarter of 2000. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

Provision for income taxes. The effective income tax rate for the first quarter of 2001 was 39.2% of income before taxes. The first quarter of 2001 rate is greater than the expected federal statutory rate of 35% primarily due to the amortization of the non-deductible goodwill. Excluding non-deductible amortization of goodwill, the WorldCom group's effective income tax rate would have been 37.0%.

Cumulative effect of accounting change. During 2000, we adopted SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. This adoption resulted in a one-time expense of $75 million, net of income tax benefit of $43 million at the WorldCom group.

Net income. For the three months ended March 31, 2001, the WorldCom group reported net income of $532 million as compared to $649 million for the three months ended March 31, 2000.

MCI Group Results of Operations

The following table sets forth for the periods indicated the MCI group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                                   For the Three Months Ended March 31,
                                                               -------------------------------------------
                                                                     2000                     2001
                                                               ------------------       ------------------
Revenues ..................................................    $ 4,183      100.0%      $ 3,622      100.0%
Line costs ................................................      1,751       41.9         1,826       50.4
Selling, general and administrative .......................      1,193       28.5         1,338       36.9
Depreciation and amortization .............................        205        4.9           227        6.3
                                                               -------      -----       -------      -----
Operating income ..........................................      1,034       24.7           231        6.4
Other income (expense):
     Interest expense .....................................       (127)      (3.0)         (126)      (3.5)
                                                               -------      -----       -------      -----
Income before income taxes and cumulative effect
     of accounting change .................................        907       21.7           105        2.9
Provision for income taxes ................................        360        8.6            43        1.2
                                                               -------      -----       -------      -----
Income before cumulative effect of accounting change ......        547       13.1            62        1.7
Cumulative effect of accounting change ....................        (10)      (0.2)           --         --
                                                               -------      -----       -------      -----
Net income ................................................    $   537       12.8%      $    62        1.7%
                                                               =======      =====       =======      =====

Three Months Ended March 31, 2000 vs.
     Three Months Ended March 31, 2001

Revenues. Revenues for three months ended March 31, 2001 decreased 13.4% to $3.6 billion versus $4.2 billion for the prior year period. The decrease in total revenues is attributable to consumers' substitution of wire line services with wireless and e-mail, and proactive initiatives resulting in services being de-emphasized as we shift the MCI group's focus from revenue growth to cash generation.

Actual reported revenues by category for the three months ended March 31, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                                                       Percent
                                                                  2000       2001      Change
                                                                 ------     ------     -----
      Revenues
           Wholesale and consumer ...........................    $2,890     $2,502     (13.4)
           Alternative channels and small business ..........       876        695     (20.7)
           Dial-up Internet .................................       417        425       1.9
                                                                 ------     ------
      Total revenues ........................................    $4,183     $3,622     (13.4)
                                                                 ======     ======

Wholesale and consumer revenues for the first quarter of 2001 decreased 13.4%, from the prior year period. The wholesale market continues to be extremely price competitive as declines in minute rates outpaced increases in traffic resulting in revenue decreases of 25.4% for the first quarter of 2001 versus the prior year period. Wholesale revenues for the first quarter of 2001 were also impacted by proactive first quarter of 2001 and fourth quarter 2000 revenue actions which were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation. Consumer revenues for the first quarter of 2001 decreased 7.7% from the prior year period. The majority of this decrease is attributed to decreases in calling card revenues as a result of consumers' substitution of wire line services with wireless and e-mail. Our consumer local initiatives continue to perform well as consumer local revenues increased over 150% for the first quarter of 2001 versus the prior year period. We expect to see continued pricing pressure in the wholesale business and we expect the consumer business to continue to be affected by substitution, which will affect both revenue growth and gross margins.

Alternative channels and small business revenues for the first quarter of 2001 decreased 20.7% over the prior year period. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. This decrease is attributed to pricing pressures in the wholesale and small business markets which negatively affected revenue growth and gross margins in this area and pro-active initiatives to de-emphasize services with unacceptable gross margins as we shift the MCI group's focus from revenue growth to cash generation.

Dial-up Internet revenue growth for the first quarter of 2001 was 1.9% over the prior year amount. Our dial access network has grown 48% to aproximately 3.0 million modems as of March 31, 2001, compared with the prior year period. Additionally, Internet connect hours increased 24% to 1.9 billion hours for the first quarter of 2001 versus the prior year. These network usage increases were offset by pricing pressure resulting from the impact of volume discounts and off-net traffic, which lowered average revenue per hour by 20% for the first quarter of 2001 versus the prior year period.

Line costs. Line costs as a percentage of revenues for the first quarter of 2001 increased to 50.4% as compared to 41.9% reported for the prior year period. The increase was primarily the result of continued competitive pricing on the dial-up Internet business as noted above, which resulted in a modest increase in average cost per hour while average dial-up Internet revenues per hour decreased by 20%. Additionally, line costs as a percentage of revenues has increased as a result of the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above. Line costs for the three months ended March 31, 2000 and 2001 included $86 million and $93 million, respectively, of charges allocated to the MCI group for use of our fiber optic systems, which have been attributed to the WorldCom group.

Selling, general and administrative. Selling, general and administrative expenses for the first quarter of 2001 were $1.3 billion or 36.9% of revenues as compared to $1.2 billion or 28.5% of revenues for the prior year period. Selling, general and administrative expenses for the first quarter of 2001 include pre-tax costs of $48 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these costs, selling, general and administrative expenses as a percentage of revenues were 35.6% for the first quarter of 2001. The increase in selling, general and administrative expenses can be attributed to non-core wholesale actions in the fourth quarter of 2000 and first quarter of 2001 as discussed above, which had no immediate effect on selling, general and administrative expenses for both the wholesale and alternative channels and small business channels and increases to our consumer workforce to support retail activities. Selling, general and administrative expenses for the three months ended March 31, 2001 included $90 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($83 million) and the cost allocated to the MCI group for use of the MCI tradename ($7 million). For the three months ended March 31, 2000, selling, general and administrative expenses included $68 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($61 million) and the cost allocated to the MCI group for the use of the MCI tradename ($7 million).

Depreciation and amortization. Depreciation and amortization expense for the first quarter of 2001 increased to $227 million or 6.3% of revenues from $205 million or 4.9% of revenues for the same period in the prior year. This increase primarily reflects additional depreciation associated with 2000 and 2001 capital expenditures. Depreciation and amortization for the three months ended March 31, 2000 and 2001 excludes $20 million and $24 million, respectively, of charges for business voice switched services provided to the WorldCom group by the MCI group.

Interest expense. Interest expense for the first quarter of 2001 was $126 million or 3.5% of revenues as compared to $127 million or 3.0% of revenues for the same period in 2000. Interest expense on borrowings incurred by WorldCom and allocated to the MCI group was based on the weighted average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 2000, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group.

Provision for income taxes. The effective income tax rate for the first quarter of 2001 was 41.0% of income before taxes. The first quarter of 2001 rate is greater than the expected federal statutory rate of 35% primarily due to the amortization of the non-deductible goodwill. Excluding non-deductible amortization of goodwill, the MCI group's effective income tax rate would have been 37.7%.

Cumulative effect of accounting change. During 2000, we adopted SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. This adoption resulted in a one-time expense of $10 million, net of income tax benefit of $7 million at the MCI group.

Net income. For the three months ended March 31, 2001, the MCI group reported net income of $62 million as compared to $537 million for the three months ended March 31, 2000.

Liquidity and Capital Resources

As of March 31, 2001, our total debt was $26.6 billion, an increase of $1.7 billion from December 31, 2000. Additionally, at March 31, 2001, we had available liquidity of $6.1 billion under our credit facilities and commercial paper program, which are described in our Form 10-K/A, and from available cash. For March 31, 2001 and 2000, the MCI group was notionally allocated $6.0 billion of WorldCom's debt and the remaining outstanding debt was notionally allocated to the WorldCom group. WorldCom management has a wide degree of discretion over the cash management policies of both the WorldCom group and the MCI group. Cash generated by either group could be transferred to the other group without prior approval of WorldCom's shareholders. Due to the discretion possessed by management over the cash management policies of both groups, including the timing and decision of whether to finance capital expenditures, it may be difficult to assess each group's liquidity and capital resource needs, and, in turn, the future prospects of each group based on past performance.

On May 9, 2001, we completed the pricing of a public debt offering of $11.9 billion principal amount of debt securities, based on currency exchange rates on May 8, 2001. The net proceeds of $11.7 billion will be used for general corporate purposes, including to repay commercial paper, and repayment at maturity of $1.5 billion of our 6.125% notes due August 15, 2001 and $1.5 billion of our floating rate notes due November 26, 2001. The public debt offering consisted of the following series of notes:

                                  Principal                                          Interest                           First
                                   Amount            Maturity                         Payable                       Interest Date
                           ---------------------------------------------------------------------------------------------------------
6.50% Notes due 2004              $1.5 billion     May 15, 2004       Semiannually on May 15 and November 15      November 15, 2001
7.50% Notes due 2011              $4.0 billion     May 15, 2011       Semiannually on May 15 and November 15      November 15, 2001
8.25% Notes due 2031              $4.6 billion     May 15, 2031       Semiannually on May 15 and November 15      November 15, 2001
6.75% Notes due 2008        (euro)1.25 billion     May 15, 2008                 Annually on May 15                   May 15, 2002
7.25% Notes due 2008       (pounds)500 million     May 15, 2008                 Annually on May 15                   May 15, 2002

All of the notes, except for the 6.50% Notes due 2004 are redeemable, as a whole or in part, at our option, at any time or from time to time, at respective redemption prices equal to:

In the case of the U.S. dollar notes, the greater of:

      o     100% of the principal amount of the notes to be redeemed and
      o the sum of the present values of the Remaining Scheduled Payments, as defined therein, discounted, on a semiannual basis, assuming a 360-day year consisting of twelve 30-day months, at the Treasury Rate, as defined therein, plus:
            o     30 basis points for the Notes due 2011, and
            o     35 basis points for the Notes due 2031;

In the case of the euro notes, the greater of:

      o     100% of the principal amount of the notes to be redeemed and
      o the sum of the present values of the Remaining Scheduled Payments, as defined therein, discounted, on an annual basis (based on the actual number of days elapsed divided by 365 or 366, as the case may
            be), at the Reference Euro Dealer Rate, as defined therein, plus 25 basis points; and

In the case of the sterling notes, the greater of:

      o     100% of the principal amount of the notes to be redeemed and
      o the price expressed as a percentage (rounded to three decimal places, with .0005 being rounded up) at which the Gross Redemption Yield, as defined therein, on the outstanding principal amount of the notes on the Reference Date, as defined therein, is equal to the Gross Redemption Yield (determined by reference to the middle-market price) at 3:00 p.m. (London time) on that date on the Benchmark Gilt, as defined therein, plus 25 basis points;

plus, in the case of the U.S. dollar notes, the euro notes and the sterling notes, accrued interest to the date of redemption which has not been paid.

The offering will only be made by means of a prospectus, which may be obtained from JP Morgan, 600 Wall Street, New York, New York, 10260 or Salomon Smith Barney, 390 Greenwich Street, New York, New York 10013. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Additionally, we are in the process of restructuring a portion of our existing credit facilities and expect the new credit facilities to be completed by the end of the second quarter of 2001. The terms and conditions of the new credit facilities are expected to be similar to our existing credit facilities.

Operating Activities

For the three months ended March 31, 2000 and 2001, our cash flows from operations was as follows (dollars in millions):

                                                                2000       2001
                                                               ------     ------
      WorldCom group ....................................      $1,362     $1,236
      MCI group .........................................         432        360
                                                               ------     ------
           Net cash provided by operating activities ....      $1,794     $1,596
                                                               ======     ======

The decrease for the three months ended March 31, 2001 versus the prior year amount reflects increases in working capital requirements and deferred tax obligations in both the WorldCom group and the MCI group.

Investing activities

For the three months ended March 31, 2000 and 2001, our net cash used in investing activities was as follows (dollars in millions):

                                                             2000         2001
                                                           -------      -------
      WorldCom group ...................................   $(3,038)     $(2,726)
      MCI group ........................................      (242)        (396)
                                                           -------      -------
           Net cash used in investing activities .......   $(3,280)     $(3,122)
                                                           =======      =======

The WorldCom group's primary capital expenditures totaled $2.3 billion in the first quarter of 2000 and $2.1 billion in the first quarter of 2001. Primary capital expenditures include purchases of transmission, communications and other equipment. The WorldCom group's capital expenditures for Embratel and undersea cables were $179 million and $152 million in the first quarter of 2000 and 2001, respectively. The MCI group's capital expenditures totaled $86 million in the first quarter of 2000 and $95 million in the first quarter of 2001. The MCI group's capital expenditures include purchases of switching equipment, dial modems and messaging and other equipment.

Investing activities includes acquisitions and related costs of $7 million and $142 million in the first quarter of 2000 and 2001, respectively. Additionally, proceeds from the disposition of marketable securities and other long-term assets were $188 million and $195 million in the first quarter of 2000 and 2001, respectively.

Financing activities

For the three months ended March 31, 2000 and 2001, cash provided by financing activities was as follows (dollars in millions):

                                                              2000         2001
                                                            -------      -------
      WorldCom group ...................................    $ 1,367      $ 1,439
      MCI group ........................................       (161)          15
                                                            -------      -------
           Net cash provided by financing activities ...    $ 1,206      $ 1,454
                                                            =======      =======

Financing activities include net proceeds from borrowings on debt of $1.2 billion and $1.4 billion for the first quarter of 2000 and 2001, respectively. Financing activities for the MCI group reflect the borrowings and repayments of intergroup advances.

Also included in financing activities are proceeds from WorldCom's common stock issuances of $268 million and $71 million in the first quarter of 2000 and 2001, respectively, as a result of WorldCom common stock option and warrant exercises.

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

The development of our businesses and the installation and expansion of our domestic and international networks will continue to require significant capital expenditures. We anticipate that such capital expenditures will be approximately $7.5 billion to $8.0 billion in 2001 for the WorldCom group, excluding anticipated Embratel capital expenditures of approximately $800 million to $1.0 billion, and approximately $500 million for the MCI group. Failure to have access to sufficient funds for capital expenditures on acceptable terms or the failure to achieve capital expenditure synergies may require us to delay or abandon some of our plans, which could have a material adverse effect on our success. We have historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions. We believe that funding needs in excess of internally generated cash flow and our credit facilities and commercial paper program will be met by our May 2001 public debt offering.

Absent significant capital requirements for acquisitions, we believe that cash flow from operations and available liquidity, including our credit facilities and commercial paper program, the May 2001 public debt offering and available cash will be sufficient to meet our capital needs for the next twelve months.

Recently Issued Accounting Standards

In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material effect on our consolidated results of operations or financial position.

Euro Conversion

On January 1, 1999, 11 out of the 15 member countries of the European Union established the euro, a new common currency for member countries, and fixed conversion rates between their existing currencies and the euro. The transition period for the introduction of the euro is between January 1, 1999 to December 31, 2001. We are establishing plans to address the many issues involved with the introduction of the euro, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, assessing strategies concerning continuity of contracts, and refining the processes for preparing taxation and accounting records. At this time, we have not yet determined the cost related to addressing this issue. We believe that our business will potentially be affected by the impact of increased price transparency, however, we expect to be able to maintain our margins across our international operations as a result of any pricing changes that we decide to make purely as a result of the euro transition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in market values of our investments.

Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. We typically do not use derivative financial instruments to manage our interest rate risk. We have minimal cash flow exposure due to general interest rate changes for our fixed rate, long-term debt obligations. We do not believe a hypothetical 10% adverse rate change in our variable rate debt obligations would be material to our results of operations.

We are exposed to foreign exchange rate risk primarily due to other international operation's holding of approximately $1.4 billion in U.S. dollar denominated debt, and approximately $272 million of indebtedness indexed in other foreign currencies including French Franc, Deutsche Mark, Japanese Yen, Brazilian real and Belgian Franc as of March 31, 2001. Our potential immediate loss that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $45 million (after elimination of minority interests). In addition, if that change were to be sustained, our cost of financing would increase in proportion to the change.

We are also subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

We believe our market risk exposure with regard to our marketable equity securities is limited to changes in quoted market prices for the securities. Based upon the composition of our marketable equity securities at March 31, 2001, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        There have been no material changes in the legal proceedings reported in our Annual Report on Form 10-K/A for the year ended December 31, 2000, except as reflected in the discussion under Note G of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information

        As of March 31, 2000 and 2001, our ratio of earnings to fixed charges was 6.98:1 and 2.73:1, respectively. For the purpose of computing the ratio of earnings to fixed charges, earnings consist of pretax income from continuing operations, excluding minority interests in gains/losses of consolidated subsidiaries, and fixed charges consist of pretax interest, including capitalized interest, on all indebtedness, amortization of debt discount and expense, and that portion of rental expense which we believe to be representative of interest.

Item 6. Exhibits and Reports on Form 8-K

      A.    Exhibits

            See Exhibit Index.

      B.    Reports on Form 8-K

            Pursuant to Item 9, we filed current Reports on Form 8-K dated February 8, 2001 (filed February 8, 2001), March 14, 2001 (filed March 16, 2001) and March 28, 2001 (filed March 28, 2001), furnishing Regulation FD disclosures.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                              WorldCom, Inc.


                                              By: /s/ Scott D. Sullivan
                                                  ------------------------------
                                                  Scott D. Sullivan
                                                  Chief Financial Officer

Dated: May 15, 2001.

                                  EXHIBIT INDEX

Exhibit No.                             Description
-----------                             -----------

2.1 Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. ("Intermedia") dated as amended May 14, 2001 (filed as Annex A to WorldCom's
              Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)*

4.1 Second Amended and Restated Articles of Incorporation of WorldCom (including preferred stock designations), as amended as of May 1, 2000 (incorporated herein by reference to Exhibit 4.1 to WorldCom's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 0-11258))

4.2 Restated Bylaws of WorldCom (incorporated herein by reference to Exhibit 3.2 to WorldCom's Current Report on Form 8-K dated September 14, 1998 (filed September 29, 1998) (File No. 0-11258))

4.3 Rights Agreement dated as of August 25, 1996, between WorldCom and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 3 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated August 26, 1996 (as amended on Form 8-K/A filed August 31, 1996) filed by WorldCom with the SEC and on August 26, 1996 (as amended on Form 8-K/A filed on August 31,
              1996) (File No. 0-11258))

4.4 Amendment No. 1 to Rights Agreement dated as of May 22, 1997, by and between WorldCom and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 of WorldCom's Current Report on Form 8-K dated May 22, 1997 (filed June 5, 1997) (File No. 0-11258))

12.1          Statement re: Computation of Ratio of Earnings to Fixed Charges

99.1 Combined Financial Statements of WorldCom group (an integrated business of WorldCom, Inc.)

99.2 Combined Financial Statements of MCI group (an integrated business of WorldCom, Inc.)

* The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.