Form 10-Q
period 2001-06-30
WORLDCOM INC/GA//
filed 2001-08-14
CIK 723527

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number: 0-11258

                                   ----------

                                 WORLDCOM, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

                                 Yes |X| No |_|

      Common shares outstanding, net of treasury shares, at July 31, 2001:

      WorldCom group common stock 2,957,029,833
      MCI group common stock      118,270,279

--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets as of
                   December 31, 2000 and June 30, 2001........................ 3

                Consolidated Statements of Operations for the
                   three and six months ended June 30, 2000
                   and June 30, 2001.......................................... 4

                Consolidated Statements of Cash Flows for the
                   six months ended June 30, 2000 and June 30, 2001........... 5

                Notes to Consolidated Financial Statements.................... 6

                Combined Financial Statements of WorldCom group
                   (an integrated business of WorldCom, Inc.).................25

                Combined Financial Statements of MCI group
                   (an integrated business of WorldCom, Inc.).................33

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............38

Item 3.         Quantitative and Qualitative Disclosures about Market Risk....58

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.............................................58

Item 2.         Changes in Securities and Use of Proceeds.....................58

Item 3.         Defaults Upon Senior Securities...............................59

Item 4.         Submission of Matters to a Vote of Securities Holders.........59

Item 5.         Other Information.............................................60

Item 6.         Exhibits and Reports on Form 8-K..............................60

Signature       ..............................................................61

Exhibit Index   ..............................................................62

                         WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Unaudited, In Millions, Except Share Data)

                                                                                                        December 31,      June 30,
                                                                                                            2000             2001
                                                                                                        ------------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                               $     761       $   6,624
  Accounts receivable, net of allowance for bad debts of $1,532 in 2000 and $1,299 in 2001                    6,815           5,556
  Deferred tax asset                                                                                            172             224
  Other current assets                                                                                        2,007           2,005
                                                                                                          ---------       ---------
         Total current assets                                                                                 9,755          14,409
                                                                                                          ---------       ---------
Property and equipment:
  Transmission equipment                                                                                     20,288          20,191
  Communications equipment                                                                                    8,100           7,321
  Furniture, fixtures and other                                                                               9,342           9,222
  Construction in progress                                                                                    6,897           7,489
                                                                                                          ---------       ---------
                                                                                                             44,627          44,223
  Accumulated depreciation                                                                                   (7,204)         (8,241)
                                                                                                          ---------       ---------
                                                                                                             37,423          35,982
                                                                                                          ---------       ---------
Goodwill and other intangible assets                                                                         46,594          46,113
Other assets                                                                                                  5,131           5,440
                                                                                                          ---------       ---------
                                                                                                          $  98,903       $ 101,944
                                                                                                          =========       =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                                $   7,200       $   3,264
  Accounts payable and accrued line costs                                                                     6,022           4,415
  Other current liabilities                                                                                   4,451           3,782
                                                                                                          ---------       ---------
         Total current liabilities                                                                           17,673          11,461
                                                                                                          ---------       ---------
Long-term liabilities, less current portion:
  Long-term debt                                                                                             17,696          28,820
  Deferred tax liability                                                                                      3,611           3,938
  Other liabilities                                                                                           1,124             677
                                                                                                          ---------       ---------
         Total long-term liabilities                                                                         22,431          33,435
                                                                                                          ---------       ---------

Commitments and contingencies

Minority interests                                                                                            2,592              --

Company obligated mandatorily redeemable preferred securities                                                   798             798

Shareholders' investment:
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 10,693,437 shares in 2000 and 9,682,557 shares in 2001 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                                         --              --
  Preferred stock, par value $.01 per share; authorized: 31,155,008 shares
    in 2000 and 2001; none issued                                                                                --              --
  Common stock:
    WorldCom, Inc. common stock, par value $.01 per share; authorized: 5,000,000,000 shares in
    2000 and none in 2001; issued and outstanding: 2,887,960,378 shares in 2000 and none in 2001                 29              --
   WorldCom group common stock, par value $.01 per share; authorized: none in 2000 and 4,850,000,000
   shares in 2001; issued and outstanding: none in 2000 and 2,896,497,552 shares in 2001                         --              29
   MCI group common stock, par value $.01 per share; authorized: none in 2000
   and 150,000,000 shares in 2001; issued and outstanding:  none in 2000 and 115,865,980 in 2001                 --               1
  Additional paid-in capital                                                                                 52,877          53,002
  Retained earnings                                                                                           3,160           3,835
  Unrealized holding gain on marketable equity securities                                                       345              99
  Cumulative foreign currency translation adjustment                                                           (817)           (531)
  Treasury stock, at cost, 6,765,316 shares of WorldCom, Inc. in 2000,
    6,765,316 shares of WorldCom group stock
    and 270,613 shares of MCI group stock in 2001                                                              (185)           (185)
                                                                                                          ---------       ---------
        Total shareholders' investment                                                                       55,409          56,250
                                                                                                          ---------       ---------
                                                                                                          $  98,903       $ 101,944
                                                                                                          =========       =========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, In Millions, Except Per Share Data)

                                                                            For the Three Months Ended     For the Six Months Ended
                                                                                      June 30,                    June 30,
                                                                            --------------------------     ------------------------
                                                                                 2000          2001          2000           2001
                                                                            ----------       ---------     --------       ---------
Revenues                                                                       $ 9,807       $ 8,910       $ 19,419       $ 17,735
                                                                               -------       -------       --------       --------

Operating expenses:
  Line costs                                                                     3,776         3,730          7,509          7,426
  Selling, general and administrative                                            2,458         3,389          4,766          5,986
  Depreciation and amortization                                                  1,186         1,407          2,333          2,742
                                                                               -------       -------       --------       --------
        Total                                                                    7,420         8,526         14,608         16,154
                                                                               -------       -------       --------       --------
Operating income                                                                 2,387           384          4,811          1,581
Other income (expense):
  Interest expense                                                                (236)         (348)          (454)          (653)
  Miscellaneous                                                                    109           123            220            223
                                                                               -------       -------       --------       --------
Income before income taxes, minority interests and
  cumulative effect of accounting change                                         2,260           159          4,577          1,151
Provision for income taxes                                                         919            62          1,866            444
                                                                               -------       -------       --------       --------
Income before minority interests and cumulative effect
  of accounting change                                                           1,341            97          2,711            707
Minority interests                                                                 (68)           --           (150)            --
                                                                               -------       -------       --------       --------
Income before cumulative effect of accounting change                             1,273            97          2,561            707
Cumulative effect of accounting change (net of income tax of $50 in 2000)           --            --            (85)            --
                                                                               -------       -------       --------       --------
Net income                                                                       1,273            97          2,476            707

Distributions on  mandatorily redeemable preferred securities                       16            16             32             32
Preferred dividend requirement                                                      --            --              1             --
                                                                               -------       -------       --------       --------
Net income applicable to common shareholders                                   $ 1,257       $    81       $  2,443       $    675
                                                                               =======       =======       ========       ========

Net income attributed to WorldCom group before
  cumulative effect of accounting change                                       $   716       $   110       $  1,440       $    642
                                                                               =======       =======       ========       ========
Cumulative effect of accounting change                                         $    --       $    --       $    (75)      $     --
                                                                               =======       =======       ========       ========
Net income attributed to WorldCom group                                        $   716       $   110       $  1,365       $    642
                                                                               =======       =======       ========       ========

Net income (loss) attributed to MCI group before
  cumulative effect of accounting change                                       $   541       $   (29)      $  1,088       $     33
                                                                               =======       =======       ========       ========
Cumulative effect of accounting change                                         $    --       $    --       $    (10)      $     --
                                                                               =======       =======       ========       ========
Net income (loss) attributed to MCI group                                      $   541       $   (29)      $  1,078       $     33
                                                                               =======       =======       ========       ========

Earnings per common share:                                                                         PRO FORMA
WorldCom group:                                                                ---------------------------------------------------
Net income attributed to WorldCom group before
  cumulative effect of accounting change:
    Basic                                                                      $  0.25       $  0.04       $   0.50       $   0.22
                                                                               =======       =======       ========       ========
    Diluted                                                                    $  0.25       $  0.04       $   0.49       $   0.22
                                                                               =======       =======       ========       ========
Cumulative effect of accounting change                                         $    --       $    --       $  (0.03)      $     --
                                                                               =======       =======       ========       ========
Net income attributed to WorldCom group:
    Basic                                                                      $  0.25       $  0.04       $   0.48       $   0.22
                                                                               =======       =======       ========       ========
    Diluted                                                                    $  0.25       $  0.04       $   0.47       $   0.22
                                                                               =======       =======       ========       ========

MCI group:
Net income (loss) attributed to MCI group before cumulative effect of accounting change:
    Basic                                                                      $  4.75       $ (0.25)      $   9.54       $   0.28
                                                                               =======       =======       ========       ========
    Diluted                                                                    $  4.75       $ (0.25)      $   9.54       $   0.28
                                                                               =======       =======       ========       ========
Cumulative effect of accounting change                                         $    --       $    --       $  (0.09)      $     --
                                                                               =======       =======       ========       ========
Net income (loss) attributed to MCI group:
    Basic                                                                      $  4.75       $ (0.25)      $   9.46       $   0.28
                                                                               =======       =======       ========       ========
    Diluted                                                                    $  4.75       $ (0.25)      $   9.46       $   0.28
                                                                               =======       =======       ========       ========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, In Millions)

                                                                  For the Six Months Ended
                                                                           June 30,
                                                                  ------------------------
                                                                      2000          2001
                                                                  ----------      --------
Cash flows from operating activities:
Net income                                                          $ 2,476       $   707
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of accounting change                               85            --
    Minority interests                                                  150            --
    Depreciation and amortization                                     2,333         2,742
    Provision for deferred income taxes                               1,144           191
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable, net                                     (1,234)          (47)
        Other current assets                                           (466)          (38)
        Accounts payable and other current liabilities                 (373)         (592)
    All other operating activities                                     (194)          613
                                                                    -------       -------
Net cash provided by operating activities                             3,921         3,576
                                                                    -------       -------
Cash flows from investing activities:
  Capital expenditures                                               (5,197)       (4,268)
  Acquisitions and related costs                                        (14)         (142)
  Increase in intangible assets                                        (681)         (379)
  Decrease in other liabilities                                        (688)         (267)
  All other investing activities                                       (455)         (204)
                                                                    -------       -------
Net cash used in investing activities                                (7,035)       (5,260)
                                                                    -------       -------
Cash flows from financing activities:
  Principal borrowings on debt, net                                   2,765         7,953
  Common stock issuance                                                 431           103
  Distributions on mandatorily redeemable preferred securities
    and dividends paid on preferred stock                               (33)          (32)
  Redemption of Series C preferred stock                               (190)           --
  All other financing activities                                        (73)         (272)
                                                                    -------       -------
Net cash provided by financing activities                             2,900         7,752
Effect of exchange rate changes on cash                                   2            11
                                                                    -------       -------
Net increase (decrease) in cash and cash equivalents                   (212)        6,079
Cash and cash equivalents at beginning of period                        876           761
Deconsolidation of Embratel                                              --          (216)
                                                                    -------       -------
Cash and cash equivalents at end of period                          $   664       $ 6,624
                                                                    =======       =======

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) GENERAL

The financial statements included herein, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2000. The results for the three- and six- month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(B) RECAPITALIZATION

On June 7, 2001, our shareholders approved a recapitalization involving the creation of two separately traded tracking stocks:

      o WorldCom group stock, which is intended to reflect the performance of our data, Internet, international and commercial voice businesses and is quoted on The Nasdaq National Market under the trading symbol "WCOM", and

      o MCI group stock, which is intended to reflect the performance of our consumer, small business, wholesale long distance voice and data, wireless messaging and dial-up Internet access businesses and is quoted on The Nasdaq National Market under the trading symbol "MCIT".

In connection with the recapitalization, we amended our articles of incorporation to replace our existing common stock with two new series of common stock that are intended to reflect, or track, the performance of the businesses attributed to the WorldCom group and the MCI group. Effective with the recapitalization on June 7, 2001, each share of our existing common stock was changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock.

A tracking stock is a separate class of a company's common stock intended to provide a return to investors based upon the financial performance of a distinct business unit of the company, sometimes referred to as the targeted business. These targeted businesses are collections of businesses that we have grouped together in order for us to issue WorldCom group stock and MCI group stock. The ownership of the targeted business does not change, and while each of the classes of stock trade separately, all shareholders are common shareholders of a single company, WorldCom, and are subject to all risks of an investment in WorldCom as a whole.

We intend to initially pay a quarterly dividend of $0.60 per share on the MCI group stock. The MCI group was initially allocated notional debt of $6 billion and our remaining debt was allocated on a notional basis to the WorldCom group. We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in filings by WorldCom under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

Voting rights of the holders of the WorldCom group and the MCI group stock are prorated based on the relative market values of WorldCom group stock and MCI group stock. We will conduct shareholder meetings that encompass all holders of voting stock. The WorldCom group and the MCI group shareholders will vote together as a single class on all matters brought to a vote of shareholders, including the election of our directors.

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

(C) EMBRATEL DECONSOLIDATION

During the second quarter of 2001, we reached a long-term strategic decision to restructure our investment in Embratel Participacoes S.A., or Embratel. The restructuring included the resignation of certain Embratel Board of Directors seats, the irrevocable obligation to vote a portion of our common shares in a specified manner and the transfer of certain economic rights associated with such shares to an unrelated third party. Based on these actions, the accounting principles generally accepted in the United States prohibit the continued consolidation of Embratel's results. Accordingly, we have deconsolidated Embratel's results effective January 1, 2001.

(D) EARNINGS PER SHARE

Our consolidated financial statements present basic and diluted earnings per share for WorldCom group stock and MCI group stock using the two-class method. The two-class method is an earnings formula that determines the attributed earnings per share for WorldCom group stock and MCI group stock according to participation rights in undistributed earnings. The combined financial statements of the WorldCom group and the MCI group do not separately present earnings per share because WorldCom group stock and MCI group are series of our common stock, and the WorldCom group and the MCI group are not legal entities with a capital structure.

For purposes of our consolidated financial statements, basic earnings per share attributed to WorldCom group stock and MCI group stock is computed by dividing the respective attributed net income (loss) for the period by the respective number of weighted-average shares of WorldCom group stock and MCI group stock then outstanding. Diluted earnings per share attributed to WorldCom group stock and MCI group stock is computed by dividing the respective attributed net income
(loss) for the period by the respective weighted-average number of shares of WorldCom group stock and MCI group stock outstanding, including the respective dilutive effect of WorldCom group stock and MCI group stock equivalents.

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the WorldCom group and the MCI group for the three and six months ended June 30, 2000 and 2001 (in millions, except share and per share data):

                                                                            FOR THE THREE             FOR THE SIX
                                                                             MONTHS ENDED             MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                         -------------------       ------------------
                                                                          2000         2001         2000        2001
                                                                         ------      -------       ------      ------
                                                                                           PRO FORMA
                                                                         ---------------------------------------------
        WORLDCOM GROUP STOCK
BASIC
Income attributed to WorldCom group before cumulative
   effect of accounting change                                           $  732      $   126       $1,473      $  674
Distributions on mandatorily redeemable preferred securities                 16           16           32          32
Preferred dividend requirement                                               --           --            1          --
                                                                         ------      -------       ------      ------
Net income attributed to WorldCom group
   before cumulative effect of accounting change                         $  716      $   110       $1,440      $  642
                                                                         ======      =======       ======      ======
Weighted-average shares of WorldCom group stock outstanding               2,865        2,888        2,859       2,887
                                                                         ======      =======       ======      ======
Basic earnings per share attributed to WorldCom group stock
   before cumulative effect of accounting change                         $ 0.25      $  0.04       $ 0.50      $ 0.22
                                                                         ======      =======       ======      ======
DILUTED
Net income attributed to WorldCom group
   before cumulative effect of accounting change                         $  716      $   110       $1,440      $  642
                                                                         ======      =======       ======      ======
Weighted-average shares of WorldCom group stock outstanding               2,865        2,888        2,859       2,887
WorldCom group common stock equivalents                                      55           13           60          12
WorldCom group common stock issuable upon conversion of
   preferred stock                                                            2            2            2           2
                                                                         ------      -------       ------      ------
Diluted shares of WorldCom group stock outstanding                        2,922        2,903        2,921       2,901
                                                                         ======      =======       ======      ======
Diluted earnings per share attributed to WorldCom group stock
   before cumulative effect of accounting change                         $ 0.25      $  0.04       $ 0.49      $ 0.22
                                                                         ======      =======       ======      ======
        MCI GROUP STOCK
BASIC AND DILUTED
Net income (loss) attributed to MCI group before cumulative
   effect of accounting change                                           $  541      $   (29)      $1,088      $   33
                                                                         ======      =======       ======      ======
Basic and diluted weighted average MCI group shares outstanding             114          116          114         116
                                                                         ======      =======       ======      ======
Basic and diluted earnings (loss) per share attributed to MCI group
   stock before cumulative effect of accounting change                   $ 4.75      $ (0.25)      $ 9.54      $ 0.28
                                                                         ======      =======       ======      ======

As discussed in Note B, the recapitalization of WorldCom was effective June 7, 2001, and each share of WorldCom stock was changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock. The weighted-average shares outstanding and attributed earnings per share information above is pro forma for all periods and assumes the recapitalization occurred at the beginning of 2000 and the WorldCom group and MCI group stock existed for all periods presented.

(E) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid during the six months ended June 30, 2000 and 2001, amounted to $388 million and $473 million, respectively. Income taxes paid during the six months ended June 30, 2000 and 2001, totaled $43 million and $107 million, respectively. In conjunction with business combinations during the six months ended June 30, 2000 and 2001, assets acquired and liabilities assumed were as follows (in millions):

                                                             2000          2001
                                                             ----          ----
Fair value of assets acquired                                $ --         $  13
Excess of cost over net tangible assets acquired               29           142
Liabilities assumed                                           (15)          (13)
                                                             ----         -----
Net cash paid                                                $ 14         $ 142
                                                             ====         =====

(F) COMPREHENSIVE INCOME

The following table reflects the calculation of our comprehensive income for the three and six months ended June 30, 2000 and 2001 (in millions):

                                                                                     THREE MONTHS ENDED             SIX MONTHS
                                                                                            JUNE 30,              ENDED JUNE 30,
                                                                                     --------------------      --------------------
                                                                                       2000         2001         2000         2001
                                                                                     -------       ------      -------       ------
Net income applicable to common shareholders                                         $ 1,257       $   81      $ 2,443       $  675
                                                                                     -------       ------      -------       ------
Other comprehensive income (loss):
     Foreign currency translation losses                                                (238)          (9)        (202)         (48)
     Derivative financial instrument gains (losses):
          Cumulative effect of adoption of SFAS 133 as of January 1, 2001                 --           --           --           28
          Reclassification of derivative financial instruments to current earnings        --          (26)          --          (65)
          Change in fair value of derivative financial instruments                        --           15           --           47
     Unrealized holding gains (losses):

                                                                                     THREE MONTHS ENDED             SIX MONTHS
                                                                                            JUNE 30,              ENDED JUNE 30,
                                                                                     --------------------      --------------------
                                                                                       2000         2001         2000         2001
                                                                                     -------       ------      -------       ------
          Unrealized holding gains (losses) during the period                           (120)          22          381         (387)
          Reclassification adjustment for investment writeoffs
            included in net income                                                        --          181           --          181
          Reclassification adjustment for gains included in net income                  (132)         (65)        (215)        (206)
                                                                                     -------       ------      -------       ------
Other comprehensive income (loss) before tax                                            (490)         118          (36)        (450)
Income tax benefit (expense)                                                              94          (51)         (63)         156
                                                                                     -------       ------      -------       ------
Other comprehensive income (loss)                                                       (396)          67          (99)        (294)
                                                                                     -------       ------      -------       ------
Comprehensive income applicable to common shareholders                               $   861       $  148      $ 2,344       $  381
                                                                                     =======       ======      =======       ======

(G) SEGMENT INFORMATION

Based on our organizational structure, we operate in six reportable segments:
Commercial voice, data and Internet; International operations; Consumer; Wholesale; Alternative channels and small business and Dial-up Internet. Our reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. The Commercial voice, data and Internet segment includes voice, data and other types of domestic communications services for commercial customers, and Internet services including dedicated access and web and application hosting services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region. Consumer includes domestic voice communications services for consumer customers. Wholesale includes long distance voice and data domestic communications services for wholesale customers. Alternative channels and small business includes domestic long distance voice and data, agents, prepaid calling cards and paging services provided to alternative wholesale and small business customers. Dial-up Internet includes dial-up Internet access services.

Our chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing our fiber optic networks, which do not make a distinction between the types of services provided. Profit and loss information for WorldCom, the WorldCom group and the MCI group is reported only on a consolidated basis to the chief operating decision-maker and our board of directors.

The accounting policies of the segments are the same policies as those used by us in preparing our consolidated financial statements. Information about our segments for the three and six months ended June 30, 2000 and 2001, is as follows (in millions):

                                                       REVENUES FROM EXTERNAL CUSTOMERS
                                             ---------------------------------------------------
                                              FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                 ENDED JUNE 30,              ENDED JUNE 30,
                                             ---------------------       -----------------------
                                               2000          2001          2000           2001
                                             -------       -------       --------       --------
Voice, data and Internet                     $ 4,199       $ 4,624       $  8,282       $  9,117
International operations                         585           738          1,105          1,448
Consumer                                       1,943         1,836          3,901          3,643
Wholesale                                        876           698          1,808          1,393
Alternative channels and small business          962           610          1,838          1,305
Dial-up Internet                                 405           404            822            829
                                             -------       -------       --------       --------
     Total before Embratel                     8,970         8,910         17,756         17,735
Embratel                                         876            --          1,737             --
Elimination of intersegment revenues             (39)           --            (74)            --
                                             -------       -------       --------       --------
     Total                                   $ 9,807       $ 8,910       $ 19,419       $ 17,735
                                             =======       =======       ========       ========

                                                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                             ---------------------------------------------------
                                             FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                 ENDED JUNE 30,               ENDED JUNE 30,
                                             ---------------------       -----------------------
                                               2000          2001          2000           2001
                                             -------       -------       --------       --------
Voice, data and Internet                     $   789       $   961       $  1,533       $  1,960
International operations                         276           336            529            686
Consumer                                         686           745          1,399          1,493
Wholesale                                        128           157            263            316
Alternative channels and small business          245           264            493            557

                                                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                             ---------------------------------------------------
                                             FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                 ENDED JUNE 30,               ENDED JUNE 30,
                                             ---------------------       -----------------------
                                               2000          2001          2000           2001
                                             -------       -------       --------       --------
Dial-up Internet                                 102           130            199            268
Corporate                                         93           888             93            888
Elimination of intergroup expenses               (62)          (92)          (130)          (182)
                                             -------       -------       --------       --------
     Total before Embratel                     2,257         3,389          4,379          5,986
Embratel                                         210            --            405             --
Elimination of intersegment expenses              (9)           --            (18)            --
                                             -------       -------       --------       --------
     Total                                   $ 2,458       $ 3,389       $  4,766       $  5,986
                                             =======       =======       ========       ========

As discussed in Note C, we deconsolidated our investment in Embratel as of January 1, 2001. Embratel, which provides communications services in Brazil, was designated as a separate reportable segment for periods prior to January 1, 2001. Accordingly, we have included Embratel in our segment information presented for 2000.

See Note L for a reconciliation of the WorldCom group's and the MCI group's operating results to our consolidated results of operations.

(H) CONTINGENCIES

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

DOMESTIC

In August 1996, the FCC established nationwide rules pursuant to the Telecom Act designed to encourage new entrants to compete in local service markets through interconnection with the incumbent local telephone companies, resale of incumbent local telephone companies' retail services, and use of individual and combinations of unbundled network elements, owned by the incumbent local telephone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." Implementation of these rules has been delayed by various appeals by incumbent local telephone companies. In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue nationwide local competition rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that incumbent local telephone companies make specific unbundled network elements available to new entrants. The incumbent local telephone companies have sought reconsideration of the FCC's order and have petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. That case is pending.

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

The Telecom Act requires Bell Operating Companies to petition the FCC for permission to offer long distance services for each state within their region.
Section 271 of the Act provides that for these applications to be granted, the FCC must find, among other things, that the Bell Operating Companies have demonstrated that they have met a 14-point competitive checklist to open their local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional phone company applications and it has granted six: Verizon's for New York, Massachusetts, and Connecticut and SBC's for Texas, Kansas and Oklahoma. WorldCom, and other new entrants to the local market, have appealed to the D.C. Circuit the approvals for Kansas, Oklahoma and Massachusetts alleging that the FCC erred in concluding that the incumbent local telephone companies had satisfied the section 271 checklist prior to granting the application. Briefing of the Kansas and Oklahoma case concluded in July 2001 and argument is scheduled for September 17, 2001; a briefing schedule has not been established for the Massachusetts appeal. Verizon has filed its application for Pennsylvania and other applications may be filed at any time. WorldCom has challenged, and will continue to challenge, any application that does not satisfy the requirements of section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the Bell Operating Companies' operations support systems. In addition, legislation has been introduced in Congress that would have the effect of allowing Bell Operating Companies to offer in-region long distance data services without satisfying section 271 of the Act and/or of making it more difficult for competitors to resell incumbent local telephone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these legislative initiatives.

In December 1999, the FCC concluded that in providing high speed digital subscriber line services, the incumbent local telephone companies should be required to share primary telephone lines with competitive local exchange carriers, and identified the high frequency portion of the loop as a network element. In February 2000, Qwest and the United States Telephone Association petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit; the court held the case in abeyance pending reconsideration at the FCC. On January 19, 2001, the FCC issued its order on reconsideration which again is favorable to WorldCom and other firms seeking to gain access to the high bandwidth portion of the local loop. More specifically, the FCC clarified that the requirement to share lines applies to the entire loop, even where the traditional phone company has deployed fiber in the loop. Under the order, the incumbent local telephone companies must permit competing carriers to self-provision or partner with a data carrier in order to furnish voice and data service on the same line. The incumbent local telephone companies have appealed this ruling and we have intervened to support the FCC's order.

In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including WorldCom, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with incumbent local telephone companies. Many of these public utility commission decisions were appealed by the incumbent local telephone companies and, since the FCC's order, many incumbent local telephone companies have filed new cases at the public utility commissions or in court. WorldCom petitioned for review of the FCC's order in the United States Court of Appeals for the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings. In April 2001, the FCC issued an Order on Remand and Report and Order asserting jurisdiction over calls to Internet service providers and establishing a three-year transitional scheme of decreasing reciprocal compensation rates. WorldCom has filed a petition for review of the FCC's order with the D.C. Circuit.

On May 3, 2001, the United States Court of Appeals for the Fifth Circuit, ruling on a petition for review of a November 1999 FCC decision, held that the FCC cannot allow any incumbent local telephone company to recover universal service costs implicitly in access charges. Pending reconsideration petitions at the FCC seek retroactive treatment for implementation of this decision. On July 31, 2001, the United States Court of Appeals for the Tenth Circuit remanded to the FCC an order that provided high cost support for rural high cost areas. Additional petitions for rulemaking are pending at the FCC seeking additional support for rural high cost areas. Depending on the resolution of these rural issues, the federal universal service fund could grow substantially, by as much as $1 billion.

In 1999 the FCC issued an order that would require non-dominant telecommunications carriers to eliminate domestic interstate service tariffs, except in limited circumstances. In April 2000, the United States Court of Appeals for the D.C. Circuit affirmed the FCC's order and the FCC subsequently required compliance by August 1, 2001. WorldCom has complied with this order. On March 20, 2001, the FCC released an order governing the detariffing of international interexchange services. It established a nine-month transition period during which carriers may file new or revised tariffs only for mass market international exchange services. WorldCom has accordingly withdrawn its affected international tariffs for its business markets services and will comply with the FCC's directives regarding mass markets customers at or before the end of the transition period.

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

INTERNATIONAL

In February 1997, the United States entered into a World Trade Organization, or WTO, agreement that is designed to liberalize the provision of telecommunications services in scores of foreign countries over the next several years. The WTO agreement became effective in February 1998. In light of the United States' commitments to the WTO agreement, the FCC implemented new rules in February 1998 that liberalized existing policies regarding (1) the services that may be provided by foreign-affiliated U.S. international common carriers, including carriers controlled or more than 25 percent owned by foreign carriers that have market power in their home markets, and (2) the provision of alternative traffic routing. The new rules make it much easier for foreign-affiliated carriers to enter the United States market for the provision of international services. Although the WTO agreement affords WorldCom greater market access opportunities overseas, the implementation of the WTO agreement in the United States may also make it easier for foreign carriers with market power in their home markets to offer U.S. and foreign customers end-to-end services to our disadvantage. WorldCom may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide these end-to-end services.

LITIGATION

In November 2000, class action complaints were filed in the United States District Courts for the Southern District of Mississippi, the Southern District of New York, and the District of Columbia against WorldCom and some of its executive officers. All of these actions were consolidated in the Southern District of Mississippi on March 27, 2001, along with another purported class action lawsuit filed on behalf of individuals who purchased stock in Intermedia Communications Inc. between September 5 and November 1, 2000, which action asserts substantially similar claims and alleges that after the announcement of the WorldCom-Intermedia merger, the price of Intermedia stock was tied to the price of WorldCom stock. On June 1, 2001, the plaintiffs filed a consolidated amended complaint. Among other things, the consolidated amended complaint alleged that statements regarding WorldCom's revenues, the integration of MCI, the success of UUNET, and the expansion of WorldCom's network were false; WorldCom's financial disclosures were false; and WorldCom's announcement of its "generation d" initiative was misleading. Based on these allegations, the consolidated amended complaint asserts claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20(a) of the Securities Exchange Act of 1934. The consolidated amended complaint seeks to certify a class of persons who purchased WorldCom shares between February 10, 2000 and November 1, 2000, inclusive; it does not assert separate claims on behalf of purchasers of Intermedia shares. On August 7, 2001, WorldCom and the individual defendants filed a motion to dismiss the consolidated amended complaint in its entirety. We believe that the factual allegations and legal claims asserted in the consolidated amended complaint are without merit and intend to defend them vigorously.

On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, MCI and all of its directors were named as defendants in a total of 15 complaints filed in the Court of Chancery in the State of Delaware. British Telecommunications plc, or BT, was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of MCI, individually and purportedly as class actions on behalf of all other stockholders of MCI. The complaints allege that MCI's directors breached their fiduciary duty in connection with the merger agreement between MCI and BT, that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of MCI and that BT breached those duties in connection with the MCI BT merger agreement. The complaints seek damages and injunctive and other relief.

One of the purported stockholder class actions pending in Delaware Chancery Court has been amended, one of the purported class actions has been dismissed with prejudice, and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name WorldCom and a subsidiary as additional defendants. These plaintiffs generally allege that the defendants breached their fiduciary duties to stockholders in connection with the merger with MCI and the agreement to pay a termination fee to WorldCom. They further allege discrimination in favor of BT in connection with the MCI merger. The plaintiffs seek, among other things, damages and injunctive relief prohibiting the consummation of the MCI merger and the payment of the inducement fee to BT.

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

Nine class action complaints were filed arising out of the FCC's decision in HALPRIN, TEMPLE, GOODMAN AND SUGRUE V. MCI TELECOMMUNICATIONS CORP., which allege that WorldCom improperly charged "pre-subscribed" customers "non-subscriber" or so-called "casual" rates for some direct-dialed calls. Plaintiffs further challenge our credit policies for this "non-subscriber" traffic. Plaintiffs assert that our conduct violates the Communications Act and various state laws; the complaint seeks rebates to all affected customers as well as punitive damages and other relief. In response to a motion filed by WorldCom, the Judicial Panel on Multi-District Litigation consolidated these matters in the United States District Court for the Southern District of Illinois. On April 16, 2001, the district court issued a written order granting final approval of the parties' agreement to settle the litigation for a payment of $88 million. Appeals were filed challenging the settlement, all but two of which have been dismissed. Separately, WorldCom's appeal of the FCC's HALPRIN decision to the United States Court of Appeals for the District of Columbia Circuit has been stayed pending judicial review of the proposed settlement.

(I) LONG-TERM DEBT

On June 8, 2001, we replaced our existing $7 billion 364-Day Revolving Credit and Term Loan Agreement with two new credit facilities consisting of a $2.65 billion 364-Day Revolving Credit Agreement (the "364-Day Facility") and a $1.6 billion Revolving Credit Agreement (the "Multi-Year Facility"). The 364-Day Facility and the Multi-Year Facility, together with our existing $3.75 billion Amended and Restated Facility A Revolving Credit Agreement (the "Existing Facility"), provide us with aggregate credit facilities of $8 billion. These credit facilities provide liquidity support for our commercial paper program and for other general corporate purposes.

The Existing Facility and the Multi-Year Facility mature on June 30, 2002 and June 8, 2006, respectively. The 364-Day Facility has a 364-day term, which may be extended for successive 364-day terms to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding 51% of the committed amounts consent and so long as the final maturity date does not extend beyond June 8, 2006. Additionally, we may elect to convert the principal debt outstanding under the 364-Day Facility to a term loan maturing no later than one year after the conversion date, so long as the final maturity date does not extend beyond June 8, 2006. The Existing Facility is subject to annual commitment fees not to exceed 0.25% of any unborrowed portion of the facilities. The 364-Day Facility and the Multi-Year Facility are subject to annual facility fees not to exceed 0.20% or 0.25%, respectively, of the average daily commitment under each such facility (whether used or unused).

The credit facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by us under the terms of the credit facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing generally varies from 0.35% to 0.75% as to loans under the Existing Facility, from 0.29% to 0.80% as to loans under the 364-Day Facility and 0.27% to 0.75% as to loans under the Multi-Year Facility, in each case based upon our then current debt ratings.

The credit facilities are unsecured but include a negative pledge of our assets and, subject to exceptions, the covered subsidiaries. The credit facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The credit facilities require compliance with operating covenants which limit, among other things, the incurrence of additional indebtedness by us and the covered subsidiaries and sales of assets and mergers and dissolutions. The credit facilities do not restrict distributions to shareholders, provided we are not in default under the credit facilities. As of the date of this filing, we were in compliance with these covenants.

On May 9, 2001, we completed the pricing of a public debt offering of approximately $11.9 billion principal amount of debt securities, based on currency exchange rates on May 8, 2001. The net proceeds of $11.7 billion will be used for general corporate purposes, including to repay commercial paper, and repayment of $1.5 billion of our 6.125% notes due August 15, 2001 and $1.5 billion of our floating rate notes due November 26, 2001. The public debt offering consisted of the following series of notes:

                            Principal                                        Interest                        First
                              Amount              Maturity                    Payable                    Interest Date
------------------------------------------------------------------------------------------------------------------------
6.50% Notes due 2004    $1.5 billion         May 15, 2004     Semiannually on May 15 and November 15   November 15, 2001
7.50% Notes due 2011    $4.0 billion         May 15, 2011     Semiannually on May 15 and November 15   November 15, 2001
8.25% Notes due 2031    $4.6 billion         May 15, 2031     Semiannually on May 15 and November 15   November 15, 2001
6.75% Notes due 2008    (euro)1.25 billion   May 15, 2008                Annually on May 15               May 15, 2002
7.25% Notes due 2008    (pound)500 million   May 15, 2008                Annually on May 15               May 15, 2002

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

The following table sets forth our outstanding debt as of June 30, 2001 (in millions):

Commercial paper and credit facilities                                 $     99
Floating rate notes due 2001 through 2002                                 1,560
7.88% - 8.25% Notes Due 2003 - 2010                                       3,500
7.38% Notes Due 2006 - 2011                                               2,000
6.13% - 6.95% Notes Due 2001 - 2028                                       6,100
7.13% - 7.75% Notes Due 2004 - 2027                                       2,000
8.88% Senior Notes Due 2002 - 2006                                          667
7.13% - 8.25% Senior Debentures Due 2023 - 2027                           1,435
6.13% - 7.50% Senior Notes Due 2004 - 2012                                1,929
6.50% - 8.25% Notes Due 2004 - 2031                                      11,869
Capital lease obligations (maturing through 2002)                           373
Other debt (maturing through 2008)                                          552
                                                                       --------
                                                                         32,084
Short-term debt and current maturities of long-term debt                 (3,264)
                                                                       --------
                                                                       $ 28,820
                                                                       ========

(J) DERIVATIVE FINANCIAL INSTRUMENTS

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

As of January 1, 2001, our exposure to derivative financial instruments primarily consisted of option collar transactions designated as cash flow hedges of anticipated sales of an equity investment, which we maintain to minimize the impact of adverse changes in the market price of the related equity investment, and various equity warrants. The initial adoption of SFAS No. 133 provided a net transition gain from our designated cash flow hedges resulting in an increase in other comprehensive income of approximately $28 million. We recorded no net impact from adoption of SFAS No. 133 related to the various equity warrants. During the six months ended June 30, 2001, shares of the hedged equity investment were sold and we reclassified respective hedging gains of $65 million from accumulated comprehensive income to miscellaneous income. As of June 30, 2001, we estimate during the next twelve months we will reclassify from accumulated comprehensive income into earnings approximately $10 million relating to our derivative financial instruments as the underlying hedged equity investment is sold. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings resulting from any ineffective portion of the designated derivative hedges or from the discontinuance of designation of any cash flow hedges.

(K) SUBSEQUENT EVENTS

On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.3 billion, including long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Intermedia merger, stockholders of Intermedia received 1.0 shares of WorldCom group common stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group common stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia series B preferred stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia will be accounted for as a purchase and will be allocated to the WorldCom group.

(L) CONSOLIDATING INFORMATION

Below is the consolidating financial information of the WorldCom group and the MCI group. The financial information reflects the businesses attributed to the WorldCom group and the MCI group including the allocation of revenues and expenses between the WorldCom group and the MCI group in accordance with our allocation policies.

The attribution of the assets, liabilities, equity, revenues and expenses for each group, as reflected in our interim consolidated financial statements, which are consolidated in accordance with accounting principles generally accepted in the United States, is primarily based on specific identification of the businesses included in each group. Where specific identification was impractical, other methods and criteria were used that our management believes are equitable and provide a reasonable estimate of the assets, liabilities, equity, revenues and expenses attributable to each group. Our shared corporate services and related balance sheet amounts (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) have been attributed to the WorldCom group or the MCI group based upon identification of such services specifically benefiting each group. Where determinations based on specific usage alone are impractical, other methods and criteria were used that our management believes are equitable and provide a reasonable estimate of the cost attributable to each group. Our management believes that the allocation methods developed will be comparable to the expected future allocation methods.

Our board of directors or any special committee appointed by the board of directors may, without shareholder approval, change the polices set forth in our tracking stock policy statement, including any resolution implementing the provisions of our tracking stock policy statement. Our board of directors or any special committee appointed by the board of directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in our tracking stock policy statement in connection with particular facts and circumstances, all as our board of directors or any special committee appointed by the board of directors may determine to be in our best interests as a whole. Any such change, adoption or exception shall be final, binding and conclusive unless otherwise determined by our board of directors or any special committee appointed by the board of directors.

                           CONSOLIDATING BALANCE SHEET
                            (UNAUDITED, IN MILLIONS)

                                                                       AT DECEMBER 31, 2000
                                                        ------------------------------------------------
                                                        WORLDCOM        MCI
                                                          GROUP        GROUP    ELIMINATIONS    WORLDCOM
                                                        --------      -------   ------------    --------
Current assets                                           $ 8,092      $ 2,312      $  (649)      $ 9,755
Property and equipment, net                               35,177        2,246           --        37,423
Goodwill and other intangibles                            36,685        9,909           --        46,594
Other assets                                               5,939          168         (976)        5,131
                                                         -------      -------      -------       -------
     Total assets                                        $85,893      $14,635      $(1,625)      $98,903
                                                         =======      =======      =======       =======

Current liabilities                                      $14,213      $ 4,109      $  (649)      $17,673
Long-term debt                                            11,696        6,000           --        17,696
Noncurrent liabilities                                     3,648        2,063         (976)        4,735
Minority interests                                         2,592           --           --         2,592
Company obligated mandatorily redeemable
     preferred securities                                    798           --           --           798
Shareholders' investment                                  52,946        2,463           --        55,409
                                                         -------      -------      -------       -------
     Total liabilities and shareholders' investment      $85,893      $14,635      $(1,625)      $98,903
                                                         =======      =======      =======       =======

                        CONSOLIDATING STATEMENT OF INCOME
                            (UNAUDITED, IN MILLIONS)

                                                                            THREE MONTHS ENDED JUNE 30, 2000
                                                                   -----------------------------------------------
                                                                   WORLDCOM        MCI
                                                                    GROUP         GROUP    ELIMINATIONS   WORLDCOM
                                                                   --------      -------   ------------   --------
Revenues                                                           $ 5,621       $ 4,186       $  --       $ 9,807
                                                                   -------       -------       -----       -------
Operating expenses:
    Line costs:
        Attributed costs                                             2,091         1,685          --         3,776
        Intergroup allocated expenses                                   21            99        (120)           --
    Selling, general and administrative:
        Attributed costs                                               839           713         906         2,458
        Shared corporate services                                      520           386        (906)           --
        Intergroup allocated expenses                                   --            62         (62)           --
    Depreciation and amortization:
        Attributed costs                                               947           239          --         1,186
        Intergroup allocated expenses                                 (161)          (21)        182            --
                                                                   -------       -------       -----       -------
Total                                                                4,257         3,163          --         7,420
                                                                   -------       -------       -----       -------
Operating income                                                     1,364         1,023          --         2,387
Interest expense                                                      (109)         (127)         --          (236)
Miscellaneous income                                                   109            --          --           109
                                                                   -------       -------       -----       -------
Income before income taxes and minority interests                    1,364           896          --         2,260
Provision for income taxes                                             564           355          --           919
                                                                   -------       -------       -----       -------
Income before minority interests                                       800           541          --         1,341
Minority interests                                                     (68)           --          --           (68)
                                                                   -------       -------       -----       -------
Net income before distributions on mandatorily
    redeemable preferred securities                                    732           541          --         1,273
Distributions on  mandatorily redeemable preferred securities           16            --          --            16
                                                                   -------       -------       -----       -------
Net income                                                         $   716       $   541       $  --       $ 1,257
                                                                   =======       =======       =====       =======

                        CONSOLIDATING STATEMENT OF INCOME
                            (UNAUDITED, IN MILLIONS)

                                                                              SIX MONTHS ENDED JUNE 30, 2000
                                                                  ---------------------------------------------------
                                                                  WORLDCOM         MCI
                                                                    GROUP         GROUP      ELIMINATIONS    WORLDCOM
                                                                  --------       -------     ------------    --------
Revenues                                                          $ 11,050       $ 8,369       $    --       $ 19,419
                                                                  --------       -------       -------       --------
Operating expenses:
  Line costs:
      Attributed costs                                               4,159         3,350            --          7,509
      Intergroup allocated expenses                                     41           185          (226)            --
  Selling, general and administrative:
      Attributed costs                                               1,614         1,456         1,696          4,766
      Shared corporate services                                        928           768        (1,696)            --
      Intergroup allocated expenses                                     --           130          (130)            --
  Depreciation and amortization:
      Attributed costs                                               1,869           464            --          2,333
      Intergroup allocated expenses                                   (315)          (41)          356             --
                                                                  --------       -------       -------       --------
Total                                                                8,296         6,312            --         14,608
                                                                  --------       -------       -------       --------
Operating income                                                     2,754         2,057            --          4,811
Interest expense                                                      (200)         (254)           --           (454)
Miscellaneous income                                                   220            --            --            220
                                                                  --------       -------       -------       --------
Income before income taxes, minority interests and
  cumulative effect of accounting change                             2,774         1,803            --          4,577
Provision for income taxes                                           1,151           715            --          1,866
                                                                  --------       -------       -------       --------
Income before minority interests and cumulative effect of
  accounting change                                                  1,623         1,088            --          2,711
Minority interests                                                    (150)           --            --           (150)
                                                                  --------       -------       -------       --------
Income before cumulative effect of accounting change                 1,473         1,088            --          2,561
Cumulative effect of accounting change                                 (75)          (10)           --            (85)
                                                                  --------       -------       -------       --------
Net income before distributions on mandatorily
  redeemable preferred securities                                    1,398         1,078            --          2,476
Distributions on mandatorily redeemable preferred securities            32            --            --             32
Preferred dividend requirements                                          1            --            --              1
                                                                  --------       -------       -------       --------
Net income                                                        $  1,365       $ 1,078       $    --       $  2,443
                                                                  ========       =======       =======       ========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

                                                                        SIX MONTHS ENDED JUNE 30, 2000
                                                              ------------------------------------------------
                                                              WORLDCOM        MCI
                                                               GROUP         GROUP     ELIMINATIONS   WORLDCOM
                                                              --------      -------    ------------   --------
Cash flows from operating activities:
Net income                                                    $ 1,398       $ 1,078       $   --      $ 2,476
Adjustments to reconcile net income to net cash provided
  by operating activities:                                      1,598          (153)          --        1,445
                                                              -------       -------       ------      -------
  Net cash provided by operating activities                     2,996           925           --        3,921
                                                              -------       -------       ------      -------

Cash flows from investing activities:
Capital expenditures                                           (4,970)         (227)          --       (5,197)
Acquisitions and related costs                                    (14)           --           --          (14)
All other investing activities, net                            (1,694)         (130)          --       (1,824)
                                                              -------       -------       ------      -------
  Net cash used in investing activities                        (6,678)         (357)          --       (7,035)
                                                              -------       -------       ------      -------

Cash flows from financing activities:
Principal borrowings on debt, net                               2,765            --           --        2,765
Attributed stock activity of WorldCom, Inc.                       431            --           --          431
Intergroup advances, net                                          570          (570)          --           --
All other financing activities, net                              (296)           --           --         (296)
                                                              -------       -------       ------      -------
  Net cash provided by (used in) financing activities           3,470          (570)          --        2,900
Effect of exchange rates changes on cash                            2            --           --            2
                                                              -------       -------       ------      -------
Net decrease in cash and cash equivalents                        (210)           (2)          --         (212)
Cash and cash equivalents beginning of period                     806            70           --          876
                                                              -------       -------       ------      -------
Cash and cash equivalents end of period                       $   596       $    68       $   --      $   664
                                                              =======       =======       ======      =======

                           CONSOLIDATING BALANCE SHEET
                            (UNAUDITED, IN MILLIONS)

                                                                      AT JUNE 30, 2001
                                                      -------------------------------------------------
                                                      WORLDCOM        MCI
                                                        GROUP        GROUP     ELIMINATIONS    WORLDCOM
                                                      --------      -------    ------------    --------
Current assets                                         $13,228      $ 2,016      $  (835)      $ 14,409
Property and equipment, net                             33,861        2,121           --         35,982
Goodwill and other intangibles                          36,277        9,836           --         46,113
Other assets                                             6,191          225         (976)         5,440
                                                       -------      -------      -------       --------
   Total assets                                        $89,557      $14,198      $(1,811)      $101,944
                                                       =======      =======      =======       ========

Current liabilities                                    $ 8,372      $ 3,924      $  (835)      $ 11,461
Long-term debt                                          22,973        5,847           --         28,820
Noncurrent liabilities                                   3,675        1,916         (976)         4,615
Company obligated mandatorily redeemable
   preferred securities                                    798           --           --            798
Shareholders' investment                                53,739        2,511           --         56,250
                                                       -------      -------      -------       --------
   Total liabilities and shareholders' investment      $89,557      $14,198      $(1,811)      $101,944
                                                       =======      =======      =======       ========

                        CONSOLIDATING STATEMENT OF INCOME
                            (UNAUDITED, IN MILLIONS)

                                                                            THREE MONTHS ENDED JUNE 30, 2001
                                                                  -----------------------------------------------
                                                                  WORLDCOM        MCI
                                                                   GROUP         GROUP    ELIMINATIONS   WORLDCOM
                                                                  --------      -------   ------------   --------
Revenues                                                          $ 5,362       $ 3,548       $  --       $ 8,910
                                                                  -------       -------       -----       -------
Operating expenses:
  Line costs:
      Attributed costs                                              2,014         1,716          --         3,730
      Intergroup allocated expenses                                    25            91        (116)           --
  Selling, general and administrative:
      Attributed costs                                              1,588           943         858         3,389
      Shared corporate services                                       463           395        (858)           --
      Intergroup allocated expenses                                    --            92         (92)           --
  Depreciation and amortization:
      Attributed costs                                              1,145           262          --         1,407
      Intergroup allocated expenses                                  (183)          (25)        208            --
                                                                  -------       -------       -----       -------
Total                                                               5,052         3,474          --         8,526
                                                                  -------       -------       -----       -------
Operating income                                                      310            74          --           384
Interest expense                                                     (222)         (126)         --          (348)
Miscellaneous income                                                  123            --          --           123
                                                                  -------       -------       -----       -------
Income (loss) before income taxes                                     211           (52)         --           159
Provision for income taxes                                             85           (23)         --            62
                                                                  -------       -------       -----       -------
Net income (loss) before distributions on mandatorily
  redeemable preferred securities                                     126           (29)         --            97
Distributions on mandatorily redeemable preferred securities           16            --          --            16
                                                                  -------       -------       -----       -------
Net income (loss)                                                 $   110       $   (29)      $  --       $    81
                                                                  =======       =======       =====       =======

                        CONSOLIDATING STATEMENT OF INCOME
                            (UNAUDITED, IN MILLIONS)

                                                                             SIX MONTHS ENDED JUNE 30, 2001
                                                                  ---------------------------------------------------
                                                                  WORLDCOM         MCI
                                                                   GROUP          GROUP      ELIMINATIONS    WORLDCOM
                                                                  --------       -------     ------------    --------
Revenues                                                          $ 10,565       $ 7,170       $    --       $ 17,735
                                                                  --------       -------       -------       --------
Operating expenses:
  Line costs:
      Attributed costs                                               3,977         3,449            --          7,426
      Intergroup allocated expenses                                     49           184          (233)            --
  Selling, general and administrative:
      Attributed costs                                               2,362         1,878         1,746          5,986
      Shared corporate services                                      1,038           708        (1,746)            --
      Intergroup allocated expenses                                     --           182          (182)            --
  Depreciation and amortization:
      Attributed costs                                               2,229           513            --          2,742
      Intergroup allocated expenses                                   (366)          (49)          415             --
                                                                  --------       -------       -------       --------
Total                                                                9,289         6,865            --         16,154
                                                                  --------       -------       -------       --------
Operating income                                                     1,276           305            --          1,581
Interest expense                                                      (401)         (252)           --           (653)
Miscellaneous income                                                   223            --            --            223
                                                                  --------       -------       -------       --------
Income before income taxes                                           1,098            53            --          1,151
Provision for income taxes                                             424            20            --            444
                                                                  --------       -------       -------       --------
Net income before distributions on mandatorily
  redeemable preferred securities                                      674            33            --            707
Distributions on mandatorily redeemable preferred securities            32            --            --             32
                                                                  --------       -------       -------       --------
Net income                                                        $    642       $    33       $    --       $    675
                                                                  ========       =======       =======       ========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

                                                                       SIX MONTHS ENDED JUNE 30, 2001
                                                             -----------------------------------------------
                                                             WORLDCOM        MCI
                                                               GROUP        GROUP   ELIMINATIONS    WORLDCOM
                                                             --------       -----   ------------    --------
Cash flows from operating activities:
Net income                                                    $   674       $  33       $  --       $   707
Adjustments to reconcile net income to net cash provided
  by operating activities:                                      2,265         604          --         2,869
                                                              -------       -----       -----       -------
  Net cash provided by operating activities                     2,939         637          --         3,576
                                                              -------       -----       -----       -------

Cash flows from investing activities:
Capital expenditures                                           (4,136)       (132)         --        (4,268)
Acquisitions and related costs                                   (142)         --          --          (142)
All other investing activities, net                              (469)       (381)         --          (850)
                                                              -------       -----       -----       -------
  Net cash used in investing activities                        (4,747)       (513)         --        (5,260)
                                                              -------       -----       -----       -------

Cash flows from financing activities:
Principal borrowings (repayments) on debt, net                  8,106        (153)         --         7,953
Attributed stock activity of WorldCom, Inc.                       103          --          --           103
Intergroup advances, net                                          (15)         15          --            --
All other financing activities, net                              (304)         --          --          (304)
                                                              -------       -----       -----       -------
  Net cash provided by (used in) financing activities           7,890        (138)         --         7,752
Effect of exchange rates changes on cash                           11          --          --            11
                                                              -------       -----       -----       -------
Net increase (decrease) in cash and cash equivalents            6,093         (14)         --         6,079
Cash and cash equivalents beginning of period                     720          41          --           761
Deconsolidation of Embratel                                      (216)         --          --          (216)
                                                              -------       -----       -----       -------
Cash and cash equivalents end of period                       $ 6,597       $  27       $  --       $ 6,624
                                                              =======       =====       =====       =======

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                             COMBINED BALANCE SHEETS
                            (Unaudited, In Millions)

                                                                                             December 31,     June 30,
                                                                                                2000            2001
                                                                                             ------------     --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $    720       $  6,597
  Accounts receivable, net of allowance for bad debts of $1,018 in 2000 and $788 in 2001         4,980          3,924
  Deferred tax asset                                                                               131            221
  Other current assets                                                                           1,612          1,651
  Receivable from MCI group, net                                                                   649            835
                                                                                              --------       --------
         Total current assets                                                                    8,092         13,228
                                                                                              --------       --------
Property and equipment:
  Transmission equipment                                                                        19,883         19,802
  Communications equipment                                                                       5,873          4,892
  Furniture, fixtures and other                                                                  8,666          8,540
  Construction in progress                                                                       6,727          7,398
                                                                                              --------       --------
                                                                                                41,149         40,632
  Accumulated depreciation                                                                      (5,972)        (6,771)
                                                                                              --------       --------
                                                                                                35,177         33,861
                                                                                              --------       --------
Goodwill and other intangible assets                                                            36,685         36,277
Long-term receivable from MCI group, net                                                           976            976
Other assets                                                                                     4,963          5,215
                                                                                              --------       --------
                                                                                              $ 85,893       $ 89,557
                                                                                              ========       ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                    $  7,200       $  3,264
  Accounts payable and accrued line costs                                                        3,584          2,322
  Other current liabilities                                                                      3,429          2,786
                                                                                              --------       --------
         Total current liabilities                                                              14,213          8,372
                                                                                              --------       --------
Long-term liabilities, less current portion:
  Long-term debt                                                                                11,696         22,973
  Deferred tax liability                                                                         2,683          3,073
  Other liabilities                                                                                965            602
                                                                                              --------       --------
         Total long-term liabilities                                                            15,344         26,648
                                                                                              --------       --------

Commitments and contingencies

Minority interests                                                                               2,592             --

Company obligated mandatorily redeemable preferred securities                                      798            798

Allocated net worth                                                                             52,946         53,739
                                                                                              --------       --------
                                                                                              $ 85,893       $ 89,577
                                                                                              ========       ========

The accompanying notes are an integral part of these statements.

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF OPERATIONS
                            (Unaudited, In Millions)

                                                                              For the Three Months Ended    For the Six Months Ended
                                                                                        June 30,                    June 30,
                                                                              --------------------------    ------------------------
                                                                                   2000        2001            2000         2001
                                                                              -----------     ----------    ---------     ----------
Revenues                                                                          $ 5,621     $ 5,362        $ 11,050     $ 10,565
                                                                                  -------     -------        --------     --------
Operating expenses:
  Line costs                                                                        2,112       2,039           4,200        4,026
  Selling, general and administrative                                               1,359       2,051           2,542        3,400
  Depreciation and amortization                                                       786         962           1,554        1,863
                                                                                  -------     -------        --------     --------
        Total                                                                       4,257       5,052           8,296        9,289
                                                                                  -------     -------        --------     --------
Operating income                                                                    1,364         310           2,754        1,276
Other income (expense):
  Interest expense                                                                   (109)       (222)           (200)        (401)
  Miscellaneous                                                                       109         123             220          223
                                                                                  -------     -------        --------     --------
Income before income taxes, minority interests and
  cumulative effect of accounting change                                            1,364         211           2,774        1,098
Provision for income taxes                                                            564          85           1,151          424
                                                                                  -------     -------        --------     --------
Income before minority interests and cumulative effect
  of accounting change                                                                800         126           1,623          674
Minority interests                                                                    (68)         --            (150)          --
                                                                                  -------     -------        --------     --------
Income before cumulative effect of accounting change                                  732         126           1,473          674
Cumulative effect of accounting change (net of income tax of $43 in 2000)              --          --             (75)          --
                                                                                  -------     -------        --------     --------
Net income before distributions on mandatorily redeemable preferred securities        732         126           1,398          674
Distributions on mandatorily redeemable preferred securities                           16          16              32           32
Preferred dividend requirements                                                        --          --               1           --
                                                                                  -------     -------        --------     --------
Net income                                                                        $   716     $   110        $  1,365     $    642
                                                                                  =======     =======        ========     ========

The accompanying notes are an integral part of these statements.

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF CASH FLOWS
                            (Unaudited, In Millions)

                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                                   ------------------------
                                                                                       2000          2001
                                                                                   ---------       --------
Cash flows from operating activities:
Net income before distributions on mandatorily redeemable preferred securities       $ 1,398       $   674
Adjustments to reconcile net income before distributions on mandatorily redeemable preferred securities to net cash provided by operating activities:
    Cumulative effect of accounting change                                                75            --
    Minority interests                                                                   150            --
    Depreciation and amortization                                                      1,554         1,863
    Provision for deferred income taxes                                                1,050           216
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable, net                                                      (1,228)         (166)
        Receivable from MCI group, net                                                  (329)         (186)
        Other current assets                                                            (344)          (79)
        Accounts payable and other current liabilities                                   864           144
    All other operating activities                                                      (194)          473
                                                                                     -------       -------
Net cash provided by operating activities                                              2,996         2,939
                                                                                     -------       -------
Cash flows from investing activities:
  Capital expenditures                                                                (4,970)       (4,136)
  Acquisitions and related costs                                                         (14)         (142)
  Increase in intangible assets                                                         (664)         (199)
  Decrease in other liabilities                                                         (646)         (183)
  All other investing activities                                                        (384)          (87)
                                                                                     -------       -------
Net cash used in investing activities                                                 (6,678)       (4,747)
                                                                                     -------       -------
Cash flows from financing activities:
  Principal borrowings on debt, net                                                    2,765         8,106
  Attributed stock activity of WorldCom, Inc.                                            431           103
  Distributions on mandatorily redeemable preferred securities                           (33)          (32)
  Redemption of Series C preferred stock                                                (190)           --
  Advances (to) from MCI group, net                                                      570           (15)
  All other financing activities                                                         (73)         (272)
                                                                                     -------       -------
Net cash provided by financing activities                                              3,470         7,890
Effect of exchange rate changes on cash                                                    2            11
                                                                                     -------       -------

Net increase (decrease) in cash and cash equivalents                                    (210)        6,093
Cash and cash equivalents at beginning of period                                         806           720
Deconsolidation of Embratel                                                               --          (216)
                                                                                     -------       -------
Cash and cash equivalents at end of period                                           $   596       $ 6,597
                                                                                     =======       =======

The accompanying notes are an integral part of these statements.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(A) GENERAL

The combined financial statements included herein for the WorldCom group (an integrated business of WorldCom, Inc.), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the combined financial statements of the WorldCom group reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2000. The results for the three- and six- month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(B) RECAPITALIZATION

On June 7, 2001, our shareholders approved a recapitalization involving the creation of two separately traded tracking stocks:

      o WorldCom group stock, which is intended to reflect the performance of our data, Internet, international and commercial voice businesses and is quoted on The Nasdaq National Market under the trading symbol "WCOM", and

      o MCI group stock, which is intended to reflect the performance of our consumer, small business, wholesale long distance voice and data, wireless messaging and dial-up Internet access businesses and is quoted on The Nasdaq National Market under the trading symbol "MCIT".

In connection with the recapitalization, we amended our articles of incorporation to replace our existing common stock with two new series of common stock that are intended to reflect, or track, the performance of the businesses attributed to the WorldCom group and the MCI group. Effective with the recapitalization on June 7, 2001, each share of our existing common stock was changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock.

A tracking stock is a separate class of a company's common stock intended to provide a return to investors based upon the financial performance of a distinct business unit of the company, sometimes referred to as the targeted business. These targeted businesses are collections of businesses that we have grouped together in order for us to issue WorldCom group stock and MCI group stock. The ownership of the targeted business does not change, and while each of the classes of stock trade separately, all shareholders are common shareholders of a single company, WorldCom, and are subject to all risks of an investment in WorldCom as a whole.

We intend to initially pay a quarterly dividend of $0.60 per share on the MCI group stock. The MCI group was initially allocated notional debt of $6 billion and our remaining debt was allocated on a notional basis to the WorldCom group. We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in filings by WorldCom under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

Voting rights of the holders of the WorldCom group and the MCI group stock are prorated based on the relative market values of WorldCom group stock and MCI group stock. We will conduct shareholder meetings that encompass all holders of voting stock. The WorldCom group and the MCI group shareholders will vote together as a single class on all matters brought to a vote of shareholders, including the election of our directors.

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

(C) EMBRATEL DECONSOLIDATION

During the second quarter of 2001, we reached a long-term strategic decision to restructure our investment in Embratel. The restructuring included the resignation of certain Embratel Board of Directors seats, the irrevocable obligation to vote a portion of our common shares in a specified manner and the transfer of certain economic rights associated with such shares to an unrelated third party. Based on these actions, the accounting principles generally accepted in the United States prohibit the continued consolidation of Embratel's results. Accordingly, we have deconsolidated Embratel's results effective January 1, 2001.

(D) EARNINGS PER SHARE

Our consolidated financial statements present basic and diluted earnings per share for WorldCom group stock and MCI group stock using the two-class method. The two-class method is an earnings formula that determines the attributed earnings per share for WorldCom group stock and MCI group stock according to participation rights in undistributed earnings. The combined financial statements of the WorldCom group do not present earnings per share because WorldCom group stock is a series of our common stock, and the WorldCom group is not a legal entity with a capital structure.

For purposes of our consolidated financial statements, basic earnings per share attributed to WorldCom group stock is computed by dividing attributed net income for the period by the number of weighted-average shares of WorldCom group stock then outstanding. Diluted earnings per share attributed to WorldCom group stock is computed by dividing attributed net income for the period by the weighted-average number of shares of WorldCom group stock outstanding, including the dilutive effect of WorldCom group stock equivalents.

(E) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the WorldCom group during the six months ended June 30, 2000 and 2001, amounted to $139 million and $232 million, respectively. Income taxes paid by the WorldCom group during the six months ended June 30, 2000 and 2001 totaled $3 million and $93 million, respectively. In conjunction with business combinations attributed to the WorldCom group during the six months ended June 30, 2000 and 2001, assets acquired and liabilities assumed were as follows (in millions):

                                                                2000       2001
                                                                ----       ----
Fair value of assets acquired                                   $ --      $  13
Excess of cost over net tangible assets acquired                  29        142
Liabilities assumed                                              (15)       (13)
                                                                ----      -----
Net cash paid                                                   $ 14      $ 142
                                                                ====      =====

(F) COMPREHENSIVE INCOME

The following table reflects the calculation of comprehensive income attributed to the WorldCom group for the three and six months ended June 30, 2000 and 2001 (in millions):

                                                                                      FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                                                      --------------------      --------------------
                                                                                        2000         2001         2000        2001
                                                                                      -------       ------      -------      ------
Net income                                                                              $ 716       $  110      $ 1,365      $  642
                                                                                        -----       ------      -------      ------
Other comprehensive income (loss):
     Foreign currency translation losses                                                 (238)          (9)        (202)        (48)
     Derivative financial instrument gains (losses):
          Cumulative effect of adoption of SFAS 133 as of January 1, 2001                  --           --           --          28
          Reclassification of derivative financial instruments to current earnings         --          (26)          --         (65)
          Change in fair value of derivative financial instruments                         --           15           --          47
     Unrealized holding gains (losses):
          Unrealized holding gains (losses) during the period                            (120)          22          381        (387)
          Reclassification adjustment for investment writeoffs included in net
            income                                                                         --          181           --         181
          Reclassification adjustment for gains included in net income                   (132)         (65)        (215)       (206)
                                                                                        -----       ------      -------      ------
Other comprehensive income (loss) before tax                                             (490)         118          (36)       (450)
Income tax benefit (expense)                                                               94          (51)         (63)        156
                                                                                        -----       ------      -------      ------
Other comprehensive income (loss)                                                        (396)          67          (99)       (294)
                                                                                        -----       ------      -------      ------
Comprehensive income                                                                    $ 320       $  177      $ 1,266      $  348
                                                                                        =====       ======      =======      ======

(G) SEGMENT INFORMATION

Based on its organizational structure, the WorldCom group operates in two reportable segments: Commercial voice, data and Internet, and International operations. The WorldCom group's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. The Commercial voice, data and Internet segment includes voice, data and other types of domestic communications services for commercial customers, and Internet services including dedicated access and web and application hosting services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region.

Our chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing our fiber optic networks, which do not make a distinction between the types of services provided. Profit and loss information is reported only on a combined basis to our chief operating decision-maker and our board of directors.

The accounting policies of the segments are the same policies as those used by the WorldCom group in preparing its combined financial statements. Information about the WorldCom group's segments for the three and six months ended June 30, 2000 and 2001, is as follows (in millions):

                                                  REVENUES FROM EXTERNAL CUSTOMERS
                                          -------------------------------------------------
                                          FOR THE THREE MONTHS     FOR THE SIX MONTHS ENDED
                                             ENDED JUNE 30,                JUNE 30,
                                          --------------------     ------------------------
                                            2000         2001         2000           2001
                                          -------       ------     ---------       --------
Voice, data and Internet                  $ 4,199       $4,624      $  8,282       $ 9,117
International operations                      585          738         1,105         1,448
                                          -------       ------      --------       -------
     Total before Embratel                  4,784        5,362         9,387        10,565
Embratel                                      876           --         1,737            --
Elimination of intersegment revenues          (39)          --           (74)           --
                                          -------       ------      --------       -------
     Total                                $ 5,621       $5,362      $ 11,050       $10,565
                                          =======       ======      ========       =======

                                            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                          -------------------------------------------------
                                          FOR THE THREE MONTHS     FOR THE SIX MONTHS ENDED
                                             ENDED JUNE 30,                JUNE 30,
                                          --------------------     ------------------------
                                            2000         2001         2000           2001
                                          -------       ------     ---------       --------
Voice, data and Internet                  $   789       $  961      $  1,533       $ 1,960
International operations                      276          336           529           686
Corporate                                      93          754            93           754
                                          -------       ------      --------       -------
     Total before Embratel                  1,158        2,051         2,155         3,400
Embratel                                      210           --           405            --
Elimination of intersegment expenses           (9)          --           (18)           --
                                          -------       ------      --------       -------

                                            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                          -------------------------------------------------
                                          FOR THE THREE MONTHS     FOR THE SIX MONTHS ENDED
                                             ENDED JUNE 30,                JUNE 30,
                                          --------------------     ------------------------
                                            2000         2001         2000           2001
                                          -------       ------     ---------       --------
     Total                                $ 1,359       $2,051      $  2,542       $ 3,400
                                          =======       ======      ========       =======

As discussed in Note C, we deconsolidated our investment in Embratel as of January 1, 2001. Embratel, which provides communications services in Brazil, was designated as a separate reportable segment of the WorldCom group for periods prior to January 1, 2001. Accordingly, we have included Embratel in our WorldCom group segment information presented for 2000.

The following is a reconciliation of the segment information to income before income taxes, minority interests and cumulative effect of accounting change for the three and six months ended June 30, 2000 and 2001 (in millions):

                                                     FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                        ENDED JUNE 30,               ENDED JUNE 30,
                                                     ---------------------       -----------------------
                                                       2000          2001          2000           2001
                                                     -------       -------       --------       --------
Revenues                                             $ 5,621       $ 5,362       $ 11,050       $ 10,565
Operating expenses                                     4,257         5,052          8,296          9,289
                                                     -------       -------       --------       --------
Operating income                                       1,364           310          2,754          1,276
Other income (expense):
     Interest expense                                   (109)         (222)          (200)          (401)
     Miscellaneous                                       109           123            220            223
                                                     -------       -------       --------       --------
Income before income taxes, minority interests
     and cumulative effect of accounting change      $ 1,364       $   211       $  2,774       $  1,098
                                                     =======       =======       ========       ========

(H) LONG-TERM DEBT

As of January 1, 2000, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and the remaining outstanding debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, we considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation is equitable and supportable by both the WorldCom group and the MCI group. Each group's debt will increase or decrease by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, share repurchases and other financing activities.

Interest expense on borrowings incurred by us and allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on our weighted-average interest rate, excluding capitalized interest, of our debt plus 1 1/4 percent.

See Note I to our interim consolidated financial statements for information pertaining to our outstanding long-term debt.

(I) CONTINGENCIES

The WorldCom group's shareholders are subject to all of the risks related to an investment in WorldCom and the WorldCom group, including the effects of any legal proceedings and claims against the MCI group. See Note H to our interim consolidated financial statements for information related to our contingencies.

(J) DERIVATIVE FINANCIAL INSTRUMENTS

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

As of January 1, 2001, our exposure to derivative financial instruments primarily consisted of option collar transactions designated as cash flow hedges of anticipated sales of an equity investment, which we maintain to minimize the impact of adverse changes in the market price of the related equity investment, and various equity warrants. The initial adoption of SFAS No. 133 provided a net transition gain from our designated cash flow hedges resulting in an increase in other comprehensive income of approximately $28 million. We recorded no net impact from adoption of SFAS No. 133 related to the various equity warrants. During the six months ended June 30, 2001, shares of the hedged equity investment were sold and we reclassified respective hedging gains of $65 million from accumulated comprehensive income to miscellaneous income. As of June 30, 2001, we estimate during the next twelve months we will reclassify from accumulated comprehensive income into earnings approximately $10 million relating to our derivative financial instruments as the underlying hedged equity investment is sold. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings resulting from any ineffective portion of the designated derivative hedges or from the discontinuance of designation of any cash flow hedges. All of our derivative instruments are attributed to the WorldCom group.

(K) SUBSEQUENT EVENTS

On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.3 billion, including long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Intermedia merger, stockholders of Intermedia received 1.0 shares of WorldCom group common stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group common stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia series B preferred stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia will be accounted for as a purchase and will be allocated to the WorldCom group.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                             COMBINED BALANCE SHEETS
                            (Unaudited, In Millions)

                                                                                          December 31,     June 30,
                                                                                              2000           2001
                                                                                          ------------     --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $     41       $     27
  Accounts receivable, net of allowance for bad debts of $514 in 2000 and $511 in 2001         1,835          1,632
  Deferred tax asset                                                                              41              3
  Other current assets                                                                           395            354
                                                                                            --------       --------
         Total current assets                                                                  2,312          2,016
                                                                                            --------       --------
Property and equipment:
  Transmission equipment                                                                         405            389
  Communications equipment                                                                     2,227          2,429
  Furniture, fixtures and other                                                                  676            682
  Construction in progress                                                                       170             91
                                                                                            --------       --------
                                                                                               3,478          3,591
  Accumulated depreciation                                                                    (1,232)        (1,470)
                                                                                            --------       --------
                                                                                               2,246          2,121
                                                                                            --------       --------
Goodwill and other intangible assets                                                           9,909          9,836
Other assets                                                                                     168            225
                                                                                            --------       --------
                                                                                            $ 14,635       $ 14,198
                                                                                            ========       ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Payable to WorldCom group, net                                                            $    649       $    835
  Accounts payable and accrued line costs                                                      2,438          2,093
  Other current liabilities                                                                    1,022            996
                                                                                            --------       --------
         Total current liabilities                                                             4,109          3,924
                                                                                            --------       --------
Long-term liabilities, less current portion:
  Long-term debt                                                                               6,000          5,847
  Long-term payable to WorldCom group, net                                                       976            976
  Deferred tax liability                                                                         928            865
  Other liabilities                                                                              159             75
                                                                                            --------       --------
         Total long-term liabilities                                                           8,063          7,763
                                                                                            --------       --------

Allocated net worth                                                                            2,463          2,511
                                                                                            --------       --------
                                                                                            $ 14,635       $ 14,198
                                                                                            ========       ========

The accompanying notes are an integral part of these statements.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF OPERATIONS
                            (Unaudited, In Millions)

                                                                              For the Three Months Ended    For the Six Months Ended
                                                                                       June 30,                     June 30,
                                                                              --------------------------    ------------------------
                                                                                   2000         2001            2000        2001
                                                                              ----------      ----------    ---------      ---------
Revenues                                                                         $ 4,186      $ 3,548         $ 8,369      $ 7,170
                                                                                 -------      -------         -------      -------

Operating expenses:
  Line costs                                                                       1,784        1,807           3,535        3,633
  Selling, general and administrative                                              1,161        1,430           2,354        2,768
  Depreciation and amortization                                                      218          237             423          464
                                                                                 -------      -------         -------      -------
        Total                                                                      3,163        3,474           6,312        6,865
                                                                                 -------      -------         -------      -------
Operating income                                                                   1,023           74           2,057          305
Other income (expense):
  Interest expense                                                                  (127)        (126)           (254)        (252)
                                                                                 -------      -------         -------      -------
Income (loss) before income taxes and cumulative effect of accounting change         896          (52)          1,803           53
Provision for income taxes                                                           355          (23)            715           20
                                                                                 -------      -------         -------      -------
Income (loss) before cumulative effect of accounting change                          541          (29)          1,088           33
Cumulative effect of accounting change (net of income tax of $7 in 2000)              --           --             (10)          --
                                                                                 -------      -------         -------      -------
Net income (loss)                                                                $   541      $   (29)        $ 1,078      $    33
                                                                                 =======      =======         =======      =======

The accompanying notes are an integral part of these statements.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF CASH FLOWS
                            (Unaudited, In Millions)

                                                          For the Six Months Ended
                                                                   June 30,
                                                          ------------------------
                                                               2000        2001
                                                          ----------      --------
Cash flows from operating activities:
Net income                                                   $ 1,078      $  33
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of accounting change                        10         --
    Depreciation and amortization                                423        464
    Provision for deferred income taxes                           94        (25)
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable, net                                  (6)       119
        Other current assets                                    (122)        41
        Accounts payable and other current liabilities          (881)      (321)
        Payable to WorldCom group, net                           329        186
    All other operating activities                                --        140
                                                             -------      -----
Net cash provided by operating activities                        925        637
                                                             -------      -----
Cash flows from investing activities:
  Capital expenditures                                          (227)      (132)
  Increase in intangible assets                                  (17)      (180)
  Decrease in other liabilities                                  (42)       (84)
  All other investing activities                                 (71)      (117)
                                                             -------      -----
Net cash used in investing activities                           (357)      (513)
                                                             -------      -----
Cash flows from financing activities:
  Principal repayments on debt, net                               --       (153)
  Advances (to) from WorldCom group, net                        (570)        15
                                                             -------      -----
Net cash used in financing activities                           (570)      (138)
                                                             -------      -----

Net decrease in cash and cash equivalents                         (2)       (14)
Cash and cash equivalents at beginning of period                  70         41
                                                             -------      -----
Cash and cash equivalents at end of period                   $    68      $  27
                                                             =======      =====

The accompanying notes are an integral part of these statements.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(A) GENERAL

The combined financial statements included herein for the MCI group (an integrated business of WorldCom, Inc.), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the combined financial statements of the MCI group reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2000. The results for the three- and six- month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(B) RECAPITALIZATION

On June 7, 2001, our shareholders approved a recapitalization involving the creation of two separately traded tracking stocks:

      o WorldCom group stock, which is intended to reflect the performance of our data, Internet, international and commercial voice businesses and is quoted on The Nasdaq National Market under the trading symbol "WCOM", and

      o MCI group stock, which is intended to reflect the performance of our consumer, small business, wholesale long distance voice and data, wireless messaging and dial-up Internet access businesses and is quoted on The Nasdaq National Market under the trading symbol "MCIT".

In connection with the recapitalization, we amended our articles of incorporation to replace our existing common stock with two new series of common stock that are intended to reflect, or track, the performance of the businesses attributed to the WorldCom group and the MCI group. Effective with the recapitalization on June 7, 2001, each share of our existing common stock was changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock.

A tracking stock is a separate class of a company's common stock intended to provide a return to investors based upon the financial performance of a distinct business unit of the company, sometimes referred to as the targeted business. These targeted businesses are collections of businesses that we have grouped together in order for us to issue WorldCom group stock and MCI group stock. The ownership of the targeted business does not change, and while each of the classes of stock trade separately, all shareholders are common shareholders of a single company, WorldCom, and are subject to all risks of an investment in WorldCom as a whole.

We intend to initially pay a quarterly dividend of $0.60 per share on the MCI group stock. The MCI group was initially allocated notional debt of $6 billion and our remaining debt was allocated on a notional basis to the WorldCom group. We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in filings by WorldCom under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

Voting rights of the holders of the WorldCom group and the MCI group stock are prorated based on the relative market values of WorldCom group stock and MCI group stock. We will conduct shareholder meetings that encompass all holders of voting stock. The WorldCom group and the MCI group shareholders will vote together as a single class on all matters brought to a vote of shareholders, including the election of our directors.

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

(C) EARNINGS PER SHARE

Our consolidated financial statements present basic and diluted earnings per share for WorldCom group stock and MCI group stock using the two-class method. The two-class method is an earnings formula that determines the attributed earnings per share for WorldCom group stock and MCI group stock according to participation rights in undistributed earnings. The combined financial statements of the MCI group do not present earnings per share because MCI group stock is a series of our common stock, and the MCI group is not a legal entity with a capital structure.

For purposes of our consolidated financial statements, basic earnings per share attributed to MCI group stock is computed by dividing attributed net income for the period by the number of weighted-average shares of MCI group stock then outstanding. Diluted earnings per share attributed to MCI group stock is computed by dividing attributed net income for the period by the weighted-average number of shares of MCI group stock outstanding, including the dilutive effect of MCI group stock equivalents.

(D) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the MCI group during the six months ended June 30, 2000 and 2001, amounted to $249 million and $241 million, respectively. Income taxes paid during the six months ended June 30, 2000 and 2001, totaled $40 million and $14 million, respectively.

(E) SEGMENT INFORMATION

Based on its organizational structure, the MCI group operates in four reportable segments: Consumer; Wholesale; Alternative channels and small business and Dial-up Internet. The MCI group's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. Consumer includes domestic voice communications services for consumer customers. Wholesale includes long distance voice and data domestic communications services for wholesale customers. Alternative channels and small business includes domestic long distance voice and data, agents, prepaid calling cards and paging services provided to alternative wholesale and small business customers. Dial-up Internet includes dial-up Internet access services.

Our chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing our network facilities, which do not make a distinction between the types of services provided. Profit and loss information is reported only on a combined basis to our chief operating decision-maker and our board of directors.

The accounting policies of the segments are the same policies as those used by the MCI group in preparing its combined financial statements. Information about the MCI group's segments for the three and six months ended June 30, 2000 and 2001, is as follows (in millions):

                                                 REVENUES FROM EXTERNAL CUSTOMERS
                                           --------------------------------------------
                                           FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                           --------------------      ------------------
                                              2000        2001        2000        2001
                                           --------      ------      ------      ------
Consumer                                     $1,943      $1,836      $3,901      $3,643
Wholesale                                       876         698       1,808       1,393
Alternative channels and small business         962         610       1,838       1,305
Dial-up Internet                                405         404         822         829
                                             ------      ------      ------      ------
     Total                                   $4,186      $3,548      $8,369      $7,170
                                             ======      ======      ======      ======

                                           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                           --------------------------------------------
                                           FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                           --------------------      ------------------
                                              2000        2001        2000        2001
                                           --------      ------      ------      ------
Consumer                                     $  686      $  745      $1,399      $1,493
Wholesale                                       128         157         263         316
Alternative channels and small business         245         264         493         557
Dial-up Internet                                102         130         199         268
Corporate                                        --         134          --         134
                                             ------      ------      ------      ------
     Total                                   $1,161      $1,430      $2,354      $2,768
                                             ======      ======      ======      ======

The following is a reconciliation of the segment information to income (loss) before income taxes and cumulative effect of accounting change for the three and six months ended June 30, 2000 and 2001 (in millions):

                                                 FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                    ENDED JUNE 30,               ENDED JUNE 30,
                                                 ---------------------       ---------------------
                                                   2000          2001          2000          2001
                                                 -------       -------       -------       -------
Revenues                                         $ 4,186       $ 3,548       $ 8,369       $ 7,170
Operating expenses                                 3,163         3,474         6,312         6,865
                                                 -------       -------       -------       -------
Operating income                                   1,023            74         2,057           305
Other income (expense):
     Interest expense                               (127)         (126)         (254)         (252)
                                                 -------       -------       -------       -------
Income (loss) before income taxes and
     cumulative effect of accounting change      $   896       $   (52)      $ 1,803       $    53
                                                 =======       =======       =======       =======

(F) LONG-TERM DEBT

As of January 1, 2000, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and the remaining outstanding debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, we considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation is equitable and supportable by both the WorldCom group and the MCI group. Each group's debt will increase or decrease by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, share repurchases and other financing activities.

Interest expense on borrowings incurred by us and allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on our weighted-average interest rate, excluding capitalized interest, of our debt plus 1 1/4 percent.

See Note I to our interim consolidated financial statements for information pertaining to our outstanding long-term debt.

(G) CONTINGENCIES

The MCI group's shareholders are subject to all of the risks related to an investment in WorldCom and the MCI group, including the effects of any legal proceedings and claims against the WorldCom group. See Note H to our interim consolidated financial statements for information related to our contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On June 7, 2001, our shareholders approved the creation of two separately traded tracking stocks: WorldCom group stock, which is intended to track the separate performance of our data, Internet, international and commercial voice businesses; and MCI group stock, which is intended to reflect the performance of our consumer, small business, wholesale long distance voice and data, wireless messaging and dial-up Internet access businesses.

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

Through the businesses that we have realigned as the MCI group, we provide a broad range of retail and wholesale communications services, including long distance voice and data communications, consumer local voice communications, wireless messaging, private line services and dial-up Internet access services. Our retail services are provided to consumers and small businesses in the United States. We are the second largest carrier of long distance telecommunications services in the United States. We provide a wide range of long distance telecommunications services, including: basic long distance telephone service, dial around, collect calling, operator assistance and calling card services (including prepaid calling cards) and toll free or 800 services. We offer these services individually and in combinations. Through combined offerings, we provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans. Our wholesale businesses include wholesale voice and data services provided to carrier customers and other resellers and dial-up Internet access services.

On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.3 billion, including long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Intermedia merger, stockholders of Intermedia received 1.0 shares of WorldCom group common stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group common stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia series B preferred stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia will be accounted for as a purchase and will be allocated to the WorldCom group.

During the second quarter of 2001, we reached a long-term strategic decision to restructure our investment in Embratel. The restructuring included the resignation of certain Embratel Board of Directors seats, the irrevocable obligation to vote a portion of our common shares in a specified manner and the transfer of certain economic rights associated with such shares to an unrelated third party. Based on these actions, the accounting principles generally accepted in the United States prohibit the continued consolidation of Embratel's results. Accordingly, we have deconsolidated Embratel's results effective January 1, 2001.

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

Although we sometimes refer to such assets and liabilities as those of the WorldCom group or the MCI group, neither of the groups is a separate legal entity. Rather, all of the assets of a group are owned by WorldCom and holders of the WorldCom group stock or the MCI group stock are shareholders of WorldCom and subject to all of the risks of an investment in WorldCom and all of its businesses, assets and liabilities.

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

      o     our financial leverage; and

      o the other risks referenced from time to time in WorldCom's filings with the SEC, including the risk factors described in our Form S-4, as amended (Registration No. 333-52920).

Potential purchasers of WorldCom capital stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by WorldCom or persons acting on its behalf.

The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2000 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes thereto of each of the WorldCom group and the MCI group contained herein.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our statements of operations as a percentage of its revenues for the periods indicated:

                                                                   FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                                   --------------------     ------------------
                                                                      2000        2001       2000        2001
                                                                   -------       -------    -----       ------
Revenues .......................................................     100.0%      100.0%     100.0%      100.0%
Line costs .....................................................      38.5        41.9       38.7        41.9
Selling, general and administrative ............................      25.1        38.0       24.5        33.8
Depreciation and amortization ..................................      12.1        15.8       12.0        15.5
                                                                     -----       -----      -----       -----
Operating income ...............................................      24.3         4.3       24.8         8.9
Other income (expense):
     Interest expense ..........................................      (2.4)       (3.9)      (2.3)       (3.7)
     Miscellaneous .............................................       1.1         1.4        1.1        1.3
                                                                     -----       -----      -----       -----
Income before income taxes, minority interests and cumulative
     effect of accounting change ...............................      23.0         1.8       23.6         6.5
Provision for income taxes .....................................       9.4         0.7        9.6         2.5
                                                                     -----       -----      -----       -----
Income before minority interests and cumulative effect of
     accounting change .........................................      13.7         1.1       14.0         4.0
Minority interests .............................................      (0.7)         --       (0.8)         --
Cumulative effect of accounting change .........................        --          --       (0.4)         --
                                                                     -----       -----      -----       -----
Net income .....................................................      13.0         1.1       12.8         4.0
Preferred dividends and distributions on
     mandatorily redeemable preferred securities ...............       0.2         0.2        0.2         0.2
                                                                     -----       -----      -----       -----
Net income applicable to common shareholders ...................      12.8%        0.9%      12.6%        3.8%
                                                                     =====       =====      =====       =====

THREE AND SIX MONTHS ENDED JUNE 30, 2000 VS.
    THREE AND SIX MONTHS ENDED JUNE 30, 2001

For the three and six months ended June 30, 2000 and 2001, our revenues were as follows (dollars in millions):

                           FOR THE THREE MONTHS ENDED JUNE 30,                   FOR THE SIX MONTHS ENDED JUNE 30,
                      ----------------------------------------------     -----------------------------------------------
                             2000                      2001                     2000                       2001
                      --------------------     ---------------------     ---------------------     ---------------------
                                  PERCENT                   PERCENT                   PERCENT                   PERCENT
                        $         OF TOTAL        $         OF TOTAL        $         OF TOTAL        $         OF TOTAL
                      ------      --------     -------      --------     -------      --------     -------      --------
WorldCom group ..     $5,621         57.3%     $ 5,362         60.2%     $11,050         56.9%     $10,565         59.6%
MCI group .......      4,186         42.7        3,548         39.8        8,369         43.1        7,170         40.4
                      ------      -------      -------      -------      -------      -------      -------      -------
                      $9,807        100.0%     $ 8,910        100.0%     $19,419        100.0%     $17,735        100.0%
                      ======      =======      =======      =======      =======      =======      =======      =======

Actual reported revenues by category for the three and six months ended June 30, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          ----------------------------    ------------------------------
                                                               PERCENT                           PERCENT
                                           2000       2001     CHANGE       2000        2001     CHANGE
                                          ------     ------    ------     -------     -------    -------
COMMERCIAL SERVICES REVENUES
  Voice .............................     $1,773     $1,666     (6.0)     $ 3,597     $ 3,392     (5.7)
  Data ..............................      1,829      2,179     19.1        3,553       4,224     18.9
  International .....................        585        738     26.2        1,105       1,448     31.0
  Embratel, net......................        837         --      N/A        1,663          --      N/A
  Internet ..........................        597        779     30.5        1,132       1,501     32.6
                                          ------     ------               -------     -------
TOTAL COMMERCIAL SERVICES REVENUES ..      5,621      5,362     (4.6)      11,050      10,565     (4.4)

                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          ----------------------------    ------------------------------
                                                               PERCENT                           PERCENT
                                           2000       2001     CHANGE       2000        2001     CHANGE
                                          ------     ------    ------     -------     -------    -------
  Wholesale and consumer ............     $2,819     $2,534    (10.1)     $ 5,709     $ 5,036    (11.8)
  Alternative channels and small
  business ..........................        962        610    (36.6)       1,838       1,305    (29.0)
  Dial-up Internet ..................        405        404     (0.2)         822         829      0.9
                                          ------     ------               -------     -------
TOTAL ...............................     $9,807     $8,910     (9.1)     $19,419     $17,735     (8.7)
                                          ======     ======               =======     =======

Commercial services revenues, which include the revenues generated from commercial voice, data, international and Internet services, for the second quarter of 2001 were $5.4 billion versus $5.6 billion for the second quarter of 2000. For the six months ended June 30, 2001, commercial services revenues were $10.6 billion versus $11.1 billion for the prior year period. As indicated above, during the second quarter of 2001, we took steps to restructure our investment in Embratel which resulted in the deconsolidation of Embratel effective January 1, 2001.

Voice revenues for the second quarter of 2001 decreased 6.0% over the prior year period on traffic growth of 4.2%. For the six months ended June 30, 2001, voice revenues decreased 5.7% on traffic growth of 5.3%. The revenue decreases were partially offset by local voice revenue increases of 9.0% for the second quarter of 2001 and 10.5% for the first half of 2001, and wireless voice revenue increases of 55.9% for the second quarter of 2001 and 68.6% for the first six months of 2001, as customers purchased "all-distance" voice services from us.

Data revenues for the second quarter of 2001 increased 19.1% over the prior year period. For the six months ended June 30, 2001, data revenues increased 18.9% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. As of June 30, 2001, approximately 32% of data revenues were derived from frame relay and asynchronous transfer mode services, where we experienced strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks during the period. Additionally, we continue to experience strong price pressure for data services in our emerging markets due to competition and the general decline in economic condition of our customers, which we expect to continue in the foreseeable future.

International revenues for the second quarter 2001 increased 26.2% to $738 million versus $585 million, excluding Embratel, for the second quarter of 2000. For the six months ended June 30, 2001, international revenues increased 31.0% to $1.4 billion versus $1.1 billion, excluding Embratel, for the prior year period. Geographically, Europe grew 14.3%, and Asia Pacific and other areas grew 59.5% for the second quarter of 2001. For the first six months of 2001, Europe grew 16.5% and Asia Pacific and other areas grew 72.1%. These increases were partially offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $20 million in the second quarter of 2001 and approximately $90 million for the first half of 2001. Although our retail mix is improving towards a more profitable blend of data versus voice, and retail versus wholesale, our international business continues to experience significant price pressure on its products.

Internet revenues for the second quarter of 2001 increased 30.5% over the prior year period. For the first six months of 2001, Internet revenues increased 32.6% over the prior year period. Growth was driven by demand for dedicated circuits as business customers migrated their data networks and applications to Internet-based technologies requiring greater amounts of bandwidth. We began to introduce our new managed hosting products and virtual private networks on public and shared environments. These products, which are in the initial phases of their life cycle, should gradually contribute to our revenue growth over the next several quarters. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

Wholesale and consumer revenues for the second quarter of 2001 decreased 10.1%, over the prior year period. For the first six months of 2001, wholesale and consumer revenues decreased 11.8%. The wholesale market continues to be extremely price competitive, although rate per minute began to stabilize in the second quarter of 2001, and resulted in revenue decreases of 20.3% for the second quarter of 2001 and 23% for the first half of 2001 versus the prior year period. Wholesale revenues for the three and six months ended June 30, 2001 were also impacted by proactive revenue initiatives over the past three quarters, which were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation. Consumer revenues for the second quarter of 2001 decreased 5.5% over the prior year periods. For the first six months of 2001, consumer revenues decreased 6.6% over the prior year period. The majority of this decrease is attributed to decreases in calling card revenues as a result of consumers' substitution of wire line services with wireless and e-mail, and pricing pressure, although rate per minute began to stabilize in the fourth quarter of 2000. Our consumer local initiatives continue to perform well as consumer local revenues increased over 168% for the second quarter of 2001 and 161% for the first half of 2001 versus the prior year periods.

Alternative channels and small business revenues for the second quarter of 2001 decreased 36.6% and decreased 29.0% for the first half of 2001 over the prior year periods. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. These decreases are attributed to pricing pressures in the wholesale and small business markets which negatively affected revenue growth and gross margins in this area, and proactive initiatives to de-emphasize services with unacceptable gross margins as we shift the MCI group's focus from revenue growth to cash generation.

Dial-up Internet revenues for the second quarter of 2001 decreased 0.2% and increased 0.9% for the first half of 2001 over the prior year amounts. Our dial access network has grown 38% to approximately 3.2 million modems as of June 30, 2001, compared with the prior year period. Additionally, Internet connect hours increased 17% to 3.7 billion hours for the first half of 2001 versus the prior year. These network usage increases were offset by pricing pressure resulting from the impact of volume discounts and off-net traffic, which lowered average revenue per hour by approximately 17% for the second quarter of 2001 and 19% for the first half of 2001 versus the prior year periods, although revenue per hour began to stabilize in the second quarter of 2001.

LINE COSTS. For the three and six months ended June 30, 2000 and 2001, our line costs were as follows (dollars in millions):

                                    FOR THE THREE MONTHS ENDED JUNE 30,                   FOR THE SIX MONTHS ENDED JUNE 30,
                               ----------------------------------------------     -----------------------------------------------
                                      2000                      2001                     2000                       2001
                               --------------------     ---------------------     ---------------------     ---------------------
                                           PERCENT                   PERCENT                   PERCENT                   PERCENT
                                  $        OF TOTAL        $         OF TOTAL        $         OF TOTAL        $         OF TOTAL
                               ------      --------     -------      --------     -------      --------     -------      --------
WorldCom group ...........     $ 2,112       55.9%      $ 2,039        54.7%      $ 4,200        55.9%      $ 4,026        54.2%
MCI group ................       1,784       47.2         1,807        48.4         3,535        47.1         3,633        48.9
Intergroup eliminations ..        (120)      (3.1)         (116)       (3.1)         (226)       (3.0)         (233)       (3.1)
                               -------      -----       -------       -----       -------       -----       -------       -----
                               $ 3,776      100.0%      $ 3,730       100.0%      $ 7,509       100.0%      $ 7,426       100.0%
                               =======      =====       =======       =====       =======       =====       =======       =====

Line costs as a percentage of revenues for the second quarter of 2001 increased to 41.9% as compared to 38.5% for the second quarter of 2000. On a year-to-date basis, line costs as a percentage of revenues increased to 41.9% as compared to 38.7% reported for the same period of the prior year. Excluding Embratel for the 2000 periods, line costs for the second quarter of 2000 were $3.4 billion, or 37.8% of revenues and line costs for the six months ended June 30, 2000 were $6.7 billion, or 37.9% of revenues. The increases as a percentage of revenues reflect the pricing pressure in the commercial data, Internet and international markets as well as the continued competitive pricing and off-net traffic in the dial-up Internet business which resulted in a modest increase in average cost per hour while average dial-up revenues per hour decreased 17% for the second quarter of 2001 and 19% for the first half of 2001. Additionally, line costs as a percentage of revenues have increased as a result of the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above.

Line costs were partially offset by foreign currency exchange fluctuations, which had the effect of reducing line costs as a percentage of revenues by almost one half of a percentage point for both the three- and six-month periods ended June 30, 2001, and by increased data and dedicated Internet traffic over our own facilities, which positively affected line costs as a percentage of revenues by almost one percentage point for both the three- and six-month periods ended June 30, 2001.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and six months ended June 30, 2000 and 2001, our selling, general and administrative expenses were as follows (dollars in millions):

                                    FOR THE THREE MONTHS ENDED JUNE 30,                   FOR THE SIX MONTHS ENDED JUNE 30,
                               ----------------------------------------------     -----------------------------------------------
                                      2000                      2001                     2000                       2001
                               --------------------     ---------------------     ---------------------     ---------------------
                                           PERCENT                   PERCENT                   PERCENT                   PERCENT
                                  $        OF TOTAL        $         OF TOTAL        $         OF TOTAL        $         OF TOTAL
                               ------      --------     -------      --------     -------      --------     -------      --------
WorldCom group ...........     $ 1,359       55.3%      $ 2,051        60.5%      $ 2,542        53.3%      $ 3,400        56.8%
MCI group ................       1,161       47.2         1,430        42.2         2,354        49.4         2,768        46.2
Intergroup eliminations ..         (62)      (2.5)          (92)       (2.7)         (130)       (2.7)         (182)       (3.0)
                               -------      -----       -------       -----       -------       -----       -------       -----
                               $ 2,458      100.0%      $ 3,389       100.0%      $ 4,766       100.0%      $ 5,986       100.0%
                               =======      =====       =======       =====       =======       =====       =======       =====

Selling, general and administrative expenses for the second quarter of 2001 were $3.4 billion or 38.0% of revenues as compared to $2.5 billion or 25.1% of revenues for the quarter ended June 30, 2000. Selling, general and administrative expenses for the second quarter of 2001 include pre-tax costs of $865 million ($742 million at WorldCom group and $123 million at MCI group) related to the write-off of investments in certain publicly traded and privately held companies and $23 million ($12 million at WorldCom group and $11 million at MCI group) as a result of the costs associated with the tracking stock capitalization. For the second quarter of 2000, selling, general and administrative expenses included a $93 million pre-tax one-time charge associated with the termination of the Sprint Corporation merger agreement. Excluding these charges and Embratel in 2000, selling, general and administrative expenses for the second quarter of 2001 would have been 28.1% as compared to 24.1% for the second quarter of 2000.

On a year-to-date basis, selling, general and administrative expenses as a percentage of revenues increased to $6.0 billion, or 33.8% of revenues as compared to 24.5% for the same period of the prior year. Selling, general and administrative expenses for the six months ended June 30, 2001 also includes pre-tax costs of $125 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these charges and Embratel in 2000, selling, general and administrative expenses as a percentage of revenues would have been 28.0% for the first half of 2001 versus 24.1% for the first half of 2000.

Selling, general and administrative expenses for the three and six months ended June 30, 2001, include increased costs associated with "generation d" initiatives, which are designed to position us as a leading supplier of e-business solutions, that include product marketing, customer care, information systems and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development.

Additionally, selling, general and administrative expenses increased on a year to year basis, as a result of increases to our consumer workforce in 2000 to support consumer retail activities.

Selling, general and administrative expenses were offset in part by foreign currency exchange fluctuations which had the effect of reducing selling, general and administrative expenses as a percentage of revenues by less than one-half of a percentage point for both the three- and six-month periods ended June 30, 2001. Additionally, workforce reductions in the first half of 2001 should help to lower selling, general and administrative expenses in the second half of 2001.

DEPRECIATION AND AMORTIZATION. For the three and six months ended June 30, 2000 and 2001, our depreciation and amortization expense was as follows (dollars in millions):

                                    FOR THE THREE MONTHS ENDED JUNE 30,                   FOR THE SIX MONTHS ENDED JUNE 30,
                               ----------------------------------------------     -----------------------------------------------
                                      2000                      2001                     2000                       2001
                               --------------------     ---------------------     ---------------------     ---------------------
                                           PERCENT                   PERCENT                   PERCENT                   PERCENT
                                  $        OF TOTAL        $         OF TOTAL        $         OF TOTAL        $         OF TOTAL
                               ------      --------     -------      --------     -------      --------     -------      --------
WorldCom group ...........     $   786       66.3%      $   962        68.4%      $ 1,554        66.6%      $ 1,863        68.0%
MCI group ................         218       18.4           237        16.8           423        18.1           464        16.9
Intergroup eliminations ..         182       15.3           208        14.8           356        15.3           415        15.1
                               -------      -----       -------       -----       -------       -----       -------       -----
                               $ 1,186      100.0%      $ 1,407       100.0%      $ 2,333       100.0%      $ 2,742       100.0%
                               =======      =====       =======       =====       =======       =====       =======       =====

Depreciation and amortization expense for the second quarter of 2001 increased to $1.4 billion or 15.5% of revenues from $1.2 billion or 12.1% of revenues for the second quarter of 2000. On a year-to-date basis, this expense increased to $2.7 billion or 15.5% of revenues versus $2.3 billion or 12.0% of revenues for the first half of 2000. Excluding Embratel in 2000, depreciation and amortization would have been $1.1 billion or 11.9% of revenues for the second quarter of 2000 and $2.1 billion or 11.8% of revenues for the first half of 2000. These increases reflect additional depreciation associated with 2000 and 2001 capital expenditures.

INTEREST EXPENSE. Interest expense for the second quarter of 2001 was $348 million or 3.9% of revenues as compared to $236 million or 2.4% of revenues for the second quarter of 2000. For the six months ended June 30, 2001, interest expense was $653 million, or 3.7% of revenues compared to $454 million, or 2.3% of revenues for the first half of 2000. Excluding Embratel in 2000, interest expense would have been $245 million or 2.7% of revenues for the second quarter of 2000 and $469 million, or 2.6% of revenues for the first half of 2000. For the three months ended June 30, 2000 and 2001, weighted-average annual interest rates on our long-term debt, excluding Embratel in all periods, were 7.33% and 7.06% respectively, while weighted-average levels of borrowings were $20.0 billion and $29.1 billion, respectively. For the six months ended June 30, 2000 and 2001, weighted-average annual interest rates on our long-term debt, excluding Embratel in all periods, were 7.26% and 7.14%, respectively, while weighted-average levels of borrowings were $19.0 billion and $27.3 billion, respectively. Interest expense for the three and six months ended June 30, 2001 increased as a result of higher debt levels from the May 2001 bond offering, offset, in part, by lower interest rates on variable rate debt.

Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 2000, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group.

MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous income for the second quarter of 2001 was $123 million or 1.4% of revenues compared to $109 million or 1.1% of revenues for the second quarter of 2000. For the six months ended June 30, 2001, miscellaneous income was $223 million or 1.3% of revenues compared to $220 million or 1.1% of revenues for the first six months of 2000. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

PROVISION FOR INCOME TAXES. The effective income tax rate was 39.0% of income before taxes for the second quarter of 2001 and 38.6% of income before taxes for the first half of 2001. The 2001 rates are greater than the expected federal statutory rate of 35% primarily due to the amortization of non-deductible goodwill.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During 2000, we adopted SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. This adoption resulted in a one-time expense of $85 million, net of income tax benefit of $50 million in the first quarter of 2000.

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS. For the three months ended June 30, 2001, we reported net income applicable to common shareholders of $81 million as compared to $1.3 billion for the three months ended June 30, 2000. For the six months ended June 30, 2001, we reported net income applicable to common shareholders of $675 million as compared to $2.4 billion for the six months ended June 30, 2000.

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

Although we sometimes refer to such assets and liabilities as those of the WorldCom group or the MCI group, neither of the groups is a separate legal entity. Rather, all of the assets of a group are owned by WorldCom and holders of the WorldCom group stock or the MCI group stock are shareholders of WorldCom and subject to all of the risks of an investment in WorldCom and all of its businesses, assets and liabilities.

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

PROPERTY AND EQUIPMENT. Property and equipment was attributed to the WorldCom group and the MCI group based on specific identification consistent with the assets necessary to support the continuing operations of the businesses attributed to the respective groups. The balances of property and equipment attributed to each of the groups as of June 30, 2001 are as follows:

                                         WORLDCOM         MCI
                                           GROUP         GROUP         WORLDCOM
                                           -----         -----         --------
                                                      (IN MILLIONS)
Transmission equipment ............      $ 19,802       $    389       $ 20,191
Communications equipment ..........         4,892          2,429          7,321
Furniture, fixtures and other .....         8,540            682          9,222
Construction in progress ..........         7,398             91          7,489
                                         --------       --------       --------
                                           40,632          3,591         44,223
Accumulated depreciation ..........        (6,771)        (1,470)        (8,241)
                                         --------       --------       --------
                                         $ 33,861       $  2,121       $ 35,982
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

Goodwill and other intangibles assigned or allocated to the WorldCom group and the MCI group as of June 30, 2001 are as follows:

                                      WORLDCOM           MCI
                                        GROUP           GROUP          WORLDCOM
                                        -----           -----          --------
                                                     (IN MILLIONS)
Goodwill .......................       $ 35,673        $  9,269        $ 44,942
Tradenames .....................          1,100              --           1,100
Developed technology ...........          1,590             510           2,100
Other intangibles ..............          2,841           1,296           4,137
                                       --------        --------        --------
                                         41,204          11,075          52,279
Accumulated depreciation .......         (4,927)         (1,239)         (6,166)
                                       --------        --------        --------
                                       $ 36,277        $  9,836        $ 46,113
                                       ========        ========        ========

FINANCING ARRANGEMENTS. As of January 1, 2000, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and $18.9 billion of our debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, we considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation is equitable and supportable by both the WorldCom group and the MCI group. The debt allocated to the MCI group bears interest at a rate indicative of the rate at which the MCI group would borrow from third parties if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Interest rates will be calculated on a quarterly basis. For purposes of the combined historical financial statements of each of the groups, debt allocated to the MCI group was determined to bear an interest rate equal to the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. Interest allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense charged to the MCI group.

Each group's debt will increase or decrease by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, share repurchases and other financing activities.

As of June 30, 2001, our receivables purchase program consisted of a $3.8 billion pool of receivables in which the purchaser had an undivided interest in $2.0 billion of those receivables. The WorldCom group was allocated $2.7 billion of the pool and $1.5 billion of the sold receivables. The MCI group was allocated the balance. The receivables sold were attributed principally based on specific identification, or allocated based on total revenues. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the receivables attributable to the groups.

WORLDCOM GROUP RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the WorldCom group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                        THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------------     --------------------------------------
                                                          2000                 2001                  2000                 2001
                                                   -----------------    ----------------     ------------------   -----------------
Revenues ......................................... $ 5,621    100.0%    $ 5,362    100.0%    $ 11,050    100.0%   $ 10,565    100.0%
Line costs .......................................   2,112     37.6       2,039     38.0        4,200     38.0       4,026     38.1
Selling, general and administrative ..............   1,359     24.2       2,051     38.3        2,542     23.0       3,400     32.2
Depreciation and amortization ....................     786     14.0         962     17.9        1,554     14.1       1,863     17.6
                                                   -------    -----     -------    -----     --------    -----    --------    -----
Operating income .................................   1,364     24.3         310      5.8        2,754     24.9       1,276     12.1
Other income (expense):
     Interest expense ............................    (109)    (1.9)       (222)    (4.1)        (200)    (1.8)       (401)    (3.8)
     Miscellaneous ...............................     109      1.9         123      2.3          220      2.0         223      2.1
                                                   -------    -----     -------    -----     --------    -----    --------    -----
Income before income taxes, minority interests
     and cumulative effect of accounting change ..   1,364     24.3         211      3.9        2,774     25.1       1,098     10.4
Provision for income taxes .......................     564     10.0          85      1.6        1,151     10.4         424      4.0
                                                   -------    -----     -------    -----     --------    -----    --------    -----
Income before minority interests and cumulative
     effect of accounting change .................     800     14.2         126      2.3        1,623     14.7         674      6.4
Minority interests ...............................     (68)    (1.2)         --       --         (150)    (1.4)         --       --
Cumulative effect of accounting change ...........      --       --          --       --          (75)    (0.7)         --       --
Preferred dividends and distributions on
     mandatorily redeemable preferred securities .      16      0.3          16      0.3           33      0.3          32      0.3
                                                   -------    -----     -------    -----     --------    -----    --------    -----
Net income ....................................... $   716     12.7%    $   110      2.1%    $  1,365     12.4%   $    642      6.1%
                                                   =======    =====     =======    =====     ========    =====    ========    =====

THREE AND SIX MONTHS ENDED JUNE 30, 2000 VS.
    THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES. Actual reported revenues by category for the three and six months ended June 30, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                       ------------------------------    ------------------------------
                                                              PERCENT                           PERCENT
                                         2000       2001       CHANGE      2000        2001      CHANGE
                                       --------    ------     -------    --------   --------    -------
COMMERCIAL SERVICES REVENUES
  Voice .............................   $ 1,773    $1,666       (6.0)    $  3,597   $  3,392      (5.7)
  Data ..............................     1,829     2,179       19.1        3,553      4,224      18.9
  International .....................       585       738       26.2        1,105      1,448      31.0
  Embratel, net......................       837        --        N/A        1,663         --       N/A
  Internet ..........................       597       779       30.5        1,132      1,501      32.6
                                        -------    ------                --------   --------
TOTAL COMMERCIAL SERVICES REVENUES ..   $ 5,621    $5,362       (4.6)    $ 11,050   $ 10,565      (4.4)
                                        =======    ======                ========   ========

WorldCom group revenues for the second quarter of 2001 were $5.4 billion versus $5.6 billion for the prior year period. For the six months ended June 30, 2001, WorldCom group revenues were $10.6 billion versus $11.1 billion for the prior year period. As indicated above, during the second quarter of 2001, we took steps to restructure our investment in Embratel which resulted in the deconsolidation of Embratel effective January 1, 2001.

Voice revenues for the second quarter of 2001 decreased 6.0% over the prior year period on traffic growth of 4.2%. For the six months ended June 30, 2001, voice revenues decreased 5.7% on traffic growth of 5.3%. The revenue decreases were partially offset by local voice revenue increases of 9.0% for the second quarter of 2001 and 10.5% for the first half of 2001 and wireless voice revenue increases of 55.9% for the second quarter of 2001 and 68.6% for the first six months of 2001, as customers purchased "all-distance" voice services from us. Voice revenues include both domestic commercial long distance and local switched revenues.

Data revenues for the second quarter of 2001 increased 19.1% over the prior year period. For the six months ended June 30, 2001, data revenues increased 18.9% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. As of June 30, 2001, approximately 32% of data revenues were derived from frame relay and asynchronous transfer mode services, where we experienced strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks during the period. Additionally, we continue to experience strong price pressure for data services in our emerging markets due to competition and the general decline in economic condition of our customers, which we expect to continue in the foreseeable future.

International revenues for the second quarter 2001 increased 26.2% to $738 million versus $585 million, excluding Embratel, for the second quarter of 2000.

For the six months ended June 30, 2001, international revenues increased 31.0% to $1.4 billion versus $1.1 billion, excluding Embratel, for the prior year period. Geographically, Europe grew 14.3%, and Asia Pacific and other areas grew 59.5% for the second quarter of 2001. For the first six months of 2001, Europe grew 16.5% and Asia Pacific and other areas grew 72.1%. These increases were partially offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $20 million in the second quarter of 2001 and approximately $90 million for the first half of 2001. Although our retail mix is improving towards a more profitable blend of data versus voice, and retail versus wholesale, our international business continues to experience significant price pressure on its products.

Internet revenues for the second quarter of 2001 increased 30.5% over the prior year period. For the first six months of 2001, Internet revenues increased 32.6% over the prior year period. Growth was driven by demand for dedicated circuits as business customers migrated their data networks and applications to Internet-based technologies requiring greater amounts of bandwidth. We began to introduce our new managed hosting products and virtual private networks on public and shared environments. These products, which are in the initial phases of their life cycle, should gradually contribute to our revenue growth over the next several quarters. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

LINE COSTS. Line costs as a percentage of revenues for the second quarter of 2001 increased to 38.0% as compared to 37.6% reported for the second quarter of 2000. On a year-to-date basis, line costs as a percentage of revenues was 38.1% as compared to 38.0% for the six months ended June 30, 2000. Excluding Embratel in 2000, line costs would have been $1.7 billion, or 36.1% of revenues for the second quarter of 2000 and $3.4 billion, or 36.4% of revenues for the first six months of 2000. The increases as a percentage of revenues reflect the pricing pressure in the data, international and Internet markets. Beginning in the fourth quarter of 2000, pricing pressure began to stabilize as a result of our actions to improve gross margins. Line costs were partially offset by foreign currency exchange fluctuations which had the effect of reducing line costs as a percentage of revenues by less than one percentage point for both the three- and six-month periods ended June 30, 2001, and by increased data and dedicated Internet traffic over our own facilities, which positively affected line costs as a percentage of revenues by less than one percentage point for both the three- and six-month periods ended June 30, 2001. Line costs for the three months ended June 30, 2000 and 2001 included $21 million and $25 million, respectively, of charges for business voice switched services provided by the MCI group. Line costs for the six months ended June 30, 2000 and 2001 included $41 million and $49 million, respectively, of charges for business voice switched services provided by the MCI group.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2001 were $2.1 billion or 38.3% of revenues as compared to $1.4 billion or 24.2% of revenues for the prior year period. Selling, general and administrative expenses for the second quarter of 2001 include pre-tax costs of $742 million related to the write-off of investments in certain publicly traded and privately held companies and $12 million as a result of the costs associated with the tracking stock capitalization. For the second quarter of 2000, selling, general and administrative expenses included a $93 million pre-tax one-time charge associated with the termination of the Sprint Corporation merger agreement. Excluding these charges and Embratel in 2000, selling, general and administrative expenses for the second quarter of 2001 would have been 24.2% as compared to 22.3% for the second quarter of 2000.

On a year-to-date basis, selling, general and administrative expenses were $3.4 billion or 32.2% of revenues as compared to $2.5 billion or 23.0% of revenues for the first six months of 2000. Selling, general and administrative expenses for the first half of 2001 also includes pre-tax costs of $77 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these charges and Embratel in 2000, selling, general and administrative expenses as a percentage of revenues would have been 24.3% for the first half of 2001 versus 22.0% for the first half of 2000.

Selling, general and administrative expenses for the three and six months ended June 30, 2001, include increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development.

Selling, general and administrative expenses were offset in part by foreign currency exchange fluctuations which had the effect of reducing selling, general and administrative expenses as a percentage of revenues by less than one-half of a percentage point for both the three- and six-month periods ended June 30, 2001. Additionally, workforce reductions in the first half of 2001 should help to lower selling, general and administrative expenses in the second half of 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the second quarter of 2001 increased to $1.0 billion or 17.9% of revenues from $786 million or 14.0% of revenues for the prior year period. On a year-to-date basis, depreciation increased to $1.9 billion, or 17.6% of revenues as compared to $1.6 billion, or 14.1% of revenues for the first six months of 2000. Excluding Embratel in 2000, depreciation and amortization would have been $665 million or 13.9% of revenues for the second quarter of 2000 and $1.3 billion or 14.0% of revenues for the first half of 2000. These increases reflect increased depreciation associated with 2000 and 2001 capital expenditures. Depreciation and amortization expense for the three months ended June 30, 2000 and 2001 excludes $161 million and $183 million, respectively, of charges allocated to the MCI group for transit capacity requirements provided by the WorldCom group, for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures and for the MCI group's use of the MCI tradename. For the six months ended June 30, 2000 and 2001 depreciation and amortization expense excludes $315 million and $366 million, respectively, for such costs.

INTEREST EXPENSE. Interest expense for the second quarter of 2001 was $222 million or 4.1% of revenues as compared to $109 million or 1.9% of revenues for the second quarter of 2000. On a year-to-date basis, interest expense was $401 million, or 3.8% of revenues as compared to $200 million, or 1.8% of revenues for the first half of 2000. Excluding Embratel in 2000, interest expense would have been $118 million, or 2.5% of revenues for the second quarter of 2000 and $215 million, or 2.3% of revenues for the first half of 2000. Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent.

MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous income for the second quarter of 2001 was $123 million, or 2.3% of revenues as compared to $109 million, or 1.9% of revenues for the second quarter of 2000. On a year-to-date basis, miscellaneous income was $223 million, or 2.1% of revenues as compared to $220 million, or 2.0% of revenues for the first half of 2000. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

PROVISION FOR INCOME TAXES. The effective income tax rate was 40.3% of income before taxes for the second quarter of 2001 and 38.6% of income before taxes for the first half of 2001. The 2001 rates are greater than the expected federal statutory rate of 35% primarily due to the amortization of non-deductible goodwill.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During 2000, we adopted SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. This adoption resulted in a one-time expense of $75 million, net of income tax benefit of $43 million, for the WorldCom group in the first quarter of 2000.

NET INCOME. For the three months ended June 30, 2001, the WorldCom group reported net income of $110 million as compared to $716 million for the three months ended June 30, 2000. Pro forma diluted income per common share for the second quarter of 2001 was $0.04 compared to income per common share of $0.25 for the second quarter of 2000. On a year-to-date basis, pro forma diluted income per common share was $0.22 as compared to $0.47 for the first half of 2000. Pro forma diluted income per share assumes the recapitalization occurred at the beginning of 2000 and that the WorldCom group stock and MCI group stock existed for all periods presented.

MCI GROUP RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the MCI group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                      THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------------     -------------------------------------
                                                       2000                2001                 2000                  2001
                                                 ----------------    ----------------     ----------------     ----------------
Revenues .....................................   $ 4,186    100.0%   $ 3,548    100.0%    $ 8,369    100.0%    $ 7,170    100.0%
Line costs ...................................     1,784     42.6      1,807     50.9       3,535     42.2       3,633     50.7
Selling, general and administrative ..........     1,161     27.7      1,430     40.3       2,354     28.1       2,768     38.6
Depreciation and amortization ................       218      5.2        237      6.7         423      5.1         464      6.5
                                                 -------    -----    -------    -----     -------    -----     -------    -----
Operating income .............................     1,023     24.4         74      2.1       2,057     24.6         305      4.3
Other income (expense):
     Interest expense ........................      (127)    (3.0)      (126)    (3.6)       (254)    (3.0)       (252)    (3.5)
                                                 -------    -----    -------    -----     -------    -----     -------    -----
Income (loss) before income taxes and
     cumulative effect of accounting change ..       896     21.4        (52)    (1.5)      1,803     21.5          53      0.7
Provision for income taxes ...................       355      8.5        (23)    (0.6)        715      8.5          20      0.3
                                                 -------    -----    -------    -----     -------    -----     -------    -----
Income (loss) before cumulative effect of
     accounting change .......................       541     12.9        (29)    (0.8)      1,088     13.0          33      0.5
Cumulative effect of accounting change .......        --       --         --       --         (10)    (0.1)         --       --
                                                 -------    -----    -------    -----     -------    -----     -------    -----
Net income (loss) ............................   $   541     12.9%   $   (29)    (0.8)%   $ 1,078     12.9%    $    33      0.5%
                                                 =======    =====    =======    =====     =======    =====     =======    =====

THREE AND SIX MONTHS ENDED JUNE 30, 2000 VS.
    THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES. Revenues for three months ended June 30, 2001 decreased 15.2% to $3.6 billion versus $4.2 billion for the prior year period. The decrease in total revenues is primarily attributable to consumers' substitution of wire line services with wireless and e-mail, and proactive revenue initiatives resulting in services being de-emphasized as we shift the MCI group's focus from revenue growth to cash generation.

Actual reported revenues by category for the three and six months ended June 30, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ----------------------------      ----------------------------
                                                                    PERCENT                           PERCENT
                                                2000       2001      CHANGE       2000       2001      CHANGE
                                               ------     ------    -------      ------     ------    -------
Wholesale and consumer ...................     $2,819     $2,534      (10.1)     $5,709     $5,036      (11.8)
Alternative channels and small business ..        962        610      (36.6)      1,838      1,305      (29.0)
Dial-up Internet .........................        405        404       (0.2)        822        829        0.9
                                               ------     ------                 ------     ------
TOTAL ....................................     $4,186     $3,548      (15.2)     $8,369     $7,170       14.3
                                               ======     ======                 ======     ======

Wholesale and consumer revenues for the second quarter of 2001 decreased 10.1% over the prior year period. For the first six months of 2001, wholesale and consumer revenues decreased 11.8%. The wholesale market continues to be extremely price competitive, although rate per minute began to stabilize in the second quarter of 2001, and resulted in revenue decreases of 20.3% for the second quarter of 2001 and 23% for the first half of 2001 versus the prior year periods. Wholesale revenues for the three and six months ended June 30, 2001 were also impacted by proactive revenue initiatives over the past three quarters, which were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation. Consumer revenues for the second quarter of 2001 decreased 5.5% over the prior year periods. For the first six months of 2001, consumer revenues decreased 6.6% over the prior year period. The majority of this decrease is attributed to decreases in calling card revenues as a result of consumers' substitution of wire line services with wireless and e-mail, and pricing pressure, although rate per minute began to stabilize in the fourth quarter of 2000. Our consumer local initiatives continue to perform well as consumer local revenues increased over 168% for the second quarter of 2001 and 161% for the first half of 2001 versus the prior year periods.

Alternative channels and small business revenues for the second quarter of 2001 decreased 36.6% and decreased 29.0% for the first half of 2001 over the prior year periods. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. These decreases are attributed to pricing pressures in the wholesale and small business markets which negatively affected revenue growth and gross margins in this area, and proactive initiatives to de-emphasize services with unacceptable gross margins as we shift the MCI group's focus from revenue growth to cash generation.

Dial-up Internet revenues for the second quarter of 2001 decreased 0.2% and increased 0.9% for the first half of 2001 over the prior year amounts. Our dial access network has grown 38% to approximately 3.2 million modems as of June 30, 2001, compared with the prior year period. Additionally, Internet connect hours increased 17% to 3.7 billion hours for the first half of 2001 versus the prior year. These network usage increases were offset by pricing pressure resulting from the impact of volume discounts and off-net traffic, which lowered average revenue per hour by approximately 17% for the second quarter of 2001 and 19% for the first half of 2001 versus the prior year periods, although revenue per hour began to stabilize in the second quarter of 2001.

LINE COSTS. Line costs as a percentage of revenues for the second quarter of 2001 increased to 50.9% as compared to 42.6% reported for the prior year period. On a year-to-date basis, line costs as a percentage of revenues increased to 50.7% of revenues as compared to 42.2% for the first half of 2000. These increases were primarily the result of continued competitive pricing on the dial-up Internet business as noted above, which resulted in a modest increase in average cost per hour while average dial-up Internet revenues per hour decreased by 17% for the second quarter of 2001 and 19% for the first half of 2001. Additionally, line costs as a percentage of revenues increased as a result of the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above. Line costs for the three months ended June 30, 2000 and 2001 included $99 million and $91 million, respectively, of charges allocated to the MCI group for use of our fiber optic systems, which have been attributed to the WorldCom group. For the six months ended June 30, 2000 and 2001, these costs were $185 million and $184 million, respectively.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2001 were $1.4 billion or 40.3% of revenues as compared to $1.2 billion or 27.7% of revenues for the prior year period. Selling, general and administrative expenses for the second quarter of 2001 include pre-tax costs of $123 million related to the write-off of investments in certain publicly traded and privately held companies and $11 million as a result of the costs associated with the tracking stock capitalization. Excluding these charges, selling, general and administrative expenses for the second quarter of 2001 would have been 36.5%.

On a year-to-date basis, selling, general and administrative expenses were $2.8 billion, or 38.6% of revenues as compared to $2.4 billion or 28.1% of revenues for the first half of 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 also includes pre-tax costs of $48 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these costs, selling, general and administrative expenses as a percentage of revenues were 36.1% for the first half of 2001.

The increase in selling, general and administrative expenses can be attributed to non-core wholesale initiatives in the last three quarters as discussed above, which had no immediate effect on selling, general and administrative expenses for both the wholesale and alternative channels and small business channels and increases during 2000 to our consumer workforce to support retail activities. Work force reductions in February 2001 have helped to stabilize selling, general and administrative expenses in the second quarter of 2001 and should help to lower selling, general and administrative expenses in the second half of 2001.

Selling, general and administrative expenses for the three months ended June 30, 2001 included $92 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($85 million) and the cost allocated to the MCI group for use of the MCI tradename ($7 million). For the three months ended June 30, 2000, selling, general and administrative expenses included $62 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($55 million) and the cost allocated to the MCI group for the use of the MCI tradename ($7 million). Selling, general and administrative expenses for the six months ended June 30, 2001 included $182 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($168 million) and the cost allocated to the MCI group for use of the MCI tradename ($14 million). For the six months ended June 30, 2000, selling, general and administrative expenses included $130 million of charges for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures ($116 million) and the cost allocated to the MCI group for the use of the MCI tradename ($14 million).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the second quarter of 2001 increased to $237 million or 6.7% of revenues from $218 million or 5.2% of revenues for the same period in the prior year. On a year-to-date basis, depreciation increased to $464 million, or 6.5% of revenues as compared to $423 million, or 5.1% of revenues for the first six months of 2000. These increases primarily reflect additional depreciation associated with 2000 and 2001 capital expenditures. Depreciation and amortization for the three months ended June 30, 2000 and 2001 excludes $21 million and $25 million, respectively, of charges for business voice switched services provided to the WorldCom group by the MCI group. For the six months ended June 30, 2000 and 2001, depreciation and amortization expense excludes $41 million and $49 million, respectively, for such costs.

INTEREST EXPENSE. Interest expense for the second quarter of 2001 was $126 million or 3.6% of revenues as compared to $127 million or 3.0% of revenues for the same period in 2000. On a year-to-date basis, interest expense was $252 million, or 3.5% of revenues as compared to $254 million, or 3.0% of revenues for the first half of 2000. Interest expense on borrowings incurred by WorldCom and allocated to the MCI group was based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 2000, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group.

PROVISION FOR INCOME TAXES. The effective income tax rate was 44.2% of the loss before taxes for the second quarter of 2001 and 37.7% of income before taxes for the first half of 2001. The 2001 rates are greater than the expected federal statutory rate of 35% primarily due to the amortization of non-deductible goodwill.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During 2000, we adopted SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. This adoption resulted in a one-time expense of $10 million, net of income tax benefit of $7 million for the MCI group in the first quarter of 2000.

NET INCOME. For the three months ended June 30, 2001, the MCI group reported a net loss of $29 million as compared to net income of $541 million for the three months ended June 30, 2000. Pro forma diluted loss per common share for the second quarter of 2001 was $0.25 compared to income per common share of $4.75 for the second quarter of 2000. On a year-to-date basis, pro forma diluted income per common share was $0.28 as compared to $9.46 for the first half of 2000. Pro forma diluted income per share assumes the recapitalization occurred at the beginning of 2000 and that the WorldCom group stock and MCI group stock existed for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, our total debt, net of cash and cash equivalents was $25.5 billion. Additionally, at June 30, 2001, we had available liquidity of $14.5 billion under our credit facilities and commercial paper program and cash on hand.

As of January 1, 2000, the MCI group was notionally allocated $6.0 billion of WorldCom's debt and the remaining outstanding debt was notionally allocated to the WorldCom group. WorldCom management has a wide degree of discretion over the cash management policies of both the WorldCom group and the MCI group. Cash generated by either group could be transferred to the other group without prior approval of WorldCom's shareholders. Due to the discretion possessed by management over the cash management policies of both groups, including the timing and decision of whether to finance capital expenditures, it may be difficult to assess each group's liquidity and capital resource needs, and, in turn, the future prospects of each group based on past performance. For the six months ended June 30, 2001, the MCI group had generated sufficient cash to repay $153 million of its allocated notional debt.

On June 8, 2001, we replaced our existing $7 billion 364-Day Revolving Credit and Term Loan Agreement with two new credit facilities consisting of a $2.65 billion 364-Day Facility, and a $1.6 billion Multi-Year Facility. The 364-Day Facility and the Multi-Year Facility, together with our $3.75 billion Existing Facility, provide us with aggregate credit facilities of $8 billion. These credit facilities provide liquidity support for our commercial paper program and for other general corporate purposes.

The Existing Facility and the Multi-Year Facility mature on June 30, 2002 and June 8, 2006, respectively. The 364-Day Facility has a 364-day term, which may be extended for successive 364-day terms to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding 51% of the committed amounts consent and so long as the final maturity date does not extend beyond June 8, 2006. Additionally, we may elect to convert the principal debt outstanding under the 364-Day Facility to a term loan maturing no later than one year after the conversion date, so long as the final maturity date does not extend beyond June 8, 2006. The Existing Facility is subject to annual commitment fees not to exceed 0.25% of any unborrowed portion of the facilities. The 364-Day Facility and the Multi-Year Facility are subject to annual facility fees not to exceed 0.20% or 0.25%, respectively, of the average daily commitment under each such facility (whether used or unused).

The credit facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by us under the terms of the credit facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing generally varies from 0.35% to 0.75% as to loans under the Existing Facility, from 0.29% to 0.80% as to loans under the 364-Day Facility and 0.27% to 0.75% as to loans under the Multi-Year Facility, in each case based upon our then current debt ratings.

The credit facilities are unsecured but include a negative pledge of our assets and, subject to exceptions, the covered subsidiaries.

The credit facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The credit facilities require compliance with operating covenants which limit, among other things, the incurrence of additional indebtedness by us and the covered subsidiaries and sales of assets and mergers and dissolutions. The credit facilities do not restrict distributions to shareholders, provided we are not in default under the credit facilities. As of the date of this filing, we were in compliance with these covenants.

On May 9, 2001, we completed the pricing of a public debt offering of approximately $11.9 billion principal amount of debt securities, based on currency exchange rates on May 8, 2001. The net proceeds of $11.7 billion will be used for general corporate purposes, including to repay commercial paper, and repayment of $1.5 billion of our 6.125% notes due August 15, 2001 and $1.5 billion of our floating rate notes due November 26, 2001. The public debt offering consisted of the following series of notes:

                            PRINCIPAL                                INTEREST                  FIRST
                              AMOUNT          MATURITY               PAYABLE               INTEREST DATE
                       -----------------------------------------------------------------------------------
6.50% Notes due 2004         $1.5 billion   May 15, 2004   Semiannually on May 15 and    November 15, 2001
                                                                   November 15
                                                           Semiannually on May 15 and
7.50% Notes due 2011         $4.0 billion   May 15, 2011           November 15           November 15, 2001
                                                           Semiannually on May 15 and
8.25% Notes due 2031         $4.6 billion   May 15, 2031           November 15           November 15, 2001
6.75% Notes due 2008   (euro)1.25 billion   May 15, 2008        Annually on May 15          May 15, 2002
7.25% Notes due 2008   (pound)500 million   May 15, 2008        Annually on May 15          May 15, 2002

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

In connection with the Intermedia merger, the holder of Series G preferred stock of WorldCom exercised its right to require us to redeem, on August 20, 2001, all of the outstanding Series G preferred stock at par plus accrued interest, or approximately $200 million.

OPERATING ACTIVITIES

For the six months ended June 30, 2000 and 2001, our cash flows from operations was as follows (dollars in millions):

                                                              2000         2001
                                                             ------       ------
WorldCom group .......................................       $2,996       $2,939
MCI group ............................................          925          637
                                                             ------       ------
     Net cash provided by operating activities .......       $3,921       $3,576
                                                             ======       ======

The decrease for the six months ended June 30, 2001 versus the prior year amount reflects increases in working capital requirements in both the WorldCom group and the MCI group.

INVESTING ACTIVITIES

For the six months ended June 30, 2000 and 2001, our net cash used in investing activities was as follows (dollars in millions):

                                                           2000           2001
                                                         -------        -------
WorldCom group ...................................       $(6,678)       $(4,747)
MCI group ........................................          (357)          (513)
                                                         -------        -------
     Net cash used in investing activities .......       $(7,035)       $(5,260)
                                                         =======        =======

The WorldCom group's primary capital expenditures totaled $5.0 billion in the first half of 2000 and $4.1 billion in the first half of 2001. Primary capital expenditures include purchases of transmission, communications and other equipment. The MCI group's capital expenditures totaled $227 million in the first half of 2000 and $132 million in the first half of 2001. The MCI group's capital expenditures include purchases of switching equipment, dial modems and messaging and other equipment.

Investing activities include acquisitions and related costs of $14 million and $142 million in the first half of 2000 and 2001, respectively.

FINANCING ACTIVITIES

For the six months ended June 30, 2000 and 2001, cash provided by financing activities was as follows (dollars in millions):

                                                            2000          2001
                                                          -------       -------
WorldCom group .....................................      $ 3,470       $ 7,890
MCI group ..........................................         (570)         (138)
                                                          -------       -------
     Net cash provided by financing activities .....      $ 2,900       $ 7,752
                                                          =======       =======

Financing activities include net proceeds from borrowings on debt of $2.8 billion and $8.0 billion for the first half of 2000 and 2001, respectively. The increase in the first six months of 2001 is a result of the May 2001, public debt offering noted above. Financing activities for the MCI group reflect the repayments of intergroup advances and repayment of notionally allocated debt from WorldCom.

Also included in financing activities are proceeds from WorldCom's common stock issuances of $431 million and $103 million in the first half of 2000 and 2001, respectively, as a result of WorldCom common stock option and warrant exercises.

As previously announced, we intend to initially pay a quarterly dividend of $0.60 per share on the MCI group stock. During the second quarter of 2001, we declared the first quarterly dividend for the MCI group common stock. A cash dividend of $0.60 per share of MCI group common stock, or approximately $70 million in the aggregate, will be paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001.

We believe that we will generate sufficient cash flow to service our debt and capital requirements; however, economic downturns and other adverse developments, including factors beyond our control, could impair our ability to service our indebtedness. In addition, the cash flow required to service our debt may reduce our ability to fund internal growth, additional acquisitions and capital improvements.

We believe that the Intermedia merger should support our web hosting expansion by providing a comprehensive portfolio of hosting products and services for mid-sized and large businesses. This will allow us to accelerate our ability to provide managed web and application hosting services by 12 to 18 months. Additionally, we expect that, after consummation of the Intermedia merger, Digex will continue to build its operations and expand its customer base, causing it to continue to incur operating losses for the foreseeable future, which could adversely affect our results of operations.

The development of our businesses and the installation and expansion of our domestic and international networks will continue to require significant capital expenditures. We anticipate that such capital expenditures will be approximately $7.5 billion to $8.0 billion in 2001 for the WorldCom group, and approximately $500 million for the MCI group. We have historically utilized a combination of cash flow from operations and debt to finance capital expenditures and a mixture of cash flow, debt and stock to finance acquisitions.

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

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, will continue to be amortized until the adoption of the statement. The provisions of each statement which apply to goodwill and intangible assets will be adopted by us on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

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

We are exposed to foreign exchange rate risk primarily due to other international operation's holding of approximately $487 million in U.S. dollar denominated debt, and our holding of approximately $1.8 billion of indebtedness indexed in other foreign currencies including the Euro and Sterling Pound as of June 30, 2001. Our potential immediate loss that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $200 million. In addition, if that change were to be sustained, our cost of financing would increase in proportion to the change.

We are also subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

We believe our market risk exposure with regard to our marketable equity securities is limited to changes in quoted market prices for the securities. Based upon the composition of our marketable equity securities at June 30, 2001, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no material changes in the legal proceedings reported in our Annual Report on Form 10-K/A for the year ended December 31, 2000, except as reflected in the discussion under Note H of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

Item 2. Changes in Securities and Use of Proceeds

      On June 7, 2001, we filed an amendment to our articles of incorporation to implement a tracking stock structure that was approved by our shareholders on June 7, 2001. As a result, two new series of stock were created that are intended to reflect, or track, the performance of our WorldCom group businesses and our MCI group businesses. Pursuant to the amendment to our charter, each share of our exiting common stock was changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock. Additionally, our shareholders approved an amendment to the fair price provisions of our charter to reflect the tracking stock structure. A description of the rights of the holders of WorldCom group stock and MCI group stock, and risk factors related to the new tracking stock structure and to the businesses attributed to each of the WorldCom group and the MCI group, is set forth in the description of the WorldCom group stock and the MCI group stock, excerpted from our Registration Statement on Form S-4, as amended (No. 333-52920), which description is filed as Exhibit 99.1 to this Form 10-Q and incorporated herein by reference.

      On June 7, 2001, our board of directors approved, and WorldCom executed and delivered, a Restated Rights Agreement between WorldCom and The Bank of New York as Rights Agent, and declared a dividend on each share of WorldCom group stock of a right to purchase 1/1000 of a share of series 4 preferred stock at a purchase price described in the Restated Rights Agreement, and a dividend on each share of MCI group stock of a right to purchase 1/1000 of a share of series 5 preferred stock at a purchase price described in the Restated Rights Agreement. The dividend distribution was made on June 7, 2001 to shareholders of record on that date. A summary of the terms of the rights and the related series of preferred stock is set forth under "Rights Plan" in the description of the WorldCom group stock and the MCI group stock excerpted from our Registration Statement on Form S-4, as amended (No. 333-52920), which description is filed as Exhibit
      99.1 to this Form 10-Q and incorporated herein by reference.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Securities Holders

      On June 7, 2001, we held our 2001 Annual Meeting of shareholders for the purposes of:

      o     amending our charter to approve the tracking stock recapitalization;

      o amending the fair price provisions of our charter to reflect the tracking stock structure;

      o     electing a board of 12 directors; and

      o     adopting the MCI Group 2001 Employee Stock Purchase Plan.

      The tabulation of the voting was as follows:

                                                    AGAINST OR   ABSTENTIONS OR
                                       FOR           WITHHELD   BROKER NON-VOTES
                                  -------------    -----------    -----------
Tracking stock recapitalization   1,607,176,120     64,614,741    459,994,190
Fair price provision amendment    1,575,708,649    120,216,324    435,860,078

Election of Directors:
   Clifford L. Alexander, Jr      2,054,990,216     76,794,835              0
   James C. Allen                 2,055,371,152     76,413,899              0
   Judith Areen                   2,055,496,001     76,289,050              0
   Carl J. Aycock                 2,055,356,760     76,428,291              0
   Max E. Bobbitt                 2,055,310,272     76,474,779              0
   Bernard J. Ebbers              1,990,633,597    141,151,454              0
   Francesco Galesi               2,054,468,225     77,316,826              0
   Stiles A. Kellett, Jr          2,055,293,580     76,491,471              0
   Gordon S. Macklin              2,054,457,859     77,327,192              0
   Bert C. Roberts, Jr            2,054,366,052     77,418,999              0
   John W. Sidgmore               2,055,098,244     76,686,807              0
   Scott D. Sullivan              2,052,968,541     78,816,510              0

MCI Group 2001 Employee
   Stock Purchase Plan            1,915,312,634    182,228,558     34,243,859

Item 5. Other Information

      As of June 30, 2000 and 2001, our ratio of earnings to fixed charges was 6.65:1 and 1.90:1, respectively. For the purpose of computing the ratio of earnings to fixed charges, earnings consist of pretax income from continuing operations, excluding minority interests in gains/losses of consolidated subsidiaries, and fixed charges consist of pretax interest, including capitalized interest, on all indebtedness, amortization of debt discount and expense, and that portion of rental expense which we believe to be representative of interest.

Item 6. Exhibits and Reports on Form 8-K

      A.    Exhibits

            See Exhibit Index.

      B.    Reports on Form 8-K

            Pursuant to Item 5, "Other Events", we filed Current Reports on Form 8-K dated April 26, 2001 (filed April 26, 2001), May 9, 2001 (filed May 16, 2001), June 7, 2001 (filed June 7, 2001), and June 8, 2001
            (filed June 12, 2001). Additionally, pursuant to Item 7(C) Exhibits, we filed Current Reports on Form 8-K as noted above as well as a Current Report on Form 8-K dated May 1, 2001 (filed May 1, 2001).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                        WORLDCOM, INC.


                                        By: /s/ Scott D. Sullivan
                                            ------------------------------------
                                            Scott D. Sullivan
                                            Chief Financial Officer

Dated: August 14, 2001.

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

1.1         Underwriting Agreement dated May 9, 2001, among WorldCom, Inc.
            ("WorldCom") and J.P. Morgan Securities Inc., Salomon Smith Barney Inc., J.P. Morgan Securities Ltd. and Salomon Brothers International Limited, acting severally on behalf of themselves as Managers and Underwriters and on behalf of the other several Underwriters, if any, named in the Terms Agreement (incorporated herein by reference to Exhibit 1.1 to WorldCom's Current Report on Form 8-K dated May 9, 2001 (filed May 16, 2001)(File No. 0-11258))

1.2 Terms Agreement, dated May 9, 2001, among WorldCom, and J.P. Morgan Securities Inc., Salomon Smith Barney Inc., J.P. Morgan Securities Ltd. and Salomon Brothers International Limited, acting severally on behalf of themselves as Managers and Underwriters and on behalf of the other several Underwriters named therein (incorporated herein by reference to Exhibit 1.2 to WorldCom's Current Report on Form 8-K dated May 9, 2001 (filed May 16, 2001)(File No. 0-11258))

2.1 Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. dated as amended May 14, 2001 (filed as Annex A to WorldCom's Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)*

4.1 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Seven by inserting Articles Seven D, E, F and G)

4.2 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Four by deleting the text thereof and substituting new Article Four)

4.3 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Eleven by deleting the text thereof and substituting new Article Eleven)

4.4 Second Amended and Restated Articles of Incorporation of WorldCom (including preferred stock designations), as amended as of May 1, 2000

4.5         Restated ByLaws of WorldCom, Inc.

4.6 Restated Rights Agreement dated as of June 7, 2001, between WorldCom and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 4 Junior Participating Preferred Stock, par value $.01 per share, and the Series 5 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, and the form of Rights Certificates as Exhibits B and C (incorporated by reference to Exhibit 4.4 to WorldCom's Current Report on Form 8-K dated June 7, 2001 (filed June 7, 2001) (File No. 0-11258))

4.7         Form of 6.50% Notes Due 2004 (incorporated herein by reference to
            Exhibit 4.1 to WorldCom's Current Report on Form 8-K dated May 9, 2001 (filed May 16, 2001)(File No. 0-11258))

4.8         Form of 7.50% Notes Due 2011 (incorporated herein by reference to
            Exhibit 4.2 to WorldCom's Current Report on Form 8-K dated May 9, 2001 (filed May 16, 2001)(File No. 0-11258))

4.9         Form of 8.25% Notes Due 2031 (incorporated herein by reference to
            Exhibit 4.3 to WorldCom's Current Report on Form 8-K dated May 9, 2001 (filed May 16, 2001)(File No. 0-11258))

4.10 Form of 6.75% Euro Notes Due 2008 (incorporated herein by reference to Exhibit 4.4 to WorldCom's Current Report on Form 8-K dated May 9, 2001 (filed May 16, 2001)(File No. 0-11258))

4.11 Form of 7.25% Sterling Notes Due 2008 (incorporated herein by reference to Exhibit 4.5 to WorldCom's Current Report on Form 8-K dated May 9, 2001 (filed May 16, 2001)(File No. 0-11258))

4.12 Indenture dated as of May 15, 2000 by and between WorldCom and Chase Manhattan Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 to WorldCom's Registration Statement on Form S-3 (File No. 333-34578))

10.1 364-Day Revolving Credit Agreement among WorldCom and Bank of America, N.A. and The Chase Manhattan Bank, Co-Administrative Agents; Banc of America Securities LLC and J.P. Morgan Securities Inc., Joint Lead Arrangers and Joint Book Managers; Banc of America Securities LLC, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Bank N.V. and Deutsche Banc Alex. Brown Inc., Co-Arrangers; Citibank, N.A., Syndication Agent; ABN Amro Bank N.V. and Deutsche Bank AG New York Branch, Co-Documentation Agents; and the lenders named therein dated as of June 8, 2001 (incorporated herein by reference to Exhibit 10.1 to WorldCom's Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 0-11258))*

10.2        Revolving Credit Agreement among WorldCom and Bank of America, N.A.
            and The Chase Manhattan Bank, Co-Administrative Agents; Banc of America Securities LLC and J.P. Morgan Securities Inc., Joint Lead Arrangers and Joint Book Managers; Banc of America Securities LLC, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Bank N.V. and Deutsche Banc Alex. Brown Inc., Co-Arrangers; Citibank N.A., Syndication Agent; ABN Amro Bank N.V. and Deutsche Bank AG New York Branch, Co-Documentation Agents; and the lenders named therein dated as of June 8, 2001 (incorporated herein by reference to Exhibit 10.2 to WorldCom's Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 0-11258))*

10.3 Amended and Restated Facility A Revolving Credit Agreement among WorldCom, NationsBank, N.A., NationsBanc Montgomery Securities LLC, Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.1 to WorldCom's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-011258)) (incorporated herein by reference to Exhibit 10.3 to WorldCom's Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 0-11258))*

12.1        Statement re: Computation of Ratio of Earnings to Fixed Charges

99.1 Description of WorldCom, Inc.-WorldCom group common stock and WorldCom, Inc.-MCI group common stock excerpted from WorldCom's Registration Statement on Form S-4, as amended (No. 333-52920)

* The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.