Form 10-Q
period 2001-09-30
WORLDCOM INC/GA//
filed 2001-11-14
CIK 723527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

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

                                 Yes |X| No |_|

      Common shares outstanding, net of treasury shares, at October 31, 2001:

      WorldCom group common stock        2,959,402,201
      MCI group common stock               118,323,949

--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of
                 December 31, 2000 and September 30, 2001 ..................  3

              Consolidated Statements of Operations for the
                 three and nine months ended September 30, 2000
                 and September 30, 2001 ....................................  4

              Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2000
                 and September 30, 2001 ....................................  5

              Notes to Consolidated Financial Statements ...................  6

              Combined Financial Statements of WorldCom group
                 (an integrated business of WorldCom, Inc.) ................ 26

              Combined Financial Statements of MCI group
                 (an integrated business of WorldCom, Inc.) ................ 36

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ............. 42

Item 3.       Quantitative and Qualitative Disclosures about Market Risk ... 62

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings ............................................ 63

Item 2.       Changes in Securities and Use of Proceeds .................... 63

Item 3.       Defaults Upon Senior Securities .............................. 63

Item 4.       Submission of Matters to a Vote of Securities Holders ........ 63

Item 5.       Other Information ............................................ 63

Item 6.       Exhibits and Reports on Form 8-K ............................. 63

Signature     .............................................................. 64

Exhibit Index .............................................................. 65

                         WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Unaudited. In Millions, Except Share Data)

                                                                                                      December 31,   September 30,
                                                                                                          2000            2001
                                                                                                      ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                            $     761       $   2,581
  Accounts receivable, net of allowance for bad debts of $1,532 in 2000 and $1,412 in 2001                 6,815           5,648
  Deferred tax asset                                                                                         172             249
  Other current assets                                                                                     2,007           2,050
                                                                                                       ---------       ---------
         Total current assets                                                                              9,755          10,528
                                                                                                       ---------       ---------
Property and equipment:
  Transmission equipment                                                                                  20,288          22,053
  Communications equipment                                                                                 8,100           7,313
  Furniture, fixtures and other                                                                            9,342          11,007
  Construction in progress                                                                                 6,897           6,839
                                                                                                       ---------       ---------
                                                                                                          44,627          47,212
  Accumulated depreciation                                                                                (7,204)         (9,061)
                                                                                                       ---------       ---------
                                                                                                          37,423          38,151
                                                                                                       ---------       ---------
Goodwill and other intangible assets                                                                      46,594          50,820
Other assets                                                                                               5,131           5,403
                                                                                                       ---------       ---------
                                                                                                       $  98,903       $ 104,902
                                                                                                       =========       =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                             $   7,200       $   1,109
  Accounts payable and accrued line costs                                                                  6,022           4,770
  Other current liabilities                                                                                4,451           4,928
                                                                                                       ---------       ---------
         Total current liabilities                                                                        17,673          10,807
                                                                                                       ---------       ---------
Long-term liabilities, less current portion:
  Long-term debt                                                                                          17,696          30,161
  Deferred tax liability                                                                                   3,611           3,310
  Other liabilities                                                                                        1,124             632
                                                                                                       ---------       ---------
         Total long-term liabilities                                                                      22,431          34,103
                                                                                                       ---------       ---------

Commitments and contingencies

Minority interests                                                                                         2,592             110

Company obligated mandatorily redeemable and other preferred securities                                      798           1,975

Shareholders' investment:
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 10,693,437 shares in 2000 and 621,670 shares in 2001 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                                      --              --
  Preferred stock, par value $.01 per share; authorized: 31,155,008 shares
    in 2000 and 2001; none issued                                                                             --              --
  Common stock:
    WorldCom, Inc. common stock, par value $.01 per share; authorized: 5,000,000,000 shares in
      2000 and none in 2001; issued and outstanding: 2,887,960,378 shares in 2000 and none in 2001            29              --
   WorldCom group common stock, par value $.01 per share; authorized: none in 2000 and 4,850,000,000
      shares in 2001; issued and outstanding : none in 2000 and 2,965,789,112 shares in 2001                  --              30
   MCI group common stock, par value $.01 per share; authorized: none in 2000
      and 150,000,000 shares in 2001; issued and outstanding:  none in 2000 and 118,591,409 in 2001           --               1
  Additional paid-in capital                                                                              52,877          54,271
  Retained earnings                                                                                        3,160           4,257
  Unrealized holding gain on marketable equity securities                                                    345              10
  Cumulative foreign currency translation adjustment                                                        (817)           (477)
  Treasury stock, at cost, 6,765,316 shares of WorldCom, Inc. in 2000,
    6,765,316 shares of WorldCom group stock
    and 270,613 shares of MCI group stock in 2001                                                           (185)           (185)
                                                                                                       ---------       ---------
        Total shareholders' investment                                                                    55,409          57,907
                                                                                                       ---------       ---------
                                                                                                       $  98,903       $ 104,902
                                                                                                       =========       =========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited. In Millions, Except Per Share Data)

                                                                           For the Three Months Ended  For the Nine Months Ended
                                                                                  September 30,               September 30,
                                                                           --------------------------  -------------------------
                                                                                2000         2001          2000          2001
                                                                              --------      -------      --------      --------
Revenues                                                                      $ 10,037      $ 8,966      $ 29,456      $ 26,701
                                                                              --------      -------      --------      --------
Operating expenses:
  Line costs                                                                     3,867        3,745        11,376        11,171
  Selling, general and administrative                                            3,081        2,517         7,847         8,503
  Depreciation and amortization                                                  1,237        1,524         3,570         4,266
                                                                              --------      -------      --------      --------
        Total                                                                    8,185        7,786        22,793        23,940
                                                                              --------      -------      --------      --------
Operating income                                                                 1,852        1,180         6,663         2,761
Other income (expense):
  Interest expense                                                                (245)        (442)         (699)       (1,095)
  Miscellaneous                                                                    107          107           327           330
                                                                              --------      -------      --------      --------
Income before income taxes, minority interests and
  cumulative effect of accounting change                                         1,714          845         6,291         1,996
Provision for income taxes                                                         688          329         2,554           773
                                                                              --------      -------      --------      --------
Income before minority interests and cumulative effect
  of accounting change                                                           1,026          516         3,737         1,223
Minority interests                                                                 (75)          20          (225)           20
                                                                              --------      -------      --------      --------
Income before cumulative effect of accounting change                               951          536         3,512         1,243
Cumulative effect of accounting change (net of income tax of $50 in 2000)           --           --           (85)           --
                                                                              --------      -------      --------      --------
Net income                                                                         951          536         3,427         1,243
Distributions on  mandatorily redeemable preferred securities and other
   preferred dividend requirements                                                  16           43            49            75
                                                                              --------      -------      --------      --------
Net income applicable to common shareholders                                  $    935      $   493      $  3,378      $  1,168
                                                                              ========      =======      ========      ========

Net income attributed to WorldCom group before
  cumulative effect of accounting change                                      $    583      $   460      $  2,023      $  1,102
                                                                              ========      =======      ========      ========
Cumulative effect of accounting change                                        $     --      $    --      $    (75)     $     --
                                                                              ========      =======      ========      ========
Net income attributed to WorldCom group                                       $    583      $   460      $  1,948      $  1,102
                                                                              ========      =======      ========      ========

Net income attributed to MCI group before
  cumulative effect of accounting change                                      $    352      $    33      $  1,440      $     66
                                                                              ========      =======      ========      ========
Cumulative effect of accounting change                                        $     --      $    --      $    (10)     $     --
                                                                              ========      =======      ========      ========
Net income attributed to MCI group                                            $    352      $    33      $  1,430      $     66
                                                                              ========      =======      ========      ========
Earnings per common share:                                                                        PRO FORMA
WorldCom group:                                                               -------------------------------------------------
Net income attributed to WorldCom group before
  cumulative effect of accounting change:
    Basic                                                                     $   0.20      $  0.16      $   0.71      $   0.38
                                                                              ========      =======      ========      ========
    Diluted                                                                   $   0.20      $  0.16      $   0.69      $   0.38
                                                                              ========      =======      ========      ========
Cumulative effect of accounting change                                        $     --      $    --      $  (0.03)     $     --
                                                                              ========      =======      ========      ========
Net income attributed to WorldCom group:
    Basic                                                                     $   0.20      $  0.16      $   0.68      $   0.38
                                                                              ========      =======      ========      ========
    Diluted                                                                   $   0.20      $  0.16      $   0.67      $   0.38
                                                                              ========      =======      ========      ========

MCI group:
Net income attributed to MCI group before cumulative effect of accounting change:
    Basic                                                                     $   3.06      $  0.28      $  12.52      $   0.56
                                                                              ========      =======      ========      ========
    Diluted                                                                   $   3.06      $  0.28      $  12.52      $   0.56
                                                                              ========      =======      ========      ========
Cumulative effect of accounting change                                        $     --      $    --      $  (0.09)     $     --
                                                                              ========      =======      ========      ========
Net income attributed to MCI group:
    Basic                                                                     $   3.06      $  0.28      $  12.43      $   0.56
                                                                              ========      =======      ========      ========
    Diluted                                                                   $   3.06      $  0.28      $  12.43      $   0.56
                                                                              ========      =======      ========      ========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited. In Millions)

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                           -------------------------
                                                                               2000          2001
                                                                           ----------      ---------
Cash flows from operating activities:
Net income                                                                   $  3,427      $ 1,243
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of accounting change                                         85           --
    Minority interests                                                            225          (20)
    Depreciation and amortization                                               3,570        4,266
    Provision for deferred income taxes                                           850          477
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable, net                                                 (890)         (25)
        Other current assets                                                     (627)          56
        Accounts payable and other current liabilities                           (361)        (604)
    All other operating activities                                               (372)         379
                                                                             --------      -------
Net cash provided by operating activities                                       5,907        5,772
                                                                             --------      -------
Cash flows from investing activities:
  Capital expenditures                                                         (8,777)      (6,086)
  Acquisitions and related costs                                                  (14)        (167)
  Increase in intangible assets                                                  (725)        (544)
  Decrease in other liabilities                                                  (659)        (425)
  All other investing activities                                                 (400)        (215)
                                                                             --------      -------
Net cash used in investing activities                                         (10,575)      (7,437)
                                                                             --------      -------
Cash flows from financing activities:
  Principal borrowings on debt, net                                             4,467        4,062
  Common stock issuance                                                           551          112
  Distributions on mandatorily redeemable and other preferred securities
    and dividends paid on preferred stock                                         (49)         (58)
  Redemptions of preferred stock                                                 (190)        (200)
  All other financing activities                                                  (75)        (272)
                                                                             --------      -------
Net cash provided by financing activities                                       4,704        3,644
Effect of exchange rate changes on cash                                             4           57
                                                                             --------      -------
Net increase in cash and cash equivalents                                          40        2,036
Cash and cash equivalents at beginning of period                                  876          761
Deconsolidation of Embratel                                                        --         (216)
                                                                             --------      -------
Cash and cash equivalents at end of period                                   $    916      $ 2,581
                                                                             ========      =======

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) GENERAL

The financial statements included herein, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2000. The results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

During the second quarter of 2001, we declared the first quarterly dividend for the MCI group common stock. A cash dividend of $0.60 per share of MCI group common stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. During the third quarter of 2001, we declared the fourth quarter dividend of $0.60 per share of MCI group common stock to be paid on January 15, 2002 to shareholders of record as of the close of business on December 31, 2001.

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

Voting rights of the holders of the WorldCom group stock and the MCI group stock are prorated based on the relative market values of WorldCom group stock and MCI group stock. We will conduct shareholder meetings that encompass all holders of voting stock. The WorldCom group and the MCI group shareholders will vote together as a single class on all matters brought to a vote of shareholders, including the election of our directors.

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

(D) BUSINESS COMBINATIONS

On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.8 billion, including assumed long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Intermedia merger, we acquired a controlling interest in Digex, Incorporated, or Digex, a provider of managed Web and application hosting services for some of the world's fastest growing companies. In connection with the Intermedia merger, stockholders of Intermedia received one share of WorldCom group common stock (or
57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group common stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009, or Intermedia Series B Preferred Stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia was accounted for as a purchase and was allocated to the WorldCom group.

The purchase price in the Intermedia merger was allocated based on appraised fair values at the date of acquisition. This resulted in an excess purchase price over net assets acquired of $5.1 billion of which $67 million was allocated to customer lists, which will be amortized over approximately four years on a straight line basis. The remaining excess of $5.0 billion has been allocated to goodwill and tradename which are not subject to amortization and the goodwill is not expected to be deductible for tax purposes.

In connection with the Intermedia merger, the Antitrust Division of the Department of Justice is requiring us to dispose of Intermedia's Internet service provider business, which provides integrated Internet connectivity solutions. In addition to this required divestiture, we have also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the systems integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. We included the appraised fair values of these assets to be disposed of in our initial allocation of the Intermedia purchase price and also included accrued anticipated losses expected to be incurred through disposal date. Any difference between the actual results of operations and the amounts accrued will result in an adjustment of goodwill unless there is a difference resulting from a post-merger event. For the three months ended September 30, 2001, operating losses for these assets to be disposed of were approximately $25 million, before corporate allocations. We anticipate that we will complete these planned disposals within the next twelve months.

Since the Intermedia merger, WorldCom initiated plans to improve cash flow and operating results by reorganizing and restructuring Intermedia's operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

(E) EARNINGS PER SHARE

Our consolidated financial statements present basic and diluted earnings per share for WorldCom group stock and MCI group stock using the two-class method. The two-class method is an earnings formula that determines the attributed earnings per share for WorldCom group stock and MCI group stock according to participation rights in undistributed earnings. The combined financial statements of the WorldCom group and the MCI group do not separately present earnings per share because WorldCom group stock and MCI group stock are series of our common stock, and the WorldCom group and the MCI group are not legal entities with a capital structure.

For purposes of our consolidated financial statements, basic earnings per share attributed to WorldCom group stock and MCI group stock is computed by dividing the respective attributed net income for the period by the respective number of weighted-average shares of WorldCom group stock and MCI group stock then outstanding. Diluted earnings per share attributed to WorldCom group stock and MCI group stock is computed by dividing the respective attributed net income for the period by the respective weighted-average number of shares of WorldCom group stock and MCI group stock outstanding, including the respective dilutive effect of WorldCom group stock and MCI group stock equivalents.

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the WorldCom group and the MCI group for the three and nine months ended September 30, 2000 and 2001 (in millions, except share and per share data):

                                                                    FOR THE THREE         FOR THE NINE
                                                                    MONTHS ENDED          MONTHS ENDED
                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                  -----------------     -----------------
                                                                   2000       2001       2000       2001
                                                                  ------     ------     ------     ------
                                                                                  PRO FORMA
                                                                  ---------------------------------------
        WORLDCOM GROUP STOCK
BASIC
Income attributed to WorldCom group before cumulative
   effect of accounting change                                    $  599     $  503     $2,072     $1,177
Distributions on mandatorily redeemable preferred securities
   and other preferred dividend requirements                          16         43         49         75
                                                                  ------     ------     ------     ------
Net income attributed to WorldCom group
   before cumulative effect of accounting change                  $  583     $  460     $2,023     $1,102
                                                                  ======     ======     ======     ======
Weighted-average shares of WorldCom group stock outstanding        2,874      2,957      2,864      2,910
                                                                  ======     ======     ======     ======
Basic earnings per share attributed to WorldCom group stock
   before cumulative effect of accounting change                  $ 0.20     $ 0.16     $ 0.71     $ 0.38
                                                                  ======     ======     ======     ======
DILUTED
Net income attributed to WorldCom group
   before cumulative effect of accounting change                  $  583     $  460     $2,023     $1,102
                                                                  ======     ======     ======     ======
Weighted-average shares of WorldCom group stock outstanding        2,874      2,957      2,864      2,910
WorldCom group stock equivalents                                      38          5         53         10
WorldCom group stock issuable upon conversion of
   preferred stock                                                     2          1          2          2
                                                                  ------     ------     ------     ------
Diluted shares of WorldCom group stock outstanding                 2,914      2,963      2,919      2,922
                                                                  ======     ======     ======     ======
Diluted earnings per share attributed to WorldCom group stock
   before cumulative effect of accounting change                  $ 0.20     $ 0.16     $ 0.69     $ 0.38
                                                                  ======     ======     ======     ======

                                                                    FOR THE THREE         FOR THE NINE
                                                                    MONTHS ENDED          MONTHS ENDED
                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                  -----------------     -----------------
                                                                   2000       2001       2000       2001
                                                                  ------     ------     ------     ------
                                                                                  PRO FORMA
                                                                  ---------------------------------------
        MCI GROUP STOCK
BASIC
Net income attributed to MCI group before cumulative
   effect of accounting change                                    $  352     $   33     $1,440     $   66
                                                                  ======     ======     ======     ======
Basic weighted-average MCI group shares outstanding                  115        118        115        116
                                                                  ======     ======     ======     ======
Basic earnings per share attributed to MCI group
   stock before cumulative effect of accounting change            $ 3.06     $ 0.28     $12.52     $ 0.56
                                                                  ======     ======     ======     ======
DILUTED
Net income attributed to MCI group before cumulative
   effect of accounting change                                    $  352     $   33     $1,440     $   66
                                                                  ======     ======     ======     ======
Weighted-average shares of MCI group stock outstanding               115        118        115        116
MCI group stock issuable upon conversion of
   WorldCom preferred stock                                           --          1         --          1
                                                                  ------     ------     ------     ------
Diluted shares of MCI group stock outstanding                        115        119        115        117
                                                                  ======     ======     ======     ======
Diluted earnings per share attributed to MCI group
   stock before cumulative effect of accounting change            $ 3.06     $ 0.28     $12.52     $ 0.56
                                                                  ======     ======     ======     ======

As discussed in Note B, the recapitalization of WorldCom was effective June 7, 2001, and each share of WorldCom stock was changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock. The weighted- average shares outstanding and attributed earnings per share information including periods prior to June 7, 2001 above is pro forma and assumes the recapitalization occurred at the beginning of 2000 and the WorldCom group stock and MCI group stock existed for all periods presented.

(F) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid during the nine months ended September 30, 2000 and 2001, amounted to $793 million and $774 million, respectively. Income taxes paid during the nine months ended September 30, 2000 and 2001, totaled $183 million and $130 million, respectively. In conjunction with business combinations during the nine months ended September 30, 2000 and 2001, assets acquired and liabilities assumed were as follows (in millions):

                                                            2000          2001
                                                            ----        -------
Fair value of assets acquired                               $ --        $ 2,063
Excess of cost over net tangible assets acquired              43          5,194
Liabilities assumed                                          (29)        (5,824)
Common stock issued                                           --         (1,266)
                                                            ----        -------
Net cash paid                                               $ 14        $   167
                                                            ====        =======

(G) COMPREHENSIVE INCOME

The following table reflects the calculation of our comprehensive income for the three and nine months ended September 30, 2000 and 2001 (in millions):

                                                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                                      ------------------       -----------------
                                                                                        2000       2001        2000         2001
                                                                                       -----      -----      -------      -------
Net income applicable to common shareholders                                           $ 935      $ 493      $ 3,378      $ 1,168
                                                                                       -----      -----      -------      -------
Other comprehensive income (loss):
     Foreign currency translation gains (losses)                                        (156)        53         (358)           5
     Derivative financial instruments:
          Cumulative effect of adoption of SFAS 133 as of January 1, 2001                 --         --           --           28
          Reclassification of derivative financial instruments to current earnings        --        (23)          --          (88)
          Change in fair value of derivative financial instruments                        --         59           --          106
     Unrealized holding gains (losses):

                                                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                                      ------------------       -----------------
                                                                                        2000       2001        2000         2001
                                                                                       -----      -----      -------      -------
          Unrealized holding gains (losses) during the period                            424       (105)         805         (492)
          Reclassification adjustment for investment writeoffs included
               in net income                                                              --         --           --          181
          Reclassification adjustment for gains included in net income                  (167)       (94)        (382)        (300)
                                                                                       -----      -----      -------      -------
Other comprehensive income (loss) before tax                                             101       (110)          65         (560)
Income tax benefit (expense)                                                             (96)        74         (159)         230
                                                                                       -----      -----      -------      -------
Other comprehensive income (loss)                                                          5        (36)         (94)        (330)
                                                                                       -----      -----      -------      -------
Comprehensive income applicable to common shareholders                                 $ 940      $ 457      $ 3,284      $   838
                                                                                       =====      =====      =======      =======

(H) SEGMENT INFORMATION

Based on our organizational structure, we operate in six reportable segments:
Commercial voice, data and Internet; International operations; Consumer; Wholesale; Alternative channels and small business; and Dial-up Internet. Our reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. The Commercial voice, data and Internet segment includes voice, data and other types of domestic communications services for commercial customers, and Internet services including dedicated access and web and application hosting services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region. Consumer includes domestic voice communications services for consumer customers. Wholesale includes long distance voice and data domestic communications services for wholesale customers. Alternative channels and small business includes domestic long distance voice and data, agents, prepaid calling cards and paging services provided to alternative wholesale and small business customers. Dial-up Internet includes dial-up Internet access services.

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

The accounting policies of the segments are the same policies as those used by us in preparing our consolidated financial statements. Information about our segments for the three and nine months ended September 30, 2000 and 2001, is as follows (in millions):

                                                     REVENUES FROM EXTERNAL CUSTOMERS
                                            -------------------------------------------------
                                            FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                            ---------------------      ----------------------
                                              2000          2001         2000          2001
                                            --------      -------      --------      --------
Voice, data and Internet                    $  4,275      $ 4,721      $ 12,557      $ 13,838
International operations                         637          761         1,742         2,209
Consumer                                       1,989        1,873         5,890         5,516
Wholesale                                        847          657         2,655         2,050
Alternative channels and small business          954          591         2,792         1,896
Dial-up Internet                                 403          363         1,225         1,192
                                            --------      -------      --------      --------
     Total before Embratel                     9,105        8,966        26,861        26,701
Embratel                                         970           --         2,707            --
Elimination of intersegment revenues             (38)          --          (112)           --
                                            --------      -------      --------      --------
     Total                                  $ 10,037      $ 8,966      $ 29,456      $ 26,701
                                            ========      =======      ========      ========

                                              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                            -------------------------------------------------
                                            FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                            ---------------------      ----------------------
                                              2000          2001         2000          2001
                                            --------      -------      --------      --------
Voice, data and Internet                    $    787      $   967      $  2,320      $  2,927
International operations                         301          344           830         1,030
Consumer                                         651          752         2,050         2,245
Wholesale                                        122          151           385           467
Alternative channels and small business          249          263           742           820
Dial-up Internet                                 105          126           304           394
Corporate - other charges                        685           --           778           888
Elimination of intergroup expenses               (55)         (86)         (185)         (268)
                                            --------      -------      --------      --------
     Total before Embratel                     2,845        2,517         7,224         8,503
Embratel                                         245           --           650            --
Elimination of intersegment expenses              (9)          --           (27)           --
                                            --------      -------      --------      --------
     Total                                  $  3,081      $ 2,517      $  7,847      $  8,503
                                            ========      =======      ========      ========

As discussed in Note C, we deconsolidated our investment in Embratel as of January 1, 2001. Embratel, which provides communications services in Brazil, was designated as a separate reportable segment for periods prior to January 1, 2001. Accordingly, we have included Embratel in our segment information presented for 2000.

See Note N for a reconciliation of the WorldCom group's and the MCI group's operating results to our consolidated results of operations.

(I) CONTINGENCIES

We are involved in legal and regulatory proceedings that are incidental or otherwise related to our business and have included loss contingencies in other current liabilities and other liabilities for these matters. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to us. The outcomes and ramifications of these various legal and regulatory matters are uncertain and could have a material adverse effect on our consolidated results of operations or financial position.

WorldCom is subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. We must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects us to price cap or rate of return regulation, nor are we currently required to obtain FCC authorization for installation or operation of our network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution services, wireless communications service and terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required for the installation and operation of our international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, and those regulations cover, among other things, authorization for the installation and operation of network facilities. No assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

In August 1996, the FCC established nationwide rules pursuant to the Telecom Act designed to encourage new entrants to compete in local service markets through interconnection with the incumbent local telephone companies, resale of incumbent local telephone companies' retail services, and use of individual and combinations of unbundled network elements, owned by the incumbent local telephone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue nationwide local competition rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that incumbent local telephone companies make specific unbundled network elements available to new entrants. The incumbent local telephone companies have sought reconsideration of the FCC's order and have petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. That case is pending.

In its January 1999 decision, the Supreme Court remanded to the United States Court of Appeals for the Eighth Circuit various substantive questions concerning the FCC's rules for pricing unbundled network elements. In July 2000, the Eighth Circuit upheld the use of a forward-looking methodology but struck down the portion of the rule that calculates costs based on efficient technology and design choices. At the request of various parties, including WorldCom, the Supreme Court is reviewing the Eighth Circuit's decision. The Supreme Court heard oral argument in October 2001, and a ruling is expected in the first half of 2002.

The Telecom Act requires Bell Operating Companies to petition the FCC for permission to offer long distance services for each state within their region.
Section 271 of the Telecom Act provides that for these applications to be granted, the FCC must find, among other things, that the Bell Operating Companies have demonstrated that they have satisfied a 14-point competitive checklist to open their local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional phone company applications and it has granted seven: Verizon's for New York, Massachusetts, Connecticut, and Pennsylvania and SBC's for Texas, Kansas and Oklahoma. WorldCom, and other new entrants to the local market, have appealed to the D.C. Circuit the approvals for Kansas, Oklahoma and Massachusetts alleging that the FCC erred in concluding that the incumbent local telephone companies had satisfied the section 271 checklist prior to granting the application. Briefing of the Kansas and Oklahoma case concluded in July 2001 and argument was held in September 2001; a briefing schedule has not been established for the Massachusetts appeal. BellSouth has filed another application for Georgia. SBC has also filed a petition for Missouri and Arkansas. Other applications may be challenged at any time. WorldCom has challenged, and will continue to challenge, any application that does not satisfy the requirements of section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the Bell Operating Companies' operations support systems. In addition, legislation has been introduced in Congress that would have the effect of allowing Bell Operating Companies to offer in-region long distance data services without satisfying section 271 of the Telecom Act and/or of making it more difficult for competitors to resell incumbent local telephone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these legislative initiatives.

In December 1999, the FCC concluded that in providing high speed digital subscriber line services, the incumbent local telephone companies should be required to share primary telephone lines with competitive local exchange carriers, and the FCC identified the high frequency portion of the loop as a network element. In February 2000, Qwest and the United States Telephone Association petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit; the Court held the case in abeyance pending reconsideration at the FCC. On January 19, 2001, the FCC issued its order on reconsideration which again is favorable to WorldCom and other firms seeking to gain access to the high bandwidth portion of the local loop. More specifically, the FCC clarified that the requirement to share lines applies to the entire loop, even where the traditional phone company has deployed fiber in the loop. Under the order, the incumbent local telephone companies must permit competing carriers to self-provision or partner with a data carrier in order to furnish voice and data service on the same line. The incumbent local telephone companies have appealed this ruling and we have intervened in support of the FCC's order.

In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including WorldCom, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with incumbent local telephone companies. Many of these public utility commission decisions were appealed by the incumbent local telephone companies and, since the FCC's order, many incumbent local telephone companies have filed new cases at the public utility commissions or in court. WorldCom petitioned for review of the FCC's order in the United States Court of Appeals for the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings. In April 2001, the FCC issued an Order on Remand and Report and Order asserting jurisdiction over calls to Internet service providers and establishing a three-year transitional scheme of decreasing reciprocal compensation rates. WorldCom has filed a petition for review of the FCC's order with the D.C. Circuit, and the Court will hear oral arguments in February 2002.

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

In August 1997, three complaints were filed in the United States District Court for the District of Columbia, as class actions on behalf of purchasers of MCI shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of MCI's shares between July 11, 1997 and August 21, 1997, inclusive, that MCI and some of its officers and directors failed to disclose material information about MCI, including that MCI was renegotiating the terms of the MCI BT merger agreement. The consolidated amended complaint seeks damages and other relief. WorldCom and the other defendants have moved to dismiss the consolidated amended complaint.

(J) LONG-TERM DEBT

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

On May 9, 2001, we completed the pricing of a public debt offering of approximately $11.9 billion principal amount of debt securities, based on currency exchange rates on May 8, 2001. The net proceeds of $11.7 billion have been or will be used for general corporate purposes, including to repay commercial paper, and repayment of $1.5 billion of our 6.125% notes due August 15, 2001 and $1.5 billion of our floating rate notes due November 26, 2001. The public debt offering consisted of the following series of notes:

                             Principal                                    Interest                        First
                              Amount            Maturity                  Payable                     Interest Date
---------------------------------------------------------------------------------------------------------------------
6.50% Notes due 2004    $1.5 billion         May 15, 2004  Semiannually on May 15 and November 15   November 15, 2001
7.50% Notes due 2011    $4.0 billion         May 15, 2011  Semiannually on May 15 and November 15   November 15, 2001
8.25% Notes due 2031    $4.6 billion         May 15, 2031  Semiannually on May 15 and November 15   November 15, 2001
6.75% Notes due 2008    (euro)1.25 billion   May 15, 2008            Annually on May 15                May 15, 2002
7.25% Notes due 2008    (pound)500 million   May 15, 2008            Annually on May 15                May 15, 2002

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

In connection with the Intermedia merger, we assumed Intermedia's outstanding debt including $1.2 billion of senior discount notes with interest rates ranging from 11.25% to 12.5%, $0.9 billion of senior notes with interest rates ranging from 8.5% to 9.5%, credit facility borrowings of $258 million and other long-term debt including capital leases of $0.6 billion. We repaid the Intermedia credit facility borrowings of $258 million and subsequently terminated Intermedia's credit facility during the third quarter of 2001. Additionally, on September 28, 2001, we redeemed all of Intermedia's 12.5% senior discount notes for $337 million. Cash balances were used to pay all amounts under the Intermedia credit facility and Intermedia 12.5% senior discount notes.

During the third quarter of 2001, $1.5 billion of 6.125% senior notes matured, we redeemed all of our outstanding 8.875% senior notes due 2006 for $694 million, and we retired $1.1 billion of our outstanding debt through open market debt repurchases (including $481 million of outstanding debt assumed in the Intermedia merger). Cash balances were used to repay these amounts.

The following table sets forth our outstanding debt as of September 30, 2001 (in millions):

            Commercial paper and credit facilities                                 $     11
            Floating rate notes due 2001 through 2002                                   977
            7.88% - 8.25% Notes Due 2003 - 2010                                       3,500
            7.38% Notes Due 2006 - 2011                                               2,000
            6.25% - 6.95% Notes Due 2003 - 2028                                       4,600
            7.13% - 7.75% Notes Due 2004 - 2027                                       2,000
            7.13% - 8.25% Senior Debentures Due 2023 - 2027                           1,435
            6.13% - 7.50% Senior Notes Due 2004 - 2012                                1,927
            6.50% - 8.25% Notes Due 2004 - 2031                                      11,976
            Intermedia 11.25% - 12.25% Senior Discount Notes Due 2007 - 2009            665
            Intermedia 8.5% - 9.5% Senior Notes Due 2007 - 2009                         614
            Capital lease obligations (maturing through 2017)                           987
            Other debt (maturing through 2008)                                          578
                                                                                   --------
                                                                                     31,270
            Short-term debt and current maturities of long-term debt                 (1,109)
                                                                                   --------
                                                                                   $ 30,161
                                                                                   ========

(K) PREFERRED STOCK

In connection with the Intermedia merger, we issued the following series of preferred stock:

                                                 NUMBER OF                                        AGGREGATE # OF SHARES CONVERTIBLE
                                                 PREFERRED                    ANNUAL                   AT THE OPTION OF HOLDER
                                                  SHARES      LIQUIDATION    DIVIDEND             ---------------------------------
                                                AUTHORIZED,   PREFERENCE       PER     ASSOCIATED
                                                ISSUED AND   PER PREFERRED  PREFERRED  DEPOSITORY       WORLDCOM      MCI GROUP
                                                OUTSTANDING      SHARE        SHARE      SHARES       GROUP SHARES     SHARES
                                                -----------------------------------------------------------------------------------
Series D Junior Convertible preferred stock,
   par value $0.01 per share                       53,724        $2,500        $175     5,372,410       6,905,398     276,215
Series E Junior Convertible preferred stock,
   par value $0.01 per share                       64,047        $2,500        $175     6,404,690       5,295,766     211,830
Series F Junior Convertible preferred stock,
   par value $0.01 per share                       79,600        $2,500        $175     7,960,000       4,729,649     189,185
Series G Junior Convertible Participating
   preferred stock, par value $0.01 per share     200,000        $1,000        $ 70           n/a       5,555,555     222,222

On August 20, 2001, the holder of our Series G preferred stock exercised its right to require us to redeem all of the outstanding Series G preferred stock at par plus accrued dividends, or approximately $200 million in the aggregate.

The Series D, E and F preferred stock is currently redeemable in whole or in part, at our option for cash plus accrued and unpaid dividends at rates ranging from 103% down to 100% beginning 2004 and thereafter for the Series D and E preferred stock and from 104% down to 100% beginning 2005 and thereafter for the Series F preferred stock.

Dividends on the Series D, E and F preferred stock are payable in cash or shares of our common stock, at our election on each July 15, October 15, January 15 and April 15. We paid the initial dividend on July 15, 2001 in cash and we expect to continue to pay cash dividends on our Series D, E and F preferred stock.

The Series D, E and F preferred shareholders are generally entitled to vote on the basis of 0.10 of a vote per share of Series D, E or F preferred stock on all matters.

In October 2001, we exercised our option to redeem all of our outstanding Series B Preferred Stock. Prior to the redemption date, substantially all of the holders of our Series B Preferred Stock elected to convert the preferred stock into 0.1460868 shares of WorldCom group stock and 0.005843472 shares of MCI group stock for each share of Series B Preferred Stock held.

(L) REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES

At the time of the Intermedia merger, Intermedia had outstanding Intermedia Series B Preferred Stock, and Digex had outstanding Series A Convertible Preferred Stock, or Digex Series A Preferred Stock.

As of September 30, 2001, there were 549,896 shares of Intermedia Series B Preferred Stock outstanding. Dividends on the Intermedia Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of additional shares of Intermedia Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Historically, Intermedia has paid the Intermedia Series B Preferred Stock dividend by the issuance of additional shares of Intermedia Series B Preferred Stock. The Intermedia Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Intermedia Series B Preferred Stock will be redeemable at the option of Intermedia at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007. Intermedia Series B Preferred Stock is generally entitled to one-tenth of one vote per share on all matters voting together with the common stock of Intermedia as a single class.

The Digex Series A Preferred Stock has an aggregate liquidation preference of $100 million, and is convertible into approximately 1,462,000 shares of Class A Common Stock of Digex. The Digex Series A Preferred Stock does not pay dividends and there are no voting rights.

(M) DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted the Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standard, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. As of January 1, 2001, our exposure to derivative financial instruments primarily consisted of option collar transactions designated as cash flow hedges of anticipated sales of an equity investment, which we maintain to minimize the impact of adverse changes in the market price of the related equity investment, and various equity warrants. The initial adoption of SFAS No. 133 provided a net transition gain from our designated cash flow hedges resulting in an increase in other comprehensive income of approximately $28 million. We recorded no net impact from adoption of SFAS No. 133 related to the various equity warrants. During the nine months ended September 30, 2001, shares of the hedged equity investment were sold and we reclassified respective hedging gains of $88 million from accumulated comprehensive income to miscellaneous income. As of September 30, 2001, we estimate during the next twelve months we will reclassify from accumulated comprehensive income into earnings approximately $46 million relating to our derivative financial instruments as the underlying hedged equity investment is sold. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings resulting from any ineffective portion of the designated derivative hedges or from the discontinuance of designation of any cash flow hedges.

(N) CONSOLIDATING INFORMATION

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

Our board of directors or any special committee appointed by the board of directors may, without shareholder approval, change the polices set forth in our tracking stock policy statement, including any resolution implementing the provisions of our tracking stock policy statement. Our board of directors or any special committee appointed by the board of directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in our tracking stock policy statement in connection with particular facts and circumstances, all as our board of directors or any special committee appointed by the board of directors may determine to be in our best interests as a whole. Any such change, adoption or exception will be final, binding and conclusive unless otherwise determined by our board of directors or any special committee appointed by the board of directors.

                           CONSOLIDATING BALANCE SHEET
                            (UNAUDITED. IN MILLIONS)

                                                                  AT DECEMBER 31, 2000
                                                     ----------------------------------------------
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
                                                      =======     =======     =======      =======

                        CONSOLIDATING STATEMENT OF INCOME
                            (UNAUDITED. IN MILLIONS)

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                 -----------------------------------------------
                                                                 WORLDCOM       MCI
                                                                  GROUP        GROUP     ELIMINATIONS   WORLDCOM
                                                                 --------     -------    ------------   --------
Revenues                                                         $ 5,844      $ 4,193      $    --      $ 10,037
                                                                 -------      -------      -------      --------
Operating expenses:
  Line costs:
      Attributed costs                                             2,184        1,683           --         3,867
      Intergroup allocated expenses                                   23           94         (117)           --
  Selling, general and administrative:
      Attributed costs                                               924          673        1,484         3,081
      Shared corporate services                                      740          744       (1,484)           --
      Other intergroup allocated expenses                             --           55          (55)           --
  Depreciation and amortization:
      Attributed costs                                               983          254           --         1,237
      Intergroup allocated expenses                                 (149)         (23)         172            --
                                                                 -------      -------      -------      --------
Total                                                              4,705        3,480           --         8,185
                                                                 -------      -------      -------      --------
Operating income                                                   1,139          713           --         1,852
Interest expense                                                    (118)        (127)          --          (245)
Miscellaneous income                                                 107           --           --           107
                                                                 -------      -------      -------      --------
Income before income taxes and minority interests                  1,128          586           --         1,714
Provision for income taxes                                           454          234           --           688
                                                                 -------      -------      -------      --------
Income before minority interests                                     674          352           --         1,026
Minority interests                                                   (75)          --           --           (75)
                                                                 -------      -------      -------      --------
Net income before distributions on mandatorily
  redeemable preferred securities                                    599          352           --           951
Distributions on mandatorily redeemable preferred securities
  and other preferred dividend requirements                           16           --           --            16
                                                                 -------      -------      -------      --------
Net income                                                       $   583      $   352      $    --      $    935
                                                                 =======      =======      =======      ========

                        CONSOLIDATING STATEMENT OF INCOME
                            (UNAUDITED. IN MILLIONS)

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                 -------------------------------------------------
                                                                 WORLDCOM         MCI
                                                                   GROUP         GROUP    ELIMINATIONS    WORLDCOM
                                                                 --------      --------   ------------    --------
Revenues                                                         $ 16,894      $ 12,562      $    --      $ 29,456
                                                                 --------      --------      -------      --------
Operating expenses:
  Line costs:
      Attributed costs                                              6,343         5,033           --        11,376
      Intergroup allocated expenses                                    64           279         (343)           --
  Selling, general and administrative:
      Attributed costs                                              2,538         2,129        3,180         7,847
      Shared corporate services                                     1,668         1,512       (3,180)           --
      Other intergroup allocated expenses                              --           185         (185)           --
  Depreciation and amortization:
      Attributed costs                                              2,852           718           --         3,570
      Intergroup allocated expenses                                  (464)          (64)         528            --
                                                                 --------      --------      -------      --------
Total                                                              13,001         9,792           --        22,793
                                                                 --------      --------      -------      --------
Operating income                                                    3,893         2,770           --         6,663
Interest expense                                                     (318)         (381)          --          (699)
Miscellaneous income                                                  327            --           --           327
                                                                 --------      --------      -------      --------
Income before income taxes, minority interests and
  cumulative effect of accounting change                            3,902         2,389           --         6,291
Provision for income taxes                                          1,605           949           --         2,554
                                                                 --------      --------      -------      --------
Income before minority interests and cumulative effect of
  accounting change                                                 2,297         1,440           --         3,737
Minority interests                                                   (225)           --           --          (225)
                                                                 --------      --------      -------      --------
Income before cumulative effect of accounting change                2,072         1,440           --         3,512
Cumulative effect of accounting change                                (75)          (10)          --           (85)
                                                                 --------      --------      -------      --------
Net income before distributions on mandatorily
  redeemable preferred securities                                   1,997         1,430           --         3,427
Distributions on mandatorily redeemable preferred securities
  and other preferred dividend requirements                            49            --           --            49
                                                                 --------      --------      -------      --------
Net income                                                       $  1,948      $  1,430      $    --      $  3,378
                                                                 ========      ========      =======      ========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                            (UNAUDITED. IN MILLIONS)

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                             --------------------------------------------
                                                             WORLDCOM        MCI
                                                              GROUP         GROUP  ELIMINATIONS  WORLDCOM
                                                             --------       -----  ------------  --------
Cash flows from operating activities:
Net income                                                   $  1,997      $ 1,430      $ --     $  3,427
Adjustments to reconcile net income to net cash provided
  by operating activities:                                      2,332          148        --        2,480
                                                             --------      -------      ----     --------
  Net cash provided by operating activities                     4,329        1,578        --        5,907
                                                             --------      -------      ----     --------

Cash flows from investing activities:
Capital expenditures                                           (8,407)        (370)       --       (8,777)
Acquisitions and related costs                                    (14)          --        --          (14)
All other investing activities, net                            (1,584)        (200)       --       (1,784)
                                                             --------      -------      ----     --------
  Net cash used in investing activities                       (10,005)        (570)       --      (10,575)
                                                             --------      -------      ----     --------

Cash flows from financing activities:
Principal borrowings on debt, net                               4,467           --        --        4,467
Attributed stock activity of WorldCom, Inc.                       551           --        --          551
Intergroup advances, net                                        1,002       (1,002)       --           --
All other financing activities, net                              (314)          --        --         (314)
                                                             --------      -------      ----     --------
  Net cash provided by (used in) financing activities           5,706       (1,002)       --        4,704
Effect of exchange rates changes on cash                            4           --        --            4
                                                             --------      -------      ----     --------
Net increase in cash and cash equivalents                          34            6        --           40
Cash and cash equivalents beginning of period                     806           70        --          876
                                                             --------      -------      ----     --------
Cash and cash equivalents end of period                      $    840      $    76      $ --     $    916
                                                             ========      =======      ====     ========

                           CONSOLIDATING BALANCE SHEET
                            (UNAUDITED. IN MILLIONS)

                                                                 AT SEPTEMBER 30, 2001
                                                     ----------------------------------------------
                                                     WORLDCOM       MCI
                                                       GROUP       GROUP    ELIMINATIONS   WORLDCOM
                                                     --------      -----    ------------   --------
Current assets                                        $ 9,384     $ 2,015     $  (871)     $ 10,528
Property and equipment, net                            36,090       2,061          --        38,151
Goodwill and other intangibles                         41,018       9,802          --        50,820
Other assets                                            6,144         235        (976)        5,403
                                                      -------     -------     -------      --------
   Total assets                                       $92,636     $14,113     $(1,847)     $104,902
                                                      =======     =======     =======      ========

Current liabilities                                   $ 7,538     $ 4,140     $  (871)     $ 10,807
Long-term debt                                         24,568       5,593          --        30,161
Noncurrent liabilities                                  3,121       1,907        (976)        4,052
Company obligated mandatorily redeemable
   and other preferred securities                       1,975          --          --         1,975
Shareholders' investment                               55,434       2,473          --        57,907
                                                      -------     -------     -------      --------
   Total liabilities and shareholders' investment     $92,636     $14,113     $(1,847)     $104,902
                                                      =======     =======     =======      ========

                        CONSOLIDATING STATEMENT OF INCOME
                            (UNAUDITED. IN MILLIONS)

                                                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                  ---------------------------------------------------------
                                                                   WORLDCOM          MCI
                                                                     GROUP          GROUP       ELIMINATIONS      WORLDCOM
                                                                  ---------       ---------     ------------      ---------
Revenues                                                          $   5,482       $   3,484       $      --       $   8,966
                                                                  ---------       ---------       ---------       ---------
Operating expenses:
    Line costs:
        Attributed costs                                              2,059           1,686              --           3,745
        Intergroup allocated expenses                                    26              89            (115)             --
    Selling, general and administrative:
        Attributed costs                                                833             779             905           2,517
        Shared corporate services                                       478             427            (905)             --
        Other intergroup allocated expenses                              --              86             (86)             --
    Depreciation and amortization:
        Attributed costs                                              1,262             262              --           1,524
        Intergroup allocated expenses                                  (175)            (26)            201              --
                                                                  ---------       ---------       ---------       ---------
Total                                                                 4,483           3,303              --           7,786
                                                                  ---------       ---------       ---------       ---------
Operating income                                                        999             181              --           1,180
Interest expense                                                       (316)           (126)             --            (442)
Miscellaneous income                                                    107              --              --             107
                                                                  ---------       ---------       ---------       ---------
Income before income taxes and minority interests                       790              55              --             845
Provision for income taxes                                              307              22              --             329
                                                                  ---------       ---------       ---------       ---------
Income before minority interests                                        483              33              --             516
Minority interests                                                       20              --              --              20
                                                                  ---------       ---------       ---------       ---------
Net income before distributions on mandatorily
    redeemable and other preferred securities                           503              33              --             536
Distributions on mandatorily redeemable preferred securities
    and other preferred dividend requirements                            43              --              --              43
                                                                  ---------       ---------       ---------       ---------
Net income                                                        $     460       $      33       $      --       $     493
                                                                  =========       =========       =========       =========

                        CONSOLIDATING STATEMENT OF INCOME
                            (UNAUDITED. IN MILLIONS)

                                                                            NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                  ---------------------------------------------------------
                                                                   WORLDCOM          MCI
                                                                    GROUP           GROUP       ELIMINATIONS      WORLDCOM
                                                                  ---------       ---------     ------------      ---------
Revenues                                                          $  16,047       $  10,654       $      --       $  26,701
                                                                  ---------       ---------       ---------       ---------
Operating expenses:
    Line costs:
        Attributed costs                                              6,036           5,135              --          11,171
        Intergroup allocated expenses                                    75             273            (348)             --
    Selling, general and administrative:
        Attributed costs                                              3,195           2,657           2,651           8,503
        Shared corporate services                                     1,516           1,135          (2,651)             --
        Other intergroup allocated expenses                              --             268            (268)             --
    Depreciation and amortization:
        Attributed costs                                              3,491             775              --           4,266
        Intergroup allocated expenses                                  (541)            (75)            616              --
                                                                  ---------       ---------       ---------       ---------
Total                                                                13,772          10,168              --          23,940
                                                                  ---------       ---------       ---------       ---------
Operating income                                                      2,275             486              --           2,761
Interest expense                                                       (717)           (378)             --          (1,095)
Miscellaneous income                                                    330              --              --             330
                                                                  ---------       ---------       ---------       ---------
Income before income taxes and minority interests                     1,888             108              --           1,996
Provision for income taxes                                              731              42              --             773
                                                                  ---------       ---------       ---------       ---------
Income before minority interests                                      1,157              66              --           1,223
Minority interests                                                       20              --              --              20
                                                                  ---------       ---------       ---------       ---------
Net income before distributions on mandatorily
    redeemable and other preferred securities                         1,177              66              --           1,243
Distributions on mandatorily redeemable preferred securities
    and other preferred dividend requirements                            75              --              --              75
                                                                  ---------       ---------       ---------       ---------
Net income                                                        $   1,102       $      66       $      --       $   1,168
                                                                  =========       =========       =========       =========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                            (UNAUDITED. IN MILLIONS)

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                              --------------------------------------------------------
                                                               WORLDCOM         MCI
                                                                GROUP          GROUP       ELIMINATIONS      WORLDCOM
                                                              ---------       --------     ------------     ----------
Cash flows from operating activities:
Net income                                                    $   1,177       $     66       $      --      $    1,243
Adjustments to reconcile net income to net cash provided
    by operating activities:                                      3,534            995              --           4,529
                                                              ---------       --------       ---------      ----------
    Net cash provided by operating activities                     4,711          1,061              --           5,772
                                                              ---------       --------       ---------      ----------

Cash flows from investing activities:
Capital expenditures                                             (5,898)          (188)             --          (6,086)
Acquisitions and related costs                                     (167)            --              --            (167)
All other investing activities, net                                (673)          (511)             --          (1,184)
                                                              ---------       --------       ---------      ----------
    Net cash used in investing activities                        (6,738)          (699)             --          (7,437)
                                                              ---------       --------       ---------      ----------

Cash flows from financing activities:
Principal borrowings (repayments) on debt, net                    4,470           (408)             --           4,062
Attributed stock activity of WorldCom, Inc.                         112             --              --             112
Intergroup advances, net                                            (15)            15              --              --
All other financing activities, net                                (530)            --              --            (530)
                                                              ---------       --------       ---------      ----------
    Net cash provided by (used in) financing activities           4,037           (393)             --           3,644
Effect of exchange rates changes on cash                             57             --              --              57
                                                              ---------       --------       ---------      ----------
Net increase (decrease) in cash and cash equivalents              2,067            (31)             --           2,036
Cash and cash equivalents beginning of period                       720             41              --             761
Deconsolidation of Embratel                                        (216)            --                            (216)
                                                              ---------       --------       ---------      ----------
Cash and cash equivalents end of period                       $   2,571       $     10       $      --      $    2,581
                                                              =========       ========       =========      ==========

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                             COMBINED BALANCE SHEETS
                            (Unaudited. In Millions)

                                                                           December 31,   September 30,
                                                                                 2000           2001
                                                                           ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $    720       $  2,571
  Accounts receivable, net of allowance for bad debts of $1,018 in 2000
    and $969 in 2001                                                            4,980          4,011
  Deferred tax asset                                                              131            243
  Other current assets                                                          1,612          1,688
  Receivable from MCI group, net                                                  649            871
                                                                             --------       --------
         Total current assets                                                   8,092          9,384
                                                                             --------       --------
Property and equipment:
  Transmission equipment                                                       19,883         21,663
  Communications equipment                                                      5,873          4,873
  Furniture, fixtures and other                                                 8,666         10,318
  Construction in progress                                                      6,727          6,712
                                                                             --------       --------
                                                                               41,149         43,566
  Accumulated depreciation                                                     (5,972)        (7,476)
                                                                             --------       --------
                                                                               35,177         36,090
                                                                             --------       --------
Goodwill and other intangible assets                                           36,685         41,018
Long-term receivable from MCI group, net                                          976            976
Other assets                                                                    4,963          5,168
                                                                             --------       --------
                                                                             $ 85,893       $ 92,636
                                                                             ========       ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                   $  7,200       $  1,109
  Accounts payable and accrued line costs                                       3,584          2,662
  Other current liabilities                                                     3,429          3,767
                                                                             --------       --------
         Total current liabilities                                             14,213          7,538
                                                                             --------       --------
Long-term liabilities, less current portion:
  Long-term debt                                                               11,696         24,568
  Deferred tax liability                                                        2,683          2,445
  Other liabilities                                                               965            566
                                                                             --------       --------
         Total long-term liabilities                                           15,344         27,579
                                                                             --------       --------

Commitments and contingencies

Minority interests                                                              2,592            110

Company obligated mandatorily redeemable and other preferred securities           798          1,975

Allocated net worth                                                            52,946         55,434
                                                                             --------       --------
                                                                             $ 85,893       $ 92,636
                                                                             ========       ========

The accompanying notes are an integral part of these statements.

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF OPERATIONS
                            (Unaudited. In Millions)

                                                                For the Three Months Ended    For the Nine Months Ended
                                                                        September 30,               September 30,
                                                                --------------------------    -------------------------
                                                                    2000          2001           2000           2001
                                                                   -------       -------       --------       --------
Revenues                                                           $ 5,844       $ 5,482       $ 16,894       $ 16,047
                                                                   -------       -------       --------       --------

Operating expenses:
  Line costs                                                         2,207         2,085          6,407          6,111
  Selling, general and administrative                                1,664         1,311          4,206          4,711
  Depreciation and amortization                                        834         1,087          2,388          2,950
                                                                   -------       -------       --------       --------
        Total                                                        4,705         4,483         13,001         13,772
                                                                   -------       -------       --------       --------
Operating income                                                     1,139           999          3,893          2,275
Other income (expense):
  Interest expense                                                    (118)         (316)          (318)          (717)
  Miscellaneous                                                        107           107            327            330
                                                                   -------       -------       --------       --------
Income before income taxes, minority interests and
  cumulative effect of accounting change                             1,128           790          3,902          1,888
Provision for income taxes                                             454           307          1,605            731
                                                                   -------       -------       --------       --------
Income before minority interests and cumulative effect
  of accounting change                                                 674           483          2,297          1,157
Minority interests                                                     (75)           20           (225)            20
                                                                   -------       -------       --------       --------
Income before cumulative effect of accounting change                   599           503          2,072          1,177
Cumulative effect of accounting change (net of income tax
  of $43 in 2000)                                                       --            --            (75)            --
                                                                   -------       -------       --------       --------
Net income before distributions on mandatorily redeemable
  preferred securities                                                 599           503          1,997          1,177
Distributions on mandatorily redeemable preferred securities
  and other preferred dividend requirements                             16            43             49             75
                                                                   -------       -------       --------       --------
Net income                                                         $   583       $   460       $  1,948       $  1,102
                                                                   =======       =======       ========       ========

The accompanying notes are an integral part of these statements.

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF CASH FLOWS
                            (Unaudited. In Millions)

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                       2000          2001
                                                                                     --------       -------
Cash flows from operating activities:
Net income before distributions on mandatorily redeemable preferred securities       $  1,997       $ 1,177
Adjustments to reconcile net income before distributions on mandatorily redeemable preferred securities to net cash provided by operating activities:
    Cumulative effect of accounting change                                                 75            --
    Minority interests                                                                    225           (20)
    Depreciation and amortization                                                       2,388         2,950
    Provision for deferred income taxes                                                   693           505
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable, net                                                         (856)         (140)
        Receivable from MCI group, net                                                   (480)         (222)
        Other current assets                                                             (416)           23
        Accounts payable and other current liabilities                                  1,075           199
    All other operating activities                                                       (372)          239
                                                                                     --------       -------
Net cash provided by operating activities                                               4,329         4,711
                                                                                     --------       -------
Cash flows from investing activities:
  Capital expenditures                                                                 (8,407)       (5,898)
  Acquisitions and related costs                                                          (14)         (167)
  Increase in intangible assets                                                          (643)         (270)
  Decrease in other liabilities                                                          (602)         (332)
  All other investing activities                                                         (339)          (71)
                                                                                     --------       -------
Net cash used in investing activities                                                 (10,005)       (6,738)
                                                                                     --------       -------
Cash flows from financing activities:
  Principal borrowings on debt, net                                                     4,467         4,470
  Attributed stock activity of WorldCom, Inc.                                             551           112
  Distributions on mandatorily redeemable and other preferred securities                  (49)          (58)
  Redemptions of preferred stock                                                         (190)         (200)
  Advances (to) from MCI group, net                                                     1,002           (15)
  All other financing activities                                                          (75)         (272)
                                                                                     --------       -------
Net cash provided by financing activities                                               5,706         4,037
Effect of exchange rate changes on cash                                                     4            57
                                                                                     --------       -------

Net increase in cash and cash equivalents                                                  34         2,067
Cash and cash equivalents at beginning of period                                          806           720
Deconsolidation of Embratel                                                                --          (216)
                                                                                     --------       -------
Cash and cash equivalents at end of period                                           $    840       $ 2,571
                                                                                     ========       =======

The accompanying notes are an integral part of these statements.

           WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(A) GENERAL

The combined financial statements included herein for the WorldCom group (an integrated business of WorldCom, Inc.), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the combined financial statements of the WorldCom group reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2000. The results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

During the second quarter of 2001, we declared the first quarterly dividend for the MCI group common stock. A cash dividend of $0.60 per share of MCI group common stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. During the third quarter of 2001, we declared the fourth quarter dividend of $0.60 per share of MCI group common stock to be paid on January 15, 2002 to shareholders of record as of the close of business on December 31, 2001.

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

Voting rights of the holders of the WorldCom group stock and the MCI group stock are prorated based on the relative market values of WorldCom group stock and MCI group stock. We will conduct shareholder meetings that encompass all holders of voting stock. The WorldCom group and the MCI group shareholders will vote together as a single class on all matters brought to a vote of shareholders, including the election of our directors.

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

(D) BUSINESS COMBINATIONS

On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.8 billion, including long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Intermedia merger, we acquired a controlling interest in Digex, Incorporated, or Digex, a provider of managed Web and application hosting services for some of the world's fastest growing companies. In connection with the Intermedia merger, stockholders of Intermedia received one share of WorldCom group common stock (or
57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group common stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009, or Intermedia Series B Preferred Stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia was accounted for as a purchase and was allocated to the WorldCom group.

The purchase price in the Intermedia merger was allocated based on appraised fair values at the date of acquisition. This resulted in an excess purchase price over net assets acquired of $5.1 billion of which $67 million was allocated to customer lists, which will be amortized over approximately four years on a straight line basis. The remaining excess of $5.0 billion has been allocated to goodwill and tradename which are not subject to amortization, and the goodwill is not expected to be deductible for tax purposes.

In connection with the Intermedia merger, the Antitrust Division of the Department of Justice is requiring us to dispose of Intermedia's Internet service provider business, which provides integrated Internet connectivity solutions. In addition to this required divestiture, we have also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the systems integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. We included the appraised fair values of these assets to be disposed of in our initial allocation of the Intermedia purchase price and also included accrued anticipated losses expected to be incurred through disposal date. Any difference between the actual results of operations and the amounts accrued will result in an adjustment of goodwill unless there is a difference resulting from a post-merger event. For the three months ended September 30, 2001, operating losses, exclusive of associated depreciation and amortization for these assets to be disposed of were approximately $25 million, before corporate allocations. We anticipate that we will complete these planned disposals within the next twelve months.

Since the Intermedia merger, WorldCom initiated plans to improve cash flow and operating results by reorganizing and restructuring Intermedia's operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

(E) EARNINGS PER SHARE

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

(F) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the WorldCom group during the nine months ended September 30, 2000 and 2001, amounted to $366 million and $407 million, respectively. Income taxes paid by the WorldCom group during the nine months ended September 30, 2000 and 2001 totaled $135 million and $129 million, respectively. In conjunction with business combinations attributed to the WorldCom group during the nine months ended September 30, 2000 and 2001, assets acquired and liabilities assumed were as follows (in millions):

                                                                    2000            2001
                                                                    ----            ----
            Fair value of assets acquired                         $      --       $ 2,063
            Excess of cost over net tangible assets acquired             43         5,194
            Liabilities assumed                                         (29)       (5,824)
            Common stock issued                                          --        (1,266)
                                                                  ---------       -------
            Net cash paid                                         $      14       $   167
                                                                  =========       =======

(G) COMPREHENSIVE INCOME

The following table reflects the calculation of comprehensive income attributed to the WorldCom group for the three and nine months ended September 30, 2000 and 2001 (in millions):

                                                                                     FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                                     --------------------    ---------------------
                                                                                      2000           2001       2000          2001
                                                                                     -----          -----     -------       -------
Net income                                                                           $ 583          $ 460     $ 1,948       $ 1,102
                                                                                     -----          -----     -------       -------
Other comprehensive income (loss):
     Foreign currency translation gains (losses)                                      (156)            53        (358)            5
     Derivative financial instruments:
          Cumulative effect of adoption of SFAS 133 as of January 1, 2001               --             --          --            28
          Reclassification of derivative financial instruments to current earnings      --            (23)         --           (88)
          Change in fair value of derivative financial instruments                      --             59          --           106
     Unrealized holding gains (losses):
          Unrealized holding gains (losses) during the period                          424           (105)        805          (492)
          Reclassification adjustment for investment writeoffs
              included in net income                                                    --             --          --           181
          Reclassification adjustment for gains included in net income                (167)           (94)       (382)         (300)
                                                                                     -----          -----     -------       -------

                                                                                     FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                                     --------------------    ---------------------
                                                                                      2000           2001       2000          2001
                                                                                     -----          -----     -------       -------
Other comprehensive income (loss) before tax                                           101           (110)         65          (560)
Income tax benefit (expense)                                                           (96)            74        (159)          230
                                                                                     -----          -----     -------       -------
Other comprehensive income (loss)                                                        5            (36)        (94)         (330)
                                                                                     -----          -----     -------       -------
Comprehensive income                                                                 $ 588          $ 424     $ 1,854       $   772
                                                                                     =====          =====     =======       =======

(H) SEGMENT INFORMATION

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

The accounting policies of the segments are the same policies as those used by the WorldCom group in preparing its combined financial statements. Information about the WorldCom group's segments for the three and nine months ended September 30, 2000 and 2001, is as follows (in millions):

                                                 REVENUES FROM EXTERNAL CUSTOMERS
                                         ----------------------------------------------
                                         FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                         --------------------     ---------------------
                                           2000         2001        2000         2001
                                         -------       ------     --------      -------
Voice, data and Internet                 $ 4,275       $4,721     $ 12,557      $13,838
International operations                     637          761        1,742        2,209
                                         -------       ------     --------      -------
     Total before Embratel                 4,912        5,482       14,299       16,047
Embratel                                     970           --        2,707           --
Elimination of intersegment revenues         (38)          --         (112)          --
                                         -------       ------     --------      -------
     Total                               $ 5,844       $5,482     $ 16,894      $16,047
                                         =======       ======     ========      =======

                                          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                         --------------------------------------------
                                         FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                         --------------------     -------------------
                                           2000         2001       2000         2001
                                         -------       ------     -------      ------
Voice, data and Internet                 $   787       $  967     $ 2,320      $2,927
International operations                     301          344         830       1,030
Corporate - other charges                    340           --         433         754
                                         -------       ------     -------      ------
     Total before Embratel                 1,428        1,311       3,583       4,711
Embratel                                     245           --         650          --
Elimination of intersegment expenses          (9)          --         (27)         --
                                         -------       ------     -------      ------
     Total                               $ 1,664       $1,311     $ 4,206      $4,711
                                         =======       ======     =======      ======

As discussed in Note C, we deconsolidated our investment in Embratel as of January 1, 2001. Embratel, which provides communications services in Brazil, was designated as a separate reportable segment of the WorldCom group for periods prior to January 1, 2001. Accordingly, we have included Embratel in our WorldCom group segment information presented for 2000.

The following is a reconciliation of the segment information to income before income taxes, minority interests and cumulative effect of accounting change for the three and nine months ended September 30, 2000 and 2001 (in millions):

                                                    FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                    --------------------     --------------------
                                                     2000          2001       2000          2001
                                                    ------        ------     -------      -------
Revenues                                            $5,844        $5,482     $16,894      $16,047
Operating expenses                                   4,705         4,483      13,001       13,772
                                                    ------        ------     -------      -------
Operating income                                     1,139           999       3,893        2,275
Other income (expense):
     Interest expense                                 (118)         (316)       (318)        (717)
     Miscellaneous                                     107           107         327          330
                                                    ------        ------     -------      -------
Income before income taxes, minority interests
     and cumulative effect of accounting change     $1,128        $  790     $ 3,902      $ 1,888
                                                    ======        ======     =======      =======

(I) LONG-TERM DEBT

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

See Note J to our interim consolidated financial statements for information pertaining to our outstanding long-term debt.

(J) PREFERRED STOCK

In connection with the Intermedia merger, we issued the following series of preferred stock:

                                                NUMBER OF                                          AGGREGATE # OF SHARES CONVERTIBLE
                                                PREFERRED                     ANNUAL                    AT THE OPTION OF HOLDER
                                                 SHARES       LIQUIDATION    DIVIDEND              ---------------------------------
                                               AUTHORIZED,    PREFERENCE       PER     ASSOCIATED
                                                ISSUED AND   PER PREFERRED  PREFERRED  DEPOSITORY        WORLDCOM       MCI GROUP
                                               OUTSTANDING       SHARE        SHARE      SHARES        GROUP SHARES      SHARES
                                               -----------   -------------  ---------  ----------  ------------------  ----------
Series D Junior Convertible preferred stock,
   par value $0.01 per share                      53,724         $2,500        $175     5,372,410        6,905,398       276,215
Series E Junior Convertible preferred stock,
   par value $0.01 per share                      64,047         $2,500        $175     6,404,690        5,295,766       211,830
Series F Junior Convertible preferred stock,
   par value $0.01 per share                      79,600         $2,500        $175     7,960,000        4,729,649       189,185
Series G Junior Convertible Participating
   preferred stock, par value $0.01 per share    200,000         $1,000        $ 70           n/a        5,555,555       222,222

On August 20, 2001, the holder of our Series G preferred stock exercised its right to require us to redeem all of the outstanding Series G preferred stock at par plus accrued dividends, or approximately $200 million in the aggregate.

The Series D, E and F preferred stock is currently redeemable in whole or in part, at our option for cash plus accrued and unpaid dividends at rates ranging from 103% down to 100% beginning 2004 and thereafter for the Series D and E preferred stock and from 104% down to 100% beginning 2005 and thereafter for the Series F preferred stock.

Dividends on the Series D, E and F preferred stock are payable in cash or shares of our common stock, at our election on each July 15, October 15, January 15 and April 15. We paid the initial dividend on July 15, 2001 in cash and we expect to continue to pay cash dividends on our Series D, E and F preferred stock.

The Series D, E and F preferred shareholders are generally entitled to vote on the basis of 0.10 of a vote per share of Series D, E or F preferred stock on all matters.

In October 2001, we exercised our option to redeem all of our outstanding Series B Preferred Stock. Prior to the redemption date, substantially all of the holders of our Series B Preferred Stock elected to convert the preferred stock into 0.1460868 shares of WorldCom group stock and 0.005843472 shares of MCI group stock for each share of Series B Preferred Stock held.

(K) REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES

At the time of the Intermedia merger, Intermedia had outstanding Intermedia Series B Preferred Stock, and Digex had outstanding Series A Convertible Preferred Stock, or Digex Series A Preferred Stock.

As of September 30, 2001, there were 549,896 shares of Intermedia Series B Preferred Stock outstanding. Dividends on the Intermedia Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of additional shares of Intermedia Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Historically, Intermedia has paid the Intermedia Series B Preferred Stock dividend by the issuance of additional shares of Intermedia Series B Preferred Stock. The Intermedia Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Intermedia Series B Preferred Stock will be redeemable at the option of Intermedia at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007. Intermedia Series B Preferred Stock is generally entitled to one-tenth of one vote per share on all matters voting together with the common stock of Intermedia as a single class.

The Digex Series A Preferred Stock has an aggregate liquidation preference of $100 million, and is convertible into approximately 1,462,000 shares of Class A Common Stock of Digex. The Digex Series A Preferred Stock does not pay dividends and there are no voting rights.

(L) CONTINGENCIES

The WorldCom group's shareholders are subject to all of the risks related to an investment in WorldCom and the WorldCom group, including the effects of any legal proceedings and claims against the MCI group. See Note I to our interim consolidated financial statements for information related to our contingencies.

(M) DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted the Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standard, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. As of January 1, 2001, our exposure to derivative financial instruments primarily consisted of option collar transactions designated as cash flow hedges of anticipated sales of an equity investment, which we maintain to minimize the impact of adverse changes in the market price of the related equity investment, and various equity warrants. The initial adoption of SFAS No. 133 provided a net transition gain from our designated cash flow hedges resulting in an increase in other comprehensive income of approximately $28 million. We recorded no net impact from adoption of SFAS No. 133 related to the various equity warrants. During the nine months ended September 30, 2001, shares of the hedged equity investment were sold and we reclassified respective hedging gains of $88 million from accumulated comprehensive income to miscellaneous income. As of September 30, 2001, we estimate during the next twelve months we will reclassify from accumulated comprehensive income into earnings approximately $46 million relating to our derivative financial instruments as the underlying hedged equity investment is sold. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings resulting from any ineffective portion of the designated derivative hedges or from the discontinuance of designation of any cash flow hedges. All of our derivative instruments are attributed to the WorldCom group.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                             COMBINED BALANCE SHEETS
                            (Unaudited. In Millions)

                                                                                           December 31,   September 30,
                                                                                              2000            2001
                                                                                           ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $       41      $       10
  Accounts receivable, net of allowance for bad debts of $514 in 2000 and $443 in 2001          1,835           1,637
  Deferred tax asset                                                                               41               6
  Other current assets                                                                            395             362
                                                                                           ----------      ----------
         Total current assets                                                                   2,312           2,015
                                                                                           ----------      ----------
Property and equipment:
  Transmission equipment                                                                          405             390
  Communications equipment                                                                      2,227           2,440
  Furniture, fixtures and other                                                                   676             689
  Construction in progress                                                                        170             127
                                                                                           ----------      ----------
                                                                                                3,478           3,646
  Accumulated depreciation                                                                     (1,232)         (1,585)
                                                                                           ----------      ----------
                                                                                                2,246           2,061
                                                                                           ----------      ----------
Goodwill and other intangible assets                                                            9,909           9,802
Other assets                                                                                      168             235
                                                                                           ----------      ----------
                                                                                           $   14,635      $   14,113
                                                                                           ==========      ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Payable to WorldCom group, net                                                           $      649      $      871
  Accounts payable and accrued line costs                                                       2,438           2,108
  Other current liabilities                                                                     1,022           1,161
                                                                                           ----------      ----------
         Total current liabilities                                                              4,109           4,140
                                                                                           ----------      ----------
Long-term liabilities, less current portion:
  Long-term debt                                                                                6,000           5,593
  Long-term payable to WorldCom group, net                                                        976             976
  Deferred tax liability                                                                          928             865
  Other liabilities                                                                               159              66
                                                                                           ----------      ----------
         Total long-term liabilities                                                            8,063           7,500
                                                                                           ----------      ----------

Allocated net worth                                                                             2,463           2,473
                                                                                           ----------      ----------
                                                                                           $   14,635      $   14,113
                                                                                           ==========      ==========

The accompanying notes are an integral part of these statements.

                   MCI GROUP (an integrated business of WorldCom, Inc.)
                             COMBINED STATEMENTS OF OPERATIONS
                                 (Unaudited. In Millions)

                                                                           For the Three Months Ended     For the Nine Months Ended
                                                                                  September 30,                  September 30,
                                                                           ---------------------------    -------------------------
                                                                              2000             2001           2000           2001
                                                                           ---------        ----------     ----------     ---------
Revenues                                                                   $   4,193        $    3,484     $   12,562     $  10,654
                                                                           ---------        ----------     ----------     ---------

Operating expenses:
  Line costs                                                                   1,777             1,775          5,312         5,408
  Selling, general and administrative                                          1,472             1,292          3,826         4,060
  Depreciation and amortization                                                  231               236            654           700
                                                                           ---------        ----------     ----------     ---------
        Total                                                                  3,480             3,303          9,792        10,168
                                                                           ---------        ----------     ----------     ---------
Operating income                                                                 713               181          2,770           486
Other income (expense):
  Interest expense                                                              (127)             (126)          (381)         (378)
                                                                           ---------        ----------     ----------     ---------
Income before income taxes and cumulative effect of accounting change            586                55          2,389           108
Provision for income taxes                                                       234                22            949            42
                                                                           ---------        ----------     ----------     ---------
Income before cumulative effect of accounting change                             352                33          1,440            66
Cumulative effect of accounting change (net of income tax of $7 in 2000)          --                --            (10)           --
                                                                           ---------        ----------     ----------     ---------
Net income                                                                 $     352        $       33     $    1,430     $      66
                                                                           =========        ==========     ==========     =========

The accompanying notes are an integral part of these statements.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF CASH FLOWS
                            (Unaudited. In Millions)

                                                            For the Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                              2000            2001
                                                           ----------      ----------
Cash flows from operating activities:
Net income                                                 $    1,430      $       66
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of accounting change                         10              --
    Depreciation and amortization                                 654             700
    Provision for deferred income taxes                           157             (28)
    Change in assets and liabilities, net of effect of
      business combinations:
        Accounts receivable, net                                  (34)            115
        Other current assets                                     (211)             33
        Accounts payable and other current liabilities           (908)           (187)
        Payable to WorldCom group, net                            480             222
    All other operating activities                                 --             140
                                                           ----------      ----------
Net cash provided by operating activities                       1,578           1,061
                                                           ----------      ----------
Cash flows from investing activities:
  Capital expenditures                                           (370)           (188)
  Increase in intangible assets                                   (82)           (274)
  Decrease in other liabilities                                   (57)            (93)
  All other investing activities                                  (61)           (144)
                                                           ----------      ----------
Net cash used in investing activities                            (570)           (699)
                                                           ----------      ----------
Cash flows from financing activities:
  Principal repayments on debt, net                                --            (408)
  Advances (to) from WorldCom group, net                       (1,002)             15
                                                           ----------      ----------
Net cash used in financing activities                          (1,002)           (393)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents                6             (31)
Cash and cash equivalents at beginning of period                   70              41
                                                           ----------      ----------
Cash and cash equivalents at end of period                 $       76      $       10
                                                           ==========      ==========

The accompanying notes are an integral part of these statements.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(A) GENERAL

The combined financial statements included herein for the MCI group (an integrated business of WorldCom, Inc.), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the combined financial statements of the MCI group reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2000. The results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

During the second quarter of 2001, we declared the first quarterly dividend for the MCI group common stock. A cash dividend of $0.60 per share of MCI group common stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. During the third quarter of 2001, we declared the fourth quarter dividend of $0.60 per share of MCI group common stock to be paid on January 15, 2002 to shareholders of record as of the close of business on December 31, 2001.

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

(D) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the MCI group during the nine months ended September 30, 2000 and 2001, amounted to $427 million and $367 million, respectively. Income taxes paid, net of refunds received, during the nine months ended September 30, 2000 and 2001, totaled $48 million and $1 million, respectively.

(E) SEGMENT INFORMATION

Based on its organizational structure, the MCI group operates in four reportable segments: Consumer; Wholesale; Alternative channels and small business; and Dial-up Internet. The MCI group's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. Consumer includes domestic voice communications services for consumer customers. Wholesale includes domestic long distance voice and data communications services for wholesale customers. Alternative channels and small business includes domestic long distance voice and data, agents, prepaid calling cards and paging services provided to alternative wholesale and small business customers. Dial-up Internet includes dial-up Internet access services.

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

The accounting policies of the segments are the same policies as those used by the MCI group in preparing its combined financial statements. Information about the MCI group's segments for the three and nine months ended September 30, 2000 and 2001, is as follows (in millions):

                                                      REVENUES FROM EXTERNAL CUSTOMERS
                                            -------------------------------------------------
                                            FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                            ---------------------     -----------------------
                                              2000         2001          2000          2001
                                            --------     --------     ---------     ---------
Consumer                                    $  1,989     $  1,873     $   5,890     $   5,516
Wholesale                                        847          657         2,655         2,050
Alternative channels and small business          954          591         2,792         1,896
Dial-up Internet                                 403          363         1,225         1,192
                                            --------     --------     ---------     ---------
     Total                                  $  4,193     $  3,484     $  12,562     $  10,654
                                            ========     ========     =========     =========

                                               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                            -------------------------------------------------
                                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                            ---------------------     -----------------------
                                              2000         2001          2000          2001
                                            --------     --------     ---------     ---------
Consumer                                    $    651     $    752     $   2,050     $   2,245
Wholesale                                        122          151           385           467
Alternative channels and small business          249          263           742           820
Dial-up Internet                                 105          126           304           394
Corporate - other charges                        345           --           345           134
                                            --------     --------     ---------     ---------
     Total                                  $  1,472     $  1,292     $   3,826     $   4,060
                                            ========     ========     =========     =========

The following is a reconciliation of the segment information to income before income taxes and cumulative effect of accounting change for the three and nine months ended September 30, 2000 and 2001 (in millions):

                                                FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                               -----------------------     -------------------------
                                                 2000           2001          2000          2001
                                               ---------     ---------     ----------     ----------
Revenues                                       $   4,193     $   3,484     $   12,562     $   10,654
Operating expenses                                 3,480         3,303          9,792         10,168
                                               ---------     ---------     ----------     ----------
Operating income                                     713           181          2,770            486
Other income (expense):
     Interest expense                               (127)         (126)          (381)          (378)
                                               ---------     ---------     ----------     ----------
Income before income taxes and
     cumulative effect of accounting change    $     586     $      55     $    2,389     $      108
                                               =========     =========     ==========     ==========

(F) LONG-TERM DEBT

As of January 1, 2000, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and the remaining outstanding debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, we considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation is equitable and supportable by both the WorldCom group and the MCI group. Each group's debt will increase or decrease by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, share repurchases and other financing activities. During 2001, the MCI group repaid $408 million of the notionally allocated debt and as of September 30, 2001, the MCI group's long-term debt balance was $5.6 billion.

Interest expense on borrowings incurred by us and allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on our weighted-average interest rate, excluding capitalized interest, of our debt plus 1 1/4 percent.

See Note J to our interim consolidated financial statements for information pertaining to our outstanding long-term debt.

CONTINGENCIES

The MCI group's shareholders are subject to all of the risks related to an investment in WorldCom and the MCI group, including the effects of any legal proceedings and claims against the WorldCom group. See Note I to our interim consolidated financial statements for information related to our contingencies.

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

On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.8 billion, including assumed long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Intermedia merger, we acquired a controlling interest in Digex, Incorporated, or Digex, a provider of managed Web and application hosting services for some of the world's fastest growing companies. In connection with the Intermedia merger, stockholders of Intermedia received one share of WorldCom group common stock (or
57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group common stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia was accounted for as a purchase and was allocated to the WorldCom group.

Since the Intermedia merger, WorldCom initiated plans to improve cash flow and operating results by reorganizing and restructuring Intermedia's operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

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

      o     economic uncertainty;

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

The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2000 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes thereto of each of the WorldCom group and the MCI group contained herein.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our statements of operations as a percentage of its revenues for the periods indicated:

                                                                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                                ---------------------       ---------------------
                                                                                 2000           2001         2000            2001
                                                                                ------         ------       ------         ------
Revenues ...............................................................         100.0%         100.0%       100.0%         100.0%
Line costs .............................................................          38.5           41.8         38.6           41.8
Selling, general and administrative ....................................          30.7           28.1         26.6           31.8
Depreciation and amortization ..........................................          12.3           17.0         12.1           16.0
                                                                                ------         ------       ------         ------
Operating income .......................................................          18.5           13.2         22.6           10.3
Other income (expense):
 Interest expense ......................................................          (2.4)          (4.9)        (2.4)          (4.1)
 Miscellaneous .........................................................           1.1            1.2          1.1            1.2
                                                                                ------         ------       ------         ------
Income before income taxes, minority interests and cumulative
 effect of accounting change ...........................................          17.1            9.4         21.4            7.5
Provision for income taxes .............................................           6.9            3.7          8.7            2.9
                                                                                ------         ------       ------         ------
Income before minority interests and cumulative effect of
 accounting change .....................................................          10.2            5.8         12.7            4.6
Minority interests .....................................................          (0.7)           0.2         (0.8)           0.1
Cumulative effect of accounting change .................................            --             --         (0.3)            --
                                                                                ------         ------       ------         ------
Net income .............................................................           9.5            6.0         11.6            4.7
Distributions on mandatorily redeemable preferred securities
 and other preferred dividend requirements .............................           0.2            0.5          0.2            0.3
                                                                                ------         ------       ------         ------
Net income applicable to common shareholders ...........................           9.3%           5.5%        11.5%           4.4%
                                                                                ======         ======       ======         ======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS.
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

For the three and nine months ended September 30, 2000 and 2001, our revenues were as follows (dollars in millions):

                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------------------      -------------------------------------------
                                           2000                    2001                     2000                    2001
                                   ---------------------    -------------------      --------------------   --------------------
                                                 PERCENT                PERCENT                  PERCENT                PERCENT
                                       $        OF TOTAL       $       OF TOTAL         $        OF TOTAL      $        OF TOTAL
                                   -------      --------    ------     --------      -------     --------   -------     --------
WorldCom group ..............      $ 5,844        58.2%     $5,482        61.1%      $16,894       57.4%    $16,047       60.1%
MCI group ...................        4,193        41.8       3,484        38.9        12,562       42.6      10,654       39.9
                                   -------       -----      ------       -----       -------      -----     -------      -----
                                   $10,037       100.0%     $8,966       100.0%      $29,456      100.0%    $26,701      100.0%
                                   =======       =====      ======       =====       =======      =====     =======      =====

Actual reported revenues by category for the three and nine months ended September 30, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                       ----------------------------------        -----------------------------------
                                                                                  PERCENT                                    PERCENT
                                                         2000          2001       CHANGE           2000           2001        CHANGE
                                                       -------        ------      -------        -------        -------      -------
COMMERCIAL SERVICES REVENUES
  Voice .......................................        $ 1,731        $1,629        (5.9)        $ 5,328        $ 5,021        (5.8)
  Data ........................................          1,909         2,257        18.2           5,462          6,481        18.7
  International ...............................            637           761        19.5           1,742          2,209        26.8
  Embratel, net ...............................            932            --         n/a           2,595             --         n/a
  Internet ....................................            635           835        31.5           1,767          2,336        32.2
                                                       -------        ------                     -------        -------
TOTAL COMMERCIAL SERVICES REVENUES ............          5,844         5,482        (6.2)         16,894         16,047        (5.0)
  Consumer ....................................          1,989         1,873        (5.8)          5,890          5,516        (6.3)
  Wholesale ...................................            847           657       (22.4)          2,655          2,050       (22.8)
  Alternative channels and small business .....            954           591       (38.1)          2,792          1,896       (32.1)
  Dial-up Internet ............................            403           363        (9.9)          1,225          1,192        (2.7)
                                                       -------        ------                     -------        -------
TOTAL .........................................        $10,037        $8,966       (10.7)        $29,456        $26,701        (9.4)
                                                       =======        ======                     =======        =======

Commercial services revenues, which include the revenues generated from commercial voice, data, international and Internet services, for the third quarter of 2001 were $5.5 billion versus $5.8 billion for the third quarter of 2000. For the nine months ended September 30, 2001, commercial services revenues were $16.0 billion versus $16.9 billion for the prior year period. As indicated above, during the second quarter of 2001, we took steps to restructure our investment in Embratel which resulted in the deconsolidation of Embratel effective January 1, 2001. Excluding Embratel from the 2000 periods, commercial services revenues for the three and nine months ended September 30, 2001 increased 11.6% and 12.2%, respectively, versus the prior year periods.

Voice revenues for the third quarter of 2001 decreased 5.9% over the prior year period on traffic growth of 2.2%. For the nine months ended September 30, 2001, voice revenues decreased 5.8% on traffic growth of 4.3%. The revenue decreases were partially offset by wireless voice revenue increases of 19.1% for the third quarter of 2001 and 47.9% for the first nine months of 2001.

Data revenues for the third quarter of 2001 increased 18.2% over the prior year period. For the nine months ended September 30, 2001, data revenues increased 18.7% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. As of September 30, 2001, approximately 32% of data revenues were derived from frame relay and asynchronous transfer mode services, where we experienced strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks during the period. Additionally, we continue to experience strong price pressure for data services in our emerging markets due to competition and the general decline in economic condition of our customers, which we expect to continue in the foreseeable future.

International revenues for the third quarter 2001 increased 19.5% to $761 million versus $637 million, excluding Embratel, for the third quarter of 2000. For the nine months ended September 30, 2001, international revenues increased 26.8% to $2.2 billion versus $1.7 billion, excluding Embratel, for the prior year period. Geographically, Europe grew 15.9% and Asia Pacific and other areas grew 27.4% for the third quarter of 2001. For the first nine months of 2001, Europe grew 16.3% and Asia Pacific and other areas grew 54.0%. These increases were partially offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $50 million in the third quarter of 2001 and approximately $140 million for the first nine months of 2001. Although our retail mix is improving towards a more profitable blend of data versus voice, and retail versus wholesale, our international business continues to experience significant price pressure on its products.

Internet revenues for the third quarter of 2001 increased 31.5% over the prior year period. For the first nine months of 2001, Internet revenues increased 32.2% over the prior year period. Growth was driven by demand for dedicated circuits as business customers continue to migrate their data networks and applications to Internet-based technologies requiring greater amounts of bandwidth. Additionally, Internet revenues growth for the third quarter of 2001 included $29 million of Digex revenues, after intercompany eliminations, as a result of the Intermedia merger. During 2001, we began to introduce our new managed hosting products and virtual private networks on public and shared environments. These products, which are in the initial phases of their life cycle, should gradually contribute to our revenue growth over the next several quarters. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

Consumer revenues for the third quarter of 2001 decreased 5.8% over the prior year period. For the first nine months of 2001, consumer revenues decreased 6.3% over the prior year period. The majority of this decrease is attributed to decreases in calling card, dial around and dial-1 revenues as a result of consumers' substitution of wire line services with wireless and e-mail. Our consumer local initiatives continue to perform well as consumer local revenues increased over 200% for the third quarter of 2001 and over 175% for the first nine months of 2001 versus the prior year period.

Wholesale revenues for the third quarter of 2001 decreased 22.4% over the prior year period. For the first nine months of 2001, wholesale revenues decreased 22.8%. The wholesale market continues to be extremely price competitive, although rate per minute began to stabilize in the second quarter of 2001. Wholesale revenues during the past year were also impacted by proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation.

Alternative channels and small business revenues for the three and nine months ended September 30, 2001 decreased 38.1% and 32.1%, respectively, over the prior year periods. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. These decreases are attributed to pricing pressures in the wholesale and small business markets which negatively affected revenue growth and gross margins in this area, and proactive initiatives to de-emphasize services with unacceptable gross margins as we shift the MCI group's focus from revenue growth to cash generation.

Dial-up Internet revenues for the three and nine months ended September 30, 2001 decreased 9.9% and 2.7%, respectively, over the prior year amounts. Our dial access network has grown 28% to approximately 3.2 million modems as of September 30, 2001, compared with the prior year period. Additionally, Internet connect hours increased 13.6% to 5.4 billion hours for the first nine months of 2001 versus the prior year. These network usage increases were more than offset by pricing pressure resulting from the impact of volume discounts and off-net traffic, which lowered average revenue per hour by approximately 16% for the third quarter of 2001 and 18% for the first nine months of 2001 versus the prior year periods.

LINE COSTS. For the three and nine months ended September 30, 2000 and 2001, our line costs were as follows (dollars in millions):

                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------------------------    -------------------------------------------------
                                   2000                         2001                     2000                        2001
                           ---------------------       ----------------------    ----------------------       --------------------
                                        PERCENT                      PERCENT                   PERCENT                    PERCENT
                               $        OF TOTAL           $         OF TOTAL       $          OF TOTAL          $        OF TOTAL
                           --------     --------       --------      --------    --------      --------       --------    --------
WorldCom group ..........  $  2,207         57.1%      $  2,085          55.7%   $  6,407          56.3%      $  6,111        54.7%
MCI group ...............     1,777         45.9          1,775          47.4       5,312          46.7          5,408        48.4
Intergroup eliminations .      (117)        (3.0)          (115)         (3.1)       (343)         (3.0)          (348)       (3.1)
                           --------     --------       --------      --------    --------      --------       --------    --------
                           $  3,867        100.0%      $  3,745         100.0%   $ 11,376         100.0%      $ 11,171       100.0%
                           ========     ========       ========      ========    ========      ========       ========    ========

Line costs as a percentage of revenues for the third quarter of 2001 increased to 41.8% as compared to 38.5% for the third quarter of 2000. On a year-to-date basis, line costs as a percentage of revenues increased to 41.8% as compared to 38.6% reported for the same period of the prior year. Excluding Embratel for the 2000 periods, line costs for the third quarter of 2000 were $3.4 billion, or 37.7% of revenues, and line costs for the nine months ended September 30, 2000 were $10.2 billion, or 37.8% of revenues. The increases as a percentage of revenues reflect the pricing pressure in the commercial data, Internet and international markets as well as the continued competitive pricing and off-net traffic in the dial-up Internet business which resulted in a modest increase in average cost per hour while average dial-up revenues per hour decreased 16% for the third quarter of 2001 and 18% for the first nine months of 2001. Additionally, line costs as a percentage of revenues have increased as a result of the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above.

Line costs were partially offset by foreign currency exchange fluctuations, which had the effect of reducing line costs as a percentage of revenues by almost one-half of a percentage point for both the three- and nine-month periods ended September 30, 2001, as compared to the prior year periods, and by increased data and dedicated Internet traffic over our own facilities, which positively affected line costs as a percentage of revenues by almost one percentage point for both the three- and nine-month periods ended September 30, 2001.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and nine months ended September 30, 2000 and 2001, our selling, general and administrative expenses were as follows (dollars in millions):

                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------------------      ----------------------------------------------
                                    2000                       2001                      2000                     2001
                            ----------------------     ---------------------     ---------------------    ---------------------
                                          PERCENT                   PERCENT                   PERCENT                  PERCENT
                               $          OF TOTAL        $         OF TOTAL        $         OF TOTAL       $         OF TOTAL
                            -------       --------     -------      --------     -------      --------    -------      --------
WorldCom group ...........  $ 1,664          54.0%     $ 1,311         52.1%     $ 4,206         53.6%    $ 4,711          55.4%
MCI group ................    1,472          47.8        1,292         51.3        3,826         48.8       4,060          47.7
Intergroup eliminations ..      (55)         (1.8)         (86)        (3.4)        (185)        (2.4)       (268)         (3.1)
                            -------       -------      -------      -------      -------      -------     -------       -------
                            $ 3,081         100.0%     $ 2,517        100.0%     $ 7,847        100.0%    $ 8,503         100.0%
                            =======       =======      =======      =======      =======      =======     =======       =======

Selling, general and administrative expenses for the third quarter of 2001 were $2.5 billion or 28.1% of revenues as compared to $3.1 billion or 30.7% of revenues for the quarter ended September 30, 2000. Selling, general and administrative expenses for the third quarter of 2000 includes a $685 million pre-tax charge ($340 million from WorldCom group and $345 million from MCI group) associated with specific domestic and international wholesale accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. We maintain general uncollectible reserves based on historical experience, and specific reserves for items such as bankruptcies, litigation and contractual settlements that are established in the period in which the settlement is both estimable and probable. During the third quarter of 2000, an unprecedented number of our wholesale customers either filed for bankruptcy or changed their status in bankruptcy from reorganization to liquidation. This, combined with the third quarter 2000 declines in stock prices for many companies in the telecommunications industry and the overall tightening of the capital markets, which limited the access of many telecommunications providers to the necessary capital to continue operations, led to our specific write-off of such accounts. Prior to the third quarter 2000 events, the general uncollectible reserves were, in our view, adequate. Additionally, under contractual arrangements with traditional phone companies and other competitive local exchange carriers, we billed the traditional phone companies and competitive local exchange carriers for traffic originating on the traditional phone company's or competitive local exchange carrier's networks and terminating on our network. The traditional phone companies and competitive local exchange carriers have historically disputed these billings, although the collectibility of these billings had continued to be affirmed by public service commission and FCC rulings and by the full payment from a traditional phone company of the largest past due amount. However, during the third quarter of 2000, court rulings and congressional discussions led to our negotiation and settlement with certain traditional phone companies and competitive local exchange carriers for these outstanding receivables. Based on the outcome of these negotiations, we recorded a specific provision for the associated uncollectible amounts. Excluding these charges and Embratel in 2000, selling, general and administrative expenses for the third quarter of 2000 would have been $2.2 billion or 23.7% of revenues.

On a year-to-date basis, selling, general and administrative expenses as a percentage of revenues increased to $8.5 billion, or 31.8% of revenues as compared to 26.6% for the same period of the prior year. Selling, general and administrative expenses for the nine months ended September 30, 2001 also includes pre-tax costs of $865 million ($742 million from WorldCom group and $123 million from MCI group) related to the write-off of investments in certain publicly traded and privately held companies, $23 million ($12 million from WorldCom group and $11 million from MCI group) as a result of the costs associated with the tracking stock capitalization and $125 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Additionally, selling, general and administrative expenses for the nine months ended September 30, 2000 includes a $93 million pre-tax one-time charge associated with the termination of the Sprint Corporation merger agreement in addition to the charge for uncollectible accounts discussed above. Excluding these charges and Embratel in 2000, selling, general and administrative expenses as a percentage of revenues would have been 28.1% for the first nine months of 2001 versus 24.0% for the first nine months of 2000.

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2001, includes increased costs associated with "generation d" initiatives, which are designed to position us as a leading supplier of e-business solutions, that include product marketing, customer care, information systems and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development. Additionally, the increase in selling, general and administrative expenses can be attributed to non-core wholesale initiatives which began in the fourth quarter of 2000 as discussed above, which had no immediate effect on selling, general and administrative expenses for both the wholesale and alternative channels and small business channels and increases during 2000 to our consumer workforce to support retail activities. Workforce reductions in February 2001 have helped to stabilize selling, general and administrative expenses since the second quarter of 2001.

Selling, general and administrative expenses were offset in part by foreign currency exchange fluctuations which had the effect of reducing selling, general and administrative expenses as a percentage of revenues by approximately one-quarter of a percentage point for both the three- and nine-month periods ended September 30, 2001.

DEPRECIATION AND AMORTIZATION. For the three and nine months ended September 30, 2000 and 2001, our depreciation and amortization expense was as follows (dollars in millions):

                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------------------------     -------------------------------------------------
                                    2000                      2001                      2000                       2001
                           ----------------------     ----------------------     ----------------------     ----------------------
                                         PERCENT                    PERCENT                    PERCENT                    PERCENT
                             $           OF TOTAL        $          OF TOTAL        $          OF TOTAL       $           OF TOTAL
                           ------        --------     ------        --------     ------        --------     ------        --------
WorldCom group ..........  $  834           67.4%     $1,087           71.3%     $2,388           66.9%     $2,950           69.2%
MCI group ...............     231           18.7         236           15.5         654           18.3         700           16.4
Intergroup eliminations .     172           13.9         201           13.2         528           14.8         616           14.4
                           ------         ------      ------         ------      ------         ------      ------         ------
                           $1,237          100.0%     $1,524          100.0%     $3,570          100.0%     $4,266          100.0%
                           ======         ======      ======         ======      ======         ======      ======         ======

Depreciation and amortization expense for the third quarter of 2001 increased to $1.5 billion or 17.0% of revenues from $1.2 billion or 12.3% of revenues for the third quarter of 2000. On a year-to-date basis, this expense increased to $4.3 billion or 16.0% of revenues versus $3.6 billion or 12.1% of revenues for the first nine months of 2000. Excluding Embratel in 2000, depreciation and amortization would have been $1.1 billion or 12.2% of revenues for the third quarter of 2000 and $3.2 billion or 11.9% of revenues for the first nine months of 2000. These increases reflect additional depreciation associated with 2000 and 2001 capital expenditures as well as increased depreciation associated with the assets acquired in the Intermedia merger.

INTEREST EXPENSE. Interest expense for the third quarter of 2001 was $442 million or 4.9% of revenues as compared to $245 million or 2.4% of revenues for the third quarter of 2000. For the nine months ended September 30, 2001, interest expense was $1.1 billion, or 4.1% of revenues compared to $699 million, or 2.4% of revenues for the first nine months of 2000. Excluding Embratel in 2000, interest expense would have been $262 million or 2.9% of revenues for the third quarter of 2000 and $731 million, or 2.7% of revenues for the first nine months of 2000. For the three months ended September 30, 2000 and 2001, weighted-average annual interest rates on our long-term debt, excluding Embratel in all periods, were 7.34% and 7.43% respectively, while weighted-average levels of borrowings were $21.2 billion and $33.0 billion, respectively. For the nine months ended September 30, 2000 and 2001, weighted-average annual interest rates on our long-term debt, excluding Embratel in all periods, were 7.21% and 7.27% respectively, while weighted-average levels of borrowings were $19.8 billion and $29.1 billion, respectively. Interest expense for the three and nine months ended September 30, 2001 increased as a result of higher debt levels from the May 2001 bond offering and debt acquired in the Intermedia merger.

MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous income for the third quarter of 2001 was $107 million or 1.2% of revenues compared to $107 million or 1.1% of revenues for the third quarter of 2000. For the nine months ended September 30, 2001, miscellaneous income was $330 million or 1.2% of revenues compared to $327 million or 1.1% of revenues for the first nine months of 2000. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

PROVISION FOR INCOME TAXES. The effective income tax rate was 38.9% of income before taxes for the third quarter of 2001 and 38.7% of income before taxes for the first nine months of 2001. The 2001 rates are greater than the expected federal statutory rate of 35% primarily due to the amortization of non-deductible goodwill.

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

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS. For the three months ended September 30, 2001, we reported net income applicable to common shareholders of $493 million as compared to $935 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we reported net income applicable to common shareholders of $1.2 billion as compared to $3.4 billion for the nine months ended September 30, 2000.

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

PROPERTY AND EQUIPMENT. Property and equipment was attributed to the WorldCom group and the MCI group based on specific identification consistent with the assets necessary to support the continuing operations of the businesses attributed to the respective groups. The balances of property and equipment attributed to each of the groups as of September 30, 2001 are as follows:

                                      WORLDCOM           MCI
                                       GROUP            GROUP          WORLDCOM
                                       -----            -----          --------
                                                    (IN MILLIONS)
Transmission equipment ......        $ 21,663         $    390         $ 22,053
Communications equipment ....           4,873            2,440            7,313
Furniture, fixtures and other          10,318              689           11,007
Construction in progress ....           6,712              127            6,839
                                     --------         --------         --------
                                       43,566            3,646           47,212
Accumulated depreciation ....          (7,476)          (1,585)          (9,061)
                                     --------         --------         --------
                                     $ 36,090         $  2,061         $ 38,151
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

Goodwill and other intangibles assigned or allocated to the WorldCom group and the MCI group as of September 30, 2001 are as follows:

                                 WORLDCOM          MCI
                                  GROUP           GROUP           WORLDCOM
                                  -----           -----           --------
                                               (IN MILLIONS)
Goodwill ...............        $ 40,644         $  9,269         $ 49,913
Tradenames .............           1,112               --            1,112
Developed technology ...           1,590              510            2,100
Other intangibles ......           2,975            1,386            4,361
                                --------         --------         --------
                                  46,321           11,165           57,486
Accumulated depreciation          (5,303)          (1,363)          (6,666)
                                --------         --------         --------
                                $ 41,018         $  9,802         $ 50,820
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

As of September 30, 2001, our receivables purchase program consisted of a $3.6 billion pool of receivables in which the purchaser had an undivided interest in $2.0 billion of those receivables. The WorldCom group was allocated $2.9 billion of the pool and $1.7 billion of the sold receivables. The MCI group was allocated the balance. The receivables sold were attributed principally based on specific identification, or allocated based on total revenues. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the receivables attributable to the groups.

WORLDCOM GROUP RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the WorldCom group's statements of operations in millions of dollars and as a percentage of its revenues:

                                                      THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------   ---------------------------------------
                                                        2000                  2001                2000                  2001
                                                 -----------------    ------------------   ------------------    -----------------
Revenues ......................................  $  5,844    100.0%   $  5,482     100.0%  $ 16,894     100.0%   $ 16,047    100.0%
Line costs ....................................     2,207     37.8       2,085      38.0      6,407      37.9       6,111     38.1
Selling, general and administrative ...........     1,664     28.5       1,311      23.9      4,206      24.9       4,711     29.4
Depreciation and amortization .................       834     14.3       1,087      19.8      2,388      14.1       2,950     18.4
                                                 --------  -------    --------  --------   --------  --------    --------  -------
Operating income ..............................     1,139     19.5         999      18.2      3,893      23.0       2,275     14.2
Other income (expense):
     Interest expense .........................      (118)    (2.0)       (316)     (5.8)      (318)     (1.9)       (717)    (4.5)
     Miscellaneous ............................       107      1.8         107       2.0        327       1.9         330      2.1
                                                 --------  -------    --------  --------   --------  --------    --------  -------
Income before income taxes, minority interests
     and cumulative effect of accounting change     1,128     19.3         790      14.4      3,902      23.1       1,888     11.8
Provision for income taxes ....................       454      7.8         307       5.6      1,605       9.5         731      4.6
                                                 --------  -------    --------  --------   --------  --------    --------  -------
Income before minority interests and cumulative
     effect of accounting change ..............       674     11.5         483       8.8      2,297      13.6       1,157      7.2
Minority interests ............................       (75)    (1.3)         20       0.4       (225)     (1.3)         20      0.1
Cumulative effect of accounting change ........        --       --          --        --        (75)     (0.4)         --       --
Distributions on mandatorily redeemable
     preferred securities and other preferred
     dividend requirements ....................        16      0.3          43       0.8         49       0.3          75      0.5
                                                 --------  -------    --------  --------   --------  --------    --------  -------
Net income ....................................  $    583     10.0%   $    460       8.4%  $  1,948      11.5%   $  1,102      6.9%
                                                 ========  =======    ========  ========   ========  ========    ========  =======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS.
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Actual reported revenues by category for the three and nine months ended September 30, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                            THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------      -------------------------------------
                                                                       PERCENT                                   PERCENT
                                           2000           2001         CHANGE        2000          2001          CHANGE
                                          -------       -------       -------      -------        -------        -------
COMMERCIAL SERVICES REVENUES
   Voice ..............................   $ 1,731       $ 1,629          (5.9)     $ 5,328        $ 5,021           (5.8)
   Data ...............................     1,909         2,257          18.2        5,462          6,481           18.7
   International ......................       637           761          19.5        1,742          2,209           26.8
   Embratel, net ......................       932            --           n/a        2,595             --            n/a
   Internet ...........................       635           835          31.5        1,767          2,336           32.2
                                          -------       -------                    -------        -------
TOTAL COMMERCIAL SERVICES REVENUES ....   $ 5,844       $ 5,482          (6.2)     $16,894        $16,047           (5.0)
                                          =======       =======                    =======        =======

WorldCom group revenues for the third quarter of 2001 were $5.5 billion versus $5.8 billion for the prior year period. For the nine months ended September 30, 2001, WorldCom group revenues were $16.0 billion versus $16.9 billion for the prior year period. As previously indicated, during the second quarter of 2001, we took steps to restructure our investment in Embratel which resulted in the deconsolidation of Embratel effective January 1, 2001. Excluding

Embratel from the 2000 periods, WorldCom group revenues for the three and nine months ended September 30, 2001 increased 11.6% and 12.2%, respectively, versus the prior year periods.

Voice revenues for the third quarter of 2001 decreased 5.9% over the prior year period on traffic growth of 2.2%. For the nine months ended September 30, 2001, voice revenues decreased 5.8% on traffic growth of 4.3%. The revenue decreases were partially offset by wireless voice revenue increases of 19.1% for the third quarter of 2001 and 47.9% for the first nine months of 2001, as customers purchased "all-distance" voice services from us. Voice revenues include both domestic commercial long distance and local switched revenues.

Data revenues for the third quarter of 2001 increased 18.2% over the prior year period. For the nine months ended September 30, 2001, data revenues increased 18.7% over the prior year period. Data includes both commercial long distance and local dedicated bandwidth sales. As of September 30, 2001, approximately 32% of data revenues were derived from frame relay and asynchronous transfer mode services, where we experienced strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks during the period. Additionally, we continue to experience strong price pressure for data services in our emerging markets due to competition and the general decline in economic condition of our customers, which we expect to continue in the foreseeable future.

International revenues for the third quarter 2001 increased 19.5% to $761 million versus $637 million, excluding Embratel, for the third quarter of 2000. For the nine months ended September 30, 2001, international revenues increased 26.8% to $2.2 billion versus $1.7 billion, excluding Embratel, for the prior year period. Geographically, Europe grew 15.9% and Asia Pacific and other areas grew 27.4% for the third quarter of 2001. For the first nine months of 2001, Europe grew 16.3% and Asia Pacific and other areas grew 54.0%. These increases were partially offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $50 million in the third quarter of 2001 and approximately $140 million for the first nine months of 2001. Although our retail mix is improving towards a more profitable blend of data versus voice, and retail versus wholesale, our international business continues to experience significant price pressure on its products.

Internet revenues for the third quarter of 2001 increased 31.5% over the prior year period. For the first nine months of 2001, Internet revenues increased 32.2% over the prior year period. Growth was driven by demand for dedicated circuits as business customers continue to migrate their data networks and applications to Internet-based technologies requiring greater amounts of bandwidth. Additionally, Internet revenues growth for the third quarter of 2001 included $29 million of Digex revenues, net of intercompany eliminations, as a result of the Intermedia merger. During 2001, we began to introduce our new managed hosting products and virtual private networks on public and shared environments. These products, which are in the initial phases of their life cycle, should gradually contribute to our revenue growth over the next several quarters. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

LINE COSTS. Line costs as a percentage of revenues for the third quarter of 2001 increased to 38.0% as compared to 37.8% reported for the third quarter of 2000. On a year-to-date basis, line costs as a percentage of revenues was 38.1% as compared to 37.9% for the nine months ended September 30, 2000. Excluding Embratel in 2000, line costs would have been $1.8 billion, or 36.1% of revenues for the third quarter of 2000 and $5.2 billion, or 36.3% of revenues for the first nine months of 2000. The increases as a percentage of revenues reflect the pricing pressure in the data, international and Internet markets. Beginning in the fourth quarter of 2000, pricing pressure began to stabilize as a result of our actions to improve gross margins. Line costs were partially offset by foreign currency exchange fluctuations which had the effect of reducing line costs as a percentage of revenues by less than one percentage point for both the three- and nine-month periods ended September 30, 2001, and by increased data and dedicated Internet traffic over our own facilities, which positively affected line costs as a percentage of revenues by less than one percentage point for both the three- and nine-month periods ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 2001 were $1.3 billion or 23.9% of revenues as compared to $1.7 billion or 28.5% of revenues for the prior year period. Selling, general and administrative expenses for the third quarter of 2000 includes a $340 million pre-tax charge associated with specific domestic and international wholesale accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. Excluding these charges and Embratel in 2000, selling, general and administrative expenses for the third quarter of 2000 would have been 22.1% of revenues.

On a year-to-date basis, selling, general and administrative expenses were $4.7 billion or 29.4% of revenues as compared to $4.2 billion or 24.9% of revenues for the first nine months of 2000. Selling, general and administrative expenses for the first nine months of 2001 includes pre-tax costs of $742 million related to the write-off of investments in certain publicly traded and privately held companies, $12 million as a result of the costs associated with the tracking stock capitalization and $77 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Selling, general and administrative expenses for the nine months ended September 30, 2000 also includes a $93 million pre-tax one-time charge associated with the termination of the Sprint Corporation merger agreement in addition to the charge for uncollectible accounts discussed above. Excluding these charges and Embratel in 2000, selling, general and administrative expenses as a percentage of revenues would have been 24.2% for the first nine months of 2001 versus 22.0% for the first nine months of 2000.

Selling, general and administrative expenses for the three and nine months ended September 30, 2001, include increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development.

Selling, general and administrative expenses were offset in part by foreign currency exchange fluctuations which had the effect of reducing selling, general and administrative expenses as a percentage of revenues by less than one-half of a percentage point for both the three- and nine-month periods ended September 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the third quarter of 2001 increased to $1.1 billion or 19.8% of revenues from $834 million or 14.3% of revenues for the prior year period. On a year-to-date basis, depreciation increased to $3.0 billion, or 18.4% of revenues as compared to $2.4 billion, or 14.1% of revenues for the first nine months of 2000. Excluding Embratel in 2000, depreciation and amortization would have been $710 million or 14.5% of revenues for the third quarter of 2000 and $2.0 billion or 14.2% of revenues for the first nine months of 2000. These increases reflect increased depreciation associated with 2000 and 2001 capital expenditures as well as increased depreciation associated with the assets acquired in the Intermedia merger.

INTEREST EXPENSE. Interest expense for the third quarter of 2001 was $316 million or 5.8% of revenues as compared to $118 million or 2.0% of revenues for the third quarter of 2000. On a year-to-date basis, interest expense was $717 million, or 4.5% of revenues as compared to $318 million, or 1.9% of revenues for the first nine months of 2000. Excluding Embratel in 2000, interest expense would have been $135 million, or 2.7% of revenues for the third quarter of 2000 and $350 million, or 2.4% of revenues for the first nine months of 2000. Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent.

MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous income for the third quarter of 2001 was $107 million, or 2.0% of revenues as compared to $107 million, or 1.8% of revenues for the third quarter of 2000. On a year-to-date basis, miscellaneous income was $330 million, or 2.1% of revenues as compared to $327 million, or 1.9% of revenues for the first nine months of 2000. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

PROVISION FOR INCOME TAXES. The effective income tax rate was 38.9% of income before taxes for the third quarter of 2001 and 38.7% of income before taxes for the first nine months of 2001. The 2001 rates are greater than the expected federal statutory rate of 35% primarily due to the amortization of non-deductible goodwill.

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

NET INCOME. For the three months ended September 30, 2001, the WorldCom group reported net income of $460 million as compared to $583 million for the three months ended September 30, 2000. Pro forma diluted income per common share for the third quarter of 2001 was $0.16 compared to income per common share of $0.20 for the third quarter of 2000. On a year-to-date basis, pro forma diluted income per common share was $0.38 as compared to $0.67 for the first nine months of 2000. Pro forma diluted income per share assumes the recapitalization occurred at the beginning of 2000 and that the WorldCom group stock and MCI group stock existed for all periods presented.

MCI GROUP RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the MCI group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                -----------------------------------------   ---------------------------------------
                                                        2000                 2001                  2000                  2001
                                                -------------------   -------------------   ------------------    -----------------
Revenues ....................................   $  4,193      100.0%  $  3,484      100.0%  $ 12,562     100.0%   $ 10,654    100.0%
Line costs ..................................      1,777       42.4      1,775       50.9      5,312      42.3       5,408     50.8
Selling, general and administrative .........      1,472       35.1      1,292       37.1      3,826      30.5       4,060     38.1
Depreciation and amortization ...............        231        5.5        236        6.8        654       5.2         700      6.6
                                                --------   --------   --------   --------   --------  --------    --------  -------
Operating income ............................        713       17.0        181        5.2      2,770      22.1         486      4.6
Other income (expense):
     Interest expense .......................       (127)      (3.0)      (126)      (3.6)      (381)     (3.0)       (378)    (3.5)
                                                --------   --------   --------   --------   --------  --------    --------  -------
Income before income taxes and cumulative
     effect of accounting change ............        586       14.0         55        1.6      2,389      19.0         108      1.0
Provision for income taxes ..................        234        5.6         22        0.6        949       7.6          42      0.4
                                                --------   --------   --------   --------   --------  --------    --------  -------
Income before cumulative effect of accounting
     change .................................        352        8.4         33        0.9      1,440      11.5          66      0.6
Cumulative effect of accounting change ......         --         --         --         --        (10)     (0.1)         --       --
                                                --------   --------   --------   --------   --------  --------    --------  -------
Net income ..................................   $    352        8.4%  $     33        0.9%  $  1,430      11.4%   $     66      0.6%
                                                ========   ========   ========   ========   ========  ========    ========  =======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS.
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Revenues for the three months ended September 30, 2001 decreased 16.9% to $3.5 billion versus $4.2 billion for the prior year period. The decrease in total revenues is primarily attributable to consumers' substitution of wire line services with wireless and e-mail, and proactive revenue initiatives resulting in services being de-emphasized as we shift the MCI group's focus from revenue growth to cash generation.

Actual reported revenues by category for the three and nine months ended September 30, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                 THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------      -------------------------------------
                                                                           PERCENT                                    PERCENT
                                                 2000          2001        CHANGE        2000           2001          CHANGE
                                               -------       -------       -------      -------        -------        -------
Consumer ..............................        $ 1,989       $ 1,873          (5.8)     $ 5,890        $ 5,516           (6.3)
Wholesale .............................            847           657         (22.4)       2,655          2,050          (22.8)
Alternative channels and small business            954           591         (38.1)       2,792          1,896          (32.1)
Dial-up Internet ......................            403           363          (9.9)       1,225          1,192           (2.7)
                                               -------       -------                    -------        -------
TOTAL .................................        $ 4,193       $ 3,484         (16.9)     $12,562        $10,654          (15.2)
                                               =======       =======                    =======        =======

Consumer revenues for the third quarter of 2001 decreased 5.8% over the prior year period. For the first nine months of 2001, consumer revenues decreased 6.3% over the prior year period. The majority of this decrease is attributed to decreases in calling card, dial around and dial-1 revenues as a result of consumers' substitution of wire line services with wireless and e-mail. Our consumer local initiatives continue to perform well as consumer local revenues increased over 200% for the third quarter of 2001 and over 175% for the first nine months of 2001 versus the prior year period.

Wholesale revenues for the third quarter of 2001 decreased 22.4% over the prior year period. For the first nine months of 2001, wholesale revenues decreased 22.8%. The wholesale market continues to be extremely price competitive, although rate per minute began to stabilize in the second quarter of 2001. Wholesale revenues during the past year were also impacted by proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation.

Alternative channels and small business revenues for the three and nine months ended September 30, 2001 decreased 38.1% and 32.1%, respectively, over the prior year periods. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. These decreases are attributed to pricing pressures in the wholesale and small business markets which negatively affected revenue growth and gross margins in this area, and proactive initiatives to de-emphasize services with unacceptable gross margins as we shift the MCI group's focus from revenue growth to cash generation.

Dial-up Internet revenues for the three and nine months ended September 30, 2001 decreased 9.9% and 2.7%, respectively, over the prior year amounts. Our dial access network has grown 28% to approximately 3.2 million modems as of September 30, 2001, compared with the prior year period. Additionally, Internet connect hours increased 13.6% to 5.4 billion hours for the first nine months of 2001 versus the prior year. These network usage increases were more than offset by pricing pressure resulting from the impact of volume discounts and off-net traffic, which lowered average revenue per hour by approximately 16% for the third quarter of 2001 and 18% for the first nine months of 2001 versus the prior year periods.

LINE COSTS. Line costs as a percentage of revenues for the third quarter of 2001 increased to 50.9% as compared to 42.4% reported for the prior year period. On a year-to-date basis, line costs as a percentage of revenues increased to 50.8% of revenues as compared to 42.3% for the first nine months of 2000. These increases were primarily the result of continued competitive pricing on the dial-up Internet business as noted above, which resulted in a modest increase in average cost per hour while average dial-up Internet revenues per hour decreased by 16% for the third quarter of 2001 and 18% for the first nine months of 2001. Additionally, line costs as a percentage of revenues increased as a result of the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 2001 were $1.3 billion or 37.1% of revenues as compared to $1.5 billion or 35.1% of revenues for the prior year period. Selling, general and administrative expenses for the third quarter of 2000 includes a $345 million pre-tax charge associated with specific wholesale accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. Excluding these charges, selling, general and administrative expenses for the third quarter of 2000 would have been 26.9%.

On a year-to-date basis, selling, general and administrative expenses were $4.1 billion, or 38.1% of revenues as compared to $3.8 billion or 30.5% of revenues for the first nine months of 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 includes pre-tax costs of $123 million related to the write-off of investments in certain publicly traded and privately held companies, $11 million as a result of the costs associated with the tracking stock capitalization and $48 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these costs, selling, general and administrative expenses as a percentage of revenues were 36.4% for the first nine months of 2001 versus 27.7% for the prior year period, after excluding the charge for uncollectible accounts discussed above.

The increase in selling, general and administrative expenses can be attributed to non-core wholesale initiatives which began in the fourth quarter of 2000 as discussed above, which had no immediate effect on selling, general and administrative expenses for both the wholesale and alternative channels and small business channels and increases during 2000 to our consumer workforce to support retail activities. Workforce reductions in February 2001 have helped to stabilize selling, general and administrative expenses since the second quarter of 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the third quarter of 2001 increased to $236 million or 6.8% of revenues from $231 million or 5.5% of revenues for the same period in the prior year. On a year-to-date basis, depreciation increased to $700 million, or 6.6% of revenues as compared to $654 million, or 5.2% of revenues for the first nine months of 2000. These increases primarily reflect additional depreciation associated with 2000 and 2001 capital expenditures.

INTEREST EXPENSE. Interest expense for the third quarter of 2001 was $126 million or 3.6% of revenues as compared to $127 million or 3.0% of revenues for the same period in 2000. On a year-to-date basis, interest expense was $378 million, or 3.5% of revenues as compared to $381 million, or 3.0% of revenues for the first nine months of 2000. Interest expense on borrowings incurred by WorldCom and allocated to the MCI group was based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 11/4 percent. As of January 1, 2000, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group. During 2001, the MCI group repaid $408 million of the notionally allocated debt and as of September 30, 2001 the MCI group's long-term debt balance was $5.6 billion.

PROVISION FOR INCOME TAXES. The effective income tax rate was 40% of income before taxes for the third quarter of 2001 and 38.9% of income before taxes for the first nine months of 2001. The 2001 rates are greater than the expected federal statutory rate of 35% primarily due to the amortization of non-deductible goodwill.

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

NET INCOME. For the three months ended September 30, 2001, the MCI group reported net income of $33 million as compared to net income of $352 million for the three months ended September 30, 2000. Pro forma diluted income per common share for the third quarter of 2001 was $0.28 compared to income per common share of $3.06 for the third quarter of 2000. On a year-to-date basis, pro forma diluted income per common share was $0.56 as compared to $12.43 for the first nine months of 2000. Pro forma diluted income per share assumes the recapitalization occurred at the beginning of 2000 and that the WorldCom group stock and MCI group stock existed for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, our total debt, net of cash and cash equivalents, was $28.7 billion. Additionally, at September 30, 2001, we had available liquidity of $10.5 billion under our credit facilities and commercial paper program and cash on hand.

As of January 1, 2000, the MCI group was notionally allocated $6.0 billion of WorldCom's debt and the remaining outstanding debt was notionally allocated to the WorldCom group. WorldCom management has a wide degree of discretion over the cash management policies of both the WorldCom group and the MCI group. Cash generated by either group can be transferred to the other group without prior approval of WorldCom's shareholders. Due to the discretion possessed by management over the cash management policies of both groups, including the timing and decision of whether to finance capital expenditures, it may be difficult to assess each group's liquidity and capital resource needs, and, in turn, the future prospects of each group based on past performance. For the nine months ended September 30, 2001, the MCI group generated sufficient cash to repay $408 million of its allocated notional debt.

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

On May 9, 2001, we completed the pricing of a public debt offering of approximately $11.9 billion principal amount of debt securities, based on currency exchange rates on May 8, 2001. The net proceeds of $11.7 billion have been or will be used for general corporate purposes, including to repay commercial paper, and repayment of $1.5 billion of our 6.125% notes due August 15, 2001 and $1.5 billion of our floating rate notes due November 26, 2001. The public debt offering consisted of the following series of notes:

                             PRINCIPAL                                        INTEREST                         FIRST
                              AMOUNT            MATURITY                       PAYABLE                     INTEREST DATE
                       ---------------------------------------------------------------------------------------------------
6.50% Notes due 2004         $1.5 billion     May 15, 2004     Semiannually on May 15 and November 15    November 15, 2001
7.50% Notes due 2011         $4.0 billion     May 15, 2011     Semiannually on May 15 and November 15    November 15, 2001
8.25% Notes due 2031         $4.6 billion     May 15, 2031     Semiannually on May 15 and November 15    November 15, 2001
6.75% Notes due 2008   (euro)1.25 billion     May 15, 2008               Annually on May 15                 May 15, 2002
7.25% Notes due 2008   (pound)500 million     May 15, 2008               Annually on May 15                 May 15, 2002

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

In connection with the Intermedia merger, we assumed Intermedia's outstanding debt including $1.2 billion of senior discount notes with interest rates ranging from 11.25% to 12.5%, $0.9 billion of senior notes with interest rates ranging from 8.5% to 9.5%, credit facility borrowings of $258 million and other long-term debt including capital leases of $0.6 billion. We repaid the Intermedia credit facility borrowings of $258 million and subsequently terminated Intermedia's credit facility during the third quarter of 2001. Additionally, on September 28, 2001, we redeemed all of Intermedia's 12.5% senior discount notes for $337 million. Cash balances were used to pay all amounts under the Intermedia credit facility and Intermedia 12.5% senior discount notes.

During the third quarter of 2001, $1.5 billion of 6.125% senior notes matured, we redeemed all of our outstanding 8.875% senior notes due 2006 for $694 million, we retired $1.1 billion of our outstanding debt through open market debt repurchases (including $481 million of outstanding debt assumed in the Intermedia merger) and we redeemed all of our outstanding Series G preferred stock at par for $200 million. Cash balances were used to repay these amounts.

OPERATING ACTIVITIES

For the nine months ended September 30, 2000 and 2001, our cash flows from operations were as follows (dollars in millions):

                                                       2000          2001
                                                      ------        ------
WorldCom group ...............................        $4,329        $4,711
MCI group ....................................         1,578         1,061
                                                      ------        ------
     Net cash provided by operating activities        $5,907        $5,772
                                                      ======        ======

The decrease for the nine months ended September 30, 2001 versus the prior year amount reflects increases in working capital requirements combined with lower operating results in both the WorldCom group and the MCI group.

INVESTING ACTIVITIES

For the nine months ended September 30, 2000 and 2001, our net cash used in investing activities was as follows (dollars in millions):

                                                    2000             2001
                                                  --------         -------
WorldCom group ...........................        $(10,005)        $(6,738)
MCI group ................................            (570)           (699)
                                                  --------         -------
     Net cash used in investing activities        $(10,575)        $(7,437)
                                                  ========         =======

The WorldCom group's primary capital expenditures totaled $8.4 billion in the first nine months of 2000 and $5.9 billion in the first nine months of 2001. Primary capital expenditures include purchases of transmission, communications and other equipment. The MCI group's capital expenditures totaled $370 million in the first nine months of 2000 and $188 million in the first nine months of 2001. The MCI group's capital expenditures include purchases of switching equipment, dial modems and messaging and other equipment.

Investing activities include acquisitions and related costs at the WorldCom group of $14 million and $167 million in the first nine months of 2000 and 2001, respectively.

FINANCING ACTIVITIES

For the nine months ended September 30, 2000 and 2001, cash provided by financing activities was as follows (dollars in millions):

                                                        2000            2001
                                                      -------         -------
WorldCom group ...............................        $ 5,706         $ 4,037
MCI group ....................................         (1,002)           (393)
                                                      -------         -------
     Net cash provided by financing activities        $ 4,704         $ 3,644
                                                      =======         =======

Financing activities include net proceeds from borrowings on debt of $4.5 billion and $4.1 billion for the first nine months of 2000 and 2001, respectively. Financing activities for the MCI group reflect the repayments of intergroup advances and repayment of notionally allocated debt from WorldCom.

Also included in financing activities are proceeds from WorldCom's common stock issuances of $551 million and $112 million in the first nine months of 2000 and 2001, respectively, as a result of WorldCom common stock option and warrant exercises.

Dividends paid in the first nine months of 2000 and 2001 were $49 million and $58 million, respectively. The increase represents dividends associated with our Series D, E, F and G preferred stock which was issued in connection with the Intermedia merger.

On August 20, 2001 the holder of our Series G preferred stock exercised its right to require us to redeem all of the outstanding Series G preferred stock at par for $200 million. Additionally, in January 2000, we redeemed all of our outstanding Series C preferred stock for $190 million.

In October 2001, we exercised our option to redeem all of our outstanding Series B Preferred Stock. Prior to the redemption date, substantially all of the holders of our Series B Preferred Stock elected to convert the preferred stock into 0.1460868 shares of WorldCom group stock and 0.005843472 shares of MCI group stock for each share of Series B Preferred Stock held.

During the second quarter of 2001, we declared the first quarterly dividend for the MCI group common stock. A cash dividend of $0.60 per share of MCI group common stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. During the third quarter of 2001, we declared the fourth quarter dividend of $0.60 per share of MCI group common stock to be paid on January 15, 2002 to shareholders of record as of the close of business on December 31, 2001.

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

We believe that the Intermedia merger should support our web hosting expansion by providing a comprehensive portfolio of hosting products and services for mid-sized and large businesses. This will allow us to accelerate our ability to provide managed web and application hosting services by 12 to 18 months. Additionally, we expect that Digex will continue to build its operations and its plan to expand its customer base, causing it to continue to incur operating losses for the foreseeable future, which could adversely affect our results of operations.

The development of our businesses and the installation and expansion of our domestic and international networks will continue to require significant capital expenditures. We anticipate that such capital expenditures will be approximately $7.5 billion to $8.0 billion in 2001 for the WorldCom group, and approximately $500 million for the MCI group. For 2002, we anticipate capital expenditures to be $5.5 billion for the WorldCom group and $500 million for MCI group.

Absent significant capital requirements for acquisitions, we believe that cash flow from operations and available liquidity, including our credit facilities and commercial paper program and available cash will be sufficient to meet our capital needs for the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, which includes the Intermedia merger, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, will continue to be amortized until the adoption of the statement on January 1, 2002. Upon adoption, we will stop amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Based on current levels of such assets, this would reduce amortization expense by approximately $1.3 billion annually ($1.0 billion at WorldCom group and $0.3 billion at MCI group). Additionally, we are conducting impairment reviews of all intangibles assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143 "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No. 143 must be adopted by 2003. We have not yet quantified the impact of adopting SFAS No. 143 on our consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," which supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on our consolidated results of operations or financial position.

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

We are exposed to foreign exchange rate risk primarily due to other international operation's holding of approximately $509 million in U.S. dollar denominated debt, and our holding of approximately $1.9 billion of indebtedness indexed in other foreign currencies including the Euro and Sterling Pound as of September 30, 2001. Our potential immediate loss that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $212 million. In addition, if that change were to be sustained, our cost of financing would increase in proportion to the change.

We are also subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

We believe our market risk exposure with regard to our marketable equity securities is limited to changes in quoted market prices for the securities. Based upon the composition of our marketable equity securities at September 30, 2001, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no material changes in the legal proceedings reported in our Annual Report on Form 10-K/A for the year ended December 31, 2000, except as reflected in the discussion under Note I of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Securities Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      A.    Exhibits

            See Exhibit Index.

      B.    Reports on Form 8-K

            Pursuant to Item 9, "Regulation FD Disclosure", we filed a Current Report on Form 8-K dated August 29, 2001 (filed August 29, 2001). Additionally, pursuant to Item 5, "Other Events," we filed a Current Report on Form 8-K dated September 20, 2001 (filed September 21,
            2001).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Scott D. Sullivan, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                                WORLDCOM, INC.


                                                By: /s/ Scott D. Sullivan
                                                    -------------------------
                                                     Scott D. Sullivan
                                                     Chief Financial Officer

Dated: November 14, 2001.

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION

2.1 Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. dated as amended May 14, 2001 (filed as Annex A to WorldCom's Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)*

4.1 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Seven by inserting Articles Seven D, E, F, and G) (incorporated herein by reference to Exhibit 3.1 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

4.2 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Four by deleting the text thereof and substituting new Article Four) (incorporated herein by reference to Exhibit 3.2 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

4.3 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Eleven by deleting the text thereof and substituting new Article Eleven) (incorporated herein by reference to Exhibit 3.3 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

4.4 Second Amended and Restated Articles of Incorporation of WorldCom (including preferred stock designations), as amended as of May 1, 2000 (incorporated herein by reference to Exhibit 3.4 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

4.5         Restated ByLaws of WorldCom, Inc. (incorporated by reference to
            Exhibit 3.5 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

4.6 Restated Rights Agreement dated as of June 7, 2001, between WorldCom and The Bank of New York, which includes the form of Certificate of Designations, setting forth the terms of the Series 4 Junior Participating Preferred Stock, par value $.01 per share, and the Series 5 Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, and the form of Rights Certificates as Exhibits B and C (incorporated by reference to Exhibit 4.4 to WorldCom's Current Report on Form 8-K dated June 7, 2001 (filed June 7, 2001) (File No. 0-11258))

10.1        Promissory note dated September 10, 2001 payable by Bernard J.
            Ebbers (the "Borrower") to the order of WorldCom

99.1 Description of WorldCom, Inc.-WorldCom group common stock and WorldCom, Inc.-MCI group common stock excerpted from WorldCom's Registration Statement on Form S-4, as amended (No. 333-52920)

* The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.