Form 10-K405
period 2001-12-31
WORLDCOM INC/GA//
filed 2002-03-13
CIK 723527

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______
                         Commission File Number 0-11258

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

                      WORLDCOM GROUP STOCK, $.01 PAR VALUE
                         MCI GROUP STOCK, $.01 PAR VALUE
                   RIGHTS TO PURCHASE SERIES 4 PREFERRED STOCK
                   RIGHTS TO PURCHASE SERIES 5 PREFERRED STOCK

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was:

             WorldCom group Stock, $.01 par value: $22,156,502,684
               MCI group Stock, $.01 par value: $810,400,477


   Common shares outstanding as of February 28, 2002, net of treasury shares:

                      WorldCom group Stock: 2,962,645,459
                          MCI group Stock: 118,325,109

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's 2002 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 2001, are incorporated by reference into Part III.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Cautionary Statement Regarding Forward-Looking Statements .................    1

                                     PART I
Item 1.   Business ........................................................    2
Item 2.   Properties ......................................................   25
Item 3.   Legal Proceedings ...............................................   25
Item 4.   Submission of Matters to a Vote of Security Holders .............   25

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters .............................................   25
Item 6.   Selected Financial Data .........................................   27
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................   40
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ......   68
Item 8.   Financial Statements and Supplementary Data .....................   69
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ............................................   70

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant ..............   70
Item 11.  Executive Compensation ..........................................   70
Item 12.  Security Ownership of Certain Beneficial Owners and Management ..   70
Item 13.  Certain Relationships and Related Transactions ..................   70

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .   70
Signatures ................................................................   72
Index to Financial Statements and Financial Statement Schedule ............  F-1
Exhibit Index .............................................................  E-1

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

            Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

o     economic uncertainty;

o     the effects of vigorous competition;

o the impact of technological change on our business, alternative technologies, and dependence on availability of transmission facilities;

o     risks of international business;

o     regulatory risks in the United States and internationally;

o     contingent liabilities;

o     uncertainties regarding the collectibility of receivables;

o risks associated with debt service requirements and our financial leverage;

o     uncertainties associated with the success of acquisitions;

o     the ongoing war on terrorism; and

o the other risks referenced from time to time in WorldCom's filings with the Securities and Exchange Commission.

            Potential purchasers of WorldCom capital stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

            The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by WorldCom or persons acting on its behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

                                     PART I

ITEM 1. BUSINESS

GENERAL

            Organized in 1983, WorldCom, Inc., a Georgia corporation, provides a broad range of communications services to both U.S. and non-U.S. based businesses and consumers. We are a global communications company utilizing a strategy based on being able to provide service through our own facilities throughout the world instead of being restricted to a particular geographic location. We call this our "on-net" strategy. The on-net approach allows our customers to send data or voice communications across town, across the U.S., or to any of our networks in Europe or Asia, often without ever leaving our networks. The on-net approach provides our customers with superior reliability and low operating costs. Our core business is communications services, which includes voice, data, Internet and international services.

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

            During the second quarter of 2001, we declared the initial quarterly dividend for the MCI group stock. A cash dividend of $0.60 per share of MCI group stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. Dividends of $0.60 per share of MCI group stock were also declared during the third and fourth quarters of 2001 which have been or will be paid in 2002.

            The MCI group was initially allocated notional debt of $6 billion and our remaining debt was allocated on a notional basis to the WorldCom group. We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in our filings under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

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

            Our board of directors may at any time convert each outstanding share of MCI group stock into shares of WorldCom group stock at 110% of the relative trading value of MCI group stock for the 20 days prior to the announcement of the conversion. No premium will be paid on a conversion that occurs after June 7, 2004.

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

            We serve as a holding company for our subsidiaries' operations. References herein to WorldCom, "we," "our," or "us" include WorldCom, Inc. and our subsidiaries, unless the context otherwise requires. Additionally, information in this document has been revised to reflect the stock splits of our common stock.

BUSINESS COMBINATIONS

            INTERMEDIA. On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.8 billion, including assumed long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Intermedia merger, we acquired a controlling interest in Digex, Incorporated, or Digex, a provider of managed Web and application hosting services. In connection with the Intermedia merger, stockholders of Intermedia received one share of WorldCom group stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009, or Intermedia Series B Preferred Stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

            Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia was accounted for as a purchase.

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

            In connection with the Intermedia merger, the Antitrust Division of the Department of Justice required us to dispose of Intermedia's Internet service provider business, which provided integrated Internet connectivity solutions and effective December 1, 2001, we sold substantially all of the Internet related assets for approximately $12 million. In addition to this required divestiture, we also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the systems integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. We included the appraised fair values of these assets to be disposed of in our initial allocation of the Intermedia purchase price and also included accrued anticipated losses expected to be incurred through disposal date. Any difference between the actual results of operations and the amounts accrued will result in an adjustment of goodwill unless there is a difference resulting from a post-merger event. We anticipate that we will complete the planned disposals of the remaining identified businesses before the third quarter of 2002.

            Since the Intermedia merger, we initiated plans to improve cash flow and operating results by reorganizing and restructuring Intermedia's operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

            SKYTEL COMMUNICATIONS. On October 1, 1999, we acquired SkyTel Communications, Inc., pursuant to the merger of SkyTel with and into a wholly owned subsidiary of WorldCom. Upon consummation of the SkyTel merger, the wholly owned subsidiary was renamed SkyTel Communications, Inc. SkyTel is a leading provider of nationwide messaging services in the United States. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

            As a result of the SkyTel merger, each outstanding share of SkyTel common stock was converted into the right to receive 0.3849 shares of WorldCom common stock, par value $.01 per share, or approximately 23 million WorldCom common shares in the aggregate. Holders of SkyTel's $2.25 Cumulative Convertible Exchangeable Preferred Stock received one share of WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock for each share of SkyTel preferred stock held. The SkyTel merger was accounted for as a pooling-of-interests; and accordingly, our financial statements for periods prior to the SkyTel merger have been restated to include the results of SkyTel.

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

            As a result of the merger with MCI, each outstanding share of MCI common stock was converted into the right to receive 1.86585 shares of WorldCom common stock or approximately 1.13 billion WorldCom common shares in the aggregate, and each share of MCI Class A common stock outstanding (all of which were held by British Telecommunications plc) was converted into the right to receive $51.00 in cash or approximately $7 billion in the aggregate. The funds paid to British Telecommunications were obtained by WorldCom from (i) available cash as a result of our $6.1 billion public debt offering in August 1998; (ii) the sale of MCI's Internet backbone facilities and wholesale and retail Internet business to Cable and Wireless plc for $1.75 billion in cash on September 14, 1998; (iii) the sale of MCI's 24.9% equity stake in Concert Communications Services to British Telecommunications for $1 billion in cash on September 14, 1998; and (iv) availability under our commercial paper program and credit facilities.

            Upon effectiveness of the merger with MCI, the then outstanding and unexercised options exercisable for shares of MCI common stock were converted into options exercisable for an aggregate of approximately 125 million shares of WorldCom common stock having the same terms and conditions as the MCI options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.86585. The merger with MCI was accounted for as a purchase.

            EMBRATEL. On August 4, 1998, MCI acquired a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A., Brazil's facilities-based national and international communications provider, for approximately R$2.65 billion (U.S. $2.3 billion). The purchase price was paid in local currency installments, of which R$1.06 billion (U.S. $916 million) was paid on August 4, 1998, R$795 million (U.S. $442 million) was paid on August 4, 1999, and the remaining R$795 million (U.S. $444 million) was paid on August 4, 2000. Embratel provides domestic long distance and international telecommunications services in Brazil, as well as over 40 other communications services, including leased high-speed data, Internet, frame relay, satellite and packet-switched services. Operating results for Embratel were consolidated in our accompanying consolidated financial statements from the date of the MCI merger through 2000.

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

            As a result of the merger with CompuServe Corporation, each share of CompuServe Corporation common stock was converted into the right to receive
0.609375 shares of WorldCom common stock or approximately 56 million WorldCom common shares in the aggregate. Prior to the merger with CompuServe Corporation, CompuServe Corporation operated primarily through two divisions: Interactive Services and Network Services. Interactive Services offered worldwide online and Internet access services for consumers, while Network Services provided worldwide network access, management and applications, and Internet services to businesses. The merger with CompuServe Corporation was accounted for as a purchase.

            ANS. On January 31, 1998, we also acquired ANS Communications, Inc. from America Online, Inc. for approximately $500 million, and entered into five year contracts with AOL under which WorldCom and its subsidiaries provide network services to AOL. Additionally, AOL acquired CompuServe's Interactive Services division and received a $175 million cash payment from WorldCom. WorldCom retained the CompuServe Network Services division. ANS provided Internet access to AOL and AOL's subscribers in the United States, Canada, the United Kingdom, Sweden and Japan. The transaction with AOL was accounted for as a purchase.

            BROOKS FIBER PROPERTIES. On January 29, 1998, WorldCom acquired Brooks Fiber Properties, Inc. pursuant to the merger of a wholly owned subsidiary of WorldCom, with and into Brooks Fiber Properties. Upon consummation of the merger with Brooks Fiber Properties, Brooks Fiber Properties became a wholly owned subsidiary of WorldCom. Prior to the merger, Brooks Fiber Properties acquired and constructed its own state-of-the-art fiber optic networks and facilities and leased network capacity from others to provide long distance carriers, Internet Service Providers, wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers for a broad array of high quality voice, data, video transport and other telecommunications services.

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

                                    BUSINESS

            Following are descriptions of the businesses attributed to each of the WorldCom group and the MCI group. Although we are describing these businesses separately in order to give you a better understanding of the assets attributed to each group, the two groups are not separate legal entities.

            The assets attributed to the WorldCom group include all of our network assets except voice switches, which are used to forward audio and data information from one point to another, and dial-up Internet modems, and also include cash, investments, buildings, furniture, fixtures and equipment, and the goodwill, other intangible assets, other long-term assets and other current assets associated with the businesses attributed to the WorldCom group. The assets attributed to the MCI group include voice switches, dial-up Internet modems and the goodwill, other intangible assets, other long-term assets and other current assets associated with the businesses attributed to the MCI group. For a further discussion of the assets attributed to the groups and the allocation methods used to allocate the assets, see the management's discussion and analysis of financial condition and results of operations, which is incorporated by reference herein.

            Certain financial information about operations by segment and by geographic area for 1999, 2000 and 2001 is included in note 14 to our notes to our consolidated financial statements and is incorporated herein by reference.

                            WORLDCOM GROUP OPERATIONS

OVERVIEW

            Our businesses attributed to the WorldCom group include:

o data services such as frame relay, asynchronous transfer mode and Internet protocol networks which provide a full spectrum of public and private network options for any data transmission requirement;

o     Internet related services, including:

      o always-on connections to the Internet, which we refer to as dedicated access;

      o secure communication over the Internet allowing a business to link various sites and employees, which we refer to as a virtual private network;

      o high speed and always-on digital connections to the Internet, which we refer to as digital subscriber lines; and

      o web site management and web-enabled products which provide customers with the hardware, software and monitoring for their web sites;

o the design, implementation and ongoing management of a customer's communications system;

o     commercial voice services; and

o     international communications services.

We believe we are positioned to utilize these global assets to provide traditional communications services, emerging e-commerce services, and WorldCom-provided managed or outsourced services to customers in major markets around the globe.

            The businesses attributed to the WorldCom group accounted for 60.7% of our revenues, 101.7% of our net income and 88.4% of our assets for the year ended December 31, 2001. For the year ended December 31, 2000 the WorldCom group accounted for 58.2% of our revenues, 62.0% of our net income and 85.2% of our assets.

            We have extensive networks that connect metropolitan centers and various regions throughout the world. As of December 31, 2001, our networks that connect metropolitan centers covered approximately 58,800 route miles, with an additional 10,900 route miles of local connections to customers worldwide. We also had over 2,500 centers where our equipment connects to the local phone company for call termination, which we call points of presence, 2,092 data switches, which forward information to its proper address, and connected 124 cities across North America, Europe, the Middle East, Africa, Latin America and Asia.

            Using our Internet protocol infrastructure, we intend to continue our expansion into higher growth, next generation services, such as virtual private networks which use Internet protocol technology, web centers that allow customers to interact with sales and service agents over the Internet, the telephone or e-mail, and Internet content delivery services. We believe the breadth and scale of these services differentiate our offerings from those of our competitors and meet our customers' increasingly complex communications needs, highlighting the unique quality and reach of our networks.

            We are positioning the company for leadership in the high growth segments of our industry. Our merger with Intermedia and resulting controlling interest in Digex provides us with a strong foothold in the managed hosting arena. Managed hosting services include providing the computer hardware, software, network technology and systems management necessary to offer customers comprehensive outsourced web site hosting solutions. We believe this position, combined with our extensive facilities-based network assets and corporate customer base, should create a strong competitor for e-commerce services and a platform for leadership in our target segments of U.S. and non-U.S. based corporations.

INDUSTRY

            For several years, the communications industry has been undergoing a dramatic transformation due to several factors including:

      o     technological advances such as the Internet;

      o     rapid development of new services and products;

      o     the Telecommunications Act of 1996, or the Telecom Act;

      o the deregulation of communications services markets in selected countries around the world; and

      o     the entry of new competitors in existing and emerging markets.

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

            The use of the Internet, including intranets and extranets, which are private, secure communications networks, continues to grow, although at a slower pace than in recent years. Internet growth continues to be driven by a number of factors, including expanding availability of high speed or broadband access, improvements in network architectures and increasing numbers of network-enabled applications and devices. In spite of slower overall market growth, the Internet remains an important global communications and commerce medium. The Internet represents an opportunity for enterprises to interact in new and different ways with both existing and prospective customers, employees, suppliers and partners.

            The market for data communications and Internet access and related products is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. We believe that the TCP/IP, where we use fiber optic or copper-based telecommunications infrastructure, will continue to be the primary protocol and transport infrastructure for Internet-related services. TCP/IP combines two protocols, transmission control protocol and Internet protocol, to establish a connection between two devices so that streams of data can be sent between them. Session initiated protocols, or SIPs, are emerging as the basis for carrier-grade platforms from which enterprises will use SIP-enabled devices, such as "Internet telephones" to communicate within and outside the enterprise. Emerging transport alternatives include wireless cable modems and satellite delivery of Internet information. Alternative protocols, which are proprietary or allow systems using different formats to transfer data to communicate with each other, have been and are being developed. We are also participating in trials of next generation, more advanced technology.

            Developments in technology are further increasing the capacity and lifespan of previously deployed fiber optic cables. Throughout 2002, we plan to continue to deploy high capacity broadband systems and fiber optic systems, both of which function to connect different networks, and long distance transmission systems which are not subject to signal deterioration. These network investments result in reduced regeneration requirements for long distance transmissions and higher bandwidth capacity from existing fiber optic cables which enhances our ability to serve global businesses cost effectively.

STRATEGY

            Our objective is to use our strategic assets and customer base to be a leader in each of our target segments and deliver long-term sustainable growth. Key elements of our strategy include:

            TARGET HIGH GROWTH DATA BUSINESSES: Our strategy is to focus primarily on higher growth and higher value-added data services that we can provide utilizing our extensive, high quality global networks. We believe this will decrease our reliance on traditional voice services, which have experienced pricing pressures in recent years.

            CONTINUE OUR FOCUS ON CORPORATE ENTERPRISES: We are continually realigning our businesses with the customer bases they serve. We expect to further focus our resources, including assets, technical expertise and marketing skills, to better serve and grow our presence with corporate enterprise customers.

            RAPIDLY DEPLOY MANAGED WEB HOSTING SERVICES: We plan to take advantage of the managed web hosting and data capabilities of Digex acquired through our merger with Intermedia. By combining Digex's comprehensive portfolio of hosting products with our extensive networks and customer relationships, we believe we will be able to strongly compete for e-commerce services.

            AGGRESSIVELY EXPAND VIRTUAL PRIVATE NETWORK SERVICES USING INTERNET
PROTOCOL: Virtual private networks are private corporate communications networks and are often replacing or supplementing private line or frame relay networks as a cost effective and flexible solution for mid-sized and large corporate enterprises. We view this segment as a key contributor to our future growth and an integral part of our high-value service strategy. With our network capabilities, we intend to leverage the global reach and quality of our networks to capitalize on this higher growth and higher margin segment.

            MAINTAIN LEADERSHIP IN INTERNET DATA TRANSPORT AND ACCESS: We plan to remain at the forefront of Internet protocol implementation worldwide. We expect Internet protocol services such as virtual private networks and e-business applications to proliferate and we plan to use our tradition of pioneering innovative Internet infrastructure services to expand our Internet value-added services.

            EXPAND GLOBALLY: We intend to leverage our global network capabilities by integrating existing platforms and deploying selected technologies. We believe this will allow us to expand product coverage while reducing costs. The net result to our customer is a portfolio of competitive products with global reach. We believe that international growth will continue.

            UTILIZE OUR EXTENSIVE NETWORKS: We plan to continue to utilize our networks to benefit our customers and reduce our costs. The global reach and quality of our networks enable us to provide complex services at low operating costs as a result of our facilities-based, on-net approach. The on-net approach allows our customers to send data streams or voice traffic locally, across the United States, or to any of our facilities-based networks in Europe, Africa or Asia, without ever leaving our networks. We believe this approach lowers our operating costs and provides our customers with superior reliability and quality of service. Our networks are also highly adaptable for future capacity expansions at lower per unit costs, and are designed to cost-effectively integrate future generations of optical-networking components to enhance efficiency and quality.

DESCRIPTION OF SERVICES

            We provide a broad range of enhanced data and voice communications and managed network services through our direct commercial sales force of approximately 8,000 people. Core services include data services, Internet services, commercial local and long distance voice communications and international communications services.

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

            Our frame relay service, which is operated over our own facilities, is available in 46 countries and is supplemented by network-to-network interface partnerships that reach additional locations worldwide. These networks allow us to provide our customers around the globe with the highest quality standards of service.

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

            Data services revenue for 2001 grew by approximately 16.7% to $8.6 billion, or 24.5% of WorldCom total revenues, versus $7.4 billion, or 18.9% of WorldCom total revenues, for 2000 and $5.8 billion, or 16.2% of WorldCom total revenues, for 1999.

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

            Through our networks, we offer the following access products to our customers:

o     high speed T1 / T3 connections;

o Internet gateway services which provide the hardware and software to link a customer's network to the Internet;

o     frame relay to Internet protocol connections;

o     asynchronous transfer mode to Internet protocol connections;

o     digital subscriber line; and

o     metropolitan area exchanges asynchronous transfer mode.

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

            Our virtual private network service includes built-in encryption, bandwidth prioritization and 24-hour centralized management and monitoring services. Virtual private network services are already available in 26 countries, with continued expansion planned.

            Managed Hosting for Business on the Internet: We are a leading managed hosting provider for businesses on the Internet. Our suite of services include:

      o web site management services, such as operating and supporting Windows NT and UNIX based dedicated servers;

      o application hosting services, such as application support for various operating systems, web servers, directory services, database servers, application servers and commerce suites;

      o integrated business solutions, such as e-commerce, business intelligence and office solutions; and

      o enterprise and professional services, such as fire wall management, stress testing, customized web site activity reporting and enhanced security service.

            We deliver our services from geographically distributed, advanced Internet data centers that are connected to our dedicated and redundant Internet backbone network. Our tailored solutions are designed to integrate with existing enterprise systems architectures and to enable customers to outsource the monitoring, administration and optimization of their equipment, applications and overall Internet operations.

            Through our controlling interest in Digex, we have been able to expand our web hosting by providing a comprehensive portfolio of hosting products and services for mid-sized and large businesses. These services enable businesses to more rapidly and cost-effectively deploy secure and reliable business solutions, including on-line financial services, on-line procurement, electronic retailing and customer self-service applications, to our customers over the Internet.

            Internet services revenue for 2001 grew by approximately 28.7% to $3.2 billion, or 9.0% of WorldCom total revenues, versus $2.5 billion, or 6.3% of WorldCom total revenues, for 2000 and $1.6 billion, or 4.3% of WorldCom total revenues, for 1999.

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

            The market for local exchange services consists of a number of distinct service components. These services include:

      o local network services, which generally include basic dial tone and private line services;

      o network access services, which consist of the local portion of long distance telephone calls; and

      o     long distance network services.

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

            Commercial local and long distance voice services revenues for 2001 were $6.6 billion, or 18.7% of WorldCom total revenues, versus $7.0 billion, or 18.0% of WorldCom total revenues, for 2000 and $7.4 billion, or 20.7% of WorldCom total revenues, for 1999.

            INTERNATIONAL OPERATIONS

            Our global strategy is enabled by our position as an owner of telecommunications infrastructure throughout Europe, the Middle East, Africa, Asia Pacific and North America. Our international strategy is to use this foundation to design and deliver product sets and features globally so that multinational enterprises enjoy a consistency in service performance regardless of geography.

            We provide switched voice, private line, and/or value-added data services over our own facilities and leased facilities in the United Kingdom, Germany, France, the Netherlands, Sweden, Switzerland, Belgium, Italy, Ireland, Luxembourg, Denmark, Finland, Hungary, Poland, Portugal, the Czech Republic, Greece, Israel, Austria, Norway and Spain. We operate metropolitan digital fiber optic networks in London, Paris, Frankfurt, Hamburg, Dusseldorf, Amsterdam, Rotterdam, Stockholm, Brussels, Zurich, Geneva, Dublin and Milan. We also offer international services over owned and leased facilities in selected Asian and African markets, including Australia, Japan, Hong Kong, Singapore, New Zealand, Indonesia, Malaysia, Thailand, Philippines, Taiwan, South Korea, China, India, South Africa, Botswana, Namibia, Kenya and Zambia. We were granted authority in the first quarter of 1998 to serve as a local and international facilities-based carrier in Australia and Japan and now operate metropolitan digital fiber optic networks in Sydney, Melbourne, Osaka and Tokyo. In early 2000 we were also granted a Type 1 license in Singapore, where we also operate a metropolitan digital fiber network.

            Data centers are being deployed throughout Europe and Asia Pacific, interconnected with the global networks, allowing us to expand into new business areas using our worldwide telecommunications infrastructure as the platform for technology and service expansion.

            Our equity investment in Embratel further extends our local-to-global-to-local strategy. Embratel's business consists principally of providing intra-regional long distance, inter-regional long distance and international long distance telecommunications services as well as data communications, text, Internet services and mobile satellite and maritime communications services. Embratel operates under a domestic long distance concession and an international long distance concession granted by Brazil's Agencia Nacional de Telecomunicacoes.

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

            Revenues from international operations for 2001 were approximately $3.0 billion, or 8.5% of WorldCom total revenues, versus $5.9 billion, or 15.0% of WorldCom total revenues, for 2000 and $4.4 billion, or 12.2% of WorldCom total revenues for 1999. Excluding Embratel in the 2000 period, international revenues increased 25.8% from $2.4 billion, or 6.7% of WorldCom total revenues for 2000.

FACILITIES

            NETWORKS

            We own domestic long distance, international and multi-city local service fiber optic networks with access to additional fiber optic networks through lease agreements with other carriers. Additionally, we own and lease trans-oceanic cable capacity in the Atlantic and Pacific Oceans.

            Deployed in business centers throughout the United States, Western Europe, the United Kingdom, Australia and Japan, our local networks are constructed using a closed loop which is referred to as ring topology. Transmission networks are based on optical network equipment. Network backbones and local networks are installed in rights-of-way owned by us or leased from third parties such as utilities, railroads, long distance carriers, state highway authorities, local governments and transit authorities. Lease arrangements are generally executed under multi-year terms with renewal options and are non-exclusive.

            The long distance and local networks are protected by systems that are capable of restoring backbone traffic in the event of an outage in milliseconds. In addition, long distance and local switched traffic is dynamically rerouted via switch software to any available capacity to complete calls.

            To serve customers in buildings that are not located directly on the fiber networks, we utilize leased T-3s, T-1s or local connections obtained from the traditional local phone companies, competitive local exchange carriers and other carriers who serve these buildings.

            Our Internet infrastructure is based on our OC-192c and OC-48c optical networks which use a combination of asynchronous transfer mode, frame relay and router technologies to transport data.

            We are deploying technology that integrates wide area networks for businesses with the public switched telecommunications network utilizing voice-over-Internet protocol gateways and session initiated protocol, which will provide businesses with a wide range of Internet voice and messaging services.

            The WorldCom group is allocated an expense and the MCI group is allocated a corresponding decrease in depreciation expense for the use by the WorldCom group of the business voice switches attributed to the MCI group. The allocation is equal to a proportion, based on usage, of the MCI group's related costs. All other material transactions between the groups are intended to be on an arm's-length basis.

            Internationally, we own or lease fiber optic capacity on most major international undersea cable systems in the Pacific and Atlantic Ocean regions. We also own fiber optic capacity for services to Eastern Europe, Asia, Central America, South America and the Caribbean. Furthermore, we own and operate 36 international gateway satellite earth station antennas, which enable us to extend public switched and private line voice and data communications to and from locations throughout the world.

            Our network statistics, excluding Embratel, are as follows:

                                                           DECEMBER 31,    DECEMBER 31,
                                                               2000            2001
                                                           ----------------------------
Domestic and international long distance route miles ..          56,496          58,832
Local domestic and international route miles ..........          10,153          10,937
Voice grade equivalents ...............................      65,537,123      76,415,566
Buildings connected ...................................          61,674          79,383
Domestic telecom collocations .........................             477             531
Facilities based cities ...............................             123             124

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

RATES AND CHARGES

            Domestic and international business switched voice services originating in the United States are primarily billed in six-second increments; other rate structures bill in 18, 30 or 60 second increments. Switched voice services originating in international markets are billed in increments subject to local market conditions and interconnect agreements. Switched long distance services are billed in arrears, with monthly billing statements itemizing date, time, duration and charges. Local charges may be billed in arrears or in advance. Fixed recurring charges are billed in advance while metered charges are billed in arrears. Data services are generally billed a fixed rate per circuit and, depending on the service, a separate fixed network port charge. Data service rates are based on the speed of transmission, and depending on the service type, may be billed in arrears or in advance. Private line services are billed monthly in advance, with the invoice indicating applicable rates by circuit. Our rates are generally designed to be competitive with those charged by other long distance and local carriers.

            Our Internet access products are sold in the United States and in many foreign countries for both domestic and global Internet services. Prices vary, based on service type. Due to various factors, such as available telecommunications technology, foreign government regulation and market demand, the service options offered outside of the United States vary as to speed, price and suitability for various purposes.

SALES AND MARKETING

            We market our business communications services primarily through a direct sales force targeted at markets defined by both communications needs and geographies. Our commercial sales force of approximately 8,000 people, also provides advanced data specialization for the domestic and international marketplaces, including private line services.

            Our sales force can be grouped primarily into three channels. The first targets small to large U.S.-centric enterprises in the U.S. The second addresses the same small to large enterprises outside the U.S. The third channel serves the largest 250 multinational corporations with a unified sales and service organization that mirrors the customers' own operations.

            In each of our geographic markets, we employ full service support teams that provide our customers with prompt and personal attention. Our localized management, sales and customer support are designed to engender a high degree of customer loyalty and service quality.

            Additionally, during 2001 we launched an online sales and support channel that complements our activities to reach smaller U.S.-based businesses. This web-based channel offers a suite of basic data and voice services in a cost-efficient manner.

COMPETITION

            The telecommunications industry is extremely competitive, and we expect that competition will intensify in the future. We face substantial competition in each of our business segments. Some of our existing and potential competitors have financial and other resources significantly greater than ours. Moreover, some of these providers presently enjoy advantages as a result of their historic monopoly control over local exchange facilities. A number of traditional and emerging competitors have made significant investments in advanced fiber optic network facilities. In addition to voice and data competition from long distance service competitors, a number of facilities-based competitive local exchange carriers and cable television multi-system operators plan to offer local telecommunications services in major U.S. cities over their own facilities or through resale of the local exchange carriers' or other providers' services.

            Increasingly, we also must compete with equipment vendors and consulting companies in emerging Internet service markets. Companies have obtained or expanded their Internet-based services as a result of network deployment, acquisitions and strategic investments. We expect these acquisitions and strategic investments to increase, thus creating significant new competitors. Furthermore, we expect these firms to devote greater resources to develop new competitive products and services and to market those and existing products and services.

            Overseas, we compete with new entrants as well as with incumbent providers, some of which still are partially government-owned, have special regulatory status along with the exclusive rights to provide services, and virtually all of which have historically dominated their local, domestic long distance and international services business. These incumbent providers enjoy numerous competitive advantages including existing facilities, customer loyalty, and substantial financial resources. We often must rely on facilities or termination services from these incumbent providers. We also compete with other service providers, some of which are affiliated with incumbent providers in other countries. We devote extensive resources to obtaining regulatory approvals necessary to operate overseas, and to obtain access to and interconnect with the incumbent's network on a non-discriminatory basis. In Europe, we compete directly with companies such as British Telecom, Deutsche Telekom, Cable & Wireless, France Telecom and Equant, global telecommunications alliances and with regional Internet service providers such as Terra and Oleane.

            The development of new technologies and increased availability of domestic and international transmission capacity may also give rise to new competitive pressures. For example, even though fiber optic networks, such as those used by us, are now widely used for long distance transmission, it is possible that the desirability of these networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new routing and switching technologies, new services, and increasing wireless, satellite and fiber optic transmission capacity for services similar to those provided by us. We cannot predict with certainty which of many possible future product and service offerings will help maintain our competitive position or what expenditures will be required to develop and provide these products and services. Nor can we predict whether spectrum rights that we hold will be affected by regulatory decisions to re-allocate spectrum for other uses, or whether current deployment plans for our multichannel multipoint distribution services will be sustainable if spectrum reallocation occurs.

            Under the Telecom Act and ensuing federal and state regulatory initiatives, many barriers to local exchange competition are being eliminated. The introduction of competition, however, also establishes, in part, the ability of the traditional local phone companies to provide inter-LATA long distance services within a particular region. Local access and transport area, or LATA, refers to an area within a geographic region. To date, the FCC has granted applications by Verizon for the states of New York, Massachusetts, Pennsylvania, Connecticut and Rhode Island and by SBC for Texas, Kansas, Oklahoma, Missouri and Arkansas to provide in-region inter-LATA services. We believe the traditional local phone companies will continue to seek to enter these markets given their ownership of extensive facilities in their local service regions, their long-standing customer relationships and their very substantial capital and other financial resources. As the traditional local phone companies are allowed to offer in-region long distance services in additional states, they will be in a position to offer single source local and long distance service similar, if not superior, to that being offered by us. We expect that increased competition will result in additional pricing and margin pressures in the domestic telecommunications services business. In addition, wireless carriers increasingly compete for consumers through nationwide or regional "bucket of minutes plans." Indeed, wireless competition and the availability of inexpensive long-haul transport has already significantly reduced consumer long distance pricing, and as a result negatively affected the profitability of traditional service providers. As rates stabilize, we expect to compete effectively as a result of our innovation, quality and diversity of services, our ability to offer a combination of services, and our level of customer service.

            As noted, we offer data communications and Internet-based services, including web hosting, collocation services, virtual private network services, dedicated and wholesale Internet access, and related services. This is an extremely competitive business and we expect that competition will intensify in the future. We believe that the ability to compete successfully in this arena depends on a number of factors, including:

      o     industry presence;

      o     the ability to expand rapidly;

      o     the capacity, reliability and security of network infrastructure;

      o     ease of access to and navigation on the Internet;

      o     the pricing policies of our competitors and suppliers;

      o the timing of the introduction of new products and services by us and our competitors;

      o     our ability to support industry standards; and

      o     industry and overall economic trends.

Our success will depend heavily upon our ability to provide high quality data communications services, including Internet connectivity and value-added Internet services, at competitive prices.

EMPLOYEES

            Through our businesses attributed to the WorldCom group, we employed a total of approximately 61,800 full and part-time personnel, including Digex, as of February 28, 2002, approximately 400 of whom are represented by organized labor organizations. We consider our relationship with these employees to be good.

PATENTS, TRADEMARKS, TRADENAMES AND SERVICE MARKS

            We actively pursue the protection of intellectual property rights in the United States and relevant foreign jurisdictions. Our continuing efforts have produced numerous issued patents and pending patent applications on innovative technology.

            All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group will be allocated an expense and the WorldCom group will be allocated a corresponding decrease in depreciation and amortization expense for use of the MCI tradenames for the next four years based on the following schedule:

                               2002: $30.0 million
                               2003: $35.0 million
                               2004: $40.0 million
                               2005: $45.0 million

            Any renewal or termination of use of the MCI tradename by the MCI group will be subject to the general policy that our board of directors will act in the best interests of WorldCom. For each of the years ended December 31, 1999, 2000 and 2001, depreciation and amortization expense associated with the MCI tradenames allocated to the WorldCom group was decreased by $27.5 million per annum for use of the MCI tradenames by the MCI group.

REGULATION AND LITIGATION

            We are involved in legal and regulatory proceedings that are incidental to our business and have included loss contingencies in other current liabilities and other liabilities for these matters in our financial statements. In some instances, rulings by federal, state and international regulatory authorities may result in increased operating costs to us. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on our consolidated results of operations or financial position.

            REGULATION

            We are subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Our subsidiaries must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects us to rate of return regulation, nor are we currently required to obtain FCC authorization for installation or operation of our network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution services, wireless communications service and terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of our international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

            In August 1996, the FCC established nationwide rules pursuant to the Telecom Act designed to encourage new entrants to compete in local service markets through interconnection with the traditional local phone companies, resale of traditional local phone companies' retail services, and use of individual and combinations of unbundled network elements, owned by the traditional local phone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue the rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that traditional local phone companies make specific unbundled network elements available to new entrants. The traditional local phone companies have sought reconsideration of the FCC's order and have petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. That case is pending.

            In its January 1999 decision, the Supreme Court remanded to the United States Court of Appeals for the Eighth Circuit various substantive questions concerning the FCC's rules for pricing unbundled network elements. In July 2000, the Eighth Circuit upheld the use of a forward-looking methodology but struck down the portion of the rule that calculates costs based on efficient technology and design choices. At the request of various parties, including us, the Supreme Court is reviewing the Eighth Circuit's decision. The Supreme Court heard oral argument in October 2001, and a ruling is expected in the first half of 2002.

            In December 1999, the FCC concluded that in providing high-speed digital subscriber line services, the incumbent local phone companies should be required to share primary telephone lines with competitive local exchange carriers, and the FCC identified the high frequency portion of the loop as a network element. In January 2001, the FCC clarified that the requirement to share lines applies to the entire loop, even where the traditional incumbent local phone company has deployed fiber in the loop. Under the order, the incumbent local phone companies must permit competing carriers to self-provision or partner with a data carrier in order to furnish voice and data service on the same line. The incumbent local phone companies have appealed these two rulings and we have intervened in support of the FCC.

            In December 2001 and February 2002, the FCC issued a series of Notices of Proposed Rulemaking, seeking to streamline and simplify the requirements imposed on traditional local phone companies with respect to unbundled network elements, broadband Internet access, and advanced services. Comments are due during the spring of 2002, and decisions are expected before the end of 2002. WorldCom cannot predict the outcome of these proceedings. However, if regulations are streamlined or removed, there are elements and combinations of elements upon which

WorldCom relies to provide local services, broadband and advanced services that might no longer be required as a matter of federal regulation.

            The Telecom Act requires traditional local phone companies to petition the FCC for permission to offer long distance services for each state within their region. Under section 271 of the Telecom Act, for these applications to be granted, the FCC must find, among other things, that the traditional local phone company has demonstrated that it has satisfied a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional local phone company applications and it has granted ten:
Verizon's for New York, Massachusetts, Connecticut, Pennsylvania and Rhode Island and SBC's for Texas, Kansas, Oklahoma, Missouri and Arkansas. WorldCom and other competitive carriers appealed to the D.C. Circuit the approvals for Kansas, Oklahoma and Massachusetts. On December 28, 2001, the D.C. Circuit decided that the FCC had not adequately addressed whether the prices charged for leasing network elements by SBC in Kansas and Oklahoma create a price squeeze which violated the standards for SBC to gain long distance approval. Without vacating the approval, the D.C. Circuit remanded the case to the FCC for it to address the price squeeze issue. A briefing schedule has not been established for the Massachusetts appeal. BellSouth has filed applications to offer long distance service for Georgia and Louisiana, and Verizon has filed applications for Vermont and New Jersey. Other applications may be filed at any time. We have challenged, and will continue to challenge, any application that does not satisfy the requirements of section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional local phone companies' operations support systems. In addition, legislation has been introduced in Congress that would have the effect of allowing traditional local phone companies to offer in-region long distance data services without satisfying section 271 of the Telecom Act and/or of making it more difficult for competitors to resell incumbent local phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these legislative initiatives.

            In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including us, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional local phone companies. Many of these public utility commission decisions were appealed by the traditional local phone companies and, since the FCC's order, many traditional local phone companies have filed new cases at the public utility commissions or in court. We petitioned for review of the FCC's order in the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings. In April 2001, the FCC issued an Order on Remand and Report and Order asserting jurisdiction over calls to Internet service providers and establishing a three-year transitional scheme of decreasing reciprocal compensation rates. We filed a petition for review of the FCC's order with the D.C. Circuit, and the Court heard oral arguments on February 12, 2002.

            It is possible that spectrum rights held may be disrupted by FCC decisions to re-allocate some or all of that spectrum to other services. If this re-allocation were to occur, we cannot predict whether current deployment plans for our multi-channel multipoint distribution service services will be sustainable.

            LITIGATION

            In November 2000, class action complaints were filed in the United States District Courts for the Southern District of Mississippi, the Southern District of New York, and the District of Columbia against WorldCom and some of our executive officers. All of these actions were consolidated in the Southern District of Mississippi on March 27, 2001, along with another purported class action lawsuit filed on behalf of individuals who purchased stock in Intermedia between September 5 and November 1, 2000, which action asserts substantially similar claims and alleges that after the announcement of the WorldCom-Intermedia merger, the price of Intermedia stock was tied to the price of WorldCom stock. On June 1, 2001, the plaintiffs filed a consolidated amended complaint. Among other things, the consolidated amended complaint alleged that statements regarding WorldCom's revenues, the integration of MCI, the success of UUNET Technologies, and the expansion of WorldCom's network were false; WorldCom's financial disclosures were false; and WorldCom's announcement of its "generation d" initiative was misleading. Based on these allegations, the consolidated amended complaint asserts claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. The consolidated amended complaint seeks to certify a class of persons who purchased WorldCom shares between February 10, 2000 and November 1, 2000, inclusive; it does not assert separate claims on behalf of purchasers of Intermedia shares. On August 7, 2001, WorldCom and the individual defendants filed a motion to dismiss the consolidated amended complaint in its entirety. We believe that the factual allegations and legal claims asserted in the consolidated amended complaint are without merit and intend to defend them vigorously.

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

                              MCI GROUP OPERATIONS

OVERVIEW

            We provide a broad range of retail and wholesale communications services, including long distance voice and data communications, consumer local voice communications, wireless messaging, private line services and dial-up Internet access services. Our retail services are provided to consumers and small businesses in the United States. We are the second largest carrier of long distance telecommunications services in the United States. We provide services such as: basic long distance telephone service, dial around, collect calling, operator assistance and calling card services (including prepaid calling cards) and toll-free or 800 services to approximately 20 million residential and small business customers and over 470 carriers and other resellers. We offer these services individually and in combinations. Through combined offerings, we provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans. Our wholesale businesses include wholesale voice and data services provided to carrier customers and other resellers, and dial-up Internet access services.

            Our management's goal is to use our existing market positions and assets opportunistically to optimize cash flow, while paying dividends and retiring the debt attributed to the MCI group. Available cash flow, after dividend payments, will be available for debt repayments and possible share repurchases. The businesses attributed to the MCI group have significant assets, including the nationally recognized brand, extensive customer relationships, 19 call centers with highly effective sales representatives and a tradition of developing innovative calling plans that enhance customer retention. Management believes it can leverage these strengths to deliver new services and to bundle existing services.

            The businesses attributed to the MCI group accounted for 39.3% of our revenues, (1.7)% of our net income and 13.4% of our assets for the year ended December 31, 2001. For the year ended December 31, 2000, the MCI group accounted for 41.8% of our revenues, 38.0% of our net income and 14.8% of our assets.

INDUSTRY

            The communications services industry continues to change both domestically and internationally, providing significant opportunities and risks to the participants in these markets. In the United States, the Telecom Act significantly impacted our business by establishing a statutory framework for opening the U.S. local service markets to competition and by allowing the traditional local phone companies to provide in-region long distance services. In addition, prices for long distance minutes and other basic communications services declined as a result of competitive pressures, the introduction of more efficient networks and advanced technologies, product substitution, and deregulation. Competition in these segments is based more on price and less on other differentiating factors that appeal to the larger business market customers including: range of services offered, bundling of products, customer service, and communications quality, reliability and availability.

            The wholesale business is currently undergoing a similar transformation. The decreasing number of switchless long distance resellers combined with the intense competition has led to significant price declines and margin pressure.

            The consumer and small business long distance segment is characterized by rapid deregulation and intense competition among long distance providers, and more recently, traditional local phone companies. Under the Telecom Act, traditional local phone companies may offer long distance services in a state within its region if the FCC finds first, that the traditional local phone company's service territory within the state has been sufficiently opened to local competition and second, that allowing the traditional local phone company to provide these services is in the public interest. We have challenged, and will continue to challenge, any application that does not meet the criteria envisioned by the Telecom Act or the related rules relating to local competition issued by the FCC.

STRATEGY

            Because of changes in the communications industry, our objective is to leverage the assets attributed to the MCI group and our established market presence to maximize cash flow returns from our mature businesses attributed to the MCI group. With respect to the businesses attributed to the MCI group we intend to:

            OPTIMIZE RESOURCES: We intend to focus our strategies on enhancing margins and cash flow. We expect to be opportunistic and undertake only those initiatives that can generate cash flow without significant capital commitment.

            LEVERAGE MCI BRAND: The internationally recognized MCI brand will be an important component of our marketing initiatives.

            LEVERAGE MARKETING CHANNELS: We intend to enhance the utilization of our existing telemarketing centers and mass-market distribution channels to grow our customer base, enhance customer retention and expand our consumer product offerings.

            EXPAND LOCAL SERVICES: We have entered local communications markets in New York, Pennsylvania, Texas, Illinois, Michigan, Georgia, California, Florida and Ohio and will selectively evaluate similar opportunities.

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

DESCRIPTION OF SERVICES

            The MCI group's services include long distance voice communications, local voice communications, wireless messaging and other services, wholesale communications services as well as dial-up Internet access. We believe that our assets attributed to the MCI group, including the call centers, sales representatives, customer relationships and our significant marketing skills will allow us to expand our products and services to our existing consumer base without significantly increasing capital spending.

            LONG DISTANCE VOICE COMMUNICATIONS

            We are the second largest provider of long distance telecommunications services in the United States, including consumer, small business and wholesale. We offer domestic and international voice services, including basic long distance telephone, dial around, collect calling, operator assistance and calling card (including prepaid cards), 800 services, and directory services. Long distance voice services are offered individually or combined as a bundle with other services such as local voice services. Our market position in the long distance voice segment is sustained by our telemarketing and other marketing channels and marketing support for the MCI brand. In the year ended December 31, 2001, we provided 94.7 billion minutes of service compared to 104.4 billion in 2000 and 92.9 billion minutes in 1999. For the year ended December 31, 2001, long distance services, including consumer, small business, wholesale and alternative channels, provided $10.2 billion of revenues, or 28.9% of WorldCom total revenues, versus $12.4 billion of revenues, or 31.7% of WorldCom total revenues, for 2000 and $12.6 billion of revenues, or 35.0% of WorldCom total revenues, for 1999.

            CONSUMER LOCAL VOICE COMMUNICATIONS

            We are aggressively, yet prudently expanding our local service and we have selectively entered local exchange markets, including New York, Pennsylvania, Texas, Illinois, Michigan, Georgia, California, Florida and Ohio. We provide local toll and switched access services to residential and small business customers, typically through our own switches and through unbundled network elements leased from traditional local phone companies. We usually lease the underlying traditional local phone company network elements as a bundle, consisting of seven elements, most notably the local wire to the customer, the switch equipment, and call switching. We pay the traditional local phone company a monthly fee for the local wire to the customer and switch equipment and a per-minute fee for switching. This mode of service delivery enables us to lower the cost of providing call origination as well as providing us with call termination revenue. For those customers who subscribe for both local and long distance services, we offer an "all-distance" calling plan that bundles the services at an attractive price for the customer and enhances customer retention.

            As of December 31, 2001, we had a total of 1.5 million local exchange customers. Approximately 83% of our local exchange customers also subscribe to our long distance service. The consolidated local and long distance subscribers deliver three times the lifetime revenue of standalone long distance customers due to much higher monthly spending and lower subscriber churn. We estimate that our market share in New York is 7%, Pennsylvania and Texas are 5%, Illinois is 6%, Michigan is 9% and Georgia is 4% and local service in California, Florida and Ohio each generated less than 1% of market share. Additionally, we are able to reach 41% of all U.S. households in RBOC territories. For the year ended December 31, 2001, consumer local services provided $500 million of revenue, or 1.4% of WorldCom total revenues, versus $179 million, or 0.5% of WorldCom total revenues, for 2000 and $41 million, or 0.1% of WorldCom total revenues, for 1999.

            DIAL-UP INTERNET ACCESS

            Our dial-up Internet access business primarily serves consumer-oriented Internet service providers that are accessed via dial-up modems. New technologies, including dedicated access provided by carriers, and increased competition have caused significant price declines. Although we believe we are well positioned in this segment due to the strength of our extensive customer relationships and the scale of our networks, we expect pricing pressure to continue to negatively affect our business.

            As of December 31, 2001, we managed 3.2 million modems versus 2.8 million modems as of December 31, 2000. In addition, we provided 7.1 billion hours of Internet access for the year ended December 31, 2001 versus 6.5 billion hours for 2000 and 4.2 billion hours for 1999. For the year ended December 31, 2001, dial-up Internet access services provided $1.5 billion of revenue, or 4.4% of WorldCom total revenues, versus $1.6 billion, or 4.2% of WorldCom total revenues, for 2000 and $1.5 billion, or 4.2% of WorldCom total revenues, for 1999.

            WHOLESALE DATA SERVICES

            Our wholesale data services consist primarily of the sale of private lines to carrier customers. This service experienced significant pricing pressure due largely to the entry of new competitors and the build-out of facilities by our customers allowing them to provide more services over their own facilities.

            We anticipate that wholesale data services will increasingly become a smaller percentage of total revenues as we focus on providing services to end-customers rather than competitive carriers. For the year ended December 31, 2001, wholesale data services, including wholesale alternative channels, provided $1.2 billion of revenue, or 3.3% of WorldCom total revenues, versus $1.4 billion, or 3.7% of WorldCom total revenues, for 2000 and $1.5 billion, or 4.2% of WorldCom total revenues for 1999.

            WIRELESS MESSAGING

            We provide and market our paging services through SkyTel Communications, Inc., a leading provider of wireless messaging services in the United States and a wholly owned subsidiary of WorldCom. As of December 31, 2001, SkyTel had approximately 1.1 million units in service in the United States which included approximately 600,000 domestic one-way units and 540,000 advanced messaging units. For 2001, these services provided $441 million of revenue, or 1.3% of WorldCom total revenues, versus $549 million, or 1.4% of WorldCom total revenues, for 2000 and $470 million, or 1.3% of WorldCom total revenues, for 1999.

FACILITIES

            Our long distance voice switches have been allocated to the MCI group. Domestic long distance services are provided primarily over the fiber optic communications systems attributed to the WorldCom group. To a lesser extent, we will continue to utilize transmission facilities leased from other common carriers. International communications services are provided by submarine cable systems in which WorldCom holds positions, satellites and facilities of other domestic and foreign carriers.

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

            Our dial-up Internet access network consists of equipment and network configurations all generally designed to terminate inbound Internet data calls from end users. Generally, the equipment consists of network access servers, which are general purpose computing devices containing concentrated quantities of digital modems. The equipment in off-net locations is, in many cases, owned and operated by the traditional local phone company pursuant to service arrangements. The remaining equipment is owned and maintained in our own facilities or in leased co-location facilities.

            The MCI group is allocated an expense and the WorldCom group is allocated a corresponding decrease in depreciation and amortization expense for the use by the MCI group of the fiber optic systems and buildings, furniture, fixtures and equipment attributed to the WorldCom group. The expense is equal to a proportion, based on usage, of the WorldCom group's related costs. All other material transactions between the groups are intended to be on an arm's-length basis.

            Most of our customers access their services through local interconnection facilities provided by the traditional local phone companies. We utilize unbundled network elements to provide local services in New York, Pennsylvania, Texas, Illinois, Michigan, Georgia, California, Florida and Ohio. As we expand in other markets upon deregulation and market evaluation, we expect to continue to utilize unbundled network elements to offer local communications services.

            Collectively, we own 19 call centers, which range in size from 40,000 square feet to over 100,000 square feet.

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

SALES AND MARKETING

            We believe our sales and marketing capabilities are one of our strongest competitive advantages. Telemarketing is a fundamental component of the sales effort for residential and small business customers. Typically, over 50% of our residential and small business installations are sold through some 7,700 telemarketers based in 19 call centers nationwide. Our marketing partners, in turn, are a key competitive advantage for differentiating long distance sales, offering consumers the opportunity to earn frequent flyer miles, free video rentals, and similar awards based on long distance usage. Over 46% of subscription long distance minutes are generated by our 6.2 million partner customers.

            We also increased our market share among high spending international callers through broad-based marketing efforts. Moreover, we have successfully launched branded transaction products such as "10-10-220" and "1-800-Collect." Our industry leading "10-10-220" product provides a unique way for customers to save on every call and helps maintain strong brand recognition.

            Alternate marketing channels include direct sales agents and prepaid card distribution. There are over 400 sales agents throughout the United States marketing to consumers and small businesses through marketing groups. We retain a leading position in the prepaid calling card market as well.

            Through our direct sales force, we market various services to resellers including customers such as Verizon. We are a leader in the dial-up Internet access market segment with all major Internet service providers as wholesale customers, including, among others, AOL, Earthlink, and MSN.

COMPETITION

            The telecommunications industry is extremely competitive, and we expect that competition will intensify in the future. In each of our business segments, we face intense competition from other service providers. The primary competitors in the domestic and international consumer segments are AT&T, Sprint and, where they are permitted to offer in-region long distance service, Verizon and SBC. We also compete against other facilities-based long distance providers, such as Qwest. The traditional local phone companies presently have numerous advantages as a result of their historic monopoly control over local exchanges, and some of our existing and potential competitors have financial and other resources significantly greater than ours. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors.

            Under the Telecom Act and ensuing federal and state regulatory initiatives, many barriers to local exchange competition are being eliminated. The introduction of competition, however, also establishes, in part, the ability of the traditional local phone companies to provide inter-LATA long distance services. To date, the FCC granted applications by Verizon for the states of New York, Massachusetts, Pennsylvania, Connecticut and Rhode Island and by SBC for Texas, Kansas, Oklahoma, Missouri and Arkansas to provide in-region inter-LATA services. We believe the traditional local phone companies will continue to seek to enter these markets given their ownership of extensive facilities in their local service regions, their long-standing customer relationships and their very substantial capital and other financial resources. As the traditional local phone companies are allowed to offer in-region long distance services in additional states, they will be in a position to offer single source local and long distance service similar, if not superior, to that being offered by us. We expect that increased competition will result in additional pricing and margin pressures in the domestic telecommunications services business. In addition, wireless carriers increasingly compete for consumers through nationwide or regional "bucket of minutes plans." Indeed, wireless competition and the availability of inexpensive long-haul transport has already significantly reduced consumer long distance pricing, and as a result negatively affected the profitability of traditional service providers. As rates stabilize, we expect to compete effectively as a result of our innovation, quality and diversity of services, our ability to offer a combination of services, and our level of customer service.

            We expect increased competition from providers determined to exploit technologies which may reduce the cost of providing services. We are working to develop these services and expect to be at the forefront of these technological developments and to leverage them to protect and grow market share, to increase revenues and profitability, and to retain customers.

            We also face intense competition in offering wholesale services, small business services, dial-up Internet, and paging and prepaid calling card services. In wholesale services, we compete directly with traditional network access providers such as AT&T and Sprint. We obtain network capacity from our businesses attributed to the WorldCom group and provide wholesale service to other carriers in competition with a variety of facilities-based carriers. There can be no assurance that we will continue to be successful in this segment. In the small business customer segment, we compete against traditional local phone companies and numerous other competitive carriers offering local services, long distance services, or both. Other carriers, particularly competitive local exchange carriers, are aggressively pursuing this segment of the market. Our paging business competes directly with traditional one-way paging providers, and recently experienced significant competition and product substitution from other advanced wireless data service providers, including two-way paging services providers and wireless service providers. Prepaid calling cards are also in an intensely competitive segment where many carriers resell cheaper aggregated international minutes through this medium and where wireless products are further compressing pricing.

EMPLOYEES

            Through our businesses attributed to the MCI group, we employed a total of approximately 23,200 full and part-time personnel as of February 28, 2002 none of whom are represented by organized labor unions. We consider our relationship with these employees to be good.

PATENTS, TRADEMARKS, TRADENAMES AND SERVICE MARKS

            All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group will be allocated an expense and the WorldCom group will be allocated a corresponding decrease in depreciation and amortization expense for the use of the MCI tradenames for the next four years based on the following schedule:

                               2002: $30.0 million
                               2003: $35.0 million
                               2004: $40.0 million
                               2005: $45.0 million

            Any renewal or termination of use of the MCI tradename by the MCI group will be subject to the general policy that our board of directors will act in the best interests of WorldCom. For each of the years ended December 31, 1999, 2000 and 2001, an expense of $27.5 million per annum was allocated to the MCI group for use of the MCI tradenames.

REGULATION AND LITIGATION

            We are involved in legal and regulatory proceedings that are incidental to our business and have included loss contingencies in other current liabilities and other liabilities for these matters in our financial statements. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to us. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on our consolidated results of operations or financial position. See the information contained in "Item 1. Business-Business-WorldCom group Operations-Regulation and Litigation," which is incorporated by reference herein, for a discussion of regulation and litigation matters.

ITEM 2. PROPERTIES

            The information contained in "Item 1. Business-Business-WorldCom group Operations-Facilities" and "-MCI group Operations-Facilities" is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

            We are involved in legal and regulatory proceedings generally incidental to our business. In some instances, rulings by federal and some state regulatory authorities may result in increased operating costs to us. As indicated above in Item 1. Business or in note 9 to our notes to consolidated financial statements, which are incorporated herein by reference, the results of these various legal and regulatory matters are uncertain and could have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

            The shares of WorldCom group stock and MCI group stock have been quoted on The Nasdaq National Market under the symbols "WCOM" and "MCIT," respectively, since our recapitalization on June 7, 2001. Prior to June 7, 2001, WorldCom, Inc. common stock was quoted on The Nasdaq National Market under the symbol "WCOM." The following table sets forth the high and low sales prices per share of WorldCom, Inc. common stock, WorldCom group stock and MCI group stock as reported on The Nasdaq National Market based on published financial sources and the dividends declared per MCI group share for the periods indicated.

                                               WORLDCOM, INC.                 WORLDCOM
                                                COMMON STOCK                 GROUP STOCK                 MCI GROUP STOCK
                                                ------------                 -----------                 ---------------
                                                                                                                           DIVIDEND
                                             HIGH           LOW          HIGH           LOW      HIGH           LOW        DECLARED
                                             ----           ---          ----           ---      ----           ---        --------
2000
First Quarter ...........................   $55.00        $40.63        $   --        $   --    $   --        $   --        $   --
Second Quarter ..........................    47.00         35.88            --            --        --            --            --
Third Quarter ...........................    49.97         25.25            --            --        --            --            --
Fourth Quarter ..........................    30.44         13.50            --            --        --            --            --

2001
First Quarter ...........................    23.50         14.25            --            --        --            --            --
Second Quarter (through June 7, 2001) ...    21.52         17.25            --            --        --            --            --
Second Quarter (starting June 7, 2001) ..       --            --         18.10         13.27     22.50         15.02          0.60
Third Quarter ...........................       --            --         15.90         11.50     17.22         11.00          0.60
Fourth Quarter ..........................       --            --         16.06         11.79     15.40         10.90          0.60

            As of February 28, 2002, there were 2,962,645,459 shares of WorldCom group stock issued and outstanding, net of treasury shares, held by approximately 64,000 shareholders of record, and 118,325,109 shares of MCI group stock issued and outstanding, net of treasury shares, held by approximately 53,000 shareholders of record.

            Prior to the recapitalization, we did not pay cash dividends on our common stock and we have never paid cash dividends on the WorldCom group stock. The policy of our board of directors is to retain earnings attributed to the WorldCom group to provide funds for the operation and expansion of its businesses.

PREFERRED STOCK

            In connection with the Intermedia merger, we issued the following series of preferred stock, which are mandatorily redeemable:

                                                NUMBER OF
                                                PREFERRED                    ANNUAL                AGGREGATE # OF SHARES CONVERTIBLE
                                                  SHARES      LIQUIDATION   DIVIDEND                    AT THE OPTION OF HOLDER
                                                AUTHORIZED,   PREFERENCE       PER     ASSOCIATED  ---------------------------------
                                                ISSUED AND   PER PREFERRED  PREFERRED  DEPOSITORY       WORLDCOM        MCI GROUP
                                               OUTSTANDING       SHARE        SHARE      SHARES       GROUP SHARES        SHARES
                                               -------------------------------------------------------------------------------------
Series D Junior Convertible preferred stock,
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

            The Series D, E and F preferred stock are currently redeemable in whole or in part, at our option for cash plus accrued and unpaid dividends at rates commencing with 103%, declining to 100% in 2004 and thereafter for the Series D and E preferred stock and commencing with 104%, declining to 100% in 2005 and thereafter for the Series F preferred stock.

            Dividends on the Series D, E and F preferred stock are payable in cash or shares of our common stock, at our election on each July 15, October 15, January 15 and April 15. To date, we have paid these dividends in cash and we expect to continue to pay cash dividends on our Series D, E and F preferred stock.

            The Series D, E and F preferred shareholders are generally entitled to one-tenth of a vote per share of Series D, E or F preferred stock on all matters voting together with the WorldCom common shareholders as a single class.

            In October 2001, we exercised our option to redeem all of our outstanding Series B Preferred Stock. Prior to the redemption date, substantially all of the holders of our Series B Preferred Stock elected to convert the preferred stock into 0.1460868 shares of WorldCom group stock and
0.005843472 shares of MCI group stock for each share of Series B Preferred Stock held.

            In January 2000, each outstanding share of WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock was redeemed by WorldCom for $50.75 in cash, or approximately $190 million in the aggregate.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

            We derived the selected historical consolidated financial data presented below as of and for the five years ended December 31, 2001 from our consolidated financial statements and related notes, which include the WorldCom group and the MCI group. Our audited consolidated financial statements for each of the years ended December 31, 1999, 2000 and 2001 are included in this Form 10-K. The pro forma net income per share data set forth below give effect to the recapitalization as though the recapitalization had occurred on January 1, 1999.

            You should read the selected financial data together with our audited consolidated financial statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this document. In reading the following selected financial data, please note the following:

      o On September 14, 1998 we completed our merger with MCI. The MCI merger was accounted for as a purchase; accordingly, the operating results of MCI are included from the date of that acquisition.

      o During the second quarter of 2001, we reached a long-term strategic decision to restructure our investment in Embratel. Based on actions taken during the second quarter, the accounting principles generally accepted in the United States prohibit the continued consolidation of Embratel's results. Accordingly, our equity in Embratel's earnings for 2001 is reported in miscellaneous income.

      o Results for 2001 include pre-tax costs of $865 million related to the write-off of investments in certain publicly traded and privately held companies, $23 million as a result of costs associated with the tracking stock capitalization, $207 million associated with domestic and international severance packages and other costs related to our 2001 workforce reductions, and $48 million associated with our proportionate share of a receivables write-down at Embratel.

      o Results for 2000 include a pre-tax charge of $93 million associated with the termination of the Sprint Corporation merger agreement, including regulatory, legal, accounting and investment banking fees and other costs, and a $685 million pre-tax charge associated with specific domestic and international wholesale accounts that were no longer deemed collectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000.

      o In 1998, we recorded a pre-tax charge of $196 million in connection with the Brooks Fiber Properties, Inc. merger, the MCI merger and the asset write-downs and loss contingencies. The charge included $21 million for employee severance, $17 million for Brooks Fiber Properties direct merger costs, $38 million for conformance of Brooks Fiber Properties accounting policies, $56 million for exit costs under long-term commitments, $31 million for write-down of a permanently impaired investment and $33 million related to asset write-downs and loss contingencies associated with the Brooks Fiber Properties merger and the MCI merger. Additionally, in connection with 1998 business combinations, we made allocations of the purchase price to acquired in-process research and development totaling $429 million in the first quarter of 1998 related to the CompuServe Corporation merger and the acquisition of ANS Communications, Inc. and $3.1 billion in the third quarter of 1998 related to the MCI merger.

      o In connection with debt refinancings, we recognized in 1997 and 1998 extraordinary items of $3 million and $129 million, respectively, net of taxes, consisting of unamortized debt discount, unamortized issuance cost and prepayment fees.

      o We adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as of January 1, 1998. The cumulative effect of this change in accounting principle resulted in a one-time, non-cash expense of $36 million, net of taxes. This expense represented start-up costs incurred primarily in conjunction with the development and construction of the advanced messaging network of SkyTel Communications, which are required to be expensed as incurred in accordance with this accounting standard.

      o During the fourth quarter of 2000, we implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $85 million, net of income tax benefit of $50 million.

                                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------------
                                                             1997         1998        1999        2000          2001
                                                           --------     --------     -------    --------     ---------
                                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Revenues ..............................................    $  7,643     $ 17,617     $35,908    $ 39,090     $  35,179
Operating income (loss) ...............................         982         (942)      7,888       8,153         3,514
Income (loss) before cumulative effect of accounting
   change and extraordinary items .....................         185       (2,560)      4,013       4,238         1,501
Cumulative effect of accounting change ................          --          (36)         --         (85)           --
Extraordinary items ...................................          (3)        (129)         --          --            --
Net income (loss) applicable to common shareholders ...         143       (2,767)      3,941       4,088         1,384
Earnings (loss) per common share:
Income (loss) before cumulative effect of accounting
   change and extraordinary items:
   Basic ..............................................        0.10        (1.35)       1.40        1.46
   Diluted ............................................        0.10        (1.35)       1.35        1.43
Net income (loss):
   Basic ..............................................        0.10        (1.43)       1.40        1.43
   Diluted ............................................        0.09        (1.43)       1.35        1.40
WorldCom group pro forma net income per share (1):
   Basic ..............................................          --           --        0.81        0.88          0.48
   Diluted ............................................          --           --        0.78        0.87          0.48
MCI group pro forma net income (loss) per share (1):
   Basic and diluted ..................................          --           --       14.32       13.52         (0.20)
Dividends declared per MCI group share ................          --           --          --          --          1.80
Weighted-average shares:
   Basic ..............................................       1,470        1,933       2,821       2,868
   Diluted ............................................       1,516        1,933       2,925       2,912
FINANCIAL POSITION:
Total assets ..........................................    $ 24,400     $ 87,092     $91,072    $ 98,903     $ 103,914
Long-term debt ........................................       7,811       16,448      13,128      17,696        30,038
Company obligated mandatorily redeemable and other
   preferred securities ...............................          --          798         798         798         1,993
Shareholders' investment ..............................      14,087       45,241      51,238      55,409        57,930

----------

(1) The WorldCom group stock and the MCI group stock pro forma net income per share calculations were calculated using the two-class method, by dividing the earnings allocated to each series of common stock by the number of shares of that series outstanding for the relevant period. The earnings allocated to each series of common stock was determined based on the net income or loss amounts of the relevant group determined in accordance with accounting principles generally accepted in the United States consistently applied. The number of shares of each series prior to the recapitalization was determined by assuming that there were the same number of shares of WorldCom group stock outstanding for the periods as there were for our existing stock and that the number of shares of MCI group stock outstanding for the periods equaled 1/25 of that amount. For 1999, the WorldCom group share amounts equaled 2,821 million (basic) and 2,925 million (diluted) and the MCI group share amounts equaled 115 million for both the basic and diluted computations. For 2000, the WorldCom group share amounts equaled 2,868 million (basic) and 2,912 million (diluted) and the MCI group share amounts equaled 115 million for both the basic and diluted computations. For 2001, the WorldCom group share amounts equaled 2,923 million (basic) and 2,933 million (diluted) and the MCI group share amounts equaled 117 million for both the basic and diluted computations. The combined financial statements of the WorldCom group and the MCI group do not present earnings per share because the WorldCom group stock and the MCI group stock are series of common stock of WorldCom and because the WorldCom group and the MCI group are not legal entities with their own capital structure.

                SELECTED HISTORICAL CONSOLIDATING FINANCIAL DATA

            The following schedules present balance sheet, statement of operations and statement of cash flows data of the WorldCom group, the MCI group and WorldCom for each of the three years ended December 31, 2001. We have presented this information to illustrate the financial results of the WorldCom group and the MCI group and how the financial results of these groups relate to the consolidated results of WorldCom. This information, which has been prepared in accordance with accounting principles generally accepted in the United States, should be read together with the audited financial statements of each of WorldCom, the WorldCom group and the MCI group and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

            The balance sheets, statements of operations and statements of cash flows of WorldCom, the WorldCom group and the MCI group for the years ended December 31, 1999, 2000 and 2001 have been derived from the audited financial statements which are included in this Form 10-K.

            The financial information reflects the performance of the businesses attributed to each of the WorldCom group and the MCI group and includes the attribution and allocation of our assets, liabilities, revenues and expenses between the WorldCom group and the MCI group in accordance with our tracking stock policy, which has been consistently applied for all periods presented, and requires:

      o centralized management of most financial activities, under which the MCI group will generally not be allocated any cash balances;

      o debt allocated to the MCI group to carry an interest rate equal to the weighted-average interest rate, excluding capitalized interest, of WorldCom plus a spread based upon rates at which the MCI group would borrow if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Each group's allocated debt increases or decreases by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, dividend payments, share repurchases and other financing activities;

      o the MCI group to be allocated an expense for use of our fiber optic systems, which are attributed to the WorldCom group, and the WorldCom group to be allocated an expense for use of our business voice switched services, which are attributed to the MCI group. The fees for each of these services will be equal to a portion, based on usage, of the applicable costs and results in a corresponding decrease in the other group's related depreciation expense;

      o the transfer of assets and liabilities between the businesses attributed to one group and the businesses attributed to the other group to be at fair value, and all other material transactions between the groups are intended to be on an arm's-length basis. These other transactions initially consist of the MCI group's use of buildings, furniture and fixtures and the MCI tradenames, which assets have been attributed to the WorldCom group. The MCI group will be allocated a portion, based on usage, of the applicable costs, which will result in a corresponding decrease in the WorldCom group's related depreciation and amortization expense;

      o the cost of shared corporate services and related balance sheet amounts to be attributed to each of the groups based upon identification of the services specifically benefiting the group. Where determinations based on specific identification are impractical, other methods and criteria are used to make allocations between the groups, such as number of employees and total line costs or revenues generated by each group; and

      o the tax expense or benefit allocable to the MCI group to be the amount the MCI group would have incurred had it filed tax returns as a separate taxpayer and the tax expense allocable to the WorldCom group to be the excess, if any, of our tax expense over the tax expense or benefit allocable to the MCI group. Tax benefits that cannot be used by a group generating those benefits but can be used on a consolidated basis are credited to the group that generated those benefits.

            Our board of directors or any special committee appointed by our board of directors may, without shareholder approval, change the policies set forth in our policy statement. Our board of directors or any special committee appointed by our board of directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in our policy statement in connection with particular facts and circumstances, all as they may determine to be in the best interests of WorldCom. Our board is subject to fiduciary duties to all of WorldCom's shareholders as one group, not to the holders of any series of stock separately. Any changes or exceptions will be made after a determination by our board of what is in the best interests of WorldCom as a whole, which may be detrimental to the interests of the holders of one series of stock.

                           CONSOLIDATING BALANCE SHEET
                                  (IN MILLIONS)

                                                                      AT DECEMBER 31, 1999
                                                       -------------------------------------------------
                                                       WORLDCOM         MCI
                                                         GROUP         GROUP   ELIMINATIONS(1)  WORLDCOM
                                                       --------       -------  ---------------  --------
Current assets                                          $ 9,037       $ 2,263       $(976)       $10,324
Property and equipment, net                              26,227         2,391          --         28,618
Goodwill and other intangibles                           37,252        10,056          --         47,308
Other assets                                              4,717           105          --          4,822
                                                        -------       -------       -----        -------
   Total assets                                         $77,233       $14,815       $(976)       $91,072
                                                        =======       =======       =====        =======

Current liabilities                                     $12,694       $ 5,491       $(976)       $17,209
Long-term debt                                            7,128         6,000          --         13,128
Noncurrent liabilities                                    5,276           824          --          6,100
Minority interests                                        2,599            --          --          2,599
Company obligated mandatorily redeemable
   preferred securities                                     798            --          --            798
Shareholders' investment                                 48,738         2,500          --         51,238
                                                        -------       -------       -----        -------
   Total liabilities and shareholders' investment       $77,233       $14,815       $(976)       $91,072
                                                        =======       =======       =====        =======

----------
(1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group of $976 million and the MCI group had a corresponding net payable to the WorldCom group.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                  (IN MILLIONS)

                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                                   -------------------------------------------------------
                                                                   WORLDCOM           MCI
                                                                     GROUP           GROUP      ELIMINATIONS      WORLDCOM
                                                                   --------          -----      ------------      --------
Revenues                                                           $ 19,736        $ 16,172        $    --        $ 35,908
Operating expenses:                                                --------        --------        -------        --------
    Line costs:
        Attributed costs (1)                                          7,841           6,898             --          14,739
        Intergroup allocated expenses (2)                                64             189           (253)             --
    Selling, general and administrative:
        Attributed costs (1)                                          2,594           3,113          3,228           8,935
        Shared corporate services (3)                                 1,601           1,627         (3,228)             --
        Other intergroup allocated expenses (4)                          --             331           (331)             --
    Depreciation and amortization:
        Attributed costs (1)                                          3,533             821             --           4,354
        Intergroup allocated expenses (5)                              (520)            (64)           584              --
    Other charges                                                        (8)             --             --              (8)
                                                                   --------        --------        -------        --------
Total                                                                15,105          12,915             --          28,020
                                                                   --------        --------        -------        --------
Operating income                                                      4,631           3,257             --           7,888
Interest expense                                                       (460)           (506)            --            (966)
Miscellaneous income                                                    237               5             --             242
                                                                   --------        --------        -------        --------
Income before income taxes and minority interests                     4,408           2,756             --           7,164
Provision for income taxes                                            1,856           1,109             --           2,965
                                                                   --------        --------        -------        --------
Income before minority interests                                      2,552           1,647             --           4,199
Minority interests                                                     (186)             --             --            (186)
                                                                   --------        --------        -------        --------
Net income before distributions on mandatorily
    redeemable preferred securities                                   2,366           1,647             --           4,013
Distributions on mandatorily redeemable preferred securities
    and other preferred dividend requirements                            72              --             --              72
                                                                   --------        --------        -------        --------
Net income                                                         $  2,294        $  1,647        $    --        $  3,941
                                                                   ========        ========        =======        ========

----------
(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.
(2) The WorldCom group was allocated $64 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $189 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.
(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting and tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $1.6 billion and $1.6 billion, respectively.
(4) The MCI group was allocated $303 million of costs related to its use of buildings, furniture and fixtures and $28 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.
(5) A credit of $492 million and $64 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $28 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                           YEAR ENDED DECEMBER 31, 1999
                                                               --------------------------------------------------
                                                               WORLDCOM           MCI
                                                                 GROUP           GROUP    ELIMINATIONS   WORLDCOM
                                                               --------          -----    ------------   --------
Cash flows from operating activities:
Net income                                                     $  2,366        $  1,647        $--       $  4,013
Adjustments to reconcile net income to net cash provided
  by operating activities:                                        4,986           2,006         --          6,992
                                                               --------        --------        ---       --------
  Net cash provided by operating activities                       7,352           3,653         --         11,005
                                                               --------        --------        ---       --------

Cash flows from investing activities:
Capital expenditures                                             (7,929)           (787)        --         (8,716)
Acquisitions and related costs                                     (786)           (292)        --         (1,078)
All other investing activities, net                                 670            (431)        --            239
                                                               --------        --------        ---       --------
  Net cash used in investing activities                          (8,045)         (1,510)        --         (9,555)
                                                               --------        --------        ---       --------

Cash flows from financing activities:
Principal repayments on debt, net                                (2,894)             --         --         (2,894)
Attributed stock activity of WorldCom, Inc.                         886              --         --            886
Intergroup advances, net                                          2,097          (2,097)        --             --
All other financing activities, net                                 (72)             --         --            (72)
                                                               --------        --------        ---       --------
  Net cash provided by (used in) financing activities                17          (2,097)        --         (2,080)
Effect of exchange rate changes on cash                            (221)             --         --           (221)
                                                               --------        --------        ---       --------
Net increase (decrease) in cash and cash equivalents               (897)             46         --           (851)
Cash and cash equivalents beginning of period                     1,703              24         --          1,727
                                                               --------        --------        ---       --------
Cash and cash equivalents end of period                        $    806        $     70        $--       $    876
                                                               ========        ========        ===       ========

                           CONSOLIDATING BALANCE SHEET
                                  (IN MILLIONS)

                                                                       AT DECEMBER 31, 2000
                                                       ---------------------------------------------------
                                                       WORLDCOM         MCI
                                                         GROUP         GROUP    ELIMINATIONS(1)   WORLDCOM
                                                       --------        -----    ---------------   --------
Current assets                                          $ 8,092       $ 2,312       $  (649)       $ 9,755
Property and equipment, net                              35,177         2,246            --         37,423
Goodwill and other intangibles                           36,685         9,909            --         46,594
Other assets                                              5,939           168          (976)         5,131
                                                        -------       -------       -------        -------
   Total assets                                         $85,893       $14,635       $(1,625)       $98,903
                                                        =======       =======       =======        =======

Current liabilities                                     $14,213       $ 4,109       $  (649)       $17,673
Long-term debt                                           11,696         6,000            --         17,696
Noncurrent liabilities                                    3,648         2,063          (976)         4,735
Minority interests                                        2,592            --            --          2,592
Company obligated mandatorily redeemable
   preferred securities                                     798            --            --            798
Shareholders' investment                                 52,946         2,463            --         55,409
                                                        -------       -------       -------        -------
   Total liabilities and shareholders' investment       $85,893       $14,635       $(1,625)       $98,903
                                                        =======       =======       =======        =======

(1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group (and the MCI group had a corresponding net payable to the WorldCom group) of $1.6 billion, of which $649 million was classified as current with the remainder classified as long-term.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                  (IN MILLIONS)

                                                                                  YEAR ENDED DECEMBER 31, 2000
                                                                   --------------------------------------------------------
                                                                   WORLDCOM          MCI
                                                                     GROUP           GROUP       ELIMINATIONS      WORLDCOM
                                                                   --------          -----       ------------      --------
Revenues                                                           $ 22,755        $ 16,335        $     --        $ 39,090
                                                                   --------        --------        --------        --------
Operating expenses:
   Line costs:
       Attributed costs (1)                                           8,658           6,804              --          15,462
       Intergroup allocated expenses (2)                                 87             373            (460)             --
   Selling, general and administrative:
       Attributed costs (1)                                           3,682           2,981           3,934          10,597
       Shared corporate services (3)                                  2,007           1,927          (3,934)             --
       Other intergroup allocated expenses (4)                           --             254            (254)             --
   Depreciation and amortization:
       Attributed costs (1)                                           3,907             971              --           4,878
       Intergroup allocated expenses (5)                               (627)            (87)            714              --
                                                                   --------        --------        --------        --------
Total                                                                17,714          13,223              --          30,937
                                                                   --------        --------        --------        --------
Operating income                                                      5,041           3,112              --           8,153
Interest expense                                                       (458)           (512)             --            (970)
Miscellaneous income                                                    385              --              --             385
                                                                   --------        --------        --------        --------
Income before income taxes, minority interests and
   cumulative effect of accounting change                             4,968           2,600              --           7,568
Provision for income taxes                                            1,990           1,035              --           3,025
                                                                   --------        --------        --------        --------
Income before minority interests and cumulative
   effect of accounting change                                        2,978           1,565              --           4,543
Minority interests                                                     (305)             --              --            (305)
                                                                   --------        --------        --------        --------
Income before cumulative effect of accounting change                  2,673           1,565                           4,238
Cumulative effect of accounting change                                  (75)            (10)                            (85)
                                                                   --------        --------        --------        --------
Net income before distributions on mandatorily
   redeemable preferred securities                                    2,598           1,555              --           4,153
Distributions on mandatorily redeemable preferred securities
   and other preferred dividend requirements                             65              --              --              65
                                                                   --------        --------        --------        --------
Net income                                                         $  2,533        $  1,555        $     --        $  4,088
                                                                   ========        ========        ========        ========

(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.
(2) The WorldCom group was allocated $87 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $373 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.
(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting and tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $2.0 billion and $1.9 billion, respectively.
(4) The MCI group was allocated $226 million of costs related to its use of buildings, furniture and fixtures and $28 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.
(5) A credit of $599 million and $87 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $28 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                           YEAR ENDED DECEMBER 31, 2000
                                                               ---------------------------------------------------
                                                               WORLDCOM          MCI
                                                                 GROUP          GROUP      ELIMINATIONS   WORLDCOM
                                                               --------         -----      ------------   --------
Cash flows from operating activities:
Net income                                                     $  2,598        $  1,555        $ --       $  4,153
Adjustments to reconcile net income to net cash provided
  by operating activities:                                        2,732             781          --          3,513
                                                               --------        --------        ----       --------
  Net cash provided by operating activities                       5,330           2,336          --          7,666
                                                               --------        --------        ----       --------

Cash flows from investing activities:
Capital expenditures                                            (10,984)           (500)         --        (11,484)
Acquisitions and related costs                                      (14)             --          --            (14)
All other investing activities, net                              (2,614)           (273)         --         (2,887)
                                                               --------        --------        ----       --------
  Net cash used in investing activities                         (13,612)           (773)         --        (14,385)
                                                               --------        --------        ----       --------

Cash flows from financing activities:
Principal borrowings on debt, net                                 6,377              --          --          6,377
Attributed stock activity of WorldCom, Inc.                         585              --          --            585
Intergroup advances, net                                          1,592          (1,592)         --             --
All other financing activities, net                                (339)             --          --           (339)
                                                               --------        --------        ----       --------
  Net cash provided by (used in) financing activities             8,215          (1,592)         --          6,623
Effect of exchange rate changes on cash                             (19)             --          --            (19)
                                                               --------        --------        ----       --------
Net decrease in cash and cash equivalents                           (86)            (29)         --           (115)
Cash and cash equivalents beginning of period                       806              70          --            876
                                                               --------        --------        ----       --------
Cash and cash equivalents end of period                        $    720        $     41        $ --       $    761
                                                               ========        ========        ====       ========

                           CONSOLIDATING BALANCE SHEET
                                  (IN MILLIONS)

                                                                         AT DECEMBER 31, 2001
                                                        ------------------------------------------------------
                                                        WORLDCOM         MCI
                                                          GROUP         GROUP      ELIMINATIONS(1)    WORLDCOM
                                                        --------        -----      ---------------    --------
Current assets                                          $  8,179       $  1,926       $   (900)       $  9,205
Property and equipment, net                               36,792          2,017             --          38,809
Goodwill and other intangibles                            40,818          9,719             --          50,537
Other assets                                               6,112            227           (976)          5,363
                                                        --------       --------       --------        --------
   Total assets                                         $ 91,901       $ 13,889       $ (1,876)       $103,914
                                                        ========       ========       ========        ========

Current liabilities                                     $  5,915       $  4,195       $   (900)       $  9,210
Long-term debt                                            24,533          5,505             --          30,038
Noncurrent liabilities                                     3,742          1,876           (976)          4,642
Minority interests                                           101             --             --             101
Mandatorily redeemable and other
   preferred securities                                    1,993             --             --           1,993
Shareholders' investment                                  55,617          2,313             --          57,930
                                                        --------       --------       --------        --------
   Total liabilities and shareholders' investment       $ 91,901       $ 13,889       $ (1,876)       $103,914
                                                        ========       ========       ========        ========

(1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group (and the MCI group had a corresponding net payable to the WorldCom group) of $1.9 billion, of which $900 million was classified as current with the remainder classified as long-term.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                  (IN MILLIONS)

                                                                                 YEAR ENDED DECEMBER 31, 2001
                                                                   --------------------------------------------------------
                                                                   WORLDCOM           MCI
                                                                     GROUP           GROUP       ELIMINATIONS      WORLDCOM
                                                                   --------          -----       ------------      --------
Revenues                                                           $ 21,348        $ 13,831        $     --        $ 35,179
Operating expenses:                                                --------        --------        --------        --------
    Line costs:
        Attributed costs (1)                                          8,019           6,720              --          14,739
        Intergroup allocated expenses (2)                               101             360            (461)             --
    Selling, general and administrative:
        Attributed costs (1)                                          4,052           3,438           3,556          11,046
        Shared corporate services (3)                                 2,006           1,550          (3,556)             --
        Other intergroup allocated expenses (4)                          --             360            (360)             --
    Depreciation and amortization:
        Attributed costs (1)                                          4,841           1,039              --           5,880
        Intergroup allocated expenses (5)                              (720)           (101)            821              --
                                                                   --------        --------        --------        --------
Total                                                                18,299          13,366              --          31,665
                                                                   --------        --------        --------        --------
Operating income                                                      3,049             465              --           3,514
Interest expense                                                     (1,029)           (504)             --          (1,533)
Miscellaneous income                                                    412              --              --             412
                                                                   --------        --------        --------        --------
Income (loss) before income taxes and minority interests              2,432             (39)             --           2,393
Income tax expense (benefit)                                            943             (16)             --             927
                                                                   --------        --------        --------        --------
Income (loss) before minority interests                               1,489             (23)             --           1,466
Minority interests                                                       35              --              --              35
                                                                   --------        --------        --------        --------
Net income (loss) before distributions on mandatorily
    redeemable preferred securities                                   1,524             (23)             --           1,501
Distributions on mandatorily redeemable preferred securities
    and other preferred dividend requirements                           117              --              --             117
                                                                   --------        --------        --------        --------
Net income  (loss)                                                 $  1,407        $    (23)       $     --        $  1,384
                                                                   ========        ========        ========        ========

(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.
(2) The WorldCom group was allocated $101 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $360 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.
(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting and tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $2.0 billion and $1.6 billion, respectively.
(4) The MCI group was allocated $332 million of costs related to its use of buildings, furniture and fixtures and $28 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.
(5) A credit of $692 million and $101 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $28 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                         YEAR ENDED DECEMBER 31, 2001
                                                             ----------------------------------------------------
                                                             WORLDCOM         MCI
                                                              GROUP          GROUP      ELIMINATIONS     WORLDCOM
                                                             --------        -----      ------------     --------
Cash flows from operating activities:
Net income (loss)                                            $ 1,524        $   (23)       $    --        $ 1,501
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:                            5,081          1,412             --          6,493
                                                             -------        -------        -------        -------
  Net cash provided by operating activities                    6,605          1,389             --          7,994
                                                             -------        -------        -------        -------

Cash flows from investing activities:
Capital expenditures                                          (7,619)          (267)            --         (7,886)
Acquisitions and related costs                                  (206)            --             --           (206)
All other investing activities, net                             (993)          (605)            --         (1,598)
                                                             -------        -------        -------        -------
  Net cash used in investing activities                       (8,818)          (872)            --         (9,690)
                                                             -------        -------        -------        -------

Cash flows from financing activities:
Principal borrowings (repayments) on debt, net                 3,526           (495)            --          3,031
Attributed stock activity of WorldCom, Inc.                      124             --             --            124
Intergroup advances, net                                         (15)            15             --             --
All other financing activities, net                             (555)           (71)            --           (626)
                                                             -------        -------        -------        -------
  Net cash provided by (used in) financing activities          3,080           (551)            --          2,529
Effect of exchange rate changes on cash                           38             --             --             38
                                                             -------        -------        -------        -------
Net increase (decrease) in cash and cash equivalents             905            (34)            --            871
Cash and cash equivalents beginning of period                    720             41             --            761
Deconsolidation of Embratel                                     (216)            --                          (216)
                                                             -------        -------        -------        -------
Cash and cash equivalents end of period                      $ 1,409        $     7        $    --        $ 1,416
                                                             =======        =======        =======        =======

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

            Through the businesses that we have realigned as the WorldCom group, which have an extensive, advanced facilities-based global communications network, we provide a broad range of integrated communications and managed network services to both U.S. and non-U.S. based corporations. Offerings include data services such as frame relay, asynchronous transfer mode and Internet protocol networks; Internet related services, including dedicated access, virtual private networks, digital subscriber lines, web centers encompassing application and server hosting and managed data services; commercial voice services; and international communications services.

            Through the businesses that we have realigned as the MCI group, we provide a broad range of retail and wholesale communications services, including long distance voice and data communications, consumer local voice communications, wireless messaging, private line services and dial-up Internet access services. Our retail services are provided to consumers and small businesses in the United States. We are the second largest carrier of long distance telecommunications services in the United States. Our services include: basic long distance telephone service, dial around, collect calling, operator assistance and calling card services (including prepaid calling cards) and toll free or 800 services. We offer these services individually and in combinations. Through combined offerings, we provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans. Our wholesale businesses include wholesale voice and data services provided to carrier customers and other resellers and dial-up Internet access services.

            On July 1, 2001, we acquired Intermedia for approximately $5.8 billion, including assumed long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Intermedia merger, we acquired a controlling interest in Digex, a provider of managed Web and application hosting services. In connection with the Intermedia merger, stockholders of Intermedia received one share of WorldCom group stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

            Since the Intermedia merger, we initiated plans to improve cash flow and operating results by reorganizing and restructuring Intermedia's operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

            We believe that the Intermedia merger should support our web hosting expansion by providing a comprehensive portfolio of hosting products and services for mid-sized and large businesses. Additionally, we expect that Digex will continue to build its operations and expand its customer base, causing it to continue to incur operating losses for the foreseeable future, which could adversely affect our results of operations.

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

            The following discussion and analysis relates to our financial condition and results of operations for the years ended December 31, 1999, 2000 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes thereto of each of the WorldCom group and the MCI group contained herein as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-K.

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

            Our board of directors or any special committee appointed by our board of directors may, without shareholder approval, change the policies set forth in our tracking stock policy statement. Our board of directors or any special committee appointed by our board of directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in our policy statement in connection with particular facts and circumstances, all as they may determine to be in the best interests of WorldCom. Our board is subject to fiduciary duties to all of WorldCom's shareholders as one group, not to the holders of any series of stock separately. Any changes or exceptions will be made after a determination by our board of what is in the best interests of WorldCom as a whole, which may be detrimental to the interests of the holders of one series of stock. The ability to make these changes may make it difficult to address the future of a group based on the group's past performance.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated our statements of operations as a percentage of our revenues for the periods indicated:

                                                                                                     FOR THE YEARS ENDED
                                                                                                         DECEMBER 31,
                                                                                                 ---------------------------
                                                                                                 1999       2000        2001
                                                                                                 -----      -----      -----
Revenues .....................................................................................   100.0%     100.0%     100.0%
Line costs ...................................................................................    41.0       39.6       41.9
Selling, general and administrative ..........................................................    24.9       27.1       31.4
Depreciation and amortization ................................................................    12.1       12.5       16.7
                                                                                                 -----      -----      -----
Operating income .............................................................................    22.0       20.9       10.0
Other income (expense):
   Interest expense ..........................................................................    (2.7)      (2.5)      (4.4)
   Miscellaneous .............................................................................     0.7        1.0        1.2
                                                                                                 -----      -----      -----
Income before income taxes, minority interests and cumulative effect of accounting change ....    20.0       19.4        6.8
Provision for income taxes ...................................................................     8.3        7.7        2.6
                                                                                                 -----      -----      -----
Income before minority interests and cumulative effect of accounting change ..................    11.7       11.6        4.2
Minority interests ...........................................................................    (0.5)      (0.8)       0.1
Cumulative effect of accounting change .......................................................      --       (0.2)        --
                                                                                                 -----      -----      -----
Net income ...................................................................................    11.2       10.6        4.3
Distributions on mandatorily redeemable preferred securities and other preferred dividend
   requirements ..............................................................................     0.2        0.2        0.3
                                                                                                 -----      -----      -----
Net income applicable to common shareholders .................................................    11.0%      10.5%       3.9%
                                                                                                 =====      =====      =====

YEAR ENDED DECEMBER 31, 2000 VS.
   YEAR ENDED DECEMBER 31, 2001

            For the years December 31, 2000 and 2001, our revenues were as follows (dollars in millions):

                                            2000                    2001
                                   ---------------------   ---------------------
                                                PERCENT                 PERCENT
                                      $         OF TOTAL      $         OF TOTAL
                                   -------      --------   -------      --------
WorldCom group .................   $22,755        58.2%    $21,348        60.7%
MCI group ......................    16,335        41.8      13,831        39.3
                                   -------       -----     -------       -----
                                   $39,090       100.0%    $35,179       100.0%
                                   =======       =====     =======       =====

            Reported revenues by category for the years ended December 31, 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                                            PERCENT
                                                        2000      2001      CHANGE
                                                      -------    -------    -------
COMMERCIAL SERVICES REVENUES
   Voice .........................................    $ 7,036    $ 6,591     (6.3)%
   Data ..........................................      7,389      8,620     16.7
   International .................................      2,367      2,977     25.8
   Embratel, net .................................      3,508         --    (100.0)
   Internet ......................................      2,455      3,160     28.7
                                                      -------    -------
TOTAL COMMERCIAL SERVICES REVENUES ...............     22,755     21,348     (6.2)
    Consumer .....................................      7,778      7,227     (7.1)
    Wholesale ....................................      3,388      2,641    (22.0)
    Alternative channels and small business ......      3,541      2,427    (31.5)
    Dial-up Internet .............................      1,628      1,536     (5.7)
                                                      -------    -------
 TOTAL ...........................................    $39,090    $35,179    (10.0)
                                                      =======    =======

            Commercial services revenues, which include the revenues generated from commercial voice, data, international and Internet services, for 2001 were $21.3 billion versus $22.8 billion for 2000. As previously indicated, during the second quarter of 2001, we took steps to restructure our investment in Embratel which resulted in the deconsolidation of Embratel effective January 1, 2001. Excluding Embratel from the 2000 period, 2001 commercial services revenues increased 10.9% versus 2000.

            Voice revenues for 2001 decreased 6.3% over 2000 on traffic growth of 2.6% The revenue decreases were partially offset by wireless voice revenue increases of 32.6% for 2001. Excluding wireless voice revenues, commercial voice revenues decreased 12.7% over 2000. Voice revenues include domestic commercial long distance and local switched revenues.

            Data revenues for 2001 increased 16.7% over 2000. Data includes both commercial long distance and local dedicated bandwidth sales. For the year ended December 31, 2001, approximately 32% of data revenues were derived from frame relay and asynchronous transfer mode services, where we experienced demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks during the period. At the same time, we continued to experience strong price pressure for data services in our emerging markets due to competition and the general decline in economic condition of our customers, which we expect to continue in the foreseeable future.

            International revenues for 2001 increased 25.8% to $3.0 billion versus $2.4 billion, excluding Embratel, for 2000. Geographically, Europe grew 18.4% and Asia Pacific and other areas grew 43.9% for 2001. These increases were partially offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $160 million in 2001. Although our mix improved towards a more profitable blend of data versus voice, and retail versus wholesale, our international business continues to experience significant price pressure on its products.

            Internet revenues for 2001 increased 28.7% over 2000. Growth was driven by demand for dedicated circuits as business customers continue to migrate their data networks and applications to Internet-based technologies requiring greater amounts of bandwidth. Additionally, Internet revenues for 2001 included $58 million of Digex revenues, after intercompany eliminations, as a result of the Intermedia merger. During 2001, we began to introduce our new managed hosting products and virtual private networks on public and shared environments. We expect these products, which are in the initial phases of their life cycle, to gradually contribute to our revenue growth over the next several quarters. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

            Consumer revenues for 2001 decreased 7.1% over 2000. The majority of this decrease is attributed to decreases in calling card, dial around and dial-1 revenues as a result of consumers' substitution of wire line services with wireless and e-mail. Our consumer local initiatives continued to perform well as consumer local revenues increased approximately 180% for 2001 versus 2000.

            Wholesale revenues for 2001 decreased 22.0% over 2000. The wholesale market continued to be extremely price competitive, and this, in addition to bankruptcies, a reduction in private line circuits related to customer internal network consolidation and the impact of the September 11th attacks, contributed to the year-over-year decrease. Wholesale revenues during 2001 were also impacted by proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation.

            Alternative channels and small business revenues for 2001 decreased 31.5% over 2000. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. These decreases are attributed to pricing pressures in the wholesale and small business markets which negatively affected revenue growth and gross margins in this area, and proactive initiatives to de-emphasize services with unacceptable gross margins as we shift the MCI group's focus from revenue growth to cash generation.

            Dial-up Internet revenues for 2001 decreased 5.7% over 2000. Our dial access network has grown 12.7% to approximately 3.2 million modems as of December 31, 2001, compared with the prior year period. Additionally, Internet connect hours increased 9.3% to 7.1 billion hours for 2001 versus 2000. These network usage increases were more than offset by pricing pressure resulting from the impact of volume discounts, which lowered average revenue per hour by approximately 17% for 2001 versus 2000.

            LINE COSTS. For the years ended December 31, 2000 and 2001, our line costs were as follows (dollars in millions):

                                          2000                         2001
                                -----------------------      -----------------------
                                               PERCENT                      PERCENT
                                    $          OF TOTAL          $          OF TOTAL
                                --------       --------      --------       --------
WorldCom group ...........      $  8,745         56.6%       $  8,120         55.1%
MCI group ................         7,177         46.4           7,080         48.0
Intergroup eliminations ..          (460)        (3.0)           (461)        (3.1)
                                --------        -----        --------        -----
                                $ 15,462        100.0%       $ 14,739        100.0%
                                ========        =====        ========        =====

            Line costs as a percentage of revenues for 2001 increased to 41.9% as compared to 39.6% for 2000. Excluding Embratel for the 2000 period, line costs for 2000 were $13.8 billion, or 38.9% of revenues. The increase as a percentage of revenues reflects the pricing pressure in the commercial data, international, Internet and wholesale markets as well as the continued competitive pricing in the dial-up Internet business which experienced a 17% decrease in dial-up revenues per hour for 2001 versus 2000. Additionally, line costs as a percentage of revenues have increased as a result of the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above.

            Line costs were partially offset by foreign currency exchange fluctuations, which had the effect of reducing line costs as a percentage of revenues by less than one-half of a percentage point for 2001 as compared to 2000, and by increased data and dedicated Internet traffic over our own facilities, which positively affected line costs as a percentage of revenues by more than one-half of a percentage point for 2001.

            The principal components of line costs are access charges and transport charges. Regulators have historically permitted access charges to be set at levels that are well above traditional local phone companies' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. We have actively participated in a variety of Federal, state, local and international regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively neutral manner. We cannot predict the outcome of these proceedings or whether or not the results will have a material adverse impact on our consolidated financial position or results of operations. However, our goal is to manage transport costs through effective utilization of our networks, favorable contracts with carriers and network efficiencies made possible as a result of expansion of our customer base.

            SELLING, GENERAL AND ADMINISTRATIVE. For the years ended December 31, 2000 and 2001, our selling, general and administrative expenses were as follows (dollars in millions):

                                          2000                         2001
                                -----------------------      -----------------------
                                               PERCENT                      PERCENT
                                    $          OF TOTAL          $          OF TOTAL
                                --------       --------      --------       --------
WorldCom group ...........      $  5,689         53.7%       $  6,058         54.8%
MCI group ................         5,162         48.7           5,348         48.4
Intergroup eliminations ..          (254)        (2.4)           (360)        (3.2)
                                --------        -----        --------        -----
                                $ 10,597        100.0%       $ 11,046        100.0%
                                ========        =====        ========        =====

            Selling, general and administrative expenses for 2001 were $11.0 billion or 31.4% of revenues as compared to $10.6 billion or 27.1% of revenues for 2000. Selling, general and administrative expenses for 2000 include a $685 million pre-tax charge ($340 million from the WorldCom group and $345 million from the MCI group) associated with specific domestic and international wholesale accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. Additionally, selling, general and administrative expenses for 2000 include a $93 million pre-tax associated with the termination of the Sprint Corporation merger agreement (allocated to the WorldCom group).

            Selling, general and administrative expenses for 2001 include pre-tax costs of $865 million ($742 million from the WorldCom group and $123 million from the MCI group) related to the write-off of investments in certain publicly traded and privately held companies, $23 million ($12 million from the WorldCom group and $11 million from the MCI group) as a result of the costs associated with the tracking stock capitalization and $207 million associated with domestic and international severance packages and other costs related to our 2001 workforce reductions ($159 million allocated to the WorldCom group and $48 million allocated to the MCI group).

            Excluding these charges and Embratel in 2000, selling, general and administrative expenses as a percentage of revenues would have been 28.3% for 2001 versus 25.0% for 2000.

            The increase in selling, general and administrative expenses for 2001 includes increased costs associated with "generation d" initiatives, which are designed to position us as a leading supplier of e-business solutions, that include product marketing, customer care, information systems and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development. Additionally, the increase in selling, general and administrative expenses can be attributed to proactive initiatives to de-emphasize specific wholesale services revenues with unacceptable gross margins which began in the fourth quarter of 2000. These actions resulted in lower revenues, as discussed above, but had no immediate effect on selling, general and administrative expenses for both the wholesale and alternative channels and small business channels.

            Selling, general and administrative expenses were offset in part by foreign currency exchange fluctuations which had the effect of reducing selling, general and administrative expenses as a percentage of revenues by almost one-quarter of a percentage point for 2001. Additionally, domestic and international workforce reductions in the first and fourth quarters of 2001, helped to stabilize selling, general and administrative expenses during the remainder of the year.

            DEPRECIATION AND AMORTIZATION. For the years ended December 31, 2000 and 2001, our depreciation and amortization expense was as follows (dollars in millions):

                                          2000                         2001
                                -----------------------      -----------------------
                                               PERCENT                      PERCENT
                                    $          OF TOTAL          $          OF TOTAL
                                --------       --------      --------       --------
WorldCom group ...........      $  3,280         67.3%       $  4,121         70.1%
MCI group ................           884         18.1             938         15.9
Intergroup eliminations ..           714         14.6             821         14.0
                                --------        -----        --------        -----
                                $  4,878        100.0%       $  5,880        100.0%
                                ========        =====        ========        =====

            Depreciation and amortization expense for 2001 increased to $5.9 billion or 16.7% of revenues from $4.9 billion or 12.5% of revenues for 2000. Excluding Embratel in 2000, depreciation and amortization would have been $4.4 billion or 12.3% of revenues for 2000. These increases reflect additional depreciation associated with 2000 and 2001 capital expenditures as well as increased depreciation associated with the assets acquired in the Intermedia merger. Beginning January 1, 2002, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Based on current levels of such assets, this will reduce our amortization expense by approximately $1.3 billion annually.

            INTEREST EXPENSE. Interest expense for 2001 was $1.5 billion or 4.4% of revenues as compared to $970 million or 2.5% of revenues for 2000. Excluding Embratel in 2000, interest expense would have been $1.0 billion or 2.8% of revenues for 2000. For 2000 and 2001, weighted-average annual interest rates on our long-term debt, excluding Embratel in all periods, were 6.93% and 7.29% respectively, while weighted-average levels of borrowings were $20.6 billion and $29.2 billion, respectively. Interest expense for 2001 increased as a result of higher debt levels from the May 2001 bond offering and debt acquired in the Intermedia merger.

            Capitalized interest for 2001 was $498 million versus $495 million for 2000. We expect capitalized interest for 2002 to decline by approximately $40-$60 million as a result of lower capital expenditure construction. However, continued debt reduction and interest rate management should partially offset the impact of lower capitalized interest on interest expense for 2002.

            MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous income for 2001 was $412 million or 1.2% of revenues compared to $385 million or 1.0% of revenues for 2000. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

            PROVISION FOR INCOME TAXES. The effective income tax rate was 38.7% of income before taxes for 2001 and 40% for 2000. See note 9 of our notes to consolidated financial statements for a reconciliation of the statutory federal rate for income taxes to our effective income tax rate.

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

            NET INCOME APPLICABLE TO COMMON SHAREHOLDERS. For 2001, we reported net income applicable to common shareholders of $1.4 billion as compared to $4.1 billion for 2000.

YEAR ENDED DECEMBER 31, 1999 VS.
  YEAR ENDED DECEMBER 31, 2000

            For the years ended December 31, 1999 and 2000, our revenues were as follows (dollars in millions):

                                          1999                         2000
                                -----------------------      -----------------------
                                               PERCENT                      PERCENT
                                    $          OF TOTAL          $          OF TOTAL
                                --------       --------      --------       --------
WorldCom group ...........      $ 19,736         55.0%       $ 22,755         58.2%
MCI group ................        16,172         45.0          16,335         41.8
                                --------        -----        --------        -----
                                $ 35,908        100.0%       $ 39,090        100.0%
                                ========        =====        ========        =====

            Reported revenues by category for the years ended December 31, 1999 and 2000 reflect the following changes by category (dollars in millions):

                                                                           PERCENT
                                                     1999         2000      CHANGE
                                                   -------      -------    -------
COMMERCIAL SERVICES REVENUES
   Voice ....................................      $ 7,433      $ 7,036      (5.3)
   Data .....................................        5,830        7,389      26.7
   International ............................        1,624        2,367      45.8
   Embratel, net ............................        2,772        3,508      26.6
   Internet .................................        1,554        2,455      58.0
                                                   -------      -------
TOTAL COMMERCIAL SERVICES REVENUES ..........       19,213       22,755      18.4
   Consumer .................................        7,590        7,778       2.5
   Wholesale ................................        3,943        3,388     (14.1)
   Alternative channels and small business ..        3,142        3,541      12.7
   Dial-up Internet .........................        1,497        1,628       8.8
                                                   -------      -------
TOTAL COMMUNICATIONS SERVICES REVENUES ......       35,385       39,090      10.5
   Other ....................................          523           --        --
                                                   -------      -------
TOTAL .......................................      $35,908      $39,090       8.9
                                                   =======      =======

            Commercial services revenues, which include the revenues generated from commercial voice, data, international and Internet services, for 2000 increased 18.4% to $22.8 billion versus $19.2 billion for 1999.

            Voice revenues for 2000 decreased 5.3% over 1999 on traffic growth of 6.4% as a result of federally mandated access charge reductions, noted under line costs below, that were passed through to the customer. The revenue decrease was partially offset by local voice revenue increases of 17.4% and wireless voice revenue increases of 104% for 2000. We continued to show significant percentage gains in local and wireless voice services as customers purchased "all-distance" voice services from us. However, local revenues and wireless voice revenues are still a relatively small component of total commercial voice revenues. Excluding local and wireless voice revenues, commercial voice services revenues for 2000 decreased 15.2% over 1999.

            Data revenues for 2000, increased 26.7% over 1999. The revenue growth for data services was driven by a 32.8% increase in frame relay and asynchronous transfer mode services. As of December 31, 2000, approximately 35% of data revenues were derived from frame relay and asynchronous transfer mode services. We continued to experience strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks. Additionally, as of December 31, 2000, our domestic local voice grade equivalents had increased 98% to 65.5 million versus the prior year amount.

            International revenues for 2000 increased 45.8% to $2.4 billion versus $1.6 billion for 1999. This includes a 28% increase in revenues from Europe, and a 119% increase in revenues from Asia and other areas. As of December 31, 2000, we had 21 international facility based city networks versus 17 in 1999. Additionally, during 2000 we added over 5,000 buildings for a total of over 15,000 buildings connected on the international networks.

            Embratel revenues for 2000 increased 26.6% to $3.5 billion versus $2.8 billion for 1999 as a result of a higher number of fixed phone lines and cellular devices in service within Brazil.

            Internet revenues for 2000 increased 58.0% over 1999. Growth was driven by demand for dedicated circuits as business customers migrated their data networks and applications to Internet-based technologies with greater amounts of bandwidth.

            Consumer revenues for 2000 increased 2.5% over 1999 as the MCI group's partner marketing programs helped to drive Dial-1 product gains. Consumer revenue growth was impacted by declines in transaction brands and calling card services, which were pressured by increasing wireless substitution, and 10-10-321, which the MCI group no longer actively markets.

            Wholesale revenues for 2000 decreased 14.1% versus 1999 as a result of price pressure. Wholesale revenues for 2000 were also impacted by proactive fourth quarter 2000 revenue actions which had the effect of reducing wholesale revenues by approximately $90 million in the fourth quarter of 2000. These actions were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation.

            Alternative channels and small business revenues for 2000 increased 12.7% over 1999. This increase is primarily attributable to internal growth for wholesale alternative channel voice revenues. We expect that pricing pressures in the wholesale and small business markets will negatively affect revenue growth and gross margins in this area and this level of growth will decline in the foreseeable future as a result of these services being de-emphasized as we shift the MCI group's focus from revenue growth to cash generation.

            Dial-up Internet revenue growth for 2000 was 8.8% over 1999. Our dial access network has grown 71% to over 2.8 million modems as of December 31, 2000, compared with 1999. Additionally, Internet connect hours increased 54.8% to 6.5 billion hours for 2000 versus 1999. These network usage increases were offset by pricing pressure on dial-up Internet traffic as a result of contract repricings in the second quarter of 2000, which lowered average revenue per hour by 25% for 2000 versus 1999.

            Other revenues which, prior to April 1999, consisted of the operations of SHL Systemhouse Corp. and SHL Systemhouse Co., were $523 million for 1999. SHL provided information technology services including outsourcing, information technology consulting, systems integration, private network management, technology development and applications and systems development. In April 1999, we completed the sale of SHL to Electronic Data Systems Corporation for $1.6 billion.

            LINE COSTS. For the years ended December 31, 1999 and 2000, our line costs were as follows (dollars in millions):

                                          1999                         2000
                                -----------------------      -----------------------
                                               PERCENT                      PERCENT
                                    $          OF TOTAL          $          OF TOTAL
                                --------       --------      --------       --------
WorldCom group ...........      $  7,905         53.6%       $  8,745         56.6%
MCI group ................         7,087         48.1           7,177         46.4
Intergroup eliminations ..          (253)        (1.7)           (460)        (3.0)
                                --------        -----        --------        -----
                                $ 14,739        100.0%       $ 15,462        100.0%
                                ========        =====        ========        =====

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

            SELLING, GENERAL AND ADMINISTRATIVE. For the years ended December 31, 1999 and 2000, our selling, general and administrative expenses were as follows (dollars in millions):

                                          1999                         2000
                                -----------------------      -----------------------
                                               PERCENT                      PERCENT
                                    $          OF TOTAL          $          OF TOTAL
                                --------       --------      --------       --------
WorldCom group ...........      $  4,195         47.0%       $  5,689         53.7%
MCI group ................         5,071         56.7           5,162         48.7
Intergroup eliminations ..          (331)        (3.7)           (254)        (2.4)
                                --------        -----        --------        -----
                                $  8,935        100.0%       $ 10,597        100.0%
                                ========        =====        ========        =====

            Selling, general and administrative expenses for 2000 were $10.6 billion or 27.1% of revenues as compared to $8.9 billion or 24.9% of revenues for the year ended December 31, 1999.

            Selling, general and administrative expenses for 2000 include a $93 million pre-tax charge associated with the termination of the Sprint Corporation merger agreement, including regulatory, legal, accounting and investment banking fees and other costs, and a $685 million pre-tax charge associated with specific domestic and international wholesale accounts that were no longer deemed collectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. We maintain general uncollectible reserves based on historical experience, and specific reserves for items such as bankruptcies, litigation and contractual settlements that are established in the period in which the settlement is both estimable and probable. During the third quarter of 2000, an unprecedented number of our wholesale customers either filed for bankruptcy or changed their status in bankruptcy from reorganization to liquidation. This, combined with the third quarter 2000 declines in stock prices for many companies in the telecommunications industry and the overall tightening of the capital markets, which limited the access of many telecommunications providers to the necessary capital to continue operations, led to our specific write-off of such accounts. Prior to the third quarter 2000 events, the general uncollectible reserves were, in our view, adequate. Additionally, under contractual arrangements with traditional local phone companies and other competitive local exchange carriers, we billed the traditional local phone companies and competitive local exchange carriers for traffic originating on the traditional local phone company's or competitive local exchange carrier's networks and terminating on our network. The traditional local phone companies and competitive local exchange carriers have historically disputed these billings, although the collectibility of these billings had continued to be affirmed by public service commission and FCC rulings and by the full payment from a traditional local phone company of the largest past due amount. However, during the third quarter of 2000, court rulings and Congressional discussions led to our negotiation and settlement with certain traditional local phone companies and competitive local exchange carriers for these outstanding receivables. Based on the outcome of these negotiations, we recorded a specific provision for the associated uncollectible amounts.

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

            DEPRECIATION AND AMORTIZATION. For the years ended December 31, 1999 and 2000, WorldCom's depreciation and amortization expense was as follows (dollars in millions):

                                          1999                         2000
                                -----------------------      -----------------------
                                               PERCENT                      PERCENT
                                    $          OF TOTAL          $          OF TOTAL
                                --------       --------      --------       --------
WorldCom group ...........      $  3,013         69.2%       $  3,280         67.3%
MCI group ................           757         17.4             884         18.1
Intergroup eliminations ..           584         13.4             714         14.6
                                --------        -----        --------        -----
                                $  4,354        100.0%       $  4,878        100.0%
                                ========        =====        ========        =====

            Depreciation and amortization expense for 2000 increased to $4.9 billion or 12.5% of revenues from $4.4 billion or 12.1% of revenues for 1999. This increase primarily reflects additional depreciation associated with increased capital expenditures.

            INTEREST EXPENSE. Interest expense for 2000 was $970 million or 2.5% of revenues as compared to $966 million or 2.7% of revenues for 1999. For 2000 and 1999, weighted-average annual interest rates on our long-term debt were 7.28% and 7.23% respectively, while weighted-average levels of borrowings were $21.6 billion and $19.1 billion, respectively.

            Interest expense for 2000 was favorably impacted by increased construction activity and the associated interest capitalization, offset in part by higher weighted-average levels of borrowings and higher interest rates on our variable rate debt and 2000 public debt offerings. Interest expense for 2000 was also favorably impacted as a result of SHL sale proceeds, investment sale proceeds and proceeds from the increase in our receivables purchase program in the third quarter of 1999 used to repay indebtedness under our credit facilities and commercial paper program.

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

ATTRIBUTION AND ALLOCATION OF ASSETS, LIABILITIES, REVENUES AND EXPENSES BETWEEN
  THE WORLDCOM GROUP AND THE MCI GROUP

            The following is a discussion of the methods used to attribute and allocate property and equipment, revenues, line costs, shared corporate services, intangible assets and financing arrangements to the WorldCom group and the MCI group. These methods have been consistently applied for the years ended December 31, 1999, 2000 and 2001. Additionally, our management believes that the cost allocations outlined below are equitable and provide a reasonable estimate of the costs attributable to each group.

            PROPERTY AND EQUIPMENT. Property and equipment was attributed to the WorldCom group and the MCI group based on specific identification consistent with the assets necessary to support the continuing operations of the businesses attributed to the respective groups. The balances of property and equipment attributed to each of the groups as of December 31, 2001 are as follows:

                                            WORLDCOM         MCI
                                              GROUP          GROUP        WORLDCOM
                                              -----          -----        --------
                                                         (IN MILLIONS)
Transmission equipment ...............      $ 23,369       $    445       $ 23,814
Communications equipment .............         5,434          2,444          7,878
Furniture, fixtures and other ........        10,583            680         11,263
Construction in progress .............         5,576            130          5,706
                                            --------       --------       --------
                                              44,962          3,699         48,661
Accumulated depreciation .............        (8,170)        (1,682)        (9,852)
                                            --------       --------       --------
                                            $ 36,792       $  2,017       $ 38,809
                                            ========       ========       ========

            REVENUES. Revenues have been attributed to the WorldCom group and the MCI group based on specific identification of the lines of business that are attributed to the two groups.

            LINE COSTS. Allocated line costs and related liabilities include the costs of the fiber optic systems attributed to the WorldCom group and the costs of the business voice switched services attributed to the MCI group. Line costs have been attributed to the WorldCom group and the MCI group predominantly based on specific identification of network usage by that group. Where determinations based on specific usage alone were impractical, we used other allocation methods, including methods based on the total revenues generated by each group.

            SHARED CORPORATE SERVICES. A portion of our shared corporate services and related balance sheet amounts (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) has been attributed to the WorldCom group or the MCI group based upon identification of such services specifically benefiting such group. Where determinations based on specific usage alone have been impractical, we used other allocation methods that we believe are fair, including methods based on such factors as the number of employees and total line costs or revenues generated by each group.

            ALLOCATION OF INTANGIBLE ASSETS. Intangible assets include the excess consideration paid over the fair value of net tangible assets acquired by us in business combinations accounted for under the purchase method and include goodwill, channel rights, developed technology and tradenames. These assets have been attributed to the respective groups based on specific identification and where acquired companies have been divided between the WorldCom group and the MCI group, the intangible assets have been allocated based on the respective fair values at the date of purchase of the related operations attributed to each group. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the intangible assets attributable to the WorldCom group and the MCI group.

            All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group will be allocated an expense, and the WorldCom group will be allocated a corresponding decrease in depreciation and amortization expense, for the use of the MCI tradenames for the next four years based on the following schedule:

                              2002: $30.0 million
                              2003: $35.0 million
                              2004: $40.0 million
                              2005: $45.0 million

            Any renewal or termination of use of the MCI tradename by the MCI group will be subject to the general policy that our board of directors will act in the best interests of WorldCom. For each of the years ended December 31, 1999, 2000 and 2001, depreciation and amortization expense associated with the MCI tradenames allocated to the WorldCom group was decreased by $27.5 million per annum for use of the MCI tradenames by the MCI group.

            Goodwill and other intangibles assigned or allocated to the WorldCom group and the MCI group as of December 31, 2001 are as follows:

                                      WORLDCOM         MCI
                                        GROUP          GROUP        WORLDCOM
                                        -----          -----        --------
                                                   (IN MILLIONS)
Goodwill .......................      $ 40,551       $  9,274       $ 49,825
Tradenames .....................         1,112             --          1,112
Developed technology ...........         1,590            510          2,100
Other intangibles ..............         3,414          1,443          4,857
                                      --------       --------       --------
                                        46,667         11,227         57,894
Accumulated amortization .......        (5,849)        (1,508)        (7,357)
                                      --------       --------       --------
                                      $ 40,818       $  9,719       $ 50,537
                                      ========       ========       ========

            FINANCING ARRANGEMENTS. As of January 1, 1999, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and the remainder of our debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, management considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation was equitable and supportable by both the WorldCom group and the MCI group. The debt allocated to the MCI group bears interest at a rate indicative of the rate at which the MCI group would borrow from third parties if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Interest rates will be calculated on a quarterly basis. Debt allocated to the MCI group bears an interest rate equal to the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. Interest allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense charged to the MCI group. Subsequent to the recapitalization, each group's allocated debt increases or decreases by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, dividend payments, share repurchases and other financing activities.

            As of December 31, 2001, our receivables purchase program consisted of a $3.7 billion pool of receivables in which the purchaser owned an undivided interest, including $2.0 billion sold. The WorldCom group was allocated $2.8 billion of the pool and $1.7 billion of the sold receivables. The MCI group was allocated the balance. The receivables sold were assigned based on specific identification where practical, or allocated based on total revenues. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the receivables attributable to the groups.

WORLDCOM GROUP RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated the WorldCom group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                                1999                     2000                     2001
                                                        --------------------     --------------------     --------------------
Revenues ............................................   $ 19,736       100.0%    $ 22,755       100.0%    $ 21,348       100.0%
Line costs ..........................................      7,905        40.1        8,745        38.4        8,120        38.0
Selling, general and administrative .................      4,195        21.3        5,689        25.0        6,058        28.4
Depreciation and amortization .......................      3,013        15.3        3,280        14.4        4,121        19.3
Other charges .......................................         (8)         --           --          --           --          --
                                                        --------       -----     --------       -----     --------       -----
Operating income ....................................      4,631        23.5        5,041        22.2        3,049        14.3
Other income (expense):
     Interest expense ...............................       (460)       (2.3)        (458)       (2.0)      (1,029)       (4.8)
     Miscellaneous ..................................        237         1.2          385         1.7          412         1.9
                                                        --------       -----     --------       -----     --------       -----
Income before income taxes, minority interests and
     cumulative effect of accounting ................      4,408        22.3        4,968        21.8        2,432        11.4
Provision for income taxes ..........................      1,856         9.4        1,990         8.7          943         4.4
                                                        --------       -----     --------       -----     --------       -----
Income before minority interests and cumulative
     effect of accounting change ....................      2,552        12.9        2,978        13.1        1,489         7.0
Minority interests ..................................       (186)       (0.9)        (305)       (1.3)          35         0.2
Cumulative effect of accounting change ..............         --          --          (75)       (0.3)          --          --
Distributions on other mandatorily redeemable
      preferred securities and other preferred
      dividend requirements .........................         72         0.4           65         0.3          117         0.5
                                                        --------       -----     --------       -----     --------       -----
Net income ..........................................   $  2,294        11.6%    $  2,533        11.1%    $  1,407         6.6%
                                                        ========       =====     ========       =====     ========       =====

YEAR ENDED DECEMBER 31, 2000 VS.
  YEAR ENDED DECEMBER 31, 2001

            REVENUES. Reported revenues by category for 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                                         PERCENT
                                                  2000        2001       CHANGE
                                                 -------     -------     -------
COMMERCIAL SERVICES REVENUES
   Voice ....................................    $ 7,036     $ 6,591      (6.3)%
   Data .....................................      7,389       8,620      16.7
   International ............................      2,367       2,977      25.8
   Embratel, net ............................      3,508          --    (100.0)
   Internet .................................      2,455       3,160      28.7
                                                 -------     -------
TOTAL COMMERCIAL SERVICES REVENUES ..........    $22,755     $21,348      (6.2)
                                                 =======     =======

            WorldCom group revenues for 2001 were $21.3 billion versus $22.8 billion for 2000. As previously indicated, during the second quarter of 2001, we took steps to restructure our investment in Embratel which resulted in the deconsolidation of Embratel effective January 1, 2001. Excluding Embratel from the 2000 periods, WorldCom group revenues for 2001 increased 10.9% versus 2000.

            Voice revenues for 2001 decreased 6.3% over 2000 on traffic growth of 2.6%. The revenue decreases were partially offset by wireless voice revenue increases of 32.6% for 2001. Excluding wireless voice revenues, commercial voice revenues decreased 12.7% over 2000.

            Data revenues for 2001 increased 16.7% over 2000. For the year ended December 31, 2001, approximately 32% of data revenues were derived from frame relay and asynchronous transfer mode services, where we experienced demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks during the period. At the same time, we continued to experience strong price pressure for data services in our emerging markets due to competition and the general decline in economic condition of our customers, which we expect to continue in the foreseeable future.

            International revenues for 2001 increased 25.8% to $3.0 billion versus $2.4 billion, excluding Embratel, for 2000. Geographically, Europe grew 18.4% and Asia Pacific and other areas grew 43.9% for 2001. These increases were partially offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $160 million in 2001. Although our mix improved towards a more profitable blend of data versus voice, and retail versus wholesale, our international business continues to experience significant price pressure on its products.

            Internet revenues for 2001 increased 28.7% over 2000. Growth was driven by demand for dedicated circuits as business customers continue to migrate their data networks and applications to Internet-based technologies requiring greater amounts of bandwidth. Additionally, Internet revenues for 2001 included $58 million of Digex revenues, net of intercompany eliminations, as a result of the Intermedia merger. During 2001, we began to introduce our new managed hosting products and virtual private networks on public and shared environments. We expect these products, which are in the initial phases of their life cycle, to gradually contribute to our revenue growth over the next several quarters. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

            LINE COSTS. Line costs as a percentage of revenues for 2001 decreased to 38.0% as compared to 38.4% reported for 2000. Excluding Embratel in 2000, line costs would have been $7.1 billion, or 37.0% of revenues for 2000. The increase as a percentage of revenues excluding Embratel, reflects the pricing pressure in the data, international and Internet markets. Line costs were partially offset by foreign currency exchange fluctuations which had the effect of reducing line costs as a percentage of revenues by more than one-half of a percentage point for 2001, and by increased data and dedicated Internet traffic over our own facilities, which positively affected line costs as a percentage of revenues by almost three-fourths of one percentage point for 2001.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 2001 were $6.1 billion or 28.4% of revenues as compared to $5.7 billion or 25.0% of revenues for the prior year period. Selling, general and administrative expenses for 2000 include a $340 million pre-tax charge associated with specific domestic and international wholesale accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000 and a $93 million pre-tax charge associated with the termination of the Sprint Corporation merger agreement. Selling, general and administrative expenses for 2001 include pre-tax costs of $742 million related to the write-off of investments in certain publicly traded and privately held companies, $12 million as a result of the costs associated with the tracking stock capitalization and $159 million associated with domestic and international severance packages and other costs related to our 2001 workforce reductions. Excluding these charges and Embratel in 2000, selling, general and administrative expenses as a percentage of revenues would have been 24.1% for 2001 versus 22.5% for 2000.

            The increase in selling, general and administrative expenses for 2001 includes increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development.

            Selling, general and administrative expenses were offset in part by foreign currency exchange fluctuations which had the effect of reducing selling, general and administrative expenses as a percentage of revenues by less than one-half of a percentage point for 2001. Additionally, domestic and international workforce reductions in the first and fourth quarters of 2001 helped to stabilize selling, general and administrative costs during the remainder of the year.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 2001 increased to $4.1 billion or 19.3% of revenues from $3.3 billion or 14.4% of revenues for 2000. Excluding Embratel in 2000, depreciation and amortization would have been $2.8 billion or 14.5% of revenues for 2000. The increase reflects increased depreciation associated with 2000 and 2001 capital expenditures as well as increased depreciation associated with the assets acquired in the Intermedia merger. Beginning January 1, 2002, the WorldCom group stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames in accordance with SFAS No. 142. Based on current levels of such assets, this will reduce the WorldCom group's amortization expense by approximately $1.0 billion annually.

            INTEREST EXPENSE. Interest expense for 2001 was $1.0 billion or 4.8% of revenues as compared to $458 million or 2.0% of revenues for 2000. Excluding Embratel in 2000, interest expense would have been $502 million, or 2.6% of revenues for 2000. Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group was allocated interest based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent.

            Capitalized interest for 2001 was $498 million versus $495 million for 2000. We expect capitalized interest for 2002 to decline by approximately $40 - $60 million as a result of lower capital expenditure construction. However, continued debt reduction and interest rate management should partially offset the impact of lower capitalized interest on interest expense for 2002.

            MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous income for 2001 was $412 million, or 1.9% of revenues as compared to $385 million, or 1.7% of revenues for 2000. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items.

            PROVISION FOR INCOME TAXES. The effective income tax rate was 38.8% of income before taxes for 2001 and 40.1% for 2000. See note 10 to the WorldCom group's combined financial statements for a reconciliation of the statutory federal rate for income taxes to the WorldCom group's effective income tax rate.

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

            NET INCOME. For 2001, the WorldCom group reported net income of $1.4 billion as compared to $2.5 billion for 2000. Pro forma diluted income per common share for 2001 was $0.48 compared to income per common share of $0.87 for 2000. Pro forma diluted income per share assumes the recapitalization occurred at the beginning of 2000 and that the WorldCom group stock and MCI group stock existed for all periods presented.

YEAR ENDED DECEMBER 31, 1999 VS.
   YEAR ENDED DECEMBER 31, 2000

            REVENUES. Revenues for 2000 increased 15.3% to $22.8 billion versus $19.7 billion for 1999. The increase in total revenues is attributable to internal growth of the WorldCom group.

            Reported revenues by category for the years ended December 31, 1999 and 2000 reflect the following changes by category (dollars in millions):

                                                                          PERCENT
                                                     1999        2000     CHANGE
                                                   -------     -------    -------
COMMERCIAL SERVICES REVENUES
   Voice .....................................     $ 7,433     $ 7,036     (5.3)
   Data ......................................       5,830       7,389     26.7
   International .............................       1,624       2,367     45.8
   Embratel, net .............................       2,772       3,508     26.6
   Internet ..................................       1,554       2,455     58.0
                                                   -------     -------
TOTAL COMMERCIAL SERVICES REVENUES ...........      19,213      22,755     18.4
    Other ....................................         523          --       --
                                                   -------     -------
TOTAL ........................................     $19,736     $22,755     15.3
                                                   =======     =======

            Voice revenues for 2000 decreased 5.3% over 1999 on traffic growth of 6.4% as a result of federally mandated access charge reductions, noted under line costs below, that were passed through to the customer. The revenue decrease was partially offset by local voice revenue increases of 17.4% and wireless voice revenue increases of 104% for 2000. We continued to show significant percentage gains in local and wireless voice services as customers purchased "all-distance" voice services from us. However, local revenues and wireless voice revenues are still a relatively small component of total commercial voice revenues. Excluding local and wireless voice revenues, commercial voice services revenues for 2000 decreased 15.2% over 1999.

            Data revenues for 2000, increased 26.7% over 1999. The revenue growth for data services was driven by a 32.8% increase in frame relay and asynchronous transfer mode services. As of December 31, 2000, approximately 35% of data revenues were derived from frame relay and asynchronous transfer mode services. We continued to experience strong demand for capacity increases across the product set as businesses moved more of their mission-critical applications to their own networks. Additionally, as of December 31, 2000, our domestic local voice grade equivalents had increased 98% to 65.5 million versus the prior year amount.

            International revenues for 2000 increased 45.8% to $2.4 billion versus $1.6 billion for 1999. This includes a 28% increase in revenues from Europe, and a 119% increase in revenues from Asia and other areas. As of December 31, 2000, we had 21 international facility based city networks versus 17 in 1999. Additionally, during 2000 we added over 5,000 buildings for a total of over 15,000 buildings connected on the international networks.

            Embratel revenues for 2000 increased 26.6% to $3.5 billion versus $2.8 billion for 1999 as a result of a higher number of fixed phone lines and cellular devices in service within Brazil.

            Internet revenues for 2000 increased 58.0% over 1999. Growth was driven by demand for dedicated circuits as business customers migrated their data networks and applications to Internet-based technologies with greater amounts of bandwidth.

            Other revenues which, prior to April 1999, consisted of the operations of SHL, were $523 million for 1999. In April 1999, we completed the sale of SHL to Electronic Data Systems for $1.6 billion.

            LINE COSTS. Line costs as a percentage of revenues for 2000 decreased to 38.4% as compared to 40.1% reported for 1999. The overall improvement is a result of increased data and dedicated Internet traffic over WorldCom-owned facilities, which positively affected line costs as a percentage of revenues by approximately one and one-half percentage points. Additionally, access charge reductions that occurred in January 2000 and July 2000 reduced total line cost expense by approximately $95 million for 2000. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues were positively affected by more than a quarter of a percentage point.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 2000 were $5.7 billion or 25.0% of revenues as compared to $4.2 billion or 21.3% of revenues for 1999. Selling, general and administrative expenses for 2000 include a $340 million pre-tax charge associated with specific accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000, and a $93 million pre-tax charge associated with the termination of the Sprint Corporation merger agreement, including regulatory, legal, accounting and investment banking fees and other costs. Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 23.1% for 2000. Selling, general and administrative expenses for 2000 includes increased costs associated with "generation d" initiatives that include product marketing, customer care, information system and product development, employee retention costs, and costs associated with multichannel multipoint distribution service product development. These increased costs affected selling, general and administrative expense as a percentage of revenues by approximately three percentage points.

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

            CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During the fourth quarter of 2000, we implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $75 million, net of income tax benefit of $43 million for the WorldCom group.

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

MCI GROUP RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated the MCI group's statements of operations in millions of dollars and as a percentage of its revenues for the periods indicated:

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                    1999                  2000                  2001
                                                             -----------------     -----------------     -----------------
Revenues .................................................   $ 16,172    100.0%    $ 16,335    100.0%    $ 13,831    100.0%
Line costs ...............................................      7,087     43.8        7,177     43.9        7,080     51.2
Selling, general and administrative ......................      5,071     31.4        5,162     31.6        5,348     38.7
Depreciation and amortization ............................        757      4.7          884      5.4          938      6.8
                                                             --------    -----     --------    -----     --------    -----
Operating income .........................................      3,257     20.1        3,112     19.1          465      3.4

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                    1999                  2000                  2001
                                                             -----------------     -----------------     -----------------
Other income (expense):
     Interest expense ....................................       (506)    (3.1)        (512)    (3.1)        (504)    (3.6)
     Miscellaneous .......................................          5       --           --       --           --       --
                                                             --------    -----     --------    -----     --------    -----
Income (loss) before income taxes and cumulative effect
     of accounting change ................................      2,756     17.0        2,600     15.9          (39)    (0.3)
Income tax expense (benefit) .............................      1,109      6.9        1,035      6.3          (16)    (0.1)
                                                             --------    -----     --------    -----     --------    -----
Income (loss) before cumulative effect
    of accounting change .................................      1,647     10.2        1,565      9.6          (23)    (0.2)
Cumulative effect of accounting change ...................         --       --          (10)    (0.1)          --       --
                                                             --------    -----     --------    -----     --------    -----
Net income (loss) ........................................   $  1,647     10.2%    $  1,555      9.5%    $    (23)    (0.2)%
                                                             ========    =====     ========    =====     ========    =====

YEAR ENDED DECEMBER 31, 2000 VS.
   YEAR ENDED DECEMBER 31, 2001

            REVENUES. Revenues for 2001 decreased 15.3% to $13.8 billion versus $16.3 billion for 2000. The decrease in total revenues is primarily attributable to consumers' substitution of wire line services with wireless and e-mail, and proactive revenue initiatives resulting in services being de-emphasized as we shift the MCI group's focus from revenue growth to cash generation.

            Reported revenues by category for 2000 and 2001 reflect the following changes by category (dollars in millions):

                                                                          PERCENT
                                                         2000     2001     CHANGE
                                                       -------   -------  -------
Consumer ...........................................   $ 7,778   $ 7,227    (7.1)
Wholesale ..........................................     3,388     2,641   (22.0)
Alternative channels and small business ............     3,541     2,427   (31.5)
Dial-up Internet ...................................     1,628     1,536    (5.7)
                                                       -------   -------
TOTAL ..............................................   $16,335   $13,831   (15.3)
                                                       =======   =======

            Consumer revenues for 2001 decreased 7.1% over 2000. The majority of this decrease is attributed to decreases in calling card, dial around and dial-1 revenues as a result of consumers' substitution of wire line services with wireless and e-mail. Our consumer local initiatives continued to perform well as consumer local revenues increased approximately 180% for 2001 versus 2000.

            Wholesale revenues for 2001 decreased 22.0% over 2000. The wholesale market continued to be extremely price competitive and this, in addition to bankruptcies, a reduction in private line circuits related to customer internal network consolidation and the impact of the September 11th attacks, contributed to the year-over-year decrease. Wholesale revenues during 2001 were also impacted by proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation.

            Alternative channels and small business revenues for 2001 decreased 31.5% over 2000. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. These decreases are attributed to pricing pressures in the wholesale and small business markets which negatively affected revenue growth and gross margins in this area, and proactive initiatives to de-emphasize services with unacceptable gross margins as we shift the MCI group's focus from revenue growth to cash generation.

            Dial-up Internet revenues for 2001 decreased 5.7% over 2000. Our dial access network has grown 12.7% to approximately 3.2 million modems as of December 31, 2001, compared with the prior year period. Additionally, Internet connect hours increased 9.3% to 7.1 billion hours for 2001 versus 2000. These network usage increases were more than offset by pricing pressure resulting from the impact of volume discounts, which lowered average revenue per hour by approximately 17% for 2001 versus 2000.

            LINE COSTS. Line costs as a percentage of revenues for 2001 increased to 51.2% as compared to 43.9% reported for 2000. The increase was primarily the result of continued competitive pricing in the dial-up Internet business as noted above, which experienced a 17% decrease in dial-up revenues per hour for 2001 versus 2000. Additionally, line costs as a percentage of revenues increased as a result of pricing pressure in the wholesale markets as well as the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 2001 were $5.3 billion or 38.7% of revenues as compared to $5.2 billion or 31.6% of revenues for the prior year period. Selling, general and administrative expenses for 2000 include a $345 million pre-tax charge associated with specific wholesale accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. Selling, general and administrative expenses for 2001 include pre-tax costs of $123 million related to the write-off of investments in certain publicly traded and privately held companies, $11 million as a result of the costs associated with the tracking stock capitalization and $48 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these costs, selling, general and administrative expenses as a percentage of revenues were 37.4% for 2001 versus 29.5% for 2000.

            The increase in selling, general and administrative expenses can be attributed to proactive initiatives to de-emphasize specific wholesale services revenues with unacceptable gross margins which began in the fourth quarter of 2000. These actions resulted in lower revenues, as discussed above, but had no immediate effect on selling, general and administrative expenses for both the wholesale and alternative channels. Workforce reductions in the first quarter of 2001 have helped to stabilize selling, general and administrative expenses since the second quarter of 2001.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 2001 increased to $938 million or 6.8% of revenues from $884 million or 5.4% of revenues for 2000. The increase primarily reflects additional depreciation associated with 2000 and 2001 capital expenditures. Beginning January 1, 2002, MCI group stopped amortizing intangible assets with indefinite useful lives, including goodwill in accordance with SFAS No. 142. Based on current levels of such assets, this will reduce MCI group's amortization expense by approximately $300 million annually.

            INTEREST EXPENSE. Interest expense for 2001 was $504 million or 3.6% of revenues as compared to $512 million or 3.1% of revenues for 2000. Interest expense on borrowings incurred by WorldCom and allocated to the MCI group was based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 1999, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group. During 2001, the MCI group repaid $495 million of the notionally allocated debt and as of December 31, 2001 the MCI group's long-term debt balance was $5.5 billion.

            INCOME TAX BENEFIT. The effective income tax rate was 41.0% of loss before taxes for 2001 versus 39.8% of income before taxes for 2000. See note 8 to the MCI group's combined financial statments for a reconciliation of the statutory federal rate for income taxes to the MCI group's effective income tax rate.

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

            NET INCOME (LOSS). For 2001, the MCI group reported a net loss of $23 million as compared to net income of $1.6 billion for 2000. Pro forma diluted loss per common share for 2001 was $0.20 compared to income per common share of $13.52 for 2000. Pro forma diluted income per share assumes the recapitalization occurred at the beginning of 2000 and that the WorldCom group stock and MCI group stock existed for all periods presented.

YEAR ENDED DECEMBER 31, 1999 VS.
   YEAR ENDED DECEMBER 31, 2000

            REVENUES. Revenues for 2000 increased 1.0% to $16.3 billion versus $16.2 billion for 1999. The increase in total revenues is attributable to internal growth of the MCI group.

            Reported revenues by category for the year ended December 31, 1999 and 2000 reflect the following changes by category (dollars in millions):

                                                                           PERCENT
                                                     1999        2000       CHANGE
                                                   -------     -------     -------
Consumer .....................................     $ 7,590     $ 7,778        2.5
Wholesale ....................................       3,943       3,388      (14.1)
Alternative channels and small business ......       3,142       3,541       12.7
Dial-up Internet .............................       1,497       1,628        8.8
                                                   -------     -------
Total revenues ...............................     $16,172     $16,335        1.0
                                                   =======     =======

            Consumer revenues for 2000 increased 2.5% over 1999, as the MCI group's partner marketing programs helped to drive Dial-1 product gains. Consumer revenue growth was impacted by declines in transaction brands and calling card services, which were pressured by increasing wireless substitution, and 10-10-321, which the MCI group no longer actively markets.

            Wholesale revenues for 2000 decreased 14.1% versus 1999 as a result of price pressure. Wholesale revenues for 2000 were also impacted by proactive fourth quarter 2000 revenue actions which had the effect of reducing wholesale revenues by approximately $90 million in the fourth quarter of 2000. These actions were made to improve the quality of the wholesale revenue stream as we shift the MCI group's focus from revenue growth to cash generation.

            Alternative channels and small business revenues for 2000 increased 12.7% over 1999. This increase is primarily attributable to internal growth for wholesale alternative channel voice revenues. We expect that pricing pressures in the wholesale and small business markets will negatively affect revenue growth and gross margins in this area and this level of growth will decline in the foreseeable future as a result of these services being de-emphasized as we shift the MCI group's focus from revenue growth to cash generation.

            Dial-up Internet revenue growth for 2000 was 8.8% over 1999. Our dial access network has grown 71% to over 2.8 million modems as of December 31, 2000, compared with 1999. Additionally, Internet connect hours increased 54.8% to 6.5 billion hours for 2000 versus the prior year. These network usage increases were offset by pricing pressure on dial-up Internet traffic as a result of contract repricings in the second quarter of 2000, which lowered average revenue per hour by 25% for 2000 versus 1999.

            LINE COSTS. Line costs as a percentage of revenues for 2000 increased to 43.9% as compared to 43.8% reported for the prior year period. The increase was primarily the result of contract repricings in the dial-up Internet business as noted above and continued competitive pricing on the dial-up Internet business which effectively held the average cost per hour constant although average dial-up Internet revenues per hour decreased by 25%. Additionally, access charge reductions that occurred in January 2000 and July 2000 reduced total line costs by approximately $150 million for 2000. While access charge reductions were primarily passed through to customers, line costs as a percentage of revenues was positively affected by one-half of a percentage point.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 2000 were $5.2 billion or 31.6% of revenues as compared to $5.1 billion or 31.4% of revenues for the prior year period. Selling, general and administrative expenses for 2000 include a $345 million pre-tax charge associated with specific wholesale accounts that were deemed uncollectible due to bankruptcies, litigation and settlements of contractual disputes that occurred in the third quarter of 2000. Excluding this charge, selling, general and administrative expenses as a percentage of revenues were 29.5% for 2000. This decrease as a percentage of revenues primarily results from lower advertising and marketing costs incurred in the consumer business.

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

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2001, our total debt, net of cash and cash equivalents, was $28.8 billion. Additionally, at December 31, 2001, we had available liquidity of $9.4 billion under our credit facilities and commercial paper program and cash on hand.

            As of January 1, 1999, the MCI group was notionally allocated $6.0 billion of WorldCom's debt and the remaining outstanding debt was notionally allocated to the WorldCom group. WorldCom management has a wide degree of discretion over the cash management policies of both the WorldCom group and the MCI group. Cash generated by either group can be transferred to the other group without prior approval of WorldCom's shareholders. Due to the discretion possessed by management over the cash management policies of both groups, including the timing and decision of whether to finance capital expenditures, it may be difficult to assess each group's liquidity and capital resource needs, and, in turn, the future prospects of each group based on past performance. For 2001, the MCI group generated sufficient cash to repay $495 million of its allocated notional debt and pay $71 million for dividends on MCI group stock.

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

            The Existing Facility and the Multi-Year Facility mature on June 30, 2002 and June 8, 2006, respectively. The 364-Day Facility has a 364-day term, which may be extended for successive 364-day terms to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding 51% of the committed amounts consent and so long as the final maturity date does not extend beyond June 8, 2006. Additionally, we may elect to convert the principal debt outstanding under the 364-Day Facility to a term loan maturing no later than one year after the conversion date, so long as the final maturity date does not extend beyond June 8, 2006. The Existing Facility is subject to annual commitment fees not to exceed 0.25% of any unborrowed portion of the facilities, and the current commitment fee is 0.11%. WorldCom does not intend to replace the Existing Facility when it matures on June 30, 2002. The 364-Day Facility and the Multi-Year Facility are subject to annual facility fees not to exceed 0.20% or 0.25%, respectively, of the average daily commitment under each such facility (whether used or unused). The current commitment fee on the 364-Day Facility is 0.07% and the current commitment fee on the Multi-Year Facility is 0.09%.

            The credit facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by us under the terms of the credit facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing generally varies from 0.35% to 0.75%, and is currently set at 0.35%, as to loans under the Existing Facility, from 0.29% to 0.80%, and is currently set at 0.33% as to loans under the 364-Day Facility and 0.27% to 0.75%, and is currently set at 0.31% as to loans under the Multi-Year Facility, in each case based upon our then current debt ratings.

            The credit facilities are unsecured and require compliance with various covenants including a financial covenant based on the ratio of total debt to total book capitalization, which may not exceed 0.68 to 1.00, calculated on a consolidated basis. The credit facilities also require compliance with various operating covenants which, among other things, permit the following transactions so long as we are not in default thereunder:

      o     distributions to shareholders;

      o the incurrence of additional indebtedness, except that newly secured debt or the total debt of the covered subsidiaries, cannot exceed 10% of the book value of the consolidated assets of WorldCom and the covered subsidiaries; and

      o sales of assets in the ordinary course of business and additional sales if after such sales, the aggregate book value of all such assets sold during the term of the credit facilities does not exceed 20% of the book value of the consolidated assets of WorldCom and the covered subsidiaries.

As of the date of this filing, we were in compliance with these covenants.

            On May 9, 2001, we completed the pricing of a public debt offering of approximately $11.9 billion principal amount of debt securities, based on currency exchange rates on May 8, 2001. The net proceeds of $11.7 billion have been or will be used for general corporate purposes, including the repayment of commercial paper and other debt repayments as outlined below. The public debt offering consisted of the following series of notes:

                                PRINCIPAL                                  INTEREST                 FIRST
                                  AMOUNT                MATURITY           PAYABLE              INTEREST DATE
                           ------------------------------------------------------------------------------------
6.50% Notes due 2004       $1.5 billion               May 15, 2004       Semiannually         November 15, 2001
7.50% Notes due 2011       $4.0 billion               May 15, 2011       Semiannually         November 15, 2001
8.25% Notes due 2031       $4.6 billion               May 15, 2031       Semiannually         November 15, 2001
6.75% Notes due 2008       (euro)1.25 billion         May 15, 2008         Annually             May 15, 2002
7.25% Notes due 2008       (pound)500 million         May 15, 2008         Annually             May 15, 2002

            All of the notes, except for the 6.50% Notes due 2004 are redeemable, as a whole or in part, at our option, at any time or from time to time, at respective redemption prices equal to the greater of 100% of the principal amount of the notes to be redeemed or:

      o In the case of the U.S. dollar notes, the sum of the present values of the Remaining Scheduled Payments, as defined therein, discounted, on a semiannual basis, assuming a 360-day year consisting of twelve 30-day months, at the Treasury Rate, as defined therein, plus:

            o     30 basis points for the Notes due 2011, and

            o     35 basis points for the Notes due 2031;

      o In the case of the euro notes, the sum of the present values of the Remaining Scheduled Payments, as defined therein, discounted, on an annual basis (based on the actual number of days elapsed divided by 365 or 366, as the case may be), at the Reference Euro Dealer Rate, as defined therein, plus 25 basis points; and

      o In the case of the sterling notes, the price expressed as a percentage (rounded to three decimal places, with .0005 being rounded up) at which the Gross Redemption Yield, as defined therein, on the outstanding principal amount of the notes on the Reference Date, as defined therein, is equal to the Gross Redemption Yield (determined by reference to the middle-market price) at 3:00 p.m. (London time) on that date on the Benchmark Gilt, as defined therein, plus 25 basis points;

plus, in the case of the U.S. dollar notes, the euro notes and the sterling notes, accrued interest to the date of redemption which has not been paid.

            In connection with the Intermedia merger, we assumed Intermedia's outstanding debt including $1.2 billion of senior discount notes with interest rates ranging from 11.25% to 12.5%, $0.9 billion of senior notes with interest rates ranging from 8.5% to 9.5%, credit facility borrowings of $258 million and other long-term debt including capital leases of $0.6 billion. We repaid the Intermedia credit facility borrowings of $258 million and subsequently terminated Intermedia's credit facility during the third quarter of 2001. Additionally, on September 28, 2001, we redeemed all of Intermedia's 12.5% senior discount notes for $337 million. Cash balances were used to repay these amounts.

            During the third and fourth quarters of 2001, $1.5 billion of 6.125% senior notes matured, $917 million of floating rate notes matured, we redeemed all of our outstanding 8.875% senior notes due 2006 for $694 million, we retired $1.1 billion of our outstanding debt through open market debt repurchases (including $546 million of outstanding debt assumed in the Intermedia merger) and we redeemed all of our outstanding Series G preferred stock at par for $200 million. Cash balances were used to repay these amounts.

            Included in WorldCom long-term debt is a $700 million 6.125% senior note due 2012, which is a remarketable instrument. On April 15, 2002, the underwriter has an option to remarket the note and we have the option to accept the remarketing, exchange the note for new 5, 7 or 10-year notes at prevailing interest rates or redeem the note for cash. Since the note matures in 2012, it is not included in our 2002 scheduled debt maturities of $172 million.

            Additionally, in February 2002, we liquidated our remaining investment in News Corporation. We received cash proceeds of $870 million, net of $60 million for sales discounts and banking fees. The investment's book value as of December 31, 2001 was approximately $930 million. Therefore, a loss of $60 million will be recognized in miscellaneous income (expense) in the first quarter of 2002 related to this transaction.

            Our senior debt is currently rated as follows:

Rating Agency                         Rating      Outlook
--------------------------------------------------------------
Moody's Investors Service             A3          Under review
Standard & Poor's                     BBB+        Negative
Fitch Ratings                         BBB+        Stable

Any downgrade in rating will not trigger any events on our outstanding bond debt, although the cost of future bond offerings may increase. Our credit facilities contain ratings triggers affecting interest rates and our annual commitment fee, which are outlined above and are not liquidity triggers. Additionally, if WorldCom merges or consolidates with another corporation, the surviving corporation, after giving effect to the merger or consolidation, among other things, must have a then effective debt rating equal to or higher than Baa3 by Moody's and BBB- by Standard & Poor's. Further, our $2 billion receivables purchase program contains rating triggers which reduce the availability under the program, and if we are rated less than Baa3 by Moody's and less than BBB- by Standard & Poor's, or if we are not rated by either agency, then the receivables purchase program is terminated. Our management frequently communicates with the rating agencies and currently believes that a downgrade below Baa3 or BBB- is not likely.

OPERATING ACTIVITIES

            For the years ended December 31, 1999, 2000 and 2001, our cash flows from operations were as follows (dollars in millions):

                                                         1999        2000        2001
                                                       -------     -------     -------
WorldCom group ...................................     $ 7,352     $ 5,330     $ 6,605
MCI group ........................................       3,653       2,336       1,389
                                                       -------     -------     -------
     Net cash provided by operating activities ...     $11,005     $ 7,666     $ 7,994
                                                       =======     =======     =======

            The 2001 increase reflects decreases in accounts receivable and other working capital requirements, offset by lower operating results in both the WorldCom group and the MCI group. The 2000 decrease reflects increases in working capital requirements and deferred tax obligations in both the WorldCom group and the MCI group, offset by improved operating results in the WorldCom group.

INVESTING ACTIVITIES

            For the years ended December 31, 1999, 2000 and 2001, our net cash used in investing activities was as follows (dollars in millions):

                                                         1999        2000        2001
                                                       -------     -------     -------
WorldCom group ...................................     $(8,045)    $(13,612)   $(8,818)
MCI group ........................................      (1,510)        (773)      (872)
                                                       -------     --------    -------
     Net cash used in investing activities .......     $(9,555)    $(14,385)   $(9,690)
                                                       =======     ========    =======

            The WorldCom group's primary capital expenditures totaled $7.9 billion in 1999, $11.0 billion in 2000 and $7.6 billion in 2001. Primary capital expenditures include purchases of transmission, communications and other equipment. The MCI group's capital expenditures totaled $787 million in 1999, $500 million in 2000 and $267 million in 2001. The MCI group's capital expenditures include purchases of switching equipment, dial modems and messaging and other equipment.

            Investing activities include intangible asset increases at the WorldCom group of $389 million in 1999, $771 million in 2000 and $367 million in 2001, and at the MCI group of $354 million in 1999, $167 million in 2000 and $327 million in 2001. Intangible asset additions primarily represent costs incurred to develop software for internal use.

            Additionally, investing activities include acquisitions and related costs at the WorldCom group of $786 million in 1999, $14 million in 2000 and $206 million in 2001 and $292 million at the MCI group in 1999.

FINANCING ACTIVITIES

            For the years ended December 31, 1999, 2000 and 2001, cash provided by (used in) financing activities was as follows (dollars in millions):

                                                                 1999         2000         2001
                                                                -------      -------      -------
WorldCom group ............................................     $    17      $ 8,215      $ 3,080
MCI group .................................................      (2,097)      (1,592)        (551)
                                                                -------      -------      -------
     Net cash provided by (used in) financing activities ..     $(2,080)     $ 6,623      $ 2,529
                                                                =======      =======      =======

            Financing activities include net repayments on debt of $2.9 billion in 1999 and net proceeds on borrowings on debt of $6.4 billion in 2000 and $3.0 billion in 2001. Financing activities for the MCI group reflect the repayments of intergroup advances, repayment of notionally allocated debt from WorldCom and dividends paid.

            Also included in financing activities are proceeds from WorldCom's common stock issuances of $886 million in 1999, $585 million in 2000 and $124 million in 2001 as a result of WorldCom common stock option and warrant exercises.

            Distributions on company obligated mandatorily redeemable and other preferred securities and dividends paid on other equity securities were $72 million in 1999, $65 million in 2000 and $154 million in 2001. The 2001 increase represents dividends associated with our Series D, E, F and G preferred stock which was issued in connection with the Intermedia merger, and dividends paid on MCI group stock.

            In January 2000, each share of our Series C Preferred Stock was redeemed by us for $50.75 in cash, or approximately $190 million in the aggregate. Additionally, on August 20, 2001 the holder of our Series G preferred stock exercised its right to require us to redeem all of the outstanding Series G preferred stock at par for $200 million.

            In October 2001, we exercised our option to redeem all of our outstanding Series B Preferred Stock. Prior to the redemption date, substantially all of the holders of our Series B Preferred Stock elected to convert the preferred stock into 0.1460868 shares of WorldCom group stock and
0.005843472 shares of MCI group stock for each share of Series B Preferred Stock held.

            During the second quarter of 2001, we declared the initial quarterly dividend for the MCI group stock. A cash dividend of $0.60 per share of MCI group stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. Dividends of $0.60 per share of MCI group stock were also declared during the third and fourth quarters of 2001 which have been or will be paid in 2002.

            The development of our businesses and the installation and expansion of our domestic and international networks will continue to require significant capital expenditures. For 2002, the WorldCom group capital expenditures are expected to be between $5.0 and $5.5 billion and the MCI group capital expenditures and intangible (software development) spending are expected to be approximately $500 million.

            We believe that cash flow from operations and available liquidity, including our credit facilities and commercial paper program and available cash will be sufficient to meet our capital needs, debt service and dividend requirements for the next twelve months. However, economic downturns and other adverse developments, including factors beyond our control, could impair our ability to service our indebtedness.

CRITICAL ACCOUNTING POLICIES

            Our significant accounting policies are described in Note 1 to the consolidated and combined financial statements included in Item 8 of this Form 10-K. We believe some of our most critical accounting policies include:

            o estimating valuation allowances and accrued liabilities associated with revenue reserves and provisions for uncollectible accounts and pending litigation and regulatory matters;

            o     accounting for income taxes;

            o     goodwill and intangibles;

            o     valuation of long-lived and intangible assets, and goodwill;

            o estimating depreciation and amortization associated with long-lived assets; and

            o Allocation policies between the Worldcom group and the MCI group

            ESTIMATING VALUATION ALLOWANCES AND ACCRUED LIABILITIES. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities as well as the reported amounts of revenues and expenses for the periods presented. Specifically, our management must make estimates of future customer credits through the analysis of historical trends and known events. Significant management judgments and estimates must be made and used in connection with establishing the revenue reserves associated with discounts earned on special customer agreements, billing reserves for pricing changes and customer disputes. Material differences may result in the amount and timing of our revenue adjustments if management projections differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. Management specifically analyzes accounts receivable including historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2001, our accounts receivable balance was $5.3 billion, net of allowance for doubtful accounts of $1.1 billion.

            We have recorded accruals for loss contingencies in our consolidated financial statements associated with legal and regulatory proceedings that are incidental to our business. Such accruals are based on our management's estimate of the projected liability and range of loss in accordance with applicable accounting guidance. Because of the uncertainties related to both the amount and range of loss on the remaining pending matters, management is unable to make a reasonable estimate of the ultimate liability related to an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending matters and revise our estimates. The results of these various legal and regulatory matters are uncertain and could have a material adverse affect on our consolidated results of operations or financial position.

            ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimating actual current tax exposure for WorldCom together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews.

            GOODWILL AND INTANGIBLES. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the Intermedia merger, we allocated the purchase price among certain identifiable intangible assets and goodwill based on third party appraisals.

            VALUATION OF LONG-LIVED ASSETS, GOODWILL AND INTANGIBLES. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

            o significant underperformance relative to expected historical or projected future operating results;

            o significant changes in the use of our assets or the strategy for our overall business;

            o     significant negative industry or economic trends;

            o     significant decline in our stock price for a sustained period;
                  and

            o     our market capitalization relative to net book value.

            We determine any impairment by comparing the undiscounted future cash flows estimated to be generated by those assets to their respective carrying amounts. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset or group of assets. If quoted market prices for an asset are not available, fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on property and equipment to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

            As discussed below, SFAS No. 142, became effective on January 1, 2002 and as a result, we stopped amortizing approximately $45.0 billion of net goodwill and $1.0 billion of net tradenames. Based on our current levels of such assets, this will reduce amortization by approximately $1.3 billion annually. In lieu of amortization, we are required to perform an initial impairment review of our goodwill and tradenames in 2002 and an annual impairment review thereafter. We expect to complete our initial impairment review no later than the second quarter of 2002.

            We currently estimate that we will record an impairment charge upon completion of the initial impairment review of approximately $15 to $20 billion, with approximately $1 billion at the MCI group.

            DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. Any change in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined. There have been no material changes in asset lives during the three years ended December 31, 2001.

            ALLOCATION POLICIES BETWEEN THE WORLDCOM GROUP AND THE MCI GROUP. The financial information for the WorldCom group and the MCI group reflect the performance of the businesses attributed to each group and includes the attribution and allocation of our assets, liabilities, revenues and expenses between the WorldCom group and the MCI group in accordance with our tracking stock policy. Our management believes that the attribution and allocation methods used are equitable and provide a reasonable estimate of the costs attributable to each group. However, it is not practical to determine whether the allocated amounts represent amounts that would have been incurred on a stand-alone basis. Our board of directors or any special committee appointed by our board of directors may, without shareholder approval, change the policies set forth in our tracking stock policy statement and may adopt additional policies or make exceptions with respect to the application of the policies described in our policy statement in connection with particular facts and circumstances, all as they may determine to be in the best interests of WorldCom. Our board is subject to fiduciary duties to all of WorldCom's shareholders as one group, not to the holders of any series of stock separately. These policies are discussed in this management's discussion and analysis of financial condition and results of operations as well as in note 1 of the notes to combined financial statements of the WorldCom group and the MCI group.

RELATED PARTY TRANSACTIONS

            We have entered into certain loan and guaranty arrangements involving Bernard J. Ebbers, WorldCom's President and Chief Executive Officer, principally relating to certain obligations to financial institutions secured by Mr. Ebbers' stock in WorldCom. Following recent declines in the closing price of the WorldCom group stock, the outstanding debt covered by the WorldCom guaranty in favor of Bank of America, N.A., or Bank of America, has been repaid and we have deposited with Bank of America approximately $35 million to collateralize a letter of credit used to support financing for which Mr. Ebbers is obligated. The underlying letter of credit is scheduled to expire on February 15, 2003, subject to renewal, extension or substitution.

            WorldCom made aggregate payments of approximately $198.7 million to Bank of America pursuant to the guaranty, in addition to the deposit collateralizing the letter of credit. That amount, together with any amounts paid or costs incurred by us in connection with the letter of credit, plus accrued interest at a floating rate equal to that under one of our credit facilities, is payable by Mr. Ebbers to us on demand. The amount of such interest accrued through February 28, 2002, is approximately $875,000 and the interest rate as of that date was 2.15% per annum.

            In addition to the guaranty arrangements, we have also agreed to loan up to $165 million in principal amount to Mr. Ebbers. These loans are payable on demand and bear interest at floating rates equal to that under certain of our credit facilities. As of February 28, 2002, the aggregate principal amount of indebtedness owed by Mr. Ebbers to us under these loans was approximately $144.3 million. Accrued interest on these loans is approximately $5.5 million through February 28, 2002, at interest rates ranging from 2.14% to 2.16% per annum as of that date.

            We have been advised that Mr. Ebbers has used, or plans to use, the proceeds of the loans from WorldCom principally to repay certain indebtedness under loans secured by shares of our stock owned by him and that the proceeds of such secured loans were used for private business purposes. The loans and guaranty by WorldCom were made following a determination that they were in the best interests of WorldCom and our shareholders in order to avoid additional forced sales of Mr. Ebbers' stock in WorldCom. The determination was made by our Compensation and Stock Option Committee as a result of the pressure on our stock price, margin calls faced by Mr. Ebbers and other considerations. Such actions were ratified and approved by our board of directors.

            In connection with the transactions described above, and subject to certain limitations, and effective upon termination of restrictions under existing lending agreements, Mr. Ebbers pledged to WorldCom the shares of our stock owned by him with respect to his obligations under the loans and guaranty from WorldCom. The pledge of certain of those shares is subordinated to the prior rights of other lenders and is not currently perfected. Mr. Ebbers also agreed to indemnify WorldCom for any amounts expended or losses, damages, costs, claims or expenses incurred under the guaranty or the loans from WorldCom and has provided information demonstrating that his assets are sufficient to cover his outstanding obligations to us.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

            As of December 31, 2001, we had various contractual obligations and commitments which are more fully disclosed in our notes to consolidated financial statements. Components of these obligations and commitments include:

      o our long-term debt, which includes capital leases. The detail of our long-term debt maturities is outlined below under "Quantitative and qualitative disclosures about market risk";

      o our operating leases for office facilities and equipment under non-cancelable operating leases having initial or remaining terms of more than one year and our obligations under rights-of-way and franchise agreements with various entities for use of their rights-of way for the installation of our telecommunications systems. Total multi-year obligations under operating leases and rights-of-way are $3.9 billion and $443 million, respectively, as of December 31, 2001;

      o our outsourcing agreement with EDS pursuant to which we outsource portions of our information technology, or IT, operations to EDS. EDS has assumed responsibility for our IT system operations at more than a dozen of our processing centers worldwide. As of December 31, 2001, the contractual obligation associated with this multi-year contract was $2.4 billion in the aggregate;

      o our obligations under contractual commitments with traditional local phone companies who provide ports to us in co-located facilities, which we use for dial-up Internet access. As of December 31, 2001, the contractual commitment associated with these contracts was $1.9 billion in the aggregate. During 2001, we were successful in the renegotiation of many of these contracts, at no cost, and as a result, the multi-year contractual commitment has been lowered by more than $1.1 billion versus the comparable obligation in 2000. We will recognize the benefits associated with these savings over the next three to five years; and

      o our obligations associated with the purchase of special access circuits from traditional local phone companies under optional payment plans which are term and volume discounts off traditional local phone company standard pricing. At December 31, 2001, the remaining obligations associated with the optional payment discount plans are $1.8 billion.

            For a detailed description of our long-term debt and further disclosure regarding leases and other commitments, please see note 4 and note 8 to our consolidated financial statements, which are incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, which includes the Intermedia merger, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Based on current levels of such assets, this will reduce amortization expense by approximately $1.3 billion annually ($1.0 billion at WorldCom group and $0.3 billion at MCI group). Additionally, we are conducting impairment reviews of all intangibles assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142. Based on our preliminary analyses, we estimate that as a result of the adoption of SFAS No. 142 we will reduce goodwill by $15 to $20 billion, with approximately $1 billion of the reduction at the MCI group.

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

            In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," which supersedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on our consolidated results of operations or financial position.

EURO CONVERSION

            On January 1, 2002, the national currencies of 12 out of the 15 member countries of the European Union were replaced by the euro, a new common currency and legal tender. We have completed our work to address the many issues involved with the introduction of the euro, including the conversion of information technology systems, recalculating currency risk, recalibrating other financial instruments, and implementing strategies concerning continuity of contracts. Our processes for preparing taxation and accounting records have been refined and we do not expect any additional significant costs to be incurred as a result of any future changes or refinements we may consider necessary. We believe that our business might be affected in the future by the impact of increased price transparency, however, we expect to be able to maintain our margins across our international operations as a result of any pricing changes that we decide to make purely as a result of the introduction of the euro.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Currently, we do not use derivative financial instruments to manage our interest rate risk. We have minimal cash flow exposure due to general interest rate changes for our fixed rate, long-term debt obligations. We do not believe a hypothetical 10% adverse rate change in our variable rate debt obligations would be material to our results of operations. The tables below provide information about our risk exposure associated with changing interest rates on long-term debt obligations that impact the fair value of these obligations as of December 31, 2000 and 2001.

                                                LONG-TERM DEBT (IN MILLIONS OF DOLLARS) AS OF DECEMBER 31, 2000
                                          ---------------------------------------------------------------------------
                                                       AVERAGE                    AVERAGE       FOREIGN      AVERAGE
                                           FIXED       INTEREST      VARIABLE     INTEREST      CURRENCY     INTEREST
EXPECTED MATURITY                           RATE       RATE (%)        RATE       RATE (%)    DENOMINATED    RATE (%)
-----------------                          -----       --------      --------     --------    -----------    --------
2001 .............................        $ 1,609        6.23        $ 5,129        7.06        $   462        9.40
2002 .............................             74        7.75             60        7.30            333        9.29
2003 .............................          1,626        7.27             --          --            178        9.28
2004 .............................          1,049        7.52             --          --            172        9.03
2005 .............................          2,268        6.41             --          --            119        8.83
Thereafter .......................         11,481        7.49             --          --            336        9.47
                                          -------                    -------                    -------
Total ............................        $18,107                    $ 5,189                    $ 1,600
                                          =======                    =======                    =======
Fair Value, December 31, 2000 ....        $17,837                    $ 5,188                    $ 1,551
                                          =======                    =======                    =======

                                                LONG-TERM DEBT (IN MILLIONS OF DOLLARS) AS OF DECEMBER 31, 2001
                                          ---------------------------------------------------------------------------
                                                       AVERAGE                    AVERAGE       FOREIGN      AVERAGE
                                           FIXED       INTEREST      VARIABLE     INTEREST      CURRENCY     INTEREST
EXPECTED MATURITY                           RATE       RATE (%)        RATE       RATE (%)    DENOMINATED    RATE (%)
-----------------                          -----       --------      --------     --------    -----------    --------
2002 .............................        $    88        8.68        $    60        4.66        $    24        8.94
2003 .............................          1,657        7.31             --          --             92        8.94
2004 .............................          2,565        6.94             --          --             57        8.92
2005 .............................          2,302        6.44             --          --             47        8.92
2006 .............................          2,613        7.64             --          --             30        8.92
Thereafter .......................         18,548        7.71             --          --          2,127        7.21
                                          -------                    -------                    -------
Total ............................        $27,773                    $    60                    $ 2,377
                                          =======                    =======                    =======
Fair Value, December 31, 2001 ....        $28,481                    $    60                    $ 2,441
                                          =======                    =======                    =======

            We are exposed to foreign exchange rate risk primarily due to other international operation's holding of approximately $512 million in U.S. dollar denominated debt, and our holding of approximately $1.9 billion of indebtedness indexed in other foreign currencies including the Euro and Pound Sterling as of December 31, 2001. Our potential immediate loss that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $209 million. In addition, if that change were to be sustained, our cost of financing would increase in proportion to the change.

            We are also subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

            We believe our market risk exposure with regard to our marketable equity securities is limited to changes in quoted market prices for the securities. Based upon the composition of our marketable equity securities at December 31, 2001, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as follows:

                                                                                                     PAGE
                                                                                                     ----
WORLDCOM, INC.
Report of independent public accountants .........................................................   F-2
Consolidated balance sheets as of December 31, 2000 and 2001 .....................................   F-3
Consolidated statements of operations for the three years ended December 31, 2001 ................   F-4
Consolidated statements of shareholders' investment for the three years ended December 31, 2001 ..   F-5
Consolidated statements of cash flows for the three years ended December 31, 2001 ................   F-6
Notes to consolidated financial statements .......................................................   F-7
Financial data schedule ..........................................................................   F-43

                                                                                                     PAGE
                                                                                                     ----
WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
 Report of independent public accountants ........................................................   F-45
 Combined balance sheets as of December 31, 2000 and 2001 ........................................   F-46
 Combined statements of operations for the three years ended December 31, 2001 ...................   F-47
 Combined statements of allocated net worth for the three years ended December 31, 2001 ..........   F-48
 Combined statements of cash flows for the three years ended December 31, 2001 ...................   F-49
 Notes to combined financial statements ..........................................................   F-50

                                                                                             PAGE
                                                                                             ----
MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
 Report of independent public accountants ................................................   F-68
 Combined balance sheets as of December 31, 2000 and 2001 ................................   F-69
 Combined statements of operations for the three years ended December 31, 2001 ...........   F-70
 Combined statements of allocated net worth for the three years ended December 31, 2001 ..   F-71
 Combined statements of cash flows for the three years ended December 31, 2001 ...........   F-72
 Notes to combined financial statements ..................................................   F-73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

            The information required by this Part III will be provided in our definitive proxy statement for our 2002 annual meeting of the shareholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2001, and is incorporated herein by this reference to the following extent:

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

            The information under the captions "INFORMATION CONCERNING BOARD OF DIRECTORS - Compensation of Directors" and "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES" and "SECURITY OWNERSHIP OF MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information under the caption "EXECUTIVE COMPENSATION - Certain Relationships and Related Transactions" and "INFORMATION CONCERNING BOARD OF DIRECTORS - Compensation of Directors."

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

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

            See Exhibit Index for the exhibits filed as part of or incorporated by reference into this Annual Report on Form 10-K. There are omitted from the exhibits filed with or incorporated by reference into this Annual Report on Form 10-K certain promissory notes and other instruments and agreements with respect to long-term debt of WorldCom, none of which authorizes securities in a total amount that exceeds 10% of the total assets of WorldCom on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we hereby agree to furnish to the SEC copies of any such omitted promissory notes or other instruments or agreements as the SEC requests.

            (b)   Reports on Form 8-K

                  None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WorldCom, Inc.


                                        By: /s/  Scott D. Sullivan
                                            ------------------------------------
                                            Chief Financial Officer

Date: March 13, 2002

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                          Title                             Date
----                                          -----                             ----

/s/ James C. Allen                           Director                           March 13, 2002
--------------------------
James C. Allen


/s/ Judith Areen                             Director                           March 13, 2002
--------------------------
Judith Areen


/s/ Carl J. Aycock                           Director                           March 13, 2002
--------------------------
Carl J. Aycock


/s/ Max E. Bobbitt                           Director                           March 13, 2002
--------------------------
Max E. Bobbitt


/s/ Bernard J. Ebbers             Director, President and Chief
--------------------------   Executive Officer (Principal Executive             March 13, 2002
Bernard J. Ebbers                            Officer)


/s/ Francesco Galesi                         Director                           March 13, 2002
--------------------------
Francesco Galesi


/s/ Stiles A. Kellett, Jr.                   Director                           March 13, 2002
--------------------------
Stiles A. Kellett, Jr.


/s/ Gordon S. Macklin                        Director                           March 13, 2002
--------------------------
Gordon S. Macklin


/s/ Bert C. Roberts, Jr.              Chairman of the Board                     March 13, 2002
--------------------------
Bert C. Roberts, Jr.


/s/ John W. Sidgmore                         Director                           March 13, 2002
--------------------------
John W. Sidgmore


/s/ Scott D. Sullivan             Director and Chief Financial
--------------------------    Officer (Principal Financial Officer              March 13, 2002
Scott D. Sullivan               and Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
WORLDCOM, INC.
  Report of independent public accountants .........................................................    F-2
  Consolidated balance sheets as of December 31, 2000 and 2001 .....................................    F-3
  Consolidated statements of operations for the three years ended December 31, 2001 ................    F-4
  Consolidated statements of shareholders' investment for the three years ended December 31, 2001 ..    F-5
  Consolidated statements of cash flows for the three years ended December 31, 2001 ................    F-6
  Notes to consolidated financial statements .......................................................    F-7
  Financial data schedule ..........................................................................   F-43

                                                                                                       PAGE
                                                                                                       ----
 WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
   Report of independent public accountants ........................................................   F-45
   Combined balance sheets as of December 31, 2000 and 2001 ........................................   F-46
   Combined statements of operations for the three years ended December 31, 2001 ...................   F-47
   Combined statements of allocated net worth for the three years ended December 31, 2001 ..........   F-48
   Combined statements of cash flows for the three years ended December 31, 2001 ...................   F-49
   Notes to combined financial statements ..........................................................   F-50

                                                                                                       PAGE
                                                                                                       ----
  MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
    Report of independent public accountants .......................................................   F-68
    Combined balance sheets as of December 31, 2000 and 2001 .......................................   F-69
    Combined statements of operations for the three years ended December 31, 2001 ..................   F-70
    Combined statements of allocated net worth for the three years ended December 31, 2001 .........   F-71
    Combined statements of cash flows for the three years ended December 31, 2001 ..................   F-72
    Notes to combined financial statements .........................................................   F-73

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of WorldCom, Inc.:

      We have audited the accompanying consolidated balance sheets of WorldCom, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldCom, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for certain activations and installation fee revenues and expenses.


ARTHUR ANDERSEN LLP

Jackson, Mississippi
March 7, 2002

                         WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Millions, Except Share Data)

                                                                                                       December 31,  December 31,
                                                                                                          2000           2001
                                                                                                       ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                             $     761     $   1,416
  Accounts receivable, net of allowance for bad debts of $1,532 in 2000 and $1,086 in 2001                  6,815         5,308
  Deferred tax asset                                                                                          172           251
  Other current assets                                                                                      2,007         2,230
                                                                                                        ---------     ---------
         Total current assets                                                                               9,755         9,205
                                                                                                        ---------     ---------
Property and equipment:
  Transmission equipment                                                                                   20,288        23,814
  Communications equipment                                                                                  8,100         7,878
  Furniture, fixtures and other                                                                             9,342        11,263
  Construction in progress                                                                                  6,897         5,706
                                                                                                        ---------     ---------
                                                                                                           44,627        48,661
  Accumulated depreciation                                                                                 (7,204)       (9,852)
                                                                                                        ---------     ---------
                                                                                                           37,423        38,809
                                                                                                        ---------     ---------
Goodwill and other intangible assets                                                                       46,594        50,537
Other assets                                                                                                5,131         5,363
                                                                                                        ---------     ---------
                                                                                                        $  98,903     $ 103,914
                                                                                                        =========     =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                              $   7,200     $     172
  Accrued interest                                                                                            446           618
  Accounts payable and accrued line costs                                                                   6,022         4,844
  Other current liabilities                                                                                 4,005         3,576
                                                                                                        ---------     ---------
         Total current liabilities                                                                         17,673         9,210
                                                                                                        ---------     ---------
Long-term liabilities, less current portion:
  Long-term debt                                                                                           17,696        30,038
  Deferred tax liability                                                                                    3,611         4,066
  Other liabilities                                                                                         1,124           576
                                                                                                        ---------     ---------
         Total long-term liabilities                                                                       22,431        34,680
                                                                                                        ---------     ---------

Commitments and contingencies

Minority interests                                                                                          2,592           101

Company obligated mandatorily redeemable and other preferred securities                                       798         1,993

Shareholders' investment:
  Series B preferred stock, par value $.01 per share; authorized, issued and outstanding: 10,693,437 shares in 2000 and none in 2001 (liquidation
    preference of $1.00 per share plus unpaid dividends)                                                       --            --
  Preferred stock, par value $.01 per share; authorized: 31,155,008 shares
    in 2000 and 30,967,637 shares in 2001; none issued                                                         --            --
  Common stock:
  WorldCom, Inc. common stock, par value $.01 per share; authorized: 5,000,000,000 shares in
      2000 and none in 2001; issued and outstanding: 2,887,960,378 shares in 2000 and none in 2001             29            --
   WorldCom group common stock, par value $.01 per share; authorized: none in 2000 and 4,850,000,000
      shares in 2001; issued and outstanding : none in 2000 and 2,967,436,680 shares in 2001                   --            30
   MCI group common stock, par value $.01 per share; authorized: none in 2000
      and 150,000,000 shares in 2001; issued and outstanding:  none in 2000 and 118,595,711 in 2001            --             1
  Additional paid-in capital                                                                               52,877        54,297
  Retained earnings                                                                                         3,160         4,400
  Unrealized holding gain (loss) on marketable equity securities                                              345           (51)
  Cumulative foreign currency translation adjustment                                                         (817)         (562)
  Treasury stock, at cost, 6,765,316 shares of WorldCom, Inc. in 2000, 6,765,316 shares of
    WorldCom group stock and 270,613 shares of MCI group stock in 2001                                       (185)         (185)
                                                                                                        ---------     ---------
        Total shareholders' investment                                                                     55,409        57,930
                                                                                                        ---------     ---------
                                                                                                        $  98,903     $ 103,914
                                                                                                        =========     =========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)

                                                                                    For the Years Ended December 31,
                                                                                   ----------------------------------
                                                                                     1999         2000         2001
                                                                                   --------     --------     --------
Revenues                                                                           $ 35,908     $ 39,090     $ 35,179
                                                                                   --------     --------     --------
Operating expenses:
  Line costs                                                                         14,739       15,462       14,739
  Selling, general and administrative                                                 8,935       10,597       11,046
  Depreciation and amortization                                                       4,354        4,878        5,880
  Other charges                                                                          (8)          --           --
                                                                                   --------     --------     --------
        Total                                                                        28,020       30,937       31,665
                                                                                   --------     --------     --------
Operating income                                                                      7,888        8,153        3,514
Other income (expense):
  Interest expense                                                                     (966)        (970)      (1,533)
  Miscellaneous                                                                         242          385          412
                                                                                   --------     --------     --------
Income before income taxes, minority interests and cumulative effect
     of accounting change                                                             7,164        7,568        2,393
Provision for income taxes                                                            2,965        3,025          927
                                                                                   --------     --------     --------
Income before minority interests and cumulative effect of accounting change           4,199        4,543        1,466
Minority interests                                                                     (186)        (305)          35
                                                                                   --------     --------     --------
Income before cumulative effect of accounting change                                  4,013        4,238        1,501
Cumulative effect of accounting change (net of income tax of $50 in 2000)                --          (85)          --
                                                                                   --------     --------     --------
Net income                                                                            4,013        4,153        1,501
Distributions on mandatorily redeemable preferred securities and
      other preferred dividend requirements                                              72           65          117
                                                                                   --------     --------     --------
Net income applicable to common shareholders                                       $  3,941     $  4,088     $  1,384
                                                                                   ========     ========     ========

  Net income attributed to WorldCom group before cumulative effect
     of accounting change                                                          $  2,294     $  2,608     $  1,407
                                                                                   ========     ========     ========
  Cumulative effect of accounting change                                           $     --     $    (75)    $     --
                                                                                   ========     ========     ========
  Net income attributed to WorldCom group                                          $  2,294     $  2,533     $  1,407
                                                                                   ========     ========     ========

  Net income (loss) attributed to MCI group before cumulative effect
     of accounting change                                                          $  1,647     $  1,565     $    (23)
                                                                                   ========     ========     ========
  Cumulative effect of accounting change                                           $     --     $    (10)    $     --
                                                                                   ========     ========     ========
  Net income (loss) attributed to MCI group                                        $  1,647     $  1,555     $    (23)
                                                                                   ========     ========     ========

Earnings (loss) per common share:                                                              PRO FORMA
WorldCom group:                                                                    ----------------------------------
  Net income attributed to WorldCom group before cumulative effect of accounting change:
     Basic                                                                         $   0.81     $   0.91     $   0.48
                                                                                   ========     ========     ========
     Diluted                                                                       $   0.78     $   0.90     $   0.48
                                                                                   ========     ========     ========
Cumulative effect of accounting change                                             $     --     $  (0.03)    $     --
                                                                                   ========     ========     ========
Net income attributed to WorldCom group:
     Basic                                                                         $   0.81     $   0.88     $   0.48
                                                                                   ========     ========     ========
     Diluted                                                                       $   0.78     $   0.87     $   0.48
                                                                                   ========     ========     ========

MCI group:
Net income (loss) attributed to MCI group before cumulative effect of accounting change:
     Basic                                                                         $  14.32     $  13.61     $  (0.20)
                                                                                   ========     ========     ========
     Diluted                                                                       $  14.32     $  13.61     $  (0.20)
                                                                                   ========     ========     ========
Cumulative effect of accounting change                                             $     --     $  (0.09)    $     --
                                                                                   ========     ========     ========
Net income (loss) attributed to MCI group:
     Basic                                                                         $  14.32     $  13.52     $  (0.20)
                                                                                   ========     ========     ========
     Diluted                                                                       $  14.32     $  13.52     $  (0.20)
                                                                                   ========     ========     ========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                   For the Three Years Ended December 31, 2001
                                  (In Millions)


                                                                              WorldCom, Inc.  WorldCom group   MCI group
                                                                                  Common         Common          Common
                                                                                  Stock          Stock           Stock
                                                                                  -----          -----           -----
Balances, December 31, 1998                                                      $     28       $     --        $     --
Exercise of stock options (61 million shares)                                          --             --              --
Tax adjustment resulting from exercise of stock options                                --             --              --
Shares issued for acquisitions (4 millions shares)                                     --             --              --
Conversion of convertible subordinated debt into common stock                          --             --              --
Other comprehensive income (loss) (net of taxes and reclassifications):
Net income                                                                             --             --              --
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                                --             --              --
Net change in unrealized holding gain on marketable equity securities                  --             --              --
Foreign currency adjustment                                                            --             --              --

     Total comprehensive income
                                                                              --------------------------------------------
Balances, December 31, 1999                                                            28             --              --
Exercise of stock options (38 million shares)                                           1             --              --
Tax adjustment resulting from exercise of stock options                                --             --              --
Shares issued for acquisitions (0.3 million shares)                                    --             --              --
Redemption of Series C preferred stock                                                 --             --              --
Other comprehensive income (loss) (net of taxes and reclassifications):
Net income                                                                             --             --              --
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                                --             --              --
Net change in unrealized holding gain on marketable equity securities                  --             --              --
Foreign currency adjustment                                                            --             --              --

     Total comprehensive income
                                                                              --------------------------------------------
Balances, December 31, 2000                                                            29             --              --
Deconsolidation of Embratel                                                            --             --              --
Recapitalization of WorldCom, Inc. common shares                                      (29)            29               1
Exercise of stock options (10 million shares)                                          --             --              --
Tax adjustment from exercise of stock options                                          --             --              --
Shares issued for acquisition -
     (67 million WorldCom group common shares)                                         --              1              --
     (2.7 million MCI group common shares)                                             --             --              --
Dividends declared on MCI group common stock                                           --             --              --
Other comprehensive income (loss) (net of
     taxes and reclassifications):
Net income                                                                             --             --              --
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                                --             --              --
Derivative financial instruments:
   Cumulative effect of adoption of SFAS 133
      as of January 1, 2001                                                            --             --              --
   Reclassification of derivative financial instruments
      to current earnings                                                              --             --              --
   Change in fair value of derivative financial instruments                            --             --              --
Net change in unrealized holding gain (loss) on marketable equity
      securities                                                                       --             --              --
Foreign currency adjustment                                                            --             --              --

          Total comprehensive income
                                                                              --------------------------------------------
Balances, December 31, 2001                                                      $     --       $     30        $      1
                                                                              ============================================

                                                                                                          Unrealized      Foreign
                                                                             Additional     Retained        Holding      Currency
                                                                              Paid-in       Earnings         Gain       Translation
                                                                              Capital       (Deficit)       (loss)       Adjustment
                                                                              -------       ---------       ------       ----------
Balances, December 31, 1998                                                   $ 50,173      $ (4,869)      $    122      $    (28)
Exercise of stock options (61 million shares)                                      886            --             --            --
Tax adjustment resulting from exercise of stock options                            820            --             --            --
Shares issued for acquisitions (4 millions shares)                                 228            --             --            --
Conversion of convertible subordinated debt into common stock                        1            --             --            --
Other comprehensive income (loss) (net of taxes and reclassifications):
Net income                                                                          --         4,013             --            --
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                             --           (72)            --            --
Net change in unrealized holding gain on marketable equity securities               --            --            453            --
Foreign currency adjustment                                                         --            --             --          (332)

     Total comprehensive income
                                                                             ------------------------------------------------------
Balances, December 31, 1999                                                     52,108          (928)           575          (360)
Exercise of stock options (38 million shares)                                      584            --             --            --
Tax adjustment resulting from exercise of stock options                            348            --             --            --
Shares issued for acquisitions (0.3 million shares)                                 27            --             --            --
Redemption of Series C preferred stock                                            (190)           --             --            --
Other comprehensive income (loss) (net of taxes and reclassifications):
Net income                                                                          --         4,153             --            --
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                             --           (65)            --            --
Net change in unrealized holding gain on marketable equity securities               --            --           (230)           --
Foreign currency adjustment                                                         --            --             --          (457)

     Total comprehensive income
                                                                             ------------------------------------------------------
Balances, December 31, 2000                                                     52,877         3,160            345          (817)
Deconsolidation of Embratel                                                         --            (2)            --           335
Recapitalization of WorldCom, Inc. common shares                                    (1)           --             --
Exercise of stock options (10 million shares)                                      124            --             --            --
Tax adjustment from exercise of stock options                                       32            --             --            --
Shares issued for acquisition -
     (67 million WorldCom group common shares)                                   1,265            --             --            --
     (2.7 million MCI group common shares)                                          --            --             --            --
Dividends declared on MCI group common stock                                        --          (142)            --            --
Other comprehensive income (loss) (net of
     taxes and reclassifications):                                                                               --            --
Net income                                                                          --         1,501             --            --
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                             --          (117)            --            --
Derivative financial instruments:
   Cumulative effect of adoption of SFAS 133
      as of January 1, 2001                                                         --            --             28            --
   Reclassification of derivative financial instruments
      to current earnings                                                           --            --           (110)           --
   Change in fair value of derivative financial instruments                         --            --             82            --
Net change in unrealized holding gain (loss) on marketable equity
      securities                                                                    --            --           (396)           --
Foreign currency adjustment                                                         --            --             --           (80)

          Total comprehensive income
                                                                             ------------------------------------------------------
Balances, December 31, 2001                                                   $ 54,297      $  4,400       $    (51)     $   (562)
                                                                             ======================================================


                                                                                               Total
                                                                               Treasury    Shareholders'
                                                                                 Stock      Investment
                                                                                 -----      ----------
Balances, December 31, 1998                                                    $   (185)     $ 45,241
Exercise of stock options (61 million shares)                                        --           886
Tax adjustment resulting from exercise of stock options                              --           820
Shares issued for acquisitions (4 millions shares)                                   --           228
Conversion of convertible subordinated debt into common stock                        --             1
Other comprehensive income (loss) (net of taxes and reclassifications):
Net income                                                                           --         4,013
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                              --           (72)
Net change in unrealized holding gain on marketable equity securities                --           453
Foreign currency adjustment                                                          --          (332)
                                                                                             ---------
     Total comprehensive income                                                                 4,062
                                                                            --------------------------
Balances, December 31, 1999                                                        (185)       51,238
Exercise of stock options (38 million shares)                                        --           585
Tax adjustment resulting from exercise of stock options                              --           348
Shares issued for acquisitions (0.3 million shares)                                  --            27
Redemption of Series C preferred stock                                               --          (190)
Other comprehensive income (loss) (net of taxes and reclassifications):
Net income                                                                           --         4,153
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                              --           (65)
Net change in unrealized holding gain on marketable equity securities                --          (230)
Foreign currency adjustment                                                          --          (457)
                                                                                             ---------
     Total comprehensive income                                                                 3,401
                                                                            --------------------------
Balances, December 31, 2000                                                        (185)       55,409
Deconsolidation of Embratel                                                          --           333
Recapitalization of WorldCom, Inc. common shares                                     --            --
Exercise of stock options (10 million shares)                                        --           124
Tax adjustment from exercise of stock options                                        --            32
Shares issued for acquisition -                                                                    --
     (67 million WorldCom group common shares)                                       --         1,266
     (2.7 million MCI group common shares)                                           --            --
Dividends declared on MCI group common stock                                         --          (142)
Other comprehensive income (loss) (net of                                                          --
     taxes and reclassifications):                                                   --            --
Net income                                                                           --         1,501
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements                              --          (117)
Derivative financial instruments:
   Cumulative effect of adoption of SFAS 133
      as of January 1, 2001                                                          --            28
   Reclassification of derivative financial instruments
      to current earnings                                                            --          (110)
   Change in fair value of derivative financial instruments                          --            82
Net change in unrealized holding gain (loss) on marketable equity
      securities                                                                     --          (396)
Foreign currency adjustment                                                                       (80)
                                                                                             ---------
          Total comprehensive income                                                              908
                                                                            --------------------------
Balances, December 31, 2001                                                    $   (185)      $ 57,930
                                                                            ==========================

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                                                    For the Years Ended December 31,
                                                                                  ------------------------------------
                                                                                    1999          2000          2001
                                                                                  --------      --------      --------
Cash flows from operating activities:
Net income                                                                        $  4,013      $  4,153      $  1,501
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of accounting change                                              --            85            --
    Minority interests                                                                 186           305           (35)
    Other charges                                                                       (8)           --            --
    Depreciation and amortization                                                    4,354         4,878         5,880
    Provision for deferred income taxes                                              2,903         1,649         1,104
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable, net                                                      (875)       (1,126)          281
        Other current assets                                                           143          (797)          164
        Accounts payable and other current liabilities                                 692        (1,050)       (1,154)
    All other operating activities                                                    (403)         (431)          253
                                                                                  --------      --------      --------
Net cash provided by operating activities                                           11,005         7,666         7,994
                                                                                  --------      --------      --------
Cash flows from investing activities:
  Capital expenditures                                                              (8,716)      (11,484)       (7,886)
  Acquisitions and related costs                                                    (1,078)          (14)         (206)
  Increase in intangible assets                                                       (743)         (938)         (694)
  Decrease in other liabilities                                                       (650)         (839)         (480)
  All other investing activities                                                     1,632        (1,110)         (424)
                                                                                  --------      --------      --------
Net cash used in investing activities                                               (9,555)      (14,385)       (9,690)
                                                                                  --------      --------      --------
Cash flows from financing activities:
  Principal borrowings (repayments) on debt, net                                    (2,894)        6,377         3,031
  Common stock issuance                                                                886           585           124
  Distributions on mandatorily redeemable and other preferred securities
     and dividends paid on other equity securities                                     (72)          (65)         (154)
  Redemptions of preferred stock                                                        --          (190)         (200)
  All other financing activities                                                        --           (84)         (272)
                                                                                  --------      --------      --------
Net cash provided by (used in) financing activities                                 (2,080)        6,623         2,529
Effect of exchange rate changes on cash                                               (221)          (19)           38
                                                                                  --------      --------      --------
Net increase (decrease) in cash and cash equivalents                                  (851)         (115)          871
Cash and cash equivalents at beginning of period                                     1,727           876           761
Deconsolidation of Embratel                                                             --            --          (216)
                                                                                  --------      --------      --------
Cash and cash equivalents at end of period                                        $    876      $    761      $  1,416
                                                                                  ========      ========      ========

The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -

DESCRIPTION OF BUSINESS AND ORGANIZATION:

            Organized in 1983, WorldCom, Inc., a Georgia corporation, provides a broad range of communications services to both U.S. and non-U.S. based businesses and consumers. We are a global communications company utilizing a strategy based on being able to provide service through our own facilities throughout the world instead of being restricted to a particular geographic location. We call this our "on-net" strategy. The on-net approach allows our customers to send data or voice communications across town, across the U.S., or to any of our networks in Europe or Asia, often without ever leaving our networks. The on-net approach provides our customers with superior reliability and low operating costs. Our core business is communications services, which includes voice, data, Internet and international services. We serve as a holding company for our subsidiaries' operations. References herein to WorldCom, "we," "our," or "us" include WorldCom, Inc. and its subsidiaries, unless the context otherwise requires.

RECAPITALIZATION:

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

            During the second quarter of 2001, we declared the initial quarterly dividend for the MCI group stock. A cash dividend of $0.60 per share of MCI group stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. Dividends of $0.60 per share of MCI group stock were also declared in the third and fourth quarters of 2001, which have been or will be paid in 2002.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

            The MCI group was initially allocated notional debt of $6 billion and our remaining debt was allocated on a notional basis to the WorldCom group. We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in our filings under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

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

            Our board of directors may at any time convert each outstanding share of MCI group stock into shares of WorldCom group stock at 110% of the relative trading value of MCI group stock for the 20 days prior to the announcement of the conversion. No premium will be paid on a conversion that occurs after June 7, 2004.

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

PRINCIPLES OF CONSOLIDATION:

            The consolidated financial statements include the accounts of WorldCom and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in joint ventures and other equity investments in which we own a 20% to 50% voting ownership interest are accounted for by the equity method. Investments of less than 20% ownership, where we do not exercise control or significant influence, are accounted for under the cost method.

EMBRATEL DECONSOLIDATION:

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

            As of December 31, 2001, our carrying value for our 19.3% ownership interest in Embratel was $992 million, which is included in other assets in the accompanying consolidated financial statements. Our equity in Embratel's loss for 2001 is included in miscellaneous income/(expense) in the accompanying consolidated financial statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

            The fair value of long-term debt and company obligated mandatorily redeemable and other preferred securities is determined based on quoted market rates or the cash flows from such financial instruments discounted at our estimated current interest rate to enter into similar financial instruments. The carrying amounts and fair values of these financial instruments were $25.7 billion and $25.3 billion, respectively, at December 31, 2000 and $32.2 billion and $32.9 billion, respectively, at December 31, 2001. The carrying values for all our other financial instruments approximate their respective fair values.

CASH AND CASH EQUIVALENTS:

            We consider cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

PROPERTY AND EQUIPMENT:

            Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Transmission equipment (including conduit) ................        4 to 40 years
Communications equipment ..................................        5 to 10 years
Furniture, fixtures, buildings and other ..................        4 to 39 years

            We evaluate the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. We determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. If quoted market prices for an asset are not available, fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on property and equipment to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

            Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

            We construct certain of our own transmission systems and related facilities. Internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such internal costs were $625 million ($339 million in interest), $842 million ($495 million in interest) and $858 million ($498 million in interest) in 1999, 2000 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS:

            The major classes of intangible assets as of December 31, 2000 and 2001 are summarized below (in millions):

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

                                                           AMORTIZATION
                                                              PERIOD           2000        2001
                                                           -------------     -------     -------
Goodwill.............................................      5 to 40 years     $44,870     $49,825
Tradenames...........................................           40 years       1,100       1,112
Developed technology.................................      5 to 10 years       2,100       2,100
Other intangibles....................................      5 to 10 years       3,778       4,857
                                                                             -------     -------
                                                                              51,848      57,894
Less: accumulated amortization.......................                         (5,254)     (7,357)
                                                                             -------     -------
Goodwill and other intangible assets, net............                        $46,594     $50,537
                                                                             =======     =======

            Intangible assets are amortized using the straight-line method for the periods noted above.

            Goodwill is recognized for the excess of the purchase price of the various business combinations over the value of the identifiable net tangible and intangible assets acquired. Realization of acquisition-related intangibles, including goodwill, is periodically assessed by our management based on the current and expected future profitability and cash flows of acquired companies and their contribution to the overall operations of WorldCom.

            Also included in other intangibles are costs incurred to develop software for internal use. Such costs were $710 million, $925 million and $689 million for the years ended December 31, 1999, 2000 and 2001, respectively.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES:

            Investments in marketable equity securities are classified as available-for-sale securities and reported at fair value. Unrealized holding gains and losses, net of taxes, are reflected as a component of shareholders' investment in the accompanying consolidated financial statements.

FOREIGN CURRENCY TRANSLATION:

            Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of shareholders' investment. All revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The accompanying consolidated statements of operations include foreign currency transaction losses, after elimination of minority interests, of $36 million and $38 million for the years ended December 31, 1999 and 2000, respectively, and foreign currency transaction gains of $9 million for the year ended December 31, 2001.

RECOGNITION OF REVENUES:

            We record revenues for telecommunications services at the time of customer usage. Service activation and installation fees are amortized over the average customer contract life.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC AND OTHER:

            We enter into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of most switched voice operating agreements, as well as established FCC policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between us and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon settlement rate. International settlements are treated as an offset to line costs. This reflects the way in which the business is operated because WorldCom actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

            Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. Small business and consumer primary interexchange carrier charges, or PICC, are flat-rate charges mandated by the FCC which apply to telecommunications companies that connect to customers through a traditional phone company's facilities. Effective July 1, 2000, as a result of the FCC's Coalition for Affordable Local and Long Distance Services, or CALLs order, the PICC fee is billed directly to the customer by the traditional phone company rather than to WorldCom and rebilled to the customer. Central office based remote access equipment sales represent the reimbursement of customer specific equipment costs incurred by WorldCom on behalf of the customer as part of service provisioning. As such, WorldCom determined that it is more appropriate to reflect all of these reimbursements of our cost as an offset to line costs rather than reporting these reimbursements on a gross basis as revenues. During the years ended December 31, 1999, 2000 and 2001, such amounts totaled $1.2 billion, $1.2 billion and $614 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS:

            Effective January 1, 2001, we adopted the Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standard, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. As of January 1, 2001, our exposure to derivative financial instruments primarily consisted of option collar transactions designated as cash flow hedges of anticipated sales of an equity investment, which we maintain to minimize the impact of adverse changes in the market price of the related equity investment. The initial adoption of SFAS No. 133 provided a net transition gain from our designated cash flow hedges resulting in an increase in other comprehensive income of approximately $28 million. During 2001, shares of the hedged equity investment were sold and we reclassified respective hedging gains of $110 million from accumulated comprehensive income to miscellaneous income. As of December 31, 2001, we maintain no derivative financial instruments. No amounts were reclassified to earnings resulting from any ineffective portion of the designated derivative hedges or from the discontinuance of designation of any cash flow hedges.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

            During the fourth quarter of 2000, we implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, we retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $85 million, net of income tax benefit of $50 million. The pro forma effect of adopting SAB 101 on periods prior to January 1, 2000 was not material to our consolidated financial position or results of operations.

INCOME TAXES:

            We recognize current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provisions of the enacted tax laws.

EARNINGS PER SHARE:

            Our consolidated financial statements present basic and diluted earnings (loss) per share for WorldCom group stock and MCI group stock using the two-class method. The two-class method is an earnings formula that determines the attributed earnings (loss) per share for WorldCom group stock and MCI group stock according to participation rights in undistributed earnings. The combined financial statements of the WorldCom group and the MCI group do not separately present earnings (loss) per share because WorldCom group stock and MCI group stock are series of our common stock, and the WorldCom group and the MCI group are not legal entities with a capital structure.

            For purposes of our consolidated financial statements, basic earnings (loss) per share attributed to WorldCom group stock and MCI group stock is computed by dividing the respective attributed net income (loss) for the period by the respective number of weighted-average shares of WorldCom group stock and MCI group stock then outstanding. Diluted earnings (loss) per share attributed to WorldCom group stock and MCI group stock is computed by dividing the respective attributed net income (loss) for the period by the respective weighted-average number of shares of WorldCom group stock and MCI group stock outstanding, including the respective dilutive effect of WorldCom group stock and MCI group stock equivalents.

            The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computations for the WorldCom group and the MCI group for the years ended December 31, 1999, 2000 and 2001 (in millions, except per share data):

                                                                        1999     2000       2001
                                                                      -------   -------   -------
                                                                               PRO FORMA
                                                                      ---------------------------
        WORLDCOM GROUP STOCK
BASIC
Income attributed to WorldCom group before cumulative
   effect of accounting change                                        $ 2,366   $ 2,673   $ 1,524
Distributions on mandatorily redeemable preferred securities
   and other preferred dividend requirements                               72        65       117
                                                                      -------   -------   -------
Net income attributed to WorldCom group
   before cumulative effect of accounting change                      $ 2,294   $ 2,608   $ 1,407
                                                                      =======   =======   =======
Weighted-average shares of WorldCom group stock outstanding             2,821     2,868     2,923
                                                                      =======   =======   =======
Basic earnings per share attributed to WorldCom group stock
   before cumulative effect of accounting change                      $  0.81   $  0.91   $  0.48
                                                                      =======   =======   =======
DILUTED
Net income attributed to WorldCom group
   before cumulative effect of accounting change                      $ 2,294   $ 2,608   $ 1,407
                                                                      =======   =======   =======
Weighted-average shares of WorldCom group stock outstanding             2,821     2,868     2,923

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                                                        1999     2000       2001
                                                                      -------   -------   -------
                                                                               PRO FORMA
                                                                      ---------------------------
WorldCom group stock equivalents                                          102        42         9
WorldCom group stock issuable upon conversion of
   preferred stock                                                          2         2         1
                                                                      -------   -------   -------
Diluted shares of WorldCom group stock outstanding                      2,925     2,912     2,933
                                                                      =======   =======   =======
Diluted earnings per share attributed to WorldCom group stock
   before cumulative effect of accounting change                      $  0.78   $  0.90   $  0.48
                                                                      =======   =======   =======

        MCI GROUP STOCK
BASIC AND DILUTED
Net income (loss) attributed to MCI group before cumulative
   effect of accounting change                                        $ 1,647   $ 1,565   $   (23)
                                                                      =======   =======   =======
Basic and diluted weighted-average MCI group shares outstanding           115       115       117
                                                                      =======   =======   =======
Basic and diluted earnings (loss) per share attributed to MCI group
   stock before cumulative effect of accounting change                $ 14.32   $ 13.61   $ (0.20)
                                                                      =======   =======   =======

            As discussed above, the recapitalization of WorldCom was effective June 7, 2001, and each share of WorldCom stock was changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock. The weighted-average shares outstanding and attributed earnings (loss) per share information above is pro forma and assumes the recapitalization occurred at the beginning of 1999 and the WorldCom group stock and MCI group stock existed for all periods presented.

STOCK SPLITS:

            On November 18, 1999, our board of directors authorized a three-for-two stock split in the form of a 50% stock dividend which was distributed on December 30, 1999 to shareholders of record on December 15, 1999. All per share data and numbers of common shares have been retroactively restated to reflect this stock split.

CONCENTRATION OF CREDIT RISK:

            A portion of our revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service and Internet online services. As a result, we have some concentration of credit risk among our customer base. We perform ongoing credit evaluations of our larger customer's financial condition and, at times, require collateral from our customers to support our receivables, usually in the form of assignment of our customers' receivables to us in the event of nonpayment.

RECENTLY ISSUED ACCOUNTING STANDARDS:

            In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, which includes the Intermedia merger, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Based on current levels of such assets, this will reduce amortization expense by approximately $1.3 billion annually ($1.0 billion at the WorldCom group and $0.3 billion

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

at the MCI group). Additionally, we are conducting impairment reviews of all intangibles assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142. Based on our preliminary analyses, we estimate that as a result of the adoption of SFAS No. 142 we will reduce goodwill by $15 to $20 billion, with approximately $1 billion of the reduction at the MCI group.

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

            In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," which supersedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on our consolidated results of operations or financial position.

USE OF ESTIMATES:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, revenue reserves, depreciation and amortization, taxes and contingencies.

(2) BUSINESS COMBINATIONS -

            We have acquired other telecommunications companies offering similar or complementary services to those offered by us. These acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of our common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through our bank credit facilities.

            On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.8 billion, including assumed long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Intermedia merger, we acquired a controlling interest in Digex, Incorporated, or Digex, a provider of managed Web and application hosting services. In connection with the Intermedia merger, stockholders of Intermedia received one share of WorldCom group stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(2) BUSINESS COMBINATIONS - (CONTINUED)

owned. Holders of Intermedia preferred stock, other than Intermedia's 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009, or Intermedia Series B Preferred Stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

      Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia was accounted for as a purchase and was allocated to the WorldCom group.

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

      In connection with the Intermedia merger, the Antitrust Division of the Department of Justice required us to dispose of Intermedia's Internet service provider business, which provided integrated Internet connectivity solutions, and effective December 1, 2001, we sold substantially all of the Internet related assets for approximately $12 million. In addition to this required divestiture, we also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the systems integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. We included the appraised fair values of these assets to be disposed of in our initial allocation of the Intermedia purchase price and also included accrued anticipated losses expected to be incurred through disposal date. Any difference between the actual results of operations and the amounts accrued will result in an adjustment of goodwill unless there is a difference resulting from a post-merger event. For the year ended December 31, 2001, operating losses for these assets to be disposed of were approximately $41 million, before corporate allocations. We anticipate that we will complete the planned disposals of the remaining identified businesses before the third quarter of 2002.

      On October 1, 1999, we acquired SkyTel Communications, Inc., pursuant to the merger of SkyTel with and into a wholly owned subsidiary of WorldCom. Upon consummation of the SkyTel merger, the wholly owned subsidiary was renamed SkyTel Communications, Inc. SkyTel is a leading provider of nationwide messaging services in the United States. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

      As a result of the SkyTel merger, each outstanding share of SkyTel common stock was converted into the right to receive 0.3849 shares of WorldCom common stock, par value $.01 per share, or approximately 23 million WorldCom common shares in the aggregate. Holders of SkyTel's $2.25 Cumulative Convertible Exchangeable Preferred Stock, received one share of WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock for each share of SkyTel preferred stock held. The SkyTel merger was accounted for as a pooling-of-interests; and accordingly, our financial statements for periods prior to the SkyTel merger have been restated to include the results of SkyTel. SkyTel has been allocated to the MCI group.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(2) BUSINESS COMBINATIONS - (CONTINUED)

      During 1999, 2000 and 2001, we recorded other liabilities of $582 million, $29 million and $254 million, respectively, related to estimated costs of unfavorable commitments of acquired entities, and other non-recurring costs arising from various acquisitions and mergers. At December 31, 1999, 2000 and 2001, other liabilities related to these and previously recorded accruals totaled $1.8 billion, $938 million and $817 million, respectively.

(3) INVESTMENTS -

      As of December 31, 2000 and 2001, our investments in marketable equity securities are included in other assets at their fair value of approximately $970 million and $22 million, respectively. The unrealized holding gain or loss on these marketable equity securities, net of taxes of $207 million and tax benefits of $31 million as of December 31, 2000 and 2001, respectively, is included as a component of shareholders' investment in the accompanying consolidated financial statements. As of December 31, 2000 and 2001, the gross unrealized holding gain on these securities was $716 million and $2 million, respectively. The gross unrealized holding loss on these securities was $164 million and $83 million at December 31, 2000 and 2001, respectively. Proceeds from the sale of marketable equity securities totaled $1.7 billion, $680 million and $526 million for the years ended December 31, 1999, 2000 and 2001, respectively. Gross realized gains on marketable equity securities, which represent reclassification adjustments to other comprehensive income, were $374 million, $643 million and $380 million for the years ended December 31, 1999, 2000 and 2001, respectively. Gross realized losses were $25 million and $2 million for the years ended December 31, 2000 and 2001, respectively. There were no gross realized losses for the year ended December 31, 1999.

      Other cost investments totaled $1.2 billion and $1.0 billion as of December 31, 2000 and 2001, respectively. Dividend income recorded on cost investments for the years ended December 31, 1999, 2000 and 2001 was $32 million, $22 million and $56 million, respectively.

      In the second quarter of 2001, we recorded a pre-tax charge of $865 million related to the write-off of investments in specific publicly traded and privately held companies. The write-off represented an other than temporary impairment in the carrying value of the identified investments resulting from bankruptcies and other declines in the telecommunications industry.

(4) LONG-TERM DEBT -

      Outstanding debt as of December 31, 2000 and 2001 consists of the following (in millions):

                                                                                         2000          2001
                                                                                      --------       --------
       Commercial paper and credit facilities ..............................          $  3,629       $     --
       Floating rate notes due 2001 and 2002 ...............................             1,560             60
       7.88% - 8.25% Notes Due 2003-2010 ...................................             3,500          3,500
       7.38% Notes Due 2006-2011 ...........................................             2,000          2,000
       6.13% - 6.95% Notes Due 2001-2028 ...................................             6,100          4,600
       7.13% - 7.75% Notes Due 2004-2027 ...................................             2,000          2,000
       8.88% Senior Notes Due 2006 .........................................               672             --
       7.13% - 8.25% Senior Debentures Due 2023-2027 .......................             1,436          1,434
       6.13% - 7.50% Senior Notes Due 2004-2012 ............................             1,934          1,925
       6.50% - 8.25% Notes Due 2004 - 2031 .................................                --         11,939
       Intermedia 11.25% - 12.25% Senior Discount Notes Due 2007 - 2009 ....                --            643
       Intermedia 8.50% - 9.50% Senior Notes Due 2007 - 2009 ...............                --            581
       Capital lease obligations (maturing through 2017) ...................               413            953
       Embratel debt .......................................................             1,134             --
       Other debt (maturing through 2008) ..................................               518            575
                                                                                      --------       --------
                                                                                        24,896         30,210
       Short-term debt and current maturities of long-term debt ............            (7,200)          (172)
                                                                                      --------       --------
                                                                                      $ 17,696       $ 30,038
                                                                                      ========       ========

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(4) LONG-TERM DEBT - (CONTINUED)

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

      The Existing Facility and the Multi-Year Facility mature on June 30, 2002 and June 8, 2006, respectively. The 364-Day Facility has a 364-day term, which may be extended for successive 364-day terms to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding 51% of the committed amounts consent and so long as the final maturity date does not extend beyond June 8, 2006. Additionally, we may elect to convert the principal debt outstanding under the 364-Day Facility to a term loan maturing no later than one year after the conversion date, so long as the final maturity date does not extend beyond June 8, 2006. The Existing Facility is subject to annual commitment fees not to exceed 0.25% of any unborrowed portion of the facilities and the current commitment fee is 0.11%. The 364-Day Facility and the Multi-Year Facility are subject to annual facility fees not to exceed 0.20% or 0.25%, respectively, of the average daily commitment under each such facility (whether used or unused). The current commitment fee on the 364-Day Facility is 0.07% and the current commitment fee on the Multi-Year Facility is 0.09%.

      The credit facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by us under the terms of the credit facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing generally varies from 0.35% to 0.75%, and is currently set at 0.35%, as to loans under the Existing Facility, from 0.29% to 0.80%, and is currently set at 0.33%, as to loans under the 364-Day Facility and 0.27% to 0.75%, and is currently set at 0.31%, as to loans under the Multi-Year Facility, in each case based upon our then current debt ratings.

The credit facilities are unsecured and require compliance with various covenants including a financial covenant based on the ratio of total debt to total book capitalization, which may not exceed 0.68 to 1.00, calculated on a consolidated basis. The credit facilities also require compliance with various operating covenants which, among other things, permit the following transactions so long as we are not in default thereunder:

      o     distributions to shareholders;

      o the incurrence of additional indebtedness, except that newly secured debt or the total debt of the covered subsidiaries, cannot exceed 10% of the book value of the consolidated assets of WorldCom and the covered subsidiaries; and

      o sales of assets in the ordinary course of business and additional sales if after such sales, the aggregate book value of all such assets sold during the term of the credit facilities does not exceed 20% of the book value of the consolidated assets of WorldCom and the covered subsidiaries.

As of the date of this filing, we were in compliance with these covenants.

      On May 9, 2001, we completed the pricing of a public debt offering of approximately $11.9 billion principal amount of debt securities, based on currency exchange rates on May 8, 2001. The net proceeds of $11.7 billion have been or will be used for general corporate purposes, including the repayment of commercial paper and other debt payments as outlined below. The public debt offering consisted of the following series of notes:

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(4) LONG-TERM DEBT - (CONTINUED)

                                       Principal                        Interest            First
                                         Amount        Maturity         Payable         Interest Date
      -------------------------------------------------------------------------------------------------
      6.50% Notes due 2004           $1.5 billion    May 15, 2004     Semiannually    November 15, 2001
      7.50% Notes due 2011           $4.0 billion    May 15, 2011     Semiannually    November 15, 2001
      8.25% Notes due 2031           $4.6 billion    May 15, 2031     Semiannually    November 15, 2001
      6.75% Notes due 2008     (euro)1.25 billion    May 15, 2008       Annually        May 15, 2002
      7.25% Notes due 2008     (pound)500 million    May 15, 2008       Annually        May 15, 2002

      All of the notes, except for the 6.50% Notes due 2004 are redeemable, as a whole or in part, at our option, at any time or from time to time, at respective redemption prices equal to the greater of 100% of the principal amount of the notes to be redeemed or:

      o In the case of the U.S. dollar notes, the sum of the present values of the Remaining Scheduled Payments, as defined therein, discounted, on a semiannual basis, assuming a 360-day year consisting of twelve 30-day months, at the Treasury Rate, as defined therein, plus:

            o     30 basis points for the Notes due 2011, and

            o     35 basis points for the Notes due 2031;

      o In the case of the euro notes, the sum of the present values of the Remaining Scheduled Payments, as defined therein, discounted, on an annual basis (based on the actual number of days elapsed divided by 365 or 366, as the case may be), at the Reference Euro Dealer Rate, as defined therein, plus 25 basis points; and

      o In the case of the sterling notes, the price expressed as a percentage (rounded to three decimal places, with .0005 being rounded up) at which the Gross Redemption Yield, as defined therein, on the outstanding principal amount of the notes on the Reference Date, as defined therein, is equal to the Gross Redemption Yield (determined by reference to the middle-market price) at 3:00 p.m. (London time) on that date on the Benchmark Gilt, as defined therein, plus 25 basis points;

plus, in the case of the U.S. dollar notes, the euro notes and the sterling notes, accrued interest to the date of redemption which has not been paid.

      In connection with the Intermedia merger, we assumed Intermedia's outstanding debt including $1.2 billion of senior discount notes with interest rates ranging from 11.25% to 12.5%, $0.9 billion of senior notes with interest rates ranging from 8.5% to 9.5%, credit facility borrowings of $258 million and other long-term debt including capital leases of $0.6 billion. We repaid the Intermedia credit facility borrowings of $258 million and subsequently terminated Intermedia's credit facility during the third quarter of 2001. Additionally, on September 28, 2001, we redeemed all of Intermedia's 12.5% senior discount notes for $337 million. Cash balances were used to repay these amounts.

      During the third and fourth quarters of 2001, $1.5 billion of 6.125% senior notes matured, $917 million of floating rate notes matured, we redeemed all of our outstanding 8.875% senior notes due 2006 for $694 million, we retired $1.1 billion of our outstanding debt through open market debt repurchases (including $546 million of outstanding debt assumed in the Intermedia merger) and we redeemed all of our outstanding Series G preferred stock at par for $200 million. Cash balances were used to repay these amounts.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(4) LONG-TERM DEBT - (CONTINUED)

      The aggregate principal repayments and reductions required in each of the years ending December 31, 2002 through December 31, 2006 and thereafter for our long-term debt is as follows (in millions):

                     2002 .....................       $   172
                     2003 .....................         1,749
                     2004 .....................         2,622
                     2005 .....................         2,349
                     2006 .....................         2,643
                     Thereafter ...............        20,675
                                                      -------
                                                      $30,210
                                                      =======

      Included in WorldCom long-term debt is a $700 million 6.125% senior note due 2012, which is a remarketable instrument. On April 15, 2002, the underwriter has an option to remarket the note and we have the option to accept the remarketing, exchange the note for new 5, 7 or 10-year notes at prevailing interest rates or redeem the note for cash. Since the note matures in 2012, it is not included in our 2002 scheduled debt maturities of $172 million.

      Our senior debt is currently rated as follows:

Rating Agency                         Rating      Outlook
--------------------------------------------------------------
Moody's Investors Service             A3          Under review
Standard & Poor's                     BBB+        Negative
Fitch Ratings                         BBB+        Stable

Any downgrade in rating will not trigger any events on our outstanding bond debt, although the cost of future bond offerings may increase. Our credit facilities contain ratings triggers affecting interest rates and our annual commitment fee, which are outlined above and are not liquidity triggers. Additionally, if WorldCom merges or consolidates with another corporation, the surviving corporation, after giving effect to the merger or consolidation, among other things, must have a then effective debt rating equal to or higher than Baa3 by Moody's and BBB- by Standard & Poor's. Further, our $2 billion receivables purchase program contains rating triggers which reduce the availability under the program, and if we are rated less than Baa3 by Moody's and less than BBB- by Standard & Poor's, or if we are not rated by either agency, then the receivables purchase program is terminated. Our management frequently communicates with the rating agencies and currently believes that a downgrade below Baa3 or BBB- is not likely.

(5) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES AND OTHER REDEEMABLE PREFERRED SECURITIES -

      In connection with the Intermedia merger, we issued the following series of preferred stock, which are mandatorily redeemable:

                                                 NUMBER OF
                                                 PREFERRED                    ANNUAL               AGGREGATE # OF SHARES CONVERTIBLE
                                                   SHARES     LIQUIDATION   DIVIDEND                     AT THE OPTION OF HOLDER
                                                AUTHORIZED,   PREFERENCE       PER     ASSOCIATED  ---------------------------------
                                                 ISSUED AND  PER PREFERRED  PREFERRED  DEPOSITORY     WORLDCOM           MCI GROUP
                                                OUTSTANDING      SHARE        SHARE      SHARES     GROUP SHARES          SHARES
                                                ------------------------------------------------------------------------------------
  Series D Junior Convertible preferred stock,
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

      The Series D, E and F preferred stock are currently redeemable in whole or in part, at our option for cash plus accrued and unpaid dividends at rates commencing with 103%, declining to 100% in 2004 and thereafter for the Series D and E preferred stock and commencing with 104%, declining to 100% in 2005 and thereafter for the Series F preferred stock.

      Dividends on the Series D, E and F preferred stock are payable in cash or shares of our common stock, at our election on each July 15, October 15, January 15 and April 15. To date, we have paid these dividends in cash and we expect to continue to pay cash dividends on our Series D, E and F preferred stock.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(5) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES AND OTHER REDEEMABLE PREFERRED SECURITIES - (CONTINUED)

      The Series D, E and F preferred shareholders are generally entitled to one-tenth of a vote per share of Series D, E or F preferred stock on all matters voting together with the WorldCom common shareholders as a single class.

      REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES:

      At the time of the Intermedia merger, Intermedia had outstanding Intermedia Series B Preferred Stock, and Digex had outstanding Series A Convertible Preferred Stock, or Digex Series A Preferred Stock, that remain outstanding subsequent to the Intermedia merger.

      As of December 31, 2001, there were 568,455 shares of Intermedia Series B Preferred Stock outstanding. Dividends on the Intermedia Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of additional shares of Intermedia Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Historically, Intermedia has paid the Intermedia Series B Preferred Stock dividend by the issuance of additional shares of Intermedia Series B Preferred Stock. The Intermedia Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Intermedia Series B Preferred Stock will be redeemable at the option of Intermedia at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007. Intermedia Series B Preferred Stock is generally entitled to one-tenth of one vote per share on all matters voting together with the common stock of Intermedia as a single class.

      The Digex Series A Preferred Stock has an aggregate liquidation preference of $100 million, and is convertible into approximately 1,462,000 shares of Class A Common Stock of Digex. The Digex Series A Preferred Stock does not pay dividends and there are no voting rights.

      As of December 31, 2001, we also had $750 million aggregate principal amount of 8% Cumulative Quarterly Income Preferred Securities, Series A, representing 30 million shares outstanding due June 30, 2026 and 475 shares of an authorized 500 shares of 6.375% cumulative preferred stock, Class A, or Class A Preferred Stock. Each share of Class A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $100,000 per share. The Class A Preferred Stock is mandatorily redeemable at the redemption price of $100,000 per share plus accumulated and unpaid dividends on January 1, 2019. Dividends on the Class A Preferred Stock are payable quarterly at a rate per annum equal to 6.375% of the liquidation preference of $100,000 per share when, as and if declared.

(6) PREFERRED STOCK -

      In October 2001, we exercised our option to redeem all of our outstanding Series B Preferred Stock. Prior to the redemption date, substantially all of the holders of our Series B Preferred Stock elected to convert the preferred stock into 0.1460868 shares of WorldCom group stock and 0.005843472 shares of MCI group stock for each share of Series B Preferred Stock held.

      In January 2000, each outstanding share of WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock was redeemed by us for $50.75 in cash, or approximately $190 million in the aggregate.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(7) SHAREHOLDER RIGHTS PLAN -

      On September 6, 2001, our preferred share purchase rights previously issued on August 25, 1996 expired. On March 7, 2002, our board of directors declared a dividend of one preferred share purchase right, or WorldCom group right, for each outstanding share of WorldCom group stock and one preferred share purchase right, or MCI group right, for each outstanding share of MCI group stock to shareholders of record on March 18, 2002. Each WorldCom group right entitles the holder to purchase from us one one-thousandth of a share of our Series 4 Junior Participating Preferred Stock, par value $.01 per share, or Series 4 Preferred Stock, at an initial price of $60.00 per one one-thousandth of a share of Series 4 Preferred Stock (the "Series 4 Purchase Price"), subject to adjustment. Each MCI group right entitles the holder to purchase from us one one-thousandth of a share of our Series 5 Junior Participating Preferred Stock, par value $.01 per share, or Series 5 Preferred Stock, at an initial price of $40.00 per one one-thousandth of a share of Series 5 Preferred Stock (the "Series 5 Purchase Price"), subject to adjustment.

      The WorldCom group rights and MCI group rights generally will be exercisable only after the close of business on the tenth business day following the date of public announcement or the date on which we first have notice or determine that a person or group of affiliated or associated persons, which we refer to as an "Acquiring Person," other than WorldCom, any of our subsidiaries or any employee benefit plan of WorldCom, has acquired, or has obtained the right to acquire, 15% or more of the outstanding shares of voting stock of WorldCom without the prior express written consent of a majority of our independent directors, or after the close of business on the tenth business day (or such later day as a majority of our independent directors shall determine, but in no event later than the tenth business day after a person becomes an Acquiring Person) after the commencement of a tender offer or exchange offer, by a person which, upon consummation, would result in such party's control of 15% or more of our voting stock. The WorldCom group rights and the MCI group rights will expire, if not previously exercised, exchanged or redeemed, on March 18, 2012.

      If any person or group acquires 15% or more of our outstanding voting stock without the prior written consent of a majority of our independent directors, each WorldCom group right, except those held by such person or group, would entitle that holder to acquire such number of shares of WorldCom group stock as equals the result obtained by multiplying the then current Series 4 Purchase Price by the number of one one-thousandths of a share of Series 4 Preferred Stock for which a WorldCom group right is then exercisable and dividing that product by 50% of the then current per-share market price of WorldCom group stock. If any person or group acquires 15% or more of our outstanding voting stock without the prior written consent of a majority of our independent directors, each MCI group right, except those held by such person or group, would entitle that holder to acquire such number of shares of MCI group stock as equals the result obtained by multiplying the then current Series 5 Purchase Price by the number of one one-thousandths of a share of Series 5 Preferred Stock for which an MCI group right is then exercisable and dividing that product by 50% of the then current per-share market price of MCI group stock.

      If any person or group acquires 15% or more, but less than 50%, of our outstanding voting stock without the prior written consent of a majority of our independent directors, each WorldCom group right and MCI group right, except those held by such person or group, may be exchanged for one share of WorldCom group stock or MCI group stock, as applicable, if so determined by a majority of our independent directors.

      If we were acquired in a merger or other business combination transaction where we are not the surviving corporation or where we are the surviving corporation, but WorldCom group stock or MCI group stock is exchanged or changed for stock or other securities of any other person or for cash or other property, or where 50% or more of our assets or earnings power is sold in one or more transactions without the prior written consent of a majority of our independent directors, each WorldCom group right and MCI group right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(7) SHAREHOLDER RIGHTS PLAN - (CONTINUED)

stock as equals the result obtained by multiplying the then current Series 4 Purchase Price or Series 5 Purchase Price, as applicable, by the number of one one-thousandths of a share of Series 4 Preferred Stock or Series 5 Preferred Stock for which a WorldCom group right or MCI group right, as applicable, is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger, sale or other business combination transaction.

      At any time prior to the time an Acquiring Person becomes such, a majority of our independent directors may redeem the WorldCom group rights and MCI group rights in whole, but not in part, at a price of $.01 per right, or the "Redemption Price". The redemption of the WorldCom group rights and MCI group rights may be made effective at such time, on such basis and with such conditions as a majority of our independent directors in their sole discretion may establish. Immediately upon any redemption of the WorldCom group rights and MCI group rights, the right to exercise them will terminate and the only right of the holders will be to receive the Redemption Price.

      The terms of the WorldCom group rights and MCI group rights may be amended by us without the consent of the holders of such rights, including an amendment to lower certain thresholds described above to not less than the greater of (i) any percentage greater than the largest percentage of the voting power of all securities of WorldCom then known to us to be beneficially owned by any person or group of affiliated or associated persons (other than WorldCom, our subsidiaries or any of our employee benefit plans) and (ii) 10%, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the WorldCom group rights or MCI group rights.

(8) LEASES AND OTHER COMMITMENTS -

      We lease office facilities and equipment under non-cancelable operating leases having initial or remaining terms of more than one year. Rental expense under these operating leases was $323 million, $392 million and $517 million in 1999, 2000 and 2001, respectively. Rental expense in 2001 increased as a result of our movement of technical facilities closer to our customers which should result in lower access costs in the future, international expansion and to a lesser degree, the inclusion of Intermedia and annual rent escalation. We are also obligated under rights-of-way and franchise agreements with various entities for the use of their rights-of-way for the installation of our telecommunications systems.

      At December 31, 2001, minimum lease payments under non-cancelable operating leases and commitments, other contractual commitments and capital leases were as follows (in millions):

                              OFFICE FACILITIES
                                AND EQUIPMENT
                                  AND OTHER
                                 CONTRACTUAL      TELECOMMUNICATIONS                                      CAPITAL
YEAR                             COMMITMENTS          FACILITIES         RIGHTS-OF-WAY       TOTAL         LEASES
-------------------------------------------------------------------------------------------------------------------
2002.......................        $   556            $    778               $     45        $ 1,379       $   140
2003.......................            479                 676                     33          1,188           110
2004.......................            481                 491                     32          1,004           113
2005.......................            418                 222                     26            666           103
2006.......................            350                 218                     23            591           108
Thereafter.................          3,211                 330                    284          3,825         1,003
                                   -------            --------               --------        -------       -------
Total......................        $ 5,495            $  2,715               $    443        $ 8,653         1,577
                                   =======            ========               ========        =======
Less: imputed interest.....                                                                                   (953)
                                                                                                           -------
                                                                                                           $   624
                                                                                                           =======

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(8) LEASES AND OTHER COMMITMENTS - (CONTINUED)

      We have various facility leases that include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require us to pay certain maintenance and utility costs. We also purchase special access circuits from traditional local phone companies under optional payment plans which are term and volume discounts off traditional local phone company standard pricing. At December 31, 2001, the remaining obligations associated with these discount plans are $1.8 billion.

      In October 1999, WorldCom and Electronic Data Systems Corporation, or EDS, finalized dual outsourcing agreements. Under these agreements, we outsource portions of our information technology, or IT, operations to EDS. EDS has assumed responsibility for our IT system operations at more than a dozen of our processing centers worldwide. The IT outsourcing agreement is represented by a 10-year contractual commitment with contractually specified minimums over the term of the contract. As of December 31, 2001, the contractual obligation associated with this contract is $2.4 billion in the aggregate and has been included with Office Facilities and Equipment and Other Contractual Commitments in the table above.

      Also included with Office Facilities and Equipment and Other Contractual Commitments in the table above are contractual commitments with traditional local phone companies who provide ports to us in co-located facilities, which we use for dial-up Internet access. As of December 31, 2001, the contractual commitment associated with these contracts was $1.9 billion in the aggregate. During 2001, we were successful in the renegotiation of many of these contracts, at no cost, and as a result, the contractual commitment has been lowered by more than $1.1 billion versus the comparable obligation in 2000.

      As of December 31, 2001, our receivables purchase program consisted of a $3.7 billion pool of receivables in which the purchaser owned an undivided interest, which includes the $2.0 billion sold.

(9) CONTINGENCIES -

      We are involved in legal and regulatory proceedings that are incidental to our business and have included loss contingencies in other current liabilities and other liabilities for these matters in our financial statements. In some instances, rulings by federal, state and international regulatory authorities may result in increased operating costs to us. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on our consolidated results of operations or financial position.

      REGULATION

      We are subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Our subsidiaries must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects us to rate of return regulation, nor are we currently required to obtain FCC authorization for installation or operation of our network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution services, wireless communications service and terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of our international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(9) CONTINGENCIES - (CONTINUED)

      In August 1996, the FCC established nationwide rules pursuant to the Telecommunications Act of 1996, or the Telecom Act, designed to encourage new entrants to compete in local service markets through interconnection with the traditional local phone companies, resale of traditional local phone companies' retail services, and use of individual and combinations of unbundled network elements, owned by the traditional local phone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue the rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that traditional local phone companies make specific unbundled network elements available to new entrants. The traditional local phone companies have sought reconsideration of the FCC's order and have petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. That case is pending.

      In its January 1999 decision, the Supreme Court remanded to the United States Court of Appeals for the Eighth Circuit various substantive questions concerning the FCC's rules for pricing unbundled network elements. In July 2000, the Eighth Circuit upheld the use of a forward-looking methodology but struck down the portion of the rule that calculates costs based on efficient technology and design choices. At the request of various parties, including us, the Supreme Court is reviewing the Eighth Circuit's decision. The Supreme Court heard oral argument in October 2001, and a ruling is expected in the first half of 2002.

      In December 1999, the FCC concluded that in providing high-speed digital subscriber line services, the incumbent local phone companies should be required to share primary telephone lines with competitive local exchange carriers, and the FCC identified the high frequency portion of the loop as a network element. In January 2001, the FCC clarified that the requirement to share lines applies to the entire loop, even where the traditional incumbent local phone company has deployed fiber in the loop. Under the order, the incumbent local phone companies must permit competing carriers to self-provision or partner with a data carrier in order to furnish voice and data service on the same line. The incumbent local phone companies have appealed these two rulings and we have intervened in support of the FCC.

      In December 2001 and February 2002, the FCC issued a series of Notices of Proposed Rulemaking, seeking to streamline and simplify the requirements imposed on traditional local phone companies with respect to unbundled network elements, broadband Internet access, and advanced services. Comments are due during the spring of 2002, and decisions are expected before the end of 2002. WorldCom cannot predict the outcome of these proceedings. However, if regulations are streamlined or removed, there are elements and combinations of elements upon which WorldCom relies to provide local services, broadband and advanced services that might no longer be required as a matter of federal regulation.

      The Telecom Act requires traditional local phone companies to petition the FCC for permission to offer long distance services for each state within their region. Under section 271 of the Telecom Act, for these applications to be granted, the FCC must find, among other things, that the traditional phone company has demonstrated that it has satisfied a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional local phone company applications and it has granted ten: Verizon's for New York, Massachusetts, Connecticut, Pennsylvania and Rhode Island and SBC's for Texas, Kansas, Oklahoma, Missouri and Arkansas. WorldCom and other competitive carriers appealed to the D.C. Circuit the approvals for Kansas, Oklahoma and Massachusetts. On December 28, 2001, the D.C. Circuit decided that the FCC had not adequately addressed whether the prices charged for leasing network elements by SBC in Kansas and Oklahoma create a price squeeze which violated the standards for SBC to gain long distance approval. Without vacating the approval, the D.C. Circuit remanded the case to the FCC for it to address the price squeeze issue. A briefing schedule has not been established for the Massachusetts appeal. BellSouth has filed applications to offer long

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(9) CONTINGENCIES - (CONTINUED)

distance service for Georgia and Louisiana, and Verizon has filed applications for Vermont and New Jersey. Other applications may be filed at any time. We have challenged, and will continue to challenge, any application that does not satisfy the requirements of section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional local phone companies' operations support systems. In addition, legislation has been introduced in Congress that would have the effect of allowing traditional local phone companies to offer in-region long distance data services without satisfying section 271 of the Telecom Act and/or of making it more difficult for competitors to resell incumbent local phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, WorldCom and others have successfully opposed these legislative initiatives.

      In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including us, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional local phone companies. Many of these public utility commission decisions were appealed by the traditional local phone companies and, since the FCC's order, many traditional local phone companies have filed new cases at the public utility commissions or in court. We petitioned for review of the FCC's order in the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings. In April 2001, the FCC issued an Order on Remand and Report and Order asserting jurisdiction over calls to Internet service providers and establishing a three-year transitional scheme of decreasing reciprocal compensation rates. We filed a petition for review of the FCC's order with the D.C. Circuit, and the Court heard oral arguments on February 12, 2002.

      It is possible that spectrum rights held may be disrupted by FCC decisions to re-allocate some or all of that spectrum to other services. If this re-allocation were to occur, we cannot predict whether current deployment plans for our multi-channel multipoint distribution service services will be sustainable.

      LITIGATION

      In November 2000, class action complaints were filed in the United States District Courts for the Southern District of Mississippi, the Southern District of New York, and the District of Columbia against WorldCom and some of our executive officers. All of these actions were consolidated in the Southern District of Mississippi on March 27, 2001, along with another purported class action lawsuit filed on behalf of individuals who purchased stock in Intermedia between September 5 and November 1, 2000, which action asserts substantially similar claims and alleges that after the announcement of the WorldCom-Intermedia merger, the price of Intermedia stock was tied to the price of WorldCom stock. On June 1, 2001, the plaintiffs filed a consolidated amended complaint. Among other things, the consolidated amended complaint alleged that statements regarding WorldCom's revenues, the integration of MCI, the success of UUNET Technologies, and the expansion of WorldCom's network were false; WorldCom's financial disclosures were false; and WorldCom's announcement of its "generation d" initiative was misleading. Based on these allegations, the consolidated amended complaint asserts claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20(a) of the Securities Exchange Act of 1934. The consolidated amended complaint seeks to certify a class of persons who purchased WorldCom shares between February 10, 2000 and November 1, 2000, inclusive; it does not assert separate claims on behalf of purchasers of Intermedia shares. On August 7, 2001, WorldCom and the individual defendants filed a motion to dismiss the consolidated amended complaint in its entirety. We believe that the factual allegations and legal claims asserted in the consolidated amended complaint are without merit and intend to defend them vigorously.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(9) CONTINGENCIES - (CONTINUED)

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

(10) EMPLOYEE BENEFIT PLANS -

STOCK OPTION PLANS:

      Effective with our recapitalization, each outstanding stock option under our existing stock option plans was converted into a stock option to acquire shares of WorldCom group stock having the same terms and conditions, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The following information reflects this conversion ratio. We do not maintain a plan for the issuance of MCI group stock options. We have several stock option plans under which options to acquire up to 919 million shares of WorldCom group stock may be granted to directors, officers and employees of WorldCom including the stock option plans acquired through various acquisitions. As of December 31, 1999, 2000 and 2001, outstanding options and warrants to acquire 101 million, 137 million and 202 million shares, respectively, were exercisable. We account for these plans under APB Opinion No. 25, under which no compensation cost is recognized. Terms and conditions of our options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of our board of directors; however, no options are exercisable for more than 10 years after date of grant. As of December 31, 2001, 586 million options had been granted under these plans.

      Additionally, there are outstanding warrants to acquire 2.4 million shares of WorldCom group stock at prices ranging from $20.75 to $45.00 per share which were granted by acquired entities prior to their merger with WorldCom.

      Additional information regarding options and warrants granted and outstanding is summarized below (in millions, except per share data):

                                                                NUMBER OF           WEIGHTED-
                                                               OPTIONS AND           AVERAGE
                                                                WARRANTS         EXERCISE PRICE
                                                                --------         --------------
      Balance, December 31, 1998.....................              254            $    16.40
      Granted to employees/directors.................              157                 45.17
      Exercised......................................              (63)                14.84
      Expired or canceled............................              (19)                29.92
                                                                   ---            ----------
      Balance, December 31, 1999.....................              329                 29.63
      Granted to employees/directors.................              112                 42.73
      Exercised......................................              (38)                15.14
      Expired or canceled............................              (47)                40.27
                                                                   ---            ----------
      Balance, December 31, 2000.....................              356                 33.95
      Assumed in connection with acquisitions........               10                 24.59
      Granted to employees/directors.................               91                 15.63
      Exercised......................................              (10)                10.74
      Expired or canceled............................              (44)                37.79
                                                                   ---            ----------
      Balance, December 31, 2001.....................              403            $    29.83
                                                                   ===            ==========

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(10) EMPLOYEE BENEFIT PLANS - (CONTINUED)

      Options and warrants to purchase 1 million, 323 million and 370 million shares of WorldCom group stock, were outstanding as of December 31, 1999, 2000 and 2001, respectively, with an exercise price in excess of the respective year end closing market price for WorldCom group stock.

      The following table summarizes information about the WorldCom group options and warrants outstanding at December 31, 2001:

                                   OPTIONS AND WARRANTS OUTSTANDING             OPTIONS AND WARRANTS EXERCISABLE
                          --------------------------------------------------   ---------------------------------
         RANGE OF             NUMBER          REMAINING         WEIGHTED-         NUMBER             WEIGHTED-
         EXERCISE          OUTSTANDING       CONTRACTUAL         AVERAGE        OUTSTANDING           AVERAGE
          PRICES          (IN MILLIONS)      LIFE (YEARS)     EXERCISE PRICE   (IN MILLIONS)      EXERCISE PRICE
         --------         -------------      ------------     --------------   -------------      --------------
     $  0.01 - 16.81            149              6.9             $ 14.45             60               $ 12.84
       16.82 - 33.61             60              5.7               22.11             55                 23.89
       33.62 - 50.42            193              6.9               43.96             86                 44.26
       50.43 - 84.03              1              5.3               56.60              1                 56.34
                                ---                                                 ---
                                403                                                 202
                                ===                                                 ===

      SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. Applying SFAS No. 123 to the WorldCom group would result in net income and earnings per share, or EPS, amounts as follows (in millions, except per share data):

                                                                                              1999     2000      2001
                                                                                              ----     ----      ----
     Net income attributed to WorldCom group before cumulative                As reported     $2,294   $2,608   $1,407
       effect of accounting change..........................................    With 123       1,795    1,844      600
                                                                              As reported       0.81     0.91     0.48
     Basic EPS..............................................................    With 123        0.64     0.64     0.21
                                                                              As reported       0.78     0.90     0.48
     Diluted EPS............................................................    With 123        0.61     0.63     0.20

      The fair value of each option is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grant:

                                                             WEIGHTED-
                               EXPECTED      RISK-FREE     AVERAGE GRANT-
               DATE GRANTED   VOLATILITY   INTEREST RATE  DATE FAIR VALUE
               ------------   ----------   -------------  ---------------
                   1999          26.8%          5.2%         $  14.91
                   2000          30.2%          6.3%         $  16.79
                   2001          39.7%          4.7%         $   6.53

      Additionally, for all options, a 15% forfeiture rate was assumed with an expected life of 5 years and no dividend yield.

401(k) PLANS:

      WorldCom and its subsidiaries offer our qualified employees the opportunity to participate in one of our defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code, or the Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $10,500. We match individual employee contributions in selected plans, up to a maximum level which in no case

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(10) EMPLOYEE BENEFIT PLANS - (CONTINUED)

exceeds 6% of the employee's compensation. Expenses recorded by us relating to our 401(k) plans were $108 million, $112 million and $103 million for the years ended December 31, 1999, 2000 and 2001, respectively.

EMPLOYEE STOCK PURCHASE PLAN:

      Effective July 1, 2001, we established the MCI group 2001 Employee Stock Purchase Plan under Section 423 of the Code which allows eligible MCI group employees to purchase shares of MCI group stock through payroll deductions not to exceed 15% of the employee's compensation. The purchase price is 85% of the lower of the fair market value of MCI group stock on the participant's enrollment date or the exercise date. A maximum of 10 million shares of MCI group stock are authorized for issuance. During 2001 shares totaling 346,000 were issued at an average price of $13.10 per share.

(11) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS -

      We maintain a noncontributory defined benefit pension plan, or MCI Plan, and a supplemental pension plan, or the Supplemental Plan, and WorldCom International Data Services, Inc., a subsidiary of MCI, has a defined benefit pension plan. Collectively, these plans cover substantially all MCI employees who became WorldCom employees as a result of the merger with MCI and who work 1,000 hours or more in a year. Effective January 1, 1999, no future compensation credits are earned by participants of the MCI Plan.

      Annual service cost is determined using the Projected Unit Credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of employees. As of December 31, 2000, the fair value of MCI Plan assets exceeded the MCI Plan accumulated benefit obligation by $42 million. As of December 31, 2001, the accumulated benefit obligation exceeded the fair value of the plan assets by $21 million. There is no additional minimum pension liability required to be recognized.

      Additionally, Embratel sponsors a contributory defined benefit pension plan and a post-retirement benefit plan. Annual service cost is determined using the projected unit credit actuarial method. Approximately 95% of Embratel's full-time employees are covered by these plans. The defined benefit pension plan had a fair value of assets in excess of accumulated benefit obligation of $3 million at December 31, 2000. There is no additional minimum pension liability to be recognized.

      In April 1999, we completed the sale of MCI Systemhouse Corp. and SHL Systemhouse Co. to EDS for $1.6 billion resulting in a settlement gain of $24 million and benefit payments of $80 million.

      The following table sets forth information for the MCI pension plans and, for the year ended December 31, 2000, the Embratel defined benefit pension and post-retirement plans' assets and obligations (in millions):

                                                                                                EMBRATEL PLANS
                                                                                 MCI         ---------------------
                                                                               PENSION       PENSION        OTHER
                                                                                PLANS        BENEFITS     BENEFITS
                                                                                -----        --------     --------
           CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at January 1, 2000 ......................              $ 476          $ 349        $ 109
      Service cost ...............................................                 --              1           --
      Interest cost ..............................................                 35             37           12
      Actuarial loss .............................................                  8             29            8
      Benefits paid ..............................................                (59)           (30)          (4)
      Foreign currency exchange ..................................                 --            (32)         (10)
      Plan amendments ............................................                  4             --           --
      Assumption change ..........................................                  3             --           --
                                                                                -----          -----        -----

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                                                                                EMBRATEL PLANS
                                                                                 MCI         ---------------------
                                                                               PENSION       PENSION        OTHER
                                                                                PLANS        BENEFITS     BENEFITS
                                                                                -----        --------     --------
      Benefit obligation at December 31, 2000 ....................                467            354          115
      Interest cost ..............................................                 32              *            *
      Actuarial gain .............................................                 (1)             *            *
      Benefits paid ..............................................                (45)             *            *
      Assumption change ..........................................                  2              *            *
                                                                                -----          -----        -----
      Benefit obligation at December 31, 2001 ....................              $ 455              *            *
                                                                                =====          =====        =====
           CHANGE IN PLAN ASSETS
      Fair value of assets at January 1, 2000 ....................              $ 565          $ 361        $  29
      Actual return on plan assets ...............................                 36             57            5
      Foreign currency exchange ..................................                 --            (31)          (2)
      Benefits paid ..............................................                (59)           (30)          (4)
                                                                                -----          -----        -----
      Fair value of assets at December 31, 2000 ..................                542            357           28
      Actual return on plan assets ...............................                 (8)             *            *
      Benefits paid ..............................................                (45)             *            *
      Effect of settlement/transfers .............................                (27)             *            *
                                                                                -----          -----        -----
      Fair value of assets at December 31, 2001 ..................              $ 462              *            *
                                                                                =====          =====        =====
           AS OF DECEMBER 31, 2001:
      Funded status ..............................................              $   7              *            *
      Unrecognized net actuarial gain ............................                (17)             *            *
      Unamortized prior service cost .............................                  6              *            *
                                                                                -----          -----        -----
      Accrued benefit cost .......................................              $  (4)             *            *
                                                                                =====          =====        =====
      Weighted-average actuarial assumptions:
      Discount rate ..............................................               7.25%             *            *
      Expected return on plan assets .............................               9.00%             *            *
      Rate of compensation increase ..............................                N/A              *            *
           AS OF DECEMBER 31, 2000:
      Funded status ..............................................              $  75          $   3        $ (87)
      Unrecognized net actuarial (gain) loss .....................               (102)           (60)          44
      Unamortized prior service cost .............................                  7             --           --
      Unrecognized transition liability ..........................                 --              2           --
                                                                                -----          -----        -----
      Accrued benefit cost .......................................              $ (20)         $ (55)       $ (43)
                                                                                =====          =====        =====
      Weighted-average actuarial assumptions:
      Discount rate ..............................................               7.50%          6.00%        6.00%
      Expected return on plan assets .............................               9.00%          9.00%        9.00%
      Rate of compensation increase ..............................                N/A            N/A          N/A

* Information is not provided as a result of the Embratel deconsolidation effective January 1, 2001.

      The components of the net post-retirement benefit and pension costs for the years ended December 31, 1999, 2000 and 2001 are as follows (in millions):

                                                                        1999                         2000                 2001
                                                          ---------------------------------------------------------------------
                                                                          EMBRATEL                        EMBRATEL
                                                            MCI      -------------------    MCI     -------------------   MCI
                                                          PENSION    PENSION     OTHER    PENSION   PENSION    PENSION   OTHER
                                                           PLANS     BENEFITS   BENEFITS   PLANS    BENEFITS   BENEFITS  PLANS
                                                          ---------------------------------------------------------------------
      Service cost ..................................     $    1      $    1     $   --    $   --    $   --     $  --    $   --
      Interest cost on accumulated post-retirement
          benefit obligation ........................         36          17          5        35        35        11        32
      Expected return on plan assets ................        (50)        (25)        (2)      (49)      (46)       (4)      (44)
      Amortization of transition obligation .........         --          (2)        --        --        --        --         1
      Amortization of net loss (gain) ...............         (4)         --          1       (10)       (2)        2        (5)
                                                          ---------------------------------------------------------------------
      Net periodic post-retirement benefit cost .....     $  (17)     $   (9)    $    4    $  (24)   $  (13)    $   9    $  (16)
                                                          =====================================================================

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(12) INCOME TAXES -

      The provision for income taxes is composed of the following (in millions):

                                                          1999       2000        2001
                                                          ----       ----        ----
      Current ........................................   $   62     $1,376      $  (177)
      Deferred .......................................    2,903      1,649        1,104
                                                         ------     ------      -------
      Total provision for income taxes ...............   $2,965     $3,025      $   927
                                                         ======     ======      =======

      The following is a reconciliation of the provision for income taxes to the expected amounts using the statutory rate:

                                                                                       1999      2000     2001
                                                                                       ----      ----     ----
      Expected statutory amount .................................................      35.0%     35.0%    35.0%
      Nondeductible amortization of excess of cost over net tangible assets
         acquired ...............................................................       5.2       5.0     13.7
      State income taxes ........................................................       2.5       2.6     (5.0)
      Valuation allowance .......................................................      (1.5)       --       --
      Tax credits ...............................................................      (0.2)     (0.4)    (2.9)
      Other .....................................................................       0.4      (2.2)    (2.1)
                                                                                       ----      ----     ----
      Actual tax provision ......................................................      41.4%     40.0%    38.7%
                                                                                       ====      ====     ====

      The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2000 and 2001 (in millions):

                                                           2000                     2001
                                                  ---------------------     ---------------------
                                                  ASSETS    LIABILITIES     ASSETS    LIABILITIES
                                                  ------    -----------     ------    -----------
      Fixed assets ...........................   $    --      $(4,779)     $    --      $(5,580)
      Goodwill and other intangibles .........        --         (122)          --          (11)
      Investments ............................       363           --          392           --
      Other assets ...........................        --         (264)          --         (423)
      Accrued liabilities ....................       643           --          394           --
      NOL carryforwards ......................       517           --        1,315           --
      Tax credits ............................       760           --          686           --
      Other ..................................        --         (366)          --         (123)
                                                 -------      -------      -------      -------
                                                   2,283       (5,531)       2,787       (6,137)
      Valuation allowance ....................      (191)          --         (465)          --
                                                 -------      -------      -------      -------
                                                 $ 2,092      $(5,531)     $ 2,322      $(6,137)
                                                 =======      =======      =======      =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss, or NOL, carryforwards.

      At December 31, 2001, we had unused NOL carryforwards for federal income tax purposes of approximately $3.4 billion which expire in various amounts during the years 2011 through 2021. These NOL carryforwards result in a deferred tax asset of approximately $1.3 billion at December 31, 2001.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(12) INCOME TAXES - (CONTINUED)

      Approximately $1.7 billion of NOL carryforwards for federal income tax purposes relate to preacquisition NOL carryforwards attributable to entities acquired in transactions accounted for as purchases. These carryforwards and other deferred tax assets result in deferred tax assets for which a valuation allowance of $433 million has been established. If subsequent events or conditions dictate an increase in the need for a valuation allowance attributable to such deferred tax assets, the income tax expense for that period will be increased accordingly.

      In addition, at December 31, 2001 we have unused NOL carryforwards of $85 million outside the United States which generally do not expire. These carryforwards result in a $32 million deferred tax asset for which a valuation allowance has been established.

(13) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

      Interest paid by us during the years ended December 31, 1999, 2000 and 2001 amounted to $1.3 billion, $1.1 billion and $1.4 billion, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1999, 2000 and 2001 were $106 million, $452 million and $148 million, respectively.

      In conjunction with business combinations during the years ended December 31, 1999, 2000 and 2001, assets acquired, liabilities assumed and common stock issued were as follows (in millions):

                                                            1999        2000        2001
                                                          -------     -------      -------
      Fair value of assets acquired ................      $    62     $    --      $ 1,932
      Goodwill and other intangible assets .........        2,231          43        5,102
      Liabilities assumed ..........................         (987)        (29)      (4,201)
      Preferred stock issued or assumed ............           --          --       (1,361)
      Common stock issued ..........................         (228)         --       (1,266)
                                                          -------     -------      -------
      Net cash paid ................................      $ 1,078     $    14      $   206
                                                          =======     =======      =======

(14) SEGMENT AND GEOGRAPHIC INFORMATION -

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

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(14) SEGMENT AND GEOGRAPHIC INFORMATION - (CONTINUED)

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about our segments is as follows (in millions):

                                                    REVENUES FROM              SELLING, GENERAL AND
                                                 EXTERNAL CUSTOMERS              ADMINISTRATIVE             CAPITAL EXPENDITURES
                                            ----------------------------  ----------------------------  ----------------------------
                                              1999      2000      2001      1999      2000     2001       1999      2000      2001
                                            --------  --------  --------  --------  --------  --------  --------  --------  --------
   Voice, data and Internet ..............  $ 14,817  $ 16,880  $ 18,371  $  2,655  $  3,209  $  3,895  $  5,532  $  8,376  $  6,505
   International operations ..............     1,624     2,367     2,977       774     1,094     1,409     1,494     1,754     1,114
   Consumer ..............................     7,590     7,778     7,227     3,275     2,823     2,968       235       146        89
   Wholesale .............................     3,943     3,388     2,641       620       538       617       192        94        32
   Alternative channels and small business     3,142     3,541     2,427       808     1,030     1,092       182        75       109
   Dial-up Internet ......................     1,497     1,628     1,536       368       426       537       178       185        37
   Corporate - other charges .............        --        --        --        --       778       888        --        --        --
   Other .................................       523        --        --       170        --        --        10        --        --
   Elimination of intergroup expenses ....        --        --        --      (331)     (254)     (360)       --        --        --
                                            --------  --------  --------  --------  --------  --------  --------  --------  --------
        Total before Embratel ............    33,136    35,582    35,179     8,339     9,644    11,046     7,823    10,630     7,886
   Embratel ..............................     2,854     3,662        --       610       980        --       893       854        --
   Elimination of intersegment
      revenue/expenses ...................       (82)     (154)       --       (14)      (27)       --        --        --        --
                                            --------  --------  --------  --------  --------  --------  --------  --------  --------
        Total ............................  $ 35,908  $ 39,090  $ 35,179  $  8,935  $ 10,597  $ 11,046  $  8,716  $ 11,484  $  7,886
                                            ========  ========  ========  ========  ========  ========  ========  ========  ========

      As discussed in Note 1, we deconsolidated our investment in Embratel as of January 1, 2001. Embratel, which provides communications services in Brazil, was designated as a separate reportable segment for periods prior to January 1, 2001. Accordingly, we have included Embratel in our segment information presented for 1999 and 2000. Additionally, Other includes the operations of MCI Systemhouse Corp. and SHL Systemhouse Co., which was sold to EDS in April 1999.

      See Note 17 for a reconciliation of the WorldCom group's and the MCI group's operating results to our consolidated results of operations.

      Information about our operations by geographic areas are as follows (in millions):

                                                       1999                     2000                   2001
                                              ----------------------   ---------------------   ---------------------
                                                          LONG-LIVED              LONG-LIVED              LONG-LIVED
                                              REVENUES      ASSETS     REVENUES     ASSETS     REVENUES     ASSETS
                                              --------    ----------   --------   ----------   --------   ----------
   United States ......................        $30,721      $21,965     $32,177     $29,816     $31,428     $34,799
   Brazil .............................          2,772        4,017       3,508       4,008          --          --
   All other international ............          2,415        2,636       3,405       3,599       3,751       4,010
                                               -------      -------     -------     -------     -------     -------
   Total ..............................        $35,908      $28,618     $39,090     $37,423     $35,179     $38,809
                                               =======      =======     =======     =======     =======     =======

(15) UNAUDITED QUARTERLY FINANCIAL DATA -

                                                                                         QUARTER ENDED
                                                          ------------------------------------------------------------------------
                                                              MARCH 31,          JUNE 30,       SEPTEMBER 30,       DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                            2000     2001     2000      2001    2000     2001      2000      2001
                                                          ------------------------------------------------------------------------
                                                                             (in millions, except per share data)
Revenues .............................................    $ 9,612  $ 8,825   $ 9,807  $ 8,910  $10,037  $ 8,966   $ 9,634  $ 8,478
Operating income .....................................      2,424    1,197     2,387      384    1,852    1,180     1,490      753
Income before cumulative effect of accounting change .      1,288      610     1,273       97      951      536       726      258
Net income ...........................................      1,203      610     1,273       97      951      536       726      258
Distributions on mandatorily redeemable preferred
  securities and other preferred dividend requirements         17       16        16       16       16       43        16       42
Income (loss) before cumulative effect of accounting
  change attributed to:
    WorldCom group ...................................        741      548       732      126      599      503       601      347
    MCI group ........................................        547       62       541      (29)     352       33       125      (89)

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                                                                         QUARTER ENDED
                                                          ------------------------------------------------------------------------
                                                              MARCH 31,          JUNE 30,       SEPTEMBER 30,       DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                            2000     2001     2000      2001    2000     2001      2000      2001
                                                          ------------------------------------------------------------------------
                                                                             (in millions, except per share data)
Income (loss) per share before cumulative effect of
  accounting change:
    WorldCom group -
    Basic ............................................       0.25     0.18      0.25     0.04     0.20     0.16      0.20     0.10
    Diluted ..........................................       0.25     0.18      0.25     0.04     0.20     0.16      0.20     0.10
    MCI group -
    Basic ............................................       4.80     0.54      4.75    (0.25)    3.06     0.28      1.09    (0.75)
    Diluted ..........................................       4.80     0.54      4.75    (0.25)    3.06     0.28      1.09    (0.75)

(16) RELATED PARTY TRANSACTIONS -

      We have entered into certain loan and guaranty arrangements involving Bernard J. Ebbers, WorldCom's President and Chief Executive Officer, principally relating to certain obligations to financial institutions secured by Mr. Ebbers' stock in WorldCom. Following recent declines in the closing price of the WorldCom group stock, the outstanding debt covered by the WorldCom guaranty in favor of Bank of America, N.A., or Bank of America, has been repaid and we have deposited with Bank of America approximately $35 million to collateralize a letter of credit used to support financing for which Mr. Ebbers is obligated. The underlying letter of credit is scheduled to expire on February 15, 2003, subject to renewal, extension or substitution.

      WorldCom made aggregate payments of approximately $198.7 million to Bank of America pursuant to the guaranty, in addition to the deposit collateralizing the letter of credit. That amount, together with any amounts paid or costs incurred by us in connection with the letter of credit, plus accrued interest at a floating rate equal to that under one of our credit facilities, is payable by Mr. Ebbers to us on demand. The amount of such interest accrued through February 28, 2002, is approximately $875,000 and the interest rate as of that date was 2.15% per annum.

      In addition to the guaranty arrangements, we have also agreed to loan up to $165 million in principal amount to Mr. Ebbers. These loans are payable on demand and bear interest at floating rates equal to that under certain of our credit facilities. As of February 28, 2002, the aggregate principal amount of indebtedness owed by Mr. Ebbers to us under these loans was approximately $144.3 million. Accrued interest on these loans is approximately $5.5 million through February 28, 2002, at interest rates ranging from 2.14% to 2.16% per annum as of that date.

      We have been advised that Mr. Ebbers has used, or plans to use, the proceeds of the loans from WorldCom principally to repay certain indebtedness under loans secured by shares of our stock owned by him and that the proceeds of such secured loans were used for private business purposes. The loans and guaranty by WorldCom were made following a determination that they were in the best interests of WorldCom and our shareholders in order to avoid additional forced sales of Mr. Ebbers' stock in WorldCom. The determination was made by our Compensation and Stock Option Committee as a result of the pressure on our stock price, margin calls faced by Mr. Ebbers and other considerations. Such actions were ratified and approved by our board of directors.

      In connection with the transactions described above, and subject to certain limitations, and effective upon termination of restrictions under existing lending agreements, Mr. Ebbers pledged to WorldCom the shares of our stock owned by him with respect to his obligations under the loans and guaranty from WorldCom. The pledge of certain of those shares is subordinated to the prior rights of other lenders and is not currently perfected. Mr. Ebbers also agreed to indemnify WorldCom for any amounts expended or losses, damages, costs, claims or expenses incurred under the guaranty or the loans from WorldCom and has provided information demonstrating that his assets are sufficient to cover his outstanding obligations to us.

                         WORLDCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(17) CONSOLIDATING INFORMATION -

      Below is the consolidating financial information of the WorldCom group and the MCI group. The financial information reflects the businesses attributed to the WorldCom group and the MCI group including the allocation of revenues and expenses between the WorldCom group and the MCI group in accordance with our allocation policies.

      The attribution of the assets, liabilities, equity, revenues and expenses for each group, as reflected in our consolidated financial statements, which are consolidated in accordance with accounting principles generally accepted in the United States, is primarily based on specific identification of the businesses included in each group. Where specific identification was impractical, other methods and criteria were used that our management believes are equitable and provide a reasonable estimate of the assets, liabilities, equity, revenues and expenses attributable to each group. Our shared corporate services and related balance sheet amounts (such as executive management, human resources, legal, regulatory, accounting, tax, treasury, strategic planning and information systems support) have been attributed to the WorldCom group or the MCI group based upon identification of such services specifically benefiting each group. Where determinations based on specific usage alone are impractical, other methods and criteria were used that our management believes are equitable and provide a reasonable estimate of the cost attributable to each group.

      Our board of directors or any special committee appointed by the board of directors may, without shareholder approval, change the polices set forth in our tracking stock policy statement. Our board of directors or any special committee appointed by the board of directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in our tracking stock policy statement in connection with particular facts and circumstances, all as they may determine to be in our best interests as a whole.

                         WORLDCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2001

(17) CONSOLIDATING INFORMATION - (CONTINUED)

                          CONSOLIDATING STATEMENT OF OPERATIONS
                                  (IN MILLIONS)

                                                                             YEAR ENDED DECEMBER 31, 1999
                                                                 --------------------------------------------------
                                                                 WORLDCOM        MCI
                                                                   GROUP        GROUP      ELIMINATIONS    WORLDCOM
                                                                 --------      --------    ------------    --------
Revenues                                                         $ 19,736      $ 16,172      $     --      $ 35,908
                                                                 --------      --------      --------      --------
Operating expenses:
      Line costs:
          Attributed costs (1)                                      7,841         6,898            --        14,739
          Intergroup allocated expenses (2)                            64           189          (253)           --
      Selling, general and administrative:
          Attributed costs (1)                                      2,594         3,113         3,228         8,935
          Shared corporate services (3)                             1,601         1,627        (3,228)           --
          Other intergroup allocated expenses (4)                      --           331          (331)           --
      Depreciation and amortization:
          Attributed costs (1)                                      3,533           821            --         4,354
          Intergroup allocated expenses (5)                          (520)          (64)          584            --
      Other charges                                                    (8)           --            --            (8)
                                                                 --------      --------      --------      --------
Total                                                              15,105        12,915            --        28,020
                                                                 --------      --------      --------      --------
Operating income                                                    4,631         3,257            --         7,888
Interest expense                                                     (460)         (506)           --          (966)
Miscellaneous income                                                  237             5            --           242
                                                                 --------      --------      --------      --------
Income before income taxes and minority interests                   4,408         2,756            --         7,164
Provision for income taxes                                          1,856         1,109            --         2,965
                                                                 --------      --------      --------      --------
Income before minority interests                                    2,552         1,647            --         4,199
Minority interests                                                   (186)           --            --          (186)
                                                                 --------      --------      --------      --------
Net income before distributions on mandatorily
      redeemable preferred securities                               2,366         1,647            --         4,013
Distributions on mandatorily redeemable preferred securities
      and other preferred dividend requirements                        72            --            --            72
                                                                 --------      --------      --------      --------
Net income                                                       $  2,294      $  1,647      $     --      $  3,941
                                                                 ========      ========      ========      ========

(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.
(2) The WorldCom group was allocated $64 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $189 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.
(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting and tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $1.6 billion and $1.6 billion, respectively.
(4) The MCI group was allocated $303 million of costs related to its use of buildings, furniture and fixtures and $28 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.
(5) A credit of $492 million and $64 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $28 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                         WORLDCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

(17) CONSOLIDATING INFORMATION - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                          YEAR ENDED DECEMBER 31, 1999
                                                             -----------------------------------------------------
                                                              WORLDCOM         MCI
                                                               GROUP          GROUP      ELIMINATIONS     WORLDCOM
                                                             ---------      ---------    ------------    ---------
Cash flows from operating activities:
Net income                                                   $   2,366      $   1,647      $      --     $   4,013
Adjustments to reconcile net income to net cash provided
   by operating activities:                                      4,986          2,006             --         6,992
                                                             ---------      ---------      ---------     ---------
   Net cash provided by operating activities                     7,352          3,653             --        11,005
                                                             ---------      ---------      ---------     ---------

Cash flows from investing activities:
Capital expenditures                                            (7,929)          (787)            --        (8,716)
Acquisitions and related costs                                    (786)          (292)            --        (1,078)
All other investing activities, net                                670           (431)            --           239
                                                             ---------      ---------      ---------     ---------
   Net cash used in investing activities                        (8,045)        (1,510)            --        (9,555)
                                                             ---------      ---------      ---------     ---------

Cash flows from financing activities:
Principal repayments on debt, net                               (2,894)            --             --        (2,894)
Attributed stock activity of WorldCom, Inc.                        886             --             --           886
Intergroup advances, net                                         2,097         (2,097)            --            --
All other financing activities, net                                (72)            --             --           (72)
                                                             ---------      ---------      ---------     ---------
   Net cash provided by (used in) financing activities              17         (2,097)            --        (2,080)
Effect of exchange rate changes on cash                           (221)            --             --          (221)
                                                             ---------      ---------      ---------     ---------
Net increase (decrease) in cash and cash equivalents              (897)            46             --          (851)
Cash and cash equivalents beginning of period                    1,703             24             --         1,727
                                                             ---------      ---------      ---------     ---------
Cash and cash equivalents end of period                      $     806      $      70      $      --     $     876
                                                             =========      =========      =========     =========

                         WORLDCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

         (17)   CONSOLIDATING INFORMATION - (CONTINUED)

                               CONSOLIDATING BALANCE SHEET
                                      (IN MILLIONS)

                                                                        AT DECEMBER 31, 2000
                                                        ----------------------------------------------------
                                                         WORLDCOM        MCI
                                                          GROUP         GROUP    ELIMINATIONS(1)   WORLDCOM
                                                        ---------     ---------  ---------------   ---------
Current assets                                          $   8,092     $   2,312     $    (649)     $   9,755
Property and equipment, net                                35,177         2,246            --         37,423
Goodwill and other intangibles                             36,685         9,909            --         46,594
Other assets                                                5,939           168          (976)         5,131
                                                        ---------     ---------     ---------      ---------
     Total assets                                       $  85,893     $  14,635     $  (1,625)     $  98,903
                                                        =========     =========     =========      =========

Current liabilities                                     $  14,213     $   4,109     $    (649)     $  17,673
Long-term debt                                             11,696         6,000            --         17,696
Noncurrent liabilities                                      3,648         2,063          (976)         4,735
Minority interests                                          2,592            --            --          2,592
Company obligated mandatorily redeemable
     preferred securities                                     798            --            --            798
Shareholders' investment                                   52,946         2,463            --         55,409
                                                        ---------     ---------     ---------      ---------
     Total liabilities and shareholders' investment     $  85,893     $  14,635     $  (1,625)     $  98,903
                                                        =========     =========     =========      =========

(1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group (and the MCI group had a corresponding net payable to the WorldCom group) of $1.6 billion, of which $649 million was classified as current with the remainder classified as long-term.

                        WORLDCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001

(17) CONSOLIDATING INFORMATION - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                  (IN MILLIONS)


                                                                             YEAR ENDED DECEMBER 31, 2000
                                                                 --------------------------------------------------
                                                                 WORLDCOM        MCI
                                                                   GROUP        GROUP      ELIMINATIONS    WORLDCOM
                                                                 --------      --------    ------------    --------
Revenues                                                         $ 22,755      $ 16,335      $     --      $ 39,090
                                                                 --------      --------      --------      --------
Operating expenses:
     Line costs:
         Attributed costs (1)                                       8,658         6,804            --        15,462
         Intergroup allocated expenses (2)                             87           373          (460)           --
     Selling, general and administrative:
         Attributed costs (1)                                       3,682         2,981         3,934        10,597
         Shared corporate services (3)                              2,007         1,927        (3,934)           --
         Other intergroup allocated expenses (4)                       --           254          (254)           --
     Depreciation and amortization:
         Attributed costs (1)                                       3,907           971            --         4,878
         Intergroup allocated expenses (5)                           (627)          (87)          714            --
                                                                 --------      --------      --------      --------
Total                                                              17,714        13,223            --        30,937
                                                                 --------      --------      --------      --------
Operating income                                                    5,041         3,112            --         8,153
Interest expense                                                     (458)         (512)           --          (970)
Miscellaneous income                                                  385            --            --           385
                                                                 --------      --------      --------      --------
Income before income taxes, minority interests and
     cumulative effect of accounting change                         4,968         2,600            --         7,568
Provision for income taxes                                          1,990         1,035            --         3,025
                                                                 --------      --------      --------      --------
Income before minority interests and cumulative
     effect of accounting change                                    2,978         1,565            --         4,543
Minority interests                                                   (305)           --            --          (305)
                                                                 --------      --------      --------      --------
Income before cumulative effect of accounting change                2,673         1,565                       4,238
Cumulative effect of accounting change                                (75)          (10)                        (85)
                                                                 --------      --------      --------      --------
Net income before distributions on mandatorily
     redeemable preferred securities                                2,598         1,555            --         4,153
Distributions on mandatorily redeemable preferred securities
     and other preferred dividend requirements                         65            --            --            65
                                                                 --------      --------      --------      --------
Net income                                                       $  2,533      $  1,555      $     --      $  4,088
                                                                 ========      ========      ========      ========

(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.
(2) The WorldCom group was allocated $87 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $373 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.
(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting and tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $2.0 billion and $1.9 billion, respectively.
(4) The MCI group was allocated $226 million of costs related to its use of buildings, furniture and fixtures and $28 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.
(5) A credit of $599 million and $87 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $28 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                        WORLDCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001

(17) CONSOLIDATING INFORMATION - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                           YEAR ENDED DECEMBER 31, 2000
                                                             ------------------------------------------------------
                                                              WORLDCOM         MCI
                                                                GROUP         GROUP       ELIMINATIONS     WORLDCOM
                                                             ---------      ---------     ------------    ---------
Cash flows from operating activities:
Net income                                                   $   2,598      $   1,555      $       --     $   4,153
Adjustments to reconcile net income to net cash provided
   by operating activities:                                      2,732            781              --         3,513
                                                             ---------      ---------      ----------     ---------
   Net cash provided by operating activities                     5,330          2,336              --         7,666
                                                             ---------      ---------      ----------     ---------

Cash flows from investing activities:
Capital expenditures                                           (10,984)          (500)             --       (11,484)
Acquisitions and related costs                                     (14)            --              --           (14)
All other investing activities, net                             (2,614)          (273)             --        (2,887)
                                                             ---------      ---------      ----------     ---------
   Net cash used in investing activities                       (13,612)          (773)             --       (14,385)
                                                             ---------      ---------      ----------     ---------

Cash flows from financing activities:
Principal borrowings on debt, net                                6,377             --              --         6,377
Attributed stock activity of WorldCom, Inc.                        585             --              --           585
Intergroup advances, net                                         1,592         (1,592)             --            --
All other financing activities, net                               (339)            --              --          (339)
                                                             ---------      ---------      ----------     ---------
   Net cash provided by (used in) financing activities           8,215         (1,592)             --         6,623
Effect of exchange rate changes on cash                            (19)            --              --           (19)
                                                             ---------      ---------      ----------     ---------
Net decrease in cash and cash equivalents                          (86)           (29)             --          (115)
Cash and cash equivalents beginning of period                      806             70              --           876
                                                             ---------      ---------      ----------     ---------
Cash and cash equivalents end of period                      $     720      $      41      $       --     $     761
                                                             =========      =========      ==========     =========

                         WORLDCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

(17) CONSOLIDATING INFORMATION - (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                  (IN MILLIONS)

                                                                        AT DECEMBER 31, 2001
                                                         --------------------------------------------------
                                                         WORLDCOM        MCI
                                                           GROUP        GROUP    ELIMINATIONS(1)   WORLDCOM
                                                         --------     --------   ---------------   --------
Current assets                                           $  8,179     $  1,926      $   (900)      $  9,205
Property and equipment, net                                36,792        2,017            --         38,809
Goodwill and other intangibles                             40,818        9,719            --         50,537
Other assets                                                6,112          227          (976)         5,363
                                                         --------     --------      --------       --------
      Total assets                                       $ 91,901     $ 13,889      $ (1,876)      $103,914
                                                         ========     ========      ========       ========

Current liabilities                                      $  5,915     $  4,195      $   (900)      $  9,210
Long-term debt                                             24,533        5,505            --         30,038
Noncurrent liabilities                                      3,742        1,876          (976)         4,642
Minority interests                                            101           --            --            101
Company obligated mandatorily redeemable
      and other preferred securities                        1,993           --            --          1,993
Shareholders' investment                                   55,617        2,313            --         57,930
                                                         --------     --------      --------       --------
      Total liabilities and shareholders' investment     $ 91,901     $ 13,889      $ (1,876)      $103,914
                                                         ========     ========      ========       ========

(1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group (and the MCI group had a corresponding net payable to the WorldCom group) of $1.9 billion, of which $900 million was classified as current with the remainder classified as long-term.

                         WORLDCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

(17) CONSOLIDATING INFORMATION - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                  (IN MILLIONS)

                                                                           YEAR ENDED DECEMBER 31, 2001
                                                                 --------------------------------------------------
                                                                 WORLDCOM         MCI
                                                                   GROUP         GROUP    ELIMINATIONS     WORLDCOM
                                                                 --------      --------   ------------     --------
Revenues                                                         $ 21,348      $ 13,831      $     --      $ 35,179
                                                                 --------      --------      --------      --------
Operating expenses:
     Line costs:
         Attributed costs (1)                                       8,019         6,720            --        14,739
         Intergroup allocated expenses (2)                            101           360          (461)           --
     Selling, general and administrative:
         Attributed costs (1)                                       4,052         3,438         3,556        11,046
         Shared corporate services (3)                              2,006         1,550        (3,556)           --
         Other intergroup allocated expenses (4)                       --           360          (360)           --
     Depreciation and amortization:
         Attributed costs (1)                                       4,841         1,039            --         5,880
         Intergroup allocated expenses (5)                           (720)         (101)          821            --
                                                                 --------      --------      --------      --------
Total                                                              18,299        13,366            --        31,665
                                                                 --------      --------      --------      --------
Operating income                                                    3,049           465            --         3,514
Interest expense                                                   (1,029)         (504)           --        (1,533)
Miscellaneous income                                                  412            --            --           412
                                                                 --------      --------      --------      --------
Income (loss) before income taxes and minority interests            2,432           (39)           --         2,393
Income tax expense (benefit)                                          943           (16)           --           927
                                                                 --------      --------      --------      --------
Income (loss) before minority interests                             1,489           (23)           --         1,466
Minority interests                                                     35            --            --            35
                                                                 --------      --------      --------      --------
Net income (loss) before distributions on mandatorily
     redeemable preferred securities                                1,524           (23)           --         1,501
Distributions on mandatorily redeemable preferred securities
     and other preferred dividend requirements                        117            --            --           117
                                                                 --------      --------      --------      --------
Net income  (loss)                                               $  1,407      $    (23)     $     --      $  1,384
                                                                 ========      ========      ========      ========

(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.
(2) The WorldCom group was allocated $101 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $360 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.
(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting and tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $2.0 billion and $1.6 billion, respectively.
(4) The MCI group was allocated $332 million of costs related to its use of buildings, furniture and fixtures and $28 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.
(5) A credit of $692 million and $101 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $28 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                         WORLDCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

(17) CONSOLIDATING INFORMATION - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                         YEAR ENDED DECEMBER 31, 2001
                                                           ------------------------------------------------------
                                                            WORLDCOM         MCI
                                                              GROUP         GROUP       ELIMINATIONS     WORLDCOM
                                                           ---------      ---------     ------------     --------
Cash flows from operating activities:
Net income (loss)                                          $   1,524      $     (23)     $        --     $  1,501
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:                           5,081          1,412               --        6,493
                                                           ---------      ---------      -----------     --------
   Net cash provided by operating activities                   6,605          1,389               --        7,994
                                                           ---------      ---------      -----------     --------

Cash flows from investing activities:
Capital expenditures                                          (7,619)          (267)              --       (7,886)
Acquisitions and related costs                                  (206)            --               --         (206)
All other investing activities, net                             (993)          (605)              --       (1,598)
                                                           ---------      ---------      -----------     --------
   Net cash used in investing activities                      (8,818)          (872)              --       (9,690)
                                                           ---------      ---------      -----------     --------

Cash flows from financing activities:
Principal borrowings (repayments) on debt, net                 3,526           (495)              --        3,031
Attributed stock activity of WorldCom, Inc.                      124             --               --          124
Intergroup advances, net                                         (15)            15               --           --
All other financing activities, net                             (555)           (71)              --         (626)
                                                           ---------      ---------      -----------     --------
   Net cash provided by (used in) financing activities         3,080           (551)              --        2,529
Effect of exchange rate changes on cash                           38             --               --           38
                                                           ---------      ---------      -----------     --------
Net increase (decrease) in cash and cash equivalents             905            (34)              --          871
Cash and cash equivalents beginning of period                    720             41               --          761
Deconsolidation of Embratel                                     (216)            --                          (216)
                                                           ---------      ---------      -----------     --------
Cash and cash equivalents end of period                    $   1,409      $       7      $        --     $  1,416
                                                           =========      =========      ===========     ========

                                 WORLDCOM, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT                      CHARGED TO    ADDITIONS       DEDUCTIONS
                                   BEGINNING     DECONSOLIDATION    COSTS AND   FROM PURCHASE   AND ACCOUNTS    BALANCE AT
DESCRIPTIONS                       OF PERIOD      OF EMBRATEL       EXPENSES    TRANSACTIONS     WRITTEN OFF   END OF PERIOD
------------                       ---------      -----------       --------    ------------     -----------   -------------
Allowance for doubtful accounts
   (in millions):
Accounts receivable
   2001 .........................   $  1,532        $    282        $  1,313      $    194        $  1,671        $  1,086
   2000 .........................      1,122              --           1,865            --           1,455           1,532
   1999 .........................        920              --             951            19             768           1,122

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----
WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
   Report of independent public accountants................................................      F-45
   Combined balance sheets as of December 31, 2000 and 2001................................      F-46
   Combined statements of operations for the three years ended December 31, 2001...........      F-47
   Combined statements of allocated net worth for the three years ended December 31, 2001..      F-48
   Combined statements of cash flows for the three years ended December 31, 2001...........      F-49
   Notes to combined financial statements..................................................      F-50

                                   -----------

      You should understand the following when reading the combined financial statements of the WorldCom group, which is an integrated business of WorldCom,
Inc.:

      o WorldCom has presented the combined financial statements of the WorldCom group at substantially the same level of detail as the consolidated financial statements of WorldCom. WorldCom believes that investors require detailed financial information for the WorldCom group to properly evaluate the market potential of WorldCom group stock;

      o the WorldCom group is a collection of WorldCom's data, Internet, international and commercial voice businesses and is not a separate legal entity;

      o the holders of the WorldCom group stock are shareholders of WorldCom and do not have an ownership interest in the WorldCom group or any company in the WorldCom group or a claim on any of the assets attributed to the WorldCom group;

      o the attribution of a portion of WorldCom's assets and liabilities to the WorldCom group does not affect WorldCom's ownership of these assets or responsibility for these liabilities and does not affect the rights of any creditor of WorldCom; and

      o the assets attributed to the WorldCom group could be subject to the liabilities attributed to the MCI group.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To the Shareholders of WorldCom, Inc.:

      We have audited the accompanying combined balance sheets of the WorldCom group (an integrated business of WorldCom, Inc.) (as described in Note 1) as of December 31, 2000 and 2001, and the related combined statements of operations, allocated net worth and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of WorldCom, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the WorldCom group combined financial statements referred to above present fairly, in all material respects, the combined financial position of the WorldCom group as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the combined financial statements, effective January 1, 2000, the WorldCom group changed its method of accounting for certain activation and installation fee revenues and expenses.

      The WorldCom group is a fully integrated business of WorldCom, Inc. Accordingly, as described in Note 1, the WorldCom group's combined financial statements have been derived from the consolidated financial statements and accounting records of WorldCom, Inc. and, therefore, reflect certain assumptions and allocations. As more fully discussed in Note 1, the combined financial statements of the WorldCom group should be read in conjunction with the audited consolidated statements of WorldCom, Inc.


ARTHUR ANDERSEN LLP

Jackson, Mississippi
March 7, 2002

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                             COMBINED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                           DECEMBER 31,   DECEMBER 31,
                                                                                               2000           2001
                                                                                           ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $    720      $  1,409
  Accounts receivable, net of allowance for bad debts of $1,018 in 2000 and $693 in 2001        4,980         3,734
  Deferred tax asset                                                                              131           241
  Other current assets                                                                          1,612         1,895
  Receivable from MCI group, net                                                                  649           900
                                                                                             --------      --------
         Total current assets                                                                   8,092         8,179
                                                                                             --------      --------
Property and equipment:
  Transmission equipment                                                                       19,883        23,369
  Communications equipment                                                                      5,873         5,434
  Furniture, fixtures and other                                                                 8,666        10,583
  Construction in progress                                                                      6,727         5,576
                                                                                             --------      --------
                                                                                               41,149        44,962
  Accumulated depreciation                                                                     (5,972)       (8,170)
                                                                                             --------      --------
                                                                                               35,177        36,792
                                                                                             --------      --------
Goodwill and other intangible assets                                                           36,685        40,818
Long-term receivable from MCI group, net                                                          976           976
Other assets                                                                                    4,963         5,136
                                                                                             --------      --------
                                                                                             $ 85,893      $ 91,901
                                                                                             ========      ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                   $  7,200      $    172
  Accrued interest                                                                                338           507
  Accounts payable and accrued line costs                                                       3,584         2,751
  Other current liabilities                                                                     3,091         2,485
                                                                                             --------      --------
         Total current liabilities                                                             14,213         5,915
                                                                                             --------      --------
Long-term liabilities, less current portion:
  Long-term debt                                                                               11,696        24,533
  Deferred tax liability                                                                        2,683         3,196
  Other liabilities                                                                               965           546
                                                                                             --------      --------
         Total long-term liabilities                                                           15,344        28,275
                                                                                             --------      --------

Commitments and contingencies

Minority interests                                                                              2,592           101

Company obligated mandatorily redeemable and other preferred securities                           798         1,993

Allocated net worth                                                                            52,946        55,617
                                                                                             --------      --------
                                                                                             $ 85,893      $ 91,901
                                                                                             ========      ========

The accompanying notes are an integral part of these combined statements.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                        COMBINED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------
                                                                                     1999          2000          2001
                                                                                   --------      --------      --------
Revenues                                                                           $ 19,736      $ 22,755      $ 21,348
                                                                                   --------      --------      --------
Operating expenses:
  Line costs                                                                          7,905         8,745         8,120
  Selling, general and administrative                                                 4,195         5,689         6,058
  Depreciation and amortization                                                       3,013         3,280         4,121
  Other charges                                                                          (8)           --            --
                                                                                   --------      --------      --------
        Total                                                                        15,105        17,714        18,299
                                                                                   --------      --------      --------
Operating income                                                                      4,631         5,041         3,049
Other income (expense):
  Interest expense                                                                     (460)         (458)       (1,029)
  Miscellaneous                                                                         237           385           412
                                                                                   --------      --------      --------
Income before income taxes, minority interests and cumulative effect
     of accounting change                                                             4,408         4,968         2,432
Provision for income taxes                                                            1,856         1,990           943
                                                                                   --------      --------      --------
Income before minority interests and cumulative effect of accounting change           2,552         2,978         1,489
Minority interests                                                                     (186)         (305)           35
                                                                                   --------      --------      --------
Income before cumulative effect of accounting change                                  2,366         2,673         1,524
Cumulative effect of accounting change (net of income tax of $43 in 2000)                --           (75)           --
                                                                                   --------      --------      --------
Net income before distributions on mandatorily redeemable preferred securities        2,366         2,598         1,524
Distributions on mandatorily redeemable preferred securities and other
    preferred dividend requirements                                                      72            65           117
                                                                                   --------      --------      --------
Net income                                                                         $  2,294      $  2,533      $  1,407
                                                                                   ========      ========      ========

The accompanying notes are an integral part of these combined statements.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                   COMBINED STATEMENTS OF ALLOCATED NET WORTH
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                  (IN MILLIONS)

                                                                                            FOREIGN
                                                                            UNREALIZED      CURRENCY      ALLOCATED
                                                               ATTRIBUTED     HOLDING     TRANSLATION        NET
                                                                 CAPITAL    GAIN (LOSS)    ADJUSTMENT       WORTH
                                                                 -------    -----------    ----------       -----
Balances, December 31, 1998                                     $ 42,197      $    122      $    (28)     $ 42,291
Funds attributed from WorldCom, Inc.                               1,935            --            --         1,935
Advances from MCI group, net                                       2,097            --            --         2,097
Other comprehensive income (net of taxes
     and reclassifications):
Net income before distributions on mandatorily
     redeemable preferred securities                               2,366            --            --         2,366
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements              (72)           --            --           (72)
Net change in unrealized holding gain on
     marketable equity securities                                     --           453            --           453
Foreign currency adjustment                                           --            --          (332)         (332)
                                                                                                          --------
           Total comprehensive income                                                                        2,415
                                                                --------------------------------------------------
Balances, December 31, 1999                                       48,523           575          (360)       48,738
Funds attributed from WorldCom, Inc.                                 770            --            --           770
Advances from MCI group, net                                       1,592            --            --         1,592
Other comprehensive income (net of taxes
     and reclassifications):
Net income before distributions on mandatorily
     redeemable preferred securities                               2,598            --            --         2,598
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements              (65)           --            --           (65)
Net change in unrealized holding gain on
     marketable equity securities                                     --          (230)           --          (230)
Foreign currency adjustment                                           --            --          (457)         (457)
                                                                                                          --------
           Total comprehensive income                                                                        1,846
                                                                --------------------------------------------------
Balances, December 31, 2000                                       53,418           345          (817)       52,946
Deconsolidation of Embratel                                           (2)           --           335           333
Funds attributed from WorldCom, Inc.                               1,422            --            --         1,422
Advances to MCI group, net                                           (15)           --            --           (15)
Other comprehensive income (net of taxes
     and reclassifications):
Net income before distributions on mandatorily
     redeemable preferred securities                               1,524            --            --         1,524
Distributions on mandatorily redeemable preferred
   securities and other preferred dividend requirements             (117)           --            --          (117)
Derivative financial instruments:
   Cumulative effect of adoption of SFAS 133
      as of January 1, 2001                                           --            28            --            28
   Reclassification of derivative financial instruments
      to current earnings                                             --          (110)           --          (110)
   Change in fair value of derivative financial instruments           --            82            --            82
Net change in unrealized holding gain (loss) on
       marketable equity securities                                   --          (396)           --          (396)
Foreign currency adjustment                                           --            --           (80)          (80)
                                                                                                          --------
           Total comprehensive income                                                                          931
                                                                --------------------------------------------------
Balances, December 31, 2001                                     $ 56,230      $    (51)     $   (562)     $ 55,617
                                                                ==================================================

The accompanying notes are an integral part of these combined statements.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                        COMBINED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------------
                                                                                      1999          2000          2001
                                                                                    --------      --------      --------
Cash flows from operating activities:
Net income before distributions on mandatorily redeemable preferred securities      $  2,366      $  2,598      $  1,524
Adjustments to reconcile net income before distributions on mandatorily redeemable preferred securities to net cash provided by operating activities:
    Cumulative effect of accounting change                                                --            75            --
    Minority interests                                                                   186           305           (35)
    In-process research and development and other charges                                 (8)           --            --
    Depreciation and amortization                                                      3,013         3,280         4,121
    Provision for deferred income taxes                                                2,510         1,410         1,131
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable, net                                                        (611)       (1,300)          104
        Receivable from MCI group, net                                                  (555)         (649)         (251)
        Accounts payable and other current liabilities                                   746           624          (200)
        Other current assets                                                             119          (582)          104
    All other operating activities                                                      (414)         (431)          107
                                                                                    --------      --------      --------
Net cash provided by operating activities                                              7,352         5,330         6,605
                                                                                    --------      --------      --------
Cash flows from investing activities:
  Capital expenditures                                                                (7,929)      (10,984)       (7,619)
  Acquisitions and related costs                                                        (786)          (14)         (206)
  Increase in intangible assets                                                         (389)         (771)         (367)
  Decrease in other liabilities                                                         (565)         (823)         (351)
  All other investing activities                                                       1,624        (1,020)         (275)
                                                                                    --------      --------      --------
Net cash used in investing activities                                                 (8,045)      (13,612)       (8,818)
                                                                                    --------      --------      --------
Cash flows from financing activities:
  Principal borrowings (repayments) on debt, net                                      (2,894)        6,377         3,526
  Attributed stock activity of WorldCom, Inc.                                            886           585           124
  Distributions on mandatorily redeemable and other preferred securities
     and dividends paid on other equity securities                                       (72)          (65)          (83)
  Redemptions of preferred stock                                                          --          (190)         (200)
  Advances (to) from MCI group, net                                                    2,097         1,592           (15)
  All other financing activities                                                          --           (84)         (272)
                                                                                    --------      --------      --------
Net cash provided by financing activities                                                 17         8,215         3,080
Effect of exchange rate changes on cash                                                 (221)          (19)           38
                                                                                    --------      --------      --------
Net increase (decrease) in cash and cash equivalents                                    (897)          (86)          905
Cash and cash equivalents at beginning of period                                       1,703           806           720
Deconsolidation of Embratel                                                               --            --          (216)
                                                                                    --------      --------      --------
Cash and cash equivalents at end of period                                          $    806      $    720      $  1,409
                                                                                    ========      ========      ========

The accompanying notes are an integral part of these combined statements.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -

DESCRIPTION OF BUSINESS AND ORGANIZATION:

      Organized in 1983, WorldCom, Inc., a Georgia corporation, provides a broad range of communications services to both U.S. and non-U.S. based businesses and consumers. We are a global communications company utilizing a strategy based on being able to provide service through our own facilities throughout the world instead of being restricted to a particular geographic location. We call this our "on-net" strategy. The on-net approach allows our customers to send data or voice communications across town, across the U.S., or to any of our networks in Europe or Asia, often without ever leaving our networks. The on-net approach provides our customers with superior reliability and low operating costs. Our core business is communications services, which includes voice, data, Internet and international services. We serve as a holding company for our subsidiaries' operations. References herein to WorldCom, "we," "our," or "us" include WorldCom, Inc. and its subsidiaries, unless the context otherwise requires.

BASIS OF COMBINATION AND PRESENTATION:

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

      During the second quarter of 2001, we declared the initial quarterly dividend for the MCI group stock. A cash dividend of $0.60 per share of MCI group stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. Dividends of $0.60 per share of MCI group stock were also declared in the third and fourth quarters of 2001, which have been or will be paid in 2002.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      The MCI group was initially allocated notional debt of $6 billion and our remaining debt was allocated on a notional basis to the WorldCom group. We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in our filings under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

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

      Our board of directors may at any time convert each outstanding share of MCI group stock into shares of WorldCom group stock at 110% of the relative trading value of MCI group stock for the 20 days prior to the announcement of the conversion. No premium will be paid on a conversion that occurs after June 7, 2004.

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

INTERGROUP ALLOCATION POLICIES:

TRACKING STOCK POLICY STATEMENT

      Our board of directors has fiduciary duties to all shareholders of WorldCom, and no independent fiduciary duties to the holders of WorldCom group stock and MCI group stock. Our board of directors has adopted a policy statement regarding the WorldCom group and the MCI group matters. Our board of directors or any special committee appointed by our board of directors, may, without shareholder approval, change the policies set forth in our policy statement. Our board of directors or any special committee appointed by our board of directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in our policy statement in connection with particular facts and circumstances, all as they may determine to be in the best interests of WorldCom. The material provisions of the policy statement are as follows:

      GENERAL POLICY. The policy statement provides that all material matters as to which the holders of WorldCom group stock and MCI group stock may have potentially divergent interests will be resolved in a manner that our board of directors or any special committee appointed by our board of directors determines to be in the best interests of WorldCom as a whole, after giving due consideration to the potentially divergent interests and all other interests of the holders of the separate series of common stock of WorldCom that our board of directors or any special committee, as the case may be, deems relevant. The policy statement provides that we will manage the businesses in the WorldCom group and the MCI group in a manner intended to maximize the operations, assets and values of both groups, and with complementary deployment of personnel, capital and facilities, consistent with their respective business objectives.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      Under this policy statement, all material transactions which are determined by our board of directors to be in the ordinary course of business between the WorldCom group and the MCI group, except for those described in the paragraphs below, are intended to be on terms consistent with terms that would be applicable to arm's-length dealings with unrelated third parties.

      CASH MANAGEMENT. Decisions regarding the investment of surplus cash, the issuance and retirement of debt, and the issuance and repurchase of common and preferred stock will continue to be made by WorldCom management on behalf of the groups. Under this centralized cash management system, the MCI group will generally not be allocated any cash balances.

CORPORATE ALLOCATIONS

      Corporate allocations have been attributed and/or allocated to the WorldCom group or the MCI group based upon identification of such services specifically benefiting each group. Such corporate allocations may change at our discretion and do not require shareholder approval. Management believes that the allocation methodologies applied are reasonable and these methods have been consistently applied for all periods presented. However, it is not practical to determine whether the allocated amounts represent amounts that would have been incurred on a stand alone basis. Explanations of the composition and the method of allocation for such items are described below.

      SHARED CORPORATE SERVICES. We have directly charged specifically identifiable costs to the WorldCom group and the MCI group. Where determinations based on specific usage alone were impracticable, we used other allocation methods that we believe are fair, including methods based on factors such as the number of employees and total line costs or revenues generated by each group. For the years ended December 31, 1999, 2000 and 2001, the WorldCom group was allocated $1.6 billion, $2.0 billion and $2.0 billion of these costs, respectively.

      COMMERCIAL INTER-GROUP TRANSACTIONS. The MCI group is allocated a proportion, based on usage, of our fiber optic system costs for use of the fiber optic systems, which are attributed to the WorldCom group and the WorldCom group is allocated a corresponding decrease to depreciation expense which totaled $189 million, $373 million and $360 million for the years ended December 31, 1999, 2000 and 2001, respectively. In addition, the WorldCom group is allocated a proportion, based on usage, of our switching costs for use of the business voice switched services, which are attributed to the MCI group. For the years ended December 31, 1999, 2000 and 2001, switching costs allocated to the WorldCom group were $64 million, $87 million and $101 million, respectively. Additionally, the MCI group is allocated a proportionate share of costs associated with buildings, furniture and fixtures attributed to the WorldCom group, and is also allocated costs for use of the MCI tradenames as discussed below. The WorldCom group is allocated a corresponding decrease to depreciation and amortization expense. For the years ended December 31, 1999, 2000 and 2001, these allocated costs totaled $331 million, $254 million and $360 million, respectively.

      All other material commercial transactions in the ordinary course of business between the groups are intended, to the extent practicable, to be on terms consistent with terms that would be applicable to arm's-length dealings with unrelated third parties and will be subject to the review and approval of our board of directors or any special committee. Neither group is under any obligation to use services provided by the other group, and each group may use services provided by a competitor of the other group if our board of directors or any special committee determines it is in the best interests of WorldCom as a whole.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      ALLOCATION OF INTANGIBLE ASSETS. Intangible assets consist of the excess consideration paid over the fair value of net tangible assets acquired by us in business combinations accounted for under the purchase method and include goodwill, channel rights, developed technology and tradenames. These assets have been attributed to the respective groups based on specific identification and where acquired companies have been divided between the WorldCom group and the MCI group, the intangible assets have been attributed based on the respective fair values at the date of purchase of the related operations attributed to each group. Management believes that this method of allocation is equitable and provides a reasonable estimate of the intangible assets attributable to the WorldCom group and the MCI group.

      All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group will be allocated an expense and the WorldCom group will be allocated a corresponding decrease in depreciation and amortization expense for the use of the MCI tradenames for the next four years based on the following fee schedule:

                 2002:..................           $30.0 million
                 2003:..................           $35.0 million
                 2004:..................           $40.0 million
                 2005:..................           $45.0 million

      Any renewal or termination of use of the MCI tradename by the MCI group will be subject to the general policy that our board of directors will act in the best interests of WorldCom. For each of the years ended December 31, 1999, 2000 and 2001, depreciation and amortization expense associated with the MCI tradenames allocated to the WorldCom group was decreased by $27.5 million per annum for use of the MCI tradenames by the MCI group.

      FINANCING ARRANGEMENTS. As of January 1, 1999, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and the remainder of our debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, management considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation was equitable and supportable by both the WorldCom group and the MCI group. The debt allocated to the MCI group bears interest at a rate indicative of the rate at which the MCI group would borrow from third parties if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Interest rates are calculated on a quarterly basis. Debt allocated to the MCI group bears an interest rate equal to the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. Interest allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense charged to the MCI group. Subsequent to the recapitalization, each group's allocated debt increases or decreases by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, dividend payments, share repurchases and other financing activities.

      As of December 31, 2001, our receivables purchase program consisted of a $3.7 billion pool of receivables in which the purchaser owned an undivided interest, including the $2.0 billion sold, of which $2.8 billion and $1.7 billion relate to the WorldCom group, respectively. The receivables sold were assigned based on specific identification where practical, or allocated based on total revenues. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the receivables attributable to the groups.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

EMBRATEL DECONSOLIDATION:

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

      As of December 31, 2001, our carrying value for our 19.3% ownership interest in Embratel was $992 million which is included in the other assets in the accompanying combined financial statements. Our equity in Embratel's loss for 2001 is included in miscellaneous income/(expense) in the accompanying combined financial statements. Our investment in Embratel has been allocated to the WorldCom group.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

      See Note 1 to our consolidated financial statements for additional fair value descriptions.

CASH AND CASH EQUIVALENTS:

      We consider cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

PROPERTY AND EQUIPMENT:

      Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

           Transmission equipment (including conduit).......     4 to 40 years
           Communications equipment.........................     5 to 10 years
           Furniture, fixtures, buildings and other.........     4 to 39 years

      We evaluate the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. We determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In the event an impairment exists on property and equipment attributed to the WorldCom group, a loss will be recognized by the WorldCom group based on the amount by which the carrying value exceeds the fair value of the asset. If quoted market prices for an asset are not available, fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on property and equipment to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

      Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      We construct certain of our own transmission systems and related facilities. Internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such internal costs were $625 million ($339 million in interest), $842 million ($495 million in interest) and $858 million ($498 million in interest) in 1999, 2000 and 2001, respectively, and have been allocated to the WorldCom group.

GOODWILL AND OTHER INTANGIBLE ASSETS:

      The major classes of intangible assets attributed to the WorldCom group as of December 31, 2000 and 2001 are summarized below (in millions):

                                                                   AMORTIZATION PERIOD         2000           2001
                                                                   -------------------         ----           ----
         Goodwill ..........................................          5 to 40 years          $ 35,596      $ 40,551
         Tradenames ........................................               40 years             1,100         1,112
         Developed technology ..............................          5 to 10 years             1,590         1,590
         Other intangibles .................................          5 to 10 years             2,665         3,414
                                                                                             --------      --------
                                                                                               40,951        46,667
         Less: accumulated amortization ....................                                   (4,266)       (5,849)
                                                                                             --------      --------
         Goodwill and other intangible assets, net .........                                 $ 36,685      $ 40,818
                                                                                             ========      ========

      Intangible assets are amortized using the straight-line method for the periods noted above.

      Goodwill is recognized for the excess of the purchase price of the various business combinations over the value of the identifiable net tangible and intangible assets acquired. Realization of acquisition-related intangibles, including goodwill, is periodically assessed by our management based on the current and expected future profitability and cash flows of acquired companies and their contribution to the overall operations of the WorldCom group.

      Also included in other intangibles are costs incurred to develop software for internal use. Such costs were $354 million, $765 million and $364 million for the years ended December 31, 1999, 2000 and 2001, respectively.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES:

      Investments in marketable equity securities are classified as available-for-sale securities and reported at fair value. Unrealized holding gains and losses, net of taxes, are reflected as a component of allocated net worth in the accompanying combined financial statements. See Note 3 to our consolidated financial statements for additional investment disclosures.

FOREIGN CURRENCY TRANSLATION:

      Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of allocated net worth. All revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The accompanying combined statements of operations include foreign currency transaction losses, after elimination of minority interests, of $36 million and $38 million for the years ended December 31, 1999 and 2000, respectively, and foreign currency transaction gains of $9 million for the year ended December 31, 2001.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECOGNITION OF REVENUES:

      The WorldCom group records revenues for telecommunications services at the time of customer usage. Service activation and installation fees are amortized over the average customer contract life.

ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC AND OTHER:

      The WorldCom group enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of most switched voice operating agreements, as well as established FCC policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like the WorldCom group, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between the WorldCom group and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon settlement rate. International settlements are treated as an offset to line costs. This reflects the way in which the business is operated because the WorldCom group actually settles in cash through a formal net settlement process that is inherent in the operating agreements with foreign carriers.

      Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. As such, we have determined that it is more appropriate to reflect this reimbursement of our cost as an offset to cost of sales rather than reporting this reimbursement on a gross basis as revenues. During the years ended December 31, 1999, 2000 and 2001, reciprocal compensation recorded by the WorldCom group was $395 million, $400 million and $248 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS:

      Effective January 1, 2001, we adopted SFAS No. 133. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. As of January 1, 2001, our exposure to derivative financial instruments primarily consisted of option collar transactions designated as cash flow hedges of anticipated sales of an equity investment, which we maintain to minimize the impact of adverse changes in the market price of the related equity investment. The initial adoption of SFAS No. 133 provided a net transition gain from our designated cash flow hedges resulting in an increase in other comprehensive income of approximately $28 million. During 2001, shares of the hedged equity investment were sold and we reclassified respective hedging gains of $110 million from accumulated comprehensive income to miscellaneous income. As of December 31, 2001, we maintain no derivative financial instruments. No amounts were reclassified to earnings resulting from any ineffective portion of the designated derivative hedges or from the discontinuance of designation of any cash flow hedges. All of our derivative instrument activity was attributed to the WorldCom group.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

      During the fourth quarter of 2000, the WorldCom group implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, the WorldCom group retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $75 million, net of income tax benefit of $43 million. The pro forma effect of adopting SAB 101 on periods prior to January 1, 2000 was not material to the WorldCom group's financial position or results of operations.

INCOME TAXES:

      The federal and state income tax liabilities incurred by WorldCom and which are determined on a consolidated, combined, or unitary basis are allocated between the WorldCom group and the MCI group in accordance with our policy statement. The income tax expense or benefit for each group and the balance sheet allocation of the expense is based on a comparison of our tax expense with the hypothetical tax expense or benefit of the MCI group. The tax expense or benefit allocable to the MCI group is the amount that the MCI group would have incurred if it had filed tax returns as a separate taxpayer and the tax expense allocable to the WorldCom group is the excess, if any, of our tax expense over the tax expense or benefit allocable to the MCI group. Tax benefits that cannot be used by a group generating those benefits but can be used on a consolidated basis are credited to the group that generated those benefits. Had the WorldCom group and the MCI group filed separate tax returns, the provision for income taxes and net income for each group would not have significantly differed from the amounts reported on the group's combined statements of operations for the years ended December 31, 1999, 2000 and 2001. However, the amounts of current and deferred taxes and taxes payable or refundable attributed to each group on the historical financial statements may differ from those that would have been allocated had the WorldCom group or the MCI group filed separate income tax returns.

      Deferred tax assets and liabilities are based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and the impact of available net operating loss, or NOL, carryforwards. Valuation allowances have been recorded to reduce the deferred tax asset to the amount more likely than not to be realized.

EARNINGS PER SHARE:

      Our consolidated financial statements present basic and diluted earnings
(loss) per share for WorldCom group stock and MCI group stock using the two-class method. The two-class method is an earnings formula that determines the attributed earnings (loss) per share for WorldCom group stock and MCI group stock according to participation rights in undistributed earnings. The combined financial statements of the WorldCom group do not present earnings per share because WorldCom group stock is a series of our common stock, and the WorldCom group is not a legal entity with a capital structure.

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

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CONCENTRATION OF CREDIT RISK:

      A portion of the WorldCom group's revenues is derived from services provided to other telecommunications service providers. As a result, the WorldCom group has some concentration of credit risk among its customer base. The WorldCom group performs ongoing credit evaluations of its larger customers' financial condition and, at times, requires collateral from its customers to support its receivables, usually in the form of assignment of its customers' receivables to the WorldCom group in the event of nonpayment.

RECENTLY ISSUED ACCOUNTING STANDARDS:

      In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, which includes the Intermedia merger, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Based on current levels of such assets, this will reduce amortization expense by approximately $1.0 billion annually at the WorldCom group. Additionally, we are conducting impairment reviews of all intangible assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142. Based on our preliminary analyses, we estimate that as a result of the adoption of SFAS No. 142 we will reduce goodwill by approximately $14 to $19 billion at the WorldCom group.

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

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on our consolidated results of operations or financial position.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, revenue reserves, depreciation and amortization, taxes and contingencies.

(2) BUSINESS COMBINATIONS -

      We have acquired other telecommunications companies offering similar or complementary services to those offered by us. These acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of our common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through our bank credit facilities.

      On July 1, 2001, we acquired Intermedia Communications Inc. for approximately $5.8 billion, including assumed long-term debt, pursuant to the merger of a wholly owned subsidiary with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Intermedia merger, we acquired a controlling interest in Digex, Incorporated, or Digex, a provider of managed Web and application hosting services. In connection with the Intermedia merger, stockholders of Intermedia received one share of WorldCom group stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of MCI group stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009, or Intermedia Series B Preferred Stock, received one share of a class or series of our preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. As a result of the merger with Intermedia, we own approximately 90% of the voting securities of Intermedia.

      Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The merger with Intermedia was accounted for as a purchase and was allocated to the WorldCom group.

      The purchase price in the Intermedia merger was allocated based on appraised fair values at the date of acquisition. This resulted in an excess purchase price over net assets acquired of $5.1 billion of which $67 million was allocated to customer lists, which will be amortized over approximately four years on a straight-line basis. The remaining excess of $5.0 billion has been allocated to goodwill and tradename which are not subject to amortization and the goodwill is not expected to be deductible for tax purposes.

      In connection with the Intermedia merger, the Antitrust Division of the Department of Justice required us to dispose of Intermedia's Internet service provider business, which provided integrated Internet connectivity solutions, and effective December 1, 2001, we sold substantially all of the Internet related assets for approximately $12 million. In addition to this required divestiture, we also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(2) BUSINESS COMBINATIONS - (CONTINUED)

office buildings, and the systems integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. We included the appraised fair values of these assets to be disposed of in our initial allocation of the Intermedia purchase price and also included accrued anticipated losses expected to be incurred through disposal date. Any difference between the actual results of operations and the amounts accrued will result in an adjustment of goodwill unless there is a difference resulting from a post-merger event. For the year ended December 31, 2001, operating losses for these assets to be disposed of were approximately $41 million, before corporate allocations. We anticipate that we will complete the planned disposals of the remaining identified businesses before the third quarter of 2002.

      During 1999, 2000 and 2001, we recorded other liabilities of $582 million, $29 million and $254 million, respectively, related to estimated costs of unfavorable commitments of acquired entities, and other non-recurring costs arising from various acquisitions and mergers. At December 31, 1999, 2000 and 2001, other liabilities attributed to the WorldCom group related to these and previously recorded accruals totaled $1.6 billion, $832 million and $764 million, respectively.

(3) LONG-TERM DEBT-

      Our outstanding debt as of December 31, 2000 and 2001 consists of the following (in millions):

                                                                                                      2000          2001
                                                                                                    --------      --------
         Commercial paper and credit facilities ...............................................     $  3,629      $     --
         Floating rate notes due 2001 through 2002 ............................................        1,560            60
         7.88% - 8.25% Notes Due 2003-2010 ....................................................        3,500         3,500
         7.38% Notes Due 2006-2011 ............................................................        2,000         2,000
         6.13% - 6.95% Notes Due 2001-2028 ....................................................        6,100         4,600
         7.13% - 7.75% Notes Due 2004-2027 ....................................................        2,000         2,000
         8.88% Senior Notes Due 2006 ..........................................................          672            --
         7.13% - 8.25% Senior Debentures Due 2023-2027 ........................................        1,436         1,434
         6.13% - 7.50% Senior Notes Due 2004-2012 .............................................        1,934         1,925
         6.50% - 8.25% Notes Due 2004-2031 ....................................................           --        11,939
         Intermedia 11.25%-12.25% Senior Discount Notes Due 2007-2009 .........................           --           643
         Intermedia 8.50%-9.50% Senior Notes Due 2007-2009 ....................................           --           581
         Capital lease obligations (maturing through 2017) ....................................          413           953
         Embratel debt ........................................................................        1,134            --
         Other debt (maturing through 2008) ...................................................          518           575
                                                                                                    --------      --------
                                                                                                      24,896        30,210
         Notional debt allocated to the MCI group .............................................       (6,000)       (5,505)
                                                                                                    --------      --------
         Notional debt allocated to the WorldCom group ........................................       18,896        24,705
         Short-term debt and current maturities of allocated WorldCom group long-term debt ....       (7,200)         (172)
                                                                                                    --------      --------
                                                                                                    $ 11,696      $ 24,533
                                                                                                    ========      ========

      See Note 1 for a more detailed description of how we allocate debt to the groups and Note 4 of our consolidated financial statements for additional debt descriptions.

(4) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES AND OTHER REDEEMABLE PREFERRED SECURITIES -

      In connection with the Intermedia merger, we issued the following series of preferred stock, which are mandatorily redeemable:

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(4) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES AND OTHER REDEEMABLE PREFERRED SECURITIES - (CONTINUED)

                                                  NUMBER OF
                                                  PREFERRED                   ANNUAL               AGGREGATE # OF SHARES CONVERTIBLE
                                                    SHARES     LIQUIDATION   DIVIDEND                    AT THE OPTION OF HOLDER
                                                 AUTHORIZED,   PREFERENCE       PER     ASSOCIATED ---------------------------------
                                                  ISSUED AND  PER PREFERRED  PREFERRED  DEPOSITORY      WORLDCOM        MCI GROUP
                                                 OUTSTANDING      SHARE        SHARE      SHARES      GROUP SHARES        SHARES
                                                 -----------------------------------------------------------------------------------
  Series D Junior Convertible preferred stock,
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

      The Series D, E and F preferred stock are currently redeemable in whole or in part, at our option for cash plus accrued and unpaid dividends at rates commencing with 103%, declining to 100% in 2004 and thereafter for the Series D and E preferred stock and commencing with 104%, declining to 100% in 2005 and thereafter for the Series F preferred stock.

      Dividends on the Series D, E and F preferred stock are payable in cash or shares of our common stock, at our election on each July 15, October 15, January 15 and April 15. To date, we have paid these dividends in cash and we expect to continue to pay cash dividends on our Series D, E and F preferred stock.

      The Series D, E and F preferred shareholders are generally entitled to one-tenth of a vote per share of Series D, E or F preferred stock on all matters voting together with WorldCom common shareholders as a single class.

      REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES:

      At the time of the Intermedia merger, Intermedia had outstanding Intermedia Series B Preferred Stock, and Digex had outstanding Series A Convertible Preferred Stock, or Digex Series A Preferred Stock, that remain outstanding subsequent to the Intermedia merger.

      As of December 31, 2001, there were 568,455 shares of Intermedia Series B Preferred Stock outstanding. Dividends on the Intermedia Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of additional shares of Intermedia Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Historically, Intermedia has paid the Intermedia Series B Preferred Stock dividend by the issuance of additional shares of Intermedia Series B Preferred Stock. The Intermedia Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Intermedia Series B Preferred Stock will be redeemable at the option of Intermedia at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007. Intermedia Series B Preferred Stock is generally entitled to one-tenth of one vote per share on all matters voting together with the common stock of Intermedia as a single class.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(4) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES AND OTHER REDEEMABLE PREFERRED SECURITIES - (CONTINUED)

      The Digex Series A Preferred Stock has an aggregate liquidation preference of $100 million, and is convertible into approximately 1,462,000 shares of Class A Common Stock of Digex. The Digex Series A Preferred Stock does not pay dividends and there are no voting rights.

      As of December 31, 2001, we also had $750 million aggregate principal amount of 8% Cumulative Quarterly Income Preferred Securities, Series A, representing 30 million shares outstanding due June 30, 2026 and 475 shares of an authorized 500 shares of 6.375% cumulative preferred stock, Class A, or Class A Preferred Stock. Each share of Class A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $100,000 per share. The Class A Preferred Stock is mandatorily redeemable at the redemption price of $100,000 per share plus accumulated and unpaid dividends on January 1, 2019. Dividends on the Class A Preferred Stock are payable quarterly at a rate per annum equal to 6.375% of the liquidation preference of $100,000 per share when, as and if declared.

(5) PREFERRED STOCK -

      In October 2001, we exercised our option to redeem all of our outstanding Series B Preferred Stock. Prior to the redemption date, substantially all of the holders of our Series B Preferred Stock elected to convert the preferred stock into 0.1460868 shares of WorldCom group stock and 0.005843472 shares of MCI group stock for each share of Series B Preferred Stock held.

      In January 2000, each outstanding share of Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock was redeemed by us for $50.75 in cash, or approximately $190 million in the aggregate.

(6) SHAREHOLDER RIGHTS PLAN -

      See Note 7 to our consolidated financial statements for a detailed description of our shareholder rights plan.

(7) LEASES AND OTHER COMMITMENTS -

      WorldCom leases office facilities and equipment under non-cancelable operating and capital leases and is also obligated under various right-of-way agreements having initial or remaining terms of more than one year and allocates rent expense on these leases attributable to the WorldCom group and the MCI group in accordance with our allocation policies. Rental expense allocated to the WorldCom group under these operating leases was $160 million, $203 million and $304 million in 1999, 2000 and 2001, respectively. The WorldCom group's rental expense in 2001 increased as a result of our movement of technical facilities closer to our customers which should result in lower access costs in the future, international expansion and to a lesser degree, the inclusion of Intermedia and annual rent escalation.

      The WorldCom group is an integrated business of WorldCom and is therefore subject to all our liabilities and obligations, including leases and other commitments. See Note 8 to WorldCom's consolidated financial statements for a description of our leases and other commitments.

(8) CONTINGENCIES -

      The WorldCom group shareholders are subject to all of the risks related to an investment in WorldCom and the WorldCom group, including the effects of any legal proceedings and claims against the MCI group. See Note 9 to our consolidated financial statements for information related to our contingencies.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(9) EMPLOYEE BENEFIT PLANS -

STOCK OPTION PLANS:

      WorldCom has several stock option plans under which options to acquire shares of WorldCom group stock may be granted to directors, officers and employees of the WorldCom group and the MCI group. WorldCom accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized. Terms and conditions of WorldCom's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of our board of directors; however, no options are exercisable for more than 10 years after date of grant.

401(k) PLANS:

      WorldCom offers our qualified employees the opportunity to participate in one of our defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $10,500. WorldCom matches individual employee contributions in selected plans, up to a maximum level which in no case exceeds 6% of the employee's compensation. Expenses allocated to the WorldCom group relating to our 401(k) plans were $45 million, $44 million and $47 million for the years ended December 31, 1999, 2000 and 2001, respectively.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS:

      We maintain various defined benefit plans and other post-retirement benefit plans that cover selected eligible employees of the WorldCom group and the MCI group. Annual service cost is determined using the Projected Unit Credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of employees.

      See Notes 10 and 11 to our consolidated financial statements for additional disclosures related to employee benefit plans.

(10) INCOME TAXES -

      The WorldCom group combined balance sheets reflect the anticipated tax impact of future taxable income or deductions implicit in the combined balance sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in the assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOL carryforwards as measured in the WorldCom group's combined financial statements and as measured by tax laws using enacted tax rates.

      The provision for income taxes is composed of the following (in millions):

                                                                             1999      2000     2001
                                                                           -------   -------   -------
            Current ............................................           $  (654)  $   580   $  (188)
            Deferred ...........................................             2,510     1,410     1,131
                                                                           -------   -------   -------
            Total provision for income taxes ...................           $ 1,856   $ 1,990   $   943
                                                                           =======   =======   =======

      The following is a reconciliation of the provision for income taxes to the expected amounts using the statutory rate:

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(10) INCOME TAXES - (CONTINUED)

                                                                                    1999       2000       2001
                                                                                    ----       ----       ----
            Expected statutory amount .....................................         35.0%      35.0%      35.0%
            Nondeductible amortization of excess of cost over
            net tangible assets acquired ..................................          6.7        6.0       10.4
            State income taxes ............................................          2.5        2.6       (5.0)
            Valuation allowance ...........................................         (2.5)        --         --
            Tax credits ...................................................         (0.2)      (0.4)      (1.9)
            Other .........................................................          0.6       (3.1)       0.3
                                                                                    ----       ----       ----
            Actual tax provision ..........................................         42.1%      40.1%      38.8%
                                                                                    ====       ====       ====

      The following is a summary of the significant components of the WorldCom group's attributed deferred tax assets and liabilities as of December 31, 2000 and 2001 (in millions):

                                                                       2000                      2001
                                                             ----------------------     ----------------------
                                                              ASSETS    LIABILITIES     ASSETS     LIABILITIES
                                                             -------    -----------     -------   ------------
            Fixed assets ...........................         $    --      $(3,957)      $    --      $(4,488)
            Goodwill and other intangibles .........              --         (167)           --          (52)
            Investments ............................             363           --           392           --
            Other assets ...........................              --         (264)           --         (423)
            Accrued liabilities ....................             745           --           348           --
            NOL carryforwards ......................             517           --         1,186           --
            Tax credits ............................             692           --           676           --
            Other ..................................              --         (290)           --         (129)
                                                             -------      -------       -------      -------
                                                               2,317       (4,678)        2,602       (5,092)
            Valuation allowance ....................            (191)          --          (465)          --
                                                             -------      -------       -------      -------
                                                             $ 2,126      $(4,678)      $ 2,137      $(5,092)
                                                             =======      =======       =======      =======

      At December 31, 2001, the WorldCom group was attributed unused NOL carryforwards for federal income tax purposes of approximately $3.1 billion which expire in various amounts during the years 2011 through 2021. These NOL carryforwards result in a deferred tax asset of approximately $1.2 billion at December 31, 2001.

      Approximately $1.7 billion of NOL carryforwards for federal income tax purposes relate to preacquisition NOL carryforwards attributable to entities acquired in transactions accounted for as purchases. These carryforwards and other deferred tax assets result in deferred tax assets for which a valuation allowance of $433 million has been established. If subsequent events or conditions dictate an increase in the need for a valuation allowance attributable to such deferred tax assets, the income tax expense for that period will be increased accordingly.

      In addition, at December 31, 2001 the WorldCom group was attributed unused NOL carryforwards of $85 million outside the United States which generally do not expire. These carryforwards result in a $32 million deferred tax asset for which a valuation allowance has been established.

(11) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

      Interest paid by the WorldCom group during the years ended December 31, 1999, 2000 and 2001 amounted to $816 million, $488 million and $886 million, respectively. Income taxes paid by the WorldCom group, net of refunds, during the years ended December 31, 1999, 2000 and 2001 were $35 million, $28 million and $148 million, respectively.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(11) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - (CONTINUED)

      In conjunction with business combinations attributed to the WorldCom group, assets acquired and liabilities assumed, including revisions to previously recorded acquisitions, and WorldCom common stock issued were as follows (in millions):

                                                                               1999       2000        2001
                                                                             -------    -------     -------
         Fair value of assets acquired ...........................           $   (92)   $    --     $ 1,932
         Goodwill and other intangible assets ....................             2,041         43       5,102
         Liabilities assumed .....................................              (935)       (29)     (4,201)
         Preferred stock issued or assumed .......................                --         --      (1,361)
         WorldCom common stock issued ............................              (228)        --      (1,266)
                                                                             -------    -------     -------
         Net cash paid ...........................................           $   786    $    14     $   206
                                                                             =======    =======     =======

(12) SEGMENT AND GEOGRAPHIC INFORMATION -

      Based on our organizational structure, the WorldCom group operates in two reportable segments: Commercial voice, data and Internet and International operations. The WorldCom group's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. The Commercial voice, data and Internet segment includes voice, data and other types of domestic communications services for commercial customers, and Internet services including dedicated access and web and application hosting services. International operations provide voice, data, Internet and other similar types of communications services to customers primarily in Europe and the Asia Pacific region.

      Our chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing WorldCom's fiber optic networks, which do not make a distinction between the types of services provided. Profit and loss information is reported only on a combined basis to the chief operating decision-maker and our board of directors.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about the WorldCom group's segments is as follows (in millions):

                                                                REVENUES FROM                         SELLING, GENERAL AND
                                                              EXTERNAL CUSTOMERS                          ADMINISTRATIVE
                                                      ------------------------------------     ------------------------------------
                                                         1999          2000         2001         1999           2000          2001
                                                      --------      --------      --------     --------      --------      --------
     Voice, data and Internet ...................     $ 14,817      $ 16,880      $ 18,371     $  2,655      $  3,209      $  3,895
     International operations ...................        1,624         2,367         2,977          774         1,094         1,409
     Corporate - other charges ..................           --            --            --           --           433           754
     Other ......................................          523            --            --          170            --            --
                                                      --------      --------      --------     --------      --------      --------
          Total before Embratel .................       16,964        19,247        21,348        3,599         4,736         6,058
     Embratel ...................................        2,854         3,662            --          610           980            --
     Elimination of intersegment revenue/expenses          (82)         (154)           --          (14)          (27)           --
                                                      --------      --------      --------     --------      --------      --------
          Total .................................     $ 19,736      $ 22,755      $ 21,348     $  4,195      $  5,689      $  6,058
                                                      ========      ========      ========     ========      ========      ========



                                                                 CAPITAL EXPENDITURES
                                                          ----------------------------------
                                                            1999         2000          2001
                                                          --------     --------     --------
     Voice, data and Internet ...................         $  5,532     $  8,376     $  6,505
     International operations ...................            1,494        1,754        1,114
     Corporate - other charges ..................               --           --           --
     Other ......................................               10           --           --
                                                          --------     --------     --------
          Total before Embratel .................            7,036       10,130        7,619
     Embratel ...................................              893          854           --
     Elimination of intersegment revenue/expenses               --           --           --
                                                          --------     --------     --------
          Total .................................         $  7,929     $ 10,984     $  7,619
                                                          ========     ========     ========

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(12) SEGMENT AND GEOGRAPHIC INFORMATION - (CONTINUED)

      As discussed in Note 1, we deconsolidated our investment in Embratel as of January 1, 2001. Embratel, which provides communications services in Brazil, was designated as a separate reportable segment of the WorldCom group for periods prior to January 1, 2001. Accordingly, we have included Embratel in our WorldCom group segment information presented for 1999 and 2000.

      Additionally, Other includes the operations of MCI Systemhouse Corp and SHL Systemhouse Co. which was sold to Electronic Data Systems Corporation in April 1999.

      The following is a reconciliation of the segment information to income before income taxes, minority interests and cumulative effect of accounting change (in millions):

                                                                          1999          2000          2001
                                                                        --------      --------      --------
      Revenues ....................................................     $ 19,736      $ 22,755      $ 21,348
      Operating expenses ..........................................       15,105        17,714        18,299
                                                                        --------      --------      --------
      Operating income ............................................        4,631         5,041         3,049
      Other income (expense):
         Interest expense .........................................         (460)         (458)       (1,029)
         Miscellaneous ............................................          237           385           412
                                                                        --------      --------      --------
      Income before income taxes, minority interests and cumulative
         effect of  accounting change .............................     $  4,408      $  4,968      $  2,432
                                                                        ========      ========      ========

      Information about the WorldCom group's operations by geographic areas are as follows (in millions):

                                                     1999                          2000                         2001
                                           -------------------------     -------------------------     -------------------------
                                                          LONG-LIVED                    LONG-LIVED                    LONG-LIVED
                                            REVENUES        ASSETS        REVENUES        ASSETS        REVENUES        ASSETS
                                           ----------     ----------     ----------     ----------     ----------     ----------
      United States ...................    $   14,760     $   19,635     $   16,111     $   27,643     $   17,778     $   32,832
      Brazil ..........................         2,772          4,017          3,508          4,008             --             --
      All other international .........         2,204          2,575          3,136          3,526          3,570          3,960
                                           ----------     ----------     ----------     ----------     ----------     ----------
      Total ...........................    $   19,736     $   26,227     $   22,755     $   35,177     $   21,348     $   36,792
                                           ==========     ==========     ==========     ==========     ==========     ==========

(13) RELATED PARTY TRANSACTIONS -

      See Note 16 to our consolidated financial statements for information pertaining to our related party transactions.

(14) UNAUDITED QUARTERLY FINANCIAL DATA -

                                                                                       QUARTER ENDED
                                                       ----------------------------------------------------------------------------
                                                           MARCH 31,           JUNE 30,         SEPTEMBER 30,        DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                        2000      2001      2000      2001      2000      2001      2000      2001
                                                       ----------------------------------------------------------------------------
                                                                                       (in millions)
      Revenues ....................................    $5,429    $5,203    $5,621    $5,362    $5,844    $5,482    $5,861    $5,301
      Operating income ............................     1,390       966     1,364       310     1,139       999     1,148       774
      Income before cumulative effect of accounting
          change ..................................       741       548       732       126       599       503       601       347
      Net income ..................................       649       532       716       110       583       460       585       305

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----
MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
   Report of independent public accountants.....................................................   F-68
   Combined balance sheets as of December 31, 2000 and 2001.....................................   F-69
   Combined statements of operations for the three years ended December 31, 2001................   F-70
   Combined statements of allocated net worth for the three years ended December 31, 2001.......   F-71
   Combined statements of cash flows for the three years ended December 31, 2001................   F-72
   Notes to combined financial statements.......................................................   F-73

                                   -----------

      You should understand the following when reading the combined financial statements of the MCI group, which is an integrated business of WorldCom, Inc.:

      o WorldCom has presented the combined financial statements of the MCI group at substantially the same level of detail as the consolidated financial statements of WorldCom. WorldCom believes that investors require detailed financial information for the MCI group to properly evaluate the market potential of MCI group stock;

      o the MCI group is a collection of WorldCom's MCI businesses and is not a separate legal entity;

      o the holders of the MCI group stock are shareholders of WorldCom and do not have an ownership interest in the MCI group or any company in the MCI group or a claim on any of the assets attributed to the MCI group;

      o the attribution of a portion of WorldCom's assets and liabilities to the MCI group does not affect WorldCom's ownership of these assets or responsibility for these liabilities and does not affect the rights of any creditor of WorldCom; and

      o the assets attributed to the MCI group could be subject to the liabilities attributed to the WorldCom group.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of WorldCom, Inc.:

      We have audited the accompanying combined balance sheets of the MCI group (an integrated business of WorldCom, Inc.) (as described in Note 1) as of December 31, 2000 and 2001, and the related combined statements of operations, allocated net worth and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of WorldCom, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the MCI group combined financial statements referred to above present fairly, in all material respects, the combined financial position of the MCI group as of December 31, 2000 and 2001, and the combined results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the combined financial statements, effective January 1, 2000, the MCI group changed its method of accounting for certain activation and installation fee revenues and expenses.

      The MCI group is a fully integrated business of WorldCom, Inc. Accordingly, as described in Note 1, the MCI group's combined financial statements have been derived from the consolidated financial statements and accounting records of WorldCom, Inc. and, therefore, reflect certain assumptions and allocations. As more fully discussed in Note 1, the combined financial statements of the MCI group should be read in conjunction with the audited consolidated statements of WorldCom, Inc.


ARTHUR ANDERSEN LLP

Jackson, Mississippi
March 7, 2002

              MCI GROUP (an integrated business of WorldCom, Inc.)
                             COMBINED BALANCE SHEETS
                                  (In Millions)

                                                                                        December 31,  December 31,
                                                                                            2000          2001
                                                                                        ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $     41      $      7
  Accounts receivable, net of allowance for bad debts of $514 in 2000 and $393 in 2001       1,835         1,574
  Deferred tax asset                                                                            41            10
  Other current assets                                                                         395           335
                                                                                          --------      --------
         Total current assets                                                                2,312         1,926
                                                                                          --------      --------
Property and equipment:
  Transmission equipment                                                                       405           445
  Communications equipment                                                                   2,227         2,444
  Furniture, fixtures and other                                                                676           680
  Construction in progress                                                                     170           130
                                                                                          --------      --------
                                                                                             3,478         3,699
  Accumulated depreciation                                                                  (1,232)       (1,682)
                                                                                          --------      --------
                                                                                             2,246         2,017
                                                                                          --------      --------
Goodwill and other intangible assets                                                         9,909         9,719
Other assets                                                                                   168           227
                                                                                          --------      --------
                                                                                          $ 14,635      $ 13,889
                                                                                          ========      ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Payable to WorldCom group, net                                                          $    649      $    900
  Accrued interest                                                                             108           111
  Accounts payable and accrued line costs                                                    2,438         2,093
  Other current liabilities                                                                    914         1,091
                                                                                          --------      --------
         Total current liabilities                                                           4,109         4,195
                                                                                          --------      --------
Long-term liabilities, less current portion:
  Long-term debt                                                                             6,000         5,505
  Long-term payable to WorldCom group, net                                                     976           976
  Deferred tax liability                                                                       928           870
  Other liabilities                                                                            159            30
                                                                                          --------      --------
         Total long-term liabilities                                                         8,063         7,381
                                                                                          --------      --------

Commitments and contingencies

Allocated net worth                                                                          2,463         2,313
                                                                                          --------      --------
                                                                                          $ 14,635      $ 13,889
                                                                                          ========      ========

The accompanying notes are an integral part of these combined statements.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF OPERATIONS
                                  (In Millions)

                                                                                 For the Years Ended December 31,
                                                                                ----------------------------------
                                                                                  1999         2000         2001
                                                                                --------     --------     --------
Revenues                                                                        $ 16,172     $ 16,335     $ 13,831
                                                                                --------     --------     --------

Operating expenses:
  Line costs                                                                       7,087        7,177        7,080
  Selling, general and administrative                                              5,071        5,162        5,348
  Depreciation and amortization                                                      757          884          938
                                                                                --------     --------     --------
        Total                                                                     12,915       13,223       13,366
                                                                                --------     --------     --------
Operating income                                                                   3,257        3,112          465
Other income (expense):
  Interest expense                                                                  (506)        (512)        (504)
  Miscellaneous                                                                        5           --           --
                                                                                --------     --------     --------
Income (loss) before income taxes and cumulative effect of accounting change       2,756        2,600          (39)
Income tax expense (benefit)                                                       1,109        1,035          (16)
                                                                                --------     --------     --------
Income (loss) before cumulative effect of accounting change                        1,647        1,565          (23)
Cumulative effect of accounting change (net of income tax of $7 in 2000)              --          (10)          --
                                                                                --------     --------     --------
Net income (loss)                                                               $  1,647     $  1,555     $    (23)
                                                                                ========     ========     ========

The accompanying notes are an integral part of these combined statements.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                   COMBINED STATEMENTS OF ALLOCATED NET WORTH
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                  (IN MILLIONS)

Allocated net worth at December 31, 1998                                $ 2,950
Net income                                                                1,647
Advances to WorldCom group, net                                          (2,097)
                                                                        -------
Allocated net worth at December 31, 1999                                  2,500
Net income                                                                1,555
Advances to WorldCom group, net                                          (1,592)
                                                                        -------
Allocated net worth at December 31, 2000                                  2,463
Net loss                                                                    (23)
Advances from WorldCom group, net                                            15
Dividends declared on MCI group common stock                               (142)
                                                                        -------
Allocated net worth at December 31, 2001                                $ 2,313
                                                                        =======

    The accompanying notes are an integral part of these combined statements.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                        COMBINED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                  For the Years Ended December 31,
                                                                                 ----------------------------------
                                                                                   1999         2000         2001
                                                                                 --------     --------     --------
Cash flows from operating activities:
Net income (loss)                                                                $  1,647     $  1,555     $    (23)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of accounting change                                             --           10           --
    Depreciation and amortization                                                     757          884          938
    Provision for deferred income taxes (benefit)                                     393          239          (27)
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable, net                                                     (264)         174          177
        Other current assets                                                           24         (215)          60
        Accounts payable and other current liabilities                                530         (960)        (133)
       Payable to WorldCom group, net                                                 555          649          251
    All other operating activities                                                     11           --          146
                                                                                 --------     --------     --------
Net cash provided by operating activities                                           3,653        2,336        1,389
                                                                                 --------     --------     --------
Cash flows from investing activities:
  Capital expenditures                                                               (787)        (500)        (267)
  Acquisitions and related costs                                                     (292)          --           --
  Increase in intangible assets                                                      (354)        (167)        (327)
  Decrease in other liabilities                                                       (85)         (16)        (129)
  All other investing activities                                                        8          (90)        (149)
                                                                                 --------     --------     --------
Net cash used in investing activities                                              (1,510)        (773)        (872)
                                                                                 --------     --------     --------
Cash flows from financing activities:
  Principal repayments on debt, net                                                    --           --         (495)
  Dividends paid on MCI group common stock                                             --           --          (71)
  Advances (to) from WorldCom group, net                                           (2,097)     ( 1,592)          15
                                                                                 --------     --------     --------
Net cash used in financing activities                                              (2,097)     ( 1,592)        (551)
                                                                                 --------     --------     --------

Net increase (decrease) in cash and cash equivalents                                   46          (29)         (34)
Cash and cash equivalents at beginning of period                                       24           70           41
                                                                                 --------     --------     --------
Cash and cash equivalents at end of period                                       $     70     $     41     $      7
                                                                                 ========     ========     ========

   The accompanying notes are an integral part of these combined statements.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -

DESCRIPTION OF BUSINESS AND ORGANIZATION:

      Organized in 1983, WorldCom, Inc., a Georgia corporation, provides a broad range of communications services to both U.S. and non-U.S. based businesses and consumers. We are a global communications company utilizing a strategy based on being able to provide service through our own facilities throughout the world instead of being restricted to a particular geographic location. We call this our "on-net" strategy. The on-net approach allows our customers to send data or voice communications across town, across the U.S., or to any of our networks in Europe or Asia, often without ever leaving our networks. The on-net approach provides our customers with superior reliability and low operating costs. Our core business is communications services, which includes voice, data, Internet and international services. We serve as a holding company for our subsidiaries' operations. References herein to WorldCom, "we," "our," or "us" include WorldCom, Inc. and its subsidiaries, unless the context otherwise requires.

BASIS OF COMBINATION AND PRESENTATION:

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

      During the second quarter of 2001, we declared the initial quarterly dividend for the MCI group stock. A cash dividend of $0.60 per share of MCI group stock, or approximately $70 million in the aggregate, was paid on October 15, 2001 to shareholders of record as of the close of business on September 28, 2001. Dividends of $0.60 per share of MCI group stock were also declared in the third and fourth quarters of 2001, which have been or will be paid in 2002.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      The MCI group was initially allocated notional debt of $6 billion and our remaining debt was allocated on a notional basis to the WorldCom group. We intend, for so long as the WorldCom group stock and the MCI group stock remains outstanding, to include in our filings under the Securities Exchange Act of 1934, as amended, the combined financial statements of each of the WorldCom group and the MCI group. These combined financial statements will be prepared in accordance with accounting principles generally accepted in the United States, and in the case of annual financial statements, will be audited. These combined financial statements are not legally required under current law or SEC regulations.

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

      Our board of directors may at any time convert each outstanding share of MCI group stock into shares of WorldCom group stock at 110% of the relative trading value of MCI group stock for the 20 days prior to the announcement of the conversion. No premium will be paid on a conversion that occurs after June 7, 2004.

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

INTERGROUP ALLOCATION POLICIES:

TRACKING STOCK POLICY STATEMENT

      Our board of directors has fiduciary duties to all shareholders of WorldCom, and no independent fiduciary duties to the holders of WorldCom group stock and MCI group stock. Our board of directors has adopted a policy statement regarding the WorldCom group and the MCI group matters. Our board of directors or any special committee appointed by our board of directors, may, without shareholder approval, change the policies set forth in our policy statement. Our board of directors or any special committee appointed by our board of directors also may, without shareholder approval, adopt additional policies or make exceptions with respect to the application of the policies described in our policy statement in connection with particular facts and circumstances, all as they may determine to be in the best interests of WorldCom. The material provisions of the policy statement are as follows:

      GENERAL POLICY. The policy statement provides that all material matters as to which the holders of WorldCom group stock and MCI group stock may have potentially divergent interests will be resolved in a manner that our board of directors or any special committee appointed by our board of directors determines to be in the best interests of WorldCom as a whole, after giving due consideration to the potentially divergent interests and all other interests of the holders of the separate series of common stock of WorldCom that our board of directors or any special committee, as the case may be, deems relevant. The policy statement provides that we will manage the businesses in the WorldCom group and the MCI group in a manner intended to maximize the operations, assets and values of both groups, and with complementary deployment of personnel, capital and facilities, consistent with their respective business objectives.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      Under this policy statement, all material transactions which are determined by our board of directors to be in the ordinary course of business between the WorldCom group and the MCI group, except for those described in the paragraphs below, are intended to be on terms consistent with terms that would be applicable to arm's-length dealings with unrelated third parties.

      CASH MANAGEMENT. Decisions regarding the investment of surplus cash, the issuance and retirement of debt, and the issuance and repurchase of common and preferred stock will continue to be made by WorldCom management on behalf of the groups. Under this centralized cash management system, the MCI group will generally not be allocated any cash balances.

      CORPORATE ALLOCATIONS

      Corporate allocations have been attributed and/or allocated to the WorldCom group or the MCI group based upon identification of the services specifically benefiting each group. Such corporate allocations may change at our discretion and do not require shareholder approval. Management believes that the allocation methodologies applied are reasonable and these methods have been consistently applied for all periods presented. However, it is not practical to determine whether the allocated amounts represent amounts that would have been incurred on a stand alone basis. Explanations of the composition and the method of allocation for such items are described below.

      SHARED CORPORATE SERVICES. We have directly charged specifically identifiable costs to the WorldCom group and the MCI group. Where determinations based on specific usage alone were impracticable, we used other allocation methods that we believe are fair, including methods based on factors such as the number of employees and total line costs or revenues generated by each group. For the years ended December 31, 1999, 2000, and 2001, the MCI group was allocated $1.6 billion, $1.9 billion and $1.6 billion of these costs, respectively.

      COMMERCIAL INTER-GROUP TRANSACTIONS. The MCI group is allocated a proportion, based on usage, of our fiber optic system costs for use of the fiber optic systems, which are attributed to the WorldCom group. For the years ended December 31, 1999, 2000 and 2001, fiber optic system costs allocated to the MCI group were $189 million, $373 million and $360 million, respectively. In addition, the WorldCom group is allocated a proportion, based on usage, of our switching costs for use of the business voice switched services, which are attributed to the MCI group and the MCI group is allocated a corresponding decrease to depreciation expense which, for the years ended December 31, 1999, 2000 and 2001, totaled $64 million, $87 million and $101 million, respectively. Selling, general and administrative expenses for the MCI group include allocated costs for the MCI group's proportionate share of costs associated with buildings, furniture and fixtures attributed to the WorldCom group, and the cost allocated to the MCI group for use of the MCI tradenames as discussed below. For the years ended December 31, 1999, 2000 and 2001, these allocated costs totaled $331 million, $254 million and $360 million, respectively.

      All other material commercial transactions in the ordinary course of business between the groups are intended, to the extent practicable, to be on terms consistent with terms that would be applicable to arm's-length dealings with unrelated third parties and will be subject to the review and approval of our board of directors or any special committee. Neither group is under any obligation to use services provided by the other group, and each group may use services provided by a competitor of the other group if our board of directors or any special committee determines it is in the best interests of WorldCom as a whole.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1)  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      ALLOCATION OF INTANGIBLE ASSETS. Intangible assets consist of the excess consideration paid over the fair value of net tangible assets acquired by us in business combinations accounted for under the purchase method and include goodwill, channel rights, developed technology and tradenames. These assets have been attributed to the respective groups based on specific identification and where acquired companies have been divided between the WorldCom group and the MCI group, the intangible assets have been attributed based on the respective fair values at date of purchase of the related operations attributed to each group. Management believes that this method of allocation is equitable and provides a reasonable estimate of the intangible assets attributable to the WorldCom group and the MCI group.

      All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. The MCI group will be allocated an expense, and the WorldCom group will be allocated a corresponding decrease in depreciation and amortization expense for the use of the MCI tradenames for the next four years based on the following fee schedule:

                2002...................      $30.0 million
                2003...................      $35.0 million
                2004...................      $40.0 million
                2005...................      $45.0 million

      Any renewal or termination of use of the MCI tradenames by the MCI group will be subject to the general policy that our board of directors will act in the best interests of WorldCom. For each of the years ended December 31, 1999, 2000 and 2001, an expense of $27.5 million per annum was allocated to the MCI group for use of the MCI tradenames.

      FINANCING ARRANGEMENTS. As of January 1, 1999, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and the remainder of our debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, management considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation was equitable and supportable by both the WorldCom group and the MCI group. The debt allocated to the MCI group bears interest at a rate indicative of the rate at which the MCI group would borrow from third parties if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Interest rates are calculated on a quarterly basis. Debt allocated to the MCI group bears an interest rate equal to the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. Interest allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense charged to the MCI group. Subsequent to the recapitalization, each group's allocated debt increases or decreases by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, dividend payments, share repurchases and other financing activities.

      As of December 31, 2001, our receivables purchase program consisted of a $3.7 billion pool of receivables in which the purchaser owned an undivided interest, including the $2.0 billion sold, of which $920 million and $273 million relate to the MCI group, respectively. The receivables sold were assigned based on specific identification where practical, or allocated based on total revenues. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the receivables attributable to the groups.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

      See Note 1 to our consolidated financial statements for additional fair value descriptions.

CASH AND CASH EQUIVALENTS:

      We consider cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

PROPERTY AND EQUIPMENT:

      Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

              Transmission equipment.....................     4 to 10 years
              Communications equipment...................     5 to 10 years
              Furniture, fixtures, buildings and other...     4 to 39 years

      We evaluate the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. We determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In the event an impairment exists on property and equipment attributed to the MCI group, a loss will be recognized by the MCI group based on the amount by which the carrying value exceeds the fair value of the asset. If quoted market prices for an asset are not available, fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on property and equipment to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

      Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS:

      The major classes of intangible assets attributed to the MCI group as of December 31, 2000 and 2001 are summarized below (in millions):

                                                                   AMORTIZATION PERIOD       2000          2001
                                                                   -------------------       ----          ----
            Goodwill ........................................         10 to 40 years       $  9,274      $  9,274
            Developed technology ............................         5 to 10 years             510           510
            Other intangibles ...............................         5 to 10 years           1,113         1,443
                                                                                           --------      --------
                                                                                             10,897        11,227
            Less: accumulated amortization ..................                                  (988)       (1,508)
                                                                                           --------      --------
            Goodwill and other intangible assets, net .......                              $  9,909      $  9,719
                                                                                           ========      ========

      Intangible assets are amortized using the straight-line method for the periods noted above.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      Goodwill is recognized for the excess of the purchase price of the various business combinations over the value of the identifiable net tangible and intangible assets acquired. Realization of acquisition-related intangibles, including goodwill, is periodically assessed by our management based on the current and expected future profitability and cash flows of acquired companies and their contribution to the overall operations of the MCI group.

      Also included in other intangibles are costs incurred to develop software for internal use. Such costs were $356 million, $160 million and $325 million for the years ended December 31, 1999, 2000 and 2001, respectively.

RECOGNITION OF REVENUES:

      The MCI group records revenues for telecommunications services at the time of customer usage. Service activation and installation fees are amortized over the average customer contract life.

ACCOUNTING FOR RECIPROCAL COMPENSATION AND OTHER:

      Reciprocal compensation represents a reimbursement of costs for call termination performed on behalf of other carriers' customers and is determined contractually based on fixed rate per minute charges to those carriers. Small business and consumer primary interexchange carrier charges, or PICC, are flat-rate charges mandated by the FCC which apply to telecommunications companies that connect to customers through a traditional phone company's facilities. Effective July 1, 2000, as a result of the FCC's Coalition for Affordable Local and Long Distance Services, or CALLs order, the PICC fee is billed directly to the customer by the traditional phone company rather than to MCI group and rebilled to the customer. Central office based remote access equipment sales represent the reimbursement of customer specific equipment costs incurred by MCI group on behalf of the customer as part of service provisioning. As such, we have determined that it is more appropriate to reflect these reimbursements of our cost as an offset to cost of sales rather than reporting these reimbursements on a gross basis as revenues. During the years ended December 31, 1999, 2000 and 2001, such cost reimbursement amounts recorded by the MCI group totaled $817 million, $802 million and $366 million, respectively.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

      During the fourth quarter of 2000, the MCI group implemented SAB 101, which requires certain activation and installation fee revenues to be amortized over the average life of the related service rather than be recognized immediately. Costs directly related to these revenues may also be deferred and amortized over the customer contract life. As required by SAB 101, the MCI group retroactively adopted this accounting effective January 1, 2000, which resulted in a one-time expense of $10 million, net of income tax benefit of $7 million. The pro forma effect of adopting SAB 101 on periods prior to January 1, 2000 was not material to the MCI group's financial position or results of operations.

INCOME TAXES:

      The federal and state income tax liabilities incurred by WorldCom and which are determined on a consolidated, combined, or unitary basis are allocated between the WorldCom group and the MCI group in accordance with our policy statement. The income tax expense or benefit for each group and the balance sheet allocation of the expense is based on a comparison of our tax expense with the hypothetical tax expense or benefit of the MCI group. The tax expense or benefit allocable to the MCI group is the amount that the MCI group would have incurred if it had filed tax returns as a separate taxpayer and the tax expense allocable to the WorldCom group is the excess, if any, of our tax expense over the tax expense or benefit allocable to the MCI group. Tax benefits that cannot be used by a group generating those benefits but can be used on a consolidated basis are credited to the group that

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

generated those benefits. Had the WorldCom group and the MCI group filed separate tax returns, the provision for income taxes and net income for each group would not have significantly differed from the amounts reported on the group's combined statements of operations for the years ended December 31, 1999, 2000 and 2001. However, the amounts of current and deferred taxes and taxes payable or refundable attributed to each group on the historical financial statements may differ from those that would have been allocated had the WorldCom group or the MCI group filed separate income tax returns.

      Deferred tax assets and liabilities are based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and the impact of available net operating loss, or NOL, carryforwards.

EARNINGS PER SHARE:

      Our consolidated financial statements present basic and diluted earnings
(loss) per share for WorldCom group stock and MCI group stock using the two-class method. The two-class method is an earnings formula that determines the attributed earnings (loss) per share for WorldCom group stock and MCI group stock according to participation rights in undistributed earnings. The combined financial statements of the MCI group do not present earnings (loss) per share because MCI group stock is a series of our common stock, and the MCI group is not a legal entity with a capital structure.

      For purposes of our consolidated financial statements, basic earnings
(loss) per share attributed to MCI group stock is computed by dividing attributed net income (loss) for the period by the number of weighted-average shares of MCI group stock then outstanding. Diluted earnings (loss) per share attributed to MCI group stock is computed by dividing attributed net income
(loss) for the period by the weighted-average number of shares of MCI group stock outstanding, including the dilutive effect of MCI group stock equivalents.

CONCENTRATION OF CREDIT RISK:

      A portion of the MCI group's revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service and Internet online services. As a result, the MCI group has some concentration of credit risk among its customer base. The MCI group performs ongoing credit evaluations of its larger customers' financial condition and, at times, requires collateral from its customers to support its receivables, usually in the form of assignment of its customers' receivables to the MCI group in the event of nonpayment.

RECENTLY ISSUED ACCOUNTING STANDARDS:

      In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Based on current levels of such assets, this will reduce amortization expense by approximately $0.3

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

billion annually at the MCI group. Additionally, we are conducting impairment reviews of all intangible assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142. Based on our preliminary analyses, we estimate that as a result of the adoption of SFAS No. 142 we will reduce goodwill by approximately $1 billion at the MCI group.

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

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on our consolidated results of operations or financial position.

USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, revenue reserves, depreciation and amortization, taxes and contingencies.

(2) BUSINESS COMBINATIONS -

      We have acquired other telecommunications companies offering similar or complementary services to those offered by us. These acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash, notes, shares of our common stock, or a combination thereof. The cash portion of acquisition costs has generally been financed through our bank credit facilities.

      On October 1, 1999, we acquired SkyTel Communications, Inc., pursuant to the merger of SkyTel with and into a wholly owned subsidiary of WorldCom. Upon consummation of the SkyTel merger, the wholly owned subsidiary was renamed SkyTel Communications, Inc. SkyTel is a leading provider of nationwide messaging services in the United States. SkyTel principal operations include one-way messaging services in the United States, advanced messaging services on the narrow band personal communications services network in the United States and international one-way messaging operations.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(2) BUSINESS COMBINATIONS - (CONTINUED)

      As a result of the SkyTel merger, each outstanding share of SkyTel common stock was converted into the right to receive 0.3849 shares of WorldCom common stock, par value $.01 per share, or approximately 23 million WorldCom common shares in the aggregate. Holders of SkyTel's $2.25 Cumulative Convertible Exchangeable Preferred Stock received one share of WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock for each share of SkyTel preferred stock held. The SkyTel merger was accounted for as a pooling-of-interests; and accordingly, our financial statements for periods prior to the SkyTel merger have been restated to include the results of SkyTel. SkyTel has been allocated to the MCI group.

      During 1999, 2000 and 2001, we recorded other liabilities of $582 million, $29 million and $254 million, respectively, related to estimated costs of unfavorable commitments of acquired entities, and other non-recurring costs arising from various acquisitions and mergers. At December 31, 1999, 2000 and 2001, other liabilities attributed to the MCI group related to these and previously recorded accruals totaled $160 million, $106 million and $53 million, respectively.

(3) LONG-TERM DEBT -

      Our outstanding debt as of December 31, 2000 and 2001 consists of the following (in millions):

                                                                                              2000               2001
                                                                                            --------           --------
            Commercial paper and credit facilities ...............................          $  3,629           $     --
            Floating rate notes due 2001 through 2002 ............................             1,560                 60
            7.88% - 8.25% Notes Due 2003-2010 ....................................             3,500              3,500
            7.38% Notes Due 2006-2011 ............................................             2,000              2,000
            6.13% - 6.95% Notes Due 2001-2028 ....................................             6,100              4,600
            7.13% - 7.75% Notes Due 2004-2027 ....................................             2,000              2,000
            8.88% Senior Notes Due 2006 ..........................................               672                 --
            7.13% - 8.25% Senior Debentures Due 2023-2027 ........................             1,436              1,434
            6.13% - 7.50% Senior Notes Due 2004-2012 .............................             1,934              1,925
            6.50% - 8.25% Notes Due 2004-2031 ....................................                --             11,939
            Intermedia 11.25%-12.25% Senior Discount Notes Due 2007-2009 .........                --                643
            Intermedia 8.50%-9.50% Senior Notes Due 2007-2009 ....................                --                581
            Capital lease obligations (maturing through 2017) ....................               413                953
            Embratel debt ........................................................             1,134                 --
            Other debt (maturing through 2008) ...................................               518                575
                                                                                            --------           --------
                                                                                              24,896             30,210
            Notional debt allocated to the WorldCom group ........................           (18,896)           (24,705)
                                                                                            --------           --------
            Notional debt allocated to the MCI group .............................          $  6,000           $  5,505
                                                                                            ========           ========

      See Note 1 for a more detailed description of how we allocate debt to the groups and Note 4 of our consolidated financial statements for additional debt descriptions.

(4) SHAREHOLDER RIGHTS PLAN -

      See Note 7 to our consolidated financial statements for a detailed description of our shareholder rights plan.

(5) LEASES AND OTHER COMMITMENTS -

      WorldCom leases office facilities and equipment under non-cancelable operating and capital leases and is also obligated under various rights-of-way agreements having initial or remaining terms of more than one year and allocates rent expense on these leases attributable to the WorldCom group and the MCI group in accordance with our allocation policies. Rental expense allocated to the MCI group under these operating leases was $163 million, $189 million and $213 million in 1999, 2000 and 2001, respectively. The MCI group's rental expense in 2001 increased as a result of our movement of technical facilities closer to our customers which should result in lower access costs in the future and annual rent escalation.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(5) LEASES AND OTHER COMMITMENTS - (CONTINUED)

      The MCI group is an integrated business of WorldCom and is therefore subject to all our liabilities and obligations, including leases and other commitments. See Note 8 to our consolidated financial statements for a description of our leases and other commitments.

(6) CONTINGENCIES -

      The MCI group shareholders are subject to all of the risks related to an investment in WorldCom and the MCI group, including the effects of any legal proceedings and claims against the WorldCom group. See Note 9 to our consolidated financial statements for information related to our contingencies.

(7) EMPLOYEE BENEFIT PLANS -

STOCK OPTION PLANS:

      WorldCom has several stock option plans under which options to acquire shares of WorldCom group stock may be granted to directors, officers and employees of the WorldCom group and the MCI group. We do not maintain a plan for the issuance of MCI group stock options. WorldCom accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized. Terms and conditions of WorldCom's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of our board of directors; however, no options are exercisable for more than 10 years after date of grant.

401(k) PLANS:

      WorldCom offers our qualified employees the opportunity to participate in one of our defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $10,500. WorldCom matches individual employee contributions in selected plans, up to a maximum level which in no case exceeds 6% of the employee's compensation. Expenses allocated to the MCI group relating to our 401(k) plans were $63 million, $68 million and $56 million for the years ended December 31, 1999, 2000 and 2001, respectively.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS:

      We maintain various defined benefit plans and other post-retirement benefit plans that cover selected eligible employees of the WorldCom group and the MCI group. Annual service cost is determined using the Projected Unit Credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of employees.

EMPLOYEE STOCK PURCHASE PLAN:

      Effective July 1, 2001, we established the MCI group 2001 Employee Stock Purchase Plan under Section 423 of the Code which allows eligible MCI group employees to purchase shares of the MCI group stock through payroll deductions not to exceed 15% of the employee's compensation. The purchase price is 85% of the lower of the fair market value of the MCI group stock on the participant's enrollment date or the exercise date. A maximum of 10 million shares of MCI group stock are authorized for issuance. During 2001 shares totaling 346,000 were issued at an average price of $13.10 per share.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(7) EMPLOYEE BENEFIT PLANS - (CONTINUED)

      See Notes 10 and 11 to our consolidated financial statements for additional disclosures related to employee benefit plans.

(8) INCOME TAXES -

      The MCI group combined balance sheets reflects the anticipated tax impact of future taxable income or deductions implicit in the combined balance sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in the assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOL carryforwards as measured in the MCI group's combined financial statements and as measured by tax laws using enacted tax rates.

      Income tax expense (benefit) is composed of the following (in millions):

                                                                            1999       2000        2001
                                                                           ------     ------      ------
              Current .........................................            $  716     $  796      $   11
              Deferred ........................................               393        239         (27)
                                                                           ------     ------      ------
              Total income tax expense (benefit) ..............            $1,109     $1,035      $  (16)
                                                                           ======     ======      ======

      The following is a reconciliation of income tax provision to the expected amounts using the statutory rate:

                                                                                    1999      2000     2001
                                                                                   -----      -----    -----
            Expected statutory amount ....................................          35.0%      35.0%   (35.0)%
            Nondeductible amortization of excess of cost over net
                 tangible assets acquired ................................           3.0        3.1    193.9
            State income taxes ...........................................           2.5        2.6      5.0
            Tax credits ..................................................          (0.2)      (0.4)   (59.4)
            Other ........................................................          (0.3)      (0.9)  (145.5)
                                                                                   -----      -----   ------
            Actual tax provision .........................................          40.2%      39.8%   (41.0)%
                                                                                   =====      =====   ======

      The following is a summary of the significant components of the MCI group's attributed deferred tax assets and liabilities as of December 31, 2000 and 2001 (in millions):

                                                                       2000                      2001
                                                              ----------------------    ----------------------
                                                              ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                                              -------    -----------    -------    -----------
              Fixed assets ...........................        $    --      $  (822)     $    --      $(1,092)
              Goodwill and other intangibles .........             45           --           41           --
              Accrued liabilities ....................             --         (102)          46           --
              NOL carryforwards ......................             --           --          129           --
              Tax credits ............................             68           --           10           --
              Other ..................................             --          (76)           6           --
                                                              -------      -------      -------      -------
                                                              $   113      $(1,000)     $   232      $(1,092)
                                                              =======      =======      =======      =======

      At December 31, 2001, the MCI group was attributed unused NOL carryforwards for federal income tax purposes of approximately $340 million which expire in various amounts during the year 2021. These NOL carryforwards result in a deferred tax asset of approximately $129 million at December 31, 2001.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(9) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

      Interest paid by the MCI group during the years ended December 31, 1999, 2000 and 2001 amounted to $490 million, $564 million and $501 million, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1999 and 2000 were $71 million and $424 million, respectively. No income taxes were paid during the year ended December 31, 2001.

      In conjunction with business combinations attributed to the MCI group, assets acquired and liabilities assumed, including revisions to previously recorded acquisitions, were as follows (in millions):

                                                                        1999        2000       2001
                                                                       ------     --------    -------
           Fair value of assets acquired ....................          $  154     $     --    $    --
           Goodwill and other intangible assets .............             190           --         --
           Liabilities assumed ..............................             (52)          --         --
           WorldCom common stock issued .....................              --           --         --
                                                                       ------     --------    -------
           Net cash paid ....................................          $  292     $     --    $    --
                                                                       ======     ========    =======

(10) SEGMENT AND GEOGRAPHIC INFORMATION -

      Based on our organizational structure, the MCI group operates in four reportable segments: Consumer; Wholesale; Alternative channels and small business; and Dial-up Internet. The MCI group's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the type and class of customer as well as the geographic dispersion of their operations. Consumer includes domestic voice communications services for consumer customers. Wholesale includes domestic long distance voice and data communications services for wholesale customers. Alternative channels and small business includes domestic long distance voice and data, agents, prepaid calling cards and paging services provided to alternative wholesale and small business customers. Dial-up Internet includes dial-up Internet access services.

      Our chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing WorldCom's fiber optic networks, which do not make a distinction between the types of services provided. Profit and loss information is reported only on a combined basis to our chief operating decision-maker and our board of directors.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about the MCI group's segments is as follows (in millions):

(10) SEGMENT AND GEOGRAPHIC INFORMATION -

                                                           REVENUES FROM           SELLING, GENERAL AND
                                                        EXTERNAL CUSTOMERS            ADMINISTRATIVE         CAPITAL EXPENDITURES
                                                   ---------------------------  -------------------------  -------------------------
                                                     1999      2000      2001     1999     2000     2001     1999     2000    2001
                                                   -------   -------   -------  -------  -------  -------  -------  -------  -------
      Consumer .................................   $ 7,590   $ 7,778   $ 7,227  $ 3,275  $ 2,823  $ 2,968  $   235  $   146  $    89
      Wholesale ................................     3,943     3,388     2,641      620      538      617      192       94       32
      Alternative channels and small business ..     3,142     3,541     2,427      808    1,030    1,092      182       75      109
      Dial-up Internet .........................     1,497     1,628     1,536      368      426      537      178      185       37
      Corporate - other charges ................        --        --        --       --      345      134       --       --       --
                                                   -------   -------   -------  -------  -------  -------  -------  -------  -------
      Total ....................................   $16,172   $16,335   $13,831  $ 5,071  $ 5,162  $ 5,348  $   787  $   500  $   267
                                                   =======   =======   =======  =======  =======  =======  =======  =======  =======

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(10) SEGMENT AND GEOGRAPHIC INFORMATION - (CONTINUED)

      The following is a reconciliation of the segment information to income
(loss) before income taxes and cumulative effect of accounting change (in millions):

                                                                                   1999        2000        2001
                                                                                 --------    --------    --------
      Revenues .........................................................         $ 16,172    $ 16,335    $ 13,831
      Operating expenses ...............................................           12,915      13,223      13,366
                                                                                 --------    --------    --------
      Operating income .................................................            3,257       3,112         465
      Other income (expense): ..........................................
         Interest expense ..............................................             (506)       (512)       (504)
         Miscellaneous .................................................                5          --          --
                                                                                 --------    --------    --------
      Income (loss) before income taxes and cumulative effect
         of accounting change ..........................................         $  2,756    $  2,600    $    (39)
                                                                                 ========    ========    ========

      Information about the MCI group's operations by geographic areas are as follows (in millions):

                                                 1999                       2000                      2001
                                       -----------------------    -----------------------    ---------------------
                                                    LONG-LIVED                 LONG-LIVED               LONG-LIVED
                                       REVENUES        ASSETS     REVENUES       ASSETS      REVENUES     ASSETS
                                       --------     ----------    --------     ----------    --------   ----------
      United States ..........         $ 15,961     $    2,330    $ 16,066     $    2,173    $ 13,650   $    1,967
      International ..........              211             61         269             73         181           50
                                       --------     ----------    --------     ----------    --------   ----------
      Total ..................         $ 16,172     $    2,391    $ 16,335     $    2,246    $ 13,831   $    2,017
                                       ========     ==========    ========     ==========    ========   ==========

(11) RELATED PARTY TRANSACTIONS -

      See Note 16 to our consolidated financial statements for information pertaining to our related party transactions.

(12) UNAUDITED QUARTERLY FINANCIAL DATA -

                                                                                   QUARTER ENDED
                                                  ------------------------------------------------------------------------------
                                                       MARCH 31,           JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                    2000      2001      2000      2001       2000      2001      2000      2001
                                                  ------------------------------------------------------------------------------
                                                                                    (in millions)
Revenues ......................................   $ 4,183   $ 3,622   $ 4,186   $ 3,548    $ 4,193   $ 3,484   $ 3,773   $ 3,177
Operating income (loss) .......................     1,034       231     1,023        74        713       181       342       (21)
Income (loss) before cumulative effect of
  accounting change ...........................       547        62       541       (29)       352        33       125       (89)
Net income (loss) .............................       537        62       541       (29)       352        33       125       (89)

                                  EXHIBIT INDEX

2.1* Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. dated as amended May 14, 2001 (filed as Annex A to WorldCom's Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)

3.1 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Seven by inserting Articles Seven D, E, F, and G) (incorporated herein by reference to
       Exhibit 3.1 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.2 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Four by deleting the text thereof and substituting new Article Four) (incorporated herein by reference to Exhibit 3.2 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.3 Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Eleven by deleting the text thereof and substituting new Article Eleven) (incorporated herein by reference to Exhibit 3.3 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.4 Second Amended and Restated Articles of Incorporation of WorldCom (including preferred stock designations), as amended as of May 1, 2000 (incorporated herein by reference to Exhibit 3.4 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.5    Restated ByLaws of WorldCom, Inc. (incorporated by reference to Exhibit
       3.5 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

4.1 Rights Agreement between WorldCom, Inc. and The Bank of New York, as Rights Agent, dated as of March 7, 2002 (incorporated herein by reference to Exhibit 1 to WorldCom's Form 8-A dated March 13, 2002 (File No. 0-11258))

 **
10.1* 364-Day Revolving Credit Agreement among WorldCom and Bank of America, N.A. and The Chase Manhattan Bank, Co-Administrative Agents; Banc of America Securities LLC and J.P. Morgan Securities Inc., Joint Lead Arrangers and Joint Book Managers; Banc of America Securities LLC, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Bank N.V. and Deutsche Banc Alex. Brown Inc., Co-Arrangers; Citibank, N.A., Syndication Agent; ABN Amro Bank N.V. and Deutsche Bank AG New York Branch, Co-Documentation Agents; and the lenders named therein dated as of June 8, 2001 (incorporated herein by reference to Exhibit 10.1 to WorldCom's Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 0-11258))

10.2* Revolving Credit Agreement among WorldCom and Bank of America, N.A. and The Chase Manhattan Bank, Co-Administrative Agents; Banc of America Securities LLC and J.P. Morgan Securities Inc., Joint Lead Arrangers and Joint Book Managers; Banc of America Securities LLC, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Bank N.V. and Deutsche Banc Alex. Brown Inc., Co-Arrangers; Citibank N.A., Syndication Agent; ABN Amro Bank N.V. and Deutsche Bank AG New York Branch, Co-Documentation Agents; and the lenders named therein dated as of June 8, 2001 (incorporated herein by reference to Exhibit 10.2 to WorldCom's Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 0-11258))

10.3* Amended and Restated Facility A Revolving Credit Agreement among WorldCom, NationsBank, N.A., NationsBanc Montgomery Securities LLC, Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.1 to WorldCom's Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258)) (incorporated herein by reference to Exhibit 10.3 to WorldCom's Current Report on Form 8-K dated June 8, 2001 (filed June 12,
       2001) (File No. 0-11258))

10.4 WorldCom 1999 Stock Option Plan (incorporated herein by reference to Exhibit A to WorldCom's Proxy Statement dated April 23, 1999 (File No. 0-11258)) (compensatory plan)

10.5 WorldCom, Inc. Third Amended and Restated 1990 Stock Option Plan (incorporated herein by reference to Exhibit A to WorldCom's Proxy Statement dated April 22, 1996 (File No. 0-11258)) (compensatory plan)

10.6 WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to WorldCom's Proxy Statement dated April 21, 1997 (File No. 0- 11258)) (compensatory plan)

10.7 WorldCom/MFS/UUNET 1995 Performance Option Plan (incorporated herein by reference to Exhibit 10.17 to WorldCom's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.8 WorldCom/MFS/UUNET Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to WorldCom's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.9 MCI 1979 Stock Option Plan as amended and restated (incorporated by reference to Exhibit 10(a) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-6457)) (compensatory plan)

10.10 Supplemental Retirement Plan for Employees of MCI Communications Corporation and Subsidiaries, as amended (incorporated by reference to Exhibit 10(b) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-6457)) (compensatory plan)

10.11 Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries (incorporated by reference to "Remuneration of Executive Officers" in MCI's Proxy Statement for its 1992 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)

10.12 MCI Communications Corporation Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10(e) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-6457)) (compensatory plan)

10.13 Amendment No. 1 to MCI Communications Corporation Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10(e) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)

10.14 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Exhibit D to MCI's Proxy Statement for its 1989 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)

10.15 Amendment No. 1 to the 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Appendix D to MCI's Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-6457)) (compensatory plan)

10.16 Amendment No. 2 to 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (File No. 0- 6457)) (compensatory plan)

10.17 Amendment No. 3 to 1988 Directors' Stock Option Plan of MCI (incorporated by reference to Exhibit 10(j) to MCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-6457)) (compensatory plan)

10.18 Stock Option Plan of MCI (incorporated by reference to Exhibit C to MCI's Proxy Statement for its 1989 Annual Meeting of Stockholders (File No. 0-
       6457)) (compensatory plan)

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

10.36 Promissory Note dated December 29, 2000 between the Borrower and WorldCom (incorporated herein by reference from Exhibit 10.36 to WorldCom's Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 01-11258)

10.37 Promissory note dated September 10, 2001 payable by Borrower to the order of WorldCom (incorporated herein by reference to Exhibit 10.1 to WorldCom's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001) (File No. 0-11258)

10.38 First Modification and Reaffirmation of Limited Guaranty dated as of January 25, 2002, by and between WorldCom and Bank of America, N.A.

10.39 Promissory Note dated January 30, 2002 payable by Borrower to the order of WorldCom

21.1   Subsidiaries of WorldCom

23.1   Consent of Arthur Andersen LLP

-----------

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