Form 10-Q
period 2002-03-31
WORLDCOM INC/GA//
filed 2002-05-15
CIK 723527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2002
                                                      --------------
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes /X/  No / /

                  Common shares outstanding, net of treasury shares, at April 30, 2002:

                  WorldCom group stock               2,962,836,179
                  MCI group stock                      118,325,109

--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       Number
                                                                                                       ------
        PART I.         FINANCIAL INFORMATION

        Item 1.         Financial Statements

                        Consolidated Balance Sheets as of
                           December 31, 2001 and March 31, 2002..............................             3

                        Consolidated Statements of Operations for the
                           three months ended March 31, 2001 and March 31, 2002..............             4

                        Consolidated Statements of Cash Flows for the
                           three months ended March 31, 2001 and March 31, 2002..............             5

                        Notes to Consolidated Financial Statements...........................             6

                        Combined Financial Statements of WorldCom group
                           (an integrated business of WorldCom, Inc.)........................             19

                        Combined Financial Statements of MCI group
                           (an integrated business of WorldCom, Inc.)........................             25

        Item 2.         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.....................             30

        Item 3.         Quantitative and Qualitative Disclosures about Market Risk...........             47

        PART II.        OTHER INFORMATION

        Item 1.         Legal Proceedings....................................................             47

        Item 2.         Changes in Securities and Use of Proceeds............................             47

        Item 3.         Defaults Upon Senior Securities......................................             47

        Item 4.         Submission of Matters to a Vote of Securities Holders................             47

        Item 5.         Other Information....................................................             47

        Item 6.         Exhibits and Reports on Form 8-K.....................................             49

        Signature       .....................................................................             50

        Exhibit Index   .....................................................................             51

                         WORLDCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Millions, Except Share Data)

                                                                                              December 31,     March 31,
                                                                                                 2001            2002
                                                                                               ---------      ---------
      ASSETS
      Current assets:
        Cash and cash equivalents                                                              $   1,416      $   2,267
        Accounts receivable, net of allowance for bad debts of
          $1,086 in 2001 and $1,215 in 2002                                                        5,308          5,005
        Deferred tax asset                                                                           251            222
        Other current assets                                                                       2,230          2,202
                                                                                               ---------      ---------
               Total current assets                                                                9,205          9,696
                                                                                               ---------      ---------
      Property and equipment:
        Transmission equipment                                                                    23,814         25,219
        Communications equipment                                                                   7,878          7,595
        Furniture, fixtures and other                                                             11,263         12,171
        Construction in progress                                                                   5,706          4,977
                                                                                               ---------      ---------
                                                                                                  48,661         49,962
        Accumulated depreciation                                                                  (9,852)       (10,807)
                                                                                               ---------      ---------
                                                                                                  38,809         39,155
                                                                                               ---------      ---------
      Goodwill and other intangible assets                                                        50,537         50,607
      Other assets                                                                                 5,363          4,345
                                                                                               ---------      ---------
                                                                                               $ 103,914      $ 103,803
                                                                                               =========      =========
      LIABILITIES AND SHAREHOLDERS' INVESTMENT
      Current liabilities:
        Short-term debt and current maturities of long-term debt                               $     172      $     858
        Accrued interest                                                                             618            853
        Accounts payable and accrued line costs                                                    4,844          4,612
        Other current liabilities                                                                  3,576          3,641
                                                                                               ---------      ---------
               Total current liabilities                                                           9,210          9,964
                                                                                               ---------      ---------
      Long-term liabilities, less current portion:
        Long-term debt                                                                            30,038         29,300
        Deferred tax liability                                                                     4,066          4,034
        Other liabilities                                                                            576            536
                                                                                               ---------      ---------
               Total long-term liabilities                                                        34,680         33,870
                                                                                               ---------      ---------

      Commitments and contingencies

      Minority interests                                                                             101             52

      Company obligated mandatorily redeemable and other preferred securities                      1,993          2,011

      Shareholders' investment:
        Preferred stock, par value $.01 per share; authorized: 30,967,637 shares
          in 2001 and 30,967,639 shares in 2002; none issued                                          --             --
        Common stock:
         WorldCom group stock, par value $.01 per share; authorized: 4,850,000,000 shares in 2001 and 2002; issued and outstanding: 2,967,436,680 shares in 2001 and
            2,969,549,369 in 2002                                                                     30             30
         MCI group stock, par value $.01 per share; authorized: 150,000,000 shares in 2001
            and 2002; issued and outstanding: 118,595,711 in 2001 and 118,595,720 in 2002              1              1
        Additional paid-in capital                                                                54,297         54,314
        Retained earnings                                                                          4,400          4,388
        Unrealized holding gain (loss) on marketable equity securities                               (51)             4
        Cumulative foreign currency translation adjustment                                          (562)          (646)
        Treasury stock, at cost, 6,765,316 shares of WorldCom group stock and
          270,611 shares of MCI group stock in 2001 and 2002                                        (185)          (185)
                                                                                               ---------      ---------
              Total shareholders' investment                                                      57,930         57,906
                                                                                               ---------      ---------
                                                                                               $ 103,914      $ 103,803
                                                                                               =========      =========


      The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                     --------------------
                                                                                       2001         2002
                                                                                     -------      -------
      Revenues                                                                       $ 8,825      $ 8,120
                                                                                     -------      -------
      Operating expenses:
        Line costs                                                                     3,696        3,479
        Selling, general and administrative                                            2,597        2,476
        Depreciation and amortization                                                  1,335        1,322
                                                                                     -------      -------
              Total                                                                    7,628        7,277
                                                                                     -------      -------
      Operating income                                                                 1,197          843
      Other income (expense):
        Interest expense                                                                (305)        (447)
        Miscellaneous                                                                    100         (156)
                                                                                     -------      -------
      Income before income taxes and minority interests                                  992          240
      Provision for income taxes                                                         382           86
                                                                                     -------      -------
      Income before minority interests                                                   610          154
      Minority interests                                                                  --           18
                                                                                     -------      -------
      Net income                                                                         610          172
      Distributions on mandatorily redeemable preferred securities and
            other preferred dividend requirements                                         16           42
                                                                                     -------      -------
      Net income applicable to common shareholders                                   $   594      $   130
                                                                                     =======      =======

        Net income attributed to WorldCom group                                      $   532      $   184
                                                                                     =======      =======
        Net income (loss) attributed to MCI group                                    $    62      $   (54)
                                                                                     =======      =======

      Earnings (loss) per common share:
      Net income attributed to WorldCom group:
            Basic                                                                    $  0.18      $  0.06
                                                                                     =======      =======
            Diluted                                                                  $  0.18      $  0.06
                                                                                     =======      =======

      Net income (loss) attributed to MCI group:
            Basic                                                                    $  0.54      $ (0.46)
                                                                                     =======      =======
            Diluted                                                                  $  0.54      $ (0.46)
                                                                                     =======      =======

      The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)


                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                                  --------------------
                                                                                   2001          2002
                                                                                  -------      -------
Cash flows from operating activities:
Net income                                                                        $   610      $   172
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Minority interests                                                                 --          (18)
    Depreciation and amortization                                                   1,335        1,322
    Deferred income taxes                                                             213          (34)
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable, net                                                      (19)         317
        Other current assets                                                          (11)          (4)
        Accrued interest                                                               45          235
        Accounts payable and other current liabilities                               (483)        (151)
    All other operating activities                                                   (115)         (38)
                                                                                  -------      -------
Net cash provided by operating activities                                           1,575        1,801
                                                                                  -------      -------
Cash flows from investing activities:
  Capital expenditures                                                             (2,235)      (1,280)
  Acquisitions and related costs                                                     (142)          (2)
  Increase in intangible assets                                                      (224)        (176)
  Decrease in other liabilities                                                      (209)        (134)
  All other investing activities                                                     (144)         743
                                                                                  -------      -------
Net cash used in investing activities                                              (2,954)        (849)
                                                                                  -------      -------
Cash flows from financing activities:
  Principal borrowings (repayments) on debt, net                                    1,271          (22)
  Common stock issuance                                                                71           14
  Distributions on mandatorily redeemable and other preferred securities
     and dividends paid on other equity securities                                    (16)         (24)
  Dividends paid on MCI group stock                                                    --          (71)
                                                                                  -------      -------
Net cash provided by (used in) financing activities                                 1,326         (103)
Effect of exchange rate changes on cash                                                (4)           2
                                                                                  -------      -------
Net increase (decrease) in cash and cash equivalents                                  (57)         851
Cash and cash equivalents at beginning of period                                      545        1,416
                                                                                  -------      -------
Cash and cash equivalents at end of period                                        $   488      $ 2,267
                                                                                  =======      =======

        The accompanying notes are an integral part of these statements.

                         WORLDCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) GENERAL

The consolidated financial statements included herein, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(B)  EARNINGS PER SHARE

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the WorldCom group and the MCI group for the three months ended March 31, 2001 and 2002 (in millions, except per share data):

                                                                               2001(1)      2002
                                                                               -------     -------
                        WORLDCOM GROUP STOCK
                        --------------------
BASIC
-----
Income attributed to WorldCom group ......................................     $   548     $   226
Distributions on mandatorily redeemable preferred securities
   and other preferred dividend requirements .............................          16          42
                                                                               -------     -------
Net income attributed to WorldCom group ..................................     $   532     $   184
                                                                               =======     =======
Weighted-average shares of WorldCom group stock outstanding ..............       2,885       2,962
                                                                               =======     =======
Basic earnings per share attributed to WorldCom group stock ..............     $  0.18     $  0.06
                                                                               =======     =======
DILUTED
-------
Net income attributed to WorldCom group ..................................     $   532     $   184
                                                                               =======     =======
Weighted-average shares of WorldCom group stock outstanding ..............       2,885       2,962
WorldCom group stock equivalents .........................................          12           1
WorldCom group stock issuable upon conversion of preferred stock .........           2          --
                                                                               -------     -------
Diluted shares of WorldCom group stock outstanding .......................       2,899       2,963
                                                                               =======     =======
Diluted earnings per share attributed to WorldCom group stock ............     $  0.18     $  0.06
                                                                               =======     =======

                        MCI GROUP STOCK
                        ---------------
BASIC AND DILUTED
-----------------
Net income (loss) attributed to MCI group ................................     $    62     $   (54)
                                                                               =======     =======
Basic and diluted MCI group shares outstanding ...........................         115         118
                                                                               =======     =======
Basic and diluted earnings (loss) per share attributed to MCI group stock      $  0.54     $ (0.46)
                                                                               =======     =======

 (1) In June 2001, we completed a recapitalization whereby each share of WorldCom stock was changed into one share of WorldCom group stock and 1/25 of a share of MCI group stock. The weighted-average shares outstanding and attributed earnings per share information for periods prior to June 7, 2001 above is pro forma and assumes the recapitalization occurred at the beginning of 2001 and the WorldCom group stock and MCI group stock existed for all periods presented.

(C) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid during the three months ended March 31, 2001 and 2002, amounted to $262 million and $220 million, respectively. We made income tax payments totaling $13 million and received a net refund of previously paid income taxes totaling $214 million during the three months ended March 31, 2001 and 2002, respectively. In conjunction with business combinations during the three months ended March 31, 2001 and 2002, assets acquired and liabilities assumed were as follows (in millions):

                                                           2001       2002
                                                          -----      -----
     Fair value of assets acquired ..................     $  13      $  21
     Excess of cost over net tangible assets acquired       142         12
     Liabilities assumed ............................       (13)       (31)
                                                          -----      -----
     Net cash paid ..................................     $ 142      $   2
                                                          =====      =====

(D)  COMPREHENSIVE INCOME

The following table reflects the calculation of our comprehensive income for the three months ended March 31, 2001 and 2002 (in millions):

                                                                            2001       2002
                                                                            -----      -----
Net income applicable to common shareholders ..........................     $ 594      $ 130
                                                                            -----      -----
Other comprehensive income (loss):
     Foreign currency translation losses ..............................      (172)       (84)
     Derivative financial instruments:
          Cumulative effect of adoption of SFAS 133 as of January 1,
            2001 ......................................................        28         --
          Reclassification of derivative financial instruments to
            current earnings ..........................................       (39)        --
          Change in fair value of derivative financial instruments ....        32         --
     Unrealized holding gains (losses):
          Unrealized holding gains (losses) during the period .........      (409)         6
          Reclassification adjustment for investment writeoffs included
               in net income ..........................................        --         81
          Reclassification adjustment for gains included in
               net income .............................................      (141)        --
                                                                            -----      -----
Other comprehensive income (loss) before tax ..........................      (701)         3
Income tax benefit (expense) ..........................................       207        (32)
                                                                            -----      -----
Other comprehensive loss ..............................................      (494)       (29)
                                                                            -----      -----
Comprehensive income applicable to common shareholders ................     $ 100      $ 101
                                                                            =====      =====

(E)  SEGMENT INFORMATION

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

The accounting policies of the segments are the same policies as those used by us in preparing our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2001. Information about our segments for the three months ended March 31, 2001 and 2002, is as follows (in millions):

                                                          REVENUES FROM        SELLING, GENERAL AND
                                                       EXTERNAL CUSTOMERS    ADMINISTRATIVE EXPENSES
                                                       -------------------   -----------------------
                                                        2001        2002         2001         2002
                                                       -------     -------     -------      -------
           Voice, data and Internet ..............     $ 4,493     $ 4,267     $   999      $   899
           International operations ..............         710         811         350          395
           Consumer ..............................       1,807       1,595         748          678
           Wholesale .............................         695         584         159          168
           Alternative channels and small business         695         525         293          276
           Dial-up Internet ......................         425         338         138          145
           Elimination of intergroup expenses ....          --          --         (90)         (85)
                                                       -------     -------     -------      -------
                Total ............................     $ 8,825     $ 8,120     $ 2,597      $ 2,476
                                                       =======     =======     =======      =======

See Note H for a reconciliation of the WorldCom group's and the MCI group's operating results to our consolidated results of operations.

(F)  CONTINGENCIES

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

REGULATION. We are subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Our subsidiaries must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects us to rate of return regulation, nor are we currently required to obtain FCC authorization for installation or operation of our network facilities used for domestic services, other than licenses for specific multichannel multipoint distribution services, wireless communications service and terrestrial microwave and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of our international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

In August 1996, the FCC established nationwide rules pursuant to the Telecommunications Act of 1996, or the Telecom Act, designed to encourage new entrants to compete in local service markets through interconnection with the traditional local phone companies, resale of traditional local phone companies' retail services, and use of individual and combinations of unbundled network elements, provided by the traditional local phone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue the rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that traditional local phone companies make specific unbundled network elements available to new entrants. The traditional local phone companies appealed the decision to the United States Court of Appeals for the D.C. Circuit. Oral argument was held March 7, 2002.

In its January 1999 decision, the Supreme Court remanded to the United States Court of Appeals for the Eighth Circuit various substantive questions concerning the FCC's rules for pricing unbundled network elements. In July

2000, the Eighth Circuit upheld the use of a forward-looking methodology but struck down the portion of the rule that calculates costs based on efficient technology and design choices. At the request of various parties, including us, the Supreme Court reviewed the Eighth Circuit's decision. On May 13, 2002, the Supreme Court upheld the FCC's pricing rules in their entirety, including the portion that calculates costs.

Numerous other issues related to the list of available unbundled network elements are under active consideration at the FCC or in the courts. In December 2001, the FCC began an examination of whether certain high capacity and broadband services offered by traditional phone companies were subject to sufficient competition such that they no longer needed to be regulated as "dominant". In February 2002, the FCC initiated a proceeding seeking to streamline and simplify the unbundled network element requirements imposed on traditional local phone companies in its "Triennial Review" of its local competition rules. In a separate proceeding, the FCC is examining whether broadband Internet access, or "DSL service" provided by traditional telephone companies should be treated as an information service and not subject to common carrier unbundling requirements. On March 7, 2002, the D.C. Circuit heard oral argument in a case that will determine whether traditional phone companies must unbundle the voice portion of a DSL connection. The FCC may begin to resolve these proceedings in the fourth quarter of 2002. If regulations are streamlined or removed, there are elements and combinations of elements upon which WorldCom relies to provide local services, broadband and advanced services that might no longer be required as a matter of federal regulation. Substantial reduction in unbundling requirements for traditional phone companies would also foreclose WorldCom's future range of options in provisioning local service to customers.

The Telecom Act requires traditional local phone companies to petition the FCC for permission to offer long distance services for each state within their region. Under section 271 of the Telecom Act, for these applications to be granted, the FCC must find, among other things, that the traditional phone company has demonstrated that it has satisfied a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional local phone company applications and it has granted eleven: Verizon's for New York, Massachusetts, Connecticut, Pennsylvania, Rhode Island, and Vermont and SBC's for Texas, Kansas, Oklahoma, Missouri and Arkansas. WorldCom and other competitive carriers appealed to the D.C. Circuit the approvals for Kansas, Oklahoma and Massachusetts. On December 28, 2001, the D.C. Circuit decided that the FCC had not adequately addressed whether the prices charged for leasing network elements by SBC in Kansas and Oklahoma create a price squeeze which violated the standards for SBC to gain long distance approval. Without vacating the approval, the D.C. Circuit remanded the case to the FCC for it to address the price squeeze issue. In the Massachusetts appeal, oral argument is scheduled for September 9, 2002. BellSouth has filed applications to offer long distance service for Georgia and Louisiana, and Verizon has filed applications for New Jersey and Maine. Other applications may be filed at any time. We have challenged, and will continue to challenge, any application that we believe does not satisfy the requirements of section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional local phone companies' operations support systems.

In addition, legislation has been introduced in Congress that would have the effect of allowing traditional local phone companies to offer in-region long distance data services without satisfying section 271 of the Telecom Act and/or of making it more difficult for competitors to resell incumbent local phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. This legislation passed the House of Representatives on February 27, 2002 and has been referred to the Senate Commerce Committee.

In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including us, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional local phone companies. Many of these public utility commission decisions were appealed by the traditional local phone companies and, since the FCC's order, many traditional local phone companies have filed new cases at the public utility commissions or in court. We petitioned for review of the FCC's order in the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings. In April 2001, the FCC issued an Order on Remand and Report and Order asserting jurisdiction over calls to Internet service providers and establishing a three-year transitional scheme of decreasing reciprocal compensation rates. We filed a petition for review of the FCC's order with the D.C. Circuit, and on May 3, 2002, the D.C. Circuit upheld our challenge and remanded the case to the FCC, ruling that the FCC's legal analysis was based on a flawed reading of the Telecom Act. The Court expressly declined to decide any of the remaining challenges to the transitional scheme, opting to wait until the FCC provided a sufficient legal basis in support of the conclusions it had reached in the Order. In the interim, however, because the Court apparently believed that there may be other legal basis for adopting the rules chosen here, it decided not to vacate the Order and instead left the FCC transitional scheme in place.

It is possible that spectrum rights held may be disrupted by FCC decisions to re-allocate some or all of that spectrum to other services. If this re-allocation were to occur, we cannot predict whether current deployment plans for our multi-channel multipoint distribution services will be sustainable.

LITIGATION. In November 2000, class action complaints were filed in the United States District Courts for the Southern District of Mississippi, the Southern District of New York, and the District of Columbia against WorldCom and some of our executive officers. All of these actions were consolidated in the Southern District of Mississippi on March 27, 2001, along with another purported class action lawsuit filed on behalf of individuals who purchased stock in Intermedia between September 5 and November 1, 2000, which action asserted substantially similar claims and alleges that after the announcement of the WorldCom-Intermedia merger, the price of Intermedia stock was tied to the price of WorldCom stock. On June 1, 2001, the plaintiffs filed a consolidated amended complaint. Among other things, the consolidated amended complaint alleged that statements regarding WorldCom's revenues, the integration of MCI, the success of UUNET Technologies, and the expansion of WorldCom's network were false; WorldCom's financial disclosures were false; and WorldCom's announcement of its "generation d" initiative was misleading. Based on these allegations, the consolidated amended complaint asserts claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20(a) of the Securities Exchange Act of 1934. The consolidated amended complaint seeks to certify a class of persons who purchased WorldCom shares between February 10, 2000 and November 1, 2000, inclusive; it does not assert separate claims on behalf of purchasers of Intermedia shares. On March 29, 2002, the district court granted the motion to dismiss the consolidated amended complaint filed by WorldCom and the individual defendants, and it entered final judgment dismissing the complaint with prejudice. On April 4, 2002, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. We believe that the consolidated amended complaint and the notice of appeal are without merit and will continue to defend them vigorously.

Complaints dated April 30, 2002 and May 3, 2002, purportedly made on behalf of a class of WorldCom shareholders, were filed in the United States District Court for the Southern District of New York. The complaints, which name as defendants WorldCom, various officers and directors, and our auditors, allege that the defendants failed to properly account for goodwill and other intangible assets in connection with numerous acquisitions. One of the actions also alleges pendent state law claims. We believe the factual allegations and legal claims asserted in these complaints are without merit and will defend them vigorously.

On March 18, 2002, a current and a former employee filed suit in the United States District Court for the Northern District of California against WorldCom and certain of its executive officers claiming that they breached their fiduciary duty under the Employee Retirement Income Security Act with respect to the administration of the WorldCom 401(k) Plan. Among other things, they allege that the defendants misrepresented and/or concealed WorldCom's revenue, cashflow, earnings and the reason(s) for its change in financial performance. They further allege that the defendants knowingly participated in and/or concealed these alleged acts or omissions while continuing to direct the purchase and retention of WorldCom stock by the WorldCom 401(k) Plan. The complaint seeks to certify a class of persons who participated in the WorldCom 401(k) Plan for the period of February 8, 2000 to November 1, 2000, and requests damages and other relief. We believe the factual allegations and legal claims asserted in the complaint are without merit and will defend them vigorously.

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

(G)  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", or SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The statement also includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Additionally, we made no revisions to the assigned useful lives of intangible assets that continue to be amortized. We are conducting impairment reviews of all intangible assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142. Based on our preliminary analyses, we estimate that as a result of the adoption of SFAS No. 142, we will reduce goodwill by $15 to $20 billion.

Our earnings and earnings per share information for the three months ended March 31, 2001, adjusted to exclude the after-tax effect of amortization of intangible assets with indefinite useful lives, is as follows (in millions, except per share amounts):


                                                WORLDCOM,     WORLDCOM          MCI
                                                  INC.         GROUP           GROUP
                                               -----------   ----------       --------
Net income - as reported ................          $594          $532          $    62
Add back the after-tax effect of:
     Goodwill amortization ..............           294           227               67
     Tradename amortization .............             4             4               --
     Other amortization .................             4             3                1
                                                   ----          ----          -------
Net income - adjusted ...................          $896          $766          $   130
                                                   ====          ====          =======

Earnings per common share:
   Basic and diluted income - as reported                       $0.18          $  0.54
   Goodwill amortization ................                        0.08             0.58
   Tradename amortization ...............                          --               --
   Other amortization ...................                          --             0.01
                                                                -----          -------
Basic and diluted income - adjusted .....                       $0.26          $  1.13
                                                                =====          =======

The components of our intangible assets are as follows (in millions):


                                             DECEMBER 31,   MARCH 31,
                                                2001          2002
                                              --------      --------
           Amortized intangible assets:
              Developed technology ......     $  1,700      $  1,700
              Other intangibles .........        4,298         4,557
                                              --------      --------
                                                 5,998         6,257
           Accumulated amortization .....       (1,874)       (2,085)
                                              --------      --------
                                              $  4,124      $  4,172
                                              ========      ========
           Unamortized intangible assets:
              Goodwill ..................     $ 44,973      $ 44,995
              Tradenames ................        1,023         1,023
              Other .....................          417           417
                                              --------      --------
                                              $ 46,413      $ 46,435
                                              ========      ========


Depreciation and amortization expense for the net carrying amount of intangible assets, primarily software development, as of March 31, 2002 is estimated to be $856 million in 2002, $911 million in 2003, $860 million in 2004, $752 million in 2005 and $419 million in 2006.

(H)  CONSOLIDATING INFORMATION

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

                           CONSOLIDATING BALANCE SHEET
                                  (IN MILLIONS)


                                                                             AT DECEMBER 31, 2001
                                                              -------------------------------------------------
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

                           CONSOLIDATING BALANCE SHEET
                                  (IN MILLIONS)


                                                                           AT MARCH 31, 2002
                                                            -------------------------------------------------
                                                             WORLDCOM       MCI
                                                               GROUP        GROUP   ELIMINATIONS(1)  WORLDCOM
                                                             --------     --------  ---------------  --------
       Current assets                                        $  8,782     $  1,835     $   (921)     $  9,696
       Property and equipment, net                             37,222        1,933           --        39,155
       Goodwill and other intangibles                          40,805        9,802           --        50,607
       Other assets                                             5,154          167         (976)        4,345
                                                             --------     --------     --------      --------
          Total assets                                       $ 91,963     $ 13,737     $ (1,897)     $103,803
                                                             ========     ========     ========      ========

       Current liabilities                                   $  6,594     $  4,291     $   (921)     $  9,964
       Long-term debt                                          23,804        5,496           --        29,300
       Noncurrent liabilities                                   3,713        1,833         (976)        4,570
       Minority interests                                          52           --           --            52
       Company obligated mandatorily redeemable
          preferred securities                                  2,011           --           --         2,011
       Shareholders' investment                                55,789        2,117           --        57,906
                                                             --------     --------     --------      --------
          Total liabilities and shareholders' investment     $ 91,963     $ 13,737     $ (1,897)     $103,803
                                                             ========     ========     ========      ========


      (1) Represents the elimination of intergroup receivables and payables associated with other intergroup allocations between the WorldCom group and the MCI group. The WorldCom group had a net receivable from the MCI group (and the MCI group had a corresponding net payable to the WorldCom group) of $1.9 billion, of which $921 million was classified as current with the remainder classified as long-term.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                  (IN MILLIONS)


                                                                        THREE MONTHS ENDED MARCH 31, 2001
                                                                 ----------------------------------------------
                                                                 WORLDCOM      MCI
                                                                  GROUP        GROUP    ELIMINATIONS   WORLDCOM
                                                                 -------      -------   ------------   --------
Revenues                                                         $ 5,203      $ 3,622      $    --      $ 8,825
                                                                 -------      -------      -------      -------
Operating expenses:
     Line costs:
         Attributed costs (1)                                      1,963        1,733           --        3,696
         Intergroup allocated expenses (2)                            24           93         (117)          --
     Selling, general and administrative:
         Attributed costs (1)                                        774          935          888        2,597
         Shared corporate services (3)                               575          313         (888)          --
         Other intergroup allocated expenses (4)                      --           90          (90)          --
     Depreciation and amortization:
         Attributed costs (1)                                      1,084          251           --        1,335
         Intergroup allocated expenses (5)                          (183)         (24)         207           --
                                                                 -------      -------      -------      -------
Total                                                              4,237        3,391           --        7,628
                                                                 -------      -------      -------      -------
Operating income                                                     966          231           --        1,197
Interest expense                                                    (179)        (126)          --         (305)
Miscellaneous income                                                 100           --           --          100
                                                                 -------      -------      -------      -------
Income before income taxes and minority interests                    887          105           --          992
Provision for income taxes                                           339           43           --          382
                                                                 -------      -------      -------      -------
Income before minority interests                                     548           62           --          610
Minority interests                                                    --           --           --           --
                                                                 -------      -------      -------      -------
Net income before distributions on mandatorily
     redeemable preferred securities                                 548           62           --          610
Distributions on mandatorily redeemable preferred securities
     and other preferred dividend requirements                        16           --           --           16
                                                                 -------      -------      -------      -------
Net income                                                       $   532      $    62      $    --      $   594
                                                                 =======      =======      =======      =======


(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.
(2) The WorldCom group was allocated $24 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $93 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.
(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting and tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $575 million and $313 million, respectively.
(4) The MCI group was allocated $83 million of costs related to its use of buildings, furniture and fixtures and $7 million for use of the MCI tradenames, which assets have been attributed to the WorldCom group.
(5) A credit of $176 million and $24 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group. Additionally, a credit of $7 million to amortization expense has been recorded by the WorldCom group to reflect the charge to the MCI group for use of the MCI tradenames.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                  (IN MILLIONS)


                                                                        THREE MONTHS ENDED MARCH 31, 2002
                                                                 ----------------------------------------------
                                                                 WORLDCOM      MCI
                                                                  GROUP        GROUP    ELIMINATIONS   WORLDCOM
                                                                 -------      -------   ------------   --------
Revenues                                                         $ 5,078      $ 3,042      $    --      $ 8,120
                                                                 -------      -------      -------      -------
Operating expenses:
     Line costs:
         Attributed costs (1)                                      1,999        1,480           --        3,479
         Intergroup allocated expenses (2)                            21           91         (112)          --
     Selling, general and administrative:
         Attributed costs (1)                                        829          787          860        2,476
         Shared corporate services (3)                               465          395         (860)          --
         Other intergroup allocated expenses (4)                      --           85          (85)          --
     Depreciation and amortization:
         Attributed costs (1)                                      1,132          190           --        1,322
         Intergroup allocated expenses (5)                          (176)         (21)         197           --
                                                                 -------      -------      -------      -------
Total                                                              4,270        3,007           --        7,277
                                                                 -------      -------      -------      -------
Operating income                                                     808           35           --          843
Interest expense                                                    (327)        (120)          --         (447)
Miscellaneous expense                                               (156)          --           --         (156)
                                                                 -------      -------      -------      -------
Income (loss) before income taxes and minority interests             325          (85)          --          240
Provision for income taxes                                           117          (31)          --           86
                                                                 -------      -------      -------      -------
Income (loss) before minority interests                              208          (54)          --          154
Minority interests                                                    18           --           --           18
                                                                 -------      -------      -------      -------
Net (loss) income before distributions on mandatorily
     redeemable preferred securities                                 226          (54)          --          172
Distributions on mandatorily redeemable preferred securities
     and other preferred dividend requirements                        42           --           --           42
                                                                 -------      -------      -------      -------
Net income (loss)                                                $   184      $   (54)     $    --      $   130
                                                                 =======      =======      =======      =======


(1) Attributed costs represent costs directly incurred by or attributed to the WorldCom group and the MCI group and do not include any intergroup allocations.
(2) The WorldCom group was allocated $21 million for its usage of our business voice switches, which have been attributed to the MCI group, and the MCI group was allocated $91 million for its usage of our fiber optic systems, which have been attributed to the WorldCom group.
(3) Our shared corporate services (such as executive management, human resources, legal, regulatory, accounting and tax, treasury, strategic planning and information systems support) have been allocated to the WorldCom group and the MCI group in the amounts of $465 million and $395 million, respectively.
(4) The MCI group was allocated $85 million of costs related to its use of buildings, furniture and fixtures which assets have been attributed to the WorldCom group.
(5) A credit of $176 million and $21 million to depreciation expense has been recorded by the WorldCom group and the MCI group, respectively, to reflect the allocation of a portion of the applicable costs for the use by the WorldCom group of the business voice switches attributed to the MCI group, and the proportionate use by the MCI group of the fiber optic systems and buildings, furniture and fixtures attributed to the WorldCom group.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                  THREE MONTHS ENDED MARCH 31, 2001
                                                             -----------------------------------------
                                                             WORLDCOM     MCI
                                                              GROUP       GROUP  ELIMINATIONS WORLDCOM
                                                             -------     ------- ------------ --------
Cash flows from operating activities:
Net income                                                   $   548      $    62      $--     $   610
Adjustments to reconcile net income to net cash provided
    by operating activities                                      667          298       --         965
                                                             -------      -------      ---     -------
    Net cash provided by operating activities                  1,215          360       --       1,575
                                                             -------      -------      ---     -------

Cash flows from investing activities:
Capital expenditures                                          (2,140)         (95)      --      (2,235)
Acquisitions and related costs                                  (142)          --       --        (142)
All other investing activities, net                             (276)        (301)      --        (577)
                                                             -------      -------      ---     -------
    Net cash used in investing activities                     (2,558)        (396)      --      (2,954)
                                                             -------      -------      ---     -------

Cash flows from financing activities:
Principal borrowings on debt, net                              1,271           --       --       1,271
Attributed stock activity of WorldCom, Inc.                       71           --       --          71
All other financing activities, net                              (31)          15       --         (16)
                                                             -------      -------      ---     -------
    Net cash provided by financing activities                  1,311           15       --       1,326
Effect of exchange rate changes on cash                           (4)          --       --          (4)
                                                             -------      -------      ---     -------
Net decrease in cash and cash equivalents                        (36)         (21)      --         (57)
Cash and cash equivalents beginning of period                    504           41       --         545
                                                             -------      -------      ---     -------
Cash and cash equivalents end of period                      $   468      $    20      $--     $   488
                                                             =======      =======      ===     =======

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)


                                                               THREE MONTHS ENDED MARCH 31, 2002
                                                           ------------------------------------------
                                                           WORLDCOM     MCI
                                                            GROUP       GROUP  ELIMINATIONS  WORLDCOM
                                                           -------     ------- ------------  --------
Cash flows from operating activities:
Net income (loss)                                          $   226      $   (54)     $--     $   172
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities                         1,366          263       --       1,629
                                                           -------      -------      ---     -------
    Net cash provided by operating activities                1,592          209       --       1,801
                                                           -------      -------      ---     -------

Cash flows from investing activities:
Capital expenditures                                        (1,250)         (30)      --      (1,280)
Acquisitions and related costs                                  (2)          --       --          (2)
All other investing activities, net                            536         (103)      --         433
                                                           -------      -------      ---     -------
    Net cash used in investing activities                     (716)        (133)      --        (849)
                                                           -------      -------      ---     -------

Cash flows from financing activities:
Principal repayments on debt, net                              (13)          (9)      --         (22)
Attributed stock activity of WorldCom, Inc.                     14           --       --          14
All other financing activities, net                            (24)         (71)      --         (95)
                                                           -------      -------      ---     -------
    Net cash used in financing activities                      (23)         (80)      --        (103)
Effect of exchange rate changes on cash                          2           --       --           2
                                                           -------      -------      ---     -------
Net increase (decrease) in cash and cash equivalents           855           (4)      --         851
Cash and cash equivalents beginning of period                1,409            7       --       1,416
                                                           -------      -------      ---     -------
Cash and cash equivalents end of period                    $ 2,264      $     3      $--     $ 2,267
                                                           =======      =======      ===     =======

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                             COMBINED BALANCE SHEETS
                                  (In Millions)


                                                                                         December 31,    March 31,
                                                                                             2001          2002
                                                                                           --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $  1,409      $  2,264
  Accounts receivable, net of allowance for bad debts of $693 in 2001 and $775 in 2002        3,734         3,521
  Deferred tax asset                                                                            241           222
  Other current assets                                                                        1,895         1,854
  Receivable from MCI group, net                                                                900           921
                                                                                           --------      --------
         Total current assets                                                                 8,179         8,782
                                                                                           --------      --------
Property and equipment:
  Transmission equipment                                                                     23,369        24,765
  Communications equipment                                                                    5,434         5,082
  Furniture, fixtures and other                                                              10,583        11,489
  Construction in progress                                                                    5,576         4,897
                                                                                           --------      --------
                                                                                             44,962        46,233
  Accumulated depreciation                                                                   (8,170)       (9,011)
                                                                                           --------      --------
                                                                                             36,792        37,222
                                                                                           --------      --------
Goodwill and other intangible assets                                                         40,818        40,805
Long-term receivable from MCI group, net                                                        976           976
Other assets                                                                                  5,136         4,178
                                                                                           --------      --------
                                                                                           $ 91,901      $ 91,963
                                                                                           ========      ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term debt and current maturities of long-term debt                                 $    172      $    858
  Accrued interest                                                                              507           733
  Accounts payable and accrued line costs                                                     2,751         2,557
  Other current liabilities                                                                   2,485         2,446
                                                                                           --------      --------
         Total current liabilities                                                            5,915         6,594
                                                                                           --------      --------
Long-term liabilities, less current portion:
  Long-term debt                                                                             24,533        23,804
  Deferred tax liability                                                                      3,196         3,204
  Other liabilities                                                                             546           509
                                                                                           --------      --------
         Total long-term liabilities                                                         28,275        27,517
                                                                                           --------      --------

Commitments and contingencies

Minority interests                                                                              101            52

Company obligated mandatorily redeemable and other preferred securities                       1,993         2,011

Allocated net worth                                                                          55,617        55,789
                                                                                           --------      --------
                                                                                           $ 91,901      $ 91,963
                                                                                           ========      ========

The accompanying notes are an integral part of these combined statements.

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF OPERATIONS
                                  (In Millions)


                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                                   ---------------------
                                                                                    2001          2002
                                                                                   -------      -------
Revenues                                                                           $ 5,203      $ 5,078
                                                                                   -------      -------
Operating expenses:
  Line costs                                                                         1,987        2,020
  Selling, general and administrative                                                1,349        1,294
  Depreciation and amortization                                                        901          956
                                                                                   -------      -------
        Total                                                                        4,237        4,270
                                                                                   -------      -------
Operating income                                                                       966          808
Other income (expense):
  Interest expense                                                                    (179)        (327)
  Miscellaneous                                                                        100         (156)
                                                                                   -------      -------
Income before income taxes and minority interests                                      887          325
Provision for income taxes                                                             339          117
                                                                                   -------      -------
Income before minority interests                                                       548          208
Minority interests                                                                      --           18
                                                                                   -------      -------
Net income before distributions on mandatorily redeemable preferred securities         548          226
Distributions on mandatorily redeemable preferred securities and other
    preferred dividend requirements                                                     16           42
                                                                                   -------      -------
Net income                                                                         $   532      $   184
                                                                                   =======      =======

The accompanying notes are an integral part of these combined statements.

            WORLDCOM GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF CASH FLOWS
                                  (In Millions)


                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                    --------------------
                                                                                     2001         2002
                                                                                    -------      -------
Cash flows from operating activities:
Net income before distributions on mandatorily redeemable preferred securities      $   548      $   226
Adjustments to reconcile net income before distributions on mandatorily redeemable preferred securities to net cash provided by operating activities:
    Minority interests                                                                   --          (18)
    Depreciation and amortization                                                       901          956
    Deferred income taxes                                                               207           (4)
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable, net                                                        (81)         227
        Receivable from MCI group, net                                                 (187)         (21)
        Accrued interest                                                                 41          226
        Accounts payable and other current liabilities                                  (16)          30
        Other current assets                                                            (83)           8
    All other operating activities                                                     (115)         (38)
                                                                                    -------      -------
Net cash provided by operating activities                                             1,215        1,592
                                                                                    -------      -------
Cash flows from investing activities:
  Capital expenditures                                                               (2,140)      (1,250)
  Acquisitions and related costs                                                       (142)          (2)
  Increase in intangible assets                                                        (106)        (116)
  Decrease in other liabilities                                                        (121)        (131)
  All other investing activities                                                        (49)         783
                                                                                    -------      -------
Net cash used in investing activities                                                (2,558)        (716)
                                                                                    -------      -------
Cash flows from financing activities:
  Principal borrowings (repayments) on debt, net                                      1,271          (13)
  Attributed stock activity of WorldCom, Inc.                                            71           14
  Distributions on mandatorily redeemable and other preferred securities
     and dividends paid on other equity securities                                      (16)         (24)
  Advances to MCI group, net                                                            (15)          --
                                                                                    -------      -------
Net cash provided by (used in) financing activities                                   1,311          (23)
Effect of exchange rate changes on cash                                                  (4)           2
                                                                                    -------      -------
Net increase (decrease) in cash and cash equivalents                                    (36)         855
Cash and cash equivalents at beginning of period                                        504        1,409
                                                                                    -------      -------
Cash and cash equivalents at end of period                                          $   468      $ 2,264
                                                                                    =======      =======

The accompanying notes are an integral part of these combined statements.

            WORLDCOM GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(A) GENERAL

The combined financial statements included herein for the WorldCom group (an integrated business of WorldCom, Inc.), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the combined financial statements of the WorldCom group reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(B) EARNINGS PER SHARE

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

(C)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the WorldCom group during the three months ended March 31, 2001 and 2002, amounted to $140 million and $109 million, respectively. The WorldCom group made income tax payments totaling $7 million and received a net refund of previously paid income taxes totaling $214 million during the three months ended March 31, 2001 and 2002, respectively. In conjunction with business combinations attributed to the WorldCom group during the three months ended March 31, 2001 and 2002, assets acquired and liabilities assumed were as follows (in millions):


                                                           2001       2002
                                                          -----      -----
     Fair value of assets acquired ..................     $  13      $  21
     Excess of cost over net tangible assets acquired       142         12
     Liabilities assumed ............................       (13)       (31)
                                                          -----      -----
     Net cash paid ..................................     $ 142      $   2
                                                          =====      =====

(D)  COMPREHENSIVE INCOME

The following table reflects the calculation of comprehensive income attributed to the WorldCom group for the three months ended March 31, 2001 and 2002 (in millions):

                                                                              2001        2002
                                                                              -----      -----
Net income ..............................................................     $ 532      $ 184
                                                                              -----      -----
Other comprehensive income (loss):
     Foreign currency translation losses ................................      (172)       (84)
     Derivative financial instruments:
          Cumulative effect of adoption of SFAS 133 as of January 1, 2001        28         --
          Reclassification of derivative financial instruments to current
             earnings ...................................................       (39)        --
          Change in fair value of derivative financial instruments ......        32         --
     Unrealized holding gains (losses):
          Unrealized holding gains (losses) during the period ...........      (409)         6
          Reclassification adjustment for investment writeoffs
              included in net income ....................................        --         81

                                                                              2001        2002
                                                                              -----      -----
          Reclassification adjustment for gains included in net income ..      (141)        --
                                                                              -----      -----
Other comprehensive income (loss) before tax ............................      (701)         3
Income tax benefit (expense) ............................................       207        (32)
                                                                              -----      -----
Other comprehensive loss ................................................      (494)       (29)
                                                                              -----      -----
Comprehensive income ....................................................     $  38      $ 155
                                                                              =====      =====

(E)  SEGMENT INFORMATION

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

The accounting policies of the segments are the same policies as those used by the WorldCom group in preparing its combined financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2001. Information about the WorldCom group's segments for the three months ended March 31, 2001 and 2002, is as follows (in millions):


                                           REVENUES FROM       SELLING, GENERAL AND
                                         EXTERNAL CUSTOMERS   ADMINISTRATIVE EXPENSES
                                         ------------------   -----------------------
                                           2001       2002       2001       2002
                                          ------     ------     ------     ------
           Voice, data and Internet ..    $4,493     $4,267     $  999     $  899
           International operations ..       710        811        350        395
                                          ------     ------     ------     ------
                Total ................    $5,203     $5,078     $1,349     $1,294
                                          ======     ======     ======     ======

The following is a reconciliation of the segment information to income before income taxes and minority interests for the three months ended March 31, 2001 and 2002 (in millions):


                                                         2001          2002
                                                        -------      -------
  Revenues ........................................     $ 5,203      $ 5,078
  Operating expenses ..............................       4,237        4,270
                                                        -------      -------
  Operating income ................................         966          808
  Other income (expense):
       Interest expense ...........................        (179)        (327)
       Miscellaneous ..............................         100         (156)
                                                        -------      -------
  Income before income taxes and minority interests     $   887      $   325
                                                        =======      =======

(F) CONTINGENCIES

The WorldCom group's shareholders are subject to all of the risks related to an investment in WorldCom and the WorldCom group, including the effects of any legal proceedings and claims against the MCI group. See Note F to our interim consolidated financial statements for information related to our contingencies.

(G)  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The statement also includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Additionally, we made no revisions to the assigned useful lives of intangible assets that continue to be amortized. We are conducting impairment reviews of all intangible assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142. Based on our preliminary analyses, we estimate that as a result of the adoption of SFAS No. 142 we will reduce goodwill by $15 to $20 billion.

Our earnings attributed to the WorldCom group for the three months ended March 31, 2001, adjusted to exclude the after-tax effect of amortization of intangible assets with indefinite useful lives, is as follows (in millions):


                                                        WORLDCOM
                                                          GROUP
                                                        --------
                Net income - as reported ........          $532
                Add back the after-tax effect of:
                   Goodwill amortization ........           227
                   Tradename amortization .......             4
                   Other amortization ...........             3
                                                           ----
                Net income - adjusted ...........          $766
                                                           ====

The components of intangible assets attributed to the WorldCom group are as follows (in millions):


                                            DECEMBER 31,    MARCH 31,
                                                2001          2002
                                              --------      --------
           Amortized intangible assets:
              Developed technology ......     $  1,190      $  1,190
              Other intangibles .........        3,014         3,125
                                              --------      --------
                                                 4,204         4,315
           Accumulated amortization .....       (1,324)       (1,470)
                                              --------      --------
                                              $  2,880      $  2,845
                                              ========      ========
           Unamortized intangible assets:
              Goodwill ..................     $ 36,632      $ 36,654
              Tradenames ................        1,023         1,023
              Other .....................          283           283
                                              --------      --------
                                              $ 37,938      $ 37,960
                                              ========      ========

Depreciation and amortization expense for the net carrying amount of intangible assets attributed to the WorldCom group, primarily software development, as of March 31, 2002 is estimated to be $600 million in 2002, $637 million in 2003, $602 million in 2004, $529 million in 2005 and $305 million in 2006.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                             COMBINED BALANCE SHEETS
                                  (In Millions)


                                                                                         December 31,    March 31,
                                                                                             2001          2002
                                                                                           --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $      7      $      3
  Accounts receivable, net of allowance for bad debts of $393 in 2001 and $440 in 2002        1,574         1,484
  Deferred tax asset                                                                             10            --
  Other current assets                                                                          335           348
                                                                                           --------      --------
         Total current assets                                                                 1,926         1,835
                                                                                           --------      --------
Property and equipment:
  Transmission equipment                                                                        445           454
  Communications equipment                                                                    2,444         2,513
  Furniture, fixtures and other                                                                 680           682
  Construction in progress                                                                      130            80
                                                                                           --------      --------
                                                                                              3,699         3,729
  Accumulated depreciation                                                                   (1,682)       (1,796)
                                                                                           --------      --------
                                                                                              2,017         1,933
                                                                                           --------      --------
Goodwill and other intangible assets                                                          9,719         9,802
Other assets                                                                                    227           167
                                                                                           --------      --------
                                                                                           $ 13,889      $ 13,737
                                                                                           ========      ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Payable to WorldCom group, net                                                           $    900      $    921
  Accrued interest                                                                              111           120
  Accounts payable and accrued line costs                                                     2,093         2,055
  Other current liabilities                                                                   1,091         1,195
                                                                                           --------      --------
         Total current liabilities                                                            4,195         4,291
                                                                                           --------      --------
Long-term liabilities, less current portion:
  Long-term debt                                                                              5,505         5,496
  Long-term payable to WorldCom group, net                                                      976           976
  Deferred tax liability                                                                        870           830
  Other liabilities                                                                              30            27
                                                                                           --------      --------
         Total long-term liabilities                                                          7,381         7,329
                                                                                           --------      --------

Commitments and contingencies

Allocated net worth                                                                           2,313         2,117
                                                                                           --------      --------
                                                                                           $ 13,889      $ 13,737
                                                                                           ========      ========


The accompanying notes are an integral part of these combined statements.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF OPERATIONS
                                  (In Millions)


                                        For the Three Months Ended
                                               March 31,
                                          --------------------
                                            2001         2002
                                          -------      -------
Revenues                                  $ 3,622      $ 3,042
                                          -------      -------

Operating expenses:
  Line costs                                1,826        1,571
  Selling, general and administrative       1,338        1,267
  Depreciation and amortization               227          169
                                          -------      -------
        Total                               3,391        3,007
                                          -------      -------
Operating income                              231           35
Other expense:
  Interest expense                           (126)        (120)
                                          -------      -------
Income (loss) before income taxes             105          (85)
Income tax expense (benefit)                   43          (31)
                                          -------      -------
Net income (loss)                         $    62      $   (54)
                                          =======      =======

The accompanying notes are an integral part of these combined statements.

              MCI GROUP (an integrated business of WorldCom, Inc.)
                        COMBINED STATEMENTS OF CASH FLOWS
                                  (In Millions)


                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                                  ----------------
                                                                                   2001       2002
                                                                                  -----      -----
Cash flows from operating activities:
Net income (loss)                                                                 $  62      $ (54)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                   227        169
    Deferred income taxes                                                             6        (30)
    Change in assets and liabilities, net of effect of business combinations:
        Accounts receivable, net                                                     62         90
        Other current assets                                                         72        (12)
        Accrued interest                                                              4          9
        Accounts payable and other current liabilities                             (260)        16
       Payable to WorldCom group, net                                               187         21
                                                                                  -----      -----
Net cash provided by operating activities                                           360        209
                                                                                  -----      -----
Cash flows from investing activities:
  Capital expenditures                                                              (95)       (30)
  Increase in intangible assets                                                    (118)       (60)
  Decrease in other liabilities                                                     (88)        (3)
  All other investing activities                                                    (95)       (40)
                                                                                  -----      -----
Net cash used in investing activities                                              (396)      (133)
                                                                                  -----      -----
Cash flows from financing activities:
  Principal repayments on debt, net                                                  --         (9)
  Dividends paid on MCI group common stock                                           --        (71)
  Advances from WorldCom group, net                                                  15         --
                                                                                  -----      -----
Net cash provided by (used in) financing activities                                  15        (80)
                                                                                  -----      -----

Net decrease in cash and cash equivalents                                           (21)        (4)
Cash and cash equivalents at beginning of period                                     41          7
                                                                                  -----      -----
Cash and cash equivalents at end of period                                        $  20      $   3
                                                                                  =====      =====

The accompanying notes are an integral part of these combined statements.

              MCI GROUP (AN INTEGRATED BUSINESS OF WORLDCOM, INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(A) GENERAL

The combined financial statements included herein for the MCI group (an integrated business of WorldCom, Inc.), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the combined financial statements of the MCI group reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(B)  EARNINGS PER SHARE

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

(C)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid by the MCI group during the three months ended March 31, 2001 and 2002, amounted to $122 million and $111 million, respectively. Income taxes paid, net of refunds received, during the three months ended March 31, 2001 totaled $6 million. No income taxes were paid during the three months ended March 31, 2002.

(D) SEGMENT INFORMATION

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

The accounting policies of the segments are the same policies as those used by the MCI group in preparing its combined financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2001. Information about the MCI group's segments for the three months ended March 31, 2001 and 2002, is as follows (in millions):


                                                         REVENUES FROM     SELLING, GENERAL AND
                                                      EXTERNAL CUSTOMERS  ADMINISTRATIVE EXPENSES
                                                      ------------------  -----------------------
                                                        2001       2002       2001       2002
                                                       ------     ------     ------     ------
           Consumer ..............................     $1,807     $1,595     $  748     $  678
           Wholesale .............................        695        584        159        168
           Alternative channels and small business        695        525        293        276
           Dial-up Internet ......................        425        338        138        145
                                                       ------     ------     ------     ------
                Total ............................     $3,622     $3,042     $1,338     $1,267
                                                       ======     ======     ======     ======

The following is a reconciliation of the segment information to income (loss) before income taxes for the three months ended March 31, 2001 and 2002 (in millions):


                                                 2001             2002
                                                -------         -------
       Revenues ........................        $ 3,622         $ 3,042
       Operating expenses ..............          3,391           3,007
                                                -------         -------
       Operating income ................            231              35
       Other income (expense):
            Interest expense ...........           (126)           (120)
                                                -------         -------
       Income (loss) before income taxes        $   105         $   (85)
                                                =======         =======

(E) CONTINGENCIES

The MCI group's shareholders are subject to all of the risks related to an investment in WorldCom and the MCI group, including the effects of any legal proceedings and claims against the WorldCom group. See Note F to our interim consolidated financial statements for information related to our contingencies.

(F) GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The statement also includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Additionally, we made no revisions to the assigned useful lives of intangible assets that continue to be amortized. We are conducting impairment reviews of all intangible assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142. Based on our preliminary analyses, we estimate that as a result of the adoption of SFAS No. 142 we will reduce goodwill by $15 to $20 billion.

Our earnings attributed to the MCI group for the three months ended March 31, 2001, adjusted to exclude the after-tax effect of amortization of intangible assets with indefinite useful lives, is as follows (in millions):


                                                           MCI
                                                          GROUP
                                                        ---------
                 Net income - as reported ........        $ 62
                 Add back the after-tax effect of:
                    Goodwill amortization ........          67
                    Other amortization ...........           1
                                                          ----
                 Net income - adjusted ...........        $130
                                                          ====

The components of intangible assets attributed to the MCI group are as follows (in millions):


                                             DECEMBER 31,   MARCH 31,
                                                2001          2002
                                               -------      -------
            Amortized intangible assets:
               Developed technology ......     $   510      $   510
               Other intangibles .........       1,284        1,432
                                               -------      -------
                                                 1,794        1,942
            Accumulated amortization .....        (550)        (615)
                                               -------      -------
                                               $ 1,244      $ 1,327
                                               =======      =======
            Unamortized intangible assets:
               Goodwill ..................     $ 8,341      $ 8,341
               Other .....................         134          134
                                               -------      -------
                                               $ 8,475      $ 8,475
                                               =======      =======


Depreciation and amortization expense for the net carrying amount of intangible assets attributed to the MCI group, primarily software development, as of March 31, 2002 is estimated to be $256 million in 2002, $274 million in 2003, $258 million in 2004, $223 million in 2005 and $114 million in 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our common stock consists of two separately traded tracking stocks: WorldCom group stock, which is intended to reflect the performance of our data, Internet, international and commercial voice businesses; and MCI group stock, which is intended to reflect the performance of our consumer, small business, wholesale long distance voice and data, wireless messaging and dial-up Internet access businesses.

Through the businesses that we have aligned as the WorldCom group, which have an extensive, advanced facilities-based global communications network, we provide a broad range of integrated communications and managed network services to both U.S. and non-U.S. based corporations. Offerings include data services such as frame relay, asynchronous transfer mode and Internet protocol networks; Internet related services, including dedicated access, virtual private networks, digital subscriber lines, web centers encompassing application and server hosting and managed data services; commercial voice services; and international communications services.

Through the businesses that we have aligned as the MCI group, we provide a broad range of retail and wholesale communications services, including long distance voice and data communications, consumer local voice communications, wireless messaging, private line services and dial-up Internet access services. Our retail services are provided to consumers and small businesses in the United States. We are the second largest carrier of long distance telecommunications services in the United States. Our services include: basic long distance telephone service, dial around, collect calling, operator assistance and calling card services (including prepaid calling cards) and toll free or 800 services. We offer these services individually and in combinations. Through combined offerings, we provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans. Our wholesale businesses include wholesale voice and data services provided to carrier customers and other resellers and dial-up Internet access services.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

      (i) any statements contained or incorporated herein regarding possible or assumed future results of operations of WorldCom's business, pricing trends, anticipated benefits from The Neighborhood, our credit facilities or receivables purchase program, the sufficiency of our liquidity and cash flow, the markets for WorldCom's services and products, anticipated capital expenditures, regulatory developments or competition;

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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

      o     economic uncertainty;

      o     the effects of vigorous competition, including price compression;

      o risks associated with debt service requirements and our financial leverage;

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

      o     the ongoing war on terrorism; and

      o other risks referenced from time to time in WorldCom's filings with the SEC.

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

The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2001 and 2002. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes thereto of each of the WorldCom group and the MCI group contained herein.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our statements of operations as a percentage of revenues:


                                                                   FOR THE THREE
                                                                      MONTHS
                                                                  ENDED MARCH 31,
                                                                 ----------------
                                                                  2001      2002
                                                                 ------    ------
Revenues ...................................................      100.0%    200.0%
Line costs .................................................       41.9      42.8
Selling, general and administrative ........................       29.4      30.5
Depreciation and amortization ..............................       15.1      16.3
                                                                 ------    ------
Operating income ...........................................       13.6      10.4
Other income (expense):
     Interest expense ......................................       (3.5)     (5.5)
     Miscellaneous .........................................        1.1      (1.9)
                                                                 ------    ------
Income before income taxes and minority interests ..........       11.2       3.0
Provision for income taxes .................................        4.3       1.1
                                                                 ------    ------
Income before minority interests ...........................        6.9       1.9
Minority interests .........................................       --         0.2
                                                                 ------    ------
Net income .................................................        6.9       2.1
Distributions on mandatorily redeemable preferred securities
     and other preferred dividend requirements .............        0.2       0.5
                                                                 ------    ------
Net income applicable to common shareholders ...............        6.7%      1.6%
                                                                 ======    ======

THREE MONTHS ENDED MARCH 31, 2001 VS.
     THREE MONTHS ENDED MARCH 31, 2002

For the three months ended March 31, 2001 and 2002, our revenues were as follows (dollars in millions):


                                    2001                   2002
                             -------------------    -------------------
                                         PERCENT                PERCENT
                                $        OF TOTAL     $         OF TOTAL
                             ------      -------    ------      -------
          WorldCom group     $5,203         59.0%   $5,078         62.5%
          MCI group ....      3,622         41.0     3,042         37.5
                             ------      -------    ------      -------
                             $8,825        100.0%   $8,120        100.0%
                             ======      =======    ======      =======


Actual reported revenues by category for the three months ended March 31, 2001 and 2002 reflect the following changes by category (dollars in millions):


                                                                       PERCENT
                                                   2001       2002      CHANGE
                                                  ------     ------    ---------
  COMMERCIAL SERVICES REVENUES
    Voice ...................................     $1,726     $1,518      (12.1)
    Data ....................................      2,045      1,963       (4.0)
    International ...........................        710        811       14.2
    Internet ................................        722        786        8.9
                                                  ------     ------
  TOTAL COMMERCIAL SERVICES REVENUES ........      5,203      5,078       (2.4)
    Consumer ................................      1,807      1,595      (11.7)
    Wholesale ...............................        695        584      (16.0)
    Alternative channels and small business .        695        525      (24.5)
    Dial-up Internet ........................        425        338      (20.5)
                                                  ------     ------
  TOTAL .....................................     $8,825     $8,120       (8.0)
                                                  ======     ======

Commercial services revenues, which include the revenues generated from commercial voice, data, international and Internet services, for the first quarter of 2002 were $5.1 billion versus $5.2 billion for the first quarter of 2001. The decrease reflects the current economic conditions as well as continued overall price compression in the marketplace.

Voice revenues for the first quarter of 2002 decreased 12.1% over the prior year period and traffic decreased 2.5%. Price compression for long distance business voice services drove this decline while wireless and local voice services reflected a modest increase of 4.0% to $482 million. Price compression on voice revenues is expected to continue for the near term, which will negatively affect revenue growth in this area.

Data revenues for the first quarter of 2002 decreased 4.0% over the prior year period. The decrease was driven by customer data network reductions resulting from economic restraints which caused many companies to not only reduce their capital spending but to also reduce their network requirements or groom their network into more cost effective alternatives. While we continue to add new sales to our customer base, the customer downsizing noted above outpaced new sales in the first quarter of 2002. Data includes both commercial long distance and local dedicated bandwidth sales.

International revenues for the first quarter of 2002 increased 14.2% to $811 million versus $710 million, for the first quarter of 2001. Geographically, Europe grew 18.3% and Asia Pacific and other areas grew 6.6% for the first quarter of 2002. These increases were partially offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $22 million in the first quarter of 2002. Our international business continues to experience significant price pressure on its products as we continue to penetrate the retail markets and wholesale continues to represent a large portion of international revenues.

Internet revenues for the first quarter of 2002 increased 8.9% over the prior year period. The increase included $34 million of Digex revenues, after intercompany eliminations, as a result of our merger with Intermedia in July 2001. While less of an impact than data, customer network grooming on Internet networks partially offset new customer growth in the first quarter of 2002. Our Internet protocol virtual private network product, or IP-VPN, continued to show improvement during the first quarter of 2002. This new product has grown to approximately $120 million in annualized revenue. We have recently signed several large customer contracts for IP-VPN services and these customers, combined with overall market acceptance of this product, should continue to drive growth in this product. Despite this, IP-VPNs have not yet achieved a size or scale to overcome the attrition on our remote access product. Our legacy x.25 remote access product is supported by more mature technologies and our customers are migrating their services to more cost effective alternatives, such as IP-VPN. Excluding the revenues from the legacy x.25 product, Internet revenues grew 25%. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

Consumer revenues for the first quarter of 2002 decreased 11.7% over the prior year period. The majority of this decrease is attributed to decreases in calling card, dial around and dial-1 revenues as a result of consumers' continued substitution of wire line services with wireless and e-mail. Our consumer local initiatives continue to perform well as consumer local revenues increased over 108% for the first quarter of 2002. In an effort to align our product offerings with consumer needs and increase our marketshare, we launched The Neighborhood built by MCIsm in the second quarter of 2002. The Neighborhood is a new nationwide telecommunications business which unifies local and long distance services. The Neighborhood is currently available in 32 states and is expected to eventually reach more than 50 million households. The brand's flagship offering, Neighborhood Complete, provides unlimited calling within the U.S., whether across the street or across the country. It also provides a complete suite of calling and messaging features from one company, on one bill for one fixed monthly price. We believe that The Neighborhood will attract incremental revenue from existing customers as well as new revenues from new customers. While this product is in its early marketing stages, we believe we will begin to see the benefits from The Neighborhood as early as the second half of 2002.

Wholesale revenues for the first quarter of 2002 decreased 16.0% over the prior year period. The wholesale market continues to be extremely price competitive, although the average rate per minute has been relatively stable since the second quarter of 2001.

Alternative channels and small business revenues for the three months ended March 31, 2002 decreased 24.5% over the prior year period. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. The decrease is attributed to pricing pressures in the wholesale alternative channels and small business markets which negatively affected revenue growth and gross margins in this area.

Dial-up Internet revenues for the three months ended March 31, 2002 decreased 20.5% over the prior year amount. Our dial access network has grown 7.5% to approximately 3.2 million modems as of March 31, 2002, compared with the prior year period. However, Internet connect hours decreased 7.2% to 1.8 billion hours for the first quarter of 2002 versus the prior year period. The decrease in dial-up Internet revenues is attributed to pricing pressure resulting from the impact of volume discounts and off-net traffic, which lowered average revenue per hour by approximately 14% for the first quarter of 2002 versus the prior year period.

LINE COSTS. For the three months ended March 31, 2001 and 2002, our line costs were as follows (dollars in millions):


                                      2001                      2002
                              --------------------      ----------------------
                                           PERCENT                    PERCENT
                                 $         OF TOTAL        $          OF TOTAL
                              -------       -------     -------       --------
  WorldCom group ........     $ 1,987          53.8%    $ 2,020          58.1%
  MCI group .............       1,826          49.4       1,571          45.1
  Intergroup eliminations        (117)         (3.2)       (112)         (3.2)
                              -------       -------     -------       -------
                              $ 3,696         100.0%    $ 3,479         100.0%
                              =======       =======     =======       =======

Line costs as a percentage of revenues for the first quarter of 2002 increased to 42.8% as compared to 41.9% for the first quarter of 2001. The increase as a percentage of revenues is a direct result of the pricing pressure in most of our business segments without adequate volume offsets. Additionally, line costs as a percentage of revenues have increased as a result of the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above.

The principal components of line costs are access charges and transport charges. Regulators have historically permitted access charges to be set at levels that are well above traditional phone companies' costs. As a result, access charges have been a source of universal service subsidies that enable local exchange rates to be set at levels that are affordable. We have actively participated in a variety of state and federal regulatory proceedings with the goal of bringing access charges to cost-based levels and to fund universal service using explicit subsidies funded in a competitively neutral manner. We cannot predict the outcome of these proceedings or whether or not the results will have a material adverse impact on our consolidated financial position or results of operations. However, our goal is to manage transport costs through utilization of our networks, favorable contracts with carriers and network efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2001 and 2002, our selling, general and administrative expenses were as follows (dollars in millions):


                                      2001                     2002
                              -----------------------   ----------------------
                                            PERCENT                   PERCENT
                                 $          OF TOTAL       $          OF TOTAL
                              -------       --------    -------       --------
  WorldCom group ........     $ 1,349          51.9%    $ 1,294          52.3%
  MCI group .............       1,338          51.5       1,267          51.2
  Intergroup eliminations         (90)         (3.4)        (85)         (3.5)
                              -------       -------     -------       -------
                              $ 2,597         100.0%    $ 2,476         100.0%
                              =======       =======     =======       =======

Selling, general and administrative expenses for the first quarter of 2002 were $2.5 billion or 30.5% of revenues as compared to $2.6 billion or 29.4% of revenues for the prior year period. Selling, general and administrative expenses for the three months ended March 31, 2001 include pre-tax costs of $125 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions ($77 million allocated to the WorldCom group and $48 million allocated to the MCI group). Excluding these charges in 2001, selling, general and administrative expenses as a percentage of revenues would have been 28.0% for the first quarter of 2001.

The increase in selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2002 is primarily the result of increased selling, general and administrative expenses associated with our wireless resale unit. At the end of the first quarter of 2002 we initiated actions to reduce costs in reaction to the decline in revenues we experienced in the first quarter of 2002. These actions include our recently announced workforce reductions. We plan to continue to take steps to reduce our selling, general and administrative expenses in response to the pricing pressure on our products, which we believe should help to stabilize selling, general and administrative expense as a percentage of revenues during the second half of 2002.

DEPRECIATION AND AMORTIZATION. For the three months ended March 31, 2001 and 2002, our depreciation and amortization expense was as follows (dollars in millions):


                                           2001               2002
                                    -----------------   -----------------
                                              PERCENT             PERCENT
                                      $       OF TOTAL    $       OF TOTAL
                                    ------     ------   ------     ------
        WorldCom group ........     $  901     67.5 %   $  956     72.3 %
        MCI group .............        227       17.0      169       12.8
        Intergroup eliminations        207       15.5      197       14.9
                                    ------     ------   ------     ------
                                    $1,335      100.0%  $1,322      100.0%
                                    ======     ======   ======     ======

Depreciation and amortization expense for the first quarter of 2002 decreased to $1.32 billion or 16.3% of revenues from $1.34 billion or 15.1% of revenues for the first quarter of 2001. Depreciation and amortization for the first quarter of 2002 reflects our discontinued amortization of intangible assets with indefinite useful lives, in accordance with SFAS No. 142. For the first quarter of 2001, depreciation and amortization expense was $1.01 billion excluding the amortization of indefinite-lived intangibles no longer amortized under SFAS No.
142. On a comparable basis, depreciation and amortization expense increased as a result of increased depreciation associated with 2000 and 2001 capital expenditures as well as increased depreciation associated with the assets acquired in our merger with Intermedia.

INTEREST EXPENSE. Interest expense for the first quarter of 2002 was $447 million or 5.5% of revenues as compared to $305 million or 3.5% of revenues for the first quarter of 2001. For the three months ended March 31, 2001 and 2002, weighted-average annual interest rates on our long-term debt were 7.13% and 7.44%, respectively, while weighted-average levels of borrowings were $24.9 billion and $30.2 billion, respectively. Interest expense for the three months ended March 31, 2002 increased as a result of higher debt levels and $3.0 billion of debt obligations acquired in the Intermedia merger.

Capitalized interest for the first quarter of 2002 was $102 million, versus $128 million in the prior year period. The decrease is a result of lower capital and construction expenditures. For 2002, we expect capitalized interest to continue to decline $10-$15 million each quarter.

MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous expense for the first quarter of 2002 was $156 million or 1.9% of revenues compared to miscellaneous income of $100 million or 1.1% of revenues for the first quarter of 2001. Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items. Miscellaneous expense for the first quarter of 2002 includes pre-tax charges of $141 million associated with the disposition of investments, including the News Corporation sale.

PROVISION FOR INCOME TAXES. The effective income tax rate of 35.8% of income before taxes for the first quarter of 2002 is less than the 38.5% effective income tax rate in the first quarter of 2001 primarily due to our discontinued amortization of goodwill in 2002.

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS. For the three months ended March 31, 2002, we reported net income applicable to common shareholders of $130 million as compared to $594 million for the three months ended March 31, 2001.

ATTRIBUTION AND ALLOCATION OF ASSETS, LIABILITIES, REVENUES AND EXPENSES BETWEEN THE WORLDCOM GROUP AND THE MCI GROUP

The following is a discussion of the methods used to attribute and allocate property and equipment, revenues, line costs, shared corporate services, intangible assets and financing arrangements to the WorldCom group and the MCI group. These methods have been consistently applied for all periods presented. Additionally, our management believes that the cost allocations outlined below are equitable and provide a reasonable estimate of the costs attributable to each group.

PROPERTY AND EQUIPMENT. Property and equipment was attributed to the WorldCom group and the MCI group based on specific identification consistent with the assets necessary to support the continuing operations of the businesses attributed to the respective groups. The balances of property and equipment attributed to each of the groups as of March 31, 2002 are as follows:


                                      WORLDCOM       MCI
                                       GROUP         GROUP        WORLDCOM
                                      --------      --------      --------
                                                 (IN MILLIONS)
    Transmission equipment ......     $ 24,765      $    454      $ 25,219
    Communications equipment ....        5,082         2,513         7,595
    Furniture, fixtures and other       11,489           682        12,171
    Construction in progress ....        4,897            80         4,977
                                      --------      --------      --------
                                        46,233         3,729        49,962
    Accumulated depreciation ....       (9,011)       (1,796)      (10,807)
                                      --------      --------      --------
                                      $ 37,222      $  1,933      $ 39,155
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

All tradenames, including the MCI tradename and the other related MCI tradenames, have been attributed to the WorldCom group. Prior to 2002, the MCI group was allocated an expense of $27.5 million per annum, and the WorldCom group was allocated a corresponding decrease in depreciation and amortization expense, for the use of the MCI tradenames. Beginning January 1, 2002, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames, in accordance with SFAS No. 142. We therefore discontinued the allocation of this expense to the MCI group.

Goodwill and other intangibles assigned or allocated to the WorldCom group and the MCI group as of March 31, 2002 are as follows:


                                           WORLDCOM       MCI
                                            GROUP         GROUP        WORLDCOM
                                           --------      --------      --------
        Amortized intangible assets:
           Developed technology ......     $  1,190      $    510      $  1,700
           Other intangibles .........        3,125         1,432         4,557
                                           --------      --------      --------
                                              4,315         1,942         6,257
        Accumulated amortization .....       (1,470)         (615)       (2,085)
                                           --------      --------      --------
                                           $  2,845      $  1,327      $  4,172
                                           ========      ========      ========
        Unamortized intangible assets:
           Goodwill ..................     $ 36,654      $  8,341      $ 44,995
           Tradenames ................        1,023            --         1,023
           Other .....................          283           134           417
                                           --------      --------      --------
                                           $ 37,960      $  8,475      $ 46,435
                                           ========      ========      ========

FINANCING ARRANGEMENTS. As of January 1, 2001, $6.0 billion of our outstanding debt was notionally allocated to the MCI group and the remainder of our debt was notionally allocated to the WorldCom group. Our debt was allocated between the WorldCom group and the MCI group based upon a number of factors including estimated future cash flows and the ability to pay debt service and dividends of each of the groups. In addition, we considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, in the allocation process. Our management believes that the initial allocation was equitable and supportable by both the WorldCom group and the MCI group. The debt allocated to the MCI group bears interest at a rate indicative of the rate at which the MCI group would borrow from third parties if it was a wholly owned subsidiary of WorldCom but did not have the benefit of any guarantee by WorldCom. Interest rates are calculated on a quarterly basis. Debt allocated to the MCI group bears an interest rate equal to the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. Interest allocated to the WorldCom group reflects the difference between our actual interest expense and the interest expense charged to the MCI group. Each group's allocated debt increases or decreases by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, dividend payments, share repurchases and other financing activities.

As of March 31, 2002, our receivables purchase program consisted of a $4.0 billion pool of receivables in which the purchaser had an undivided interest including $2.0 billion sold. The WorldCom group was allocated $2.7 billion of the pool and $1.7 billion of the sold receivables. The MCI group was allocated the balance. The receivables sold were assigned based on specific identification where practical, or allocated based on total revenues. Our management believes that this method of allocation is equitable and provides a reasonable estimate of the receivables attributable to the groups.

WORLDCOM GROUP RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the WorldCom group's statements of operations in millions of dollars and as a percentage of its revenues:


                                                                      2001                     2002
                                                              --------------------     --------------------
Revenues ................................................     $ 5,203        100.0%    $ 5,078        100.0%
Line costs ..............................................       1,987         38.2       2,020         39.8
Selling, general and administrative .....................       1,349         25.9       1,294         25.5
Depreciation and amortization ...........................         901         17.3         956         18.8
                                                              -------      -------     -------      -------
Operating income ........................................         966         18.6         808         15.9
Other income (expense):
     Interest expense ...................................        (179)        (3.4)       (327)        (6.4)
     Miscellaneous ......................................         100          1.9        (156)        (3.1)
                                                              -------      -------     -------      -------
Income before income taxes and minority interests .......         887         17.0         325          6.4
Provision for income taxes ..............................         339          6.5         117          2.3
                                                              -------      -------     -------      -------
Income before minority interests ........................         548         10.5         208          4.1
Minority interests ......................................          --         --            18          0.4
Distributions on mandatorily redeemable preferred
     securities and other preferred dividend requirements          16          0.3          42          0.8
                                                              -------      -------     -------      -------
Net income ..............................................     $   532         10.2%    $   184          3.6%
                                                              =======      =======     =======      =======

THREE MONTHS ENDED MARCH 31, 2001 VS.
     THREE MONTHS ENDED MARCH 31, 2002

REVENUES. Actual reported revenues by category for the three months ended March 31, 2001 and 2002 reflect the following changes by category (dollars in millions):


                                                               PERCENT
                                         2001       2002       CHANGE
                                       ---------  ----------  --------

COMMERCIAL SERVICES REVENUES
  Voice............................... $  1,726    $  1,518     (12.1)
  Data................................    2,045       1,963      (4.0)
  International.......................      710         811      14.2
  Internet............................      722         786       8.9
                                       --------    --------
                                       $  5,203    $  5,078      (2.4)
                                       ========    ========

WorldCom group revenues for the first quarter of 2002 were $5.1 billion versus $5.2 billion for the first quarter of 2001. The decrease reflects the current economic conditions as well as continued overall price compression in the marketplace.

Voice revenues for the first quarter of 2002 decreased 12.1% over the prior year period and traffic decreased 2.5%. Price compression for long distance business voice services drove this decline while wireless and local voice services reflected a modest increase of 4.0% to $482 million. Price compression on voice revenues is expected to continue for the near term, which will negatively affect revenue growth in this area.

Data revenues for the first quarter of 2002 decreased 4.0% over the prior year period. The decrease was driven by customer data network reductions resulting from economic restraints which caused many companies to not only reduce their capital spending but to also reduce their network requirements or groom their network into more cost effective alternatives. While we continue to add new sales to our customer base, the customer downsizing noted above outpaced new sales in the first quarter of 2002. Data includes both commercial long distance and local dedicated bandwidth sales.

International revenues for the first quarter of 2002 increased 14.2% to $811 million versus $710 million, for the first quarter of 2001. Geographically, Europe grew 18.3% and Asia Pacific and other areas grew 6.6% for the first quarter of 2002. These increases were partially offset by foreign currency fluctuations that had the effect of reducing revenues by approximately $22 million in the first quarter of 2002. Our international business continues to experience significant price pressure on its products as we continue to penetrate the retail markets and wholesale continues to represent a large portion of international revenues.

Internet revenues for the first quarter of 2002 increased 8.9% over the prior year period. The increase included $34 million of Digex revenues, after intercompany eliminations, as a result of our merger with Intermedia in July 2001. While less of an impact than data, customer network grooming on Internet networks partially offset new customer growth in the first quarter of 2002. Our Internet protocol virtual private network product, or IP-VPN, continued to show improvement during the first quarter of 2002. This new product has grown to approximately $120 million in annualized revenues. We have recently signed several large customer contracts for IP-VPN services and these customers, combined with overall market acceptance of this product, should continue to drive growth in this product. Despite this, IP-VPNs have not yet achieved a size or scale to overcome the attrition on our remote access product. Our legacy x.25 remote access product is supported by more mature technologies and our customers are migrating their services to more cost effective alternatives, such as IP-VPN. Excluding the revenues from the legacy x.25 product, Internet revenues grew 25%. Internet revenues include dedicated Internet access, managed networking services and applications (such as virtual private networks), web hosting and electronic commerce and transaction services (such as web centers and credit card transaction processing).

LINE COSTS. Line costs as a percentage of revenues for the first quarter of 2002 increased to 39.8% as compared to 38.2% reported for the first quarter of 2001. The increase as a percentage of revenues is a direct result of the pricing pressure in the data, international and Internet markets without adequate volume offsets.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 2002 were $1.3 billion or 25.5% of revenues as compared to $1.3 billion or 25.9% of revenues for the prior year period. Selling, general and administrative expenses for the first quarter of 2001 include pre-tax costs of $77 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding these charges in 2001, selling, general and administrative expenses as a percentage of revenues would have been 24.4% for the first quarter of 2001.

The increase in selling, general and administrative expenses is primarily the result of increased selling, general and administrative expenses associated with our wireless resale unit. At the end of the first quarter of 2002 we initiated actions to reduce costs in reaction to the decline in revenues we experienced in the first quarter of 2002. These actions include our recently announced workforce reductions. We plan to continue to take steps to reduce our selling, general and administrative expenses in response to the pricing pressure on our products, which we believe should help to stabilize selling, general and administrative expense as a percentage of revenues during the second half of 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first quarter of 2002 increased to $956 million or 18.8% of revenues from $901 million or 17.3% of revenues for the prior year period. Depreciation and amortization for the first quarter of 2002 reflects the WorldCom group's discontinued amortization of intangible assets with indefinite useful lives, in accordance with SFAS No. 142. For the first quarter of 2001, depreciation and amortization expense was $650 million excluding the amortization of indefinite-lived intangibles no longer amortized under SFAS No. 142. On a comparable basis, depreciation and amortization expense increased as a result of additional depreciation associated with 2000 and 2001 capital expenditures and increased depreciation associated with the assets acquired in our merger with Intermedia.

INTEREST EXPENSE. Interest expense for the first quarter of 2002 was $327 million or 6.4% of revenues as compared to $179 million or 3.4% of revenues for the first quarter of 2001. Interest expense on borrowings incurred by WorldCom and allocated to the WorldCom group reflects the difference between WorldCom's actual interest expense and the interest expense allocated to the MCI group. The MCI group is allocated interest based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent.

Capitalized interest for the first quarter of 2002 was $102 million, versus $128 million in the prior year period. The decrease is a result of lower capital and construction expenditures. For 2002, we expect capitalized interest to continue to decline $10-$15 million each quarter.

MISCELLANEOUS INCOME AND EXPENSE. Miscellaneous expense for the first quarter of 2002 was $156 million, or 3.1% of revenues as compared to miscellaneous income of $100 million, or 1.9% of revenues for the first quarter of 2001.

Miscellaneous income includes investment income, equity in income and losses of affiliated companies, the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, gains and losses on the sale of assets and other non-operating items. Miscellaneous expense for the first quarter of 2002 includes pre-tax charges of $141 million associated with the disposition of investments, including the News Corporation sale.

PROVISION FOR INCOME TAXES. The effective income tax rate of 36.0% of income before taxes for the first quarter of 2002 is less than the 38.2% effective income tax rate in the first quarter of 2001 primarily due to our discontinued amortization of goodwill in 2002.

NET INCOME. For the three months ended March 31, 2002, the WorldCom group reported net income of $184 million as compared to $532 million for the three months ended March 31, 2001. Diluted income per WorldCom group share for the first quarter of 2002 was $0.06 compared to income per WorldCom group share of $0.18 for the first quarter of 2001. Diluted income per share for the 2001 period assumes the recapitalization occurred at the beginning of 2001 and that the WorldCom group stock and MCI group stock existed for all periods presented.

MCI GROUP RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the MCI group's statements of operations in millions of dollars and as a percentage of its revenues:


                                                THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------
                                                2001                    2002
                                        -------------------     -------------------
Revenues ..........................     $ 3,622      100.0 %    $ 3,042      100.0 %
Line costs ........................       1,826        50.4       1,571        51.6
Selling, general and administrative       1,338        36.9       1,267        41.7
Depreciation and amortization .....         227         6.3         169         5.6
                                        -------      ------     -------      ------
Operating income ..................         231         6.4          35         1.1
Other income (expense):
     Interest expense .............        (126)       (3.5)       (120)       (3.9)
                                        -------      ------     -------      ------
Income (loss) before income taxes .         105         2.9         (85)       (2.8)
Income tax expense (benefit) ......          43         1.2         (31)       (1.0)
                                        -------      ------     -------      ------
Net income (loss) .................     $    62         1.7%    $   (54)       (1.8)%
                                        =======      ======     =======      ======

THREE MONTHS ENDED MARCH 31, 2001 VS.
     THREE MONTHS ENDED MARCH 31, 2002

REVENUES. Revenues for the three months ended March 31, 2002 decreased 16.0% to $3.0 billion versus $3.6 billion for the prior year period. The decrease in total revenues is primarily attributable to consumers' substitution of wire line services with wireless and e-mail.

Actual reported revenues by category for the three months ended March 31, 2001 and 2002 reflect the following changes by category (dollars in millions):


                                                                      PERCENT
                                                 2001       2002      CHANGE
                                                ------     ------     -------
    Consumer ..............................     $1,807     $1,595      (11.7)
    Wholesale .............................        695        584      (16.0)
    Alternative channels and small business        695        525      (24.5)
    Dial-up Internet ......................        425        338      (20.5)
                                                ------     ------
    TOTAL .................................     $3,622     $3,042      (16.0)
                                                ======     ======

Consumer revenues for the first quarter of 2002 decreased 11.7% over the prior year period. The majority of this decrease is attributed to decreases in calling card, dial around and dial-1 revenues as a result of consumers' continued substitution of wire line services with wireless and e-mail. Our consumer local initiatives continue to perform well as consumer local revenues increased over 108% for the first quarter of 2002. In an effort to align our product offerings with consumer needs and increase our market share, we launched The Neighborhood built by MCIsm in the second quarter of 2002. The Neighborhood is a new nationwide telecommunications business which unifies local and long distance services. The Neighborhood is currently available in 32 states and is expected to eventually reach more than 50 million households. The brand's flagship offering, Neighborhood Complete, provides unlimited calling within the U.S., whether across the street or across the country. It also provides a complete suite of calling and messaging features from one company, on one bill for one fixed monthly price. We believe that The Neighborhood will attract incremental revenue from existing customers as well as new revenues from new customers. While this product is in its early marketing stages, we believe we will begin to see the benefits from The Neighborhood as early as the second half of 2002.

Wholesale revenues for the first quarter of 2002 decreased 16.0% over the prior year period. The wholesale market continues to be extremely price competitive, although the average rate per minute has been relatively stable since the second quarter of 2001.

Alternative channels and small business revenues for the three months ended March 31, 2002 decreased 24.5% over the prior year period. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card and wireless messaging revenues. The decrease is attributed to pricing pressures in the wholesale alternative channels and small business markets which negatively affected revenue growth and gross margins in this area.

Dial-up Internet revenues for the three months ended March 31, 2002 decreased 20.5% over the prior year amount. Our dial access network has grown 7.5% to approximately 3.2 million modems as of March 31, 2002, compared with the prior year period. However, Internet connect hours decreased 7.2% to 1.8 billion hours for the first quarter of 2002 versus the prior year period. The decrease in dial-up Internet revenues is attributed to pricing pressure resulting from the impact of volume discounts and off-net traffic, which lowered average revenue per hour by approximately 14% for the first quarter of 2002 versus the prior year period.

LINE COSTS. Line costs as a percentage of revenues for the first quarter of 2002 increased to 51.6% as compared to 50.4% reported for the prior year period. This increase resulted from the continued competitive pricing on the dial-up Internet business and the decrease in higher margin calling card and dial around revenues due to wireless substitution as noted above.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 2002 were $1.27 billion or 41.7% of revenues as compared to $1.34 billion or 36.9% of revenues for the prior year period. Selling, general and administrative expenses for the first quarter of 2001 include $48 million associated with domestic severance packages and other costs related to our February 2001 workforce reductions. Excluding this, selling, general and administrative expenses as a percentage of revenues were 35.6% for the first quarter of 2001. The increase in selling, general and administrative expenses as a percentage of revenues can be attributed to the pricing pressure on our products as noted above.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first quarter of 2002 decreased to $169 million or 5.6% of revenues from $227 million or 6.3% of revenues for the same period in the prior year. Depreciation and amortization for the first quarter of 2002 reflects the MCI group's discontinued amortization of intangible assets with indefinite useful lives, in accordance with SFAS No. 142. For the first quarter of 2001, depreciation and amortization expense was $154 million excluding the amortization of indefinite-lived intangibles no longer amortized under SFAS No. 142. On a comparable basis, depreciation and amortization expense increased as a result of additional depreciation associated with 2000 and 2001 capital expenditures.

INTEREST EXPENSE. Interest expense for the first quarter of 2002 was $120 million or 3.9% of revenues as compared to $126 million or 3.5% of revenues for the same period in 2001. Interest expense on borrowings incurred by WorldCom and allocated to the MCI group is based on the weighted-average interest rate, excluding capitalized interest, of WorldCom debt plus 1 1/4 percent. As of January 1, 2001, $6.0 billion of WorldCom's outstanding debt was notionally allocated to the MCI group.

INCOME TAX EXPENSE (BENEFIT). The effective income tax rate of 36.5% of loss before taxes for the first quarter of 2002 is less than the 41.0% effective income tax rate in the first quarter of 2001 primarily due to our discontinued amortization of goodwill in 2002.

NET INCOME. For the three months ended March 31, 2002, the MCI group reported net loss of $54 million as compared to net income of $62 million for the three months ended March 31, 2001. Diluted loss per MCI group share for the first quarter of 2002 was $0.46 compared to diluted income per MCI group share of $0.54 for the first quarter of 2001. Diluted income per share assumes the recapitalization occurred at the beginning of 2001 and that the WorldCom group stock and MCI group stock existed for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our total debt was $30.2 billion and we had available liquidity of $10.2 billion under our credit facilities, which are described in our Annual Report on Form 10-K for the year ended December 31, 2001, and from available cash.

As of January 1, 2001, the MCI group was notionally allocated $6.0 billion of WorldCom's debt and the remaining outstanding debt was notionally allocated to the WorldCom group. WorldCom management has a wide degree of discretion over the cash management policies of both the WorldCom group and the MCI group. Cash generated by either group can be transferred to the other group without prior approval of WorldCom's shareholders. Due to the discretion possessed by management over the cash management policies of both groups, including the timing and decision of whether to finance capital expenditures, it may be difficult to assess each group's liquidity and capital resource needs, and, in turn, the future prospects of each group based on past performance. For the first quarter of 2002, the MCI group generated sufficient cash to pay $71 million for dividends on MCI group stock and to repay $9 million of its allocated notional debt.

As of March 31, 2002, we had no amounts drawn against our credit facilities which include the following:

o     $1.6 billion revolving credit facility that expires June 8, 2006;

o $2.65 billion 364-day revolving credit facility that expires June 7, 2002 with a one-year conversion feature; and

o     $3.75 billion revolving credit facility that expires June 30, 2002.

We intend to replace our $2.65 billion 364-day revolving credit facility and we do not intend to renew the $3.75 billion revolving credit facility. Additionally, we are working with our banking group to increase the size of our facilities in exchange for security. These negotiations, if successfully completed, will result in $5.0 billion or more of availability under credit facilities which would mature between 2005 - 2006.

We remain on schedule in these negotiations and expect to complete the process over the next few weeks. It is anticipated that in the interim, we will draw against the $2.65 billion revolving credit facility in order to preserve the one-year conversion feature on the facility. However, it is intended that the amounts drawn under the $2.65 billion revolving credit facility will be repaid upon completion of the new credit facility agreements.

Our senior debt is currently rated as follows:


             Rating Agency                         Rating      Outlook
             -------------------------------------------------------------------
             Moody's Investors Service             Ba2         negative
             Standard & Poor's                     BB          negative
             Fitch Ratings                         BB          negative

These ratings, or any further downgrade in rating, have not and will not trigger any defauls on our outstanding bond debt or our undrawn credit facilities, although our interest rates and our annual commitment fee under our credit facilities are sensitive to ratings adjustments.

On May 9, 2002, we obtained a waiver on our existing $2.0 billion receivables purchase program, which eliminates any concerns regarding the effect of credit ratings on this program during the period covered by the waiver. Additionally, we are in the process of negotiating the replacement of our current receivables purchase program with a new $1.5 billion facility that does not contain any ratings triggers. We expect the new program will be in place by May 23, 2002, when the current waiver expires on our existing $2.0 billion receivables purchase program. We expect the funds used to reduce the receivables purchase program down to a $1.5 billion facility will be obtained from a combination of cash and availability under our credit facilities.

In February 2002, we liquidated our remaining investment in News Corporation and received cash proceeds of $870 million, net of $60 million for sales discounts and banking fees. Additionally, on April 15, 2002, we elected to redeem our $700 million 6.125% senior notes due 2012. Cash balances were used to repay this obligation.

OPERATING ACTIVITIES

For the three months ended March 31, 2001 and 2002, our cash flows from operations were as follows (dollars in millions):


                                                              2001       2002
                                                             ------     ------

          WorldCom group ...............................     $1,215     $1,592
          MCI group ....................................        360        209
                                                             ------     ------
               Net cash provided by operating activities     $1,575     $1,801
                                                             ======     ======

The increase for the three months ended March 31, 2002 versus the prior year amount reflects an improved working capital position, which was partially offset by lower operating results in both the WorldCom group and the MCI group.

INVESTING ACTIVITIES

For the three months ended March 31, 2001 and 2002, our net cash used in investing activities was as follows (dollars in millions):


                                                       2001         2002
                                                     -------      -------
      WorldCom group ...........................     $(2,558)     $  (716)
      MCI group ................................        (396)        (133)
                                                     -------      -------
           Net cash used in investing activities     $(2,954)     $  (849)
                                                     =======      =======

The WorldCom group's capital expenditures totaled $2.1 billion in the first three months of 2001 and $1.3 billion in the first three months of 2002. Primary capital expenditures include purchases of transmission, communications and other equipment. The MCI group's capital expenditures totaled $95 million in the first three months of 2001 and $30 million in the first three months of 2002. The MCI group's capital expenditures include purchases of switching equipment, dial modems and messaging and other equipment.

Investing activities include intangible asset increases at the WorldCom group of $106 million for the first quarter of 2001 and $116 million for the first quarter of 2002, and at the MCI group of $118 million for the first quarter of 2001 and $60 million for the first quarter of 2002. Intangible asset additions primarily represent costs incurred to develop software for internal use.

Investing activities include acquisitions and related costs at the WorldCom group of $142 million and $2 million in the first three months of 2001 and 2002, respectively.

FINANCING ACTIVITIES

For the three months ended March 31, 2001 and 2002, cash provided by (used in) financing activities was as follows (dollars in millions):


                                                              2001       2002
                                                             ------     ------
WorldCom group .........................................     $1,311     $  (23)
MCI group ..............................................         15        (80)
                                                             ------     ------
     Net cash provided by (used in) financing activities     $1,326     $ (103)
                                                             ======     ======

Financing activities include net repayments on debt of $22 million for the first three months of 2002 and net proceeds from borrowings on debt of $1.3 billion for the first three months of 2001. Financing activities for the MCI group reflect the payment of dividends to MCI group shareholders and repayment of notionally allocated debt from WorldCom.

Also included in financing activities are proceeds from WorldCom's common stock issuances of $71 million and $14 million in the first three months of 2001 and 2002, respectively, as a result of WorldCom common stock option and warrant exercises.

Distributions on mandatorily redeemable preferred securities and dividends paid on preferred stock in the first three months of 2001 and 2002 were $16 million and $24 million, respectively. The increase represents dividends associated with our Series D, E and F preferred stock which was issued in connection with the Intermedia merger. Dividends on the Series D, E and F preferred stock are payable in cash or shares of our common stock, at our election. To date, we have paid these dividends in cash, however, we expect that future dividends on the Series D, E and F preferred stock will be paid in shares of our common stock.

During the first quarter of 2002, we paid a cash dividend of $0.60 per share of MCI group common stock, or $71 million in the aggregate. Additionally, the dividends payable during the second and third quarters of 2002 have already been declared and/or paid.

We anticipate that 2002 capital expenditures for the WorldCom group will be up to $4.5 billion and will be approximately $400 million (including software development) at the MCI group. Additionally, we believe that free cash flow (cash flow from operations less cash flow used in investing activities) will approximate $1.0 billion in 2002 and will increase each subsequent year by more than $250 million through at least 2004.

Currently, scheduled debt maturities are $60 million for the remainder of 2002, after our redemption of $700 million of remarketable notes on April 15, 2002, $1.6 billion in 2003, $2.5 billion in 2004 and $2.3 billion in 2005.
Additionally, we have $1.0 billion in dealer remarketable securities which are subject to mandatory tender in January 2003, and we have $500 million of bonds with a stated 2027 maturity which have a put feature for June 2003. We believe that the free cash flow noted above in addition to available cash and availability under our credit facilities will be more than sufficient to meet our debt and capital requirements beyond the next twelve months.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. We believe some of our most critical accounting policies include:

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

o estimating depreciation and amortization associated with long-lived assets; and

o     allocation policies between the WorldCom group and the MCI group.

ESTIMATING VALUATION ALLOWANCES AND ACCRUED LIABILITIES. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities as well as the reported amounts of revenues and expenses for the periods presented. Specifically, our management must make estimates of future customer credits through the analysis of historical trends and known events. Significant management judgments and estimates must be made and used in connection with establishing the revenue reserves associated with discounts earned on special customer agreements, billing reserves for pricing changes and customer disputes. Material differences may result in the amount and timing of our revenue adjustments if management projections differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. Management specifically analyzes accounts receivable including historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2002, our accounts receivable balance was $5.0 billion, net of allowance for doubtful accounts of $1.2 billion.

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

GOODWILL AND INTANGIBLES. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of acquisitions, we allocate the purchase price among certain identifiable intangible assets and goodwill based on third party appraisals.

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

As discussed below, SFAS No. 142, became effective on January 1, 2002 and as a result, we stopped amortizing approximately $45.0 billion of net goodwill and $1.0 billion of net tradenames. Based on our current levels of such assets, this will reduce amortization by approximately $1.3 billion annually. In lieu of amortization, we are required to perform an initial impairment review of our goodwill and tradenames in 2002 and an annual impairment review thereafter. We expect to complete our initial impairment review in the second quarter of 2002.

We currently estimate that we will record an impairment charge upon completion of the initial impairment review of approximately $15 to $20 billion.

DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS. We assign useful lives for long-lived assets based on periodic studies of actual asset lives and our intended use for those assets. Any change in these asset lives would be reported in our statement of operations as soon as any change in estimate is determined. There have been no material changes in asset lives during the periods presented.

ALLOCATION POLICIES BETWEEN THE WORLDCOM GROUP AND THE MCI GROUP. The financial information for the WorldCom group and the MCI group reflect the performance of the businesses attributed to each group and includes the attribution and allocation of our assets, liabilities, revenues and expenses between the WorldCom group and the MCI group in accordance with our tracking stock policy. Our management believes that the attribution and allocation methods used are equitable and provide a reasonable estimate of the costs attributable to each group. However, it is not practical to determine whether the allocated amounts represent amounts that would have been incurred on a stand-alone basis. Our board of directors or any special committee appointed by our board of directors may, without shareholder approval, change the policies set forth in our tracking stock policy statement and may adopt additional policies or make exceptions with respect to the application of the policies described in our policy statement in connection with particular facts and circumstances, all as they may determine to be in the best interests of WorldCom. Our board is subject to fiduciary duties to all of WorldCom's shareholders as one group, not to the holders of any series of stock separately. These policies are discussed in this management's discussion and analysis of financial condition and results of operations.

RELATED PARTY TRANSACTIONS

The information regarding related party transactions is included in Part II,
Item 5, below, which is hereby incorporated by reference herein.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, which includes the Intermedia merger, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, we stopped amortizing intangible assets with indefinite useful lives, including goodwill and tradenames. Based on current levels of such assets, this will reduce amortization expense by approximately $1.3 billion annually ($1.0 billion at WorldCom group and $0.3 billion at MCI group). Additionally, we are conducting impairment reviews of all intangible assets with indefinite useful lives and we expect to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No.
142. Based on our preliminary analyses, we estimate that as a result of the adoption of SFAS No. 142 we will reduce goodwill by $15 to $20 billion.

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

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on our consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and changes in market values of our investments.

We do not use derivative financial instruments to manage our interest rate risk. We have minimal cash flow exposure due to general interest rate changes for our fixed rate, long-term debt obligations. We do not believe a hypothetical 10% adverse rate change in our variable rate debt obligations would be material to our results of operations.

We are exposed to foreign exchange rate risk primarily due to our international operation's holding of approximately $512 million in U.S. dollar denominated debt, and our holding of approximately $1.8 billion of indebtedness indexed in other foreign currencies including the Euro and Sterling Pound as of March 31, 2002. Our potential immediate loss that would result from a hypothetical 10% change in foreign currency exchange rates based on this position would be approximately $205 million. In addition, if that change were to be sustained, our cost of financing would increase in proportion to the change.

We are also subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

We believe our market risk exposure with regard to our marketable equity securities is limited to changes in quoted market prices for the securities. Based upon the composition of our marketable equity securities at March 31, 2002, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        There have been no material changes in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2001, except as reflected in the discussion under Note F of the Notes to Consolidated Financial Statements in Part I, Item 1, above, which is hereby incorporated by reference herein.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information

        We have entered into certain loan and guaranty arrangements involving Bernard J. Ebbers, principally relating to certain obligations to financial institutions secured by Mr. Ebbers' stock in WorldCom. We initially established these arrangements in 2000, and have agreed to a series of modifications since January 1, 2001. On April 29, 2002, in connection with Mr. Ebbers' resignation as President, Chief Executive Officer and Director of WorldCom, we consolidated these various loan and guaranty arrangements into a single promissory note in the principal amount of approximately $408.2 million, repayable with accrued interest over five years. This principal amount includes approximately $198.7 million that we have paid to Bank of America, N.A., or Bank of America, as repayment of outstanding indebtedness of Mr. Ebbers or certain companies controlled by him which we had guaranteed, approximately $36.5 million that we have deposited to collateralize a letter of credit used to support financing to an unrelated third party, approximately $165 million that we have loaned to Mr. Ebbers and all interest accrued on the foregoing amounts to April 29, 2002. These transactions are further described below.

        Since establishing these arrangements, we agreed to guarantee $150 million principal amount of indebtedness owed by Mr. Ebbers to Bank of America, as well as certain additional payments and related costs. The additional payments included, among other things, amounts payable to Bank of America by Mr. Ebbers or certain companies controlled by him relating to an approximately $45.6 million letter of credit secured by a portion of Mr. Ebbers' stock and used to support financing to an unrelated third party; specified amounts, including margin debt, that became payable following stock price declines; and amounts subject to a margin call with respect to certain margin debt.

        The scheduled maturity of the Bank of America margin debt was extended in January 2002 for a period of up to two years. However, following declines in the closing price of the WorldCom group stock through early February 2002, we made aggregate payments of approximately $198.7 million to repay all of the outstanding debt covered by our guaranty and deposited with Bank of America approximately $36.5 million to collateralize the letter of credit, which is scheduled to expire on February 15, 2003, subject to renewal, extension or substitution. Our payments, together with any amounts paid or costs incurred by us in connection with the letter of credit, plus accrued interest at a floating rate equal to that under one of our credit facilities, were payable by Mr. Ebbers to us, as modified in early April 2002, within 90 days after demand, or within 180 days after demand if subsequent to his death or incapacity.

        In addition to the guaranty arrangements, during 2000 we loaned $100 million to Mr. Ebbers. Since January 1, 2001, we have loaned him approximately an additional $65 million, for a total maximum principal amount of approximately $165 million. These loans bore interest at floating rates equal to that under certain of our credit facilities and, as modified in early April 2002, were payable within 90 days after demand, or within 180 days after demand if subsequent to Mr. Ebbers' death or incapacity.

        As noted above, on April 29, 2002, Mr. Ebbers' obligations to WorldCom under these loans and guaranty arrangements were consolidated into a single promissory note, which replaced the former notes. As of May 14, 2002, the aggregate principal amount of indebtedness owed by Mr. Ebbers to us under this note was approximately $408.2 million, which constitutes the largest aggregate amount of indebtedness outstanding since January 1, 2001. The principal amount is subject to payment over five years on the following schedule: $25 million on April 29, 2003, $25 million on April 29, 2004, $75 million on April 29, 2005, $100 million on April 29, 2006, and all remaining principal on April 29, 2007. Mr. Ebbers is also obligated to pay interest on the outstanding balance, compounded monthly, on each repayment date at a fluctuating interest rate equal to that under one of our credit facilities, which was 2.32% per annum as of April 29, 2002. All principal and accrued interest under this note are immediately due and payable (1) upon the death of Mr. Ebbers, or (2) upon demand in the case of certain events of default, or (3) automatically without notice in the case of certain events of bankruptcy by or against Mr. Ebbers.

        We have been advised that Mr. Ebbers has used the proceeds of the loans from us principally to repay certain indebtedness under loans secured by shares of our stock owned by him and that the proceeds of such secured loans were used for private business purposes. The loans and guaranty arrangements by us were made following a determination that they were in the best interests of WorldCom and our shareholders in order to avoid additional forced sales of Mr. Ebbers' stock in WorldCom. The determination was made by our compensation and stock option committee as a result of the pressure on our stock price, margin calls faced by Mr. Ebbers and other considerations. Such actions by our compensation and stock option committee were ratified and approved by our board of directors.

        In connection with the transactions described above and, as to a portion of the shares, subject to certain limitations and effective upon termination of restrictions under existing lending agreements, Mr. Ebbers pledged to us the shares of our stock currently owned by him or later acquired upon option exercise with respect to his obligations under the loans and guaranty arrangements from us. This pledge has been perfected as to 9,287,277 shares of WorldCom group stock and 575,149 shares of MCI group stock. The pledge of the remaining shares of WorldCom and MCI group stock owned by Mr. Ebbers will take effect as and to the extent the limitations and restrictions under existing lending arrangements terminate. Following recent margin sales in respect of his shares, Mr. Ebbers' remaining holdings consist of an additional 5,091,483 shares of WorldCom group stock and no shares of MCI group stock. In addition, Mr. Ebbers has pledged to us security interests in certain equity interests in privately held businesses owned by him. Mr. Ebbers also agreed to indemnify us for any amounts expended or losses, damages, costs, claims or expenses incurred under the guaranty arrangements or the loans from us.

        Mr. Ebbers has also entered into a separation agreement with us as of April 29, 2002, which provides that he resigned from all directorships, offices and positions with us, and that he would be appointed to serve our board of directors as non-executive CHAIRMAN EMERITUS at the pleasure of the board. The agreement further provides that Mr. Ebbers will remain available for a period of five years to provide consulting services to us from time to time. The agreement also provides that we will pay an annual pension of $1.5 million to Mr. Ebbers for the remainder of his life, and an annual pension benefit of $750,000 to his current spouse for the remainder of her life, should she survive him, as well as continued medical and life insurance benefits for Mr. Ebbers' lifetime at our expense, limited use of our aircraft and the right to lease office space from us. The agreement further provides that all of Mr. Ebbers' outstanding options to purchase WorldCom group stock or MCI group stock became fully vested and exercisable as of April 29, 2002, and will generally remain exercisable for a period of five years following that date (or, if earlier, the expiration of the original term). As of that date, Mr. Ebbers held unvested options to acquire 1,788,627 shares of WorldCom group stock at a weighted-average exercise price of $30.90 per share and vested options to acquire 9,510,678 shares of WorldCom group stock at a weighted- average exercise price of $21.25 per share. Mr. Ebbers does not hold any outstanding options to acquire MCI group stock. Under the agreement, Mr. Ebbers also is subject to a number of restrictive covenants, including a five-year non-competition covenant in favor of us and our affiliates. Mr. Ebbers and we also agreed to a mutual release of actual or potential claims, subject to certain exceptions. Finally, in the event of any breach of the agreement or default by Mr. Ebbers in any of his obligations under the promissory note and related arrangements or the filing of bankruptcy by him, the payment of pension benefits described above will be permanently discontinued and all outstanding amounts due to us by him will be accelerated as provided in the promissory note.

        Effective with Mr. Ebbers' resignation, John W. Sidgmore, previously Vice Chairman of WorldCom, was appointed President and CEO of WorldCom and Bert C. Roberts has remained Chairman of our board of directors. Additionally, Scott D. Sullivan has been made Executive Vice President and Chief Financial Officer, and Ronald R. Beaumont has been made Chief Operating Officer of WorldCom, overseeing operations for both the WorldCom group and the MCI group.

Item 6. Exhibits and Reports on Form 8-K

        A.       Exhibits

                 See Exhibit Index.

        B.       Reports on Form 8-K

                 Pursuant to Item 5, "Other Events," we filed two Current Reports on Form 8-K dated February 7, 2002 (filed February 7,
                 2002) and one Current Report on Form 8-K dated March 7, 2002 (filed March 13, 2002).

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

                                         WORLDCOM, INC.



                                         By: /s/ Scott D. Sullivan
                                            ------------------------------------
                                            Scott D. Sullivan
                                            Chief Financial Officer

Dated:  May 15, 2002

                                  EXHIBIT INDEX

Exhibit No.                             Description
-----------                             -----------

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

4.5               Restated Bylaws of WorldCom (incorporated by reference to
                  Exhibit 3.5 to WorldCom's registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

4.6 Rights Agreement between WorldCom and The Bank of New York, as Rights Agent, dated as of March 7, 2002 (incorporated herein by reference to Exhibit 1 to WorldCom's Form 8-A dated March 13, 2002 (File No. 0-11258))

10.1              Letter Agreement made as of April 2, 2002, between Bernard J.
                  Ebbers ("Borrower") and WorldCom, amending, restating and confirming the understandings contained in the Letter Agreement dated November 1, 2000

10.2 Pledge and Security Agreement dated April 18, 2002 by Borrower in favor of WorldCom

10.3              Promissory note dated April 29, 2002 payable by Borrower to
                  WorldCom

10.4 Letter Agreement made as of April 29, 2002 between Borrower and WorldCom

10.5              Separation Agreement between WorldCom and Borrower, dated
                  April 29, 2002

10.6 Mutual Release by and between Borrower and WorldCom dated as of April 29, 2002