Form 10-K
period 2002-12-31
WORLDCOM INC
filed 2004-03-12
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-10415

WorldCom, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1521612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22001 Loudoun County Parkway, Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 886-5600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

WorldCom Group Stock, $.01 Par Value

MCI Group Stock, $.01 Par Value

Rights to Purchase Series 4 Preferred Stock

Rights to Purchase Series 5 Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of June 30, 2002, based on the average bid and asked prices of its WorldCom Group Stock on the over-the-counter market on such date of $0.83 per share and the average bid and asked prices of its MCI Group Stock on the over-the-counter market on such date of $1.08 per share, was approximately $2.6 billion. As of December 31, 2003, there were outstanding 2,970,796,599 shares of WorldCom Group Stock and 118,733,605 shares of MCI Group Stock, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following statements (and other statements made by us) are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements contained or incorporated herein regarding possible or assumed future results of operations of our business, pricing trends, anticipated benefits from The Neighborhood, the markets for our services and products, anticipated capital expenditures, regulatory developments, or competition;

(ii) any statements preceded by, followed by, or that include the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects,” “should,” “could” or similar expressions; and

(iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

You are cautioned not to place undue reliance on these statements, which speak only as of the date this document is filed. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to our bankruptcy proceedings and matters arising out of pending class action and other lawsuits and the ongoing internal and government investigations related to the previously announced restatements of our financial results. Other factors that may cause actual results to differ materially from management’s expectations include, but are not limited to:

•	economic uncertainty;

•	the effects of vigorous competition, including price compression;

•	the impact of technological change on our business, alternative technologies, and dependence on

•	availability of transmission facilities;

•	the impact of oversupply of capacity resulting from excess deployment of network capacity;

•	the ongoing global and domestic trend toward consolidation in the telecommunications industry;

•	risks of international business;

•	regulatory risks in the United States and internationally;

•	contingent liabilities;

•	uncertainties regarding the collectibility of receivables;

•	the availability and cost of capital;

•	uncertainties associated with the success of acquisitions; and

•	each of the factors discussed under “Item 1—Business—Risk Factors” below.

The cautionary statements contained or referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading global communication companies, providing a broad range of communication services in over 200 countries on six continents. Each day, we serve thousands of businesses and government entities throughout the world and provide voice and Internet communication services for millions of consumer customers. We operate one of the most extensive communications networks in the world, comprising approximately 98,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. We own one of the most extensive Internet protocol backbones, and we are one of the largest carriers of international voice traffic.

Since April 2003, we have conducted our business primarily using the brand name “MCI.” Our company, WorldCom, Inc., was incorporated under the laws of the State of Georgia in 1983 and operates its business through direct and indirect domestic and foreign subsidiaries. References in this annual report to WorldCom, MCI, we, our and us are to WorldCom, Inc. and its subsidiaries unless the context otherwise requires. Our website address is www.mci.com, and we make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our principal executive offices are located at 22001 Loudoun County Parkway, Ashburn, Virginia 20147 (telephone number 703-886-5600).

Bankruptcy and Related Investigations and Other Significant Recent Events

Bankruptcy. In July 2002, WorldCom, Inc. and substantially all of its U.S. subsidiaries filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York under Chapter 11 of Title 11 of the U.S. bankruptcy code. We continue to operate our businesses and manage our properties as debtors-in-possession, and we have filed a plan of reorganization with the Bankruptcy Court. On October 31, 2003, the Bankruptcy Court confirmed our plan of reorganization and, subject to certain conditions, we currently expect to emerge from bankruptcy in 2004. Upon emergence, we will change our legal name to MCI, Inc. and will reincorporate as a Delaware corporation.

Restatement of Previously Issued Financial Statements. Since June 2002, we have undertaken a comprehensive review of our previously issued consolidated financial statements after it was determined that the statements were not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of this review, we have restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. The consolidated financial statements in this Annual Report on Form 10-K, including the restated consolidated financial statements for 2001 and 2000, have been audited by KPMG LLP (“KPMG”), which replaced Arthur Andersen LLP (“Andersen”) as our external auditors in May 2002. These consolidated financial statements include restatements of earnings, write-downs of goodwill, other intangible assets and property, plant and equipment and other adjustments made in connection with our review. The adjustments resulted in a cumulative net reduction to shareholders’ equity of $70.8 billion as of December 31, 2001 and a reduction in previously reported net income attributable to common shareholders of $17.1 billion and $53.1 billion for the years ended December 31, 2001 and 2000, respectively. In addition, the $44.9 billion of goodwill reflected in our previously issued consolidated financial statements has been reduced to zero at December 31, 2001. The carrying values of property, plant and equipment and other intangible assets reflected in our previously issued consolidated financial statements as of December 31, 2001 and 2000, $44.4 billion and $42.8 billion, respectively, have been adjusted to their estimated aggregate value of approximately $23.8 billion as of December 31, 2001. For more information regarding the restatement, see “Item 7—

Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

SEC Proceedings. Our past financial reports have also been the subject of a civil action filed by the SEC on June 26, 2002. Since then, we have consented to the entry of a permanent injunction and related orders imposing on us certain ongoing obligations dealing with internal controls and corporate governance issues. We have agreed to adopt and implement recommendations made in the August 26, 2003 report “Restoring Trust” issued by Richard C. Breeden, who is a former Chairman of the SEC and who was appointed our Corporate Monitor by the U.S. District Court for the Southern District of New York in July 2002. Mr. Breeden has served as Corporate Monitor throughout our SEC and bankruptcy proceedings. Also, we have agreed upon a settlement with the SEC regarding a civil penalty that we will satisfy upon our emergence from bankruptcy by payment of $500 million and the transfer of newly issued MCI common stock having a value of $250 million.

Special Committee Investigation. On the date of filing petitions for relief under the bankruptcy code, a Special Committee of our Board of Directors was established to investigate our accounting practices and any other matters the Special Committee deemed appropriate to consider. The committee was comprised of three newly elected directors and the Corporate Monitor, and, with the assistance of special legal counsel and financial advisors, issued its Report of Investigation dated as of March 31, 2003.

Other Accounting-Related Investigations. Our past accounting practices are also under investigation by the U.S. Attorney’s Office for the Southern District of New York (the “U.S. Attorney’s Office”) and the Examiner appointed by the Bankruptcy Court, Richard Thornburgh, former Attorney General of the United States. The Examiner has issued three reports regarding, among other things, corporate governance matters and past accounting practices.

Call-Routing Investigations. The U.S. Attorney’s Office is also investigating our practices related to the routing of voice and data traffic that originates or terminates on the networks of local exchange companies. In addition, the Enforcement Bureau of the Federal Communication Commission (the “FCC”) is reviewing our call routing practices. We are cooperating fully with the U.S. Attorney’s Office and the FCC and are conducting our own internal review of our practices. Based on our preliminary findings, we believe that our current practices comply with all legal and regulatory requirements.

Oklahoma Proceedings. In August 2003, the Attorney General of Oklahoma filed a criminal action against us and six former WorldCom executives alleging violations of Oklahoma securities laws. We have entered a not guilty plea to the charges against us.

Lifting of Proposed GSA Debarment. On July 31, 2003, the U.S. General Services Administration (the “GSA”) issued a Notice of Proposed Debarment, which would exclude us from new federal programs, but not affect our existing contracts with federal government customers. After we addressed the GSA’s concerns about our internal controls and ethics program, the GSA lifted the proposed debarment on January 7, 2004, and we are again eligible to receive new federal government business and contract extensions.

Changes to Management and Board of Directors. Since January 2002, we have made extensive changes in the composition of our senior management and our Board of Directors. On April 29, 2002, Bernard Ebbers resigned as our President and Chief Executive Officer. In addition, we subsequently terminated or accepted the resignations of various financial and accounting personnel involved in the preparation of the financial statements referred to above, including our then chief financial officer and corporate controller.

On December 16, 2002, Michael D. Capellas joined MCI as our Chairman and Chief Executive Officer. We have also appointed a new President and Chief Operating Officer, a new Chief Financial Officer, a new General Counsel, a Chief Ethics Officer, a new Treasurer, a new Corporate Controller, a new head of Human Resources, and a new Chief of Staff. In addition, we have accepted the resignations of all members of our Board of Directors who served at the time we filed for bankruptcy. In the summer of 2002, we appointed three new directors. We have also appointed seven additional individuals to be new members of our Board of Directors, and their appointments will be effective on the date our plan of reorganization becomes effective.

For additional information on the above matters, see “Item 3—Legal Proceedings” and “Item 10—Directors and Executive Officers” below.

Company Background

Since our inception, we have grown significantly as a result of numerous acquisitions. On September 14, 1998, we acquired MCI Communications Corporation, one of the world’s largest providers of telecommunications services. On October 1, 1999, we acquired SkyTel Communications, Inc. (“SkyTel”), a leading provider of messaging services in the United States. On July 1, 2001, we acquired Intermedia Communications Inc. (“Intermedia”), a provider of voice and data services, and, as a result, a controlling interest in Digex, Incorporated (“Digex”), a provider of managed web and application hosting services. On November 17, 2003, we acquired the remaining equity interests in Digex.

Business Segments

We operate primarily through three business units, each of which focuses on the communication needs of customers in specific market segments:

•	Business Markets serves large domestic and multinational businesses, medium size domestic businesses, government agencies and other communication carriers;

•	Mass Markets serves residential and small size business customers; and

•	International serves businesses, government entities and communication carriers outside the United States.

We also own approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. (“Embratel”), which is a Brazilian voice and data communications company. Because we own a controlling interest in Embratel, we consolidate Embratel in our consolidated financial statements. Embratel is operated by its own management and employees. On November 12, 2003, we announced our intention to sell our interest in Embratel.

The table below shows the revenues of our business segments for each of the three years in the period ended December 31, 2002. Other revenues include fees earned from telephone companies that terminate calls on our network and other revenues not allocated to our business segments. See Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the results of our business segments.

	Year Ended December 31,
	2002	2001	2000
	(In Millions)
		(Restated)
Business Markets	$16,980	$20,420	$21,149
Mass Markets	7,170	8,318	9,238
International	3,477	3,032	2,784
Embratel	3,603	4,593	4,808
Other	972	1,305	1,365

Total	$32,202	$37,668	$39,344

Strategy

Our strategic objective is to become the industry leader in Internet, data and voice communications. To achieve this objective, we aim to:

•	Provide the highest levels of performance, security and reliability. We offer the fastest speeds available for Internet and data communications, use multiple layers of advanced security for communications on our network and seek to maintain a higher level of network availability than any major competitor. We are integrating multiple access methods, applications and network protocols to provide maximum flexibility for satisfying our customers’ communication needs.

•	Deliver customer value through simplicity and innovation. We are increasing the value of our services through bundling, managed services and customized solutions. We are making it easier to do business with us by simplifying our network architecture and further improving our customer support. We are developing innovative technologies and services using our Internet protocol expertise.

•	Leverage both our global reach and our partners’ capabilities. We own and operate one of the largest global communication networks and are enhancing its capabilities to provide even more effective solutions for our customers. We are working with partners to expand ways that customers can access our networks, solve complex voice and data communication needs and purchase network and application services.

•	Actively lower our operating costs. We are lowering our costs so that we are better positioned to offer our customers superior value in the network facilities and associated services they obtain from us while earning a sufficient return on our network investments. We believe this focus is particularly important because we anticipate continued pressure on market pricing.

•	Position ourselves for the convergence of network communications and computing. We believe that industry trends are leading to a convergence of network communications and computing, and we see opportunities to develop a global computing network through which we would help customers distribute software applications, bill for usage and store and distribute data. Through these opportunities, we expect to broaden our role in the communications, data management, data delivery and information processing activities of our customers.

•	Build public trust. We are striving to restore and build trust through strict adherence to the highest ethical standards in everything we do. Our pursuit of high achievement will be coupled with careful attention to how our achievements are attained.

Industry and Market Overview

We estimate that approximately $1 trillion was spent worldwide in 2002 on telecommunication services, and about two-thirds of this amount was spent on fixed wireline services including voice, data and Internet communications. The United States accounts for approximately 40% of worldwide spending on fixed wireline services and is the largest individual market.

We have strategically positioned ourselves for the increasing global nature of communications with one of the world’s most extensive owned and operated networks. Our primary operations are in the largest market, which is the United States. This is augmented with network facilities, local offices and operations centers around the world to directly serve expanding customer needs for global communications. The benefits for our customers include the ease and simplicity of dealing with a single company for worldwide communications and the uniformity with which their needs are satisfied. We believe that this strategic position gives us a distinct competitive advantage in serving multinational companies and other entities engaged in worldwide communications.

The large size of the communications industry reflects the high level of growth achieved during the 1990’s. Through extraordinary levels of capital investments plus technological advancements, the capacity of communication networks increased at a rate even greater than the significant increase in customer spending on communications services during this period. More recently, slower growth in the communications industry, coupled with a general economic slowdown, has led to excess network capacity and changing customer requirements. Because of this changing environment, as well as operating limitations resulting from our bankruptcy proceedings, we have reduced our annual capital expenditures, and we are currently focusing on enhancements to the efficiency, functionality and reliability of our network operations, improvements in our customer service and the development of additional value-added services.

In the U.S. in 2002, we estimate that medium and large size businesses spent approximately $120 billion on fixed wireline voice, data and Internet services. Our Business Markets customers include such businesses and they are emphasizing the need for increased efficiency and productivity and are willing to outsource greater portions of their communication networks and the management of them. We believe that we should benefit from these developments since a key competitive strength is our sales, service and technical teams, who have extensive knowledge of network engineering and technology in addition to a thorough understanding of the communication needs of our customers. For many of our larger customers, our sales personnel and account representatives have long-standing customer relationships that have enabled the development of mutual understanding and shared experience in successfully solving communications problems.

We estimate that in 2002 U.S. consumer and small business spending on fixed wireline services was almost $90 billion and $50 billion, respectively. Our Mass Markets unit serves customers in both of these market segments. We believe that about one half of U.S. consumer spending in 2002 was on local telephony services, about one fourth on long distance services and the remainder on Internet access and other services. We estimate that half of U.S. small business spending on fixed wireline services in 2002 was on local and long distance services and half on Internet and data services.

The market for telecommunications services is subject to intense competition, regulatory changes, product substitution, decreasing differentiation among service providers and statutory limits on telemarketing activities. As a result, there have been significant shifts in the share of the overall market accounted for by the various segments and decreasing prices. In addition, several companies have experienced severe financial pressures and some, including our company, have declared bankruptcy and undertaken financial reorganization. Other competitors have exited the market and, in some cases, been forced to liquidate.

The Telecommunications Act of 1996 (the “Telecom Act”) has substantially changed the regulatory environment within the voice telephony market by enabling regional telephone companies to provide long distance calling services. As of the end of 2003, all of the regional phone companies have received FCC approval to offer long distance in each of the states in their respective regions. This regulatory change has provided important competitive advantages for regional companies operating as incumbent local exchange carriers due to their historic monopolistic control over local markets and their resulting ability to bundle local and long distance service as well as high speed Internet access services.

While the regional telephone companies have benefited from gaining access to the long distance market, the Telecom Act has also created expanded opportunities for us and other companies to compete in the markets for local service. The Telecom Act established a framework that enables non-incumbent companies to purchase certain network capabilities from incumbent local exchange carriers. As a result, we and other companies have become competitive local exchange carriers and are providing local voice service in numerous areas of the United States. By the end of 2002, the competitive local exchange carriers had less than a 15% share of the market for local telephony services but were seeking to grow their presence in the local markets. However, the ongoing ability of competitive local exchange carriers to compete in these markets will depend upon the continuation of fair regulatory rules and economical prices for the purchase of network capabilities from the incumbent local exchange carriers.

In the international markets, we estimate that business customers spent approximately $190 billion in 2002 on fixed wireline data, Internet and voice communication services. While many international markets are growing more rapidly than the U.S. market, the structure and competitive conditions of the telecommunications industry varies from country to country. In most countries, we compete with incumbent communications providers that have historically dominated the markets for local, long distance and international service within the country. Some of the incumbents continue to be wholly or partially government-owned and some have special regulatory status along with exclusive rights to provide certain services. In addition to the incumbents within each country, we compete with international carriers like AT&T and Cable & Wireless and, in some countries, with companies that are affiliated with an incumbent in another country, such as Equant, which is an affiliate of France Telecom, and BT Global Services, which is a division of British Telecom. Compared to other non-incumbent companies in the international markets, we differentiate ourselves by having owned or leased network facilities in most of the major markets worldwide.

Business Markets

Our Business Markets unit is one of the world’s leading providers of services to meet the technologically complex data and voice communication needs of large domestic and multinational businesses, medium size domestic businesses, as well as numerous federal, state, local and foreign government entities. Business Markets also provides wholesale network capacity and switching services to large Internet service providers, leading wireline and wireless telephone companies and cable television companies.

The revenues of our Business Markets unit represented 52.7% of our consolidated revenues in 2002, 54.2% in 2001 and 53.7% in 2000.

Services

Business Markets offers the following Internet, data, voice and managed services to businesses and governments:

Internet Services

Business Markets offers a comprehensive range of alternatives for customers to access the Internet. In addition, Business Markets provides sophisticated value-added services that make Internet communications more economical, efficient, reliable and secure as well as easier, faster and more effective in conveying data, information and entertainment. Although not currently comprising the largest portion of Business Markets’ revenues, Internet Services are an area of strategic focus that we are seeking to grow using both our position as owner of one the most extensive Internet protocol (“IP”) backbones as well as our considerable IP expertise.

Access services are built around our global Internet backbone providing connectivity in more than 2,700 cities in over 200 countries. Business Markets enables customers to access the Internet through dedicated broadband lines with speeds ranging from 768 kilobits per second to Gigabit Ethernet (equal to one billion bits per second) and up to OC-48 (2.5 billion bits per second). For customers using dial-up access, Business Markets uses approximately 3.2 million modems located throughout the world. Once connected, the customer’s traffic is routed over our networks to the desired location, whether on our network or elsewhere on the Internet.

Business Markets also provides Internet-based virtual private networks (“VPNs”) to customers desiring a high level of security when connecting their operating facilities, data centers, remote sites or mobile users over the public Internet. VPN services include encryption, bandwidth prioritization and centralized continuous monitoring and management. Customers for these services are attracted to the combination of using the low-cost public Internet network with the reliability and security we provide.

For high volume customers that desire a higher level of security and reliability for their VPN networks, Business Markets provides private Internet protocol (“PIP”) networks. We furnish PIP services using multi-protocol label switching (“MPLS”) to deliver voice, data and video traffic over our IP backbone network. Our use of MPLS also enables customers to continue utilizing their existing non-IP data and voice networks as they transition over time to operating on standard IP protocol.

In addition, Business Markets provides web hosting services that enable customers to outsource portions of their Internet operations so that they can more rapidly and cost-effectively provide online information and business transaction capabilities to their own customers and to employees, suppliers, investors and other interested parties. These services are offered to customers directly by MCI and through our Digex subsidiary and are provided through 184 standard data centers and 20 premium data centers that operate 24 hours a day with enhanced service levels. The web hosting services of Business Markets include technical support and performance management for hardware, operating systems and applications. Other web hosting services include database management, server collocation, storage services, customized web site activity reporting, stress testing, firewall management, virus detection and elimination and other enhanced security services.

Internet services revenues of Business Markets were $3.6 billion (11.2% of our consolidated revenues) in 2002, $3.9 billion (10.4% of our consolidated revenues) in 2001 and $3.4 billion (8.4% of our consolidated revenues) in 2000.

Data Services

Business Markets uses our frame relay, asynchronous transfer mode and Internet protocol networks to provide high bandwidth data transmission services over both public and private networks.

Frame relay services allow cost-effective and secure high-speed interconnection of data centers, local area networks, remote facilities, branch offices, point of sale terminals and other sites that send or receive data. Frame relay is a high-speed communications technology that divides the information into frames or packets. Through our frame relay switches strategically located in 47 countries and our correspondent relationships, Business Markets offers frame relay services in over 70 countries. In addition, our network access relationships with other communication companies enable customers to access frame relay locations in most countries in the world.

Asynchronous transfer mode (“ATM”) services enable the integration of data, voice, video and multimedia communications over a single network. This consolidation of applications onto one network reduces network, equipment and operational costs. Through our ATM switches in 21 countries and interconnects with other data networks, Business Markets can extend ATM connectivity throughout most of the world.

For customers with high volume data transmission requirements or the need for heightened levels of security or availability, Business Markets provides private line services in which a customer contracts for the use of a specific circuit on a dedicated basis. The private line connects directly to our network, thereby reducing originating access costs compared to using “switched” access that is shared among many network users. Business Markets offers dedicated circuits as Metro Private Lines between two points in a single metropolitan area, Domestic Private Lines linking points within the United States and International Private Lines connecting points around the world.

For customers with less demanding data transmission requirements, Business Markets connects the customers to our network using switched access. For these services, Business Markets charges the customer based on the time that its network and switch facilities are utilized.

Data services revenues of Business Markets were $7.5 billion (23.4% of our consolidated revenues) in 2002, $9.1 billion (24.3% of our consolidated revenues) in 2001 and $9.0 billion (22.8% of our consolidated revenues) in 2000.

Voice Communication Services

Through our local, long distance and international voice communication services, the customers of Business Markets can call to anywhere in the United States and to virtually any telephone number around the world. High volume customers are connected to our global voice network through dedicated access lines, while lower volume customers are connected through switched access provided either by us or an incumbent local exchange carrier. Besides traditional telephone service, Business Markets also offers its customers calling cards, voice messaging, speed dialing and information service access.

In addition, Business Markets offers its customers the following value-added voice communication services:

•	Toll-free service—We provide basic toll-free service and enhanced service with call routing based on the time of day or programmed to balance the use of multiple service centers. We also supply voice recognition capability to enable automated telephone access to databases and other electronic information services.

•	Conferencing—We provide audio and video teleconferencing on both an automated basis and a moderator-assisted basis. In addition, we provide web-based audio and video conferencing hosted over the Internet and operate conferencing centers in the United States, the United Kingdom and Hong Kong.

•	Bundled Voice Services—We offer local, long distance and international calling services bundled with data or Internet services at pricing that is more economical to customers than separate purchases. For example, voice services may be bundled with Internet dial-up or private line access, with firewall or other security services, or with a router and Internet access.

•	Voice over Internet service—As one of our information services, we provide multi-location customers in the United States with local, long distance and international telephone service integrated with the customer’s IP network, lowering the overall cost of a customer’s Internet and telephony communications. Most of these services are marketed under the MCI Advantage product name. In addition, during December 2003, we announced that Time Warner Cable had contracted for us to assist with the provisioning of voice over Internet services to customers of Time Warner Cable in 13 U.S. metropolitan areas. We currently expect that these services for Time Warner Cable will generate revenues for us commencing in 2004.

Voice services revenues of Business Markets were $5.8 billion (18.1% of our consolidated revenues) in 2002, $7.4 billion (19.5% of our consolidated revenues) in 2001 and $8.8 billion (22.5% of our consolidated revenues) in 2000.

MCI Solutions

The MCI Solutions group within Business Markets provides comprehensive telecommunications industry expertise and broad understanding of network technology to solve customer problems and facilitate successful execution of their business operations. In addressing a customer’s specific needs, MCI Solutions integrates specialized knowledge inside of our company with highly regarded firms outside of our company that have leading positions in relevant technical areas. We aim to deliver value-added solutions, strengthen our relationship with customers and integrate our problem-solving capabilities into the customer’s internal business process.

For customers interested in creating, expanding or altering their networks, MCI Solutions provides network planning, design, implementation and optimization services. This may involve the configuration and installation of the customer’s equipment, the design of custom or dedicated network operating centers and security services, including firewalls, virus detection and elimination and the encryption of traffic over the customer’s network for added security.

For customers operating contact centers, MCI Solutions offers a variety of enhanced services for voice contacts as well as other contact mediums such as email and web site contacts. These services include routing for work load balancing among multiple contact centers and among individual agents, as well as routing to match contacts with the skills of agents. Other services include voice recognition and speech automation. During 2003, over one billion minutes per month of enhanced voice calls were handled through these services provided by MCI Solutions.

For customers that outsource all or portions of their communications operations, MCI Solutions provides a variety of managed network services. These services extend from the operation and maintenance of individual network devices to the complete management of sophisticated global networks. Activities conducted on behalf of our clients include network monitoring and trouble-shooting, on-site repair services and the management of applications such as e-mail and other business programs that are used across a business enterprise or government agency. As of October 2003, we managed over 2,700 customer networks, including approximately 190,000 individual devices located in 120 countries.

We do not separately account for the revenues of our managed services and solutions business. The revenues for this business are included in the revenues noted above for our Internet, data and voice communication services.

Sales and Marketing

Our Business Markets unit serves its customers through approximately 6,500 sales and support employees. These representatives include highly trained and experienced network engineering, technology and operations experts, some of whom have long-standing relationships with specific customers and whose understanding of customer communication needs is a key aspect of the market strategy of Business Markets.

Business Markets’ sales and support representatives are organized into two groups, each of which covers different market segments.

•	Retail Accounts include the following:

—	Global accounts, which are large multinational businesses with needs for sophisticated, high volume network communication services that connect many worldwide locations;

—	Commercial accounts, which are medium and large U.S.-based enterprises;

—	Government accounts, which are federal, state and local government entities within the United States and abroad with needs for voice, Internet and data network communication services; and

—	Indirect channel accounts, which are system integrators and value-added resellers that resell our services to their customers in combination with other products and services.

Retail Account customers generated revenues of $11.9 billion in 2002 (37.0% of our consolidated revenues).

•	Wholesale Accounts are Internet access providers, other telecommunication carriers and communication service resellers. These customers contract with Business Markets for high capacity bandwidth either to use as part of their own communication networks or to resell on a retail basis to their own customers. During 2002, Wholesale Account customers generated revenues of $5.1 billion (15.7% of our 2002 consolidated revenues).

Mass Markets

Our Mass Markets business unit is a leading provider of voice telephone and Internet communication services to residential and small business customers in the United States. Subscription services include local, long distance, and international calling, operator assisted calling, inbound toll-free services, calling card services, collect calling and Internet access. Transaction services include products such as 10-10-220, 10-10-987, 1-800-COLLECT and pre-paid calling cards.

The revenues of our Mass Markets unit represented 22.3% of our consolidated revenues in 2002, 22.1% in 2001 and 23.5% in 2000.

Subscription Services

Mass Markets offers the following subscription services to consumers and small businesses in the United States:

•	Long Distance Voice Communications—Mass Markets offers domestic and international long distance services to customers throughout the contiguous 48 states and in the District of Columbia. Customers of Mass Markets can call anywhere within the United States and to over 200 countries throughout the world.

•	Local Voice Communications—Mass Markets offers local service plus added features such as caller identification, call waiting, call forwarding, three-way calling and voice mail in the contiguous 48 states and the District of Columbia. Mass Markets provides local service primarily through unbundled network elements leased from incumbent local exchange carriers and, to a lesser extent, through MCI’s own switches.

•	High Speed Internet Access—In the second quarter of 2003, Mass Markets began offering high speed Internet access through our own facilities and also through resale arrangements with other providers. In December 2003, such access was offered in 34 states and the District of Columbia.

Mass Markets has “The Neighborhood built by MCI” as its primary brand and product portfolio, consisting of bundled local, long distance and Internet subscription services. Using its knowledge and experience in segmenting the consumer market, Mass Markets has designed variations of The Neighborhood that appeal to consumers with varying telecommunications usage patterns and lifestyle differences. Each of the variations bundles a unique combination of services and targets a different price and feature level.

Subscription services revenues of Mass Markets were $5.8 billion (18.1% of our consolidated revenues) in 2002, $6.8 billion (17.9% of our consolidated revenues) in 2001 and $7.4 billion (18.9% of our consolidated revenues) in 2000.

Transaction Services

Mass Markets also provides transaction services where customers use long distance services on a pay-per-use, non-subscription basis.

The transaction services of Mass Markets consist of the following five branded offerings:

•	10-10-220—The primary feature of this dial-around offering is a block of time for one flat rate. The product is offered through Telecom*USA, a subsidiary of MCI.

•	1-800-COLLECT—This dial-around product was introduced in 1993 and continues to serve customer needs as a convenient and economical alternative to dialing zero.

•	10-10-321—This dial-around product was originally designed to reward customers for longer-duration calls. In 2002, the product’s pricing was changed to a flat rate per minute structure. This product is offered through Telecom*USA.

•	10-10-987—This dial-around product is designed to provide a competitive price point for value-oriented customers and is offered through Telecom* USA.

•	Prepaid Calling Cards—Prepaid calling cards are primarily distributed through retailers, often using co-branded or retailer-branded cards.

Transaction services revenues of Mass Markets were $1.3 billion (4.1% of our consolidated revenues) in 2002, $1.6 billion (4.1% of our consolidated revenues) in 2001 and $1.8 billion (4.6% of our consolidated revenues) in 2000.

Sales and Marketing

Mass Markets employs a variety of sales channels to market its subscription residential and small business services to current and prospective customers. These channels include telemarketing, customer service and direct response marketing.

The primary channel for subscription services is telemarketing, which enables contact with a large and diverse number of individuals as well as a favorable cost to gain additional customers. Mass Markets utilizes both its own employees and outsourced third party telemarketing firms. In addition to contacting prospective customers, telemarketing is used to sell additional services to existing customers. Due in large part to the implementation of do-not-call lists limiting the telephone numbers accessible by telemarketing, Mass Markets is placing increasing emphasis on other sales channels (see “Regulation—Do Not Call Registries”).

Another important subscription sales channel for Mass Markets is customer service. As with telemarketing, Mass Markets operates its own customer service centers as well as outsources some customer service operations to third party firms. To increase effectiveness in assisting customers and selling additional lines and services, customer service operates 24 hours a day and provides customer support in eleven languages.

Direct response marketing for subscription services includes direct mail, television advertising, on-line marketing and the use of marketing partners to offer customers unique awards and benefits. For selling subscription services to both residential and small business customers, Mass Markets also utilizes a direct sales force which includes our own employees as well as agents.

For transaction services such as 10-10-987 and 1-800-COLLECT, we use direct response marketing, including television advertising and direct mail.

International

Our International business unit provides a broad range of Internet, data and voice communications services through a combination of our own network facilities located in 52 countries and our correspondent relationships with other carriers in more than 150 countries throughout the world.

The largest operations of our International business unit cover Europe, the Middle East and Africa (“EMEA”). Within EMEA, we operate through wholly owned subsidiaries in Austria, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Israel, Italy, Ireland, the Netherlands, Norway, Poland, Portugal, Spain, South Africa, Sweden, Switzerland and the United Kingdom. In Belgium and Luxembourg, we operate through a joint venture company. Our facilities in EMEA include a pan-European fiber optic high speed network of almost 10,000 miles that links the United Kingdom, France, Germany, Italy, Switzerland, the Netherlands and Belgium. We also operate metro area fiber optic networks in several major European cities, including London, Paris, Frankfurt, Hamburg, Dusseldorf, Amsterdam, Rotterdam, Stockholm, Brussels, Dublin, Geneva, Zurich and Milan, as well as seven data centers within EMEA connected to our network.

In the Asia Pacific region, we offer services over owned and leased facilities in Australia, New Zealand, Singapore, Hong Kong, Japan, Taiwan and South Korea. In China, Thailand, Indonesia, Malaysia, the Philippines, and India, we offer data services through commercial arrangements with several local companies. We own or lease capacity on undersea cable systems linking China, Japan, Australia and New Zealand and other countries in the Asia Pacific region and linking these countries to our networks in the United States. We also operate metro fiber optic networks in Tokyo, Osaka, Sydney, Melbourne and Singapore as well as ten data centers in Asia connected to our network. Our IP network in Asia is interconnected by a pan-Asian IP backbone and is directly connected to our global IP network.

In Latin America, we operate through wholly owned subsidiaries in Argentina, Chile, Colombia, Panama, Peru, Puerto Rico and Venezuela. In Brazil, we operate Proceda, a wholly owned outsourcing company, and through Embratel, which we discuss below. In Mexico, we operate through Avantel S.A., in which we own approximately a 45% economic and voting interest. We also operate SkyTel paging operations through joint venture companies in Mexico and Guatemala.

In Canada, we operate through a wholly owned subsidiary that provides voice, data and Internet services using owned and leased facilities.

The revenues of our International unit represented 10.8% of our consolidated revenues in 2002, 8.0% in 2001 and 7.1% in 2000. For percentage of revenue by region, refer to Note 23 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Services

We provide our international customers with Internet, data and voice communication services. These services are similar to the corresponding services provided by Business Markets to its customers (see “Business Markets—Services”). We also emphasize value-added services such as customized solutions for network design, configuration of customer premises equipment, proactive network monitoring, managed hosting as well as authentication, firewall and virus scanning services.

Sales and Marketing

Our International business unit generally seeks three different types of customers. The first are middle and large size businesses with the need for voice, data and Internet communications either internationally or within the countries in which they are located. The second are telecommunications carriers that purchase inter-regional and international transport services from us on a wholesale basis. The third are the branch operations of large multinational corporations that may be headquartered in the United States or overseas. Communication services to these multinational corporations are sometimes provided by our International business unit, but they are more typically Global Account customers of our Business Markets unit.

Embratel

We own approximately a 52% voting interest and a 19% economic interest in Embratel Participações S.A., which had total revenues of $3.6 billion in 2002, $4.6 billion in 2001 and $4.8 billion in 2000. On November 12, 2003, we announced that we intend to sell our economic and voting interests in Embratel and have engaged advisors to assist with the sale. As part of such a sales transaction, we plan to maintain a commercial relationship with Embratel and continue to utilize Embratel in serving our customers’ communication needs in Brazil. The sale of our ownership stake in Embratel is contingent upon our achieving satisfactory terms with a potential buyer and is subject to the approval of our board of directors, consents from any applicable regulatory agencies and third parties and, if the sale occurs prior to our emergence from bankruptcy, the approval of the Bankruptcy Court.

Embratel’s business consists primarily of providing domestic long-distance, Internet, data and international communications in Brazil to businesses and consumers. Service products include high-speed data transmission, Internet, frame relay, satellite and packet-switched data communication, toll-free service and switched and dedicated long-distance service. As a result of regulatory change in Brazil’s telecommunications industry, Embratel began providing local telephone services to its top corporate customers in Brazil’s major cities in the fourth quarter of 2002 and, in 2003, acquired Vesper S.A., a local telephone company.

Embratel owns the largest long-distance telecommunications network in Latin America, providing both national and international connections to thousands of businesses. The network connects all of the regional fixed-line and cellular operators throughout Brazil. Embratel is the main provider of high-speed data transmission and Internet services in Brazil, utilizing the largest network of broadband fiber optic transmission systems. The domestic long-distance and international transmission facilities extend to all 26 states of Brazil and the Federal District and include fiber optic, digital microwave, satellite and copper wireline networks.

The following table shows Embratel’s operating revenue by service as a percentage of its total net operating revenue. Other services include local telephone services, as well as text, telex, sound and image transmission and mobile satellite and maritime communications.

	2002	2001	2000
Domestic long-distance	61.3%	61.1%	58.4%
International long-distance	9.4%	11.5%	14.5%
Data communication	25.8%	24.3%	23.9%
Other services	3.5%	3.1%	3.2%

Total	100.0%	100.0%	100.0%

Network

We operate one of the world’s largest and most sophisticated networks for Internet, data and voice communications. On a typical day, our network processes billions of messages, including 700 terabytes (equal to 700 trillion bytes) of data and over 370 million telephone calls consisting of approximately one billion minutes of voice communications. The network described within this section is utilized by each of our three primary business units, which are Business Markets, Mass Markets and International. Our fourth business unit is Embratel, which operates its own network that is described in the section titled “Embratel.”

Our long-haul network consists of approximately 98,000 route miles of fiber-optic cable that is capable of transporting traffic at speeds of 10 gigabits (10 billion bits) per second and connects with over 3,400 other networks around the world. Our IP network is one of the world’s largest and fastest, with connectivity to more than 2,700 cities in more than 200 countries across six continents. We also operate global frame relay and ATM data networks.

In addition to our Internet and data networks, we operate a voice communications network handling telephone calls within the United States and around the world. Our global voice network is comprised of over 300 switches, and calls are automatically completed through more than 100 possible routes. Reliability of the voice network is maximized using a process called Dynamically Controlled Routing (“DCR”) and by employing synchronous optical network (“SONET”) rings. DCR monitors each trunk in the network for any path degradation such as congestion or fiber cuts and, as necessary, dynamically reroutes calls to alternative non-degraded paths. SONET rings allow restoration of service within 50 milliseconds following a network failure.

As part of our overall network, we have an extensive metropolitan high-speed data network of over 13,000 route miles serving customers in all major United States and key international cities. We have local-to-global-to-local connectivity to over 91,500 buildings (with over 7,900 buildings directly connected to our network and approximately 83,600 indirectly connected) utilizing over 2,250 data switches. Deployed in business centers throughout the United States, Western Europe, the United Kingdom, Japan, Australia and Singapore, our local networks are constructed using closed-loop self-healing fiber rings.

In addition to land-based network facilities, we own or lease fiber optic capacity on most major intercontinental undersea cable systems in the Atlantic and Pacific Ocean regions. We also own and operate 36 gateway satellite earth antennas that enhance our ability to offer Internet, data and voice communications to and from locations throughout the world.

In view of the substantial capacity of our networks and the slowdown in telecommunications spending by customers in recent years, we have focused our network planning and engineering efforts on further reliability and efficiency rather than expanding network capacity. Through these efforts, we have achieved service levels that lead the telecommunications industry. In both 2002 and 2003, we had the lowest level of FCC reportable outages, with the next best performing major competitor reporting approximately twice as many total outages as our company.

With regard to efficiency, we continue to deploy Dense Wavelength Division Multiplexing (“DWDM”) technology that allows an optical fiber to carry multiple wavelength signals. Originally, this technology allowed eight different wavelength signals to be transmitted. We have been a leader in further developing DWDM technology, enabling the deployment of systems capable of carrying 64, 80 and 160 separate wavelength signals per fiber. Consequently, we are able to handle additional network traffic at low incremental capital costs and with up to 160 channels within an optical fiber operating at 10 gigabits per second.

With one of the world’s largest and fastest IP networks, we have a strategically important position within the communications market. This is due to the extremely rapid growth of Internet usage resulting from the increasing availability of high speed broadband access, the decreasing cost of all types of Internet access, the expanding volume of informative and entertaining content, the continued improvement in email and instant messaging, and the ever increasing number of personal computers and other devices for accessing the Internet. Corporations and government entities have responded by developing additional applications to run over the Internet that allow communications and e-commerce transactions with customers, communications with employees and the transfer of data among offices and operating units.

As the Internet continues to evolve, the telecommunications market is shifting its focus from individual services based on distinct and separate circuit technologies to the convergence of voice and data services onto single networks. Also, for greater efficiency, simplicity and economy, corporations and governments are increasingly standardizing their applications and communication devices to operate on IP technology.

Our strategy of converging our Internet, data and voice traffic onto a common IP backbone is driven by these technological and market trends and on the strong competitive position of our IP network. The common IP backbone we envision will integrate our IP network and our existing frame relay, ATM and voice networks modified to operate under a unified standard IP protocol.

As part of this convergence strategy, we have incorporated advanced call processing Soft Switches into our network that can simultaneously handle both traditional dedicated-circuit voice traffic as well as voice-over-IP (“VoIP”) traffic. VoIP divides voice communications into digital packets and, instead of using a dedicated circuit, the individual packets seek the most efficient route over multiple transmission lines within IP networks before being reassembled at the destination point.

In addition to voice communications being handled as VoIP, an increasing portion of data, video and software applications traffic is being converted to digitized packets for routing across IP networks. In recognition of this, we have also installed Multi-Service Gateways that enable our customers to transmit voice, frame relay and ATM IP traffic across our high-speed IP network.

We believe that these developments represent the initial stages of the convergence of network communications and computing. In this environment, we expect the development of grid computing in which computing, storage and applications will be offered to customers as network utilities and made available on an as-needed basis. Similarly, technology known as web services is expected to greatly simplify the ability of separate software applications to communicate and work together across IP networks.

Through our strategy of integrating our network onto a common IP backbone and enhancing its capabilities, we are seeking to position ourselves as a provider of emerging services such as grid computing and web services. At the same time, our convergence strategy encompasses our existing frame relay, ATM, IP and voice communication services. Our objective is to have the ability to deliver all of these services to any customer regardless of where they are located or how they are connected to our network. This should produce cost savings for us and our customers, as well as improve our flexibility in delivering services and enable rapid introduction of new services on a global basis.

Patents, Trademarks and Service Marks

We own or have licenses to various patents, trademarks, service marks, copyrights and other intellectual property used in our business. We do not believe that the expiration of any of our intellectual property rights, or the non-renewal of those rights, would materially affect our results of operations.

Competition

The telecommunications industry is highly competitive. Factors contributing to the industry’s increasingly competitive market include regulatory changes, product substitution, technological advances, excess network capacity and the entrance of new competitors. In this environment, competition is based on price and pricing plans, the types of individual services offered, the combination of services into bundled offerings, customer service, the quality and reliability of services provided and the development of new products and services.

Our competitors include the following:

•	regional phone companies, such as Verizon Communications, SBC Communications, BellSouth Corporation and Qwest Communications, which are now permitted to offer long distance and other services;

•	other telecommunications companies, such as AT&T, Sprint and Level 3 as well as numerous competitive local exchange carriers;

•	wireless telephone companies, such as Verizon Wireless, Cingular, Sprint PCS, AT&T Wireless, Nextel and T-Mobile, which have increased their network coverage, improved service quality, lowered prices and gained market share from providers of wireline voice communications;

•	cable television companies, such as Comcast and Cox, which are offering high-speed Internet access and expanding their offerings of voice telephony services; and

•	equipment manufacturers, such as IBM and Cisco, which may provide consulting and outsourcing services in addition to producing telecommunications devices and systems.

Internationally, we compete primarily with incumbent telephone companies, some of which have special regulatory status and exclusive rights to provide certain services and have historically dominated their local markets. We also compete with other international service providers, some of which are affiliated with incumbent telephone companies in other countries.

Employees

As of December 31, 2002, we employed approximately 62,700 full and part-time employees, not including the approximately 12,000 employees of Embratel. As of December 31, 2003, we employed approximately 56,600 full and part-time employees, not including Embratel’s approximately 12,500 employees. The reduction in employees reflects our efforts to align personnel levels to the reduced spending levels in the telecommunications markets and our lower revenues.

Compared to other companies in the telecommunications industry, we have few employees who are represented by labor unions. As of December 31, 2002 and December 31, 2003 and excluding Embratel, we had 380 and 349 union employees, respectively, which is equal to less than 1% of our total employees. As of December 31, 2002, approximately 37% of Embratel’s employees were affiliated with state and/or municipal labor unions with which Embratel negotiates labor agreements.

As of December 31, 2003, our Business Markets unit employed approximately 15% of our total employees (not including those of Embratel), Mass Markets employed 32%, International employed 7% and approximately 46% were employed in our network operations, systems engineering and corporate functions. Approximately

86% of our total employees (not including those of Embratel) are located in the United States and 14% are located outside of the United States. Over 99% of Embratel’s employees are located within Brazil.

Regulation

We are subject to varying degrees of federal, state, local, and international regulation. In the United States, our telecommunications subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Generally, our telecommunications subsidiaries must be licensed separately by the public utility commission (“PUC”) in each state to offer local exchange and intrastate long distance services. No PUC, however, subjects us to rate of return regulation. Nor are we currently required to obtain authorization from the FCC for installation or operation of our network facilities used for domestic services, other than licenses for specific multi-channel multipoint distribution services (MMDS), wireless communications services, terrestrial microwave, and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of our international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. No assurance can be given that changes in current or future regulations adopted by the FCC, state, or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

The FCC’s Local Competition Rules. In August 1996, the FCC established nationwide rules pursuant to the Telecom Act, designed to encourage new entrants to compete in local service markets through interconnection with the incumbent local exchange companies (“ILECs”), resale of ILECs’ retail services, and use of individual and combinations of unbundled network elements (“UNEs”) owned by the ILECs. “Network elements” are defined in the Telecom Act as any “facility or equipment used in the provision of a telecommunications service,” as well as “features, functions, and capabilities that are provided by means of such facility or equipment.” UNEs are network elements provided on an unbundled, or separately priced, basis. The FCC makes certain network elements available on an unbundled basis after considering whether the failure to provide those network elements would impair the ability of the telecommunications carrier seeking access to provide the services that it seeks to offer. One combination of UNEs, known as the unbundled network element platform (“UNE-P”), encompasses all the elements necessary to provide local telephone service. As a competitive local exchange carrier (“CLEC”), we rely upon UNEs, and in particular UNE-P, to provide local services, broadband services, and advanced services to consumer and business customers. Substantial reduction in ILEC unbundling requirements, including any near-term reduction in the availability of UNE-P, would limit our future range of options in provisioning local services to customers.

Numerous issues related to the FCC’s local competition rules have been reviewed by the courts and have been periodically reviewed by the FCC. In December 2001, the FCC initiated a “Triennial Review” of the unbundling requirements applicable to UNEs. The FCC also began an examination of whether certain high capacity and broadband services offered by ILECs were subject to sufficient competition such that they no longer needed to be regulated as “dominant.” In February 2002, the FCC established another proceeding to consider whether broadband Internet access, or “DSL service,” provided by ILECs should be treated as an information service and not subject to common carrier regulation or unbundling requirements on behalf of unaffiliated Internet service providers (“ISPs”).

On February 20, 2003, the FCC announced its decision in the UNE Triennial Review proceeding, and it released the text of the order on August 21, 2003. The new FCC rules took effect on October 2, 2003, though portions were temporarily stayed by a reviewing court. The FCC’s decision maintained many aspects of the prior unbundling rules, and gave state PUCs a major role in determining if and where use of UNE-P and certain other network elements would be permitted. Specifically, although the FCC made nationwide determinations that incumbent LECs must unbundle certain switching, transport, and high capacity loops, the FCC also directed state commissions to conduct granular inquiries pursuant to standards established by the FCC in order to determine in which geographic areas there is impairment. The state proceedings were to conclude within nine months of the effective date of the FCC Order, and during the pendency of the state proceedings, UNE-P was to remain available for residential and very small business customers (limited to three lines in zone 1 of the top 50 Metropolitan Statistical Areas). Transport and high capacity loops were also to remain available pending the state proceedings. The FCC order does not require ILECs to provide fiber loops on an unbundled basis to competitive broadband providers. Even before the FCC adopted its most recent order, we did not have meaningful access to ILEC fiber loops to serve broadband customers. The FCC’s decision also phases out the practice of joint use of loops known as “line-sharing,” which is used to provide DSL service over the same line used by the ILEC to provide voice service. Existing line sharing customers are grandfathered. Taken together, these latter aspects of the order will be significantly detrimental to the development of competition in broadband services because they relegate competitors to inferior and/or prohibitively costly facilities for delivering broadband services.

In September 2003, various ILECs filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit seeking to have the court vacate the UNE-P rules. On September 9, the Company filed its own Petition for Review to review other portions of the FCC’s order and rules. Other CLECs and several state public utility commissions, likewise filed Petitions for Review of the FCC’s order. All Petitions for Review of the FCC’s Triennial order (of which there are over 30) were consolidated and transferred to the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”).

On March 2, 2004, the D.C. Circuit issued a decision that vacated and remanded many of the portions of the FCC’s Triennial Review Order that the ILECs had challenged, including the unbundling of switching, which is a critical component of UNE-P. The Court’s decision also affirmed the portions of the FCC’s Order that had not required incumbents to lease unbundled elements for the provision of broadband services. The D.C. Circuit determined that its decision would take effect either May 1, 2004, or upon its denial of any petitions for rehearing if decided later than May 1. The decision, if left intact, may result in the incumbent local exchange carriers asserting that the Company has no legal authority to use UNE-P to serve local customers. Currently, the Company uses UNE-P to serve Mass Markets “Neighborhood” customers, many of whom also use our long distance service through bundled packages. Though the Company could seek to resell services provided by incumbent local exchange carriers or find other alternative means to provide service, the cost of such services would be substantially higher than our current cost of services. As a result, the D.C. Circuit’s decision, if not reversed, would have a material adverse effect on our Mass Markets segment’s ability to provide services on a competitive basis and sustain and grow its business. Three of the five FCC commissioners have publicly announced their intent to vote to seek certiorari from the Supreme Court and a stay, and the Company also intends to file a petition for certiorari in the United States Supreme Court and to seek a stay. We can provide no assurances that such petitions will be granted.

Pursuant to the FCC’s Triennial Review Order, the state PUCs had commenced “impairment” proceedings. In these proceedings, the states have been determining whether to uphold the FCC’s finding that MCI and other CLECs would be impaired in their ability to compete in local telecommunications markets without access to local switching (and certain other unbundled network elements) as an unbundled network element. After the D.C. Circuit Court’s decision, some state proceedings have been suspended. If the FCC’s order is reinstated, these determinations would continue to be made on a state-by-state basis and a finding that we are not impaired without access to the local switching UNE may cause us to change the method of providing local telephone service to our customers in certain areas of the country.

In addition, legislation was introduced in the 107th Congress that would have had the effect of making it more difficult for competitors to resell incumbent local phone company high-speed data services or to lease the UNEs used to provide those services. Although such legislation passed the U.S. House of Representatives, the 107th Congress ended without the Senate taking any action on the legislation. We cannot predict prospects for passage of similar legislation in the 108th Congress.

RBOC Provision of Long Distance Services. The Telecom Act requires the largest ILECs, the Regional Bell Operating Companies (“RBOCs”), to petition the FCC for permission to offer long distance services for each state within their region. Under section 271 of the Telecom Act, for these applications to be granted, the FCC must find, among other things, that the RBOC has demonstrated it has satisfied a 14-point competitive checklist to open its local network to competition, and that granting the petition is in the public interest. With the approval of Qwest’s 271 application for Arizona on December 3, 2003, all of the RBOCs now have received 271 approval for all of the states in their respective regions.

“Do Not Call” Registries. The Telephone Consumer Protection Act of 1991 authorized the FCC to create a national database of residential telephone numbers to which, with limited exceptions, companies would be prohibited from placing telemarketing calls. In 1992, the FCC declined to establish such a database, instead requiring carriers to create their own “Do Not Call” lists. In September 2002, the FCC initiated a rulemaking proceeding to revisit its previous decision. In December 2002, the Federal Trade Commission (the “FTC”) issued rules establishing a national Do Not Call registry. On July 3, 2003, the FCC also issued rules establishing a national Do Not Call registry. As of September 2003, over 50 million telephone numbers had been registered with the Do Not Call registry. Numerous states have enacted similar legislation requiring their state agencies to create such registries on a state-wide level. Because telemarketing has been our primary consumer sales acquisition tool, to the extent that the FCC’s adoption of such a registry affects the number of households to which we can place telemarketing calls, our sales could be reduced.

License Transfer Request. We, as debtor-in-possession, filed a request with the FCC in mid-June 2003 for consent for authority to transfer and/or assign our FCC licenses and authorizations to the reorganized entity, MCI, Inc., upon emergence from bankruptcy. Two petitions in opposition to the request were filed by the August 8, 2003 deadline and we filed our response to those petitions on August 18, 2003. The FCC approved our applications for transfer and/or assignment on December 19, 2003. The Office of Communication of the United Church of Christ and individual Margaret F. Snyder have filed appeals of the FCC’s approval, and those appeals have been consolidated and are pending before the U.S. Court of Appeals for the D.C. Circuit.

Regulatory Approval of CLEC Consolidation. We filed applications with a number of state PUCs seeking approval of the corporate transactions described in the Plan of Reorganization. We have received the approval of our applications from all state PUCs with whom we have filed.

Payphone Compensation. A group of payphone service providers (“PSPs”) has petitioned the FCC to double the rates paid by us and other carriers as compensation for dial-around service calls placed from the PSPs’ payphones. If the petitions were granted, these proceedings could negatively impact our costs and the profitability of our dial-around products.

Inmate Telephone Services. A group of alternative inmate service providers has filed two petitions with the FCC requesting that the FCC examine the telephone services provided to prison inmates. We provide a significant amount of interexchange collect call operator services to inmates and, if the petitions are granted, these proceedings could negatively impact our revenues.

Access Charges. Certain ILECs have challenged the method we use to calculate the amount of switched access charges owed by us for Percentage of Interstate Use. If the ILECs’ challenges are upheld, these proceedings could negatively impact our costs.

Voice over IP. The FCC has opened a proceeding on the regulatory framework that will apply to various VoIP services and will address the extent to which switched access charges will apply to VoIP traffic. The outcome that the FCC reaches on these issues could have a material impact on MCI’s business.

Suspension by the State of New Jersey. Effective February 9, 2004, the State of New Jersey (the “State”) suspended us from entering new State contracts. As a result of this action by the State, our name was removed from the State’s automated bidders list and was listed in the State Disqualification Report. The suspension does not affect our current contracts with the State or subcontracts that we may have with other vendors who contract with the State. We are pursuing an administrative appeal of the State’s decision.

International Regulation. We are subject, through our international operations, to regulations by foreign countries. These regulations are often as demanding as the requirements imposed on incumbent telephone companies, which frequently enjoy special regulatory status. We have played an active role in regulatory proceedings throughout Europe, at both the national and European Union levels, in an attempt to persuade regulators to impose measures that would reduce leased line costs and ensure timely delivery. Although many of the foreign countries where we operate are liberalizing their telecommunications markets, either as a result of domestic legislation or by virtue of international commitments, we are never certain as to the timing or continuation of these initiatives or as to whether we will benefit from such liberalization.

Overseas Fixed-to-Mobile Termination Rates. An increasing percentage of our U.S.-originated international voice calls terminate to mobile phones overseas. In addition, our overseas affiliates in a number of countries in Europe and in Asia originate voice calls, and a large proportion of these calls also terminate to mobile phones overseas. In both cases, we ultimately rely on a mobile operator, to whom we directly or indirectly pay mobile termination fees, to connect call to the mobile operator’s customer.

In general, the rates that we and other U.S. telecommunications carriers pay to our international correspondents for terminating U.S.-originated international voice calls to mobile phones overseas are much higher than corresponding international termination rates for wireline phones. Likewise, for overseas-originated calls, we pay significantly higher termination rates for calls made to overseas mobile phones than for calls made to overseas wireline phones.

We are actively encouraging the FCC and overseas governments to take appropriate action to reduce the rates required to be paid to terminate voice calls to mobile phones overseas. We cannot predict, however, whether the FCC and overseas regulators will eventually take action that will result in lower mobile termination rates.

Environmental Regulation. We are subject to various environmental, health and safety laws and regulations governing, among other things, the generation, storage, use and disposal of hazardous materials, the discharge of hazardous materials into the ground, air or water, and the health and safety of our employees. We have been required to pay fines in the past in connection with alleged violations of environmental laws, but these alleged violations have been resolved in all material respects. We have also been required, and may continue to be required, to remediate hazardous substance contamination at certain of our locations. Environmental laws are complex, change frequently and have tended to become stringent over time. We may incur additional capital or operating costs to comply with any such changes.

RISK FACTORS

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our results of operations and financial condition.

Risks relating to recent developments

Continuing negative publicity

As a result of the financial fraud committed by some of our former officers and employees and the resulting bankruptcy reorganization, we have been the subject of continuing scrutiny and negative publicity focused on these subjects. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could affect our financial performance or financial condition.

Continued scrutiny resulting from ongoing government investigations

Due in large part to the financial fraud committed by some of our former officers and employees and the resulting bankruptcy reorganization, we are the subject of various investigations by the SEC, the FCC, the U.S. Attorney’s Office and other governmental entities into our accounting and related controls, call routing practices and other matters. Our senior management team and Board of Directors have been required to devote significant time in the resolution process for these investigations and related matters. We continue to engage in dialog with these government agencies in order to reach reasonable conclusion to these investigations, but we cannot predict what the specific resolution for each of these investigations may be. In addition to penalties that have been announced to date, it is possible that we will be required to pay other material fines, consent to additional injunctions on future conduct, lose the ability to conduct business with government agencies under restrictive terms or lose our ability to conduct such business or suffer other penalties, each of which could have a material adverse effect on our business, financial condition and liquidity.

Identified weaknesses in our internal controls and corporate governance structures

On June 3, 2003, KPMG issued a letter identifying a substantial number of material weaknesses in our internal controls. In addition, reports finding numerous problems in our prior processes for corporate governance and internal controls have been released by the Special Committee of our board of directors, which conducted an independent investigation with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as their accounting advisors; Richard Thornburgh, the Examiner appointed by the Bankruptcy Court and a former Attorney General of the United States; and Richard C. Breeden, the Corporate Monitor appointed by the District Court and a former Chairman of the SEC. We are committed to addressing these deficiencies and have completed the action plans relating to all of the material weaknesses in internal controls set forth in the June 3, 2003 letter, subject to ongoing training and monitoring by management, and validation testing by internal audit. However, if we are unsuccessful in our focused effort to permanently and effectively remedy the weaknesses in our internal controls and to establish and maintain effective corporate governance practices, then this could adversely affect our ability to report our financial condition and results of operations accurately and in a timely manner and our ability to earn and retain the trust of our customers, suppliers and security holders. For more information, see “Item 9A—Controls and Procedures.”

Pending litigation

We are party to significant litigation, which is described in more detail in “Item 3—Legal Proceedings.” If any of these proceedings is decided against us, we could be subject to substantial damages or other penalties. These penalties and other effects of litigation could have a material adverse effect on our operating licenses, liquidity and financial condition.

We have postponed the filing of our most recent quarterly reports, and material information concerning our current operating results and financial condition is therefore unavailable.

We have postponed the filing of our periodic reports for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and the information to be contained therein is unavailable at this time. Although we intend to make these filings in the near future, we cannot state with certainty when complete financial and operational information relating to our first three quarters for 2003 will become available. When it is, it may reflect changes or trends that are material to our business.

SEC review may require us to amend our public disclosures

We continue to discuss our periodic filings with the staff of the SEC’s Division of Corporation Finance. As part of this discussion, we may receive comments from SEC relating to this Annual Report on Form 10-K and our other periodic filings. As a result, we may be required to amend this Form 10-K or other reports filed with the SEC in order make adjustments or additional disclosures.

Our emergence from bankruptcy is not assured

Our Plan of Reorganization was confirmed by the Bankruptcy Court on October 31, 2003. On February 25, 2004, the Bankruptcy Court extended the period of time for our emergence from bankruptcy to April 30, 2004. While we expect to emerge from bankruptcy in the near future, there can be no assurance regarding emergence or the timing of emergence.

Risks Relating to our Business

Challenges in a highly competitive industry

There is substantial competition in the telecommunications industry, which has caused pricing pressure and reduced revenues. Rapid technological advances, product substitution and deregulation have all contributed to the increasingly competitive atmosphere. We expect competition and pricing pressure to intensify due to the efforts of competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services.

We have a variety of competitors, including:

•	regional phone companies, such as Verizon Communications, SBC Communications, BellSouth Corporation and Qwest Communications, which are now permitted to offer long distance and other services;

•	other telecommunications companies, such as AT&T, Sprint, Level 3 as well as numerous competitive local exchange carriers;

•	wireless telephone companies, such as Verizon Wireless, Cingular, Sprint PCS, AT&T Wireless, Nextel and T-Mobile, which have increased their network coverage, improved service quality, started to provide bundled wireless products and lowered prices to end users. As a result, customers are beginning to substitute wireless services for basic wireline service causing these companies to gain market share from providers of wireline voice communications. Wireless telephone services can also be used for data transmission;

•	cable television companies, such as Comcast and Cox, which are offering high-speed Internet access and expanding their offerings of voice telephony services; and

•	equipment manufacturers, such as IBM and Cisco, which may provide consulting and outsourcing services in addition to producing telecommunications devices and systems.

These factors could also have a material adverse effect on our business, financial condition or results of operations.

Overseas, we compete with the incumbent telephone companies, some of which still have special regulatory status and exclusive rights to provide services, and virtually all of which historically dominated their local, long distance and international services business. These companies have numerous advantages, including existing facilities, customer loyalty and substantial financial resources. We may be dependent upon obtaining facilities from these incumbent telephone companies. We also compete with other service providers, many of which are affiliated with incumbent telephone companies in other countries. Typically, we must devote extensive resources to obtain regulatory approvals necessary to operate overseas and then to obtain access and interconnection with the incumbent’s network on a non-discriminatory basis.

Our business will suffer if our technology and business methods become obsolete

The market for Internet, data and voice communication products and services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. We may not be successful in identifying new product and service opportunities and developing and bringing new products and services to market in a timely manner. We are also at risk from fundamental changes in the way Internet, data and voice communication products and services are marketed, sold and delivered. This includes the risks that Do Not Call regulations impose upon our efforts to obtain new customers. Our pursuit of technological advances and new business methods may require substantial time and expense, and we may not succeed in adapting our business to the technologies, devices, protocols, regulations and marketing and sales methods that are anticipated and, in some cases, are currently being developed in the communications industry.

Covenants in our debt instruments

On our emergence from bankruptcy, the indentures relating to our senior unsecured indebtedness will impose restrictions on our operations and on financial transactions that we may wish to pursue. These restrictions will affect, and in many respects limit or prohibit, among other things, our and our subsidiaries’ ability to incur additional indebtedness; make investments; sell assets; declare or pay dividends or other distributions to shareholders; and repurchase equity interests. We also expect to enter into a credit facility following our emergence from bankruptcy. This credit facility is likely to include covenants similar to those discussed above, as well as other and more restrictive covenants, including financial ratios. The restrictions contained in the terms of each of these debt instruments, as well as the terms of other indebtedness we may incur from time to time, could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. These restrictions could also adversely affect our ability to finance our operations or other capital needs, or to engage in other business activities that would be in our interest.

Reliance on the cooperation of established local telephone companies

As a participant in the competitive local telecommunications services industry, we rely on the networks of established telephone companies or those of competitive local exchange carriers for some aspects of transmission. Federal law requires most of the established telephone companies to lease or “unbundle” elements of their networks and permit us to purchase the call origination and call termination services we need, thereby decreasing our operating expenses. However, established local telephone companies continue to challenge these requirements in court and on March 2, 2004, the D.C. Circuit issued a decision that vacated and remanded much of the portions of the FCC’s Triennial Review Order that the established telephone companies had challenged, including the unbundling of switching, which is a critical component of UNE-P.

If the decision is left intact, we may experience difficulties in ordering, interconnecting and leasing premises from established telephone companies and suffer substantial harm to our Mass Markets business. If we are unable to obtain the cooperation of an established telephone company in a region, our ability to continue to offer local services in that region on a timely and cost-effective basis would be adversely affected. For additional information, see “Regulation.”

Government regulation of our businesses

We are subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. We are also subject to varying degrees of regulation in foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. Changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad could have a material adverse effect on us by restricting our ability to price our products and services and/or otherwise placing us at a competitive disadvantage. For additional information, see “Regulation.”

In addition to the regulation of our business by the FCC, the FTC has recently introduced “Do Not Call” registries that permit consumers to request that they not be contacted by telemarketers. Such registries are the subject of litigation but could have a material adverse effect on telemarketing, which is one of our principal sales and marketing initiatives.

Telecommunications industry trends

In 2001, the business environment for the telecommunications industry deteriorated significantly and rapidly. This environment has remained weak through 2003 and into 2004, primarily due to:

•	the general weakness in the U.S. economy, which was exacerbated by the events of September 11, 2001 and concerns regarding terrorism;

•	pressure on prices due to substantial excess capacity in most markets; and

•	failure of many companies to meet forecasted demand, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many telecommunications customers.

We expect these trends to continue, including reduced business from financially troubled customers and downward pressure on prices due to reduced demand and overcapacity. These trends could continue to have a material adverse impact on our business, financial condition and results of operations.

Exposure resulting from international operations

Because we derive substantial revenue from international operations, our business is subject to risks inherent to international operations, including:

•	Unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations;

•	Employment laws and practices in foreign countries;

•	Longer payment cycles and problems collecting accounts receivable;

•	Fluctuations in currency exchange rates and imposition of currency exchange controls;

•	Foreign taxation of earnings and payments received by us from our subsidiaries and affiliates;

•	Potential inflation in the foreign countries where we conduct operations;

•	Differences in technology standards;

•	Exposure to different legal standards; and

•	Political, economic and social conditions in the foreign countries where we conduct operations.

Our international operations are conducted through a variety of different methods, including wholly owned subsidiaries, joint ventures and operating agreements with local telecommunications companies. Each of these methods presents risks. For example, certain countries have foreign ownership limitations with respect to companies that provide telecommunications services within their borders. These restrictions obligate us to partner with one or more local companies if we want to participate in the market. As a result, our ability to control or direct the operations of the local entity is limited, either contractually or statutorily, by our obligations to our local partners.

In the event of any dispute arising from our international operations, we may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts of the United States. We may also be hindered or prevented from enforcing our rights with respect to foreign governments because of the doctrine of sovereign immunity. In addition, there can be no assurance that the laws, regulations or administrative practices of foreign countries relating to our ability to do business in that country will not change.

In most of our international operations, we are competing with incumbent telecommunications operators from whom we require services and support. For example, we require interconnection with the incumbent operator’s network in order to provide ubiquitous service for our customers. Without interconnection, our customers would not be able to contact customers of the incumbent operator. There can be no assurance, however, that interconnection (or other services) will be provided by the incumbent operator in a timely manner or that the terms and conditions of any proposed interconnection, particularly the cost, will not have an adverse effect on our local operation.

Although most of the foreign countries where we operate are liberalizing their telecommunications market, whether as a result of domestic legislation or by virtue of international commitments, there are no guarantees as to the continuation, timing or effectiveness of such liberalization. For example, certain countries have bound themselves to undertake liberalizing measures in their telecommunications market pursuant to treaty commitments under the World Trade Organization. There can be no assurance, however, that such liberalizing measures will be implemented in a timely manner or at all. In addition, if there is a failure to implement those liberalizing measures, there may not be adequate or effective recourse against the foreign government for such failure.

While we have a growing dependence on Internet-related services, the rate of development and adoption of the Internet has been slower outside the United States. Laws in the U.S. and foreign countries regarding the Internet and related data privacy issues are largely unsettled, but are becoming an increasing focus for lawmakers. Changes in these laws could require us to expend significant resources to comply or could limit our business. In addition, the application of multiple sets of laws and regulations may subject us to regulation, taxation, enforcement or other liability in unexpected ways, which could make it more expensive to conduct our business or limit our ability to conduct business. Regulation of the Internet may also harm our customers’ businesses, which could lead to reduced demand for our services.

The rates that we charge our customers for international services may decrease in the future due to the entry of new carriers with substantial resources and aggressiveness on the part of new or existing carriers. In addition, the consummation of mergers, joint ventures and alliances among large international carriers that facilitate targeted pricing and cost reductions, and the availability of international circuit capacity on new undersea fiber optic cables and new high capacity satellite systems, may have a negative impact on our pricing ability.

Customers of our international operations may be invoiced in United States dollars or in foreign currencies. Customers invoiced in United States dollars whose revenues are derived in other currencies may be subject to unpredictable and indeterminate increases in the event those currencies devalue relative to the United States dollar. Furthermore, those customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into United States dollars. In that event, the affected customers may not be able to pay us in United States dollars. In addition, where we invoice for our services in currencies other than United States dollars, our results of operations may suffer due to currency translations in the event that those currencies devalue relative to the United States dollar and we do not elect to enter into currency hedging arrangements in respect of those payment obligations.

ITEM 2. PROPERTIES

Our owned properties consist primarily of equipment and buildings used to provide Internet, data and voice communication services in North America, Latin America, Europe, the Middle East, Africa, Australia and Asia. We also lease certain switching equipment and several general office facilities. In addition, we have been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private land owners, for our fiber-optic network.

Properties used by us as of December 31, 2003 that are significant to our operations are as follows:

Property Location	Type of Property	Owned/ Leased	Square Footage
Ashburn, VA (corporate headquarters)	Office	Owned	1,851,653
Tulsa, OK	Office and Technical	Owned	860,000
Colorado Springs, CO	Office and Technical	Owned	744,142
Hilliard, OH	Office	Owned	428,000
Clinton, MS	Office and Technical	Owned	420,000
Richardson, TX	Office	Owned	408,540
San Antonio, TX	Office	Owned	405,000
Weldon Springs, MO	Office	Owned	368,688
Richardson, TX	Office and Technical	Owned	338,366
Cary, NC	Office and Technical	Owned	257,726
Alpharetta, GA	Office	Owned	243,740
Omaha, NE	Office and Technical	Owned	200,000
Reading, UK	Office	Leased	369,000
Rye Brook, NY	Office	Leased	180,000
Sydney, AU.	Office	Leased	121,079
Hong Kong	Office	Leased	27,557

We also lease smaller office facilities for sales, maintenance and administrative operations in the markets in which we operate. We had approximately 400 and 300 of these leases in effect at December 31, 2002 and 2003, respectively, including approximately 110 properties in international markets as of December 31, 2003. These leases generally have terms ranging from one to five years, not including extensions related to the exercise of renewal options.

In addition, we also leased approximately 5,100 and 4,750 other facilities at December 31, 2002 and 2003, respectively, including 1,050 properties in international markets as of December 31, 2003. The majority of these leases are for telecommunications equipment sites and with terms generally ranging from month-to-month to 25 years. These property leases tend to have renewal options ranging from one to five years.

During 2003, we have disposed of some significant facilities which were in excess of 100,000 square feet. These larger disposals include the sale of four owned properties totaling approximately 800,000 square feet and the elimination of eight leased facilities totaling approximately 2,000,000 square feet. None of these facilities are included in the table above.

Embratel conducts the majority of its management functions from Rio de Janeiro and they own and lease office space in other cities including Sao Paulo, Porto Alegre, Belo Horizonte, Curitiba, Brasilia, Salvador and Belem.

See Notes 7 and 19 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the carrying value of our property, plant and equipment and the future minimum payments under our operating and capital leases.

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Filings

On July 21, 2002, (the “Petition Date”), we and substantially all of our direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On November 8, 2002, we filed additional chapter 11 petitions for 43 of our subsidiaries (collectively with the Initial Filers, the “Debtors”), most of which were effectively inactive and none of which had significant debt. The Debtors continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. By orders dated July 22, 2002 and November 12, 2002, the Debtors’ chapter 11 cases were declared to be jointly administered. Accordingly, pursuant to section 362 of the Bankruptcy Code, most of the litigation against us has been stayed.

By orders dated, May 28, 2003, July 11, 2003, August 2, 2003, and September 12, 2003, the Bankruptcy Court approved the Debtors’ proposed disclosure statement for their proposed joint plan of reorganization and the proposed modifications thereto (collectively, the “Disclosure Statement”). Pursuant to the Disclosure Statement, the Debtors solicited votes on their proposed plan of reorganization.

By order dated October 31, 2003, after due notice and a hearing, the Bankruptcy Court confirmed the Debtor’s Modified Second Amended Joint Plan of Reorganization dated October 21, 2003 (the “Plan”), which provides for, among other things, certain settlements, the substantive consolidation of the Intermedia debtors (collectively, the Intermedia parent company and subsidiaries), and the separate substantive consolidation of the WorldCom debtors (collectively, all debtors other than the Intermedia debtors). The confirmation order determined that the Plan complied with all of the requirements of the Bankruptcy Code.

On February 24, 2004, on a motion made by the Debtors, the Bankruptcy Court extended the period of time for us to emerge from bankruptcy to April 30, 2004.

Review of Previously Issued Financial Statements

On June 25, 2002, we announced that as a result of an internal audit of our capital expenditure accounting, it was determined that certain transfers from line cost expenses (now referred to as access cost expenses) to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. We promptly notified KPMG, and subsequently engaged KPMG to audit our consolidated financial statements for the years ended December 31, 2001 and 2000. We also notified Andersen, which audited our consolidated financial statements for 2001 and reviewed such interim condensed consolidated financial statements for first quarter 2002, promptly upon discovering these improperly reported amounts. On June 24, 2002, Andersen advised us that in light of the inappropriate transfers of line costs, Andersen’s audit report on our consolidated financial statements for 2001 and Andersen’s review of our interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon.

On August 8, 2002, we announced that our ongoing internal review of our consolidated financial statements discovered an additional $3.9 billion in improperly reported pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, we announced that we expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion.

On March 13, 2003, we announced that we had completed a preliminary review of our goodwill and other intangible assets and property, plant and equipment (“PP&E”) accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of PP&E and other intangible assets, which was subsequently adjusted during our restatement process.

A Special Committee of our Board of Directors conducted an independent investigation of these matters with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as their financial advisors.

The Special Committee’s report was released publicly on June 9, 2003.

Our Corporate Monitor, Richard C. Breeden, former Chairman of the SEC has closely overseen the overall process under which we have reviewed our prior accounting practices, the carrying value of our assets and the quality of our internal controls. Mr. Breeden has made reports on such issues to both the SEC and the District Court from July 2002 through the present time.

Our accounting practices also are under investigation by the U.S. Attorney’s Office. In addition, the Bankruptcy Court appointed Richard Thornburgh, former Attorney General of the United States, as an Examiner to investigate historic accounting matters and corporate governance practices in order to identify potential causes of action against third parties. On November 4, 2002, the Examiner released his first Interim Report regarding the Examiner’s preliminary observations. On June 9, 2003, the Examiner released his second Interim Report regarding, among other things, corporate governance matters and past accounting practices. The Examiner released his third and final report on January 26, 2004, containing a discussion of the potential claims that we may have against third parties.

We have terminated or accepted the resignations of various company officers and other financial and accounting personnel, including our former chief financial officer and corporate controller.

In addition, in June 2003, KPMG identified a substantial number of material weaknesses in our internal controls. For more information, see “Item 9A—Controls and Procedures.”

As a result of the process of reviewing and restating our financial statements, since June 2002 we had been unable to file periodic reports with the Securities and Exchange Commission. The financial statements for 2000, 2001 and 2002 presented in this Annual Report on Form 10-K have been audited by KPMG and reflect each of the restatements and adjustments discussed above, as well as other adjustments made in connection with the review of our previously issued financial statements.

Regulation

We are subject to varying degrees of federal, state, local and international regulation. For more information, see “Item 1. Business—Regulation.”

Litigation

We and various current or former directors, officers, and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to pre-petition claims as to the Debtors. The Plan specifies how pre-petition litigation claims against the Debtors will be treated following our emergence from bankruptcy. Claims arising after the filing date generally will not be discharged following emergence.

SEC Lawsuit and Related Proceedings. On June 26, 2002, the SEC filed a suit against the Company and certain members of former management for violations of sections 10(b) and 13(a) of the Exchange Act and SEC Rules 10b-5, 12b-20, 13a-1, and 13a-13, alleging that from at least the first quarter of 2001 through the first quarter of 2002, we defrauded investors by disguising our true operating performance via improper accounting methods that materially overstated our income. On November 5, 2002, the SEC filed an amended complaint that broadened the scope of the claims, including a claim under section 17(a) of the Securities Act. On May 19, 2003, the SEC filed a second amended complaint that added a claim for disgorgement of unlawful gains obtained as a result of the alleged misstatements.

On November 26, 2002, we consented to the entry of a permanent injunction (“Permanent Injunction”) that partially resolved the claims brought in this suit. The Permanent Injunction imposes certain ongoing obligations on us and permits the SEC to seek a civil penalty. On June 11, 2003, we consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the Permanent Injunction. One of the orders required us to adopt and implement recommendations to be made in a report by the Corporate Monitor appointed by the U.S. District Court, Richard C. Breeden, former Chairman of the SEC. The Corporate Monitor’s report was released publicly on August 26, 2003. On December 17, 2003, the Court issued an order further modifying its November 26, 2002 order. The December 17, 2003 order directed us to submit a report relating to the status of certain of our internal controls efforts to the District Court, Corporate Monitor and the SEC; and directed us to cause Deloitte & Touche LLP (“Deloitte”) which has acted as our consultant with respect to internal controls, to submit a similar report. We and Deloitte submitted our reports on December 24, 2003.

On May 19, 2003, we announced a proposed settlement with the SEC regarding a civil penalty. Pursuant to the initial proposed settlement, we would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of our emergence from Chapter 11 protection. On July 2 and 3, 2003, we filed documents in the U.S. District Court modifying the proposed settlement. Pursuant to the revised proposed settlement, we will satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of our emergence from Chapter 11 protection and by transfer of common stock in the reorganized company having a value of $250 million. On July 7, 2003, the U.S. District Court issued an order approving the proposed settlement. On September 3, 2003, one of our creditors filed a notice of appeal of this order to the U.S. Court of Appeals for the Second Circuit. On August 6, 2003, the U.S. Bankruptcy Court for the Southern District of New York issued an order approving the proposed settlement. On August 18, 2003, certain creditors filed a notice of appeal of the order to the U.S. District Court. Pursuant to agreements entered into in connection with the Plan, those creditors have agreed to withdraw their appeals upon the effective date of the Plan. The District Court’s order provides that the funds paid and common stock transferred by us in satisfaction of the SEC’s penalty claim will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

Securities Litigation. Beginning on April 30, 2002, various groups of plaintiffs filed in excess of 100 complaints, purportedly on behalf of certain of our shareholders and bondholders or groups or classes thereof, in federal and state courts in approximately 24 states and the District of Columbia. The complaints generally allege that the Company, certain former officers and directors and other third party defendants misstated our earnings in our public filings and failed to account properly for goodwill and other intangible assets in connection with numerous acquisitions. In November 2000, class action complaints were filed in Mississippi, New York and the District of Columbia alleging, among other things, that our financial disclosures and statements regarding the integration of MCI, the success of UUNET, and our expansion were misleading. Additionally, in August 1997, three complaints were filed in the U.S. District Court for the District of Columbia as class actions of purchasers of MCI shares alleging that MCI and some of its officers and directors had failed to disclose material information about MCI, including that MCI was renegotiating the terms of the MCI-British Telecom merger agreement. The April 2002 litigation continues as to the individual defendants and, to the extent the Company has been named as a defendant, is stayed as to the Company; the November 2000 litigation has been dismissed as to the individual defendants and is stayed as to the Company; and the August 1997 litigation has been stayed as to all parties. We believe that this litigation will not have a material impact on us due to the subordination of these claims pursuant to section 510(b) of the Bankruptcy Code and the discharge and injunction provisions in the Second Amended Plan of Reorganization.

Insurance Coverage Litigation. On January 28, 2003 and February 3, 2003, two of our excess directors and officers (“D&O”) and excess blended liability insurance carriers filed declaratory judgment actions in the

United States District Court for the Southern District of New York against certain of our former directors and/or officers. These actions seek to rescind insurance coverage under the excess D&O and excess blended policies (collectively, the “Policies”) each carrier issued to us in December 2001. The stated grounds to rescind the Policies were that we made certain material misrepresentations in our applications which we completed in connection with the issuance of the Policies. On January 29, 2003, we commenced an adversary proceeding (the “Adversary Proceeding”), in the form of declaratory judgment action, against all of our excess directors and officers and excess blended insurance carriers in the United States Bankruptcy Court for the Southern District of New York seeking an affirmative declaration of coverage under the Policies. On February 13, 2003, we filed a motion in the Adversary Proceeding seeking to enforce the automatic stay with respect to the declaratory judgment actions filed by the carriers. Our motion was granted by the Bankruptcy Court on August 1, 2003.

On September 8, 2003, we filed a motion for partial summary judgment in the Adversary Proceeding. The excess carriers have moved to dismiss our Adversary Proceeding complaint on numerous grounds. All motions were argued on October 21, 2003 and were taken under advisement by the Bankruptcy Court.

ERISA Litigation. On March 18, 2002, one current and one former employee filed suit in federal court in California against us and two of our former executive officers on behalf of a putative class of participants in the WorldCom 401(k) plan and its predecessor plans, claiming that defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) with respect to the administration of the plans by, among other things, misrepresenting our financial results and by allowing plan participants to continue to invest in our stock as one of their plan options. Following our June 25, 2002 restatement announcement, participants in 401(k) plans for us and various affiliates filed approximately 15 additional putative class action suits against us and certain of our executive officers in federal courts in New York, Mississippi, Florida, Oklahoma, and the District of Columbia.

On July 10, 2002, certain of our directors submitted to the Judicial Panel on Multidistrict Litigation (the “Panel”) motions to centralize these actions. On October 8, 2002, the Panel issued an order centralizing 39 cases arising under the federal securities and ERISA laws before Judge Denise L. Cote in the United States District Court for the Southern District of New York. On September 18, 2002, Judge Cote entered an order consolidating the ERISA cases pending in the Southern District of New York, and thereafter designated lead plaintiffs for the consolidated cases. The Panel subsequently entered final orders transferring initial and additional cases to Judge Cote for consolidated or coordinated pretrial proceedings.

On December 20, 2002, the lead plaintiffs filed a consolidated complaint alleging that defendants breached their fiduciary duties under ERISA and seeking damages and other relief. The complaint, which was amended January 24, 2003, sought to certify a class of persons who participated in the WorldCom 401(k) plan and certain predecessor plans during the period from at least September 14, 1998 to the present. On January 24, 2003, defendants filed motions to dismiss the amended complaint pursuant to Fed.R.Civ.P. 8(a), 9(b), and 12(b)(6), asserting that the complaint failed to allege that the individual defendants were ERISA fiduciaries of the 401(k) Salary Savings Plan and, therefore, cannot be liable for fiduciary breach claims. On June 17, 2003, Judge Cote issued a decision granting the motion to dismiss filed by the former directors and certain employees and denying the motions, in whole or in part, filed by other defendants.

On July 25, 2003, Judge Cote issued an order establishing a schedule for class certification proceedings, initial discovery and the filing of an amended complaint. Lead plaintiffs subsequently filed second and third amended complaints pursuant to Judge Cote’s July 25 order. The third amended complaint charges the defendants with breaching their fiduciary duties under ERISA. Certain individual defendants filed a joint motion to dismiss the third amended complaint on October 13, 2003. Briefing on the motion to dismiss was completed on November 14, 2003. On January 15, 2004, the U.S. Department of Labor filed an amicus brief in opposition to the individual defendants’ motion to dismiss. The individual defendants filed a response to the Secretary’s Amicus brief on January 30, 2004.

On September 12, 2003, lead plaintiffs also filed a motion for class certification on their claims. The defendants filed a joint motion opposing class certification on October 31, 2003. The briefing on plaintiff’s motion for class certification has been completed, and the court has taken this matter under advisement.

This litigation continues as to the individual defendants but is stayed as to us. We believe that this litigation will not have a material impact on us due to the subordination of these claims pursuant to section 510(b) of the Bankruptcy Code and the discharge and injunction provisions in the Modified Second Amended Joint Plan of Reorganization.

Call Routing Investigation. On July 23, 2003, we received a subpoena from the United States Attorney’s Office for the Southern District of New York asking for information and documents concerning our projects relating to the routing of interstate or intrastate voice or data transmission that originate or terminate on the network of local exchange companies. The U.S. Attorney’s Office is investigating our practices relating to call routing that allegedly have the purpose of avoiding or reducing our payment of access charges to local exchange companies. We are cooperating fully with the U.S. Attorney’s Office, and have conducted an internal review of practices identified by the subpoena. Based on an internal review, we believe that our current practices in originating and terminating calls comply with all legal and regulatory requirements.

Settlement with AT&T of Virginia Litigation. On September 2, 2003, AT&T filed suit against us and telecommunications provider Onvoy, Inc. in the U.S. District Court for the Eastern District of Virginia (‘Virginia Litigation”) alleging that we violated the Racketeering Influenced and Corrupt Organizations Act (“RICO”) and committed mail and wire fraud. On September 24, 2003, we filed a motion with the Bankruptcy Court seeking imposition of contempt sanctions against AT&T on the basis that the AT&T suit violated the automatic stay arising under the Bankruptcy Code.

On February 23, 2004, we filed a motion requesting approval from the Bankruptcy Court of a settlement agreement that we entered into with AT&T, the material terms of which were disclosed therein. The Bankruptcy Court approved the Settlement Agreement on March 2, 2004. The out-of-court resolution settles all claims that the two companies have had against each other, both before and after we filed our voluntary chapter 11 Petition in July 2002, including, the Virginia Litigation.

Investigation of the FCC Into Allegations of Improper Routing of Network Traffic. The Enforcement Bureau of the FCC has also initiated a review of our call routing practices, and has requested information from us regarding any conduct that might involve withholding, substituting, or modifying automatic number identification (ANI) or calling party number (CPN) information associated with interstate interexchange traffic. We are fully cooperating with the FCC in this matter and are providing the information requested. Based upon an internal review, we believe that our current practices comply with FCC regulations.

Oklahoma Litigation. On August 27, 2003, the Attorney General of Oklahoma filed a criminal action in Oklahoma County District Court against us and six of our former executives alleging 15 criminal violations of the state’s securities laws. On September 11, 2003, we entered a not guilty plea to these charges. Our preliminary hearing is set to commence on March 29, 2004. In November 2003, the Attorney General dismissed the charges against one of our former executives, Mr. Bernard Ebbers. The Attorney General has expressed his intention to refile the charges later this year.

State Tax. In conjunction with our bankruptcy claims resolution proceeding, certain states have filed or may file claims concerning our state income tax filings and our approach to related-party charges. We are working with the appropriate state taxing officials on these issues in an attempt to resolve the claims.

Other Investigations. In addition, following our June 25, 2002 announcement, various investigations have been initiated by the U.S. Attorney’s Office, several state agencies, and the U.S. Congress. These investigations are ongoing. We are cooperating fully in those inquiries.

In the normal course of our business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2002. While these matters could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2002, we held our 2002 Annual Meeting of Shareholders for purposes of:

•	electing a board of ten directors; and

•	considering and acting upon a proposal to approve the performance goals and an amendment to the maximum bonus provision of our Amended and Restated Performance Bonus Plan.

The tabulation of the voting was as follows:

	For	Against or Withheld	Abstentions or Broker Non-Votes
Election of Directors:
James C. Allen	2,482,741,519	119,895,042
Judith Areen	2,487,515,509	115,121,052
Carl J. Aycock	2,483,405,797	119,230,764
Max E. Bobbitt	2,412,082,795	190,551,766
Francesco Galesi	2,483,796,862	118,839,699
Stiles A. Kellett, Jr.	2,404,436,900	198,199,661
Gordon S. Macklin	2,408,643,898	193,992,663
Bert C. Roberts, Jr.	2,462,294,399	140,342,162
John W. Sidgmore	2,489,715,953	112,902,608
Scott D. Sullivan	2,492,843,390	109,793,171
Changes to Amended and Restated Performance Bonus Plan	2,179,663,177	391,565,200	31,408,184

Each of the directors listed above either resigned from the board or was disqualified from further service as a director on or prior to December 31, 2002. In addition, Bernard J. Ebbers, our former President and Chief Executive Officer, resigned as a director on April 29, 2002, and did not stand for election at the Annual Meeting of Shareholders.

Dennis R. Beresford, Nicholas deB. Katzenbach and C.B. Rogers, Jr. were each appointed as directors during July and August 2002 to fill vacancies and Michael D. Capellas was appointed Chairman of the Board of Directors in December 2002. See “Item 10—Directors and Executive Officers of the Registrant” for information about the current composition of our Board of Directors. No other matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Prior to June 7, 2001, WorldCom, Inc. common stock was quoted on the Nasdaq National Market (“NASDAQ”) under the symbol “WCOM.” On June 7, 2001, our shareholders approved a recapitalization involving the creation of two separately traded tracking stocks: WorldCom group common stock, which was intended to track the separate performance of our data, Internet, international and commercial voice businesses; and MCI group common stock, which was intended to reflect the performance of our consumer, small business, wholesale long distance voice and data, wireless messaging and dial-up Internet access businesses. From our recapitalization on June 7, 2001 through July 29, 2002, the shares of WorldCom group common stock and MCI group common stock were quoted on NASDAQ under the symbols “WCOM” and “MCIT”, respectively.

On July 29, 2002, we issued a press release announcing that a NASDAQ Listing Qualifications Panel had issued a written decision that, based on our July 21, 2002 bankruptcy filing and the pending restatement of our financial statements, the shares of the WorldCom group common stock and MCI group common stock would be delisted from NASDAQ effective as of the opening of trading on July 30, 2002. As of July 30, 2002, the shares of WorldCom group common stock and MCI group common stock commenced trading in the over-the counter market under the symbols “WCOEQ” and “MCWEQ.”

The following table sets forth the high and low bid quotations per share of WorldCom group common stock and MCI group common stock as reported on the over-the-counter market from July 30, 2002 through December 31, 2002, the high and low bid information of WorldCom, Inc. common stock, WorldCom group common stock and MCI group common stock as reported on the NASDAQ for prior periods, and the dividends declared per MCI group common share for the periods indicated, including the dividend declared on March 7, 2002 that was never paid. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

		WorldCom, Inc. Common stock		WorldCom Group Common Stock		MCI Group Common Stock
	Market	High	Low	High	Low	High	Low	Dividend Rate
2001
First Quarter	NASDAQ	$23.50	$14.25	$—	$—	$—	$—	$—
Second Quarter (through June 7, 2001)	NASDAQ	20.76	17.25	—	—	—	—	—
Second Quarter (starting June 7, 2001)	NASDAQ	—	—	18.83	13.27	22.50	15.02	0.60
Third Quarter	NASDAQ	—	—	15.90	11.50	17.22	11.00	0.60
Fourth Quarter	NASDAQ	—	—	16.06	11.79	15.10	10.90	0.60

2002
First Quarter	NASDAQ	—	—	15.02	6.00	15.00	5.52	0.60
Second Quarter	NASDAQ	—	—	7.00	0.79	6.29	1.08	—
Third Quarter	OTC	—	—	0.30	0.01	0.77	0.08	—
Fourth Quarter	OTC	—	—	2.02	0.01	0.61	0.01	—

Under the Plan of Reorganization confirmed by the Bankruptcy Court on October 31, 2003, upon our emergence from bankruptcy proceedings the shares of WorldCom group common stock and MCI group common stock held by existing shareholders will be cancelled and rendered null and void and, therefore, will have no value. As part of our settlement with the SEC, holders of WorldCom group common stock and MCI group common stock will be eligible to share in the amount we pay to the SEC.

Holders

As of December 31, 2003, there were 2,970,796,599 shares of WorldCom group common stock issued and outstanding, net of treasury shares, held by approximately 53,000 shareholders of record, and 118,733,605 shares of MCI group common stock issued and outstanding, net of treasury shares, held by approximately 36,000 shareholders of record.

Dividends

On July 11, 2002, we announced that, in light of the circumstances following our June 25, 2002 announcement to restate our financial statements for the year ended December 31, 2001 and the first quarter of 2002, our Board of Directors determined that we would not pay the dividend of $0.60 per share of MCI group common stock that was scheduled to be paid on July 15, 2002. Cash dividends paid on MCI group common stock were $142 million in 2002, with $71 million paid on each of January 15, 2002 and April 15, 2002, respectively. No additional cash payments were paid subsequent to April 15, 2002 on our common stock. From the period from June 7, 2001 through December 31, 2001, we paid cash dividends on MCI group common stock of $71 million on October 15, 2001.

Prior to the creation of two separately traded stocks, we did not pay cash dividends on our common stock, and we have never paid cash dividends on the WorldCom group common stock. The policy of our Board of Directors was to retain earnings attributed to the WorldCom group to provide funds for the operation and expansion of our businesses. We will not pay any cash dividends to WorldCom group or MCI group common shareholders. Under the Plan of Reorganization, no cash or other dividends will be paid to holders of the WorldCom group common stock or MCI group common stock and such stock will be canceled. We have not yet determined our dividend policy with respect to the shares of new MCI common stock to be issued upon consummation of our Plan of Reorganization.

Securities Authorized For Issuance Under Equity Compensation Plans

Effective with our emergence from bankruptcy, all equity options and compensation plans will be cancelled and rendered null and void. The Plan includes the creation of a management restricted stock plan and an employee stock purchase plan. These equity plans were not effective as of December 31, 2002 or as of the date of this filing.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected historical consolidated financial data presented below as of and for each of the three years in the period ended December 31, 2002 from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for (i) Other Data: “Number of Employees”, (ii) the summarized balance sheet data as of December 31, 2000 and 1999 and (iii) the unaudited pro forma balance sheet as of December 31, 2002 as further described below. You should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and the notes to our consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, readers should note the following information regarding the selected historical consolidated financial data presented below.

•	On July 21, 2002, we and substantially all of our direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Our plan of reorganization was confirmed by the Bankruptcy Court on October 31, 2003. Our consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The consolidated balance sheet as of December 31, 2002 segregates pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and also from post-petition liabilities. Unless otherwise settled, liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities not subject to compromise are separately classified as current and non-current. Our statement of operations for the year ended December 31, 2002 does not include interest expense on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses and provisions for losses resulting from our reorganization under the Bankruptcy Code, and are reported separately as reorganization items in our consolidated statement of operations for the year ended December 31, 2002. In addition, cash used for reorganization items is disclosed separately in the consolidated statement of cash flows for the year ended December 31, 2002.

•	We have restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $70.8 billion as of December 31, 2001 and a reduction in previously reported net income of $17.1 billion and $53.1 billion for the years ended December 31, 2001 and 2000, respectively. The selected historical consolidated financial data presented below includes all such restatements and covers each of the three years in the period ended December 31, 2002 as well as selected balance sheet data as of December 31, 1999. In connection with the restatement of the fiscal years ended December 31, 2001 and 2000, we identified certain restatements to our previously reported consolidated financial statements for periods prior to fiscal 2000. All adjustments relating to periods prior to fiscal 2000 have been reflected in the selected historical consolidated financial data presented below as adjustments to retained earnings as of December 31, 1999. Except for selected balance sheet data as of December 31, 1999, financial data for fiscal years 1999 and 1998 has not been restated or presented in the selected historical consolidated financial data presented below. In light of the substantial time, effort, and expense incurred since June 2002 to complete the restatement of our consolidated financial statements for 2001 and 2000, we have determined that extensive additional efforts would be required to restate our 1999 and 1998 financial data. In particular, after December 31, 1999 we decommissioned our financial reporting systems that were not Y2K compliant and experienced significant turnover in relevant personnel, greatly decreasing our ability to reconstruct detailed financial data for 1999 and prior periods. Previously published financial information for 1999 and 1998 should not be relied upon.

•	The selected historical consolidated financial data presented below does not contain historical loss per share information. We do not believe that this information is relevant in any material respect to users of our financial statements because all existing equity interests will be eliminated (without a distribution) upon the consummation of our confirmed plan of reorganization. In addition, the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) in July 2001 would require a separate determination of net income or loss generated by the WorldCom group and MCI group in order to present earnings per share information. Primarily as a result of the extensive re-creation of many of our historical financial entries that was required in order to complete our restatement process, many revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group not feasible. In lieu of presenting historical loss per share information, the selected historical consolidated financial data presented below contains a presentation of pro forma loss per common share for the year ended December 31, 2002, with such information calculated by dividing historical net loss attributable to common shareholders for this period by the number of shares of new common stock we anticipate to issue upon our emergence from bankruptcy (i.e., approximately 326 million shares, assuming the issuance of $5.7 billion of new debt). We believe that this pro forma presentation provides users of our consolidated financial statements with information that is of greater relevance than historical loss per share information.

•	Included in our net loss for 2002, 2001 and 2000 are property, plant and equipment and goodwill and other intangible asset impairment charges of $5.0 billion, $12.8 billion, and $47.2 billion, respectively. These charges were recorded as a result of experiencing continued significant decreases in projected revenue and operating profit and significant weakness in the business climate over this three-year period. We performed impairment analyses and calculated the fair value of our long-lived assets with the assistance of a third party valuation specialist using a combination of discounted cash flows and market valuation models based on competitors’ multiples of revenue, gross profit and other financial ratios. These impairment charges are shown separately as a component of operating loss within the consolidated statements of operations, excluding a $249 million impairment charge in 2001 related to our wireless business which is included in discontinued operations.

•	On July 1, 2001, we acquired Intermedia for approximately $3.9 billion, including the assumption of approximately $2.0 billion of Intermedia’s long-term debt, pursuant to a merger transaction in which Intermedia became one of our subsidiaries. The results of Intermedia’s operations have been included in our consolidated statements of operations from the acquisition date. As part of the acquisition, we recorded $4.2 billion in goodwill, which we subsequently determined was impaired. Accordingly, as part of our impairment analysis and included in the amounts discussed above, we reduced the carrying value of goodwill associated with the Intermedia acquisition to zero. Included in the 2001 goodwill impairment charge was $1.5 billion related to our majority interest in Digex, acquired as part of our acquisition of Intermedia.

We will adopt fresh-start reporting under the provisions of SOP 90-7 as of the fresh-start reporting date. Under SOP 90-7, our reorganization value will be allocated to our assets and liabilities (excluding debt). Our assets will be stated at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations,” and liabilities will be recorded at the present value of amounts estimated to be paid. In addition, our accumulated deficit will be eliminated, and our new debt and equity will be recorded in accordance with distributions pursuant to the Plan. We anticipate that the adoption of fresh-start reporting will have a material effect on our consolidated financial statements. As a result, our consolidated financial statements published for periods following the application of fresh-start reporting will not be comparable with those previously published. As such, the historical results presented below may not be indicative of future results.

	At or for the Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	(Dollars in Millions, except per share amount)
Statement of Operations Data:
Revenues	$32,202	$37,668	$39,344
Access costs(1)	14,651	16,015	16,903
Cost of services and products(1)	4,339	5,377	5,092
Selling, general and administrative	9,179	10,660	10,337
Depreciation and amortization	3,291	4,851	8,485
Unclassified (income) expense	(35)	(383)	426
Property, plant and equipment impairment charges	4,599	5,729	14,057
Goodwill and other intangible impairment charges	400	6,863	33,123
Operating loss	(4,222)	(11,444)	(49,079)
Reorganization items, net	(802)	—	—
Loss from continuing operations	(9,051)	(14,275)	(48,363)
Net loss from discontinued operations	(90)	(1,323)	(449)
Net loss attributable to common shareholders	(9,192)	(15,616)	(48,909)

Unaudited pro forma net loss per common share(2)	$(28.20)

Statement of Cash Flows Data:
Net cash provided by operating activities	1,200	2,845	4,227
Net cash used in investing activities	(1,502)	(6,122)	(11,163)
Net cash provided by financing activities	1,942	4,217	6,682

Other Data:
Number of employees(3)	62,700	87,800	97,600
Cash paid for dividends on MCI group common stock	142	71	—

	As of December 31,
	Pro Forma 2002(4)		2002	2001	2000	1999
	(Unaudited)			(Restated)	(Restated)	(Restated)
	(In Millions)
Balance Sheet Data:
Cash and cash equivalents	$1,582		$2,820	$1,290	$382	$655
Property, plant and equipment, net	14,190		14,190	21,486	24,477	31,966
Total assets	24,247		26,536	33,706	44,188	85,280
Long-term debt, excluding current portion	6,711	(5)	1,046	29,310	17,184	13,460
Other long-term liabilities	468		468	511	2,662	2,459
Liabilities subject to compromise(6)	—		37,154	—	—	—
Minority interests and preferred stock subject to compromise	—		1,904	—	—	—
Mandatorily redeemable preferred securities	—		—	1,855	752	942
Shareholders’ equity (deficit)(7)	8,182		(22,295)	(12,941)	1,792	50,455

(1)	We previously referred to these costs as line costs. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of these costs.
(2)	Calculated by dividing our net loss attributable to common shareholders by the 326 million common shares of new MCI stock assumed to be issued upon our emergence as contemplated under our Plan, assuming that $5.7 billion of new debt is issued.
(3)	Excludes Embratel employees as identified in “Item 1—Business—Employees.”
(4)	Calculated giving effect to our emergence from bankruptcy and application of fresh start accounting, as if it had occurred as of December 31, 2002 such amounts may differ significantly from the amounts shown.

(5)	Amount represents the $5.7 billion of new debt assumed to be issued upon emergence plus the $1.0 billion of existing long-term debt, of which approximately $700 million relates to Embratel. Refer to Note 13 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our debt not subject to compromise.
(6)	Refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the components of liabilities subject to compromise.
(7)	Pro forma 2002 shareholders’ equity is calculated from our reorganization value of $14.2 billion, which is based on the reorganization value included in our Disclosure Statement relating to the Plan as confirmed by the Bankruptcy Court on October 31, 2003, adjusted for certain previously excluded assets and a change in the assumed debt amount.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis and elsewhere in this document contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Wherever used, the words “believes,” “estimates,” “expects,” “plans,” “anticipates” and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. See “Cautionary Statement Regarding Forward-Looking Statements” on page 1 and “Item 1—Business—Risk Factors.”

Business Overview

We are one of the world’s leading global communication companies, providing a broad range of communication services in over 200 countries on six continents. Each day, we serve thousands of businesses and government entities throughout the world and provide voice and Internet communication services for millions of consumer customers. We operate one of the most extensive communications networks in the world, comprising approximately 98,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. We own one of the most extensive IP backbones, and we are one of the largest carriers of international voice traffic.

Since April 2003, we have conducted our business primarily using the brand name “MCI.” We operate primarily through three business units, each of which focuses on the communication needs of customers in specific market segments:

•	Business Markets serves large domestic and multinational businesses, medium size domestic businesses, government agencies and other communication carriers;

•	Mass Markets serves residential and small size business customers; and

•	International serves businesses, government entities and communication carriers outside the United States.

We also own approximately a 19% economic interest and a 52% voting interest in Embratel, which is a Brazilian voice and data communications company that is operated by its own management and employees. Because we own a controlling interest in Embratel, we consolidate Embratel in our consolidated financial statements and it is a separate business segment in our segment results (see Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). On November 12, 2003, we announced our intention to sell our interest in Embratel.

Since our inception, we have grown significantly as a result of numerous acquisitions. On September 14, 1998, we acquired MCI Communications Corporation, one of the world’s largest providers of telecommunications services. On October 1, 1999, we acquired SkyTel, a leading provider of messaging services in the United States. On July 1, 2001, we acquired Intermedia, a provider of voice and data services, and, as a result, a controlling interest in Digex, a provider of managed web and application hosting services. On November 17, 2003, we announced that we acquired the remaining shares of Digex’s common stock and, as a result, Digex became a wholly-owned subsidiary.

Voluntary Reorganization under Chapter 11

On July 21, 2002, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries filed voluntary petitions for relief in Bankruptcy Court under Chapter 11. On November 8, 2002, we filed bankruptcy petitions for an additional 43 of our domestic subsidiaries, most of which were effectively inactive and none of which had significant debt. The Debtors continue to operate their businesses and manage their properties as debtors-in-possession. The Bankruptcy Court consolidated the Debtors’ Chapter 11 cases for procedural purposes and these are now being jointly administered. As a consequence of the bankruptcy filing, most litigation against the Debtors has been stayed.

Our Plan was confirmed by the Bankruptcy Court on October 31, 2003. A summary of the significant provisions of the Plan is set forth below:

•	The cancellation of all common and preferred equity shares of the Debtors (and all stock options and warrants) including WorldCom group common stock, MCI group common stock, WorldCom series D, E and F preferred stock, WorldCom Synergies Management Company preferred stock, WorldCom quarterly income preferred securities and Intermedia series B preferred stock;

•	The settlement and cancellation of all debt securities of the Debtors;

•	The settlement of all other pre-petition claims against the Debtors;

•	The assumption or rejection of unexpired leases and executory contracts by the Debtors;

•	The issuance of the following securities by the reorganized parent corporation, to be renamed MCI, Inc.:

•	New notes in an aggregate principal amount of up to $5.7 billion, and

•	Up to approximately 366 million shares of new common stock;

•	The creation of a new management restricted stock plan and a new employee stock purchase plan;

•	Total payments of approximately $2.6 billion in cash to settle certain claims against the Debtors, including the SEC civil penalty claim referred to below; and

•	The settlement of an SEC civil penalty claim by payment of $500 million and by transfer of common stock in the reorganized parent company having a value of $250 million. The funds paid and common stock transferred will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

The following summarizes the Plan’s classification and treatment of claims and equity interests, and is qualified in its entirety by reference to the full text of the Plan filed as Exhibit 2.1 to the Current Report on Form 8-K filed on November 18, 2003.

•	Claims having an estimated recovery of 100%: Administrative expenses and other priority claims, secured tax claims, and other secured claims which may be paid in cash. In addition, obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by us will be paid in full when due.

•	Claims and interest having an estimated recovery of less then 100%: Convenience claims, WorldCom senior debt claims, WorldCom general unsecured claims, MCI Communications Corporation (“MCIC”) pre-merger claims, MCIC senior debt claims, MCIC subordinated debt claims, Intermedia senior debt claims, Intermedia general unsecured claims, Intermedia subordinated debt claims and Intermedia preferred stock, in which in each case holders may receive new cash, notes and/or shares of new common stock.

•	Claims having zero recovery: Subordinated claims, WorldCom equity interests and Intermedia common equity interests.

Restatements and Reclassifications of Previously Issued Consolidated Financial Statements

In June 2002, we announced that, as a result of an internal audit of our capital expenditure accounting, it was determined that certain transfers from line cost expenses (also referred to as access cost expenses) to capital accounts during 2001 and the first quarter of 2002 were not made in accordance with GAAP. We promptly notified Andersen, which had been our external auditor until May 2002, had audited our consolidated financial statements for 2001 and 2000, and had reviewed our interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised us that in light of the inappropriate capitalization of access costs, Andersen’s audit report on the consolidated financial statements for 2001 and its review of our interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon. We also promptly notified KPMG, which had been retained in May 2002 as our external auditor, and engaged them to audit the consolidated financial statements for the years ended December 31, 2001 and 2000.

Our previous financial management employees, including the previous chief financial officer and corporate controller, as well as many of other financial and accounting personnel, were terminated in connection with the discovery and announcement of accounting irregularities discussed above. Virtually all of our present senior management, including our chief executive officer, our chief financial officer and our corporate controller, were not employed by us during the period from January 1, 2000 through the date of our bankruptcy filing and most of the senior accounting personnel that prepared our restated consolidated financial statements were not employed by us in their current capacity during such period. During the restatement process, we identified a substantial number of material weaknesses in our internal controls, including poor accounting records. Due to the lack of systematic and reliable internal controls and the lack of access to our prior management and senior personnel, the restatement process required an extensive effort by hundreds of financial and accounting professionals, including external consultants, to locate, verify and/or reconstruct supporting records for financial statement accounts.

We have restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in a cumulative net reduction to shareholders’ equity of $70.8 billion and $53.6 billion as of December 31, 2001 and 2000, respectively and a reduction in previously reported net income of $17.1 billion and $53.1 billion for the years ended December 31, 2001 and 2000, respectively. We have also restated the January 1, 2000 opening retained earnings balance to reflect corrected items that relate to prior periods. Except as otherwise specified, all information presented in the consolidated financial statements and the related notes include all such restatements.

Summary of restatement items

The following table sets forth the effects of the restatement adjustments on (i) revenue and (ii) pre-tax income/(loss) (income from continuing operations before income taxes, and the cumulative effect of change in accounting principle) in the consolidated statements of operations for the years ended December 31, 2001 and 2000. Due to the substantial number of restatement adjustments, each of the restatement categories listed in the table reflects a number of related adjustments that have been aggregated for disclosure purposes. The principal adjustments in each category are described in the paragraphs following the table below.

Additionally, the impact of the restatement adjustments on the consolidated balance sheets and the consolidated statements of shareholders’ equity for the years ended December 31, 2001 and 2000 are shown following the discussion of the categories listed below (in millions):

	Year Ended December 31, 2001		Year Ended December 31, 2000
	Revenue	Pre-tax income (loss)	Revenue	Pre-tax income (loss)
Previously reported(1)	$35,121	$2,375	$39,020	$7,581
Restatement adjustments:
Impairment	—	(12,592)	—	(47,180)
Improper reduction of access costs	—	(2,933)	6	(1,827)
Purchase accounting	14	(2,273)	(193)	(3,567)
Long lived asset adjustments	—	2,750	—	(1,713)
International	(749)	(899)	18	(487)
Revenue related adjustments	(1,204)	(575)	(36)	(995)
Adjustments to accrued liabilities	—	(823)	—	(732)
Embratel and Avantel	5,268	(35)	1,127	(325)
Unclassified income/(expense)	—	383	—	(426)
Other	(7)	(.506)	4	(750)

Total restatement adjustments	$3,322	$(17,503)	$926	$(58,002)
Discontinued operations adjustment(2)	(775)	1,323	(602)	449
Revenue, as restated	$37,668		$39,344

Minority interest adjustment(2)		(669)		52
Pre-tax loss, as restated		$(14,474)		$(49,920)

(1)	Certain amounts have been reclassified to conform to the current statement of operations presentation.
(2)	Discontinued operations and minority interest adjustments are included in the restatement amounts or in the previously reported amounts above; those amounts are being deducted from the total to arrive at the pre-tax income before discontinued operations, minority interest and the cumulative effect of accounting change.

We implemented Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”) effective January 1, 2000. Upon adoption of SAB 101, we reported an $85 million deferral of revenue as a cumulative effect of a change in accounting principle in our consolidated statements of operations. Adjustments to that amount of $12 million were made as a part of the restatement process to arrive at a net cumulative effect of a change in accounting principle for the year ended December 31, 2000 of $97 million.

We implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), effective January 1, 2001. Upon adoption of SFAS No. 133, we did not record a cumulative effect of a change in accounting principle in our consolidated statements of operations. As part of the restatement process, we recorded $1 million of income as a cumulative effect of a change in accounting principle in our consolidated statements of operations in 2001.

Provision for income taxes was adjusted as a result of corrections to previously recorded tax amounts and the restatement adjustments made. The result was a decrease to income tax expense of $425 million and $4.9 billion for the years ended December 31, 2001 and 2000, respectively.

Restatement adjustments to pre-tax income combined with taxes, discontinued operations, minority interest and the cumulative effects of changes in accounting principle, totaled $17.1 billion and $53.1 billion for the years ended December 31, 2001 and 2000, respectively.

Impairment

As part of the restatement process, we identified conditions at various dates which indicated that the carrying values of goodwill and long-lived assets were impaired. For the periods under review, we found no evidence that SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Assets To Be Disposed Of” impairment analyses had been previously performed even though trigger events were apparent. As a result, we performed those impairment analyses for the periods being restated and recorded impairment adjustments as applicable. See Note 5 to our consolidated financial statements for a complete discussion and analysis of our asset impairments.

Improper reduction of access costs

The primary adjustments pertaining to the improper reduction of access costs related to inappropriate amounts capitalized as additions to property, plant and equipment during the period from the first quarter of 2001 through the first quarter of 2002. Both our accounting policy and GAAP require that access cost expenses be expensed as incurred. Improper capitalization of access costs represented a decrease in access cost expenses of $2.8 billion for the year ended December 31, 2001. Those amounts were removed from property, plant and equipment during the restatement process and recorded as access cost expense.

In addition, access cost expenses were decreased through the inappropriate reduction of accrual balances on the balance sheet. These adjustments reduced the accrual balances to levels below those indicated by our estimation policies and historical experience. Additionally, other balance sheet accruals, unrelated to access cost expenses, were reduced to offset access cost expenses. Improper reduction of accrual balances resulting in the reduction of access costs represented a decrease in access cost expenses of $144 million and $1.8 billion for the years ended December 31, 2001 and 2000, respectively.

We also discovered that certain costs recorded in other line items in the consolidated statement of operations should have been reflected as access costs. These errors were corrected and the amounts were reclassified during the restatement process.

Purchase accounting

Between 1993 and 2001, we acquired numerous telecommunication service providers offering complementary or similar services to those we provided. As part of the restatement process, all significant acquisition transactions, including the MCI Communications and Intermedia (see Note 9 to our consolidated financial statements) acquisitions, were reviewed and the fair value allocations and purchase price calculations were re-performed. As a result of this process, errors were found in the application of purchase accounting in connection with many of the acquisitions accounted for as purchases. Adjustments with a significant impact to the 2001 and 2000 operating results are described in the following paragraphs. See Note 5 to our consolidated financial statements for a discussion of impairment procedures that were performed subsequent to the completion of the purchase accounting restatements that impacted the carrying value of goodwill, intangible assets and tangible assets.

Goodwill and intangible assets

Goodwill. Restatement adjustments to the amount allocated to goodwill were required as a result of the various purchase accounting allocation adjustments. In addition, we determined that we had incorrectly calculated the amount of consideration paid in certain acquisitions due to inappropriate measurement dates for valuing the equity instruments issued and errors in valuing stock options and other equity related securities.

In many cases, a 40-year life was previously assigned to the goodwill that resulted from the above described acquisitions. We adjusted the estimated life that was originally assigned to goodwill in each transaction, based on the applicable accounting guidance, to more accurately reflect the useful life of the goodwill for each acquisition. Lives were adjusted from approximately 40 years down to an average of approximately 15 years.

The adjustments in goodwill amounts and changes in goodwill life impacted the amount of amortization expense for the restated periods.

Intangible assets. Original calculations for the fair value of intangible assets had been improperly performed and required the valuation of the intangible assets to be re-performed. As a result, we recorded adjustments to the fair value assigned to intangible assets acquired in the various purchase transactions, such as customer lists, developed technology, trade names and assembled workforces based on the new valuations. We also adjusted the useful lives that were originally assigned to these assets to reflect the expected period of benefit that was determined as a part of the new fair value calculations. These changes resulted in adjustments to amortization expense associated with these assets.

Additionally, amounts allocated to in-process research and development (“IPR&D”) acquired as part of the purchases of MCI Communications, ANS/Compuserve and MFS Communications were reversed due to improper inclusion of research and development projects that failed to qualify under GAAP and incomplete information from which to measure the applicable amounts. The result was the reversal of expenses recorded to write off such IPR&D in the acquisition periods. The reduction in the allocations of the IPR&D assets resulted in an increase in goodwill. Although the effect of the expense reversal did not impact pre-tax income for the periods being presented since the related acquisitions occurred prior to 2000, the increase to goodwill resulted in increased amortization expense for the years ended December 31, 2001 and 2000.

Tangible assets

Restatement adjustments were recorded to properly reflect the fair value assigned to property, plant and equipment which resulted from the re-performance of valuation work during the restatement process. New fair valuation calculations were performed and fair value adjustments were made to tangible assets as a part of the purchase accounting review and were primarily focused on the MCI Communications Corporation acquisition as the value of tangible assets for the other transactions was deemed to be reasonable based on work previously performed by us. As a result of the fair value adjustments made, tangible asset amounts for the assets acquired as a part of the purchase of MCI Communications were increased and this resulted in an increase to depreciation expense partially offset by decreased amortization associated with the decrease in goodwill.

Liabilities

We determined that we had inappropriately applied the accounting guidance for the establishment of liabilities in connection with purchase transactions (unfavorable contract liabilities (such as leases, service and supply contracts), synergy accruals, exit and restructuring costs liabilities and pre-acquisition contingencies). The misapplication of the purchase accounting guidance resulted in the improper establishment of liabilities. Adjustments were required to reverse the improperly established liabilities and the impact of those items on goodwill and operating expenses during the post-acquisition periods.

The primary impact on pre-tax income from purchase accounting adjustments resulted from an increase to depreciation and amortization expense of $1.5 billion and $3.0 billion for the years ended December 31, 2001 and 2000, respectively. The remaining impact was largely due to the reversal of improperly established and utilized liabilities.

Long-lived asset adjustments

We identified a variety of previous errors with respect to the accounting and asset balances for long-lived assets. The resulting primary adjustments include:

Impairment related adjustments

As part of the impairment review, we performed the analyses mentioned above. As a result of those analyses, assets that had been previously depreciated or amortized during the normal course of business were determined to be impaired and this resulted in decreases in asset values to reflect their new carrying values. Consequently, depreciation and amortization was reduced in order to eliminate the portion of the expense that was no longer appropriate due to the impairment adjustment.

Reductions in depreciation and amortization expense resulting from the impairment adjustments increased pre-tax income $4.5 billion for the year ended December 31, 2001 and had no impact on the year ended December 31, 2000.

Changes in useful lives

In conjunction with the restatement process, errors were identified relating to assets that were previously depreciated over inappropriate or inconsistent lives. As a result, we reviewed our procedures and documentation for depreciable assets and made adjustments where improper lives had been used.

In particular, we reviewed the procedures and documentation related to the establishment of the useful lives of assets acquired in connection with the acquisition of MCI Communications Corporation in September 1998, through a reassessment of the facts and circumstances which existed at the date of the acquisition and were used to determine the lives of the assets. The primary results of this analysis were that the depreciable life that had been previously used for ocean cable (40 years) should instead have been limited to the specific contract life, which averaged approximately 11 years, and that the depreciable life for fiber cable was reduced from 40 to 25 years, which more appropriately reflected its expected useful life. In addition, there were other depreciable life changes, principally the reduction of fiber optic electronics from 15 to eight years.

Adjustments due to changes in useful lives decreased pre-tax income by $1.0 billion and $672 million for the years ended December 31, 2001 and 2000, respectively.

Other long-lived asset adjustments

The previously issued 2001 and 2000 consolidated financial statements included certain capitalized assets, primarily property, plant and equipment that had been inappropriately capitalized, or were no longer in service and were not written off when they were taken out of service. Additionally, adjustments were made to amounts recorded for certain long-lived assets resulting from the improper recording of the acquisition or disposition of the asset.

Adjustments due to other long-lived asset adjustments reduced pre-tax income by $688 million and $1.0 billion for the years ended December 31, 2001 and 2000, respectively.

International

International adjustments consist primarily of the following:

Audit adjustments for international subsidiaries

Prior to the restatement process, separate legal entity audits for some international subsidiaries were not performed. As part of the restatement process, the audits, primarily due to statutory filing obligations, were completed and audit adjustments applicable under U.S. GAAP were made to the December 31, 2001 and 2000 consolidated financial statements. Adjustments made as a part of the international subsidiary audits described above included adjustments for intercompany interest and transfer pricing, capitalized labor, bad debt expense and accounts receivable and other intercompany reconciliation items.

Functional currency designation

In our previously filed financial statements, all significant international subsidiaries used their local currency as their functional currency. As a result of the evaluation of factors as prescribed by SFAS No. 52 “Foreign Currency Translation,” it was determined that all significant international subsidiaries other than Embratel should have utilized the U.S. dollar as their functional currency. Pursuant to our analysis and as a part of the restatement process, each significant international subsidiary, other than Embratel, changed its functional currency designation to the U.S. dollar.

Revenue related adjustments

Revenue related adjustments consist primarily of the following:

Deferral of customer activation, installation and provisioning revenue and cost.

In 2000, we adopted the provisions of SAB 101 and began amortizing customer activation, installation and provisioning revenue over the average customer contract life. It was determined as a part of the restatement process that, although a policy for the deferral of revenue had been established consistent with SAB 101, we did not properly apply our policy and sufficient records to support the revenue deferred were not available. As a result, we restated our deferred revenue balances consistent with the provisions of SAB 101 based on the available support.

Prior to January 1, 2000, our policy was to capitalize and defer customer activation, installation and provisioning costs over a five-year period. In 2000, in conjunction with the adoption of the provisions of SAB 101, we began amortizing these costs consistent with the customer contract life. It was determined as a part of the restatement process that, although our policy had been to defer such costs, we did not properly apply this policy as the requisite criteria for deferral were not met and sufficient records to support the amounts deferred were not maintained. As a result, we eliminated the deferred cost balances and restated our consolidated statements of operations to recognize such costs in the period incurred.

Accounts receivable adjustments

We determined that allowances for doubtful accounts reserves had not been established in accordance with GAAP, allowance methodologies were not applied consistently and revenue adjustments were needed to correct the balances in accounts receivable.

As a result, we reduced revenue and increased our previously reported allowance for doubtful accounts as of and for the years ended December 31, 2001 and 2000. The adjustments to the allowance for doubtful accounts increased selling, general and administrative expenses in the consolidated statements of operations.

Revenue recognition adjustments

Also as part of the restatement process, we identified errors in the recognition and presentation of revenue and the recording of the associated costs of services and products. For example, we determined that we acted as an agent rather than a principal for certain products and hence the criteria for revenue recognition were not met. As a result, restatement entries were made to reverse the recording of revenue and cost of service expenses as though a sale had occurred and to reflect only the net of such amounts as income from acting as an agent on these transactions.

Adjustments to accrued liabilities

Prior to the restatement process, we improperly established accruals for various purposes, including legal reserves, telecommunications reserves, employee benefits and other tax liabilities. As part of the restatement process, all liabilities, including accruals, were reviewed for validity and adequacy given the supporting documentation. Adjustments were made to increase or decrease these liabilities based on the adequacy of the supporting documentation for the liability being reviewed. Those adjustments resulted in corresponding adjustments to the appropriate expense category in the consolidated statement of operations in the appropriate period.

Embratel and Avantel

Embratel and Avantel restatement adjustments presented in the consolidated statement of operations primarily resulted from the consolidation of Embratel and the deconsolidation of Avantel, as described below. In addition, the adjustments also include the corrections of errors made during the deconsolidation of Embratel in the originally reported financial statements, when many Embratel-related items remained on the balance sheet in error.

Embratel consolidation

In 1998, we acquired approximately a 52% voting interest and a 19% economic interest in Embratel as a part of the acquisition of MCI. In accordance with GAAP, a greater than 50% interest in the voting rights of an investee generally gives an investor control over the investee and its results should be consolidated with those of the investor. From the date of the MCI acquisition until the second quarter of 2001, we consolidated the results of Embratel. During the second quarter of 2001, we restructured our investment in Embratel and incorrectly determined that, as a result of this restructuring, control could no longer be exercised over Embratel. As part of the restatement process, we determined that we continued to retain control of Embratel through our power to hire and terminate management and through our control over Embratel’s Board of Directors. Therefore, Embratel’s results have been consolidated for all periods presented.

Avantel deconsolidation

In 1998, we acquired a 44.5% voting interest in Avantel as a part of the acquisition of MCI. The remaining equity interest was owned by a third party, which had a controlling interest in Avantel. As a result of this ownership structure, we accounted for our investment in Avantel under the equity method. In 2000, we entered into a memorandum of understanding (“MOU”) related to our investment in Avantel. The purpose of the MOU was to change the corporate structure and to alter the voting control of Avantel. The MOU also stated that a new joint venture agreement would be executed as soon as possible to reflect these changes. In March 2000, we inappropriately changed our accounting to consolidate the financial results of Avantel, even though a new joint venture agreement was never executed and the changes to the corporate structure and voting controls were not made. Therefore, we have deconsolidated Avantel and have reflected Avantel’s results as a part of the restatement process.

Unclassified income/(expense)

During the restatement process, we determined that certain accrued liability accounts were incorrectly transferred to various line items in the consolidated statements of operations without any justification or supporting documentation. We have been able to determine the periods, amounts, and line items that were improperly reflected in our previously filed consolidated statements of operations and have reversed those amounts in our consolidated financial statements. However, due to of a lack of adequate documentation, we have been unable to determine the appropriate statement of operations line item where an offsetting entry should have been applied. We have determined that such correcting entries should be aggregated and reflected as “Unclassified income/(expense)” in the applicable period.

In addition to the activities in the accrual accounts, our investigation identified other assets and liabilities that were recorded on our historical balance sheet, but for which there is inadequate support to establish the existence of such assets or liabilities. With respect to these amounts, we concluded that they do not represent assets or liabilities and have instead charged them to our consolidated statements of operations. Because there is no documentary support related to these amounts, we are unable to determine the appropriate statement of operations line item to which such amounts applied. As a result, these amounts have been included in “Unclassified income/(expense)” in the applicable period.

Other

Other adjustments consist primarily of reclassifications between accounts, adjustments made for derivatives, intercompany imbalances and improperly capitalized interest, labor and overhead associated with capital projects.

Balance Sheet Impact

In addition to the effects on our 2001 and 2000 consolidated statements of operations discussed above, the restatement impacted our consolidated balance sheets as of December 31, 2001 and 2000 and the opening retained earnings as of January 1, 2000. The following tables set forth the effects of the restatement adjustments on our 2001 and 2000 consolidated balance sheets (in millions):

	As of December 31, 2001
	Previously Reported(1)	Embratel/ Avantel	Other Restatement Adjustments	As Restated
Assets:
Current assets	$9,104	$(539)	$(199)	$8,366
Property, plant and equipment	42,665	(1,052)	(20,127)	21,486
Goodwill and other intangibles, net	46,583	(322)	(43,977)	2,284
Other assets	5,356	265	(4,051)	1,570

Total	$103,708	$(1,648)	$(68,354)	$33,706

Liabilities and shareholders’ equity (deficit):
Total current liabilities	$9,133	$(767)	$5,024	$13,390
Long-term debt	29,991	77	(758)	29,310
Other liabilities	4,635	65	(4,189)	511

Minority interests	100	(1,484)	3,630	2,246
Mandatorily redeemable preferred stock	1,993	—	(803)	1,190
Shareholders’ equity (deficit)	57,856	461	(71,258)	(12,941)

Total	$103,708	$(1,648)	$(68,354)	$33,706

(1)	Certain amounts have been reclassified to conform to the current balance sheet presentation.

	As of December 31, 2000
	Previously Reported(1)	Embratel/ Avantel	Other Restatement Adjustments	As Restated
Assets:
Current assets	$9,657	$(347)	$(160)	$9,150
Property, plant and equipment	40,944	(501)	(15,966)	24,477
Goodwill and other intangibles, net	42,995	(189)	(36,986)	5,820
Other assets	5,131	292	(682)	4,741

Total	$98,727	$(745)	$(53,794)	$44,188

Liabilities and shareholders’ equity (deficit):
Total current liabilities	$17,581	$(410)	$1,967	$19,138
Long-term debt	18,462	(398)	(880)	17,184
Deferred income taxes and other liabilities	4,742	102	(2,182)	2,662

Minority interests	2,592	269	(201)	2,660
Mandatorily redeemable preferred stock	—	—	752	752
Shareholders’ equity (deficit)	55,350	(308)	(53,250)	1,792

Total	$98,727	$(745)	$(53,794)	$44,188

(1)	Certain amounts have been reclassified to conform to the current balance sheet presentation.

Shareholders’ Equity Impact

In addition to the effects on the 2001 and 2000 balance sheets and consolidated statements of operations discussed above, the restatement affected the consolidated statements of shareholders’ equity as of December 31, 2001 and 2000. Shareholders’ equity as of January 1, 2000, is $50.5 billion as restated, compared to $51.2 billion as previously reported primarily due to purchase accounting related adjustments. The following table shows the impact as of December 31, 2001 and 2000 (in millions):

	As of December 31,
	2001	2000
Ending shareholders’ equity, as previously reported(1):	$57,856	$55,350
Effect of restatement adjustments on net income for the current period	(17,078)	(53,074)
Cumulative adjustment to retained earnings	(56,462)	(3,347)
Adjustments to additional paid-in capital	2,437	2,585
Other	306	278

Total restatement adjustments	(70,797)	(53,558)

Shareholders’ equity (deficit), as restated	$(12,941)	$1,792

(1)	Certain amounts have been reclassified to conform to the current balance sheet presentation.

Adjustments to retained earnings and additional paid-in capital consisted primarily of purchase accounting related adjustments.

Cash Flow Impact

The following table presents selected consolidated statements of cash flows information showing our previously reported and restated cash flows, for the years ended December 31, 2001 and 2000 (in millions):

	Years ended December 31,		Years ended December 31,
	2001		2000
	As previously reported	As restated	As previously reported	As restated
Net cash from operating activities	$7,994	2,845	$7,666	4,227
Net cash from investing activities	(9,690)	(6,122)	(14,385)	(11,163)
Net cash from financing activities	2,529	4,217	6,623	6,682

For the year ended December 31, 2001, the change in cash flows from operating activities resulted primarily from restatement adjustments to correct improperly capitalized access costs, and other improperly capitalized costs. For the year ended December 31, 2000, the change in cash flows from operating activities resulted primarily from improperly capitalized costs.

Discussion of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following describes our most critical accounting policies:

Accounting and Reporting During Reorganization

We have operated as debtors-in-possession since July 21, 2002 and adopted the provisions of SOP 90-7 upon commencement of our Bankruptcy Court proceedings. Our consolidated financial statements for the period from July 21, 2002 through December 31, 2002 have been prepared in accordance with the provisions of SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and they are reported separately as reorganization items in our consolidated statements of operations.

We will adopt fresh-start reporting under the provisions of SOP 90-7 as of the fresh-start reporting date. Under SOP 90-7, our reorganization value will be allocated to our assets and liabilities (excluding debt). Our assets will be stated at fair value in accordance with SFAS No. 141 and liabilities will be recorded at the present value of amounts estimated to be paid. In addition, our accumulated deficit will be eliminated, and our new debt and equity will be recorded in accordance with distributions pursuant to the Plan. We anticipate that the adoption of fresh-start reporting will have a material effect on our financial statements. As a result, our consolidated financial statements published for periods following the fresh-start reporting date will not be comparable with those published before such date. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the provisions of SOP 90-7.

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

We recognize revenue when a sales arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable and collectibility is reasonably assured. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of revenues and expenses for the periods presented. Specifically, management makes estimates of future customer credits through the analysis of historical trends and known events. Significant management judgments and estimates must be made and used in connection with establishing the revenue allowances associated with discounts earned on certain customer agreements, billing allowances for pricing changes and customer disputes. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period.

Similarly, our management must make estimates regarding the collectibility of our accounts receivable. Management specifically analyzes accounts receivable including historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Access Costs

Access costs are costs incurred for transmission of voice and data over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. We expense access costs as incurred. Accordingly, at each balance sheet date, we record our best estimate of the access costs incurred but not yet billed based on internal usage reports. Once we receive an invoice from a carrier, a process of reconciling that carrier’s invoice to our internal usage reports begins. In certain cases, this reconciliation process can take several months to complete. Once the reconciliation is complete, we agree with the carrier on the final amount due. In most cases, this process does not result in significant adjustments to our estimates. Accordingly, at each balance sheet date, we accrue access costs for estimated expenses that have not yet been billed by other carriers and for amounts for which the reconciliation of the carriers’ invoices to our internal usage reports has not been completed. Due to the significance of access costs, the complexity of the systems that capture usage information and the number of different negotiated and regulated rates, we believe that the estimation of access cost accruals is a critical accounting policy.

Valuation and Recoverability of Long-lived Assets

As of December 31, 2002, property, plant and equipment represented $14.2 billion and intangible assets represented $1.5 billion of our $26.5 billion in total assets. Accounting for our long-lived assets requires certain significant estimates regarding their expected useful lives and recoverability.

We record at cost our purchases of property, plant and equipment and other fixed assets and those improvements that extend the useful life or functionality of the underlying assets. We depreciate those assets on a straight-line basis over their estimated useful lives. The estimated useful lives for transmission equipment is four to 30 years, five to nine years for communications equipment, four to 39 years for furniture, fixtures, buildings and other property, plant and equipment, and six years for software. These useful lives are determined based on historical usage with consideration given to technological changes and trends that could impact our network architecture and asset utilization. Accordingly, in making these assessments, we consider the views of internal and outside experts regarding the impact of technological advances and trends on the value and useful lives of our network assets. We periodically reassess the remaining useful lives of our assets and make adjustments as necessary. When such an adjustment is required, we depreciate the remaining book value over the updated remaining useful life. Any decreases in the remaining useful lives of our assets could have a significant effect on our results of operations in the future.

We review our goodwill, other intangible assets and property, plant and equipment for impairment annually whenever events or circumstances may indicate that the carrying amount may not be recoverable. We operate an integrated telecommunications network. All assets comprising this network and related goodwill and other intangible assets and the related cash flows are aggregated for the purpose of the impairment review because this aggregated level is the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets. There are certain standalone operating companies, including Embratel, Digex, SkyTel and other smaller businesses, for which our carrying values of their assets are reviewed separately for impairment because their cash flows are largely independent of the cash flows generated by our integrated network. This review requires us to make significant assumptions and estimates about the extent and timing of future cash flows, remaining useful lives, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models and other financial ratios which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. In addition, we engage independent third party valuation specialists to assist us in our determination of estimated fair values of our assets.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.

Acquisition Related Assets and Liabilities

Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as properties, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets and the significant number of business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

Results of Operations

Our audited consolidated statement of operations for 2000 and 2001 are presented and restated in accordance with GAAP. Our 2002 consolidated financial statements have been prepared in accordance with SOP 90-7, which requires an entity’s statement of operations to portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from our reorganization are reported separately as reorganization items, except those required to be reported as discontinued operations in conformity with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following table sets forth for the periods indicated our consolidated statements of operations (in millions):

	Year Ended December 31,
	2002		2001		2000
			(Restated)		(Restated)
		% of Revenue		% of Revenue		% of Revenue
Revenues	$32,202	100.0%	$37,668	100.0%	$39,344	100.0%
Operating expenses:
Access costs	14,651	45.5	16,015	42.5	16,903	43.0
Costs of services and products	4,339	13.5	5,377	14.3	5,092	13.0
Selling, general and administrative	9,179	28.5	10,660	28.3	10,337	26.2
Depreciation and amortization	3,291	10.2	4,851	12.9	8,485	21.6
Unclassified (income) expense	(35)	(0.1)	(383)	(1.0)	426	1.1
Property, plant and equipment impairment charges	4,599	14.3	5,729	15.2	14,057	35.6
Goodwill and intangible impairment charges	400	1.2	6,863	18.2	33,123	84.2

Total	36,424	113.1	49,112	130.4	88,423	224.7

Operating loss	(4,222)	(13.1)	(11,444)	(30.4)	(49,079)	(124.7)
Other income (expense), net:
Interest expense (contractual interest of $2,360 in 2002)	(1,372)	(4.3)	(2,099)	(5.6)	(1,300)	(3.3)
Miscellaneous (expense) income	(2,794)	(8.6)	(931)	(2.4)	459	1.1
Reorganization items, net	(802)	(2.5)	0	0.0	0	0.0

Loss from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	(9,190)	(28.5)	(14,474)	(38.4)	(49,920)	(126.9)
Income tax expense (benefit)	54	0.2	503	1.4	(1,915)	(4.9)
Minority interests, net of tax	(193)	(0.6)	(702)	(1.9)	358	0.9

Loss from continuing operations before cumulative effect of a change in accounting principle	(9,051)	(28.1)	(14,275)	(37.9)	(48,363)	(122.9)
Net loss from discontinued operations	(90)	(0.3)	(1,323)	(3.5)	(449)	(1.2)

Loss before cumulative effect of a change in accounting principle	(9,141)	(28.4)	(15,598)	(41.4)	(48,812)	(124.1)
Cumulative effect of a change in accounting principle	(32)	(0.1)	1	0.0	(97)	(0.2)

Net loss	(9,173)	(28.5)	(15,597)	(41.4)	(48,909)	(124.3)
Distributions on mandatorily redeemable preferred securities (contractual distributions of $35 in 2002)	19	0.1	19	0.1	0	0.0

Net loss attributable to common shareholders	$(9,192)	(28.6)%	$(15,616)	(41.5)%	$(48,909)	(124.3)%

Our results of operations have been affected in recent years, and continue to be affected, by adverse industry and economic conditions, including reduced demand for telecommunication services, pricing pressure, increasing competition, rapid technological change and excess network capacity. These difficult industry conditions and regulatory changes have affected all of our operating segments (see “Item 1—Business—Industry and Market Overview”).

Our revenues decreased 18% from $39.3 billion in 2000 to $32.2 billion in 2002, which reduced our operating margins. Also during this and earlier periods, we significantly expanded our business through numerous acquisitions and large capital expenditure programs. This activity contributed to a sharp increase in our outstanding debt which was over $30 billion at the end of 2001. In mid-2002, we identified accounting irregularities in our financial statements and material weaknesses in our internal controls, filed for reorganization under the U.S. bankruptcy laws, accepted the resignation of our former chief executive officer and terminated or accepted the resignations of certain financial and accounting personnel, including our former chief financial officer and corporate controller.

Beginning in the second half of 2002, we began making extensive changes in our management and Board of Directors as well as our business processes and operations. These changes include the hiring of a new Chief Executive Officer, a new Chief Financial Officer and a new Corporate Controller (see “Item 10—Directors and Executive Officers of the Registrant”). We have also reviewed our accounting and internal control practices and restated our 2000 and 2001 annual financial statements. These statements have been audited by KPMG, which replaced Andersen as our external auditors in May 2002. Furthermore, we have implemented numerous changes in our internal controls and corporate governance policies and procedures (see “Item 9A—Controls and Procedures”).

Although we have made substantial changes, our bankruptcy filing and the events preceding it have caused us negative publicity and we have expended substantial resources to address these matters and make necessary changes. As a result of our bankruptcy, we believe that we have lost customers in the international markets (particularly in jurisdictions where customers associate bankruptcy proceedings with liquidation). In the U.S., we do not believe that the bankruptcy has had a significant impact on customer retention by our Business Markets unit and we continue to do business with our largest customers. The bankruptcy, however, has made it more difficult for Business Markets to attract new customers and expand our business with existing customers. In our Mass Markets business unit, we believe the bankruptcy has had some effect on our operating results, but the effect has not been substantial.

The factors discussed above have continued to affect our business. Our new Chief Executive Officer, Michael Capellas, along with other members of senior management has reviewed our business operations and changed our strategy which, prior to the bankruptcy filing, emphasized rapid growth. As a result, we have undertaken various initiatives to lower our operating costs, including the reduction of headcount and capital expenditures and the elimination of excess facilities. In addition, we have undertaken various initiatives with the near-term objective of minimizing further decreases in our revenues, including focusing on the acquisition and retention of customers and continuing to invest in new products and services. While these initiatives have reduced costs, our revenue has declined, and is continuing to decline, at a faster rate. We believe, however, that the cumulative effects of our cost reduction efforts will increase our profitability, and the successful execution of our business strategy will enable us to improve our operating results (see “Item 1—Business—Strategy”).

The following is a discussion of our results of operations for 2002, 2001 and 2000. For each of our business segments, we discuss revenues. All other items are discussed on a consolidated basis, except for Embratel, which is operated by its own management and employees and, as a publicly-traded company, separately reports its financial results. While we currently consolidate Embratel in our financial statements due to our owning a controlling interest, we have announced our intention to sell our interest. For these reasons, we separately address Embratel’s results in the following discussion.

Revenues

For the years December 31, 2002, 2001 and 2000, revenues by business segment were as follows (in millions):

	Year Ended December 31,
	2002		2001		2000
		% of Revenue		% of Revenue		% of Revenue
			(Restated)		(Restated)
Business Markets	$16,980	52.7%	$20,420	54.2%	$21,149	53.7%
Mass Markets	7,170	22.3%	8,318	22.1%	9,238	23.5%
International	3,477	10.8%	3,032	8.0%	2,784	7.1%
Embratel	3,603	11.2%	4,593	12.2%	4,808	12.2%
Corporate and other	972	3.0%	1,305	3.5%	1,365	3.5%

	$32,202	100.0%	$37,668	100.0%	$39,344	100.0%

Business Markets. Business Markets revenues declined $3.4 billion, or 16.8%, in 2002 compared to 2001 and declined $0.7 billion, or 3.4%, in 2001 compared to 2000. The decrease in revenue in 2002 compared to 2001 reflects decreases in data services revenues of $1.6 billion, voice services revenues of $1.5 billion and Internet revenues of $0.3 billion. These revenue decreases were primarily due to intense competition caused, in large part, by overcapacity in the industry which resulted in pricing pressure. In addition, Business Markets data and Internet services revenues in 2002 were negatively impacted by lower customer demand due, in part, to customers adjusting the configuration of their networks and diversifying their network providers to achieve better efficiencies, decreased revenue in the wholesale market as a result of declining demand from Internet-based emerging businesses and decreased messaging revenue. In addition, we discontinued an equipment sales product line in the third quarter of 2002 due to its low profitability. Revenues from voice services were primarily affected by declining price levels, as our voice volumes remained largely unchanged.

The decrease in Business Markets revenues in 2001 compared to 2000 resulted primarily from a decline in voice services revenues of $1.5 billion caused by pricing pressure as the result of overcapacity in the industry and, to a lesser extent, a decline in volume. The decrease was largely offset by growth in revenue generated from Internet and data services of $0.6 billion and $0.2 billion, respectively, as a result of growth in our business and strong overall Internet and data markets.

We expect the factors contributing to the decrease in revenue in 2002 to continue to negatively impact revenue in the Business Markets segment. In addition to the factors described above, industry competition has continued to increase, including an expanded presence of RBOCs in the high-speed Internet and long distance markets.

Mass Markets. Mass Markets revenues declined $1.1 billion, or 13.8%, in 2002 compared to 2001 and declined $0.9 billion, or 10.0%, in 2001 compared to 2000. The decrease in revenue in both periods was principally the result of lower revenues from subscription services, with revenues of $5.8 billion, $6.8 billion and $7.4 billion in 2002, 2001 and 2000, respectively. The reduction in subscription service revenues was primarily the result of continuing long distance volume declines (reflecting a lower number of customers and lower usage per customer), as well as rate declines. These declines were due to product substitution to wireless phones, e-mail and pre-paid cards, increased competition (including the continued entry of the RBOCs into the long distance market) and customer migration to lower-priced calling plans. These declines were partially offset by increased local voice service revenue caused by volume increases, as we added customers while expanding the area in which we offer local service through using unbundled network elements from one state at the beginning of 2000 to five states at the end of 2000, eight states at the end of 2001 and 41 states at the end of 2002. The volume increases from local voice services were partially offset by decreases in average rates due to the increasing popularity of unlimited calling plans. Revenues from local voice services for 2002, 2001 and 2000 were $0.9 billion, $0.5 billion and $0.2 billion, respectively.

The decline in Mass Markets revenues also reflects lower revenue from transaction services, with revenues of $1.3 billion, $1.6 billion and $1.8 billion in 2002, 2001 and 2000, respectively. The decrease in our transaction service revenues was primarily due to reduced usage of these services due to wireless phone product substitution and the impact of reduced advertising spending. In 2001, transaction service revenues were also adversely affected by the loss of a pre-paid card contract with a major customer, which we regained in late 2001.

We expect product substitution, competition and customer migration to lower-priced calling plans and products to continue to negatively impact Mass Markets revenues. We also expect that these revenues will be affected by a slowing in our rate of local customer growth, as well as the negative implications of the recent “Do Not Call” regulation on our telemarketing sales efforts. In addition, our local service business will be adversely affected if the March 2, 2004 decision by the D.C. Circuit Court on the Triennial Review order is upheld. See “Item 1—Business—Regulation.”

International. Revenues for our International segment increased by $0.4 billion, or 14.7%, in 2002 compared to 2001 and increased by $0.2 billion, or 8.9%, in 2001 compared to 2000. During these periods, we expanded the capacity and reach of our networks into new markets in Europe and Asia, with the increase in 2002 revenue principally resulting from voice product growth primarily from sales in the EMEA region to other telecommunications carriers. Revenue growth in 2002 was also favorably impacted by the decline in the value of the U.S. dollar. These revenue increases were partially offset by declines in rates and in customer volume as a result of competitive and other pressures similar to those described above for our Business Markets segment. In addition, our bankruptcy filing negatively impacted the rate of new customer growth for this segment in 2002.

We expect pricing and volume pressures to continue to negatively impact International revenue growth rates. We also expect that our rate of customer growth will be impacted by our reduced rate of network expansion. We anticipate that these factors may be partially offset by foreign exchange effects due to the further decline in the value of the U.S. dollar.

Embratel. Embratel provides local, domestic long distance, Internet, data and international communications services in Brazil to business and residential customers. Embratel’s revenue decreased by $1.0 billion, or 21.6%, in 2002 compared to 2001 and $0.2 billion, or 4.5%, in 2001 compared to 2000. Declines in the dollar value of the Brazilian Real adversely impacted reported U.S. dollar revenues by $0.6 billion in 2002 compared to 2001 and $1.0 billion in 2001 compared to 2000.

Embratel’s revenues in 2002, adjusted for the currency rate change, declined $0.4 billion compared to 2001. Principal causes of this decline were lower gross receipts taxes of $0.2 billion and lower voice services revenue of $0.2 billion due to fewer customers and increased competition from the market entry of additional long distance companies.

Embratel’s revenues in 2001, adjusted for the currency rate change, increased by $0.8 billion compared to 2000. Principal drivers of this increase were an increase in voice services revenues of $0.4 billion, an increase in gross receipts taxes from customers of $0.2 billion and an increase in Internet, data and other service revenues of $0.2 billion.

Corporate and other. Corporate and other revenues include fees earned from other telephone companies that terminate calls on our network, the revenues of our MK International business unit, which provides network construction services, and revenues from intellectual property contracts to provide software licensing. The decline in these revenues from 2000 through 2002 was due in part to decreases in the revenues of MK International, the operations of which have been substantially curtailed. Revenues also declined in 2002 due to lower fees earned from other telephone companies terminating calls on our network.

Operating expenses

Access costs. Access costs include costs incurred for transmission of voice and data over other carriers’ domestic and international networks and per-line charges mandated by the FCC. Access costs also include contributions to the Universal Service Fund which are paid to a government-established agency, passed on to our customers and included in our revenues.

Access costs decreased $1.3 billion, or 8.5%, to $14.7 billion in 2002 from $16.0 billion in 2001, and decreased $0.9 billion, or 5.3%, in 2001 from $16.9 billion in 2000. Access costs as a percentage of revenues increased to 45.5% in 2002 from 42.5% in 2001, which was down from 43.0% in 2000. The 2001 to 2002 increase as a percentage of revenues was driven by revenue rates declining faster than access cost rates, which decreased profitability.

Excluding Embratel, access costs for the remainder of our business decreased $1.0 billion, or 7.0%, to $13.3 billion in 2002 from $14.3 billion in 2001, and decreased $0.8 billion, or 5.7%, in 2001 from $15.1 billion in 2000. The year to year declines in access costs without Embratel were principally driven by lower connection volumes, reduced international connection rates and FCC mandated access rate reductions, offset by increased access costs associated with the growth in our local voice service.

Embratel access costs were $1.4 billion in 2002, $1.7 billion in 2001 and $1.8 billion in 2000. The $0.3 billion reduction in Embratel’s access costs in 2002 was due to a lower U.S. dollar to Brazilian Real exchange rate, the effect of lower volumes and other operational improvements. In 2001, the currency effect of the lower U.S. dollar to Brazilian Real exchange rate offset increases in costs due to increased volumes.

We expect our access costs will continue to decline due to reduced volumes, our restructuring efforts and continued cost containment initiatives. The impact of FCC mandated rate changes is not expected to be material.

Cost of services and products. Cost of services and products (“COSP”) includes expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs, including those from equipment sales. COSP also includes gross receipts taxes incurred by Embratel.

COSP decreased by $1.1 billion, or 19.3%, to $4.3 billion in 2002 compared with 2001, and increased by $0.3 billion, or 5.6%, to $5.4 billion in 2001 compared with $5.1 billion in 2000. As a percentage of revenues, COSP was 13.5%, 14.3% and 13.0% in 2002, 2001 and 2000, respectively.

The reduction in COSP in 2002 from 2001 resulted in part from a $0.4 billion reduction in gross receipt tax expense by Embratel. Taxes as a percentage of Embratel’s revenues declined to 22% from 25% in 2001 largely as a result of a change in product mix, and taxes were applicable to a declining revenue stream of $3.6 billion in 2002, compared to $4.6 billion in 2001. In addition, Embratel’s expenses in 2002 and 2001 improved due to a decrease in the value of the Brazilian Real compared to the U.S. dollar. During 2001, Embratel’s expenses decreased due to reduced gross receipts taxes.

Excluding Embratel, COSP decreased by $0.7 billion in 2002 compared with 2001, and increased by $0.3 billion in 2001 compared with 2000. The reduction in COSP for 2002 primarily relates to lower personnel costs resulting from initiatives to improve efficiency, reduced payments to marketing partners for customer awards and benefits and reduced expenses associated with a decline in equipment sales. The increase in COSP during 2001 principally resulted from increases in personnel and facility costs due to network expansion.

We expect COSP to continue to decline, primarily as a result of restructuring efforts and continued cost containment initiatives.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expenses, gains and losses on property, plant and equipment sales, and corporate administrative costs, such as finance, legal and human resources. Some SG&A expenses are incurred directly by our business segments and are shown in Note

23 of our consolidated financial statements. Other SG&A expenses relate to our overall operations and are not allocated to a specific business segment.

Total SG&A expenses decreased $1.5 billion, or 13.9%, to $9.2 billion in 2002 compared with 2001 expenses of $10.7 billion while 2001 expenses increased $0.4 billion, or 3.1%, from $10.3 billion in 2000. As a percentage of revenues, SG&A was 28.5%, 28.3% and 26.3% in 2002, 2001 and 2000, respectively.

The decrease in the amount of total SG&A expenses in 2002 from 2001 resulted in part from a $0.3 billion reduction in Embratel’s bad debt and other expenses and a lower U.S. dollar to Brazilian Real exchange rate. Excluding Embratel, SG&A decreased by $1.2 billion to $8.2 billion in 2002 compared with $9.4 billion in 2001. This reduction was primarily due to lower personnel related costs caused, in part, by a 15,400 decrease in 2002 in the number of our employees engaged in sales support and other administrative activities, reduced advertising expenses and other cost containment activities. These decreases were partially offset by an increase in bad debt expense (excluding Embratel), largely due to a $332 million charge in 2002 related to the loan made to our former chief executive officer, Bernard Ebbers, as well as an increase in other bad debt expenses as a percentage of revenue.

The $0.4 billion increase in total SG&A expenses in 2001 compared to 2000 was due to a $0.3 billion increase in Embratel’s expenses largely caused by an increase in its bad debt expense partially offset by a lower U.S. dollar to Brazilian Real exchange rate. Excluding Embratel, our SG&A expenses were $9.4 billion in 2001 and $9.3 billion in 2000.

Total losses on sales of property, plant and equipment were $0.1 billion in each of the years 2000 through 2002.

Excluding Embratel and any gains or losses on asset sales, we expect that SG&A expenses will continue to decline due to further reductions in personnel related expenses, partially offset by an increase in our expenses related to our restatement efforts.

Depreciation and amortization. Depreciation and amortization expense for 2002 decreased to $3.3 billion, or 10.2% of revenues, from $4.9 billion, or 12.9% of revenues for 2001. The decrease reflects the impact of a lower asset base due to asset impairment charges of $12.6 billion in 2001, and, to a lesser extent, the cessation of amortization of intangible assets with indefinite useful lives, including goodwill and trade names in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

Depreciation and amortization expense for 2001 decreased to $4.9 billion, or 12.9% of revenues, from $8.5 billion, or 21.6% of revenues, for 2000. The decrease principally reflects the impact of a lower asset base due to impairment charges of $47.2 billion in 2000.

Capital expenditures were $1.7 billion, $6.5 billion and $11.7 billion for 2002, 2001 and 2000, respectively. Our reduced capital expenditures reflect reduced requirements for capacity, liquidity limitations and operating constraints resulting from bankruptcy.

Until we emerge from bankruptcy, our capital expenditures will focus on the efficiency, functionality and reliability of our network and other operational improvements. After emergence, we expect our capital expenditures to increase as we accelerate our investment in new products and services.

Unclassified (income) expense. Unclassified (income) expense was ($35) million in 2002 versus ($383) million in 2001 and $426 million in 2000. These (income) expense amounts were recorded as part of our restatement process and are described in the “Restatements and Reclassifications of Previously Issued Consolidated Financial Statements” section above.

Impairment charges. We review our goodwill, other intangible assets and property, plant and equipment (collectively “long-lived assets”) for impairment annually or whenever events or circumstances may indicate that the carrying amount may not be recoverable. We operate an integrated telecommunications network. All assets comprising this network and related goodwill and other intangible assets and the related cash flows are aggregated for the purpose of the impairment review because this aggregated level is the lowest level at which identifiable cash flows are largely independent of the cash flows of the other groups of assets. There are certain standalone operating companies, including Embratel, Digex, SkyTel and other smaller businesses, for which our carrying values of their long-lived assets are reviewed separately for impairment because their cash flows are largely independent of the cash flows generated by our integrated network. This review required us to make significant assumptions and estimates about the extent and timing of future cash flows, remaining useful lives, discount rates and growth rates. We performed these impairment analyses using projections available for the periods under restatement and reflecting management’s best estimates of the facts and circumstances at the time of the trigger event dates. We believe we performed this analysis without inappropriately relying on the use of hindsight. However, we have revised assumptions made by previous management that generated valuations outside a reasonable range or were inconsistent with restated results. These adjustments included a reduction in previously forecasted capital expenditures and changes to conform projected operating costs to restated actual experience. The future cash flows used in this analysis are estimated over a significant future period of time, which makes these estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models and other financial ratios which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. In addition, we engaged an independent third party valuation specialist to assist us in our determination of estimated fair values of our long-lived assets.

The following table summarizes for each period the conditions triggering our impairment analysis and the resulting impairment charges. The information in this table is more fully discussed in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Impairment Charges			Conditions Triggering Impairment
Year	Property, Plant and Equipment	Goodwill and Intangibles
(In Millions)
2000	$14,057	$33,123

•      Revenue growth decline associated with significant adverse change in the business environment

•      Downward pricing pressure

•      Overcapacity in the industry

•      Sharp decline in share price

•      Deteriorating cash flows

•      Excess debt and high level of intangible assets

2001	$ 5,729	$6,863	• Further market deterioration • Continued stock price decline • Continued deterioration in earnings and cash flows • Decline in performance of assets acquired in the Intermedia transaction

2002	$ 4,599	$ 400	• Accounting and reporting irregularities • Reduced ability to raise capital • Resignation of senior officers • Pending bankruptcy filing

These impairment charges reflect the permanent loss in value of our long-lived assets as measured based upon the fair value and the net book value of those assets at the time of the assessment. In 2000, the decline in value was driven by the overall industry deterioration, including downward pricing pressure as a result of overcapacity in the industry, which led to a decline in projected cash flow as illustrated by the sharp decline in our share price. Additionally, our numerous acquisitions and the inability to adequately integrate those acquisitions led to excessive debt, a high level of intangible assets (goodwill) and limited cost savings from those business combinations. In November 2000, we issued negative guidance regarding our future financial performance. Our stock price hit its lowest level for 2000 in the fourth quarter of that year. These impairment indicators led current management to evaluate the recoverability of long-lived assets. With the assistance of an independent third-party valuation specialist, we completed an impairment analysis which assumed a cash flow period of four years, a discount rate of 12%, and a terminal growth rate of 4%. The result of this analysis was that the carrying value of our long-lived assets exceeded fair value, and we recorded property, plant and equipment impairment charges of $14.1 billion and goodwill and intangible impairment charges of $33.1 billion in 2000.

In 2001, impairment charges were $5.7 billion for property plant and equipment and $6.9 billion for goodwill and intangibles, resulting from further market deterioration, continued decreases in earnings and projected cash flows, a decline in the performance of the assets acquired in the Intermedia transaction and a continued decline in our stock prices. The estimates and assumptions used in the impairment analysis included a cash flow period of five years, a 12% discount rate and a 3% terminal growth rate.

In 2002, property, plant and equipment impairment charges were $4.6 billion and goodwill and intangible impairment charges were $0.4 billion. This decline in value for 2002 was driven by our pending bankruptcy filing, our disclosure of accounting and reporting irregularities and the resignation of senior officers. These events precipitated a lack of access to the capital markets and, therefore, a decrease in future projected cash flows. The estimates and assumptions used in the impairment analysis included a cash flow period of 5 years, a 14% discount rate and a 2% terminal growth rate.

Operating loss. For the year ended December 31, 2002, our operating loss decreased $7.2 billion, or 63.1%, to $4.2 billion on revenues of $32.2 billion, from an operating loss of $11.4 billion on revenues of $37.7 billion in 2001. The factors affecting this decrease in operating loss were a decrease in goodwill and other intangible assets impairment charges of $6.5 billion, a decrease in depreciation and amortization of $1.6 billion, a decrease in access cost of $1.3 billion, a decrease in COSP of $1.1 billion, a decrease in selling, general and administrative expenses of $1.5 billion and a decrease of $1.1 billion in property, plant and equipment impairment charges, partially offset by a $5.5 billion decrease in revenue.

For the year ended December 31, 2001, our operating loss decreased $37.7 billion, or 76.7%, to $11.4 billion on revenues of $37.7 billion, from an operating loss of $49.1 billion on revenues of $39.3 billion in 2000. The principal factors affecting this decrease in operating loss includes a decrease in goodwill and other intangible assets impairment charges of $26.2 billion, a decrease in property, plant, and equipment impairment charges of $8.4 billion, a decrease in depreciation and amortization of $3.6 billion, a decrease in access costs of $0.9 billion and a positive change in unclassified expense (income) of $0.8 billion partially offset by a decrease in revenue of $1.6 billion.

Interest expense. Interest expense decreased $0.7 billion to $1.4 billion in 2002 from $2.1 billion in 2001 and increased $0.8 billion in 2001 from $1.3 billion in 2000. The decrease in 2002 principally reflects approximately $1.0 billion of interest that was not paid or accrued on our $30.7 billion of outstanding debt that is subject to compromise as a result of our bankruptcy filing on July 21, 2002. The increase in interest expense in 2001 was principally due to higher debt levels that resulted from the full year impact of prior year borrowings as well as the impact of our May 2001 $11.9 billion bond offering at an average borrowing rate which was higher than our other long-term debt obligations.

Interest expense will be significantly lower for 2003 due to our continued bankruptcy proceedings with the resultant effect of not accruing or paying interest on the debt subject to compromise. We expect that interest expense will increase again upon our emergence from bankruptcy, at which time we anticipate issuing new debt of up to $5.7 billion, pursuant to our Plan.

Miscellaneous (expense) income. Miscellaneous expense increased $1.9 billion to $2.8 billion in 2002 compared to $0.9 billion of expense in 2001. The increase in 2002 was primarily due to recognizing the $2.3 billion SEC civil penalty claim (which we expect to settle at emergence from bankruptcy through a $500 million cash payment and the issuance of $250 million of common stock) and an increase in loss on foreign currencies of $0.4 billion, primarily due to a decline in the Brazilian Real as compared to the U.S. dollar.

In 2001 compared to 2000, miscellaneous (expense) income changed from $0.5 billion of income to $0.9 billion of expense primarily due to gains recorded in 2000 from the sale of investments of $0.6 billion and an increase in the loss on foreign exchange of $0.2 billion, principally due to the decline in the Brazilian Real as compared to the U.S. dollar.

We expect that volatility in local currencies of our foreign subsidiaries may continue to impact our results.

Reorganization items, net. Reorganization items expense was $802 million for 2002, compromised of the following expenses (in millions):

Contract rejections	$349
Write-off of unamortized debt issuance costs and original issue discounts	200
Employee retention, severance and benefits	97
Loss on disposal of assets	56
Lease terminations	64
Professional fees	43
Interest earned by debtor entities during reorganization	(7)

$802

These costs reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7. The cash expenditures for reorganization items in 2002 totaled $114 million.

We expect expenses for reorganization items will continue to impact our results as we progress through our reorganization efforts to emerge from bankruptcy in 2004.

Provision for income taxes. Income tax expense (benefit) was $54 million, $0.5 billion and ($1.9) billion for 2002, 2001 and 2000, respectively. Our effective tax rate was (0.6%), (3.5%) and 3.8% for 2002, 2001 and 2000, respectively. Certain expenses in our consolidated statements of operations are not deductible for income tax purposes. These expenses include goodwill amortization, impairment charges and the SEC penalty. In addition, we increased our deferred tax asset valuation allowance attributable to losses for which no tax benefit is recorded. The combined effects of the nondeductible expenses and the increased valuation allowance were the primary reasons for our low effective tax rates.

Minority interests, net of tax. Minority interests, net of tax are due to the elimination of the portion of our consolidated subsidiaries’ (losses) earnings attributable to other equity owners’ interests. The change in this amount is principally driven by Embratel’s results of operations. Minority interest in 2001 includes a portion of an impairment charge we recorded to our carrying value on Embratel.

Loss from discontinued operations. Loss from discontinued operations includes our wireless resale business. The loss from discontinued operation decreased $1.2 billion in 2002 to $0.1 billion from $1.3 billion in 2001, and in 2001 increased $0.9 billion from $0.4 billion in 2000. The decrease from 2001 to 2002 in the loss from discontinued operations is principally the result of significantly curtailing our wireless resale business in 2002. We completed the sale of the wireless resale customer lists in the third quarter of 2002.

Cumulative effect of a change in accounting principle. In 2002, we reported a $32 million charge related to the impairment of SkyTel’s channel rights upon the adoption of SFAS No. 142. In 2001, we reported a gain of $1 million related to the adoption of SFAS No. 133. In 2000, we adopted SAB 101 and recorded a $97 million charge related to previously reported revenues.

Net loss. For the year ended December 31, 2002, our net loss decreased $6.4 billion, or 41.1%, to $9.2 billion from $15.6 billion in 2001. The $6.4 billion decrease in net loss primarily resulted from a decrease in operating loss of $7.2 billion, a $1.2 billion decrease in loss from discontinued operations and a decrease in interest expense of $0.7 billion partially offset by an increase in miscellaneous expense of $1.9 billion and reorganization expense of $0.8 billion.

For the year ended December 31, 2001, our net loss decreased $33.3 billion, or 68.1%, to $15.6 billion from $48.9 billion in 2000. The $33.3 billion decrease in net loss primarily resulted from a decrease in operating loss of $37.7 billion partially offset by an increase in income tax expense of $2.4 billion, an adverse change of $1.4 billion in miscellaneous expense (income), an increase of $0.8 billion in interest expense and a $0.9 billion increase in loss from discontinued operations.

Liquidity and Capital Resources

Bankruptcy

On July 21, 2002, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The matters described under “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. These proceedings have resulted in, and during their pendency will continue to result in, (i) various restrictions on our activities, (ii) limitations on financing, (iii) the need to obtain Bankruptcy Court approval for various matters and (iv) uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

We will adopt fresh-start reporting under the provisions of SOP 90-7 as of the fresh-start reporting date. Under SOP 90-7, our reorganization value will be allocated to our assets and liabilities (excluding debt). Our assets will be stated at fair value in accordance with SFAS No. 141 and liabilities will be recorded at the present value of amounts estimated to be paid. In addition, our accumulated deficit will be eliminated and our new debt and equity will be recorded in accordance with distributions pursuant to the Plan. We anticipate that the adoption of fresh-start reporting will have a material effect on our consolidated financial statements. As a result, our consolidated financial statements published for periods following the application of fresh-start reporting will not be comparable with those previously published. As such, the historical results may not be indicative of future results.

Estimated reorganization adjustments that will impact our new balance sheet result primarily from the:

•	Settlement of our pre-petition debt and the assumption or rejection of our leases or executory contracts;

•	The issuance of up to $5.7 billion of new debt;

•	Issuance of up to 366 million shares of new common stock, including $250 million of common stock to be issued as part of our settlement with the SEC;

•	Payment of various administrative and other claims associated with our emergence from bankruptcy;

•	The cash payment of $500 million as part of our settlement with the SEC;

•	The recognition of any difference between our reorganization equity value and the recorded amount of net equity prior to the application of the fresh-start accounting; and

•	Immediate adoption of any new accounting standards that must be adopted within one year of our emergence.

As a result of these adjustments, we will have a significantly reduced debt level and this will reduce cash payments for interest in future periods compared to periods prior to our bankruptcy filing.

Current Liquidity

Since entering bankruptcy in July 2002, we have significantly increased our liquidity position as result of positive cash flows from operations, sale of non-core assets, reductions in capital expenditure levels as well as cessation of interest and principal payments on long-term debt. At December 31, 2002, we had $2.8 billion of cash and cash equivalents, including $251 million in cash and cash equivalents of Embratel. During 2003, our cash and cash equivalents further increased by approximately $3 billion, including a $0.3 billion increase in cash and cash equivalents of Embratel. Although we consolidate Embratel, it is not a wholly owned subsidiary and is operated by its own management and employees. Accordingly, our ability to access Embratel’s cash and cash equivalents for our other corporate purposes is significantly restricted.

As an additional source of liquidity following our July 2002 bankruptcy filing, we entered into a Senior Secured Debtor-in-Possession Credit Facility (the “DIP Facility”) in the amount of $1.1 billion with a syndicate of lending institutions, which amount we reduced to $300 million in January 2004. The DIP Facility will terminate at the earlier of the date of emergence from bankruptcy or July 23, 2004. Proceeds from the DIP Facility may be used to fund post-petition working capital, pay pre-petition claims of critical vendors, and other general corporate purposes. As of December 31, 2002 and December 31, 2003, we had no loans outstanding under the DIP Facility, but there were outstanding letters of credit of $79 million and $77 million, respectively, supported by the DIP Facility. The DIP Facility includes certain financial and non-financial covenants, including limitations on incurrence of additional secured debt, advances and investments in non-debtor subsidiaries, restructuring expenses and capital expenditures. We are also required to maintain a minimum level of cash flow (as defined in the DIP Facility agreement) through June 2004. We monitor compliance with these covenants and were in compliance with, or have waivers for, all covenants as of the date of this filing. Any amounts owed under the DIP Facility are expected to be repaid upon our emergence from bankruptcy.

We plan to use a portion of our current liquidity and cash flows from operating activities to meet our pre-emergence cash requirements for operating and capital expenditures as well as the obligations arising from the Plan. We estimate that cash required to settle the claims under the Plan will be approximately $2.6 billion, including $500 million to pay the SEC settlement. Our capital expenditures continue to be focused on enhancements to the efficiency, functionality and reliability of our network operations, improvements in our customer service and the development of additional value-added services. No dividends were declared or paid during 2003.

Following Emergence

Upon emergence from bankruptcy, our principal cash needs will consist of capital expenditures, debt service and potential dividends on our common stock or stock repurchases. We expect that our primary source of funds will be from our operations.

Capital Expenditures

After emergence, we expect our capital expenditures to increase as we accelerate our investment in new products and services. These increased expenditures will focus on the efficiency, functionality and reliability of our network and other operational improvements. We project that our 2004 capital expenditures, excluding Embratel, will be between $1.2 billion and $1.7 billion. In addition, we may consider acquisitions of businesses or companies in the future, provided these opportunities arise and are in line with our long-term strategy. As a partial offset to these capital expenditures and possible acquisitions, we expect to continue the process of divesting non-core investments and other excess property, plant and equipment as a result of our ongoing reorganization process. We have also announced our intention to divest our interest in Embratel.

Debt Service

Following emergence and excluding Embratel, our principal debt obligations will be up to $5.7 billion of new notes (the “Notes”) issued pursuant to the Plan. While we do not expect to have any material short-term debt outstanding at emergence other than any short-term debt of Embratel, we are likely to have approximately $100 million of letters of credit outstanding, excluding Embratel. At emergence, we plan to have cash-collateralized letter of credit facilities to support our requirements for letters of credit. After emergence, we plan to arrange a revolving credit facility of between $750 million and $1 billion as an additional source of liquidity. The revolving credit facility is also expected to support our letter of credit requirements and will replace the cash collateralized letter of credit facilities.

The Notes will be issued to certain of our creditors pursuant to the Plan and will have an aggregate principal amount of up to $5.7 billion. There will be three series of Notes consisting of three, five and ten year maturity Notes, with the aggregate principal amount of Notes allocated 35%, 35% and 30% to each series, respectively. The initial coupon rate on each series of the Notes will be determined through a formula and will equal the sum of (a) the average yield on the comparable maturity U.S. Treasury note, (b) the spread over U.S. Treasuries for the J.P. Morgan High Yield BB Index plus (c) a margin initially equal to 1.00%. The margin will be subject to adjustment after we have applied for and received ratings for the Notes from Moody’s Investors Service and Standard & Poor’s Corporation. The margin adjustment could result in a change in the interest rates on the Notes ranging from (a) a decrease of 3.0% if the Notes are rated Baa3 or higher by Moody’s and BBB- or higher by Standard & Poor’s to (b) an increase of 3.0% if the Notes are rated lower than B3 by Moody’s and lower than B- by Standard & Poor’s. If the Notes are rated between the levels indicated, the interest rates on the Notes will change to a lesser degree. The Notes will contain various restrictive covenants, including covenants that will limit our ability to incur debt, make investments, pay dividends and repurchase stock.

Dividends or Stock Repurchases

Pursuant to our Plan, we will have three billion shares of authorized common stock and have the ability to issue up to 366 million shares of common stock to certain creditors upon our emergence from bankruptcy. We have not yet determined our dividend policy with respect to the new shares of common stock to be issued upon consummation of our Plan. Commencing as soon as practicable after emergence, we will conduct a reasonable review of our cash needs, including, without limitation amounts that would be necessary to satisfy all claims to be paid in cash pursuant to the Plan. After such review, we will utilize any excess cash greater than $1 billion in accordance with our best business judgment to maximize our shareholders’ value which may include purchasing shares of our common stock or otherwise distributing cash to our shareholders.

Sources of Funds

We believe that our principal source of funds will be cash flows from our operating activities despite anticipated further declines in revenue. Our cash flows will benefit from continued reductions in access costs and selling, general and administrative expenses. We anticipate these costs reductions will be realized through further network optimization as well as reductions in headcount, facilities and fees for professional services. We expect our fees for professional services to decrease as we complete our restatement process. In addition, we will have lower interest expenses and cash payments in 2003 compared to periods prior to our bankruptcy filing as a result of not having to pay interest on our pre-petition debt. Following emergence, our interest expenses will increase due to issuance of the Notes. We believe that our available cash, together with cash generated from operating activities, will be sufficient to meet our liquidity requirements through at least 2004.

Historical

Cash Flows from Operating Activities

Cash flows from operating activities were $1.2 billion in 2002, a decrease of $1.6 billion from cash flows of $2.8 billion in 2001. Cash flows in 2001 decreased $1.4 billion from $4.2 billion in 2000. This decrease in cash flows from 2000 through 2002 primarily reflects declining earnings, adjusted for non-cash items (such as depreciation and amortization, impairment charges, bad debt and deferred tax provisions and reorganization charges).

The $1.2 billion of cash flows from operating activities in 2002 reflects a contribution of $1.9 billion from operations (after adjustment for non-cash charges for such items as depreciation and amortization, impairment charges, bad debt and deferred tax provisions and reorganization charges). Additional sources of cash include the collection of $0.7 billion of other non-trade receivables related to the transfer of an FCC license, $0.4 billion for an income tax receivable, and $0.4 billion realized from other current assets. In addition, cash flows from operating activities were positively affected by a $0.8 billion net increase in accounts payable and other liabilities which was largely due to the cessation of payments following our bankruptcy filing, partially offset by lower payables due to lower operating expenses. These sources of cash were offset by an increase of $2.9 billion in trade accounts receivable, exclusive of changes in the allowance for doubtful accounts, due to the termination of our accounts receivable securitization facility in June 2002 and a slowing of collections following our bankruptcy filing in July 2002.

The $2.8 billion of cash flows from operating activities in 2001 reflects a contribution of $3.5 billion from operations after adjustment for non-cash charges similar to those described for 2002 above and a $0.8 billion net decrease in assets other than accounts receivable. Offsetting these sources of cash was a $0.9 billion net decrease in our accounts payable and other liabilities and a $0.5 billion increase in accounts receivable.

The $4.2 billion of cash flows from operating activities in 2000 reflects a contribution of $6.2 billion from operations after adjustment for non-cash charges similar to those described for 2002 above. An increase in our accounts payable and other liabilities resulted in an additional source of cash of $1.0 billion. Offsetting these sources of cash was a net increase in our accounts receivable and other assets of $2.9 billion.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $1.5 billion, $6.1 billion, and $11.2 billion in 2002, 2001 and 2000, respectively. The decrease in cash flow used in investing activities is principally due to our decreasing level of capital expenditures which were $1.7 billion, $6.5 billion and $11.7 billion in 2002, 2001 and 2000, respectively. We decreased our capital expenditures because of reduced requirements for capacity, liquidity limitations and operating constraints resulting from bankruptcy. In addition to lowering our capital expenditures, we reduced our purchases of investments and our cash payments for acquisitions between 2000 and 2002, in which we used $0.3 billion and $0.2 billion in 2001 and 2000, respectively. Partially offsetting the cash flows used in our investing activities were the proceeds we received from the sale of investments, which were $0.1 billion, $0.6 billion and $0.7 billion in 2002, 2001 and 2000, respectively.

Cash Flows from Financing Activities

Historically, we have borrowed money to fund our investing activities and to repay maturing debt. Cash flows provided by financing activities were $1.9 billion, $4.2 billion, and $6.7 billion, in 2002, 2001 and 2000, respectively. Cash generated from financing activities primarily reflects the reduction in our net debt borrowings to $2.1 billion in 2002 compared to net borrowings of $4.5 billion in 2001 and $6.3 billion in 2000. The reduction in our debt requirements in 2002 and 2001 was principally due to the decreases in our investing activities, which declined at a faster rate than our operating cash flows. In addition, in 2002, our net borrowing activities were affected by our financial condition prior to our filing for bankruptcy in July 2002.

Also affecting the level of our cash flows from financing activities between 2000 and 2002 was the decline in the cash proceeds we received from the exercise of stock options. These proceeds were $15 million, $0.1 billion and $0.6 billion in 2002, 2001 and 2000, respectively. Compared to the decline in stock option proceeds, our payments of common and preferred stock dividends and our redemptions of preferred stock had a less significant effect on the declining trend in our overall cash flows from financing activities. These dividend and redemption payments totaled $0.2 billion in 2002, $0.3 billion in 2001 and $0.2 billion in 2000.

Contractual Obligations and Commitments

The following table represents our consolidated contractual obligations and commercial commitments as of December 31, 2002:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(In Millions)
Contractual obligations:
Liabilities subject to compromise(1)	$2,197	$235	$1,962	$—	$—
Long-term debt obligations(2)	1,535	852	488	151	44
Capital lease obligations(2)	396	33	54	57	252
Operating lease obligations	8,027	2,110	3,114	1,082	1,721
Purchase obligations(3)	113	75	36	2	—
Other long-term liabilities(4)	16	1	1	1	13

Total contractual cash obligations	$12,284	$3,306	$5,655	$1,293	$2,030

(1)	Reflects the estimated remaining cash payments to be made by us upon emergence from bankruptcy. All other non-cash distributions as contemplated by the Plan will be distributed through the issuance of new common stock or new debt as described in “Item 7—Voluntary Reorganization Under Chapter 11.”
(2)	Reflects only the estimated principal payments to be made on the outstanding debt and capital leases as of December 31, 2002. A majority of the debt ($1.5 billion) is related to Embratel, is denominated in U.S. dollars, Japanese Yen and French Francs and has fixed interest rates ranging from 5.71% to 11.20% per annum and variable interest rates ranging from 0.25% to 3.30% per annum over the London Interbank Offered Rate (“LIBOR”). LIBOR was 1.38% per annum as of December 31, 2002.
(3)	Reflects commitments related to our marketing partners and other vendors in which we have contractual obligations which requires minimum payments regardless of our performance under these contracts and all other known purchase obligations. Excluded from these amounts is our $25 million tender offer for all of the outstanding Class A common stock of Digex not already owned by us and the acquisition of 50,000 outstanding shares of Series A Convertible Preferred Stock of Digex from Hewlett Packard for $11 million.
(4)	Excludes pension payments of $15 million in 2003 and an estimated $38 million in 2004 as our required minimum contribution was zero. However, in order to keep our minimum liability funding at a level that was agreed to under our DIP Facility agreement, we have agreed to make these contribution amounts to our plans. Other long-term liabilities reflected in the table above excludes $941 million of current income taxes payable primarily related to liabilities established for tax contingencies.

Obligations to Provide Funds to Other Entities

As of December 31, 2002, we did not have any obligations to provide any funding to any entities that are not consolidated in our financial statements. In addition, we do not have any contractual obligations to provide funding to Embratel.

Off Balance Sheet Arrangements

Effective May 23, 2002, we renewed our accounts receivable securitization program (the “A/R Facility”) with several banks and financial institutions (the “Purchasing Banks”). Pursuant to the A/R Facility, certain of our receivables were sold from time to time by us to a wholly-owned, “bankruptcy remote” subsidiary, with the subsidiary funding these purchases in part with up to $1.5 billion advanced by the Purchasing Banks.

On June 28, 2002, the Purchasing Banks exercised their right to terminate the A/R Facility and pay down amounts outstanding thereunder through collections on the receivables. All remaining amounts under the A/R Facility were paid in full after the Petition Date in July 2002 through a combination of collected receivables and proceeds from the DIP Facility.

As of December 31, 2002 and the date of this filing, we did not have any amounts outstanding under these types of arrangements.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the asset is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years that began after June 15, 2002. We adopted SFAS No. 143 effective January 1, 2003. We have not finalized the determination of the cumulative effect of this accounting change.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which requires gains and losses from extinguishment of debt to be classified as extraordinary items, net of any tax effect, only if they meet the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 145 are effective for fiscal years that began after May 15, 2002. We adopted the provisions of SFAS No. 145 effective January 1, 2003 without any material impact on our consolidated results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which requires that costs, including severance costs, associated with exit or disposal activities be recorded at fair value when a liability has been incurred as opposed to accruing for these costs upon commitment to an exit or disposal plan. SFAS No. 146 includes the restructuring activities that were accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), costs relating to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 nullifies the guidance under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We adopted the provisions of SFAS No. 146 effective January 1, 2003 without any material impact on our consolidated results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transitional and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to a voluntary change to SFAS No. 123’s fair value method of accounting for stock-based compensation. This amendment does not require companies to adopt the fair value method of accounting for stock-based compensation but does require all companies to disclose prominently in both annual and interim financial statements the accounting policy adopted for stock-based compensation and the effects on operating results. The provisions of SFAS No. 148 are effective for fiscal years that ended after December 15, 2002. We apply the disclosure only provisions of SFAS No. 123 and we do not expense stock-based compensation. We adopted the provisions of SFAS No. 148 without any material impact on our consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. We adopted the provisions of SFAS No. 149 in 2003 without any material impact on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of the guarantee (including those embedded in a purchase or sales agreement), a liability equal to the fair value of the obligation. FIN 45 also requires disclosure of information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of FIN 45 are effective for financial statements of periods ended after December 15, 2002. The initial recognition and measurement provisions of this FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. We have included the applicable disclosures required by FIN 45 in our consolidated financial statements. We do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. We are in the process of reviewing the impact of adopting FIN 46 however, we do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

During 2002, the EITF reached a consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” that requires cash incentives given to customers should be characterized as a reduction of revenue when recognized in the statement of operations, unless an identifiable benefit is received in exchange. Prior to this consensus, cash incentives to acquire customers were recorded as advertising and promotion expense within selling, general and administrative expenses. These cash incentives are now recorded as a reduction of revenue and prior periods have been reclassified to conform to this presentation. The amounts reclassified as a reduction of revenue for the years ended December 31, 2001 and 2000, were $16 million and $4 million, respectively. The net loss for 2001 and 2000 was not affected by this reclassification.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods that began after June 15, 2003. We have adopted the provisions of EITF 00-21 without any material impact on our consolidated results of operations or financial position.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16 the accounting treatment for cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. That presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of those costs when recognized in the customer’s income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer’s income statement. The Task Force also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. EITF 02-16 is effective for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002 and is not expected to have a material impact on our consolidated results of operations or financial condition.

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). SFAS No. 13, “Accounting for Leases”, defines a lease as “an agreement conveying the right to use property, plant, or equipment (land and/or depreciable assets) usually for a stated period of time” and states that agreements that transfer the right to use property, plant, or equipment meet the definition of a lease even though substantial services by the contractor (lessor) may be called for in connection with the operation or maintenance of such assets. EITF 01-8 applies to the telecommunications industry where providers of network capacity often grant rights to network capacity on the basis of an indefeasible right of use. EITF 01-8 is effective for arrangements entered into or modified after May 28, 2003 and is not expected to have a material impact on our consolidated results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our DIP Facility subjects us to cash flow exposure resulting from changes in interest rates during periods we have balances outstanding under the facility. We had no borrowings under the DIP Facility as of December 31, 2002 and currently have no intentions to borrow under the facility; however, we had $79 million and $77 million in letters of credit outstanding under the DIP Facility as of December 31, 2002 and December 31, 2003, respectively.

As all of the outstanding debt and preferred securities of the debtor entities are subject to compromise under our Plan, we do not believe that these instruments subject us to significant market or interest rate risk.

As of December 31, 2002, Embratel had outstanding debt of $1.5 billion, in multiple currencies, of which approximately $600 million bore interest at fixed interest rates, and approximately $900 million bore interest at floating rates (primarily LIBOR-based). The potential loss that Embratel would have suffered over one year resulting from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rates applicable to Embratel indebtedness on December 31, 2002 would be approximately $8 million. Similarly, an increase of 100 basis points in the CDI rate (the interest rates applicable to inter-bank certificates in Brazil) would increase the hedged portion of our indebtedness by $1 million.

Foreign Exchange Risk

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency transaction losses of $704 million, $274 million, and $103 million for the years ended December 31, 2002, 2001, and 2000, respectively. Revenues, access costs and selling, general and administrative costs denominated in currencies other than the United States dollar were approximately 11.2%, 11.5% and 10.3%, respectively, for the year ended December 31, 2002 and 12.2%, 13.6%, and 12.0%, respectively, for the year ended December 31, 2001. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

Embratel’s functional currency is the Brazilian Real, but it has loans denominated in other currencies (primarily U.S. dollars, Japanese Yen, and the Euro) that have variable rates of interest. As of December 31, 2002, Embratel’s indebtedness (net of hedging transactions) denominated in foreign currency was $1.5 billion, which included approximately $800 million denominated in U.S. dollars and approximately $700 million indexed to other foreign currencies such as the Euro and Japanese Yen.

Embratel manages risk arising from fluctuations in foreign currency exchange rates, which affect the amount of Reais necessary to pay the foreign currency-denominated obligations, by using derivative financial instruments, primarily currency swaps. While such instruments may reduce Embratel’s foreign currency exchange risks, they do not eliminate them. Credit risk exposure is managed by restricting the counterparties on such derivative instruments to major financial institutions with high credit quality. Therefore, the risk of non-performance by the counterparties is considered not to be significant. Embratel does not hold or issue financial instruments for trading purposes.

Embratel’s policy is to enter into derivative contracts to cover all new debt with maturity of less than three years. Embratel had outstanding currency swap contracts in the notional amount of $422 million and $729 million at December 31, 2002 and 2001, respectively. As of December 31, 2002, the maturities associated with the currency swap agreements ranged from January 15, 2003 through August 13, 2004, to reduce the impact on its obligations of the devaluation of the Real. The derivative instruments are recorded in our consolidated balance sheet at fair value with changes in fair value reported as miscellaneous income (expense) in our consolidated statements of operations.

The following tables present the forward currency swap transactions that Embratel had outstanding as of December 31, 2002 and 2001 (in millions):

	As of December 31, 2002
Date of contracts	Expiration Dates	Number of Contracts	Classes	Notional Amount	Fair Value
May 8, 2001 to June 3, 2002	January 15, 2003 to June 1, 2004	25	JPY x CDI	$234	$62

July 16, 2001 to June 7, 2002	January 28, 2003 to August 13, 2004	19	USD x CDI	188	30

	As of December 31, 2001
Date of contracts	Expiration Dates	Number of Contracts	Classes	Notional Amount	Fair Value
February 12, 2001 to July 13, 2001	January 15, 2002 to June 1, 2004	34	JPY x CDI	$369	$(50)

June 5, 2001 to December 27, 2001	January 11, 2002 to August 13, 2004	26	USD x CDI	360	(6)

As of December 31, 2002, the potential immediate loss to Embratel that would result from a hypothetical 20% change in foreign currency exchange rates based on this position would be approximately $78 million, considering the offsetting effect of Embratel’s derivative hedging instruments. In 2002 and 2001, the Real devalued against the U.S. dollar by 52% and 19%, respectively.

Market Risk for Investment Securities

Investment securities consist of shares in triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency and highly rated corporate securities. Since these funds are managed in a manner designed to maintain a $1.00 per share market value, we do not expect any material changes in market values as a result of increase or decrease in interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as described in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We filed a Current Report on Form 8-K dated May 15, 2002 to report our determination not to renew Andersen as our independent auditor and to instead retain KPMG. Such change was approved by our board. Andersen’s audit opinions on our consolidated financial statements for the years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through May 15, 2002, there were (1) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their opinions on our consolidated financial statements, and (2) no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K. We filed as Exhibit 16.1 to our current report on the Form 8-K filed on May 15, 2002 a letter from Andersen agreeing with statements made by us in the Form 8-K.

In June 2002, we announced that, as a result of an internal audit of our capital expenditure accounting, it was determined that certain transfers from access cost expenses to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. We promptly notified KPMG, which in May 2002 replaced Andersen as our external auditors, and subsequently engaged KPMG to audit our consolidated financial statements for the years ended December 31, 2001 and 2000. We also promptly notified Andersen and, on June 24, 2002, Andersen advised us that in light of the inappropriate transfers of access costs, Andersen’s audit report on our consolidated financial statements for 2001 and its review of our interim condensed financial statements for the first quarter of 2002 could not be relied upon.

During the years ended December 31, 2001 and 2000 and prior to May 15, 2002, we did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

We have completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures as of December 31, 2002.

This evaluation included an analysis by our management of the following relevant factors:

•	On June 25, 2002, we announced that, as a result of an internal audit of our capital expenditure accounting, it was determined that certain transfers from access cost expenses to capital accounts in the amount of $3.6 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. We promptly notified KPMG, which in May 2002 had replaced Andersen as our external auditors, and subsequently engaged KPMG to audit our consolidated financial statements for the years ended December 31, 2001 and 2000. We also promptly notified Andersen, which had audited our consolidated financial statements for 2001 and reviewed our interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised us that, in light of the inappropriate transfers of access costs, its audit report on our consolidated financial statements for 2001 and its review of our interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon.

•	On August 8, 2002, we announced that our ongoing internal review of our consolidated financial statements discovered an additional $3.9 billion in improperly reported items that affect pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, we announced that we expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion.

•	On March 13, 2003, we announced the completion of a preliminary review of our goodwill and other intangible assets and property and equipment accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of property, plant and equipment and other intangible assets.

•	A Special Committee of our Board of Directors, together with our Corporate Monitor Richard C. Breeden, conducted an independent investigation of these matters with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as its financial advisors. The Special Committee’s report was released publicly on June 9, 2003. The report concluded, among other things, that the accounting improprieties were permitted to occur in part as a result of substantial deficiencies in our financial system controls as well as serious failures in our corporate governance.

•

Our accounting practices also are under investigation by the U.S. Attorney’s Office. In addition, the Bankruptcy Court appointed Richard Thornburgh, former Attorney General of the United States as an examiner to investigate accounting matters and corporate governance practices in order to identify potential causes of action against third parties. On November 4, 2002, the Examiner released his first Interim Report regarding the Examiner’s preliminary observations. On June 9, 2003, the Examiner released a second Interim Report regarding, among other things, corporate governance matters and past accounting practices. The second Interim Report determined that there were substantial problems with our internal controls and corporate governance. The Examiner’s final report, released January 26, 2004, concerned potential claims we may have against third parties.

•	On November 26, 2002, we consented to the entry of the Permanent Injunction that partially resolved the claims brought in a civil lawsuit by the SEC regarding our past public financial reports. The Permanent Injunction imposes certain ongoing obligations on us and permits the SEC to seek a civil penalty. On June 11, 2003, we consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the Permanent Injunction. One of the orders required us to adopt and implement recommendations to be made in a report by the Corporate Monitor appointed by the U.S. District Court, Richard C. Breeden, former Chairman of the SEC. Mr. Breeden’s report entitled “Restoring Trust” concluded, among other things, that there were substantial deficiencies in our corporate governance, including in the area of disclosure controls and procedures.

In addition, in connection with performing its audit of our financial results for the years 2000 through 2002, KPMG issued a letter on June 3, 2003 to the Audit Committee of our Board of Directors identifying a substantial number of material weaknesses and other matters relating to our internal controls based upon its work through March 6, 2003. Our management considered KPMG’s letter in performing its evaluation. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to an auditor’s attention that, in its judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. KPMG’s consideration of our internal controls was in connection with the performance of its audit services and would not necessarily result in identification of all matters in internal control that might be reportable conditions. Among the material weaknesses identified by KPMG were:

•	The need to increase the experience and depth of our financial management and accounting personnel,

•	The need to implement procedures and controls to review, monitor and maintain general ledger accounts,

•	The need to implement procedures to ensure that reconciliations between subsidiary ledgers and the general ledger are performed,

•	The highly automated, extremely complex and largely undocumented nature of our consolidation process,

•	The need for significant improvement in segregation of duties, responsibilities and management review controls,

•	The need to implement policies, procedures and standardization of internal controls,

•	The need to put appropriate procedures in place such that our operating management is confident that financial information being used to manage our businesses is ultimately included in our externally reported financial information,

•	The need to increase review, monitoring and oversight of our global business units,

•	The need for sufficient analysis and documentation of non-routine transactions, including derivative transactions and transactions relating to indefeasible rights of use, and

•	The need to address certain accounting matters in our restated financial statements for the years 2000-2002.

KPMG also identified a number of other internal control matters not classified as material weaknesses in the areas of customer care; billing and revenue generation; developing, managing and implementing our networks; financial reporting; and our human resource system. A copy of the June 3, 2003 letter is attached as Exhibit 99.1 to our Current Report on Form 8-K filed on June 9, 2003.

As a result of these material weaknesses and the other factors described above, our management, including our current Chief Executive Officer and current Chief Financial Officer, has determined that our disclosure controls and procedures were inadequate as of December 31, 2002.

The following steps have been completed since June 2002 in response to the inadequacies noted above:

•	Termination or resignation of company officers and various financial and accounting personnel,

•	Closure of the finance and accounting department located in our former Clinton, Mississippi headquarters, where most of the improper activities were conducted,

•	Hiring of more than 400 new finance and accounting personnel,

•	Near-complete turnover in the composition of our senior management, including appointment of a new Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Corporate Controller, General Counsel, Chief Ethics Officer and director of internal controls, all of whom came from positions outside MCI, and

•	Complete turnover in our board of directors.

In addition, since August 2003, we have undertaken the following efforts in order to further address these inadequacies:

•	Initiation, with the assistance of Deloitte & Touche LLP, of a comprehensive evaluation and remediation process with respect to internal controls over financial reporting and related processes, including a risk assessment, identifying the processes and systems that are significant to our financial statements and ranking these processes and systems based on inherent risk, and a controls assessment process, designed to identify and document internal controls that mitigate financial reporting risk as well as identify control gaps which may require further remediation.

•	Completion of action plans relating to all of the material weaknesses in internal control set forth in the June 3, 2003 KPMG letter, subject to (a) ongoing training and monitoring by management to ensure operation of controls as designed, (b) ensuring that ongoing implementation occurs in a timely fashion, (c) reviews by internal audit, (d) testing of internal controls for the purpose of complying with Section 404 of the Sarbanes-Oxley Act of 2002 and (e) further remediation, if necessary.

•	Implementing the recommendations contained in Mr. Breeden’s report, Restoring Trust, relating to transparency, internal controls and other areas of governance affecting our financial reporting and internal controls.

•	Establishment of a Disclosure Committee, consisting of senior management and other relevant personnel, and implementation of an extensive review process with respect to periodic SEC reports and other public disclosure.

•	Establishment of an Ethics Office, including the appointment of a Chief Ethics Officer reporting directly to the Chief Executive Officer and the Board of Directors.

•	Requiring all senior officers to sign an ethics pledge developed by Mr. Breeden committing such officers to uphold high standards of ethics and integrity as well as transparency in financial reporting.

•	Commencement of an ethics training program for all employees conducted in conjunction with New York University and the University of Virginia.

•	Commencement of additional training of senior officers and finance and accounting personnel on financial management, corporate governance and other related matters.

We believe that these efforts have established a framework to materially improve our control structure. We have committed considerable resources to date on the aforementioned reviews and remedies, although it will take some time to realize all of the benefits. Additional efforts will be necessary to remediate all of the deficiencies in our controls and to become self-sufficient in this area. For example, we retained a substantial number of outside consultants to assist in the evaluation, remediation and implementation of our controls and we are hiring additional finance and accounting personnel to perform this work on an ongoing basis. Our controls are improving and management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects.

The effectiveness of any system of disclosure controls and procedures, including our own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

Contained below is information regarding our current directors, executive officers and key employees. Since January 1, 2002, we have had extensive turnover in the composition of both our senior management and our Board of Directors. See “Item 1—Business” for more information.

Board of Directors

The following states, for each director and nominee for director, such individual’s principal occupation, positions with us, if any, period during which he or she has served as a director and recent business experience.

DENNIS R. BERESFORD, 65, has been a director of MCI since July 2002. Mr. Beresford is a Professor of Accounting at the J.M. Tull School of Accounting, Terry College of Business, The University of Georgia and previously served as Chairman of the Financial Accounting Standards Board from 1987 to 1997. Mr. Beresford serves as a director and member of the audit committee of Legg Mason, Inc. and Kimberly-Clark Corporation.

MICHAEL D. CAPELLAS, 49, has been Chief Executive Officer and Chairman of the Board of Directors of MCI since December 2002. Prior to joining MCI, Mr. Capellas was President of Hewlett-Packard Company from May to November 2002. Before the merger of Hewlett-Packard and Compaq Computer Corporation in May 2002, Mr. Capellas was President and Chief Executive Officer of Compaq, a position he had held since July 1999, and Chairman of the Board of Compaq, a position he had held since September 2000. Mr. Capellas held earlier positions as Chief Information Officer and Chief Operating Officer of Compaq. From 1997 to 1998, Mr. Capellas was a Senior Vice President with Oracle Corporation.

W. GRANT GREGORY, 63, was nominated in August 2003 to be a director of MCI. Mr. Gregory’s appointment to the board will become effective on the effective date of MCI’s Plan of Reorganization. Mr. Gregory is Chairman and co-founder of Gregory & Hoenemeyer and Merchant Bankers. Mr. Gregory spent 24 years at Touche Ross & Co., serving as its Chairman from 1982 to 1986. Mr. Gregory serves as a director of AMBAC, Inc. and DoubleClick, Inc.

JUDITH HABERKORN, 57, was nominated in August 2003 to be a director of MCI. Ms. Haberkorn’s appointment to the board will become effective on the effective date of MCI’s Plan of Reorganization. Prior to her retirement in June 2000, Ms. Haberkorn served since 1998 as President of Bell Atlantic Consumer Sales and Service, having served since 1999 as an officer of NYNEX Corporation. Ms. Haberkorn serves as a director of Enesco Group, Inc. and Armstrong Holdings, Inc.

LAURENCE E. HARRIS, 67, was nominated in August 2003 to be a director of MCI. Mr. Harris’s appointment to the board will become effective on the effective date of MCI’s Plan of Reorganization. Mr. Harris is a partner at Patton Boggs LLP and has been with the firm since 2001. Prior to his joining Patton Boggs, Mr. Harris was Senior Vice President and General Counsel of Teligent beginning in December 1996.

ERIC HOLDER, 53, was nominated in August 2003 to be a director of MCI. Mr. Holder’s appointment to the board will become effective on the effective date of MCI’s Plan of Reorganization. Mr. Holder is a partner at Covington & Burling and has been with the law firm since 2001. Prior to his joining Covington and Burling, Mr. Holder served as Deputy Attorney General of the United States beginning in 1997.

GLENN H. HUTCHINS, 48, was nominated in January 2004 to be a director of MCI. Mr. Hutchins’ appointment to the board will become effective on the effective date of MCI’s Plan of Reorganization. Mr. Hutchins is a Managing Member of Silver Lake Technology Management, L.L.C., which he co-founded in January 1999 and is a manager and advisor of private equity funds, including Silver Lake Partners, L.P. From

1994 to 1999, Mr. Hutchins was a Senior Managing Director of The Blackstone Group. Mr. Hutchins has been a director of Gartner, Inc. since April 2000, Seagate Technology since November 2000 and Ameritrade Holding Corporation since September 2002. Mr. Hutchins was a director of Instinet Group Incorporated between September 2002 and December 2003.

NICHOLAS deB. KATZENBACH, 82, has been a director of MCI since July 2002. Mr. Katzenbach is a private attorney and was a partner and of counsel in the law firm of Riker, Danzig, Scherer, Hyland & Peretti from 1986 to 1994. Mr. Katzenbach previously served as Attorney General of the United States from 1965 to 1966, Under Secretary of State of the United States from 1966 to 1969 and as Senior Vice President and General Counsel of IBM Corporation from 1969 to 1986.

DAVID MATLIN, 42, was nominated in August 2003 to be a director of MCI. Mr. Matlin’s appointment to the board will become effective on the effective date of MCI’s Plan of Reorganization. Mr. Matlin is Chief Executive Officer, Global and Domestic Portfolio Manager of MatlinPatterson Global Advisers LLC. Prior to July 2002, Mr. Matlin was responsible for the activities of the Credit Suisse First Boston Distressed Securities Group since its 1994 inception.

MARK NEPORENT, 46, was nominated in January 2004 to be a director of MCI. Mr. Neporent’s appointment to the board will become effective on the effective date of MCI’s Plan of Reorganization. Mr. Neporent is a Senior Managing Director and the Chief Operating Officer and General Counsel of Cerberus Capital Management, L.P. Mr. Neporent was formerly a partner in the Business Reorganization Group of Schulte Roth & Zabel L.L.P. from 1989 to 1997. Mr. Neporent is a director of AMC Financial Corp., SSA Global Technologies, Inc. and Exco Resources Corp.

C.B. ROGERS, JR., 74, has been a director of MCI since August 2002. Mr. Rogers served as an executive officer and director of Equifax, Inc. for several years, serving as Chief Executive Officer from October 1989 to October 1995 and Chairman of the Board of Directors from 1995 to 1999. Mr. Rogers also held numerous executive positions with IBM Corporation from 1960 to 1987, including Senior Vice President for Corporate Staff Operations, Senior Vice President and Group Executive of the Information Systems Group and President of its General Systems Division. Mr. Rogers also serves as a director of Oxford Industries.

Executive Officers and Key Employees

The following states, for each executive officer and key employee other than Mr. Capellas who is listed above, such individual’s present position with us, period during which he or she has served as an executive officer or key employee and recent business experience.

CINDY K. ANDREOTTI, 48, has served as President, Business Markets of MCI since January 2003. Ms. Andreotti’s prior positions include: President of Global Accounts and Strategic Ventures and Alliances from 2002 to 2003; President of Global Accounts from 2001 to 2002; Senior Vice President of Global Accounts and UUNET Global Accounts from 2000 to 2001; Senior Vice President of Global Accounts and Corporate National Accounts from 1997 to 2000.

ROBERT T. BLAKELY, 62, has served as Executive Vice President and Chief Financial Officer of MCI since April 2003. His prior positions include: President of Performance Enhancement Group, Ltd. (a business development services firm) from July 2002 to April 2003; Executive Vice President and Chief Financial Officer of Lyondell Chemical Company from November 1999 to June 2002; Executive Vice President of Tenneco Inc. from 1996 to November 1999 and Chief Financial Officer from 1981 to November 1999; Managing Director of Morgan Stanley & Co. Inc. from 1980 to 1981 and an employee from 1970; and Director of Natural Resource Partners L.P. since 2003. In addition, Mr. Blakely was a Member of the Financial Accounting Standards Advisory Council from 1999 to 2003.

SETH D. BLUMENFELD, 63, has served as President of International Services for MCI since 1998. Mr. Blumenfeld was President and Chief Operating Officer of the MCI’s international subsidiaries from 1984 to 1998. For the past 20 years, Mr. Blumenfeld has been responsible for MCI’s international activities including the company’s relationships with over 200 international telecommunications companies.

FRED M. BRIGGS, III, 55, has served as President of Operations and Technology for MCI since January 2002. Mr. Briggs was WorldCom’s Chief Technology Officer before assuming his current role. Before being Chief Technology Officer, Mr. Briggs was Senior Vice President of WorldCom’s Network Services Engineering team. He held earlier positions as Senior Vice President of Network Operations, Vice President of Data Services Engineering and Vice President of Data Services of MCI International, where he developed international messaging and private line services. He joined MCI’s International Network Planning organization in 1983.

DANIEL CASACCIA, 54, has served as Executive Vice President, Human Resources of MCI since January 2003. Prior to his current role, Mr. Casaccia was Vice President of Human Resources of Compaq Computer Corporation from 1999, including acting in that role for its successor, Hewlett-Packard Company, to January 2003. He also previously held the position of Corporate Vice President of Human Resources of Landmark Graphics Corporation from 1991 to 1999.

JONATHAN C. CRANE, 54, has served as Executive Vice President, Strategy and Marketing of MCI since February 2003. Mr. Crane joined the company in January 2002 and prior to his current role, he was President, U.S. Sales, Marketing and Services, President, U.S. Sales and Global Accounts and Chief of Staff—Sales. From 1999 through 2001, Mr. Crane was Chief Executive Officer of Adero, Inc. From 1997 to 1999, he was Chief Executive Officer of Marcam Solutions, Inc. From 1995 until 1997, he served as Chief Operating Officer of Geotek, Inc.

NANCY GOFUS, 50, has served as Senior Vice President of Marketing and Chief Marketing Officer of MCI since July 2003. Prior to her current role, Ms. Gofus was the Executive Vice President of Marketing and Customer Care at XO Communications from 2000 to 2003. Prior to XO Communications, Ms. Gofus served as Chief Operating Officer for Concert Management Services, Inc. from March 1999 through December 1999 and she was Senior Vice President and Chief Marketing Officer from March 1995 through February 1999.

A. WILLIAM HAMILL, 56, has served as Senior Vice President and Treasurer since February 2004 and, while serving in a consulting capacity, was Acting Treasurer of MCI beginning in July 2003. Before joining MCI, Mr. Hamill was Executive Vice President and Chief Financial Officer of United Dominion Realty Trust from October 1999 to June 2001. He also previously served as Executive Vice President and Chief Financial Officer of Union Camp Corporation beginning in June 1996 and previously was a Managing Director of Morgan Stanley & Co. Incorporated.

VICTORIA D. HARKER, 39, has served as Senior Vice President, Planning and Business Operations of MCI since April 2003. Prior to her current role, Ms. Harker was Acting Chief Financial Officer from January 2003 to April 2003. She also previously held the positions of Senior Vice President of Finance, Information Technology and Operations of WorldCom, Inc.’s MCI Group from June 2001 to January 2003 and of Senior Vice President of Finance of the Mass Markets division of WorldCom, Inc. from September 1998 to June 2001. Ms. Harker joined MCI in 1990.

NANCY M. HIGGINS, 52, has served as Executive Vice President of Ethics and Business Conduct of MCI since October 2003. Prior to joining MCI, Ms. Higgins was Vice President of Ethics and Business Conduct at Lockheed Martin during the period of October 1986 through April 2000, and headed the Office of Ethics and Business Conduct for The Boeing Company and served in Boeing’s Law Department from April 2000 through October 2003. Prior to that, Ms. Higgins practiced law at the Lane Powell firm in Seattle, Washington, and at Skadden, Arps, Slate, Meagher & Flom in New York City.

WAYNE E. HUYARD, 44, has served as President, Mass Markets of MCI since September 2002. Prior to his current role, Mr. Huyard was Chief Operating Officer of WorldCom Consumer Services. Mr. Huyard was

named Chief Operating Officer of WorldCom’s MCI Group in November 2000. Mr. Huyard was named President of Mass Markets in December 1995 and previously served as Vice President of Marketing for Mass Markets. Mr. Huyard joined MCI in 1984.

ANASTASIA D. KELLY, 54, has served as Executive Vice President, General Counsel and Secretary of MCI since August 2003. Before joining MCI, Ms. Kelly was Senior Vice President and General Counsel of Sears, Roebuck and Co. from March 1999 to January 2003. She also previously held the position of Senior Vice President, General Counsel and Secretary of Fannie Mae from 1995 to March 1999.

ROBERT L. PIERSON, 37, became Senior Vice President of Financial Systems in February 2004. Beginning in March 2003, Mr. Pierson served as acting controller of MCI during the period in which the majority of the reconstruction of the controllers organization and preparation of the financial restatements for 2000 to 2002 occurred. Prior to March 2003, Mr. Pierson served as Vice President of Planning and Business Operations. He joined MCI in 1993.

RICHARD R. ROSCITT, 52, has served as President and Chief Operating Officer of MCI since September 2003. Before joining MCI, Mr. Roscitt was Chief Executive Officer and Chairman of the Board of Directors of ADC from February 2001 to August 2003. Prior to joining ADC, Mr. Roscitt was President of AT&T Business Services. Mr. Roscitt spent 28 years at AT&T.

ERIC SLUSSER, 43, has served as Senior Vice President, Controller of MCI since November 2003. Prior to joining MCI, Mr. Slusser was Vice President, Controller for AES Corporation from June 2003 to November 2003. From 1996 to May 2003, Mr. Slusser held positions with Sprint PCS where he was Vice President, Controller from 1998 to 2003.

GRACE CHEN TRENT, 34, has served as Senior Vice President of Global Brand and Communications and Chief of Staff to the CEO of MCI since August 2003. She joined MCI as Vice President and Chief of Staff to the CEO in December 2002. Before joining MCI, Ms. Trent was Director of Corporate Media Relations for Hewlett-Packard Company from May 2001 through December 2002 after its merger with Compaq Computer Corporation. From 1999 through 2001, she held the positions of Director of Corporate Communications and Executive Director of the Office of the Chairman and CEO at Compaq Computer Corporation. She also previously held senior public relations positions with Exxon Mobil Corporation from 1998 to 1999 and with Fleishman-Hilliard, Inc. from 1995 to 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company’s stock to file with the SEC initial reports of ownership and changes in ownership of our equity securities. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that certain reports were not required, during the year ended December 31, 2002 all Section 16(a) filing requirements applicable to such persons were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for each of the three years in the period ended December 31, 2002:

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary (000’s)	Bonus (000’s) (7)	Other Annual Compensation (000’s)(5)	Restricted Stock Award(s) (000’s)	Securities Underlying Option Granted(1)	LTIP Payouts (000’s)	All Other Compensation (000’s)(6)
Michael Capellas(2)	2002	28.8	2,049.3	—	—	—	—	—
Chairman and CEO

Wayne Huyard	2002	547.6	150.0	—	—	—	—	10.0
President	2001	371.5	550.0	—	—	123,828	—	8.5
Mass Markets	2000	295.4	1,885.0			278,613		8.5

Michael H. Salsbury	2002	511.6	50.0	—	—	—	—	10.0
Senior Vice President	2001	394.6	375.0	—	—	185,742	—	8.5
Chief Legal Counsel	2000	381.9	2,025.0	—	—	268,294	—	8.5

Fred Briggs	2002	392.3	75.0	—	—	—	—	10.0
President	2001	399.2	180.0	—	—	144,466	—	8.5
Operations and Technology	2000	378.6	1,862.0	—	—	206,380	—	8.5

Jonathan Crane(8)	2002	373.8	50.0	—	—	—	—	—
Executive Vice President
Chief Strategy Officer

Bernard J. Ebbers(4)	2002	461.5	—	—	—	—	—	10.0
Former President and	2001	1,000.00	—	—	—	1,238,280	—	8.5
Chief Executive Officer	2000	1,019.20	10,000.0	—	—	1,238,280	—	8.5

John W. Sidgmore(3)	2002	695.4	—	—	—	—	—	10.0
Former President and	2001	142.3	—	—	—	—	—	7.1
Chief Executive Officer	2000	705.8	—	—	—	619,140	—	—

Ron Beaumont(9)	2002	841.8	—	—	—	—	—	425.0
Former President and	2001	649.0	—	—	—	619,140	—	—
Chief Operating Officer	2000	456.7	5,250.0	—	—	825,120	—	—

(1)	Stock information reflects the tracking stock recapitalization on June 7, 2001 whereby outstanding stock options under WorldCom’s existing stock option plans were converted into stock options to acquire shares of WorldCom group stock having the same terms and conditions, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319.
(2)	Mr. Capellas joined the company on December 16, 2002.
(3)	Mr. Sidgmore held these positions from April 30, 2002 to December 16, 2002.
(4)	Mr. Ebbers resigned from these positions on April 29, 2002.
(5)	The perquisites and other personal benefits for each of the named executives were less than $50,000 per year.
(6)	Matching contributions to WorldCom’s 401(k) Plan.
(7)	During 2000, certain of the named executives received additional bonus payments. Because these additional payments are attributable to their 1999 performance, they are not reflected in this table. Specifically, Wayne Huyard received a payment of $235,000; Michael H. Salsbury received $375,000; Fred Briggs received $182,000; and Ron Beaumont received $350,000.
(8)	Mr. Crane joined the Company in January 2002.
(9)	Mr. Beaumont resigned these positions in December 2002.

Option/SAR Grants in Last Fiscal Year

There were no grants of stock options or stock appreciation rights during the fiscal year ended December 31, 2002 to the individuals named in the Summary Compensation Table. Option grants in 2002 were intended to be “exchange” grants: participants were notified in January 2002 that they could agree to relinquish their 1999 and 2000 option grants, which had strike prices in excess of current market value, in exchange for a grant in August 2002 for the same number of options at a price to be determined in August. The August grant did not occur.

As a result of our bankruptcy filing, the granting of stock options and other forms of long-term incentive compensation has been suspended. Moreover, based on the recommendation of the appointed Court Monitor, we have determined that upon emergence from bankruptcy that the use of Restricted Stock grants should be the vehicle used to provide long-term incentives to our executives and that the use of stock options will be prohibited.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information about the number and value of unexercised options held at December 31, 2002 by the individuals held in the Summary Compensation Table and the value of the options held on that date. All options related to WorldCom group common stock. There were no options exercised by the named executive officers in 2002 and no stock appreciation rights were held at year-end. All stock option agreements were rejected under bankruptcy proceedings effective September 19, 2003. As a result, all outstanding options will be cancelled as of the date of our emergence from bankruptcy.

(a)	(b)	(c)	(d)		(e)
	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael D. Capellas	—	—	—	—	—	—
Wayne E. Huyard	—	—	378,971	82,552	—	—
Michael H. Salsbury	—	—	422,705	123,828	—	—
Fred M. Briggs	—	—	507,954	96,311	—	—
Jonathan Crane	—	—	—	—	—	—
Bernard J. Ebbers	—	—	11,299,305	—	—	—
John W. Sidgmore	—	—	3,253,637	206,380	—	—
Ron Beaumont	—	—	—	—	—	—

Pension and Deferred Compensation Plans

We maintain two defined benefit pension plans, the MCI Communications Corporation Plan and the WorldCom International Data Services, Inc. Plan. Additionally, we maintain a supplemental non-qualified defined benefit plan, or the Supplemental Plan, which together with the qualified plans we refer to as the MCI Pension Plans. These MCI plans cover substantially all employees who were MCI employees before the companies merged and who became WorldCom employees as a result of the merger and who worked over 1,000 hours or more in a year. Effective January 1, 1999, participants of the plans earn no future compensation credits. Vesting and interest credits, however, continue to accrue on the cash balances.

As of December 31, 2002, Mr. Fred Briggs had a full accrued pension benefit of $263,187 which represented a benefit accrued under the MCI Communications Corporation Plan; and a full accrued pension benefit of $87,550 which represented a benefit accrued under the Supplemental Non-Qualified Plan for a combined value of $350,737.

As of December 31, 2002, Mr. Jonathan Crane had a full accrued pension benefit of $173,569 which represented a benefit accrued under the MCI Communications Corporation Plan.

As of December 31, 2002, Mr. Wayne Huyard had a full accrued pension benefit of $78,766 which represented a benefit accrued under the MCI Communications Corporation Plan; and a full accrued pension benefit of $34,295 which represented a benefit accrued under the Supplemental Non-Qualified Plan for a combined value of $113,061.

As of December 31, 2002, Mr. Michael Salsbury had a full accrued pension benefit of $36,673 which represented a benefit accrued under the MCI Communications Corporation Plan; and a full accrued pension benefit of $109,140 which represented a benefit accrued under the Supplemental Non-Qualified Plan for a combined value of $145,813.

Compensation of Directors

During 2002, directors were paid fees of $35,000 per year and $1,000 per meeting of the board attended plus certain expenses. Committee members were paid a fee of $750 for any committee meeting attended on the same day as a board meeting and $1,000 for any other committee meeting attended, plus certain expenses. The chairman of each committee received an additional $3,000 per year. No director compensation was equity based.

Pursuant to our 1999 Stock Option Plan, each non-employee director was eligible to receive an annual grant of options. As a result of our bankruptcy filing, grants under this plan were suspended.

We have established new policies with respect to compensation of directors effective upon our emergence from bankruptcy. Such policies are based upon the recommendations set forth in the “Restoring Trust” report on corporate governance dated August 2003, prepared by the Court Monitor and approved by the Board of Directors.

Employment Contracts and Termination of Employment Arrangements

Severance

Our senior executives, along with all other employees, are covered by the MCI Severance Plan—a severance pay plan to pay benefits to qualifying full-time employees in the event of termination of employment under certain conditions. During 2003 and for all prior periods, senior vice presidents and above were eligible to receive a minimum of six months of pay, according to the following formula: 12 weeks’ pay, plus one week’s pay for each completed year of service subject to a maximum of six months pay.

Mr. Beaumont’s employment with us was terminated in 2002 and he received $425,000 in severance pay and continuation of pay totaling $359,615 during 2002 and 2003.

Mr. Salsbury’s employment with us was terminated in 2003 and he received a termination payment totaling $950,000 during 2003.

Mr. Sidgmore’s employment with us was terminated in 2003 and he received continuation of pay totaling $400,000 during 2003.

Employment Agreement with Michael D. Capellas

Effective December 16, 2002, we reached agreement on the terms and conditions of employment of Michael D. Capellas, under which Mr. Capellas serves as our chief executive officer and the chairman of our board of directors. The initial term of the agreement expires on December 31, 2005, but the agreement may be renewed annually thereafter.

Under the agreement, Mr. Capellas earns a base salary of $1,500,000, and this amount may be increased upon annual review by our board of directors and approval by Richard C. Breeden, the Corporate Monitor appointed by the United States District Court for the Southern District of New York.

For 2003, Mr. Capellas is entitled to receive a guaranteed bonus equal to 100% of his salary, and he received a similar bonus in 2002, pro rated based on the number of days he worked in 2002. For 2004 and 2005 and during any subsequent annual extensions of the agreement, there is not any minimum guaranteed bonus. However, Mr. Capellas will have the opportunity to earn a bonus of 100 percent of his base salary for performance at target levels based on performance standards, with smaller or greater bonus opportunities for performance below or above target levels, all as determined by the board of directors and subject to approval of the Corporate Monitor. Mr. Capellas also received a signing bonus of $2,000,000 when he entered into the agreement, subject to his obligation to repay a pro rata portion of this amount if he does not complete the initial term of employment for any reason other than termination by us without “cause,” as defined in the agreement, by Mr. Capellas for “good reason,” as defined in the agreement, or by death or disability. If we terminate Mr. Capellas for “cause,” he must repay the full signing bonus.

We have agreed to indemnify Mr. Capellas to the fullest extent permitted under our bylaws and applicable law if he is made a party or threatened to be made a party to a lawsuit while serving our company.

If we terminate Mr. Capellas’s employment not for “cause” or he terminates his employment for “good reason,” we must pay him a lump sum payment equal to three times the sum of his base salary and either his guaranteed bonus (for 2003) or target bonus (for 2004 and thereafter). If we terminate Mr. Capellas’s employment for “cause” or if he terminates his employment not for “good reason,” he will receive salary and other amounts earned but not yet paid through the date of termination, subject to any legal requirements, and he must repay all or a portion of his signing bonus to the extent required under the provision described above. If Mr. Capellas’s employment is terminated because of his death or disability, he or his estate will receive a lump sum payment equal to his then current year’s base salary plus a pro rata portion of his target bonus.

Upon our emergence from bankruptcy, Mr. Capellas will be entitled to receive restricted stock with a value of $12 million at the date of emergence, as determined by Lazard LLC, our financial advisor (the “Financial Advisor”). The restricted shares will vest ratably over three years, measured from the date of issuance. After releasing shares necessary to cover taxes due as a result of vesting, 75% of the remaining shares may not be resold by Mr. Capellas until 6 months after termination of his employment. For each calendar year after the calendar year in which we emerge from bankruptcy, Mr. Capellas will be eligible to receive an annual equity award valued at twice the sum of his base salary plus his target bonus if he reaches performance objectives set for that year by our board of directors and approved by the Corporate Monitor. These awards will vest ratably over a period of not less than three years from the date of issuance. In addition to the above described grants, upon our emergence from bankruptcy, Mr. Capellas will receive an additional grant of restricted stock of up to $6 million, so long as both our board of directors and the Corporate Monitor independently determine that Mr. Capellas’ performance during the pre-emergence period has been exemplary or significantly exceeded the level of performance that could reasonably have been expected. Such award would be subject to the same terms and conditions as the other restricted stock to be issued upon emergence. The agreement provides for accelerated vesting of the restricted stock granted to Mr. Capellas upon the expiration of his employment agreement or in the event of his death, the termination of his employment due to disability, the termination of his employment by the Company without “cause” or the termination of his employment by him for “good reason.” Certain additional provisions of the agreement relate to the potential issuance to Mr. Capellas of stock options. However, based on the recommendation of the appointed Court Monitor, we have determined that upon emergence from bankruptcy that the use of restricted stock grants should be the vehicle used to provide long-term incentives to our executives and that the use of stock options will be prohibited.

Mr. Capellas is subject to a non-compete agreement covering the period of one year from the date of any termination of his employment other than due to the expiration of the agreement without renewal. Mr. Capellas has also agreed not to solicit employees of our company for one year after his termination or the expiration of the agreement.

Mr. Capellas will be entitled to a gross-up for any excise tax imposed sufficient to put him in same after-tax position as if the excise tax were not due. The gross-up will be determined by our external auditors.

As part of his employment arrangements, Mr. Capellas also provided an undertaking to the Corporate Monitor with respect to his commitment to achieve certain goals and objectives relating to the ethical conduct of his duties.

The provisions in Mr. Capellas’ agreement that require approval of the Corporate Monitor shall be deemed satisfied at the time that the District Court terminates Corporate Monitor oversight of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Voting Securities

As of December 31, 2003, there were no persons, individually or as a group, known to us to be deemed to be the beneficial owners of more than five percent of our issued and outstanding WorldCom group common stock, MCI group common stock or Series D, E and F junior convertible preferred stock.

Security Ownership of Management

The following table sets forth the beneficial ownership of WorldCom group common stock and MCI group common stock, as of December 31, 2003 by each member of our Board of Directors, each appointee to our Board of Directors, each of our named executive officers and all directors, appointees and executive officers as a group. No person listed on the following table is the beneficial owner of any shares of our preferred stock. Each director, appointee or executive officer has sole voting and investment power over the shares listed opposite his or her name except as set forth in the footnotes hereto.

	Number of Shares Beneficially Owned(1)
Name of Beneficial Owner	WorldCom Group Stock	Percent of Class(1)	MCI Group Stock	Percent of Class(1)
Cindy K. Andreotti(2)	35,031	*	1,549	*
Ron Beaumont(6)	—	*	—	*
Dennis R. Beresford	200	*	8	*
Robert T. Blakely	—	*	—	*
Seth D. Blumenfeld	33,862	*	1,228	*
Fred M. Briggs, III(3)	70,157	*	3,121	*
Michael D. Capellas	1,000	*	40	*
Daniel Casaccia	157	*	6	*
Jonathan C. Crane	1,400	*	—	*
Bernard J. Ebbers(6)	14,378,760	*	575,149	*
Nancy Gofus(8)	2,715	*	132	*
W. Grant Gregory	—	*	—	*
Judith Haberkorn	—	*	—	*
Victoria D. Harker(4)	1,728	*	64	*
Laurence E. Harris	2,302	*	—	*
Nancy M. Higgins	—	*	—	*
Eric Holder	—	*	—	*
Glenn Hutchins	—	*	—	*
Wayne E. Huyard	938	*	3,242	*
Nicholas deB. Katzenbach(5)	300	*	12	*
Anastasia D. Kelly	—	*	—	*
David Matlin	—	*	—	*
Mark A. Neporent	13	*	—	*
C.B. Rogers, Jr.	—	*	—	*
Richard R. Roscitt	—	*	—	*
Michael H. Salsbury(6)	—	*	—	*
John W. Sidgmore(6)	1	*	—	*
Eric Slusser	—	*	—	*
Grace Chen Trent	—	*	—	*
All directors, appointees and current executive officers as a group (29 persons)(7)	14,528,564	*	584,551	*

*	Less than one percent.

(1)	Based on 2,970,796,599 shares of WorldCom group common stock and 118,733,605 shares of MCI group common stock issued and outstanding as of October 31, 2003 plus, as to the holder thereof only, shares of WorldCom group common stock or MCI group common stock issuable upon exercise or conversion of all derivative securities that are exercisable or convertible currently or within 60 days after December 31, 2003.
(2)	Of the 35,031 shares of WorldCom group common stock owned, 4,816 shares are held in a 401(k) trust. Of the 1,549 shares of MCI group common stock, 235 shares are held in a 401(k) trust.
(3)	Of the 70,157 shares of WorldCom group common stock owned, 26,892 shares are owned jointly with his spouse or others, and 13,385 shares are held in a 401(k) trust. Of the 3,121 shares of MCI group common stock, 1,075 shares are owned jointly with his spouse and others, and 653 shares are held in a 401(k) trust.
(4)	Of the 1,728 shares of WorldCom group common stock owned, 1,310 shares are held in a 401(k) trust. All 64 shares of MCI group common stock are held in a 401(k) trust.
(5)	All 300 shares of WorldCom group common stock and 12 shares of MCI group common stock are owned by his spouse.
(6)	Based on information contained in the Company’s stock ledger.
(7)	Does not include any WorldCom group shares purchasable upon exercise of options.
(8)	All 2,715 shares of WorldCom group common stock are held in a 401(k) trust. All 132 shares of MCI group common stock are held in a 401(k) trust.

Equity Compensation Plan Information

In connection with our bankruptcy filing, all of our existing equity compensation plans and all awards granted thereunder will be terminated upon emergence. As of December 31, 2002, outstanding options or shares reserved for future issuance under these plans were deemed to have no value.

We intend to establish new policies with respect to equity compensation effective upon our emergence from bankruptcy. Such policies will be established based upon the recommendations of the compensation committee as approved by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ebbers Loan Arrangements

From shortly after our inception until April 29, 2002, Bernard J. Ebbers served as our President and Chief Executive Officer. Beginning on or about September 1995, Mr. Ebbers and companies under his control entered into various loan agreements with Bank of America, N.A. (or its predecessors in interest). Between 1995 and 2000, Mr. Ebbers or companies under his control borrowed certain amounts from Bank of America under these loan agreements, and became obligated under a Bank of America letter of credit in the amount of $45.6 million issued in connection with a donation to his alma mater, Mississippi College. In connection with these transactions, Mr. Ebbers pledged shares of WorldCom common stock. In addition, to secure his obligations incurred in connection with acquisitions of interests in outside businesses and other transactions, Mr. Ebbers pledged several million shares of WorldCom common stock and certain assets to an affiliate of Citicorp.

Commencing in 2000 and continuing through April 2002, Mr. Ebbers requested from time to time that we loan funds to him and/or guarantee loans he had received from other institutions in response to margin calls being made by such institutions following declines in the value of our common stock. In response to his requests, the Compensation and Stock Option Committee (the “Compensation Committee”) of our former Board of Directors approved direct loans to Mr. Ebbers of $100 million in 2000 and an additional $65 million on January 30, 2002, for a total of $165 million. The Compensation Committee also approved a guarantee by us of a $150 million loan from Bank of America to Mr. Ebbers and the $45.6 million Bank of America letter of credit noted above. The Compensation Committee approved these loans and guarantees following a determination that it was in the best interest of WorldCom and its shareholders to avoid forced sales by Mr. Ebbers of his common stock. Our former

Board of Directors subsequently ratified the loans and guarantees. In connection with the restatement described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we determined that the interest rate charged to Mr. Ebbers was below market rates for interest. We determined that a more appropriate rate of interest for the period from 2000, when the loans were first provided, until March 31, 2002, was 11.11% (reflecting that while interest rates declined over that period, the risk of non-payment of the loans increased). We recorded interest income of $8 million, $12 million, and $2 million in 2002, 2001 and 2000, respectively of which $7 million, $8 million and $1 million was imputed interest on the loans in 2002, 2001 and 2000, respectively. The amount imputed was recorded as a reduction to selling, general and administrative expense to recognize that this interest was not charged and is considered additional compensation to Mr. Ebbers.

Following further declines in the trading price of WorldCom common stock through early February 2002, we made aggregate payments to Bank of America of approximately $198.7 million to repay all of the outstanding debt guaranteed by us and deposited approximately $36.5 million with Bank of America (of which approximately $2 million was remitted to us as of January 2003) to collateralize the letter of credit.

On April 2, 2002, we and Mr. Ebbers entered into a letter agreement (the “Ebbers Letter Agreement”) whereby Mr. Ebbers (i) indemnified us against any losses incurred in respect of the loans and guarantees provided by us and (ii) pledged 9,287,277 shares of WorldCom group common stock and 575,149 shares of MCI group common stock (representing all of Mr. Ebbers’ unencumbered shares in WorldCom, Inc.) to secure his obligations. In addition, on April 18, 2002, we and Mr. Ebbers entered into a pledge and security agreement (the “Ebbers Pledge and Security Agreement”), whereby Mr. Ebbers granted us security interests in all of his interest in BC Yacht Sales, Inc., a yacht sales company wholly-owned by Mr. Ebbers and BCT Holdings, LLC, a shipyard in which Mr. Ebbers held a 99.8% interest (collectively, “Intermarine”), Douglas Lake Land & Timber Company LLP (“DL LLP”), a working cattle ranch in Canada in which Mr. Ebbers owned a 99% interest directly; and Douglas Lake Land & Timber Company, which owned the remaining 1% of DL LLP (together with DL LLP, “Douglas Lake”). In addition, Mr. Ebbers owned an 86.25% interest in Joshua Holdings LLC (“Joshua”), the majority shareholder in Joshua Timberlands LLC (“Joshua Timberlands”), a timber venture located in several southeastern states. Due to restrictions set forth in a credit agreement between Joshua Timberlands and The Travelers Insurance Company, Mr. Ebbers only granted a security interest totaling 21.25% of the capital stock of Joshua. We also received a pledge by the other two interest holders in Joshua relating to an additional 13.75% of its capital stock. Under agreements between the Company and Mr. Ebbers, dated April 17, 2002, we became entitled to exercise sole and exclusive control of Mr. Ebbers’ pledged property interests, including voting interests upon notice to the relevant company (the “Control Agreements”).

On April 29, 2002, in connection with Mr. Ebbers’ resignation as President, Chief Executive Officer and Director of WorldCom, we consolidated these various demand loan and guaranty arrangements into a single promissory term note in the principal amount of approximately $408.2 million (the “Ebbers Note”). Pursuant to the terms of the Ebbers Note, in addition to accrued and unpaid interest as described below, the principal amount was subject to payment over five years on the following schedule: $25 million on April 29, 2003, $25 million on April 29, 2004, $75 million on April 29, 2005, $100 million on April 29, 2006, and all remaining principal on April 29, 2007. The Ebbers Note also provided for the payment of interest on the outstanding balance, compounded monthly, on each repayment date at a fluctuating interest rate equal to that under one of our credit facilities, which was 2.31875% per annum as of April 29, 2002. The Ebbers Note further provided that all principal and accrued interest would become immediately due and payable (1) upon the death of Mr. Ebbers, (2) upon demand in the case of certain events of default or (3) automatically without notice in the case of certain events of bankruptcy by or against Mr. Ebbers.

On April 30, 2003, we served Mr. Ebbers with a notice of event of default under the Ebbers Note due to his failure to make the scheduled $25 million principal payment on April 29, 2003. As a consequence, all principal and accrued interest under the Ebbers Note became immediately due and payable. Mr. Ebbers disputes that he is in default under the Ebbers Note due to the receipt of proceeds of asset sales discussed below. To date, Mr. Ebbers has not made any payment with respect to his obligations under the Ebbers Note. After giving consideration to various factors, including what we considered to be a default of the Ebbers Note and management’s knowledge and estimates of Mr. Ebbers’ financial condition, we concluded that the collectibility of the Ebbers Note was remote. Accordingly, we established a valuation reserve, reflected as of March 2002, which we booked to bad debt expense (a component of selling, general and administrative expense) in an amount equal to the outstanding principal and accrued interest balance under the Ebbers Note less the amount anticipated to be realized by us in connection with the disposition of the Intermarine, Douglas Lake and Joshua collateral. Subsequent to the March 2002 filing, we obtained a third party independent appraisal of the Joshua properties which indicated a value less than the balance of the senior debt. In addition, we were able to secure sales contracts for the Intermarine and Douglas Lake properties. Accordingly, as of June 2002, we increased the reserve to include the entire amount of the note, net of the ultimate selling prices of the Intermarine and Douglas properties.

We have exercised certain of our rights under the Ebbers Pledge and Security Agreement and the Control Agreements to require the sale of Intermarine and Douglas Lake and to apply the proceeds to reduce the principal amount outstanding under the Ebbers Note. In October 2002, we acquired Mr. Ebbers’ interests in Intermarine through a strict foreclosure action. In December 2002, we sold a yacht and in February 2003, we sold substantially all of the remaining assets of Intermarine. The net proceeds of these sales plus the proceeds of prior sales of other yachts contained in the bank account of Yacht Sales totaled approximately $17.4 million. In January 2003, we exercised certain control rights with respect to Mr. Ebbers’s interests in Douglas Lake and began a marketing process for the ranch and its operations. Bids were received from interested parties on March 31, 2003. On May 29, 2003, we entered into an agreement to sell Douglas Lake (the “Purchase Agreement”). The transaction closed on February 11, 2004. We received approximately $35 million in net proceeds in connection with the closing. We may receive additional proceeds of up to approximately $15 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the Purchase Agreement. Based on the appraised net value of the Joshua Timberlands property, we have elected not to exercise our right to foreclose on the Joshua assets at this time.

We will continue in our efforts to recover all amounts due and payable under the Ebbers Note.

Ebbers Separation Agreement

We also entered into a separation agreement with Mr. Ebbers as of April 29, 2002, which provided for his resignation from all directorships, offices and positions with us, and for his appointment to serve our Board of Directors as non-executive “Chairman Emeritus” at the pleasure of the Board. Pursuant to the separation agreement, Mr. Ebbers agreed to remain available for a period of five years to provide consulting services from time to time. The agreement also provided for us to make an annual pension payment of $1.5 million to Mr. Ebbers for the remainder of his life and an annual pension benefit of $750,000 to his current spouse for the remainder of her life, should she survive him. In addition, we agreed to continue in effect our indemnification of him and to provide continued medical and life insurance benefits for Mr. Ebbers’ lifetime at our expense and limited use of the our aircraft, subject to reimbursement to us by Ebbers on the same basis as is currently our policy for personal usage. Ebbers was also granted the right to lease office space from us. The separation agreement further provided that all of Mr. Ebbers’ outstanding options to purchase WorldCom group common stock or MCI group common stock became fully vested and exercisable as of April 29, 2002, and would generally remain exercisable for a period of five years following that date (or, if earlier, the expiration of the original term). As of April 29, 2002, Mr. Ebbers held (i) unvested options to acquire 1,788,627 shares of WorldCom group common stock at a weighted-average exercise price of $30.90 per share, (ii) vested options to acquire 9,510,678 shares of WorldCom group common stock at a weighted-average exercise price of $21.25 per share and (iii) no vested or unvested options to acquire MCI group common stock. Under the separation agreement, Mr. Ebbers further agreed to be subject to a number of restrictive covenants, including a five-year non-competition covenant in favor of our affiliates and us. We and Mr. Ebbers also agreed to and executed a mutual release of actual or potential claims, subject to certain exceptions. Finally, the separation agreement provided that, in the event of any breach of the separation agreement by Mr. Ebbers, default by Mr. Ebbers with respect to any of his obligations under the Ebbers Note and related arrangements or the filing of bankruptcy by him, the payment of pension benefits described above would be permanently discontinued and all outstanding amounts due to us by him would be accelerated as provided in the Ebbers Note.

We have not made any of the pension payments under the separation agreement nor provided any of the other benefits under the agreement except health benefits. Additionally, we ceased providing health benefits on March 31, 2003. We believe that Mr. Ebbers had breached the separation agreement. However, Mr. Ebbers asserts that he has not breached the separation agreement and that we breached the separation agreement prior to any alleged breach by Mr. Ebbers. As of December 31, 2002, we had accrued approximately $19 million related to these pension, medical, and life insurance benefits.

Mr. Ebbers has filed proofs of claim in our Chapter 11 cases seeking, among other things, payment of benefits under the separation agreement. On September 30, 2003, we filed a notice of rejection of the separation agreement in our Chapter 11 case. The notice indicated that it was merely a protective measure, as we believe the separation agreement is not an executory contract on account of the prior breach by Mr. Ebbers. On October 15, 2003, Mr. Ebbers objected to the notice of rejection.

Other Transactions with Ebbers

During 2002, 2001 and 2000, we provided office space and Internet access at no charge to the Jackson Bandits, a minor league hockey team owned in part by Mr. Ebbers. The cost associated with the 1,300 square foot office space and the T-1 Internet connection totaled approximately $160,000 in 2002 and approximately $240,000 in each of 2001 and 2000. In addition, we purchased advertising from the Jackson Bandits at a cost of $17,000 in 2001 and $19,000 in 2000.

During 2002, 2001 and 2000, Mr. Ebbers was an owner of KLLM Transportation, Inc. (“KLLM”), for which we provided voice telecommunications services in the amounts of $122,000, $113,000 and $130,000, respectively. There was no payable due to us as of December 31, 2002 and approximately $30,000 due from KLLM as of December 31, 2001. During 2002, we also provided telecommunication services to other companies owned by Mr. Ebbers. The total revenue generated in 2002, 2001 and 2000 by the sale of such services to these companies was approximately $22,000, $23,000 and $24,000, respectively.

Mr. Ebbers individually provided Ronald Beaumont, the Chief Operating Officer of WorldCom Group from December 2000 until May 2002, with a $650,000 personal loan that accrued interest at a rate of 10% per annum. The loan from Mr. Ebbers was provided in two installments, with $250,000 loaned in 2000, and an additional $400,000 loaned in 2002.

Transactions with Ronald Beaumont

During 2002, 2001 and 2000, we purchased services from three companies owned by Mr. Beaumont (Beaumont Events Company, Beaumont Ranch Company and Beaumont Key Services). The companies were engaged by us to host certain events. The total cost of these services provided during 2002, 2001 and 2000 totaled $21,000, $17,000 and $48,000, respectively.

Kellett Airplane Arrangements

In 2001, we entered into a lease arrangement related to a Falcon 20 airplane with Kellett Investment Corporation (“KIC”), controlled by Stiles Kellett Jr., who at the time was a member of our Board of Directors and chairman of the Compensation Committee. Pursuant to the terms of the lease, we leased the Falcon 20 aircraft to KIC for a nominal monthly fee with a term expiring on June 15, 2002. KIC was also responsible under the lease for the costs of the insurance on the airplane, the pilots, the hangar expense, fuel, and payment to us of a $400 per hour flight fee. We retained responsibility under the lease for reimbursing KIC for the costs of the maintenance for the airplane.

In 2002, Mr. Breeden, the Corporate Monitor, conducted an investigation of the airplane arrangement. On September 6, 2002, Mr. Breeden sent a summary of his investigation of the lease arrangement to our Board of Directors, which concluded that the terms of the lease arrangement were below fair market value and the lease should have been disclosed to the Board of Directors and on Mr. Kellett’s annual “directors’ and officers’ questionnaire”. Mr. Breeden recommended, among other things, that we seek to obtain additional amounts owed to us under the lease arrangement, and that the Board of Directors remove Mr. Kellett as a director. In October 2002, we entered into a settlement agreement with Mr. Kellett pursuant to which Mr. Kellett paid to us the balance necessary for reimbursement for his use of the airplane under the lease at a rate of $3,000 per hour, offset by amounts we owed him which totaled $148,000 in 2002. Under the settlement agreement, Mr. Kellett also resigned from the Board of Directors.

Roberts Airplane Arrangements

From 2000 to 2002, we incurred air transportation costs for Bert C. Roberts, Jr. (the Chairman of the Board of Directors from 1998 until his resignation in December 2002 and a member of the Compensation Committee) and other WorldCom employees. Such transportation was provided by BR Ventures (“BRV”), a wholly owned company held by Mr. Roberts. We paid BRV for use of the aircraft for WorldCom business at a rate of approximately $1,600 per flight hour. We paid BRV for Mr. Roberts’s personal use of the aircraft using an Internal Revenue Service formula, which amounts were imputed as income to Mr. Roberts. We paid approximately $159,000, $412,000 and $289,000 to BRV under this arrangement in 2002, 2001 and 2000, respectively.

Transactions with Companies Related to Clifford Alexander

Clifford Alexander, a member of our Board of Directors during 2001 and 2000, also served as Dun and Bradstreet’s (“D&B”) Chief Executive Officer and Chairman of the Board during fiscal year 2000. During that time, we used D&B’s credit, reporting and collection services in addition to various business and information services. The total cost of the services provided by D&B during fiscal year 2000 was $6.9 million, of which $158,000 remained as a payable at December 31, 2000. During 2000, we provided $17 million in dial-up and dedicated access telecommunication services to D&B. After Mr. Alexander left his position at D&B, we continued to utilize their services in the same capacity as before.

In addition, Mr. Alexander served as Moody’s Corporation’s Chairman of the Board of Directors during the fiscal years 2001 and 2000. During that time, we used their credit monitoring and rating services. The total cost of the services provided by Moody’s Corporation during fiscal years 2001 and 2000 was approximately $370,000 and $107,000, respectively. We had no payable outstanding to Moody’s Corporation at December 31, 2001. In addition, we provided $972,000 and $872,000 of telecommunication services to Moody’s during 2001 and 2000, of which $378,000 was due to us as of December 31, 2001. After Mr. Alexander left his position on our Board of Directors, we continued to utilize Moody’s Corporation’s services in the same capacity as before.

Transactions with Telefonica de Espana

Juan Villalonga, a member of our Board of Directors during 2000, also served as Telefonica de Espana’s Chief Executive Officer and Chairman of the Board. During that time, we used Telefonica de Espana’s network services for calls that originated on our network and terminated in Spain. The total cost of the services provided by Telefonica de Espana during fiscal year 2000 was $48 million. In addition, we provided $14 million of services to Telefonica de Espana during 2000. After Mr. Villalonga left his position on our Board of Directors, we continued to utilize Telefonica de Espana’s services in the same capacity as before.

Transaction with Avantel

On June 30, 2000, we entered into a Sponsor Credit Agreement with Avantel and Banco Nacional de Mexico S.A., whereby the Company loaned $96 million to Avantel. Interest is payable quarterly at the rate of London Interbank Offered Rate (“LIBOR”) plus 3%. In June 2001, we determined that a portion of the loan was not recoverable and reduced the receivable to fair value of $48 million. The difference between the carrying value and fair value was charged to selling, general and administrative expense in the consolidated statement of operations. In addition, we were due approximately $17 million in accrued interest from June 30, 2000 to December 31, 2002. During 2002, 2001 and 2000, approximately $1 million, $4 million, and $2 million, which represented 50% of each interest payment, was charged to selling, general and administrative expense. At December 31, 2002 and 2001, the outstanding receivable balance, including accrued interest, was $57 million and $54 million, respectively.

Transactions with Phillips & Brooks/Gladwin, Inc.

John Porter, a member of our Board of Directors during 2000, also served as Phillips & Brooks/Gladwin, Inc’s Chairman of the Board. During that time, we used payphone equipment which was installed in correctional institutions. The total cost of the services provided by Phillips & Brooks/Gladwin during fiscal year 2000 was approximately $435,000. After Mr. Porter left his position on our Board of Directors, we continued to utilize Phillips & Brooks/Gladwin’ services in the same capacity as before.

Legal Services

In August 2003, we appointed Laurence Harris and Eric Holder to be directors, with such appointments to become effective upon our emergence from bankruptcy. Mr. Harris is a partner in the law firm Patton Boggs LLP and Mr. Holder is a partner in the law firm Covington & Burling. The total cost of the various legal services provided by Patton Boggs was approximately $726,000, of which approximately $161,000 was payable as of December 31, 2002. Also in 2002, we paid Covington & Burling approximately $40,000 in connection with various legal services performed. We believe that the fees paid to Mr. Harris’s and Mr. Holder’s firms are normal and customary in amount and scope for the work performed and are similar to that paid by other clients.

Transactions with Silver Lake entities

In August 2003, we appointed Glenn Hutchins to be a director, with such appointment to become effective upon our emergence from bankruptcy. Mr. Hutchins is a managing member and founder of Silver Lake Technology Management, L.L.C. and Chairman and president of Silver Lake New York, Inc. During 2002, we provided internet access to both entities. The costs associated with the T-1 connection totaled approximately $86,000 in 2002, of which approximately $8,000 was due to us at December 31, 2002. In addition, certain portfolio companies owned in whole or in part by Silver Lake Technology Management, L.L.C. and its affiliates have conducted and continue to conduct business with MCI in the ordinary course of their respective businesses.

Transactions with Cerberus Capital entities

In August 2003, we appointed Mark Neporent to be a director, with such appointment to become effective upon our emergence from bankruptcy. Mr. Neporent is a Senior Managing Director and the Chief Operating Officer and General Counsel of Cerberus Capital Management, L.P. (“Cerberus”). During 2002, we provided telecommunication services to Cerberus and its affiliated management companies. The cost associated with these services totaled approximately $74,000 in 2002, of which approximately $11,000 was due to us as of December 31, 2002.

Transaction with Brown Brothers & Harriman (“BB&H”)

Lawrence Tucker, a member of our Board of Directors from 1998 through October 2000 and an Advisory Director from November 2000 through October 2002, was a General Partner of BB&H. During 2002, 2001 and 2000, we provided telecommunications services to BB&H of $533,000, $780,000 and $576,000, respectively. Receivables for services due us as of December 31, 2002 and 2001 were $54,000 and $69,000, respectively.

Transactions with Companies Related to John Sidgmore

John Sidgmore, our interim President and Chief Executive Officer from April 2002 through December 2002 and a member of our Board of Directors from 1998 through October 2002, was a venture partner of New Enterprise Associates (“NEA”) since October 2001. During 2002 and 2001, we provided voice and data services to NEA in the amount of $170,000 and $215,000, respectively. Receivables for services due to us as of December 31, 2002 and 2001 were $15,000 and $66,000, respectively.

Mr. Sidgmore was also Chairman and Chief Executive Officer of eCommerce Industries, Inc. (“ECI”). During 2002, 2001 and 2000, we provided various telecommunications services to ECI in the amounts of $275,000, $204,000 and $195,000, respectively. Receivables for services due to us as of December 31, 2002 and 2001 were $6,000 and $6,000, respectively. We also provided telecommunications services to United Business Computers, a subsidiary of ECI, during 2002, 2001 and 2000 in the amounts of $196,000, $168,000 and $21,000 respectively. Receivables for services due to us as of December 31, 2002 and 2001 were $36,000 and $48,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

The Audit Committee of our Board of Directors is responsible for the appointment, evaluation, compensation and oversight of our independent auditor. Pursuant to the Audit Committee’s charter and SEC rules effective as of May 6, 2003, our Audit Committee must review and pre-approve all auditing and permitted non-auditing services (including the fees and terms thereof) provided by our independent auditor. Under the Audit Committee charter, the approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of certain services may be delegated to the Chair of the Audit Committee, but the decision must be presented to the full Audit Committee at its next scheduled meeting. Since the effective date of these rules, all of the services performed by KPMG described below were approved in advance by our Audit Committee. Other pre-approvals will be disclosed, as appropriate, in our periodic public filings. Our independent auditor may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Auditor-2002

As discussed in Item 9 of this Annual Report on Form 10-K, we named KPMG on May 15, 2002 to be our independent auditor. Set forth in the table below are the aggregate amount of fees billed to us by KPMG for professional accounting services during 2002, except for audit fees which represents the aggregate amount of fees incurred through February 2004 related to the auditing of our consolidated financial statements for the fiscal year ended December 31, 2002 and the restatement of our consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. These amounts do not include fees billed to us by our prior independent auditor, Arthur Andersen LLP, for professional accounting services performed by it during the period from January to May 2002.

(In Millions)
Audit Fees(1)	$143.2
Audit-Related Fees(2)	0.3

Total audit and audit-related fees	$143.5
Tax Fees(3)	3.3
All Other Fees(4)	—

Total Fees	$146.8

(1)	Audit Fees. These are fees for professional services provided for the audit of our annual consolidated financial statements and reviews of our condensed consolidated quarterly financial statements, services that are normally provided by our independent accountant in connection with statutory and regulatory engagements and services generally only our independent accountant reasonably can provide, such as statutory audits required internationally, attest services, consents and assistance with and review of documents filed with the SEC. Included in the Audit Fees category are fees associated with the audit of our restated 2001 and 2000 financial statements and fees incurred for audits of the financial statements of certain of our subsidiaries performed in compliance with such subsidiaries’ independent legal reporting obligations.
(2)	Audit-Related Fees. These are fees for assurance and related services that that are reasonably related to performance of audit services and traditionally are performed by our independent accountant. More specifically, these include: employee benefit plan audits and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. These are fees for all professional services rendered by our independent accountant’s tax professionals except those related to the audit of our financial statements, including tax compliance, tax advice, and tax planning performed. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and requests for rulings or technical advice from taxing authorities. During the fiscal years ended December 31, 2001 and 2000, KPMG also provided tax services to us, receiving fees for such services in the aggregate amounts of approximately $8.8 million and $8.4 million, respectively.
(4)	All Other Fees. These are fees for all other products and services provided by our independent accountant that do not fall within the previous categories. No such products and services were provided by KPMG during the period indicated.

Fees Paid to the Independent Auditor-2001

In addition to retaining Andersen to audit our consolidated and combined financial statements for 2001, we retained Andersen to provide various advisory, auditing and consulting services during this period. The aggregate fees billed for professional services by Andersen during 2001 were as follows:

•	$4.4 million for services rendered for the audit of our 2001 financial statements and the quarterly reviews of the financial statements included in our Forms 10-Q,

•	$7.6 million for tax services,

•	$1.6 million for non-financial statement audit services, and

•	$3.2 million for all other services.

Certain of the non-auditing services provided by Andersen during 2001 may no longer be permissible as specified in Section 10A(g) of the Exchange Act. KPMG does not perform these types of non-auditing services for us.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

Exhibits

2.1		Modified Amended Second Joint Plan of Reorganization for WorldCom, Inc. (incorporated herein by reference to Exhibit 2.1 to WorldCom’s Current Report on Form 8-K dated October 31, 2003 (filed November 18, 2003)

2.2		Offer to Purchase for Cash All Outstanding Shares of Class A Common Stock of Digex, Incorporated by WorldCom, Inc., dated August 27, 2003, as amended September 23, 2003 (filed as Exhibit 99(a)(1) to WorldCom’s Schedule TO-T/A, dated September 23, 2003 and incorporated herein by reference)

2.3	*	Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. dated as amended May 14, 2001 (filed as Annex A to WorldCom’s Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)

3.1		Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Seven by inserting Articles Seven D, E, F, and G) (incorporated herein by reference to Exhibit 3.1 to WorldCom’s registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.2		Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Four by deleting the text thereof and substituting new Article Four) (incorporated herein by reference to Exhibit 3.2 to WorldCom’s registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.3		Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Eleven by deleting the text thereof and substituting new Article Eleven) (incorporated herein by reference to Exhibit 3.3 to WorldCom’s registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.4		Second Amended and Restated Articles of Incorporation of WorldCom (including preferred stock designations), as amended as of May 1, 2000 (incorporated herein by reference to Exhibit 3.4 to WorldCom’s registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.5		Restated Bylaws of WorldCom, Inc. (incorporated herein by reference to Exhibit 99.2 to WorldCom’s Current Report on Form 8-K dated October 23, 2002 (filed October 23, 2002) (File No. 01-10415)

4.1		Rights Agreement between WorldCom, Inc. and The Bank of New York, as Rights Agent, dated as of March 7, 2002 (incorporated herein by reference to Exhibit 1 to WorldCom’s Form 8-A dated March 13, 2002 (File No. 0-11258))

10.1		$1,100,000,000 Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc. and certain of the direct and indirect subsidiaries of WorldCom, Inc. named therein, Citibank, N.A., Initial L/C Issuer; Citicorp USA, Inc., Administrative Agent; J.P. Morgan Securities Inc., Syndication Agent, Joint Lead Arranger and Joint Bookrunner; General Electric Capital Corporation, Documentation Agent and Collateral Monitoring Agent; GECC Capital Markets Group, Inc., Joint Lead Arranger; Solomon Smith Barney Inc., Joint Lead Arranger and Joint Bookrunner; The CIT Group/Business Credit, Inc. and Foothill Capital Corporation, Co-Documentation Agents; and the lenders named therein, dated as of October 15, 2002

10.2	*	364-Day Revolving Credit Agreement among WorldCom and Bank of America, N.A. and The Chase Manhattan Bank, Co-Administrative Agents; Banc of America Securities LLC and J.P. Morgan Securities Inc., Joint Lead Arrangers and Joint Book Managers; Banc of America Securities LLC, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Bank N.V. and Deutsche Banc Alex. Brown Inc., Co-Arrangers; Citibank, N.A., Syndication Agent; ABN Amro Bank N.V. and Deutsche Bank AG New York Branch, Co-Documentation Agents; and the lenders named therein dated as of June 8, 2001 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 0-11258))

10.3	*	Revolving Credit Agreement among WorldCom and Bank of America, N.A. and The Chase Manhattan Bank, Co-Administrative Agents; Banc of America Securities LLC and J.P. Morgan Securities Inc., Joint Lead Arrangers and Joint Book Managers; Banc of America Securities LLC, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Bank N.V. and Deutsche Banc Alex. Brown Inc., Co-Arrangers; Citibank N.A., Syndication Agent; ABN Amro Bank N.V. and Deutsche Bank AG New York Branch, Co-Documentation Agents; and the lenders named therein dated as of June 8, 2001 (incorporated herein by reference to Exhibit 10.2 to WorldCom’s Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 01-10415))

10.4	*	Amended and Restated Facility A Revolving Credit Agreement among WorldCom, NationsBank, N.A., NationsBanc Montgomery Securities LLC, Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258)) (incorporated herein by reference to Exhibit 10.3 to WorldCom’s Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 01-10415))

10.5		Third Amended and Restated Receivables Purchase Agreement among MCI WORLDCOM Receivables Corporation and WorldCom, Inc. and Corporate Asset Funding Company, Inc., Charta Corporation, Delaware Funding Corporation, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Paradigm Funding LLC, Giro Balanced Funding Corporation, and Liberty Street Funding Corporation, and BankOne, NA (Main Office Chicago) as Managing Agent for Falcon Asset Securitization Corporation and Jupiter Securitization Corporation, and Westdeutsche Landesbank Girozentrale, New York Branch, as Managing Agent for the Paradigm Funding LLC, and Bayerische Landesbank, New York Branch, as Managing Agent for Giro Balanced Funding Corporation and The Bank of Nova Scotia, as Managing Agent for Liberty Street Funding Corporation, and Citicorp North America, Inc., as Managing Agent for Corporate Asset Funding Company, Inc. and Charta Corporation and as Co-Lead Manager, and JPMorgan Chase Bank, as Managing Agent for Delaware Funding Corporation, as Co-Lead Manager and as Administrative Agent, dated as of May 23, 2002 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Current Report on Form 8-K dated May 29, 2002 (filed on May 29, 2002) (File No. 01-10415))

10.6	Amended and Restated Receivables Contribution and Sale Agreement among MCI WORLDCOM Network Services, Inc., MCI WORLDCOM Communications, Inc., Telecom*USA, Inc. and UUNET Technologies, Inc., and WORLDCOM, Inc. and MCI WORLDCOM Receivables Corporation, dated May 23, 2002 (incorporated herein by reference to Exhibit 10.2 to WorldCom’s Current Report on Form 8-K dated May 29, 2002 (filed on May 29, 2002) (File No. 01-10415))

10.7	Second Amended and Restated Receivables Purchase Agreement among MCI WORLDCOM Receivables Corporation, WorldCom, Inc., the banks party thereto, BankOne NA (Main Office Chicago), as a Group Managing Agent, Westdeutsche Landesbank Girozentrale, New York Branch, as a Group Managing Agent, Bayerische Landesbank, New York Branch, as a Group Managing Agent, The Bank of Nova Scotia, as a Group Managing Agent, Citicorp North America, Inc., as a Group Managing Agent and as a Co-Lead Manager, and JPMorgan Chase Bank, as a Group Managing Agent, as Co-Lead Manager and as Administrative Agent, dated as of May 23,2002 (incorporated herein by reference to Exhibit 10.3 to WorldCom’s Current Report on Form 8-K dated May 29, 2002 (filed on May 29, 2002) (File No. 01-10415))

10.8	Second Amended and Restated Undertaking Agreement made by WorldCom, Inc. in favor of the purchasers named therein, the banks named therein, the managing agents named therein, and JPMorgan Chase Bank, as Administrative Agent, dated as of May 23, 2002 (incorporated herein by reference to Exhibit 10.4 to WorldCom’s Current Report on Form 8-K dated May 29, 2002 (filed on May 29, 2002) (File No. 01-10415))

10.9	WorldCom 1999 Stock Option Plan (incorporated herein by reference to Exhibit A to WorldCom’s Proxy Statement dated April 23, 1999 (File No. 01-10415)) (compensatory plan)

10.10	WorldCom, Inc. Third Amended and Restated 1990 Stock Option Plan (incorporated herein by reference to Exhibit A to WorldCom’s Proxy Statement dated April 22, 1996 (File No. 0-11258)) (compensatory plan)

10.11	WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to WorldCom’s Proxy Statement dated April 21, 1997 (File No. 0- 11258)) (compensatory plan)

10.12	WorldCom/MFS/UUNET 1995 Performance Option Plan (incorporated herein by reference to Exhibit 10.17 to WorldCom’s Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.13	WorldCom/MFS/UUNET Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to WorldCom’s Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.14	MCI 1979 Stock Option Plan as amended and restated (incorporated by reference to Exhibit 10(a) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-06547)) (compensatory plan)

10.15	Supplemental Retirement Plan for Employees of MCI Communications Corporation and Subsidiaries, as amended (incorporated by reference to Exhibit 10(b) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-06547)) (compensatory plan)

10.16	Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries (incorporated by reference to “Remuneration of Executive Officers” in MCI’s Proxy Statement for its 1992 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.19	1988 Directors’ Stock Option Plan of MCI (incorporated by reference to Exhibit D to MCI’s Proxy Statement for its 1989 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.20	Amendment No. 1 to the 1988 Directors’ Stock Option Plan of MCI (incorporated by reference to Appendix D to MCI’s Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.21	Amendment No. 2 to 1988 Directors’ Stock Option Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (File No. 0-06547)) (compensatory plan)

10.22	Amendment No. 3 to 1988 Directors’ Stock Option Plan of MCI (incorporated by reference to Exhibit 10(j) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.23	Stock Option Plan of MCI (incorporated by reference to Exhibit C to MCI’s Proxy Statement for its 1989 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.24	Amendment No. 1 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(l) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.25	Amendment No. 2 to the Stock Option Plan of MCI (incorporated by reference to Appendix B to MCI’s Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.26	Amendment No. 3 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(n) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.27	Amendment No. 4 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(o) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.28	Amendment No. 5 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(p) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.29	Board of Directors Deferred Compensation Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-06547)) (compensatory plan)

10.30	WorldCom, Inc. Severance Plan restated as of January 1, 2001 (compensatory plan)

10.33	Form of employment agreement, effective as of November 2, 1996, between MCI and Bert C. Roberts (incorporated by reference to Exhibit 10(u) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.34	Employment Agreement between UUNET and John W. Sidgmore dated May 13, 1994 (incorporated herein by reference to UUNET’s Registration on Form S-1 (Registration No. 33-91028)) (compensatory plan)

10.35	Change of Control Severance Agreement effective April 8, 1997 between Brooks Fiber Properties, Inc. (“BFP”) and James C. Allen (incorporated herein by reference from Exhibit 10.1 to BFP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-28036)) (compensatory plan)

10.36	Promissory Note dated September 8, 2000 between Bernard J. Ebbers and WorldCom (incorporated herein by reference from Exhibit 10.4 to the WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 01-10415)

10.37	Promissory Note dated November 1, 2000 between Bernard J. Ebbers and WorldCom (incorporated herein by reference from Exhibit 10.5 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 01-10415)

10.38	Letter Agreement dated November 1, 2000 between Bernard J. Ebbers and WorldCom (incorporated herein by reference from Exhibit 10.6 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 01-10415)

10.39	Limited Guaranty made as of November 14, 2000 by WorldCom in favor of Bank of America, N.A. (incorporated herein by reference from Exhibit 10.7 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 01-10415)

10.40	Limited Guaranty made as of February 12, 2001 by WorldCom in favor of Bank of America, N.A. (incorporated herein by reference from Exhibit 10.35 to WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 01-10415)

10.41	Promissory Note dated December 29, 2000 between Bernard J. Ebbers and WorldCom (incorporated herein by reference from Exhibit 10.36 to WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 01-10415)

10.42	Promissory Note dated September 10, 2001 payable by Bernard J. Ebbers to the order of WorldCom (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001) (File No. 01-10415)

10.43	First Modification and Reaffirmation of Limited Guaranty dated as of January 25, 2002, by and between WorldCom and Bank of America, N.A. (incorporated herein by reference from Exhibit 10.38 to WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 01-10415)

10.44	Promissory Note dated January 30, 2002 payable by Bernard J. Ebbers to the order of WorldCom (incorporated herein by reference from Exhibit 10.39 to WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 01-10415)

10.45	Letter Agreement made as of April 2, 2002, between Bernard J. Ebbers and WorldCom, amending, restating and confirming the understandings contained in the Letter Agreement dated November 1, 2000 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.46	Pledge and Security Agreement dated April 18, 2002 by Bernard J. Ebbers in favor of WorldCom (incorporated herein by reference to Exhibit 10.2 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.47	Promissory note dated April 29, 2002 payable by Bernard J. Ebbers to WorldCom (incorporated herein by reference to Exhibit 10.3 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.48	Letter Agreement made as of April 29, 2002 between Bernard J. Ebbers and WorldCom (incorporated herein by reference to Exhibit 10.4 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.49	Separation Agreement between WorldCom and Bernard J. Ebbers, dated April 29, 2002 (incorporated herein by reference to Exhibit 10.5 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.50	Mutual Release by and between Bernard J. Ebbers and WorldCom, dated as of April 29, 2002 (incorporated herein by reference to Exhibit 10.6 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.51	Settlement Agreement dated as of October 27, 2002, among Stiles A. Kellett, Jr., Kellett Investment Corporation and WorldCom (incorporated herein by reference to Exhibit 99.3 to WorldCom’s Current Report on Form 8-K dated November 12, 2002) (File No. 01-10415)

10.52	Employment Terms Agreement, dated December 16, 2002, by and between WorldCom and Michael D. Capellas.

10.53	Amendment No. 1 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of October 30, 2002

10.54	Waiver No. 2 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of December 30, 2002

10.55	Amendment No. 3 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of January 31, 2003

10.56	Amendment No. 4 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of March 24, 2003

10.57	Waiver No. 5 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of June 10, 2003

10.58	Amendment and Waiver No. 6 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of August 22, 2003

10.59	Amendment No. 7 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of October 24, 2003

10.60	Waiver No. 8 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of December 16, 2003

10.61	Waiver No. 9 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc. as administrative agent, dated as of February 12, 2004

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 14, 2002 (incorporated herein by reference to Exhibit 16.1 to WorldCom’s Current Report on Form 8-K filed May 15, 2002 (File No. 01-10415))

16.2	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 28, 2002 (incorporated herein by reference to Exhibit 16.1 to WorldCom’s Current Report on Form 8-K/A filed May 28, 2002 (File No. 01-10415))

21.1	Subsidiaries of WorldCom

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.
**	No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of WorldCom and its subsidiaries on a consolidated basis. WorldCom agrees to furnish a copy of such instruments to the SEC upon request.

Reports on Form 8-K

During the fiscal quarters ended June 30, 2002, September 30, 2002 and December 31, 2002, we filed or furnished the following information under Form 8-K:

•	On May 15, 2002, we filed information under Items 4 and 7 of Form 8-K regarding the engagement of KPMG LLP on May 14, 2002, as our independent auditors, replacing the firm of Arthur Andersen LLP, which our Board of Directors and Audit Committee determined should not be re-engaged.

•	On May 17, 2002, we filed information under Items 5 and 7 of Form 8-K regarding a press release announcing the postponement of our annual meeting.

•	On May 20, 2002, we filed information under Items 5 and 7 of Form 8-K regarding the filing of a supplement dated May 20, 2002 to our proxy statement dated April 22, 2002.

•	On May 22, 2002, we filed information under Items 5 and 7 of Form 8-K regarding a press release relating to the planned conversion of shares of MCI group common stock into shares of WorldCom group common stock and an announcement of notice being mailed for the conversion to holders of record of our MCI group common stock.

•	On May 28, 2002, we filed information under Items 4 and 7 of Form 8-K/A regarding the engagement of KPMG LLP on May 14, 2002, as our independent auditors, replacing the firm of Arthur Andersen LLP, which our Board of Directors and Audit Committee determined should not be re-engaged.

•	On May 29, 2002, we filed information under Items 5 and 7 of Form 8-K regarding our announcement on May 23, 2002, that we secured a new $1.5 billion accounts receivable program, which replaced our $2.0 billion accounts receivable program.

•	On June 26, 2002, we filed information under Items 5 and 7 of Form 8-K regarding a press release announcing our intention to restate our financial statements for 2001 and the first quarter of 2002.

•	On July 11, 2002, we filed information under Items 5 and 7 of Form 8-K regarding a press release relating to our intention not to pay the July 15, 2002 dividend on shares of MCI Group common stock.

•	On July 15, 2002, we filed information under Items 5 and 7 of Form 8-K regarding a press release announcing that at the request of the Securities and Exchange Commission, the Untied States Court of the Southern District of New York has entered an order staying for seven business days our previously announced conversion of each outstanding share of MCI group common stock into 1.3594 shares of WorldCom group common stock.

•	On July 22, 2002, we filed information under Items 3 and 7 of Form 8-K regarding (i) the voluntary petitions for relief under chapter 11 of title 11 of the United States Code that we and certain of our subsidiaries filed on July 21, 2002 and (ii) that we and certain of our direct and indirect U.S. subsidiaries received commitments to arrange for up to a $2 billion debtor-in-possession revolving credit facility, led by Citibank, N.A., JPMorgan Chase Bank and General Electric Capital Corporation.

•	On July 30, 2002, we filed information under Items 5 and 7 of Form 8-K regarding a press release announcing that a Nasdaq Listing Qualifications Panel had issued a written decision that WorldCom group common stock, MCI group common stock and 8% Cumulative Quarterly Income Preferred Securities, Series A, would be delisted from the Nasdaq Stock Market effective as of the opening of trading on July 30, 2002.

•	On August 9, 2002, we filed information under Items 5 and 7 of Form 8-K regarding a press release announcing that our internal review of our financial statements had discovered an additional $3.3 billion in improperly reported earnings before interest, taxes, depreciation and amortization from 1999, 2000, 2001 and first quarter 2002.

•	On August 15, 2002, we filed information under Items 7 and 9 of Form 8-K regarding the filing of sworn statements with the Securities and Exchange Commission by John W. Sidgmore, our chief executive officer and John S. Dubel, our chief financial officer, relating to our filings under the Securities Act of 1934, as amended.

•	On October 23, 2002, we filed information under Items 5 and 7 of Form 8-K regarding changes in our board of directors, an amendment to our bylaws and a press release announcing the filing of our monthly operating reports for July and August 2002 with the Bankruptcy Court. In the same report, we furnished information under Item 9 regarding our monthly operating reports for July and August 2002.

•	On November 12, 2002, we filed information under Items 5 and 7 regarding changes in our board of directors, a press release announcing the filing of bankruptcy petitions with the Bankruptcy Court by certain of our subsidiaries and a press release announcing the filing of our monthly operating report for September 2002 with the Bankruptcy Court. In the same report, we furnished information under Item 9 regarding our monthly operating report for September 2002.

•	On November 18, 2002, we filed information under Items 5 and 7 regarding a press release announcing the appointment of Michael D. Capellas as Chief Executive Officer and Chairman of the Board of Directors.

•	On November 27, 2002, we filed information under Items 5 and 7 regarding a press release announcing the entry of a permanent injunction in a civil suit against us by the SEC.

•	On December 27, 2002, we filed information under Item 5 regarding the appointment of a new audit committee. In the same report, we furnished information under Items 7 and 9 regarding the filing of our monthly operating report for October 2002 with the Bankruptcy Court and a press release related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDCOM, INC.

By:	/s/ ROBERT T. BLAKELY

Robert T. Blakely Chief Financial Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CAPELLAS Michael D. Capellas	Director and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ ROBERT T. BLAKELY Robert T. Blakely	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004

/s/ DENNIS R. BERESFORD Dennis R. Beresford	Director	March 12, 2004

/s/ NICHOLAS DEB. KATZENBACH Nicholas deB. Katzenbach	Director	March 12, 2004

/s/ C.B. ROGERS, JR. C.B. Rogers, Jr.	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

WorldCom, Inc.:

We have audited the accompanying consolidated balance sheets of WorldCom, Inc. and subsidiaries (Debtors-in-Possession from July 21, 2002) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Embratel Participações S.A. and subsidiaries (“Embratel”), a partially-owned subsidiary, which statements reported in Brazilian reais (R$) reflect total assets of R$13.9 billion (US$3.9 billion) and R$13.1 billion (US $5.7 billion) as of December 31, 2002 and 2001, respectively. Embratel’s revenues total R$9.2 billion (US$3.1 billion), R$10.1 billion (US$4.2 billion), and R$8.9 billion (US$4.9 billion) in 2002, 2001, and 2000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Embratel Participações S.A. and subsidiaries, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

As discussed in Note 4 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2001 and 2000, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

As discussed in Note 1, the Company and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on July 21, 2002. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The Company’s consolidated financial statements do not disclose earnings per common share information allocated between the Company’s two series of separately traded tracking stocks for the years ended December 31, 2002 and 2001. Additionally, the Company has not disclosed earnings per share information for 2000 for its then outstanding common stock. Earnings per share information is required by Statement of Financial Accounting Standard No. 128, Earnings Per Share. In our opinion, disclosure of this information is required by accounting principles generally accepted in the United States of America.

In our opinion, except for the omission of the information discussed in the preceding paragraph, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldCom, Inc. and subsidiaries (Debtors-in-Possession from July 21, 2002) as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company has not presented the selected quarterly financial data for 2001 as specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As discussed in Note 2, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. As discussed in Note 2, effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

KPMG LLP

March 10, 2004

McLean, VA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Embratel Participações S.A.:

Rio de Janeiro-RJ, Brazil.

We have audited the consolidated balance sheets of Embratel Participações S.A. (the “Company”) and subsidiaries as of December 31, 2002 and 2001 and the consolidated statements of operations, changes in shareholders’ equity and changes in financial position for each of the three years in the period ended December 31, 2002 (not separately presented). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Brazil and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Embratel Participações S.A. and subsidiaries as of December 31, 2002 and 2001, the results of their operations and the changes in their financial position, and in shareholders’ equity for each of the three years in the period ended December 31, 2002 in conformity with accounting practices adopted in Brazil.

Accounting practices adopted in Brazil vary in certain respects from accounting principles generally accepted in the United States of America. Application of accounting principles generally accepted in the United States of America would have affected shareholders’ equity as of December 31, 2002 and 2001 and the results of their operations for each of the three years in the period ended December 31, 2002, to the extent summarized in Note 29 of the consolidated financial statements.

DELOITTE TOUCHE TOHMATSU

Rio de Janeiro, Brazil

March 17, 2003, except with respect to the matters discussed in Note 20.g. and Note 30.i., as to which the date is May 16, 2003 and to the matters discussed in Note 31, items “a,” “b,” “c” and “d,” as to which the dates are March 24, 2003, March 31, 2003, June 6, 2003 and June 16, 2003, respectively.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)

Revenues	$32,202	$37,668	$39,344
Operating expenses:
Access costs	14,651	16,015	16,903
Costs of services and products	4,339	5,377	5,092
Selling, general and administrative	9,179	10,660	10,337
Depreciation and amortization	3,291	4,851	8,485
Unclassified (income) expense	(35)	(383)	426
Property, plant and equipment impairment charges	4,599	5,729	14,057
Goodwill and intangibles impairment charges	400	6,863	33,123

Total	36,424	49,112	88,423
Operating loss	(4,222)	(11,444)	(49,079)
Other income (expense), net:
Interest expense (contractual interest of $2,360 in 2002)	(1,372)	(2,099)	(1,300)
Miscellaneous (expense) income (includes a $2,250 SEC fine in 2002)	(2,794)	(931)	459
Reorganization items, net	(802)	—	—

Loss from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	(9,190)	(14,474)	(49,920)
Income tax expense (benefit)	54	503	(1,915)
Minority interests, net of tax	(193)	(702)	358

Loss from continuing operations before cumulative effect of a change in accounting principle	(9,051)	(14,275)	(48,363)
Net loss from discontinued operations	(90)	(1,323)	(449)

Loss before cumulative effect of a change in accounting principle	(9,141)	(15,598)	(48,812)
Cumulative effect of a change in accounting principle	(32)	1	(97)

Net loss	(9,173)	(15,597)	(48,909)
Distributions on preferred securities (contractual distributions of $35 in 2002)	19	19	—

Net loss attributable to common shareholders	$(9,192)	$(15,616)	$(48,909)

See accompanying notes to consolidated financial statements.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	December 31,
	2002	2001
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$2,820	$1,290
Accounts receivable, net of allowance for doubtful accounts of $1,817 in 2002 and $2,023 in 2001	5,611	4,202
Prepaid expenses	445	306
Other current assets	773	2,438
Assets held for sale	—	130

Total current assets	9,649	8,366
Property, plant and equipment, net	14,190	21,486
Investments	170	398
Intangible assets, net	1,514	2,284
Deferred taxes	279	270
Other assets	734	902

	$26,536	$33,706

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$1,080	$3,081
Accrued access costs	2,068	3,914
Current portion of long-term debt	885	1,309
Accrued interest	35	538
Other current liabilities	3,354	4,474
Liabilities of assets held for sale	—	74

Total current liabilities	7,422	13,390

Long-term debt, excluding current portion	1,046	29,310
Other liabilities	468	511

Liabilities subject to compromise	37,154	—

Commitments and contingencies (Notes 11, 19 and 20)

Minority interests not subject to compromise
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures	—	752
Mandatorily redeemable preferred stock issued by subsidiaries	—	665
Other minority interests	837	1,581

Minority interests subject to compromise
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures	750	—
Mandatorily redeemable preferred stock issued by subsidiaries	660	—

Preferred stock—Series D, E, and F Junior Convertible Preferred Stock ($500 aggregate liquidation preference including $7 of accrued and unpaid dividends)	—	438

Preferred stock subject to compromise—Series D, E, and F Junior Convertible Preferred Stock ($494 aggregate liquidation preference including $1 of accrued and unpaid dividends)	494	—

Shareholders’ deficit:
Preferred Stock, par value $.01 per share; authorized: 50,000,000 in 2002 and 2001; issued and outstanding: none in 2002 and 2001	—	—

Common stock:
WorldCom group common stock, par value $.01 per share; authorized: 4,850,000,000 in 2002 and 2001; issued and outstanding: 2,975,109,694 in 2002 and 2,967,436,680 in 2001	30	30
MCI group common stock, par value $.01 per share; authorized: 150,000,000 in 2002 and 2001; issued and outstanding: 118,877,925 in 2002 and 118,595,711 in 2001	1	1

Additional paid-in capital	56,384	56,330

Accumulated deficit	(78,167)	(68,975)
Treasury stock, at cost: 6,765,316 shares of WorldCom group common stock in 2002 and 2001; 270,611 shares of MCI group common stock in 2002 and 2001	(185)	(185)

Accumulated other comprehensive loss	(358)	(142)

Total shareholders’ deficit	(22,295)	(12,941)

	$26,536	$33,706

See accompanying notes to consolidated financial statements.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three Years Ended December 31, 2002

(In Millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance at December 31, 1999	$28	$52,108	$(928)	$(185)	$215	$51,238
(as previously reported)
Restatements	1	2,207	(3,309)		318	(783)

Balance at December 31, 1999 (Restated)	$29	$54,315	$(4,237)	$(185)	$533	$50,455

Net loss (Restated)			(48,909)			(48,909)
Currency translation adjustments					(137)	(137)
Unrealized losses on marketable securities					(111)	(111)
Reclassification adjustment for gains included in net loss					(102)	(102)

Comprehensive loss						(49,259)

Exercise of stock options		569				569
Issuance of common stock		27				27

Balance at December 31, 2000 (Restated)	$29	$54,911	$(53,146)	$(185)	$183	$1,792

Net loss (Restated)			(15,597)			(15,597)
Currency translation adjustments					112	112
Unrealized gains on marketable securities					9	9
Reclassification adjustment for gains included in net loss					(436)	(436)
Minimum pension liability adjustment					(9)	(9)
Cumulative effect of adoption of SFAS 133					35	35
Transition adjustment from adoption of SFAS 133					(36)	(36)

Comprehensive loss						(15,922)

Dividends declared on common stock			(213)			(213)
Distributions on preferred securities			(19)			(19)
Exercise of stock options		109				109
Issuance of common stock in connection with acquisitions	1	1,309				1,310
Other	1	1				2

Balance at December 31, 2001 (Restated)	$31	$56,330	$(68,975)	$(185)	$(142)	$(12,941)

Net loss			(9,173)			(9,173)
Currency translation adjustments					(156)	(156)
Unrealized loss on marketable securities					(3)	(3)
Reclassification adjustment for gains included in net loss					(19)	(19)
Minimum pension liability adjustment					(38)	(38)

Comprehensive loss						(9,389)

Distributions on preferred securities			(19)			(19)
Issuance of common stock for preferred dividends		9				9
Exercise of stock options		15				15
Conversion of preferred stock		28				28
Other		2				2

Balance at December 31, 2002	$31	$56,384	$(78,167)	$(185)	$(358)	$(22,295)

See accompanying notes to consolidated financial statements.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
OPERATING ACTIVITIES
Net loss	$(9,173)	$(15,597)	$(48,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,291	4,851	8,485
Loss on impairment of long-lived assets, goodwill and intangibles	4,999	12,841	47,180
Loss on impairment of investments	25	640	105
Cumulative effect of a change in accounting principle	32	(1)	97
Minority interests, net of tax	(193)	(702)	358
Realized gain on investments	(24)	(188)	(636)
Loss on sale of property, plant and equipment	123	79	130
Bad debt provision	1,517	1,837	1,451
Deferred tax provision	171	(408)	(2,169)
Bad debt write-off of employee loan	332	—	—
Non-cash reorganization charges	688	—	—
Other	73	112	67
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,883)	(509)	(2,063)
Other current assets	1,462	457	(830)
Non current assets	—	350	4
Accounts payable and accrued access costs	(325)	(1,179)	668
Other liabilities	1,144	320	353
Other	(59)	(58)	(64)

Net cash provided by operating activities	1,200	2,845	4,227

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,660)	(6,465)	(11,668)
Proceeds from sale of property, plant and equipment	48	48	26
Proceeds from sale of investments	57	561	699
Purchase of investments	—	(95)	(220)
Proceeds from disposition of assets	53
Cash paid for acquisitions, net of cash received	—	(171)	—

Net cash used in investing activities	(1,502)	(6,122)	(11,163)

FINANCING ACTIVITIES
Principal borrowings on debt	2,851	11,830	7,771
Principal repayments on debt	(715)	(7,366)	(1,439)
Proceeds from exercise of stock options	15	109	569
Dividends paid on common and preferred stock	(159)	(86)	(2)
Redemption of preferred stock	—	(200)	(190)
Debt issuance costs	(50)	(70)	(27)

Net cash provided by financing activities	1,942	4,217	6,682

Effect of exchange rate changes on cash	(110)	(32)	(19)

Net change in cash and cash equivalents	1,530	908	(273)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,290	382	655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,820	$1,290	$382

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for taxes, net of refunds	$(471)	$144	$422
Cash paid for interest, net of amounts capitalized	1,306	1,831	1,233
Cash paid for reorganization items	114	—	—
Non cash items
Conversion of Digex preferred stock to common stock	28	—	—
Minimum pension liability adjustment	38	9	—
Unrealized holding loss on investments	22	697	345
Reclassification of pre-petition liabilities to liabilities subject to compromise	2,890	—	—

See accompanying notes to consolidated financial statements.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Organization and Description of Business

WorldCom, Inc., a public corporation organized in 1983 under the laws of Georgia, serves as a holding company for its direct and indirect domestic subsidiaries and foreign affiliates (collectively, the “Company” or “WorldCom”). The Company is one of the world’s leading global telecommunications companies, providing a broad range of communication services. The Company serves thousands of businesses and government entities throughout the world and provides voice and Internet communication services for millions of consumer customers. The Company operates one of the most extensive telecommunications networks in the world, comprising network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. The Company began doing business as MCI in 2003.

The Company operates primarily through three business units, each of which focuses on the communication needs of customers in specific market segments:

•	Business Markets serves large domestic and multinational businesses, medium size domestic businesses, government agencies and other communication carriers;

•	Mass Markets serves residential and small size business customers; and

•	International serves businesses, government entities and telecommunication carriers outside the United States.

We also own approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. and subsidiaries (“Embratel”), which is a Brazilian voice and data telecommunications company and is considered a separate segment. Because the Company owns a controlling interest in Embratel, the Company consolidates Embratel in the consolidated financial statements. Embratel is operated by its own management and employees. On November 12, 2003, the Company announced its intention to sell its interest in Embratel.

Commencing in June 2002, the Company undertook a comprehensive review of its previously issued consolidated financial statements and determined that those consolidated financial statements were not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of this review, the Company has restated its previously issued consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. The consolidated financial statements contained herein for the fiscal years ended December 31, 2001 and 2000 include the effects of these restatements.

On July 21, 2002 (the “Petition Date”), WorldCom, Inc. and substantially all of its domestic subsidiaries filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). The Company continues to operate its businesses and manage its properties as debtors-in-possession. The Company has filed a plan of reorganization (the “Plan”) with the Bankruptcy Court and, on October 31, 2003, the Bankruptcy Court confirmed the Plan. Upon emergence from Chapter 11, the Company intends to change its legal name to MCI, Inc. and reincorporate as a Delaware corporation.

(2) Summary of Significant Accounting Policies

Use of Estimates

The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for impairment charges, revenue allowances, allowance for doubtful accounts, accrued access costs, depreciation and amortization of property, plant and equipment and intangible assets, income taxes, acquisition related assets and liabilities and contingent liabilities. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations, as considered necessary.

Basis of Financial Statement Preparation

For the period subsequent to the Petition Date, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Company’s consolidated statement of operations. Cash used for reorganization items is disclosed separately in the consolidated statement of cash flows.

Consolidation

The consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s consolidated financial statements include Embratel and the resulting minority interests that reflect the economic interests held by unrelated parties. The Company’s significant subsidiaries include Intermedia Communications, Inc. (“Intermedia”), Digex Incorporated (“Digex”), SkyTel Communications, Inc. (“SkyTel”), WorldCom Wireless (“Wireless”) and Embratel.

Foreign Currency Translation

Embratel is the Company’s only significant subsidiary with a functional currency other than the Company’s reporting currency, which is the U.S. dollar. Assets and liabilities recorded in Embratel’s functional currency, the Brazilian Real, are translated at the exchange rate as of the balance sheet date. Embratel’s revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the reporting period. Translation adjustments are recorded as a separate component of shareholders’ equity (deficit).

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying consolidated statements of operations include as a component of miscellaneous (expense) income net foreign currency transaction losses of $704 million, $274 million and $103 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Investments in entities in which the Company has a non-majority, non-controlling ownership interest but over which the Company has the ability to exercise significant influence are accounted for using the equity method. Under the equity method, the original investment is increased (decreased) for the Company’s share of the investee’s net income (loss), increased by contributions made and reduced by distributions received. The Company records its equity in the income or losses of these investees either in the current month, one month in arrears for some private companies or three months in arrears for some public companies.

All equity investments for which the equity securities do not have readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under the cost method of accounting, private equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically reviews its investments determine if a loss in value which is other-than-temporary has occurred. The Company considers all available information, including the recoverability of its investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate and the Company’s ability, if any, to influence the management of the affiliate.

All debt investments and equity securities with readily determinable fair values over which the Company does not exercise significant influence are recorded as available-for-sale securities. The available-for-sale securities are carried at fair value, with unrealized holding gains or losses reported in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity (deficit), net of tax. Investments available-for-sale are included in investments in the consolidated balance sheet. The Company reviews declines in the fair value of each individual available-for-sale investment security to determine whether the decline is other-than-temporary. The Company considers all available evidence in this decision, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than the amortized cost and the Company’s intent and ability to hold the security. The cost basis of the investments available-for-sale is determined using either specific identification or average cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost net of impairment. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is provided for financial reporting purposes using the straight-line method over the lesser of the estimated useful life of the assets or life of the lease. Useful lives are as follows:

Transmission equipment (including conduit)	4 to 30 years
Telecommunications equipment	5 to 9 years
Furniture, fixtures, buildings and other	4 to 39 years
Software	6 years

Maintenance and repairs on property and equipment are expensed as incurred. Replacements and betterments which increase the useful lives of the assets are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in selling, general and administrative expenses in the results of operations.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company constructs certain transmission systems and related facilities for use. Certain costs directly related to the construction of such facilities, including interest and internal labor costs relative to certain employees, are capitalized. Such capitalized costs were $243 million (of which $10 million was interest), $456 million (of which $110 million was interest) and $239 million (of which $189 million was interest) in 2002, 2001 and 2000, respectively.

Also included in property, plant and equipment are costs incurred to develop software for internal use. Certain direct development costs and software enhancements associated with internal-use software are capitalized, including external direct costs of material and service, and internal labor costs devoted to these software projects under Statement of Position 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Such capitalized costs were $489 million, $765 million and $875 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 eliminated the periodic amortization of goodwill in favor of an accounting model that is based solely upon impairment tests. Goodwill is reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to the results of continuing operations. Upon adoption of SFAS No. 142 on January 1, 2002, the Company recognized a cumulative effect of the change in accounting principle of $32 million related to the impairment of indefinite-lived SkyTel channel rights. The Company also tests indefinite-lived intangible assets at least annually for impairment. Intangible assets that have definite lives are amortized over their useful lives which range from 3 years to 40 years and are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Prior to January 1, 2002, goodwill was amortized over the periods estimated to be benefited which ranged from 7 to 15 years using the straight-line method. Additionally prior to January 1, 2002 the Company evaluated impairment in accordance with SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”.

Valuation of Long-Lived Assets

The Company reviews long-lived assets such as property, plant and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

The Company operates an integrated telecommunications network. All assets comprising the integrated telecommunications network and the related identifiable cash flows are aggregated for the purposes of the impairment review because this aggregated level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. There are certain stand alone operating companies, including Embratel, Digex, SkyTel, Wireless and other smaller businesses, for which the carrying value of their long-lived assets are reviewed separately for impairment because their cash flows are largely independent of the cash flows generated by the integrated telecommunications network.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition Related Assets and Liabilities

Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving properties, equipment and identifiable intangible assets. The Company uses all available information to make these fair value determinations and, for significant business acquisitions, engages independent third-party appraisal firms to assist in the fair value determinations of the acquired long-lived assets.

Assets and Liabilities Held for Sale

The Company classifies and reports separately assets and liabilities of operations held for sale when all of the following conditions are met: a formal plan for disposal has been authorized by management, the disposal group is available for immediate sale in its present condition, an active program to sell the operations at a reasonable price has been initiated, the sale is expected to occur within one year and it is unlikely that significant changes to the disposition plan will occur. Assets of operations held for sale are not depreciated, are recorded at the lower of their carrying amount or fair value less costs to sell and are separately presented in the consolidated balance sheet. The operating results of assets held for sale that meet the requirements for discontinued operations presentation are separately reported as discontinued operations in the consolidated statements of operations for all periods presented.

Recognition of Revenues

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The Company records provisions against related revenue for service discounts, promotions, achievement credits and incentives related to telecommunication services. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period.

The Company derives revenue principally from long distance voice, local voice, data services, and Internet services. Long distance voice services are marketed to consumer, business, government and wholesale customers. Local voice services consist mostly of local toll and switched access services for residential and business customers. Revenues derived from long distance and local voice services are recognized at the time of customer usage, and are based upon minutes of traffic carried and upon tariff or contracted fee schedules. Data services include domestic private lines, frame relay, and ATM (asynchronous transfer mode) services. Revenues are recorded at the time service is provided based on monthly service fees. Internet products and services include dedicated Internet access, managed networking services and applications, web hosting and electronic commerce and transaction services. Revenue derived from Internet services is recognized at the time the service is provided. Advanced billings for monthly fees are deferred and recognized as revenue at the time the service is provided.

Additionally, a portion of the Company’s revenue is related to the sale and installation of telecommunications equipment, including central office based remote access equipment. Revenue from systems equipment sales is recognized when title and risk of loss passes to the customer and other revenue recognition criteria are met.

Effective January 1, 2000, the company implemented Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”). This pronouncement requires certain up front non-recurring service

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activation and installation fee revenue to be deferred over the average customer life. Service activation and installation fee revenues are deferred and amortized over the average customer life, which ranges from one to three years, while costs directly related to these revenues are expensed as incurred.

The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of most switched voice operating agreements as established by Federal Communications Commission (“FCC”) policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like WorldCom, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon settlement rate. International settlements are accounted for as revenue for international in-bound calls terminating on the Company’s domestic U.S. facilities and as access cost expense for international out-bound calls originating on the Company’s domestic U.S. facilities and terminating on another international carrier’s facilities.

Reciprocal compensation is the amount paid by one carrier to complete particular calls on another local exchange carrier’s network. Reciprocal compensation paid to and received from other carriers is based on contractual fixed rate per minute charges. The Company recognizes the receipt of reciprocal compensation as revenue and the cost of reciprocal compensation as access cost expense.

The Company enters into contracts with counter parties to provide telecommunications network capacity, and grants rights to capacity on the basis of an indefeasible right of use (“IRU”). An IRU is a right to use a specified amount of capacity for a specified time period. The “indefeasible right” is one that cannot be revoked or voided. An acquirer of an IRU has the exclusive right to use the capacity represented by the IRU. It may use the capacity, leave it idle or allow third parties to use some or all of it in return for payments or otherwise. Upon meeting certain criteria, grants of IRUs of fiber or cable in exchange for cash are accounted for as sales type leases. IRUs that do not meet this criteria, which are the most common, are accounted for as operating leases and the related cash receipt is recognized as revenue over the life of the IRU.

The Company has entered into transactions such as buying, selling, swapping or exchanging capacity to complete and complement its network. In general, these transactions represent the exchange of productive assets not held for sale in the ordinary course of business and, as such, do not result in the culmination of the earnings process. Accordingly, the Company does not recognize any revenue for these types of transactions. The Company accounts for the exchange of a non-monetary asset based on the recorded amount of the non-monetary asset relinquished with no gain or loss recognized.

Primary interexchange carrier charges, or PICC, are local carrier flat rate charges mandated by the FCC to connect the Company’s customers to each customer’s local carrier facilities. Historically, the local carrier billed PICC directly to the Company who in turn passed the charge on to its customers directly. Effective July 1, 2000, as a result of the FCC’s Coalition for Affordable Local and Long Distance Services, or CALLs order, the PICC fees for residential customers are billed directly to the customer by its local carrier. The Company recognized revenue prior to July 1, 2000 for these charges. Subsequent to the CALLs order, the Company does not bill residential or very small business customers or recognize revenue associated with the charges. The Company does, however, continue to bill PICC fees to business customers.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts and Revenue Adjustments

The Company’s trade receivables are geographically dispersed and include customers in many different industries, but a substantial amount of the Company’s revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service and Internet online services. The Company performs ongoing credit analysis on its largest customers, and when warranted, requires collateral to support receivables. Collateral generally is given in the form of assignment to the Company of a customer’s receivables in the event of nonpayment. The Company is exposed to concentrations of credit risk from customers which are other telecommunications service providers.

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance from its trade customers. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends. The Company’s provisions for uncollectible receivables are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

The Company records provisions against related revenue for service discounts, promotions, achievement credits and incentives related to telecommunication services. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demands. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period.

The following table includes the activity related to the Company’s allowance for doubtful accounts (in millions):

	Balance at Beginning of Period	Additions and Charged to Costs and Expenses	Deductions and Accounts Written-Off	Balance at End of Period
2002	2,023	1,517	(1,723)	1,817
2001 (Restated)	1,573	1,837	(1,387)	2,023
2000 (Restated)	1,257	1,451	(1,135)	1,573

Direct Customer and Network Installation Related Costs

Direct customer and network installation related costs generally consist of installation related labor costs and activation fees paid to other telecommunications companies for access to circuits. All direct customer and network installation related costs are expensed as incurred.

Access Costs

Access cost expenses are the costs incurred for the transmission of voice and data over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. The Company records access cost expenses as incurred. Accordingly, at each balance sheet date the Company records its best estimate of the access cost expense incurred but not billed based on internal usage reports. Once the Company receives an invoice from a carrier, a process of reconciling that carrier’s invoice to the Company’s internal usage reports begins. In certain cases, this reconciliation process can take many months to complete. Once the reconciliation is complete, the Company and the carrier agree on the

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

final amount due. In most cases, this process does not result in significant adjustments to the Company’s estimates. Accordingly, at each balance sheet date, the Company has accrued access costs for estimated expenses for amounts that have been billed but are not yet due, amounts that have not yet been billed by the other carriers and amounts for which the reconciliation of the carriers’ invoices to the Company’s internal usage reports has not been completed.

Advertising and Promotional Costs

The Company expenses the costs of advertising and promotions as incurred and these amounts are reported in selling, general and administrative expenses. Advertising and promotional expenses were $516 million, $725 million and $1.3 billion for the years ended December 31, 2002, 2001, and 2000, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to record the deferred tax assets at an amount expected to be more likely than not recoverable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Derivative Instruments

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, all derivatives are recognized as either assets or liabilities in the consolidated balance sheet at their fair value. The changes in the fair value of all derivative instruments, including embedded derivatives, are recorded in miscellaneous (expense) income in the consolidated statements of operations. Prior to January 1, 2001, derivatives were not generally required to be recognized as either assets or liabilities in the consolidated balance sheet at their fair value. Prior to January 1, 2001, the Company recognized the periodic net cash settlements under swap agreements as adjustments to interest expense in its consolidated statements of operations.

From time to time, the Company may also hold equity warrants in various companies, which meet the definition of a derivative under SFAS No. 133. In addition, the Company may also hold investments in convertible preferred stock which may contain embedded derivatives that need to be bifurcated and carried on the consolidated balance sheet at fair value. Changes in fair value are recorded in miscellaneous (expense) income in the consolidated statements or operations.

Net loss per share

Historical net loss per share information has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests, including the interests of both the WorldCom group common stockholders and the MCI group common stockholders, will be eliminated (without a distribution) upon the consummation of the Plan of Reorganization. In addition, the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) in July 2001 would require the Company to determine the net income or loss generated by the WorldCom group and MCI group separately in order to present earnings per share information. Primarily as a result of the extensive re-creation of many of the Company’s historical financial entries that was required in

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

order to complete its restatement process, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group not feasible. In lieu of presenting historical earnings per share information, unaudited pro forma earnings per share for the year ended 2002 has been presented, with such information calculated by dividing historical net loss attributable to common shareholders for this period by the number of shares of new common stock the Company assumes will be issued upon its emergence from bankruptcy (approximately 326 million shares). The Company believes that this unaudited pro forma presentation provides users of its consolidated financial statements with information that is of greater relevance than historical loss per share information.

The following unaudited pro forma net loss per common share is calculated by dividing the Company’s net loss attributable to common shareholders by the 326 million common shares of new MCI stock assumed to be issued upon the Company’s emergence as contemplated under its Plan (in millions, except per share amount):

2002
(Unaudited)
Net loss attributable to common shareholders	$(9,192)
Assumed common shares to be issued	326

Pro forma basic and diluted net loss per common share	$(28.20)

Stock-Based Compensation

The Company has various stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors. The Company accounts for these stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the stock-based award.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which became effective for fiscal years ended after December 15, 2002. SFAS No. 148 requires that certain pro forma information assuming the Company recognized expense for its stock-based compensation using the fair value method be presented in the summary of significant accounting policies note to the financial statements. The fair value of the stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions described in Note 18. If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net loss attributable to common shareholders for the years ended December 31, 2002, 2001, and 2000 would have been as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Net loss attributable to common shareholders, as reported	$(9,192)	$(15,616)	$(48,909)
Add: Stock-based employee compensation expense recorded, net of tax	1	—	1
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(304)	(754)	(731)

Net loss attributable to common shareholders, pro forma	$(9,495)	$(16,370)	$(49,639)

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative Effect of Changes in Accounting Principles

Effective January 1, 2000, the Company implemented SAB 101. Upon adoption of SAB 101, the Company reported a pre-tax $155 million ($97 million after tax) deferral of revenue as a cumulative effect of a change in accounting principle in its consolidated statements of operations.

Effective January 1, 2001, the Company adopted SFAS No. 133. Upon adoption of SFAS No. 133, the Company reported $1 million of income as a cumulative effect of a change in accounting principle in its consolidated statement of operations and $35 million of transition adjustment within accumulated other comprehensive income in the consolidated statement of changes in shareholders’ equity (deficit) in 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142. Upon adoption of SFAS No. 142, the Company reported a $32 million expense as a cumulative effect of a change in accounting principle in its consolidated statement of operations and reduced the carrying value of SkyTel’s indefinite-lived channel rights in the consolidated balance sheet to their estimated fair value.

New Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the asset is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years that began after June 15, 2002. The Company adopted SFAS No. 143 effective January 1, 2003. The Company has not finalized the determination of the cumulative effect of this accounting change.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which requires gains and losses from extinguishment of debt to be classified as extraordinary items, net of any tax effect, only if they meet the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 145 are effective for fiscal years that began after May 15, 2002. The Company adopted the provisions of SFAS No. 145 effective January 1, 2003 without any material impact on its consolidated results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which requires that costs, including severance costs, associated with exit or disposal activities be recorded at fair value when a liability has been incurred as opposed to accruing for these costs upon commitment to an exit or disposal plan. SFAS No. 146 includes the restructuring activities that were accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), costs relating to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nullifies the guidance under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003 without any material impact on its consolidated results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148 which amends SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to a voluntary change to SFAS No. 123’s fair value method of accounting for stock-based compensation. This amendment does not require companies to adopt the fair value method of accounting for stock-based compensation but does require all companies to disclose prominently in both annual and interim financial statements the accounting policy adopted for stock-based compensation and the effects on operating results. The provisions of SFAS No. 148 are effective for fiscal years that ended after December 15, 2002. The Company applies the disclosure only provisions of SFAS No. 123 and the Company does not expense stock-based compensation. The Company adopted the provisions of SFAS No. 148 in 2002 without any material impact on its consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of the guarantee (including those embedded in a purchase or sales agreement), a liability equal to the fair value of the obligation. FIN 45 also requires disclosure of information about each guarantee or group of guarantees even if the likelihood of making a payment is remote.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The disclosure requirements of FIN 45 are effective for financial statements of periods ended after December 15, 2002. The initial recognition and measurement provisions of this FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has included the applicable disclosures required by FIN 45 in these consolidated financial statements (refer to Notes 11 and 20). The Company does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company is in the process of reviewing the impact of adopting FIN 46 however, the Company does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

During 2002, the EITF reached a consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” that requires cash incentives given to customers should be characterized as a reduction of revenue when recognized in the statement of operations, unless an identifiable benefit is received in exchange. Prior to this consensus, cash incentives to acquire customers were recorded as advertising and promotion expense within selling, general and administrative expenses. These cash incentives are now recorded as a reduction of revenue and prior periods have been reclassified to conform to this presentation. The net loss for 2001 and 2000 was not affected by this reclassification.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods that began after June 15, 2003. The Company does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16 the accounting treatment for cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. That presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of those costs when recognized in the customer’s income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer’s income statement. The Task Force also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. EITF 02-16 is effective for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002 and is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). SFAS No. 13, “Accounting for Leases,” defines a lease as “an agreement conveying the right to use property, plant, or equipment (land and/or depreciable assets) usually for a stated period of time” and states that agreements that transfer the right to use property, plant, or equipment meet the definition of a lease even though substantial services by the contractor (lessor) may be called for in connection with the operation or maintenance of such assets. EITF 01-8 applies to the telecommunications industry where providers of network capacity often grant rights to network capacity on the basis of an indefeasible right of use. EITF 01-8 is effective for arrangements entered into or modified after May 28, 2003 and is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

(3) Voluntary Reorganization under Chapter 11

Bankruptcy Proceedings

On July 21, 2002, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11. On November 8, 2002, the Company filed voluntary petitions for an additional 43 of its domestic subsidiaries (collectively with the Initial Filers, the “Debtors”). Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as Debtors-In-Possession (“DIP”). Those claims are reflected in the December 31, 2002 consolidated balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The Debtors continue to operate their businesses and manage their properties as Debtors-In-Possession. The Bankruptcy Court consolidated the Debtors’ Chapter 11 cases, for procedural purposes and these are now being jointly administered. As a consequence of the bankruptcy filing, most litigation against the Company has been stayed.

The Company filed its second amendment to the Plan on October 21, 2003 and this Plan was confirmed by the Bankruptcy Court on October 31, 2003. The Plan requires certain conditions precedent to be met before the Plan can be declared effective and the Company can emerge from the protection of the Bankruptcy Code. These conditions include the receipt of all authorizations, regulatory approval, rulings or other similar consents required to implement the Plan, the establishment of a new management restricted stock and employee stock purchase plans, the payment of certain fees of indenture trustees and the payment of a $750 million settlement between the Company and the Securities and Exchange Commission (“SEC”). A summary of the significant provisions of the Plan are set forth below:

•	The cancellation of all common and preferred equity shares of the Debtors including WorldCom group common stock; MCI group common stock; WorldCom series D, E and F preferred stock; WorldCom Synergies Management Company preferred stock; WorldCom quarterly income preferred securities; and Intermedia series B redeemable exchangeable preferred stock;

•	The cancellation of all of the Company’s stock options and warrants;

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The cancellation of all debt securities of the Debtors which are more fully described as debt subject to compromise in Note 13;

•	The settlement of all other pre-petition claims against the Debtors;

•	The assumption or rejection of leases and executory contracts by the Debtors;

•	The issuance of the following securities by the Reorganized WorldCom:

•	New notes in an aggregate principal amount of up to $5.7 billion (“New Notes”) and

•	Up to 366 million shares of new common stock (“New Common Stock”);

•	The creation of a new management restricted stock plan and a new employee stock purchase plan; and

•	The settlement of an SEC civil penalty claim by payment of $500 million and by transfer of New Common Stock having a value of $250 million. The cash paid and New Common Stock transferred will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

The Plan also requires that the Reorganized Company, which will be renamed MCI, Inc., will use its reasonable efforts to register both the New Notes and New Common Stock with the SEC and list the New Common Stock on NASDAQ.

The distribution provisions of the Plan require that the Company settle the allowed claims of certain classes of creditors in cash.

Plan of Reorganization

The following briefly summarizes the classification and treatment of claims and equity interests under the Plan.

Claims estimated to be fully recoverable

•	Administrative expenses and other priority claims are to be paid in cash.

•	Priority and secured tax claims are to be paid in cash at the time of emergence.

•	Professional compensation and reimbursement claims are to be fully paid in cash at the time of emergence.

•	Other secured claims are to be reinstated and settled fully in cash or satisfied by the delivery of the collateralizing assets to the claim holders.

Claims having an estimated recovery of less than 100%

•	Convenience claims are to be settled by cash payments of the lesser of 40% of the Allowed Claim or $16,000.

•	Bank settlement claims are to be settled by the distribution of New Notes in the aggregate principal amount of $48 million with their remaining claims paid as WorldCom senior debt claims.

•	WorldCom senior debt claims are to be settled by the distribution of 14.28 shares of New Common Stock for each $1,000 claimed, or New Notes in the principal amount representing 35.7% of the allowed

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claim or a combination thereof, at the claim holders’ election. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash.

•	WorldCom general unsecured claims are to be settled by the distribution of 7.14 shares of New Common Stock for each $1,000 of allowed claim and cash equal to 17.85% of the allowed claim.

•	MCI pre-merger claims are to be settled by the distribution of 7.14 shares of New Common Stock for each $1,000 of allowed claim and cash equal to 42.15% of the allowed claim.

•	MCI senior debt claims are to be settled by the distribution of New Notes representing 80% of the allowed claim.

•	MCIC subordinated debt claims are to be settled by the distribution of cash representing 42% of the allowed claim or New Notes representing 44% of the allowed claim, at the claim holder’s option. In addition, $31 million and reimbursement of certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Company.

•	Intermedia senior debt claims are to be settled by a distribution of 37.4 shares of New Common Stock for each $1,000 of allowed claims, or New Notes in the principal amount representing 93.5% of the allowed claim or a combination thereof, at the option of the holder. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Company.

•	Intermedia general unsecured claims are to be settled by a distribution of 16.64 shares of New Common Stock for each $1,000 of allowed claim and cash representing 41.6% of the Allowed Claim.

•	Intermedia subordinated debt claims are to be settled by a distribution of 18.56 shares of New Common Stock for each $1,000 of allowed claim, or New Notes in the principal amount representing 46.4% of the allowed claim or a combination thereof, at the option of the holder. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Company.

•	Intermedia Series B redeemable exchangeable preferred stock claims will receive $29 million in cash to be distributed to the entire class.

Claims receiving no compensation

•	WorldCom subordinated claims, WorldCom equity interests, and Intermedia common equity interests will receive no distribution.

Liabilities Subject To Compromise

Liabilities subject to compromise reflected in the accompanying consolidated balance sheet represent the liabilities of the Debtors incurred prior to the Petition Date, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following as of December 31, 2002 (in millions):

Long-term debt	$30,679
Accrued interest	557
Pre-petition accounts payable and accrued access costs	2,822
Other liabilities	3,096

Total liabilities subject to compromise	$37,154

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the amounts reported as liabilities subject to compromise in the table above, the Company will reconcile recorded pre-petition liabilities with the actual claims filed by creditors. In some individual instances and in total, claims filed by creditors are in excess of the amounts recorded by the Debtors. The Company has recorded an estimate of allowed claims based on the reconciliation work that has been completed to date. However, given the size and complexity of the Chapter 11 cases, there is some uncertainty as to the ultimate liability that will be negotiated with creditors for these pre-petition claims, and, the final liability upon completion of the reconciliation and negotiation with claimants at a future date may be significantly higher or lower than management’s current estimate. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe are due.

No interest expense related to pre-petition debt has been accrued following the Petition Date as none of the allowed claims against the Company has underlying collateral in excess of the principal amount of debt. If the Company had recognized interest on the basis of the amounts it was contractually required to pay, additional interest expense of $970 million would have been recorded in 2002.

Reorganization items, net

Following the filing of the Chapter 11 cases, the Company commenced a more comprehensive reorganization process, together with its financial and legal advisors to review and analyze its businesses, owned properties, contracts and leases to determine if any of these owned assets should be divested and which contracts and leases should be rejected or assumed during the Chapter 11 cases. The reorganization efforts include asset dispositions, sale of businesses, rejection of leases and contracts and other operational changes.

Reorganization items for the year ended December 31, 2002 consisted of the following (in millions):

Contract rejections	$349
Write-off of debt issuance costs and original issue discounts	200
Employee retention, severance and benefits	97
Loss on disposal of assets	56
Lease terminations	64
Professional fees	43
Interest earned by debtor entities during reorganization	(7)

$802

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the Company’s reorganization as a result of the Plan and application of the provisions of SOP 90-7. The Company expects to qualify for and, therefore, apply the fresh-start reporting provisions of SOP 90-7.

(4) Restatement and Reclassifications of Previously Issued Financial Statements

In June 2002, the Company announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from line cost expenses (also referred to as access cost expenses) to capital accounts during 2001 and the first quarter of 2002 were not made in accordance with GAAP. The Company promptly notified Arthur Andersen LLP (“Andersen”), which had been the Company’s external auditor until May 2002, had audited its consolidated financial statements for 2001 and 2000, and had reviewed its interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised the Company that in light of the inappropriate capitalization of access costs, Andersen’s audit report on the

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements for 2001 and its review of the Company’s interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon. The Company also promptly notified KPMG LLP (“KPMG”), which had been retained in May 2002 as the Company’s external auditor, and engaged them to audit the consolidated financial statements for the years ended December 31, 2001 and 2000.

The Company’s previous financial management employees, including the Company’s previous chief financial officer and corporate controller, as well as many of its other financial and accounting personnel, were terminated in connection with the discovery and announcement of accounting irregularities discussed above. Virtually all of the Company’s present senior management, including its chief executive officer, its chief financial officer and its corporate controller, were not employed by the Company during the period from January 1, 2000 through the Petition Date and most of the senior accounting personnel that prepared the restated consolidated financial statements were not employed by the Company in their current capacity during such period. During the restatement process, the Company identified a substantial number of material weaknesses in the Company’s internal controls, including poor accounting records. Due to the lack of systematic and reliable internal controls and the lack of access to the Company’s prior management and senior personnel, the restatement process required an extensive effort by hundreds of financial and accounting professionals, including external consultants, to locate, verify and/or reconstruct supporting records for financial statement accounts.

The Company has restated its previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in a cumulative net reduction to shareholders’ equity of $70.8 billion and $53.6 billion as of December 31, 2001 and 2000, respectively and a reduction in previously reported net income of $17.1 billion and $53.1 billion for the years ended December 31, 2001 and 2000, respectively. The Company has also restated the January 1, 2000 opening retained earnings balance to reflect corrected items that relate to prior periods. Except as otherwise specified, all information presented in the consolidated financial statements and the related notes include all such restatements.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of restatement items

The following table sets forth the effects of the restatement adjustments on (i) revenue and (ii) pre-tax income/(loss) (income from continuing operations before income taxes, and the cumulative effect of change in accounting principle) in the consolidated statements of operations for the years ended December 31, 2001 and 2000. Due to the substantial number of restatement adjustments, each of the restatement categories listed in the table reflects a number of related adjustments that have been aggregated for disclosure purposes. The principal adjustments in each category are described in the paragraphs following the table below.

Additionally, the impact of the restatement adjustments on the consolidated balance sheets and the consolidated statements of shareholders’ equity for the years ended December 31, 2001 and 2000 are shown following the discussion of the categories listed below (in millions):

	Year Ended December 31, 2001		Year Ended December 31, 2000
	Revenue	Pre-tax income (loss)	Revenue	Pre-tax income (loss)
Previously reported(1)	$35,121	$2,375	$39,020	$7,581
Restatement adjustments:
Impairment	—	(12,592)	—	(47,180)
Improper reduction of access costs	—	(2,933)	6	(1,827)
Purchase accounting	14	(2,273)	(193)	(3,567)
Long lived asset adjustments	—	2,750	—	(1,713)
International	(749)	(899)	18	(487)
Revenue related adjustments	(1,204)	(575)	(36)	(995)
Adjustments to accrued liabilities	—	(823)	—	(732)
Embratel and Avantel	5,268	(35)	1,127	(325)
Unclassified income/(expense)	—	383	—	(426)
Other	(7)	(506)	4	(750)

Total restatement adjustments	$3,322	$(17,503)	$926	$(58,002)
Discontinued operations adjustment(2)	(775)	1,323	(602)	449
Revenue, as restated	$37,668		$39,344

Minority interest adjustment(2)		(669)		52
Pre-tax loss, as restated		$(14,474)		$(49,920)

(1)	Certain amounts have been reclassified to conform to the current statement of operations presentation.
(2)	Discontinued operations and minority interest adjustments are included in the categories or in the previously reported amounts above; those amounts are being deducted from the total to arrive at the pre-tax income before discontinued operations, minority interest and the cumulative effect of accounting change.

The Company implemented SAB 101, effective January 1, 2000. Upon adoption of SAB 101, the Company reported an $85 million deferral of revenue as a cumulative effect of a change in accounting principle in its consolidated statements of operations. Adjustments to that amount of $12 million were made as a part of the restatement process to arrive at a net cumulative effect of a change in accounting principle for the year ended December 31, 2000 of $97 million.

The Company implemented SFAS No. 133, effective January 1, 2001. Upon adoption of SFAS No. 133, the Company did not report a cumulative effect of a change in accounting principle in its consolidated statements of

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. As part of the restatement process, the Company recorded income of $1 million as a cumulative effect of a change in accounting principle in its consolidated statements of operations in 2001.

Provision for income taxes was adjusted as a result of corrections to previously recorded tax amounts and the restatement adjustments made. The result was a decrease to income tax expense of $425 million and $4.9 billion for the years ended December 31, 2001 and 2000, respectively.

Restatement adjustments to pre-tax income combined with taxes, discontinued operations, minority interest and the cumulative effects of changes in accounting principle, totaled $17.1 billion and $53.1 billion for the years ended December 31, 2001 and 2000, respectively.

Impairment

As part of the restatement process, the Company identified conditions at various dates which indicated that the carrying values of goodwill and long-lived assets were impaired. For the periods under review, the Company found no evidence that SFAS 121 impairment analyses had been previously performed even though trigger events were apparent. As a result, the Company performed those impairment analyses for the periods being restated and recorded impairment adjustments as applicable. See Note 5 for a complete discussion and analysis of the Company’s asset impairments.

Improper reduction of access costs

The primary adjustments pertaining to the improper reduction of access costs related to inappropriate amounts capitalized as additions to property, plant and equipment during the period from the first quarter of 2001 through the first quarter of 2002. Both the Company’s accounting policy and GAAP require that access cost expenses be expensed as incurred. Improper capitalization of access costs represented a decrease in access cost expenses of $2.8 billion for the year ended December 31, 2001. Those amounts were removed from property, plant and equipment during the restatement process and recorded as access cost expense.

In addition, access cost expenses were decreased through the inappropriate reduction of accrual balances on the balance sheet. These adjustments reduced the accrual balances to levels below those indicated by the Company’s estimation policies and historical experience. Additionally, other balance sheet accruals, unrelated to access cost expenses, were reduced to offset access cost expenses. Improper reduction of accrual balances resulting in the reduction of access costs represented a decrease in access cost expenses of $144 million and $1.8 billion for the years ended December 31, 2001 and 2000, respectively.

The Company also discovered that certain costs recorded in other line items in the consolidated statement of operations should have been reflected as access costs. These errors were corrected and the amounts were reclassified during the restatement process.

Purchase accounting

Between 1993 and 2001, the Company acquired numerous telecommunication service providers offering complementary or similar services to those of the Company. As part of the restatement process, all significant acquisition transactions, including the MCI Communications Corporation (“MCI”) and Intermedia (see Note 9) acquisitions were reviewed and the fair value allocations and purchase price calculations were re-performed. As a result of this process, errors were found in the application of purchase accounting in connection

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with many of the acquisitions accounted for as purchases. Adjustments with a significant impact to the 2001 and 2000 operating results are described in the following paragraphs. See Note 5 for a discussion of impairment procedures that were performed subsequent to the completion of the purchase accounting restatements that impacted the carrying value of goodwill, intangible assets and tangible assets.

Goodwill and intangible assets

Goodwill. Restatement adjustments to the amount allocated to goodwill were required as a result of the various purchase accounting allocation adjustments. In addition, the Company determined that it had incorrectly calculated the amount of consideration paid in certain acquisitions due to inappropriate measurement dates for valuing the equity instruments issued and errors in valuing stock options and other equity related securities.

In many cases, a 40-year life was previously assigned to the goodwill that resulted from the above described acquisitions. The Company adjusted the estimated life that was originally assigned to goodwill in each transaction, based on the applicable accounting guidance, to more accurately reflect the useful life of the goodwill for each acquisition. Lives were adjusted from approximately 40 years down to an average of approximately 15 years.

The adjustments in goodwill amounts and changes in goodwill life impacted the amount of amortization expense for the restated periods.

Intangible assets. Original calculations for the fair value of intangible assets had been improperly performed and required the valuation of the intangible assets to be re-performed. As a result, the Company recorded adjustments to the fair value assigned to intangible assets acquired in the various purchase transactions, such as customer lists, developed technology, trade names and assembled workforces based on the new valuations. The Company also adjusted the useful lives that were originally assigned to these assets to reflect the expected period of benefit that was determined as a part of the new fair value calculations. These changes resulted in adjustments to amortization expense associated with these assets.

Additionally, amounts allocated to in-process research and development (“IPR&D”) acquired as part of the purchases of MCI, ANS/Compuserve and MFS Communications were reversed due to improper inclusion of research and development projects that failed to qualify under GAAP and incomplete information from which to measure the applicable amounts. The result was the reversal of expenses recorded to write off such IPR&D in the acquisition periods. The reduction in the allocations of the IPR&D assets resulted in an increase in goodwill. Although the effect of the expense reversal did not impact pre-tax income for the periods being presented since the related acquisitions occurred prior to 2000, the increase to goodwill resulted in increased amortization expense for the years ended December 31, 2001 and 2000.

Tangible assets

Restatement adjustments were recorded to properly reflect the fair value assigned to property, plant and equipment which resulted from the re-performance of valuation work during the restatement process. New fair valuation calculations were performed and fair value adjustments were made to tangible assets as a part of the purchase accounting review and were primarily focused on the MCI acquisition as the value of tangible assets for the other transactions was deemed to be reasonable based on work previously performed by the Company. As a result of the fair value adjustments made, tangible asset amounts for the assets acquired as a part of the purchase of MCI were increased and this resulted in an increase to depreciation expense partially offset by decreased amortization associated with the decrease in goodwill.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities

The Company determined that it had inappropriately applied the accounting guidance for the establishment of liabilities in connection with purchase transactions (unfavorable contract liabilities (such as leases, service and supply contracts), synergy accruals, exit and restructuring costs liabilities and pre-acquisition contingencies). The misapplication of the purchase accounting guidance resulted in the improper establishment of liabilities. Adjustments were required to reverse the improperly established liabilities and the impact of those items on goodwill and operating expenses during the post-acquisition periods.

The primary impact on pre-tax income from purchase accounting adjustments resulted from an increase to depreciation and amortization expense of $1.5 billion and $3.0 billion for the years ended December 31, 2001 and 2000, respectively. The remaining impact was largely due to the reversal of improperly established and utilized liabilities

Long-lived asset adjustments

The Company identified a variety of previous errors with respect to the accounting and asset balances for long-lived assets. The resulting primary adjustments include:

Impairment related adjustments

As part of the impairment review, the Company performed the analyses mentioned above. As a result of those analyses, assets that had been previously depreciated or amortized during the normal course of business were determined to be impaired and this resulted in decreases in asset values to reflect their new carrying values. Consequently, depreciation and amortization was reduced in order to eliminate the portion of the expense that was no longer appropriate due to the impairment adjustment.

Reductions in depreciation and amortization expense resulting from the impairment adjustments increased pre-tax income $4.5 billion for the year ended December 31, 2001 and had no impact on the year ended December 31, 2000.

Changes in useful lives

In conjunction with the restatement process, errors were identified relating to assets that were previously depreciated over inappropriate or inconsistent lives. As a result, the Company reviewed its procedures and documentation for depreciable assets and made adjustments where improper lives had been used.

In particular, the Company reviewed the procedures and documentation related to the establishment of the useful lives of assets acquired in connection with the acquisition of MCI in September 1998, through a reassessment of the facts and circumstances which existed at the date of the acquisition and were used to determine the lives of the assets. The primary results of this analysis were that the depreciable life that had been previously used for ocean cable (40 years) should instead have been limited to the specific contract life, which averaged approximately 11 years, and that the depreciable life for fiber cable was reduced from 40 to 25 years, which more appropriately reflected its expected useful life. In addition, there were other depreciable life changes, principally the reduction of fiber optic electronics from 15 to eight years.

Adjustments due to changes in useful lives decreased pre-tax income by $1.0 billion and $672 million for the years ended December 31, 2001 and 2000, respectively.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-lived asset adjustments

The previously issued 2001 and 2000 consolidated financial statements included certain capitalized assets, primarily property, plant and equipment that had been inappropriately capitalized, or were no longer in service and were not written off when they were taken out of service. Additionally, adjustments were made to amounts recorded for certain long-lived assets resulting from improper recording of the acquisition or disposition of the asset.

Adjustments due to other long-lived asset adjustments reduced pre-tax income by $688 million and $1.0 billion for the years ended December 31, 2001 and 2000, respectively.

International

International adjustments consist primarily of the following:

Audit adjustments for international subsidiaries

Prior to the restatement process, separate legal entity audits for some international subsidiaries were not performed. As part of the restatement process, the audits, primarily due to statutory filing obligations, were completed and audit adjustments applicable under U.S. GAAP were made to the December 31, 2001 and 2000 consolidated financial statements. Adjustments made as a part of the international subsidiary audits described above included adjustments for intercompany interest and transfer pricing, capitalized labor, bad debt expense and accounts receivable and other intercompany reconciliation items.

Functional currency designation

In the Company’s previously filed financial statements, all significant international subsidiaries used their local currency as their functional currency. As a result of the evaluation of factors as prescribed by SFAS No. 52 “Foreign Currency Translation,” it was determined that all significant international subsidiaries other than Embratel should have utilized the U.S. dollar as their functional currency. Pursuant to the Company’s analysis and as a part of the restatement process, each significant international subsidiary, other than Embratel, changed its functional currency designation to the U.S. dollar.

Revenue related adjustments

Revenue related adjustments consist primarily of the following:

Deferral of customer activation, installation and provisioning revenue and costs.

In 2000, the Company adopted the provisions of SAB 101 and began amortizing customer activation, installation and provisioning revenue over the average customer life. It was determined as a part of the restatement process that, although a policy for the deferral of revenue had been established consistent with SAB 101, the Company did not properly apply its policy and sufficient records to support the revenue deferred were not available. As a result, the Company restated its deferred revenue balances consistent with the provisions of SAB 101 based on the available support.

Prior to January 1, 2000, the Company’s policy was to capitalize and defer customer activation, installation and provisioning costs over a five-year period. In 2000, in conjunction with the adoption of the provisions of SAB 101, the Company began amortizing these costs consistent with the customer contract life. It was

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined as a part of the restatement process that, although the Company’s policy had been to defer such costs, the Company did not properly apply this policy as the requisite criteria for deferral were not met and sufficient records to support the amounts deferred were not maintained. As a result, the Company eliminated the deferred cost balances and restated its consolidated statements of operations to recognize such costs in the period incurred.

Accounts receivable adjustments

The Company determined that allowances for doubtful accounts reserves had not been established in accordance with GAAP, allowance methodologies were not applied consistently and revenue adjustments were needed to correct the balances in accounts receivable.

As a result, the Company reduced revenue and increased its previously reported allowance for doubtful accounts as of and for the years ended December 31, 2001 and 2000. The adjustments to the allowance for doubtful accounts increased selling, general and administrative expenses in the consolidated statements of operations.

Revenue recognition adjustments

Also as part of the restatement process, the Company identified errors in the recognition and presentation of revenue and the recording of the associated costs of services and products. For example, the Company determined that it acted as an agent rather than a principal for certain products and hence the criteria for revenue recognition were not met. As a result, restatement entries were made to reverse the recording of revenue and cost of service expenses as though a sale had occurred and to reflect only the net of such amounts as income from acting as an agent on these transactions.

Adjustments to accrued liabilities

Prior to the restatement process, the Company improperly established accruals for various purposes, including legal reserves, telecommunications reserves, employee benefits and other tax liabilities. As part of the restatement process, all liabilities, including accruals, were reviewed for validity and adequacy given the supporting documentation. Adjustments were made to increase or decrease these liabilities based on the adequacy of the supporting documentation for the liability being reviewed. Those adjustments resulted in corresponding adjustments to the appropriate expense category in the consolidated statement of operations in the appropriate period.

Embratel and Avantel

Embratel and Avantel restatement adjustments presented in the consolidated statement of operations primarily resulted from the consolidation of Embratel and the deconsolidation of Avantel S.A. (“Avantel”), as described below. In addition, the adjustments also include the corrections of errors made during the deconsolidation of Embratel in the originally reported financial statements, when many Embratel-related items remained on the balance sheet in error.

Embratel consolidation

In 1998, the Company acquired approximately a 52% voting interest and a 19% economic interest in Embratel as a part of the acquisition of MCI. In accordance with GAAP, a greater than 50% interest in the voting rights of an investee generally gives an investor control over the investee and its results should be consolidated

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with those of the investor. From the date of the MCI acquisition until the second quarter of 2001, the Company consolidated the results of Embratel. During the second quarter of 2001, the Company restructured its investment in Embratel and incorrectly determined that, as a result of this restructuring, control could no longer be exercised over Embratel. As part of the restatement process, the Company determined that it continued to retain control of Embratel through its power to hire and terminate management and through its control over Embratel’s Board of Directors. Therefore, Embratel’s results have been consolidated for all periods presented.

Avantel deconsolidation

In 1998, the Company acquired a 44.5% voting interest in Avantel as a part of the acquisition of MCI. The remaining equity interest is owned by a third party, which had a controlling interest in Avantel. As a result of this ownership structure, the Company accounted for its investment in Avantel under the equity method. In 2000, the Company entered into a memorandum of understanding (“MOU”) related to the Company’s investment in Avantel. The purpose of the MOU was to change the corporate structure and to alter the voting control of Avantel. The MOU also stated that a new joint venture agreement would be executed as soon as possible to reflect these changes. In March 2000, the Company inappropriately changed its accounting to consolidate the financial results of Avantel even though a new joint venture agreement was never executed and the changes to the corporate structure and voting controls were not made. Therefore, the Company has deconsolidated Avantel and has reflected Avantel’s results as a part of the restatement process.

Unclassified income/(expense)

During the restatement process, the Company determined that certain accrued liability accounts were incorrectly transferred to various line items in the consolidated statements of operations without any justification or supporting documentation. The Company has been able to determine the periods, amounts, and line items that were improperly reflected in its previously filed consolidated statements of operations and has reversed those amounts in its consolidated financial statements. However, due to of a lack of adequate documentation, the Company has been unable to determine the appropriate statement of operations line item where an offsetting entry should have been applied. The Company has determined that such correcting entries should be aggregated and reflected as “Unclassified income/(expense)” in the applicable period.

In addition to the activities in the accrual accounts, the Company’s investigation identified other assets and liabilities that were recorded on its historical balance sheet, but for which there is inadequate support to establish the existence of such assets or liabilities. With respect to these amounts, the Company concluded that they do not represent assets or liabilities and has instead charged them to its consolidated statements of operations. Because there is no documentary support related to these amounts, the Company is unable to determine the appropriate statement of operations line item to which such amounts applied. As a result, these amounts have been included in “Unclassified income/(expense)” in the applicable period.

Other

Other adjustments consist primarily of reclassifications between accounts, adjustments made for derivatives, intercompany imbalances and improperly capitalized interest, labor and overhead associated with capital projects.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Impact

In addition to the effects on the Company’s 2001 and 2000 consolidated statements of operations discussed above, the restatement impacted the Company’s consolidated balance sheets as of December 31, 2001 and 2000 and the opening retained earnings as of January 1, 2000. The following tables set forth the effects of the restatement adjustments on the Company’s 2001 and 2000 consolidated balance sheets (in millions):

	As of December 31, 2001
	Previously Reported(1)	Embratel/ Avantel	Other Restatement Adjustments	As Restated
Assets:
Current assets	$9,104	$(539)	$(199)	$8,366
Property, plant and equipment	42,665	(1,052)	(20,127)	21,486
Goodwill and other intangibles, net	46,583	(322)	(43,977)	2,284
Other assets	5,356	265	(4,051)	1,570

Total	$103,708	$(1,648)	$(68,354)	$33,706

Liabilities and shareholders’ equity (deficit):
Total current liabilities	$9,133	$(767)	$5,024	$13,390
Long-term debt	29,991	77	(758)	29,310
Other liabilities	4,635	65	(4,189)	511
Minority interests	100	(1,484)	3,630	2,246
Mandatorily redeemable preferred stock	1,993	—	(803)	1,190
Shareholders’ equity (deficit)	57,856	461	(71,258)	(12,941)

Total	$103,708	$(1,648)	$(68,354)	$33,706

(1)	Certain amounts have been reclassified to conform to the current balance sheet presentation.

	As of December 31, 2000
	Previously Reported(1)	Embratel/ Avantel	Other Restatement Adjustments	As Restated
Assets:
Current assets	$9,657	$(347)	$(160)	$9,150
Property, plant and equipment	40,944	(501)	(15,966)	24,477
Goodwill and other intangibles, net	42,995	(189)	(36,986)	5,820
Other assets	5,131	292	(682)	4,741

Total	$98,727	$(745)	$(53,794)	$44,188

Liabilities and shareholders’ equity (deficit):
Total current liabilities	$17,581	$(410)	$1,967	$19,138
Long-term debt	18,462	(398)	(880)	17,184
Deferred income taxes and other liabilities	4,742	102	(2,182)	2,662
Minority interests	2,592	269	(201)	2,660
Mandatorily redeemable preferred stock	—	—	752	752
Shareholders’ equity (deficit)	55,350	(308)	(53,250)	1,792

Total	$98,727	$(745)	$(53,794)	$44,188

(1)	Certain amounts have been reclassified to conform to the current balance sheet presentation.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholders’ Equity Impact

In addition to the effects on the 2001 and 2000 balance sheets and consolidated statements of operations discussed above, the restatement affected the consolidated statements of shareholders’ equity as of December 31, 2001 and 2000. Shareholders’ equity as of January 1, 2000, is $50.5 billion as restated, compared to $51.2 billion as previously reported primarily due to purchase accounting related adjustments. The following table shows the impact as of December 31, 2001 and 2000 (in millions):

	As of December 31,
	2001	2000
Ending shareholders’ equity, as previously reported(1):	$57,856	$55,350
Effect of restatement adjustments on net income for the current period	(17,078)	(53,074)
Cumulative adjustment to retained earnings	(56,462)	(3,347)
Adjustments to additional paid-in capital	2,437	2,585
Other	306	278

Total restatement adjustments	(70,797)	(53,558)

Shareholders’ equity (deficit), as restated	$(12,941)	$1,792

(1)	Certain amounts have been reclassified to conform to the current balance sheet presentation.

Adjustments to retained earnings and additional paid-in capital consisted primarily of purchase accounting related adjustments.

Cash Flow Impact

The following table presents selected consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, for the years ended December 31, 2001 and 2000 (in millions):

	Year Ended December 31,		Year Ended December 31,
	2001		2000
	As previously reported	As restated	As previously reported	As restated
Net cash from operating activities	$7,994	2,845	$7,666	4,227
Net cash from investing activities	(9,690)	(6,122)	(14,385)	(11,163)
Net cash from financing activities	2,529	4,217	6,623	6,682

For the year ended December 31, 2001, the change in cash flows from operating activities resulted primarily from restatement adjustments to correct improperly capitalized access costs, and other improperly capitalized costs. For the year ended December 31, 2000, the change in cash flows from operating activities resulted primarily from improperly capitalized costs.

(5) Impairment Charges

The Company performs its assessment for the potential of permanent impairment in the value of its other intangibles and property, plant and equipment (collectively “long-lived assets”) and goodwill at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. The Company generates most of its cash flows from products and services that are principally delivered to customers over its integrated telecommunications network and related intangible assets. Certain asset

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

groups of operating companies, such as Embratel, Digex, SkyTel, Wireless and certain other smaller standalone businesses, generate their cash flows largely independent of the cash flows of the integrated telecommunications network. Therefore, these asset groups are evaluated separately.

The Company assesses recoverability of its goodwill, long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 2002, the Company began to evaluate goodwill and any indefinite-lived intangibles at least annually or when events or circumstances indicate that the carrying values may not be recoverable, based upon their respective fair values. The Company has established September 30 as its annual assessment date under SFAS No. 142 (see Note 8).

Current management performed impairment analyses in 2003 and 2004 using projections available for the periods under restatement and management’s best estimate of the facts and circumstances at the time of the trigger events. SFAS No. 121 was the applicable guidance the Company relied on for evaluating goodwill and long-lived assets for impairment for 2001 and 2000. In 2002, impairment analyses for goodwill and long-lived assets were completed in accordance with SFAS No. 142 and No. 144. The Company believes that it performed this analysis without inappropriately relying on the use of hindsight. However, the Company has revised assumptions made by previous management that generated valuations outside of a reasonable range or were inconsistent with restated results. These adjustments included a reduction in previously forecasted capital expenditures and changes to conform projected operating costs to restated actual results. The future cash flows are estimated over a significant future period of time, which makes these estimates and assumptions subject to a high degree of uncertainty. The Company also utilized market valuation models and other financial ratios which required the Company to make certain assumptions and estimates regarding the applicability of these models to its assets.

Integrated Telecommunications Network and Related Goodwill and Other Intangible Assets (“Integrated Network”)

During 2000, the Company experienced a significant decrease in projected revenue and operating profit principally as a result of the adverse changes in the business climate, specifically the telecommunications industry, when expected traffic growth failed to materialize. This resulted in overcapacity, reduced growth rates in revenue and cash flows and the beginning of a period of industry consolidation. These adverse changes were evidenced by the Company’s decline in share price which significantly reduced the market capitalization of the Company, downward competitive pricing pressure and margin deterioration.

The Company made numerous acquisitions at prices inflated by the optimism in the telecommunications industry resulting from the expansion of the Internet. The premiums paid, coupled with the Company’s inability to adequately integrate disparate assets from those acquisitions, led to a balance sheet with excessive debt and a significant amount of goodwill. Much of this was evident in the Company’s largest acquisition, MCI. The Company’s strategy of growth through acquisitions ended with the termination of its proposed merger with Sprint, forcing the Company to rely on cash flow generated by its existing operations. In November 2000, it issued negative guidance regarding its future financial performance. The Company’s stock price hit its lowest level for 2000 in the fourth quarter of that year.

As a result of these impairment indicators, the Company performed an impairment analysis, concluded that the Integrated Network was impaired and calculated the fair value of these assets as of December 31, 2000. With the assistance of an independent third-party valuation specialist, the Company estimated the fair value of the

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Integrated Network using a combination of projected cash flows over a 5 year period discounted at 12% with a terminal growth rate of 4%, and market valuation models based on industry multiples of revenue, gross profit and other financial ratios. The result of this analysis was that the aggregate carrying value of the Integrated Network and related goodwill and other intangible assets of $68.3 billion exceeded the estimated fair value by $47.2 billion as of December 31, 2000. The Company recorded a $33.1 billion goodwill and other intangible assets impairment charge and a $14.1 billion property, plant and equipment impairment charge in the fourth quarter of 2000. This reduced the carrying value of goodwill associated with the Integrated Network to zero.

During 2001, further impairment indicators occurred including continued adverse conditions within the industry, poor financial performance of the business, declining prices for telecommunications services and a depressed stock price which led to further reduction in cash flow projections. In the third quarter of 2001, the Company closed its acquisition of Intermedia, which included a controlling interest in Digex, at a price negotiated several months earlier, even though the financial performance of the competitive local exchange carrier business had continued to deteriorate between the date the price was negotiated and the closing date. The operations of Intermedia continued to deteriorate, and in the fourth quarter of 2001, it was apparent that the Company had overpaid for Intermedia and that the portion of the purchase price that had been allocated to goodwill, other intangible assets and other long-lived assets with a carrying value of $5.3 billion was likely impaired. Additionally, the Company significantly misstated its operating income in 2001 (See Note 4). With the assistance of an independent third party valuation specialist, the Company estimated the fair value of the Integrated Network and related intangible assets as of December 31, 2001 and based on the same methodology of evaluating projected cash flows and market valuations utilized in the 2000 impairment analysis, the Company determined that an additional impairment charge of $8.1 billion was required. This impairment analysis utilized a projected cash flow period of 5 years discounted at 12% and a 3% terminal growth rate. In the fourth quarter of 2001, the Company recorded this impairment charge as follows: $2.7 billion to goodwill, $335 million to its intangible assets related to tradenames, $398 million to other intangible assets and $4.7 billion to property, plant and equipment. Due to these impairment charges, the carrying value of goodwill associated with the Integrated Network was reduced to zero.

During the second quarter of 2002 additional impairment indicators occurred including, continued competitive pressures, the discovery of accounting irregularities in June that led to the Company’s impending bankruptcy and the resignation of senior officers. These factors dramatically impaired asset recoverability and the Company’s ability to finance operations, resulting in a further reduction in projected cash flows. These events precipitated a lack of access to the capital markets, a lack of confidence from its customers and overall uncertainties about the Company’s economic viability. As a result, the Company reviewed its Integrated Network, which had a collective carrying value of $15.9 billion, for further impairment. Based on the results of an assessment of expected cash flows over a period of 5 years discounted at 14% with a 2% terminal growth rate, and Company comparative market valuation metrics completed with the assistance of an independent third party valuation specialist, the Company concluded that the carrying value of the Integrated Network exceeded its estimated fair value by $4.9 billion. Accordingly, the Company recorded impairment charges of $45 million for goodwill comprised primarily of reclassification of definite-lived assets related to the Company’s workforce and $353 million for other intangible assets. In addition, a $4.5 billion property, plant and equipment impairment charge was recorded in 2002. As a result of these impairment charges, the carrying value of goodwill associated with the Integrated Network was reduced to zero.

Embratel

Embratel is Brazil’s facilities-based national and international telecommunications provider. The Company accounts for Embratel as a consolidated subsidiary. Embratel is a separate, publicly owned company that

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operates its own distinct and independent telecommunications network. This group of assets generates cash flows which are largely independent of the cash flows of the Company’s Integrated Network.

During the fourth quarter of 2001, the Company identified indicators of impairment related to its carrying value of Embratel’s long-lived assets, including goodwill recorded as a result of the Company’s initial investment in Embratel. These indicators consisted primarily of significant deterioration in Embratel’s business related to the adverse conditions in the global telecommunications industry, the general concern about the economic and political environment in Brazil and the related continuing decline in the value of the Brazilian Real; all as evidenced by the continued decline in Embratel’s stock price. Additional indicators included revenue and margin declines which resulted in lower projected cash flows. Accordingly, the Company reviewed the carrying value of it in Embratel’s long-lived assets on a consolidated basis for impairment and concluded that the value was impaired as of December 31, 2001. With the assistance of an independent third-party valuation specialist, the Company estimated the fair value of it in Embratel’s long-lived assets based on discounted cash flow projections and market valuation factors. The Company recorded a $563 million goodwill and other intangible assets impairment charge and a $1.0 billion property, plant and equipment impairment charge in the fourth quarter of 2001 to reduce its carrying value of Embratel’s long-lived assets to their estimated fair value. As a result of these impairment charges, the Company’s carrying value of it’s goodwill relating to Embratel was reduced to zero.

Digex

Digex is a leading provider of advanced hosting services, including value added products such as monitoring, security, reporting, performance and application hosting for companies conducting business on the Internet. The Company’s controlling interest was acquired in connection with the Intermedia acquisition in the third quarter of 2001. During the fourth quarter of 2001, the Company identified indicators of impairment related to Digex’s long-lived assets. These indicators consisted primarily of continued operating losses and reduced business prospects related to slower than expected growth in the web hosting business, which resulted in cash flow and stock price declines. Accordingly, the Company reviewed Digex’s long-lived assets for impairment and concluded that these assets were impaired as of December 31, 2001. With the assistance of an independent third-party valuation specialist, the Company estimated the fair value of Digex’s long-lived assets based upon discounted cash flow projections and market valuation considerations. The Company recorded a $1.5 billion goodwill impairment charge in the fourth quarter of 2001 to reduce the carrying value of Digex’s long-lived assets to their estimated fair value. As a result of these impairment charges, the Company’s carrying value of Digex’s goodwill was reduced to zero.

In the second quarter of 2002, Digex performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicated that an impairment of the carrying value of its property, plant and equipment and other intangible assets existed as of June 30, 2002. Based upon an independent appraisal, the carrying value of the Digex long-lived assets was reduced to fair value. This resulted in the Company recording a $2 million and a $55 million impairment charge related to other intangible assets, respectively.

SkyTel

SkyTel is a leading messaging service provider, with products such as traditional one-way paging, two-way paging and wireless email. Due to continuing declines in actual revenues and forecasted revenues and margins, SkyTel restructured its operations in the third quarter of 2001. The continuing adverse business climate resulted in a reduced market for services and a reduced demand due to the substitution of new technologies. The

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company determined that these factors, collectively, were an indicator of impairment related to SkyTel’s long-lived assets. The Company concluded that SkyTel’s network and related goodwill and other intangible assets were impaired, and calculated the fair value of these assets as of September 30, 2001. With the assistance of an independent third-party valuation specialist, the Company estimated the fair value of SkyTel’s network and related goodwill and other intangible assets based on discounted cash flow projections and market value considerations. The aggregate carrying value of SkyTel’s network and related goodwill and other intangible assets of $416 million exceeded the estimated fair value by $194 million as of September 30, 2001. The Company recorded a $92 million goodwill impairment charge and a $102 million impairment charge for SkyTel’s channel rights intangible assets. As a result of these impairment charges, the carrying value of goodwill and channel rights associated with the SkyTel network was reduced to zero and $33 million, respectively.

Upon the adoption of SFAS No. 142 as of January 1, 2002, the Company evaluated the indefinite-lived channel rights intangibles of SkyTel and determined that the net book value of $33 million was impaired. Accordingly, the Company reduced the carrying value of these intangible assets to their estimated fair value of $1 million. This impairment was recognized as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002.

As of September 30, 2002, the Company determined that it would dispose of SkyTel’s operations and engaged an investment banking firm to evaluate and assess the interest of potential buyers. While it was subsequently determined that the Company would not dispose of Skytel, the intent to sell caused the Company to evaluate the recoverability of the SkyTel long-lived assets, which had a carrying value of $142 million, in the third quarter of 2002. The review concluded that SkyTel’s long-lived assets were impaired. The assessment resulted in an estimated fair value of $68 million which resulted in the Company recording an impairment charge of $74 million to property, plant, and equipment.

Wireless

Wireless was a reseller of wireless cellular services. The Wireless asset group generated cash flows that were independent of the Integrated Network. Wireless operations were experiencing significant losses due to initial customer acquisition costs. By the fourth quarter of 2001, management determined that the Wireless operations would continue to experience losses and negative cash flows, which were significant enough to warrant an evaluation of potential impairment of its long-lived assets.

Due to these developments, the Company performed an analysis of Wireless’ long-lived assets as part of the Company’s restatement process (see Note 4). The aggregate carrying value of Wireless’ long-lived assets and related goodwill exceeded the estimated fair value by $249 million as of December 31, 2001. The Company recorded a $171 million goodwill impairment charge and a $78 million property, plant and equipment impairment charge in the fourth quarter of 2001 to reduce the carrying value of Wireless’ long-lived assets to their estimated fair value. As a result of these impairment charges, the carrying value of goodwill associated with Wireless’ long-lived assets was reduced to zero. The impairment charges of $249 million are included in discontinued operations in 2001 (see Note 10).

In May 2002, the Company ceased the Wireless operations and subsequently assigned the customer contracts to the underlying cellular operator or entered into referral agreements with the underlying cellular operator or a third party and abandoned all other significant assets.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Smaller Standalone Businesses

As of December 2001, as part of the restatement process, (see Note 4), the Company evaluated the performance of a standalone business which offered specific multi-channel multipoint distribution services (“MMDS”). Due to the declining marketplace demand for this technology, the Company chose to eliminate further investments. This decision prompted the Company to assess the recoverability of its carrying value of the MMDS assets in the fourth quarter of 2001. The assessment resulted in a $1.2 billion intangible assets impairment charge to reduce the $1.3 billion carrying value of the MMDS intangible assets to their fair value.

Impairment charges recorded in 2002, 2001 and 2000 are as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Goodwill:
Integrated Network	$45	$2,671	$30,864
Embratel	—	517	—
SkyTel	—	92	—
Digex	—	1,537	—

Total goodwill impairment	45	4,817	30,864
Other indefinite-lived intangibles:
Integrated Network (MCI tradename)	—	335	505
SkyTel Channel Rights	—	102	—

Total other indefinite-lived intangibles impairment	—	437	505
Other definite lived intangible assets:
Integrated Network	353	398	1,754
Embratel	—	46	—
Digex	2	—	—
Other	—	1,165	—

Total other definite lived intangible assets impairment	355	1,609	1,754

Total goodwill and other intangible assets impairment charges	400	6,863	33,123
Property, plant and equipment:
Integrated Network	4,470	4,720	14,057
Embratel	—	1,009	—
SkyTel	74	—	—
Digex	55	—	—

Total property, plant and equipment impairment	4,599	5,729	14,057

Total impairment charges of continuing operations	4,999	12,592	47,180

Impairment charges included in discontinued operations	—	249	—

Total impairment charges, excluding $32 of cumulative effect of adoption of SFAS No. 142 in 2002	$4,999	$12,841	$47,180

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Other Current Assets

Other current assets consisted of the following at December 31, 2002 and 2001 (in millions):

	As of December 31,
	2002	2001
		(Restated)
Non trade receivables	$466	$1,278
Employee loans	336	145
VAT receivables	138	295
Income tax receivable	—	166
Deferred tax assets	150	330
Other	106	269

	1,196	2,483
Allowance for uncollectible receivables	(423)	(45)

Total	$773	$2,438

As of December 31, 2002 and 2001, employee loans primarily consisted of $332 million and $142 million, respectively, for loans to Mr. Bernard J. Ebbers (“Ebbers”), the Company’s former Chief Executive Officer. In 2002, the Company recorded bad debt expense, included in selling, general, and administrative expenses, and a related valuation allowance of $332 million for the doubtful collection of the outstanding balance of the loans to Ebbers. See Note 24 for additional information regarding the Ebbers’ loans. As of December 31, 2001, non trade receivables included a $735 million receivable related to consideration to be received for the transfer of an FCC license, which was collected in 2002.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2002 and 2001 (in millions):

	As of December 31,
	2002	2001
		(Restated)
Land	$214	$254
Transmission equipment (including conduit)	9,499	10,512
Telecommunications equipment	3,775	5,304
Furniture, fixtures, buildings and other	4,161	4,976
Software	2,891	3,419
Construction in progress	775	4,196

	21,315	28,661
Less: Accumulated depreciation	(7,125)	(7,175)

Property, plant and equipment, net	$14,190	$21,486

For the years ended December 31, 2002, 2001 and 2000, depreciation expense was $3.0 billion, $3.9 billion and $4.8 billion, respectively. See Note 5 for a description of the impairment charges recorded for property, plant and equipment.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Goodwill and Other Intangible Assets

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of patents and customer lists. The Company’s indefinite-lived intangible assets consist of SkyTel channel rights and the MCI, UUNET and Digex tradenames.

The Company reviewed the recoverability of goodwill and other intangible assets in accordance with SFAS No. 121 for 2001 and 2000 and adopted SFAS No. 142 and SFAS No. 144 on January 1, 2002. Impairment for goodwill and indefinite lived assets is tested at least annually and all long-lived assets are evaluated for impairment whenever events or changes in circumstances (trigger events) indicate that the carrying amount may not be recoverable. See Note 5 for details as to specific trigger events, methods for determining fair value and the resulting impact to the carrying value of the Company’s goodwill and other intangibles

As of December 31, 1999, the goodwill and other intangibles carrying amount was $42.6 billion. As discussed in Note 5, in 2000 the Company recorded an impairment charge of $33.1 billion, reducing its goodwill and other intangibles to their fair value of $849 million and $5.0 billion, respectively.

In 2001, the Company purchased Intermedia and recorded additional goodwill and other intangibles of $4.3 billion. (see Note 9). Due to the deterioration of Intermedia’s operations and the continuing decline in projected cash flows from the Integrated Network, and other asset groups of operating companies, such as Embratel, Digex, SkyTel, Wireless and certain other smaller standalone businesses, who generate their cash flows largely independent of the cash flows of the Integrated Network, the Company recorded an impairment charge of $6.9 billion in 2001. This resulted in the reduction of the Company’s carrying values of goodwill to zero and other intangibles to $2.3 billion.

As of January 1, 2002 the Company adopted SFAS No. 142 and, as a result, reported a $32 million expense as a cumulative effect of a change in accounting principle in its consolidated statement of operations to reduce the carrying value of SkyTel’s indefinite-lived channel rights intangible asset to their estimated fair value of $1 million. Additionally, $45 million of definite lived assets related to the Company’s workforce were reclassified to goodwill.

On June 30, 2002, the carrying value of goodwill and other intangibles was evaluated for impairment (see Note 5). Accordingly, the Company recorded an impairment charge of $400 million to reduce goodwill to zero and other intangible assets to their fair value of $1.6 billion.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table adjusts net loss in 2001 and 2000, to exclude amortization, net of related tax effects, on goodwill and indefinite-lived intangible assets to reflect what the Company’s loss attributable to common shareholders would have been if SFAS No. 142 was adopted as of January 1, 2000 (in millions):

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Net loss attributable to common shareholders, as reported	$(9,192)	$(15,616)	$(48,909)
Add: Goodwill amortization	—	79	2,513
Add: Tradename amortization	—	19	33
Add: Indefinite-lived channel rights amortization	—	3	4
Adjust: Reclassification of assembled workforce	—	39	69

Net loss attributable to common shareholders, as adjusted	$(9,192)	$(15,476)	$(46,290)

The changes in the carrying value of goodwill were as follows (in millions):

	As of December 31,
	2002	2001
		(Restated)
Balance, beginning of year	$—	$849
Goodwill resulting from acquisitions	—	4,218
Reclassification from other intangibles	45	—
Impairment	(45)	(4,988)
Amortization	—	(79)

Balance, end of year	$—	$—

Carrying amounts and the related accumulated amortization for both definite lived intangible assets and indefinite-lived assets are shown in the tables below (in millions). See Note 5 for a discussion of the related impairment charges.

The following table reflects the Company’s intangible assets subject to amortization (in millions):

	As of December 31,
	2002		2001
			(Restated)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Channel rights	$94	$(5)	$94	$—
Customer lists	1,156	(197)	1,559	(8)
Other intangibles	151	(60)	364	(132)

	$1,401	$(262)	$2,017	$(140)

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the carrying value of the Company’s intangible assets that were subject to amortization prior to the Company’s adoption of SFAS No. 142, but effective January 1, 2002, amortization was ceased (in millions):

	As of December 31,
	2002	2001
		(Restated)
Tradenames	$374	$374
Channel rights	1	33

	$375	$407

Intangible asset amortization expense was $282 million, $934 million and $3.7 billion for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table reflects the estimated amortization of existing intangibles over the periods indicated. These amounts do not give effect to any adjustments to the carrying value of existing intangibles pursuant to adoption of fresh-start reporting (See Note 26) (in millions):

Years Ending December 31,
2003	$136
2004	133
2005	125
2006	115
2007	114

(9) Business Combinations

The Company has accounted for acquisitions subsequent to June 30, 2001 under SFAS No. 141 “Business Combinations” and for acquisitions completed prior to June 30, 2001 under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” and related guidance.

On July 1, 2001, the Company acquired approximately 90% of the voting securities of Intermedia, for approximately $3.9 billion in common and preferred stock, options, warrants and assumed debt, pursuant to a merger transaction in which Intermedia became a majority owned subsidiary. The merger with Intermedia was accounted for as a purchase on the acquisition date and the results of Intermedia’s operations have been included in the Company’s consolidated financial statements since that date. Intermedia provides integrated data and voice telecommunications services including, enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, local and long distance, managed Web site and application hosting and systems integration services to business and government customers throughout the United States. The revenues related to these services is mainly classified in the Company’s Business Markets segment. The primary reason for the acquisition of Intermedia was to obtain a controlling interest in Digex, a consolidated public subsidiary of Intermedia. Digex is a provider of managed Web and application hosting services. As a result of the merger with Intermedia, the Company owned approximately 94% of the voting securities of Digex and 61% of the equity of Digex.

In connection with the Intermedia merger, Intermedia stockholders received one share of WorldCom group common stock (or 57.1 million WorldCom group common shares in the aggregate) and 1/25th of a share of MCI group common stock (or 2.3 million MCI group common shares in the aggregate) for each share of Intermedia common stock. The aggregate fair value of the WorldCom group and MCI group common stock was $1.1 billion

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on market prices at the date of acquisition. Holders of Intermedia preferred stock, other than Intermedia’s 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009, and Intermedia Series B Preferred Stock, received one share of a class or series of WorldCom group preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. The preferred stock issued had a fair value of $648 million based on market prices. Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. In addition, Intermedia’s outstanding warrants became exercisable for shares of WorldCom common stock, with the number of shares of WorldCom common stock issuable and the exercise price based on the exchange ratio. The fair value of the WorldCom group options and warrants was $68 million based on a Black-Scholes fair value model. Based on current market rates on the date of the transaction, the debt assumed as part of the acquisition was recorded at estimated fair value and included $894 million of Senior Notes maturing in 2007 through 2009, with interest rates ranging from 8.50% to 9.50%, and $1.1 billion of Senior Discount Notes maturing from 2007 through 2009, with rates ranging from 11.25% to 12.50%. At the completion of the merger, each share of Intermedia Series B Preferred Stock outstanding remained outstanding as preferred stock of Intermedia, without any change to the terms or preferences. A summary of the total consideration is as follows (in millions):

WorldCom group and MCI group common stock issued	$1,077
WorldCom preferred stock exchanged for Intermedia stock	648
WorldCom group common stock options and warrants	68
Other direct costs paid	29
Long-term debt assumed	2,035

Total consideration …	$3,857

The purchase price was allocated to the fair value of specific assets and liabilities based, in part, on an independent third-party appraisal of Intermedia’s long-lived assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Working capital	$176
Businesses held for sale	43
Property, plant and equipment	1,069
Intangible assets	79
Goodwill	4,189
Other long-term assets	12

Total assets	5,568

Current liabilities	635
Other long-term liabilities	295
Digex Series A preferred stock	72
Minority interest	124
Intermedia Series B preferred stock	585

Total liabilities assumed	1,711

Net assets acquired	$3,857

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $79 million of intangible assets, $67 million was allocated to customer lists, which is amortized over approximately four years on a straight line basis. The remaining $12 million was allocated to tradenames, which is not subject to amortization. The remainder of the excess purchase price was allocated to goodwill, which is non-deductible for tax purposes and was subsequently determined to be impaired as discussed in Note 5.

In connection with the Intermedia merger, the Antitrust Division of the U.S. Department of Justice required the Company to dispose of Intermedia’s Internet service provider (“ISP”) business, which provides integrated Internet connectivity solutions. In addition, the Company committed to a plan to sell Intermedia’s ABN business, which provided centralized telecommunications services in multi-tenant commercial office buildings, and the SI business through which Intermedia sells, installs, operates and maintains business telephony customer premises equipment for its customers. The Company included the appraised fair values of these assets to be disposed of, adjusted for anticipated future operating cash flows during the holding period, in the initial allocation of the Intermedia purchase price.

Effective December 1, 2001, the Company sold substantially all of the ISP related assets for approximately $12 million. The consolidated statements of operations for the years ended December 31, 2002 and 2001 include revenues of $96 million and $139 million, respectively, related to assets held for sale. In accordance with EITF No. 87-11 “Allocation of Purchase Price to Assets to be Sold,” losses of $4 million and $48 million in 2002 and 2001, respectively, from the operations of these assets, has been excluded from the consolidated statements of operations as an addition to or reduction of the carrying value of these assets.

The following unaudited pro forma information for the years ended December 31, 2001 and 2000 reflects the consolidated results of operations as if the merger occurred at the beginning of each of the years indicated, and includes the amortization of intangible assets, as appropriate. The unaudited pro forma financial data presented is not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the years specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in millions):

	Year Ended December 31,
	2001	2000
	(Restated)
	(Unaudited)
Revenues	$38,197	$40,381
Loss before cumulative effect of change in accounting principle	(16,522)	(49,331)
Net loss attributable to common shareholders	(16,523)	(49,216)

(10) Discontinued Operations

In May 2002, the Company committed to a plan to exit its Wireless resale business because of continuing operating losses. In July 2002, the Company sold its wireless customer contracts, with no book value, to several wireless providers and resellers for a total of approximately $34 million, which was recognized as a gain in 2002. All contracts were effectively transitioned to other providers by October 2002. The recorded assets and liabilities of Wireless were comprised primarily of trade accounts receivable, fixed assets, capitalized software and trade accounts payable, and were not sold by the Company. The related fixed assets and capitalized software were not usable in other parts of the Company and the useful lives were therefore shortened to reflect the timeline to transition the Wireless customers to other providers after the Company recorded an impairment charge of its long-lived assets in 2001. These assets were fully depreciated and all remaining accounts receivable and accounts payable balances are included in the Company’s consolidated balance sheet as of December 31, 2002.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations have been restated to reflect Wireless as a discontinued operation for all periods presented. The operating results for these periods, which includes the gain of $34 million recorded in 2002 and goodwill and property, plant and equipment impairment charges of $249 million in 2001, are presented below (in millions).

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Revenues	$678	$775	$602

Pre-tax loss	(90)	(1,323)	(449)

The Company decided to dispose of MMDS, which included, network equipment, licenses and leases, utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service. In June 2003, the Company received bankruptcy approval to dispose of these assets and as such, this standalone entity will be reclassified to discontinued operations under SFAS 144 in the Company’s 2003 Annual Report on Form 10-K. As of December 31, 2002, total assets of MMDS were approximately $111 million and relate primarily to intangible assets. Revenue was $13 million, $60 million and $93 million for the years ended December 31, 2002, 2001, and 2000, respectively. Net loss included in the consolidated statements of operations from MMDS was $55 million, $1.2 billion and $51 million for the years ended December 31, 2002, 2001, and 2000, respectively.

(11) Investments

As of December 31, 2002 and 2001, the Company’s investments were $170 million and $398 million, respectively. The Company has equity and cost method investments, available-for-sale securities and derivatives.

Equity Method Investments

Income (loss) of equity method investments is recorded as miscellaneous (expense) income in the consolidated statements of operations. Total loss from equity method investments was approximately $9 million, $63 million and $55 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2001 and 2000, the Company recorded $30 million of goodwill amortization related to its investment in Avantel, which is not included in the loss indicated above. In 2002, the Company reduced its investment in General Communications, Inc. from 23% to 18%.

In 2001, the Company determined that its investment in Avantel was impaired. The Company estimated the fair value of its investment in Avantel and recorded a $338 million other-than-temporary impairment charge in miscellaneous (expense) income in the consolidated statements of operations.

On June 30, 2000, we entered into a Sponsor Credit Agreement with Avantel and Banco Nacional de Mexico S.A. whereby the Company loaned $96 million to Avantel. Interest is payable quarterly at the rate of London Interbank Offered Rate (“LIBOR”) plus 3%. In June 2001, the Company determined that a portion of the loan was not recoverable and reduced the receivable to fair value of $48 million. The difference between the carrying value and fair value was charged to selling, general and administrative expense in the consolidated statement of operations. In addition, the Company was due approximately $17 million in accrued interest from

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2000 to December 31, 2002. During 2002, 2001 and 2000, approximately $1 million, $4 million, and $2 million, respectively, which represented 50% of each interest payment, was charged to selling, general and administrative expense. At December 31, 2002 and 2001, the outstanding receivable balance, including accrued interest, was $57 million and $54 million, respectively.

As part of Avantel’s financing arrangement with various lenders, the Company has pledged to Avantel’s lenders the Company’s Avantel shares, representing approximately a 45% equity ownership in the issued common stock of Avantel. Upon the occurrence of an event of default by Avantel, the lenders may exercise their right to take ownership of the Company’s pledged shares and exercise all voting and corporate rights and powers pertaining to those shares. The lender’s recourse to the Company is limited to its pledged shares.

Cost Method Investments

Dividend income recorded on cost investments for the years ended December 31, 2002, 2001 and 2000 was $1 million, $18 million and $23 million, respectively, and was recorded in miscellaneous (expense) income in the consolidated statements of operations.

In 2002 and 2001, the Company determined that the carrying value of certain costs method investments exceeded their fair value and were impaired. As such, the Company reduced its carrying value of its cost method investments in 2002 and 2001 by $8 million and $293 million, respectively.

Available-for-Sale Securities

As of December 31, 2002 and 2001, the Company had $11 million and $46 million of investments available-for-sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” respectively. In accordance with SFAS No. 115, the Company is required to carry these investments at their fair value. Unrealized gains and losses on these securities are recorded in other comprehensive income (loss), net of related income tax effects, in the consolidated statements of changes in shareholders’ equity (deficit). The changes in net unrealized gains (losses) on these investments for 2002, 2001 and 2000 were decreases of $21 million, $695 million and $267 million, respectively. In addition, the Company realized gains from sales of these securities of $6 million, $356 million and $643 million from sale proceeds of $10 million, $548 million and $680 million in 2002, 2001 and 2000, respectively. Additionally, in 2002 and 2001, the Company determined that the carrying value of certain of these investments exceeded their fair value and were impaired. As such, the Company reduced its carrying value of these investments in 2002 and 2001 by $16 million and $8 million, respectively.

Derivative Instruments

The Company holds warrants to purchase additional common shares of companies in which the Company invests. In addition certain holdings of convertible preferred stock contain embedded derivatives that are not clearly and closely related to the stock. As of December 31, 2002 and 2001, the Company had $5 million and $10 million, respectively, in derivative instruments as defined by SFAS No. 133 related to these investments. These derivative instruments are recorded at fair value in the consolidated balance sheet with the changes in fair value recorded in miscellaneous (expense) income in the consolidated statement of operations. The Company recognized (losses)/gains of $(5) million and $(179) million in 2002, and 2001, respectively.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments and derivative instruments consisted of the following at December 31, 2002 and 2001 (in millions):

	Ownership Percentage as of December 31, 2002	As of December 31,
Investment Type		2002	2001
			(Restated)
Equity method investments:
Avantel	45%	$3	$51
Gemini Submarine Cable Systems Ltd	50%	—	83
General Communication, Inc.	18%	13	24
Comunicaciones Mtel, S.A.	49%	10	14
Other	—	27	53

Total equity investments		53	225

Cost method investments	—	101	117
Available-for-sale securities	—	11	46
Derivatives	—	5	10

Total investments		$170	$398

(12) Other Current Liabilities

Other current liabilities consisted of the following at December 31, 2002 and 2001 (in millions):

	As of December 31,
	2002	2001
		(Restated)
Accrued salaries and bonuses	$417	$631
Accrued advertising, promotion and marketing	196	241
Accrued reorganization expenses	123	—
Deferred revenue	735	824
Income tax payable	941	717
Other taxes	521	673
Legal contingencies	—	354
Dividends payable	—	78
Accrued expenses	224	364
Other	197	592

Total	$3,354	$4,474

The Company’s pre-petition liabilities that are subject to compromise were reclassified from other current liabilities to liabilities subject to compromise as of the Petition Date (see Note 3).

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Debt

Liabilities Not Subject to Compromise

Debtor-in-Possession Facility

On July 23, 2002, the Company negotiated its Debtor-in-Possession Agreement (“DIP Agreement”) to arrange for up to $2 billion in Debtor-in-Possession Financing (the “DIP Facility”), $750 million of which was secured by this date. The Company immediately drew funds to address the requirement by the DIP Facility lenders, some of which were participating banks in the Accounts Receivables Facility described below, that the remaining receivable balances under the A/R Facility be repaid. All amounts initially drawn on the DIP Facility were repaid shortly thereafter. The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. Proceeds from the DIP Facility may be used to fund post-petition working capital, to pay pre-petition claims of critical vendors and for other general corporate purposes. As of December 31, 2002, there were no advances outstanding under the DIP Facility. The Company had $79 million of letters of credit under the DIP Facility outstanding at December 31, 2002.

The DIP Facility benefits from superpriority claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured pre-petition claims and all other administrative expenses incurred in a Chapter 11 case. The DIP Facility lenders were granted certain priority perfected liens on certain of the Debtors’ assets. Pursuant to the final order approving the DIP Facility, such liens are not subordinate to or pari passu with any other lien or security interest. Base rate advances incur interest equal to the base rate plus the applicable margin as defined by the DIP Agreement (6.75% at December 31, 2002, and an average rate of 7.08% during the period from July 23, 2002 through December 31, 2002). Eurodollar rate advances incur interest equal to the Eurodollar rate plus applicable margin all as defined by the DIP Agreement (4.88% at December 31, 2002, and an average rate of 5.161% during the period from July 23, 2002 through December 31, 2002). Letters of credit are priced at 3.75% per annum on the outstanding face amount of each letter of credit. In addition, the Company pays a commitment fee of between 0.5% and 1.0% per annum on the unused amount of the DIP Facility, payable monthly in arrears. If the Company defaults on the DIP Agreement, additional interest of 2.0% per annum will be incurred until the Company cures the default. The DIP Facility matures on the earlier of July 23, 2004 or the effective date of the Plan. In January 2004, the Company reduced the size of the DIP Facility from $1.1 billion to $300 million.

The DIP Facility includes certain financial and non-financial covenants, including capital expenditure restrictions. The Company is also required to maintain monthly minimum cash flows (as defined in the DIP Agreement) from September 2002 through the earlier of June 2004 or the effective date of the Plan. In addition, the Company is not permitted to allow the amount of advances outstanding to exceed $100 million above its budget forecasts. At December 31, 2002, restructuring charges (as defined in the DIP Agreement) were not permitted to exceed $175 million through June 30, 2003 and $50 million thereafter. Amendments to the DIP agreement in 2003 increased the amount from $175 million to $400 million in August 2003. The Company was in compliance with all covenants as of December 31, 2002. Any unpaid advances are expected to be repaid upon the Company’s emergence from bankruptcy.

The Company paid a deferred financing fee of approximately $51 million which was capitalized and recorded as other assets in the consolidated balance sheet and is being amortized over 24 months, the expected period of the DIP Financing.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable Securitization Facility

On May 23, 2002, the Company renewed its accounts receivable securitization program (the “A/R Facility”) which was an agreement to sell, on an ongoing basis, accounts receivable to a wholly-owned “bankruptcy remote” subsidiary. The subsidiary subsequently sold receivables for proceeds of up to $1.5 billion. Prior to the renewal, the A/R Facility allowed us to sell receivables for proceeds of up to $2.2 billion. The Company was responsible for servicing the accounts receivable sold. The sale of the receivables was accounted for under FASB Statements No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” At December 31, 2001 and 2000, the Company had sold approximately $2.7 billion of receivables that had a net carrying value of $2.1 billion and $2.3 billion, respectively, after reserves and the carrying value of the net retained interest in those receivables was approximately $138 million and $342 million, respectively. No amounts were sold or outstanding as of December 31, 2002. The Company recorded a loss on the sale of accounts receivable of approximately $21 million, $89 million, and $126 million for the periods ended December 31, 2002, 2001 and 2000, respectively, which is included in the consolidated statements of operations in other miscellaneous (expense) income. The carrying value of the retained interest in the receivables was based upon the Company’s interest in the receivables offset, in part, by estimated loss reserves and fees against the receivables sold.

On June 28, 2002, the purchasing banks exercised their right to terminate the A/R Facility and pay down amounts outstanding thereunder through collections of the receivables. All remaining amounts under the A/R Facility were paid in full after the Petition Date in July 2002 principally through collection of the receivables, with the remaining balance paid as a requirement by the DIP Facility Lenders.

Other Debt

Embratel and Digex had loans outstanding as of December 31, 2002 that are not subject to the Company’s bankruptcy proceedings. In addition, the Company had some additional debt that was not subject to compromise. The following is a summary of debt as of December 31, 2002 that is not subject to compromise (in millions):

As of December 31, 2002
Embratel loans	$1,526
Capital leases and other	405

1,931
Less current portion	885

Total	$1,046

Embratel loans and financing are principally comprised of credits from various banks and also from its suppliers of telecommunications equipment. The debt is mainly denominated in U.S. dollars, Japanese Yen and French Francs with fixed interest rates ranging from 5.71% to 11.20% per annum and variable interest rates ranging from 0.25% to 3.30% per annum over the LIBOR. LIBOR at December 31, 2002 was 1.38% per annum (1.98% per annum in 2001).

Embratel had no unused commitments for long-term financing as of December 31, 2002 or 2001. Most of Embratel’s credit agreements include cross-default provisions and cross-acceleration provisions that would permit the holders of such indebtedness to declare the indebtedness to be in default and to accelerate the maturity thereof if a significant portion of the principal amount of Embratel’s debt is in default or accelerated. Embratel’s outstanding debt that contains such provisions amounts to $1.1 billion as of December 31, 2002.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described in Note 14, a portion of Embratel’s debt is partially hedged against the exchange variation of the Brazilian Real as compared to the denomination of its outstanding debt through “swap” agreements.

On April 19, 2002, Star One, a majority-owned consolidated subsidiary of Embratel, entered into a $122 million financing agreement to finance satellite construction and related costs. The agreement provides guarantee clauses that require (i) a minimum deposit in the creditors services account or (ii) a guarantee of part of the accounts receivable generated from certain transactions or (iii) an unconditional guarantee of Embratel to pay the principal. During the term of the agreement, Embratel pledges to hold not less than 51% of the total shares with voting rights of Star One. Star One had not received any amounts related to this agreement as of December 31, 2002.

The aggregate principal repayments required in each of the years ending December 31, 2003 through December 31, 2007 and thereafter related to debt not subject to compromise are as follows (in millions):

Years Ending December 31,
2003	$885
2004	362
2005	180
2006	121
2007	87
Thereafter	296

$1,931

Long-Term Debt Subject to Compromise

Pre-petition debt subject to compromise as of December 31, 2002 consisted of the following (in millions):

Line of credit	$2,650
7.875% - 8.25% Notes Due 2003 - 2010	3,500
7.375% Notes Due 2003 - 2006	2,000
6.25% - 6.95% Notes Due 2003 - 2028	4,600
7.55% - 7.75% Notes Due 2004 - 2027	2,000
7.125% - 8.25% Senior Debentures Due 2023 - 2027	1,390
6.50% - 7.50% Senior Notes Due 2004 - 2010	1,200
6.50% - 8.25% Notes Due 2004 - 2031	12,153
Intermedia 8.50% - 9.50% Senior Notes Due 2007 - 2009	562
Intermedia 11.25% - 12.25% Senior Discount Notes Due 2007 - 2009	624

Total	$30,679

In connection with the Company’s Bankruptcy Filing, all deferred financing fees and original issue discounts recorded in the consolidated balance sheet were written-off in the third quarter of 2002 as reorganization items in accordance with SOP 90-7 (see Note 3). In addition, the Company’s bankruptcy filing caused the Company to violate certain covenants on a majority of the pre-petition debt.

Line of Credit

The Company’s credit facilities, consisting of a $2.65 billion 364-Day Revolving Credit Agreement (the “364-Day Facility”), a $1.6 billion Revolving Credit Agreement (the “Multi-Year Facility”), and a $3.75 billion

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amended and Restated Facility A Revolving Credit Agreement (the “Existing Facility”), provided the Company with aggregate credit facilities of $8 billion. These credit facilities provided liquidity support for the commercial paper program and for other general corporate purposes. In June 2002, the $3.75 billion Existing Facility matured.

The credit facilities bear interest payable in varying periods, depending on the interest period, not to exceed six months, or with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by the Company under the terms of the credit facilities, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing generally varies from 0.35% to 0.75% as to loans under the Existing Facility, from 0.29% to 0.80% as to loans under the 364-Day Facility and 0.27% to 0.75% as to loans under the Multi-Year Facility, in each case based upon the Company’s then current debt ratings.

The credit facilities are unsecured but include a negative pledge of the Company’s assets and, subject to exceptions, the covered subsidiaries. The credit facilities require compliance with certain financial covenants.

WorldCom Notes

The Company previously issued Notes, Senior Notes and Senior Debentures at fixed rates ranging from 6.125% to 8.25% with maturities through 2031.

During the third and fourth quarters of 2001, $1.5 billion of the 6.125% senior notes matured, $917 million of the floating rate notes matured and the remaining $583 million of the notes was repurchased on the open market. Additionally, the outstanding 8.875% senior notes due 2006 were redeemed for $672 million, outstanding debt assumed in the Intermedia merger was partially retired through open market debt repurchases of $570 million and all outstanding Series G preferred stock was redeemed at par for $200 million. Cash balances were used to repay these amounts.

Intermedia Notes

In connection with the acquisition of Intermedia, the Company assumed Intermedia outstanding debt with maturities through 2009 including $1.2 billion of senior discount notes with interest rates ranging from 11.25% to 12.5%, $0.9 billion of senior notes with interest rates ranging from 8.5% to 9.5%, credit facility borrowings of $258 million and other long-term debt including capital leases of $0.6 billion. The Company repaid the Intermedia credit facility borrowings of $258 million and subsequently terminated Intermedia’s credit facility during the third quarter of 2001. Also, during the third quarter 2001, the Company redeemed all of Intermedia’s 12.5% senior discount notes for $317 million. Cash balances were used to repay these amounts.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding long term debt as of December 31, 2001 consisted of the following (in millions):

As of December 31, 2001
(Restated)
Floating rate notes due 2002	$60
7.875% - 8.25% Notes Due 2003 - 2010	3,500
7.375% Notes Due 2006 - 2011	2,000
6.25% - 6.95% Notes Due 2003 - 2028	4,600
7.55% - 7.75% Notes Due 2004 - 2027	2,000
7.125% - 8.25% Senior Debentures Due 2023 - 2027	1,390
6.125% - 7.50% Senior Notes Due 2004 - 2012	1,900
6.50% - 8.25% Notes Due 2004 - 2031	11,939
Intermedia 8.50% - 9.50% Senior Notes Due 2007 - 2009	562
Intermedia 11.25% - 12.25% Senior Discount Notes Due 2007 - 2009	587
Embratel loans	1,607
Capital lease obligations (maturing through 2023)	549
Other debt (maturing through 2008)	12
Unamortized debt discounts	(87)

30,619
Less current portion	1,309

Total	$29,310

(14) Financial Instruments

The Company’s financial instruments include cash and short-term investments, debt and equity investments, trade payables, trade receivables, long and short-term debt and redeemable preferred stock. The Company also holds derivative financial instruments which may be freestanding or embedded in another contract. The Company’s derivative financial instruments include derivatives embedded in the Company’s holdings of redeemable preferred convertible stock, warrants to purchase stock and foreign currency swap agreements.

The carrying amount and fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows (in millions):

	As of December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(Restated)
Short term debt	$885	$776	$1,309	$1,303
Long term debt	1,046	917	29,310	29,177
Preferred stock	—	—	1,855	1,855
Derivative assets (liabilities) excluding investment	92	92	(86)	(86)

The carrying amount of the Company’s cash, short-term investments, trade receivables, trade payables and cost method investments approximates fair value. The Company estimates the fair value of its short and long term debt, redeemable preferred stock, and derivative instruments using prices quoted in active markets. For

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those short and long-term debt instruments for which no active quoted market price is available, the fair value is estimated using current rates offered to the Company for debt of a similar maturity.

It is impracticable for the Company to estimate the fair value of its liabilities, minority interests and preferred stock subject to compromise as of December 31, 2002, as the Company was under the protection of Chapter 11 of the Bankruptcy Code. These liabilities will be paid pursuant to the Company’s Plan confirmed by the Bankruptcy Court on October 31, 2003 and are included in the consolidated balance sheet on a historical cost basis (see Notes 3 and 26).

Derivative Financial Instruments

The Company neither holds nor issues derivative financial instruments for trading purposes nor does it account for any of its derivative instruments as hedges. Certain convertible preferred stock securities that contain embedded derivatives that are not clearly and closely related to the stock. The change in the fair value of the embedded derivatives has been recorded through earnings in miscellaneous (expense) income. The Company holds warrants to purchase additional common shares of companies. The change in fair value of the warrants, which meet the definition of a derivative, has been recorded through earnings in miscellaneous (expense) income.

The Company had issued $1.0 billion in dealer remarketable securities in 2000. These securities included an embedded written remarketing option which met the definition of a derivative, under SFAS No. 133 and required bifurcation. The derivative has been recorded in the consolidated balance sheet at fair value at December 31, 2001, with changes in fair value reported as miscellaneous (expense) income in the Company’s consolidated statements of operations. This remarketing option was cash settled in May 2002 for approximately $47 million.

Embratel has loans denominated in currencies other than its functional currency, primarily in U.S. dollars, and with variable rates of interest. Accordingly, Embratel is exposed to market risk from changes in foreign-exchange rates and interest rates. Embratel manages risk arising from fluctuations in currency exchange rates, which affect the amount of Brazilian Reais necessary to pay the foreign currency denominated obligations, by using derivative financial instruments, primarily currency swaps. While such instruments reduce Embratel’s foreign exchange risk, they do not eliminate them. Credit risk exposure is managed by restricting the counterparties on such derivative instruments to major financial institutions with high credit quality. Embratel does not hold or issue financial instruments for trading purposes. As of December 31, 2002 and 2001, Embratel held outstanding currency swap contracts in the notional amount of $422 million and $729 million, respectively, to reduce the impact on its obligations of devaluations of the Brazilian Real. All of Embratel’s currency swaps are recorded in the consolidated balance sheet at fair value with changes in fair value reported as miscellaneous (expense) income in the Company’s consolidated statements of operations.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gain (loss) on available-for-sale securities and the Company’s minimum pension liability. The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax (in millions):

	Foreign Currency Translation Adjustments	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 1999 (Restated)	$(128)	$661	$—	$533
Current year change	(137)	(315)	—	(452)
Tax benefit	—	102	—	102

Balance, December 31, 2000 (Restated)	(265)	448	—	183
Current year change	112	(697)	(9)	(594)
Tax benefit	—	269	—	269

Balance, December 31, 2001(Restated)	(153)	20	(9)	(142)
Current year change	(156)	(22)	(38)	(216)

Balance, December 31, 2002	$(309)	$(2)	$(47)	$(358)

(16) Preferred Securities

Series D, E and F Junior Convertible Preferred

As of December 31, 2002, the Company has the following redeemable preferred securities:

					Aggregate # of Shares Convertible at the Option of Holder
	Number of Preferred Shares Issued and Outstanding	Liquidation Preference per Preferred Share	Annual Dividend per Preferred Share	Associated Depository Shares	WorldCom Group Shares	MCI Group Shares
Series D Junior Convertible preferred stock par value $.01 per share	53,722	$2,500	$175	5,372,235	6,905,186	276,207
Series E Junior Convertible preferred stock par value $.01 per share	64,047	$2,500	$175	6,404,690	5,295,766	211,830
Series F Junior Convertible preferred stock par value $.01 per share	79,600	$2,500	$175	7,960,000	4,729,649	189,185

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2001, the Company had the following redeemable preferred securities:

					Aggregate # of Shares Convertible at the Option of Holder
	Number of Preferred Shares Issued and Outstanding	Liquidation Preference per Preferred Share	Annual Dividend per Preferred Share	Associated Depository Shares	WorldCom Group Shares	MCI Group Shares
Series D Junior Convertible preferred stock par value $.01 per share	53,724	$2,500	$175	5,372,410	6,905,398	276,215
Series E Junior Convertible preferred stock par value $.01 per share	64,047	$2,500	$175	6,404,690	5,295,766	211,830
Series F Junior Convertible preferred stock par value $.01 per share	79,600	$2,500	$175	7,960,000	4,729,649	189,185

Dividends on the Series D, E and F Junior Convertible Preferred shares are cumulative and payable in cash at an annual rate of 7% of the liquidation preference per share plus all accrued and unpaid dividends, or in shares of the Company’s common stock with the number of shares based on a predetermined formula at the Company’s election on July 15, October 15, January 15, and April 15 of each year.

The Series D, E and F Junior Convertible Preferred shares were redeemable in whole or in part, at the Company’s option for cash plus accrued and unpaid dividends at rates ranging from 100% to 104% of their liquidation preference until 2005 depending on the security series and the year of redemption. In addition, these securities include a change of control provision, which may require the Company to make an offer to repurchase all or part of the preferred stock. Accordingly, these securities have been presented as preferred stock outside of shareholders’ equity in the 2001 consolidated balance sheet. These securities have been reclassified from preferred stock to preferred stock subject to compromise in the December 31, 2002 consolidated balance sheet in accordance with SOP 90-7.

Series D, E and F Junior Convertible Preferred shares are convertible at the option of the holder for a number of common stock shares equal to the liquidation preference plus all accumulated and unpaid dividends divided by the conversion price in effect on that date. Initially, the conversion prices were $19.450, $30.235 and $42.075 for Series D, E and F, respectively. These conversion prices are subject to certain adjustments. If the Company exercises its cash election right, each share of Series D, E, and F will become convertible into the number of shares of WorldCom group common stock and MCI group common stock in the ratio of 1.0685, and an additional cash portion based on a predetermined formula. Holders that converted shares of the Series D, E or F Junior Convertible Preferred stock following WorldCom’s establishment of a tracking stock received tracking stock in the same proportion as the previous holders of WorldCom common stock.

The Series D, E and F Junior Convertible Preferred shareholders are generally entitled to one-tenth of a vote per share of Series D, E or F preferred stock on all matters voting together with the Company’s common shareholders as a single class.

The discount of $55 million was not accreted prior to the Company’s bankruptcy filing as there is no specified redemption date for each of the securities. In connection with the Company’s bankruptcy filing, all original issue discounts and premiums in the consolidated balance sheet as of December 31, 2001 were written-off in the third quarter of 2002 as reorganization items in accordance with SOP 90-7 (see Note 3).

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2003, 11,630 shares, 11,515 shares and 88 shares of Series D, E and F Junior Convertible Preferred Stock, respectively, with an aggregate liquidation value of $58 million were converted to 2,452,221 shares of WorldCom group common stock and 126,291 shares of MCI group common stock.

On August 20, 2001, the holders of the Company’s Series G preferred stock exercised their rights to require the Company to redeem all of the outstanding Series G preferred stock at par plus accrued dividends, or approximately $200 million in the aggregate.

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures

In connection with its merger with MCI, the Company assumed $750 million of 8% Cumulative Quarterly Income Preferred Securities, Series A (“QUIPS”), representing 30 million shares outstanding due June 30, 2026 which were previously issued by MCI Capital I, a wholly owned Delaware statutory business trust (the “Trust”). The Trust exists for the purpose of issuing the QUIPS and investing the proceeds in the Company’s 8% Junior Subordinated Deferrable Interest Debentures, Series A (“Subordinated Debt Securities”) due June 30, 2026, the only assets of the Trust.

Holders of the QUIPS are entitled to receive preferential cumulative cash distributions from the Trust on a quarterly basis, provided the Company has not elected to defer the payment of interest due on the Subordinated Debt Securities to the Trust. The Company may elect this deferral from time to time, provided that the period of each such deferral does not exceed five years. The QUIPS are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debt Securities at maturity or earlier in an amount equal to the amount of Subordinated Debt Securities maturing or being repaid. In addition, in the event the Company terminates the Trust, the Subordinated Debt Securities will be distributed to the then holders of the QUIPS.

The Company executed various guarantee agreements and supplemental indentures which agreements, when taken together with the issuance of the Subordinated Debt Securities, constitute a full, irrevocable, and unconditional guarantee by the Company of all of the Trust’s obligations under the QUIPS.

These securities were reclassified from minority interest Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures to minority interest Company-obligated mandatorily redeemable preferred securities subject to compromise in the December 31, 2002 consolidated balance sheet in accordance with SOP 90-7.

In connection with the Company’s bankruptcy filing, all original issue discounts and premiums in the consolidated balance sheet as of December 31, 2001 were written-off in the third quarter of 2002 as reorganization items in accordance with SOP 90-7 (see Note 3).

Intermedia Series B Redeemable Exchangeable Preferred Stock

There were 587,640 and 568,455 shares of Intermedia Series B Preferred Stock (“Intermedia Series B Securities”) outstanding as of December 31, 2002 and 2001, respectively. The Intermedia Series B Securities are subject to certain covenants, including restrictions on additional investments and restrictions on the retirement of any junior securities. Dividends on the Series B Securities accumulate at a rate of 13.5% of the aggregate liquidation preference thereof and are payable quarterly in arrears. Dividends are payable in cash or, at Intermedia’s option through March 31, 2002, by the issuance of additional shares of Intermedia Series B

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock. The Company may, at its option, exchange the shares for debentures in principal amounts of $1,000 per share.

The Intermedia Series B Securities are redeemable at the option of Intermedia at a rate of 106.75% of their liquidation preference, which declines to 100% by March 31, 2007. The Intermedia Series B Securities are subject to mandatory redemption on March 31, 2009. In the event of liquidation, each security is entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends and liquidated damages, if any, before any amount may be paid to junior securities or common stockholders. Prior to the bankruptcy filing in 2002, the Intermedia Series B Securities were classified as a component of minority interest in the consolidated financial statements.

The Intermedia Series B Securities were reclassified from minority interests to minority interest subject to compromise in the December 31, 2002 consolidated balance sheet in accordance with SOP 90-7. The premium of $53 million was amortized to minority interest income in the periods prior to the Company’s bankruptcy filing. In connection with the Company’s bankruptcy filing, all original issue discounts and premiums in the consolidated balance sheet as of December 31, 2001 were written-off in the third quarter of 2002 as reorganization items in accordance with SOP 90-7 (see Note 3).

Synergies Management Company (“SMC”) Class A Preferred Stock

SMC, a wholly owned subsidiary of the Company, has 500 shares authorized and 475 outstanding of 6.375% cumulative preferred stock, Class A (“SMC Class A Preferred Stock”) as of December 31, 2002 and 2001. Each share of SMC Class A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $100,000 per share. The SMC Class A Preferred Stock is mandatorily redeemable in full by SMC at the redemption price of $100,000 per share plus accumulated and unpaid dividends on January 1, 2019. Dividends on the SMC Class A Preferred Stock are cumulative from the date of issuance and are payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, at a rate per annum equal to 6.375% of the liquidation preference of $100,000 per share when and if declared by the board of directors of SMC, and subject to adjustment for certain changes in tax law. Holders of SMC Class A Preferred Stock have one vote per share on all matters submitted to a vote of the holders of the Company’s common stock, and have the right to vote as a separate class under certain situations. Prior to the Company’s bankruptcy filing, the SMC Class A Preferred Stock was classified as minority interest in the consolidated financial statements. The SMC securities have been reclassified from minority interests to minority interest subject to compromise in the December 31, 2002 consolidated balance sheet in accordance with SOP 90-7.

(17) Shareholders’ Deficit

As discussed in Note 3, the Company and substantially all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization includes a provision to cancel all shares of WorldCom group and MCI group common stock, warrants to acquire WorldCom group common stock, Series D, E, and F Junior Convertible preferred stock and SMC Class A preferred stock, in each case without any distribution being made to the holders. Additionally, the Company’s Plan cancels the shareholder rights plan.

Common Stock

Since June 7, 2001, the Company has maintained two classes of common stock:    WorldCom group common stock and MCI group common stock. The rights of the holders of the WorldCom group common stock include one vote per share and one liquidation unit in the event of the dissolution of the Company. The MCI

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

group common stock holds variable voting rights, is convertible to WorldCom group common stock at the option of the Board of Directors, and receives 1/25 of a liquidation unit in the event of dissolution. Neither class of common stock holds the right to a dividend, although the Company historically paid quarterly dividends on the MCI group common stock prior to the Petition Date.

WorldCom Series B Preferred Stock

In October 2001, the Company exercised an option to redeem all of the outstanding WorldCom Series B Preferred Stock. Prior to the redemption date, substantially all of the holders of the WorldCom Series B Preferred Stock elected to convert the preferred stock into 0.1460868 shares of WorldCom group common stock and 0.005843472 shares of MCI group common stock for each share of WorldCom Series B Preferred Stock held.

Warrants

As of December 31, 2002 and 2001, the Company had 2.2 million and 2.4 million warrants outstanding for WorldCom group common stock at prices ranging from $20.75 to $45.00 per share. The warrants were initially issued by entities that were subsequently acquired by the Company. Upon the acquisition of these entities by WorldCom, the warrants were converted into warrants to acquire WorldCom group common stock.

Dividends

Dividends paid or declared on both common and preferred securities during the years ended December 31, 2002, 2001, and 2000 are as follows (in millions):

	Year Ended December 31,
	2002		2001		2000
Class of Stock	Cash Dividends Paid	Cash Dividends Declared	Cash Dividends Paid	Cash Dividends Declared	Cash Dividends Paid	Cash Dividends Declared
			(Restated)		(Restated)
MCI group common stock	$142	$—	$71	$213	$—	$—
Preferred Stock:
Series B	—	—	5	—	—	—
Series C	—	—	—	—	2	—
Series D	5	3	3	5	—	—
Series E	5	3	3	6	—	—
Series F	7	4	4	8	—	—

During July 2002, the Company paid dividends to existing holders of Series D, E, and F preferred securities in the form of common stock units. Each common stock unit included one share of WorldCom group common stock and 0.0515 shares of MCI group common stock. The number of common stock units included in the dividend payment was determined based on a formula that considered average stock price and other factors. The amount paid in stock dividends in 2002 was $9 million. As a result of the Company’s bankruptcy filing, all preferred dividends to be paid after the Petition Date were stayed.

Embratel Preferred and Common Stock

As of December 31, 2002 and 2001, there were 210 billion Embratel preferred shares outstanding and 124 billion common shares outstanding, all without par value. The preferred shares are non-voting, except under

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited circumstances, and are entitled to a minimal non-cumulative dividend of 6% per annum resulting from the division of the subscribed capital by the number of shares or a dividend 10% higher than that paid to each ordinary share, whichever is higher. The preferred shares of Embratel have a priority in relation to the common shares in the event of a liquidation of Embratel. The Embratel preferred shares and common shares not owned by the Company are classified as other minority interests in the Company’s consolidated balance sheets.

Digex Series A Convertible Preferred Stock

As of December 31, 2002 and 2001 there were 50,000 and 100,000 shares outstanding of Digex Series A Convertible Preferred Stock. The stock was issued with detachable warrants to purchase 1,065,000 shares of Digex Class A common stock, for an aggregate of $100 million, of which $15 million was in the form of equipment purchase credits. Of the $15 million of equipment purchase credits, approximately $6 million were used for equipment purchases during both 2002 and 2001. As of December 31, 2002, no equipment purchase credits remained outstanding. The warrants expired on January 12, 2003. The Digex Series A Convertible Preferred Stock does not pay dividends and there are no voting rights.

In the event of liquidation, each share of Digex Series A Convertible Preferred Stock is entitled to a liquidation preference of $1,000 per share before any amount may be paid to common stockholders.

The Digex Series A Convertible Preferred Stock is convertible into approximately 1,462,000 shares of Digex Class A common stock, at a price of $68.40 per share, subject to certain adjustments. Unless earlier converted, on January 12, 2005, each share of Digex Series A Convertible Preferred Stock will automatically convert into a number of shares equal to the liquidation preference divided by the average of the closing prices of the Digex common stock for 20 consecutive trading days prior to that date.

During April 2002, 50,000 shares of Series A Convertible Preferred Stock were converted into 730,995 shares of Digex class A common stock.

The Digex Series A Convertible Preferred Stock is redeemable in cash at the option of the holder on or after January 12, 2004 or upon a change in control, subject to legal availability of funds and provided that the redemption is allowed under the agreements in place as of January 10, 2000 governing the outstanding indebtedness of Digex and Intermedia. If the restrictions under these agreements terminate at an earlier date, the holders may require Digex to redeem the Digex Series A Convertible Preferred Stock before entering into any agreement which would restrict its ability to redeem the Digex Series A Convertible Preferred Stock. In addition, upon a change in control, Digex will be required to make an offer to repurchase all or part of the Digex Series A Convertible Preferred Stock. The Digex Series A Convertible Preferred Stock is classified as other minority interests in the consolidated balance sheets (see Note 28).

Shareholder Rights Plan

On March 7, 2002, the Board of Directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of WorldCom group common stock and for each outstanding share of MCI group common stock. Each Right entitles (i) the holder of WorldCom group common stock to purchase one one-thousandth of a share of Series 4 Junior Participating Preferred Stock, par value $.01 per share, of the Company at a price of $60.00, subject to adjustment and (ii) the holder of MCI group common stock to purchase one one-thousandth of a share of Series 5 Junior Participating Preferred Stock, par value $.01 per share, of the Company at a price of $40.00, subject to adjustment.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Rights are not exercisable until the occurrence of certain triggering events and, currently, cannot be transferred separately from the WorldCom group common stock or MCI group common stock to which they relate.

As of the effective date of the Plan, all equity interests, including the Rights, the WorldCom group common stock, the MCI group common stock, the Series 4 Junior Participating Preferred Stock and the Series 5 Junior Participating Preferred Stock will be extinguished.

(18) Stock-Based Compensation

WorldCom group common stock plans

As of December 31, 2002, the Company had outstanding options from the 1990 Stock Option Plan, the 1997 Stock Option Plan and the 1999 Stock Option Plan in addition to several other stock option plans assumed from various acquisitions that occurred in prior years, (collectively, the “Option Plans”). The Option Plans were designed to provide a performance incentive by issuing options to purchase shares of WorldCom group common stock to certain members of the Board of Directors, officers and employees. The Option Plans provided for the granting of both incentive stock options and non-qualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally were at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options were exercisable beyond approximately 10 years from the date of grant and generally vested in periods of up to five years in monthly, quarterly or annual increments depending on the type of award granted.

As of December 31, 2002, the Company had authorized 1,025 million shares of WorldCom group common stock for issuance under the Option Plans, including the stock option plans assumed from various acquisitions. As of December 31, 2002, 611 million options were available for issuance and approximately 414 million options had been granted under the Option Plans.

Various executives and employees of the Company were granted incentive stock units (“ISUs”) that vest over a three-year period and entitle the holder to receive one share of WorldCom group common stock for each ISU received. These ISUs were granted by MCI prior to its acquisition by the Company, and were converted into rights to receive WorldCom group common stock. At December 31, 2002 and 2001, there were approximately 68,087 and 96,126 ISUs outstanding, respectively.

Additionally, as of December 31, 2002 and 2001, the Company had 2.2 million and 2.4 million warrants outstanding for WorldCom group common stock at prices ranging from $20.75 to $45.00 per share. All warrants were immediately exercisable at the date of grant.

As discussed in Note 3, upon the Company’s emergence from bankruptcy all of the Company’s outstanding options, warrants and ISUs will be canceled. The Plan does not provide for any distributions to the holders of the existing options, warrants or ISUs.

Effective with the recapitalization and issuance of the MCI group tracking stock in June 2001, each outstanding stock option under the Option Plans was converted into a stock option to acquire shares of WorldCom group common stock having the same terms and conditions, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The information presented below reflects this conversion ratio.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding options and warrants granted and outstanding is summarized below (in millions, except share price):

	Number of Options and Warrants	Weighted Average Exercise Price
Balance, January 1, 2000	329	$29.63
Granted	109	42.73
Exercised	(38)	15.14
Expired or canceled	(47)	40.20

Balance, December 31, 2000	353	33.85
Assumed in connection with acquisitions	12	24.59
Granted	87	15.63
Exercised	(11)	10.74
Expired or canceled	(41)	37.38

Balance, December 31, 2001	400	29.85
Granted	4	15.63
Exercised	(2)	6.94
Expired or canceled	(175)	37.99

Balance, December 31, 2002	227	$23.49

Approximately 114 million of the options expired or canceled in 2002 represent options canceled as part of a voluntary exchange program in which employees could exchange previously granted stock options for options with new exercise prices, expiration dates and vesting schedules to be issued at a future date that was to be six months and one day from the date of cancellation. The issuance of the new options never occurred due to the Company’s bankruptcy filing.

The options granted during the years ended December 31, 2002, 2001, and 2000 are summarized as follows (shares in millions):

	2002			2001			2000
	Number of options	Average fair value	Average exercise price	Number of options	Average fair value	Average exercise price	Number of options	Average fair value	Average exercise price
Exercise price equals market price	—	$—	$—	79	$7.70	$15.63	97	$21.98	$43.12
Exercise price greater than market price	4	$3.24	$15.63	8	$7.05	$15.63	12	$19.47	$39.59

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options and warrants outstanding as of December 31, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding (in Millions)	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding (In Millions)	Weighted-Average Exercise Price
$ 0.01 – 3.63	0.2	1.3	$2.05	0.2	$2.05
$ 3.64 – 5.38	1.1	1.4	4.97	1.1	4.97
$ 5.39 – 8.03	2.1	1.5	6.43	2.1	6.43
$ 8.04 – 12.02	17.6	2.1	9.92	16.7	9.94
$12.03 – 17.56	102.1	5.3	15.66	61.1	15.69
$17.57 – 25.97	45.5	4.0	21.83	45.3	21.81
$25.98 – 37.37	1.5	3.9	30.29	1.5	30.26
$37.38 – 56.05	56.3	4.2	44.08	45.1	44.26
$56.06 – 84.03	0.2	2.8	60.28	0.1	60.28

	226.6			173.2

The fair values of the options granted during the years ended December 31, 2002, 2001 and 2000 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected volatility	114%	50%	50%
Risk free interest rate	4.0%	4.7%	6.3%
Expected life (years)	5	5	5
Dividend yield	—	—	—

MCI group common stock plans

As of December 31, 2002, the only stock-based compensation awards outstanding related to the Company’s MCI group common stock are purchase rights granted under the Employee Stock Purchase Plan (the “ESPP Plan”) established July 1, 2001. Under the terms of the ESPP Plan there are a maximum of 10 million shares of MCI group common stock authorized for issuance. The first offer expired on July 5, 2002, and no subsequent offers have been made. All employees classified as part of MCI group could purchase shares of MCI group common stock at 85% of the lower of the fair market value of MCI group common stock on the participant’s enrollment date or the exercise date. These purchases were made through payroll deductions, and could not exceed 15% of the employee’s compensation. The ESPP Plan is accounted for using the intrinsic-value-based method of APB 25 and no compensation expense was recorded. However, the ESPP Plan does not meet the criteria as set forth in FAS 123 for noncompensatory plans and therefore is deemed compensatory for disclosure purposes only.

During 2002 and 2001, 1.0 million and 0.3 million shares of common stock were purchased on behalf of employees at a weighted-average price of $4.13 and $10.70 per share, respectively.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the ESPP Plan, the fair values of the employee purchase rights issued during the years ended December 31, 2002 and 2001 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2002	2001
Expected volatility	211%	49%
Risk free interest rate	4.0%	4.7%
Expected life (years)	0.5	0.5
Dividend yield	27%	22%

The purchase rights granted during 2002 and 2001 are summarized as follows:

	2002		2001
	Average fair value	Average exercise price	Average fair value	Average exercise price
Exercise price less than market price	$8.25	$4.13	$2.65	$10.70

Embratel Plan

In addition to the plans noted above, Embratel also maintains a separate stock option plan. The stock option plan was approved at the Shareholders General Meeting held on December 17, 1998. The plan grants Embratel’s directors and employees options to purchase Embratel preferred shares at the market value on the grant date. The options become exercisable over a three to four year period and expire ten years from the grant date. Until the third quarter of 2001, options were granted with the exercise price adjusted for inflation until the exercise date using the General Market Price Index (IGP-M), became exercisable over a three year period and expired 10 years after the date of grant.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares acquired pursuant to the Embratel Option Plan will maintain all of the rights pertaining to the shares of equal class and type, including dividends. Summarized information relating to the Embratel Option Plan is as follows (in millions):

Number of Options
Balance January 1, 2000	1,763
Granted	2,048
Exercised or sold	(128)
Expired or canceled	(130)

Balance December 31, 2000	3,553
Granted	6,265
Exercised or sold	(13)
Expired or canceled	(3,540)

Balance December 31, 2001	6,265
Granted	2,097
Expired or canceled	(478)

Balance December 31, 2002	7,884

Weighted average exercise price on December 31, 2000 (per thousand shares)	$14.64
Weighted average exercise price on December 31, 2001 (per thousand shares)	$2.81
Weighted average exercise price on December 31, 2002 (per thousand shares)	$1.54

The following table summarizes information about the Embratel Plan options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (per Thousand)	Number Outstanding (In Millions)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price (per Thousand)	Number Outstanding (In Millions)	Weighted-Average Exercise Price (per Thousand)
$0.57 – 0.85	2,097	9.76	$0.63	—	$0.63
$1.84 – 1.98	5,746	8.76	1.84	1,556	1.84
$1.98 – 2.12	11	8.76	2.03	3	2.03
$2.12 – 2.69	30	8.76	2.67	7	2.67

	7,884			1,566

The fair values of the Embratel Option Plan options granted during the years ended December 31, 2002, 2001 and 2000 have been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected volatility	64%	65%	53%
Risk free interest rate	27%	13%	23%
Expected life (years)	5	5	5
Dividend yield	—	—	1%

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Leases and Commitments

The Company leases office facilities, office equipment and telecommunications equipment under non-cancelable operating leases having initial terms of more than one year. Various facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs or require the Company to pay certain maintenance and utility costs. Included with telecommunication facilities are contractual commitments with incumbent local phone companies that provide ports to the Company and obligations under right-of-way and franchise agreements with various entities. At December 31, 2002, future minimum payments under non-cancelable leases and commitments, other contractual commitments and capital lease obligations were as follows (in millions):

	Operating Leases and Commitments
As of December 31,	Office Facilities and Equipment	Telecommunications Facilities	Total	Capital Leases
2003	$977	$1,133	$2,110	$61
2004	968	810	1,778	57
2005	908	428	1,336	46
2006	310	341	651	50
2007	210	221	431	49
Thereafter	930	791	1,721	268

Total	$4,303	$3,724	$8,027	531

Interest				(135)

Total				$396

Rental expense under operating leases was $2.2 billion, $2.3 billion and $2.2 billion for the years ended December 31, 2002, 2001 and 2000, respectively.

Property, plant and equipment assets under capital lease were $442 million and $668 million as of December 31, 2002 and 2001, respectively. Accumulated depreciation on these assets was $61 million and $91 million as of December 31, 2002 and 2001, respectively. The Company recorded $23 million, $28 million, and $23 million in depreciation expense on these assets for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company and Electronic Data Systems Corporation (“EDS”) have negotiated dual outsourcing agreements. The Company has outsourced portions of its information technology operations to EDS, pursuant to which EDS has assumed responsibility for the Company’s information technology system operations at several locations. As of December 31, 2002, the contractual obligations associated with this contract is $1.8 billion in the aggregate and has been included with office facilities and equipment.

Additionally, the Company leases to EDS certain computer equipment in connection with the information technology outsourcing agreement. The Company recorded a loss of $67 million in 2000 upon inception of the sales-type lease. The Company’s investment in these type of arrangements as of December 31, 2002 and 2001 was $128 million and $201 million, respectively.

Included with telecommunication facilities in the table above are contractual commitments with incumbent local phone companies that provide ports to the Company in co-located facilities, which are used for dial-up Internet access.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to December 31, 2002, as a result of the Bankruptcy filed by the Company, several operating leases included in the table above were rejected. The amount of the obligation for these rejected operating leases were $82 million, $53 million, $46 million, $38 million, $31 million and $103 million in 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

The Company has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates, we assessed our minimum exposure based on penalties to exit the contracts on December 31 of each year.

(20) Contingencies

Right-of-Way Litigation. Between September 1998 and February 2000, the Company was named as a defendant in three putative nationwide and thirteen putative state class actions involving fiber optic cable on railroad, pipeline and utility rights-of-way. The complaints allege that the railroad, utility and/or pipeline companies from which the Company obtained consent to install its fiber optic cable held only an easement in the right-of-way, and that the consent of the adjoining landowners holding the fee interest in the right-of-way did not authorize installation. The complaints allege that because such consent was not obtained, the fiber optic network owned and operated by the Company trespasses on the property of putative class members. The complaints allege causes of action for trespass, unjust enrichment and slander of title, and seek compensatory damages, punitive damages and declaratory relief.

The Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date the Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Company rejected the Louisiana right-of-way settlement agreement. The Company has accrued for its estimate to settle the litigation as of December 31, 2002.

SEC Lawsuit. The Company and various current or former directors, officers and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to pre-petition claims as to the Debtors. The Plan specifies how pre-petition litigation claims against the Debtors will be treated following the Debtor’s emergence from bankruptcy. Claims arising after the filing date will not be discharged following emergence.

On June 26, 2002, the SEC filed suit against the Company and certain members of former management for violations of sections 10(b) and 13(a) of the Exchange Act and SEC Rules 10b-5, 12b-20, 13a-1 and 13a-13, alleging that from at least the first quarter of 2001 through the first quarter of 2002, WorldCom defrauded investors by disguising its true operating performance via improper accounting methods that materially overstated its income by approximately $3.9 billion. On November 5, 2002, the SEC filed an amended complaint that broadened the scope of the claims, including a claim under section 17(a) of the Securities Act, to reflect among other things the Company’s disclosure that the overall restatements could total in excess of $9 billion. On May 19, 2003, the SEC filed a second amended complaint that added a claim for disgorgement of unlawful gains obtained as a result of the alleged misstatements.

On November 26, 2002, the Company consented to the entry of a permanent injunction that partially resolved claims brought in this suit. The injunction imposes certain ongoing obligations on the Company and permits the SEC to seek a civil penalty from the Company.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 19, 2003, the Company announced a proposed settlement with the SEC regarding a civil penalty. Pursuant to the initial proposed settlement, the Company would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of the Company’s emergence from Chapter 11 protection. On June 11, 2003, the Company consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the permanent injunction entered on November 26, 2002. On July 2 and 3, 2003, the Company filed documents in the District Court modifying the proposed settlement. Pursuant to the revised proposed settlement, the Company will satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of the Company’s emergence from Chapter 11 protection and by transfer of common stock in the reorganized company having a value of $250 million. On July 7, 2003, the District Court issued an order approving the proposed settlement. On September 3, 2003, one of the Company’s creditors filed a notice of appeal of this order to the U.S. Court of Appeals for the Second Circuit. On August 6, 2003, the U.S. Bankruptcy Court for the Southern District of New York issued an order approving the proposed settlement. On August 18, 2003, certain creditors filed a notice of appeal of this order to the U.S. District Court. Pursuant to agreements entered into in connection with the Second Amended Plan of Reorganization, those creditors have agreed to withdraw their appeals upon the effective date of the Plan. The District Court’s order provides that the funds paid and common stock transferred by the Company in satisfaction of the SEC’s penalty claim will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002. The Company has estimated the allowed claim to be $2.25 billion, which was accrued during 2002.

On December 17, 2003, the United States District Court for the Southern District of New York issued an order further modifying its November 26, 2002 order. The December 17, 2003 order directed the Company to submit a report describing the status of certain of the Company’s internal control efforts to the District Court, Corporate Monitor Richard Breeden, and the SEC; and directed the Company to cause Deloitte & Touche LLP (“Deloitte”), which has acted as a consultant to the Company with respect to internal controls, to submit a similar report. The Company and Deloitte submitted their reports on December 24, 2003.

In addition to the above, from time to time, the Company is involved in arbitrations or legal and tax proceedings that arise in the ordinary course of its business. Management believes its risk management practices are reasonably adequate to cover against future potential losses. The Company cannot predict the timing or outcome of these claims and proceedings. Management believes that the matters described above will not have a material adverse affect on the Company’s results of operation, liquidity or financial condition. Currently, the Company is not involved in any arbitration and/or legal proceeding that it expects to have a material effect on its business, results of operations, liquidity or financial condition.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products as are usual and customary in the Company’s business. The Company evaluates estimated losses for such indemnifications provisions under SFAS No. 5 “Accounting for Contingencies.” The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the consolidated financial statements.

Additionally, the Company provides indemnifications in certain lease agreements in which it agrees to absorb the increased cost to the lessor resulting from an adverse change in certain tax laws, which are usual and customary in leases of these types. The Company evaluates estimated losses for such indemnifications under SFAS No. 5. As the indemnifications are contingent on tax law changes, the maximum amount of loss cannot be

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated until there is actually a change in the tax laws. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the consolidated financial statements.

(21) Income Taxes

The Company is subject to U.S. Federal, state, local and foreign income taxes. The domestic and foreign components of loss from continuing operations before provision for income taxes were as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Domestic	$(9,268)	$(12,112)	$(48,191)
Foreign	78	(2,362)	(1,729)

Loss before income taxes	$(9,190)	$(14,474)	$(49,920)

The significant components of the provision for (benefit from) income taxes related to continuing operations were as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Current:
Federal	$(154)	$4	$28
State and local	78	77	66
Foreign	(68)	828	282

Total current (benefit) expense	(144)	909	376
Deferred:
Federal	154	250	(2,071)
State and local	11	19	(154)
Foreign	33	(675)	(66)

Total deferred expense (benefit)	198	(406)	(2,291)

Total income tax expense (benefit) related to continuing operations	$54	$503	$(1,915)

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of differences between the federal income tax statutory rates and effective income tax rates for income from continuing operations, which include both federal and state income taxes, were as follows:

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Statutory tax rate	35.0%	35.0%	35.0%
Goodwill	(0.3)	(9.5)	(22.3)
Foreign income inclusion	(3.2)	(1.2)	(0.1)
Penalties	(8.6)	—	—
State income taxes	(0.7)	(0.5)	0.2
Valuation allowance	(18.8)	(19.5)	(7.2)
Foreign taxes	0.7	(6.8)	(1.6)
Other	(4.7)	(1.0)	(0.2)

Effective tax rate	(0.6)%	(3.5)%	3.8%

The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The 2002 effective rate is lower than the expected federal statutory rate of 35% primarily due to (i) a SEC civil penalty and other permanent items non-deductible for tax purposes and (ii) an increase in the valuation allowance attributable to losses from operations for which no tax benefit was recorded.

The 2001 effective rate is lower than the expected federal statutory rate of 35% primarily due to (i) impairment charges recorded in 2001 relating to goodwill for which no tax benefit was recorded, (ii) differences in effective tax rates in foreign jurisdictions, and (iii) an increase in the valuation allowance attributable to losses from operations for which no tax benefit was recorded.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2000 effective rate is lower than the expected federal statutory rate of 35% primarily due to (i) impairment charges recorded in 2000 relating to goodwill for which no tax benefit was recorded and (ii) an increase in the valuation allowance attributable to losses from operations for which no tax benefit was recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of the deferred tax assets and liabilities were as follows as of December 31, 2002 and 2001 (in millions):

	Year Ended December 31,
	2002	2001
		(Restated)
Deferred tax assets:
Depreciation, amortization and impairment	$308	$—
Intangibles	563	612
Provision for doubtful accounts	944	884
Net operating loss carryforwards	7,487	6,524
Accrued liabilities	181	125
Investments	69	58
Tax credits	303	351
Impairment of international long-lived assets	1,379	1,010
Embratel deferred tax assets	667	806
Other	1,019	826

Total deferred tax assets	12,920	11,196
Less: valuation allowance	(11,718)	(9,497)

Net deferred tax asset	$1,202	$1,699

Deferred tax liabilities:
Depreciation, amortization and impairment	$—	$267
Line installation costs	673	626
Embratel deferred tax liabilities	100	206

Total deferred tax liabilities	$773	$1,099

Net deferred tax assets	$429	$600

GAAP requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, the Company determined that it is more likely than not that the Company’s net deferred tax assets, exclusive of Embratel’s, will not be realized and that a valuation allowance of $11.7 billion, $9.5 billion, and $4.7 billion is necessary to offset the net deferred tax asset for the years 2002, 2001 and 2000, respectively. For the years 2002, 2001, and 2000, the Company’s decision to establish a valuation allowance was primarily based on negative evidence of cumulative losses in recent years. Furthermore, the Company filed for bankruptcy in 2002, decreasing even further any likelihood that any of its deferred tax assets will be realized. As discussed in Note 3, upon consummation of the Plan, the Company will recognize a substantial amount of cancellation of indebtedness income. Accordingly, a substantial portion of the Company’s net operating loss carryforwards potentially could be eliminated. Other tax attributes, including

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property bases, could also be reduced. Any surviving capital loss or net operating loss carryforwards may be subject to limitations imposed under the ownership change rules in the Internal Revenue Code.

At December 31, 2002, the Company had unused net operating loss carryforwards for federal and state income tax purposes of approximately $19.9 billion which expire in various amounts through 2022. These NOL carryforwards result in a deferred tax asset of approximately $7.5 billion at December 31, 2002. With the exception of Embratel, a full valuation allowance is being taken against the Company’s net deferred tax assets which includes the loss carryforwards.

Based on operating results for the years 2000 through 2002 and related restatements, the Company generated significant tax net operating losses that can be carried back to reclaim any available U.S. federal income taxes paid in prior years or carried forward to mitigate future tax liabilities. Prior to the Job Creation and Worker Assistance Act of 2002 (the “Act”), enacted by Congress on March 9, 2002, tax net operating losses could be carried back to reclaim U.S. federal income taxes paid in the two years preceding the tax year in which the net operating losses were generated, and could be utilized to a maximum of 90% of alternative minimum tax liability. The Act extended the carryback period to the five years proceeding the tax year in which the net operating loss was generated, and allowed alternative minimum tax net operating losses to be carried back to reclaim all remaining alternative minimum tax liability.

As a result of this legislative change and restatements, the Company received a tax refund in 2002 and recognized $210 million as a result of carrying back NOLs which were previously offset by a valuation allowance.

The Company considers earnings of certain foreign subsidiaries and affiliates to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. The Company has determined that it is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

For the years ended December 31, 2002, 2001 and 2000, the net increases to the Company’s tax valuation allowances were $2.2 billion, $4.8 billion and $4.7 billion, respectively.

(22) Retirement, Other Post-Retirement, and Severance Plans

Pension and Other Post-Retirement Benefit Plans

The Company maintains two defined benefit pension plans, the MCI Communications Corporation Plan and WorldCom International Data Services, Inc. Plan (collectively, the “MCI Plans”), which cover substantially all MCI employees who became WorldCom employees as a result of the merger with MCI and who work 1,000 hours or more in a year. Effective January 1, 1999, participants of the MCI Plans no longer earn future compensation credits, although interest accruals and benefit vesting continues. Annual service cost for the MCI Plans is determined using the projected unit credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of the employees.

The accumulated benefit obligation of the MCI Communications Corporation Plan exceeded the fair value of its assets by $84 million and $21 million at December 31, 2002 and 2001, respectively. As of December 31

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, the Company had an additional minimum pension liability of $47 million, of which $38 million and $9 million (representing the amount of excess unfunded accumulated benefit liability over the accrued liability), was recorded in 2002 and 2001, respectively.

The WorldCom International Data Services, Inc. Plan held assets in excess of the accumulated benefit obligation of $17 million and $27 million for the years ended December 31, 2002 and 2001, respectively.

In 2002, the Company recorded curtailment and settlement gains of $35 million related to workforce reductions. Of this amount, $24 million related to curtailment charges and $59 million related to settlement gains.

The Company also maintains a post-retirement benefit plan that provides health and life insurance benefits to union members who are either currently retired or in active employee status and have satisfied certain eligibility requirements. Actuarially determined post-retirement benefit costs are accrued as active employees earn these benefits. As of December 31, 2002, the Company’s pension and post-retirement plans did not hold any direct investment in WorldCom group or MCI group common stock.

Additionally, Embratel sponsors a defined contribution plan, a defined benefit plan and a post-retirement medical assistance plan (collectively, the “Embratel Benefit Plans”). There were 34 active participants in the defined benefits plans as of December 31, 2002. Contributions to the defined benefit and post-retirement medical assistance plans are based on actuarial studies prepared by independent actuaries under Brazilian regulations and actuarial studies are reviewed periodically to identify whether adjustments to the contributions are necessary.

The following table sets forth changes in the accumulated benefit obligations for the MCI Plans and Embratel Benefit Plans defined benefit pension and post-retirement plans as of December 31, 2002 and 2001 (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Benefit Obligation
Benefit obligation at January 1, 2001 (Restated)	$467	$29	$354	$115
Interest cost	32	2	32	11
Actuarial (gain) loss	(1)	2	16	2
Benefits paid	(45)	(2)	(26)	(3)
Foreign currency exchange	—	—	(55)	(19)
Assumption change	2	—	—	—

Benefit obligation at December 31, 2001	$455	$31	$321	$106

Interest cost	$31	$2	$28	$9
Curtailment loss	24	—	—	—
Actuarial loss	57	—	48	4
Benefits paid	(67)	(2)	(24)	(3)
Foreign currency exchange	—	—	(120)	(37)
Settlement gain	(59)	—	—	—
Assumption change	3	—	—	—

Benefit obligation at December 31, 2002	$444	$31	$253	$79

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents both the change in the value of pension plan assets and the funded status of each plan as of December 31, 2002 and 2001 (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Plan Assets
Fair value of assets at January 1, 2001 (Restated)	$514	$—	$357	$28
Actual return on plan assets	(7)	—	61	3
Foreign currency exchange	—	—	(55)	(5)
Benefits paid	(45)	—	(26)	(3)

Fair value of assets at December 31, 2001	$462	$—	$337	$23

Actual return on plan assets	$(17)	$—	$84	$5
Foreign currency exchange	—	—	(126)	(9)
Benefits paid	(67)	—	(24)	(3)

Fair value of assets at December 31, 2002	$378	$—	$271	$16

As of December 31, 2001 (Restated):
Funded (unfunded) status	$6	$(31)	$16	$(83)
Unrecognized net actuarial (gain) loss	18	—	(54)	38
Unamortized prior service cost	7	—	—	—
Unrecognized transition liability	—	—	2	—

Net amount recognized	$31	$(31)	$(36)	$(45)

As of December 31, 2002:
Funded (unfunded) status	$(67)	$(31)	$18	$(62)
Unrecognized net actuarial (gain) loss	69	—	(34)	26
Unamortized prior service cost	4	—	—	—
Unrecognized transition liability	—	—	1	—

Net amount recognized	$6	$(31)	$(15)	$(36)

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets as of December 31, 2002 and 2001 are as follows (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
As of December 31, 2001 (Restated):
Prepaid (accrued) benefit cost	$31	$(31)	$(36)	$(45)
Additional minimum liability	(15)	—	—	—
Intangible asset	6	—	—	—
Accumulated other comprehensive loss	9	—	—	—

Net amount recognized	$31	$(31)	$(36)	$(45)

As of December 31, 2002:
Prepaid (accrued) benefit cost	$6	$(31)	$(15)	$(36)
Additional minimum liability	(51)	—	—	—
Intangible asset	4	—	—	—
Accumulated other comprehensive loss	47	—	—	—

Net amount recognized	$6	$(31)	$(15)	$(36)

The actuarial assumptions used are based on market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The assumptions used in determining expense and benefit obligations are as follows:

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Year Ended December 31, 2002:
Discount rate	6.75%	6.75%	11.30%	11.30%
Expected return on plan assets	8.50%	N/A	11.30%	11.30%
Average salary increases, social security increases, and plan benefit	N/A	N/A	5.00%	5.00%
Year Ended December 31, 2001:
Discount rate	7.25%	7.25%	11.30%	11.30%
Expected return on plan assets	8.90%	N/A	11.30%	11.30%
Average salary increases, social security increases, and plan benefit	N/A	N/A	5.00%	5.00%

For the MCI Plans, the post-retirement benefit obligation is calculated assuming that health-care costs increased by 8.2% in 2002 and 9.5% in 2001, and that the rate of increase in the per capita cost of covered health-care benefits thereafter (the health-care cost trend rate) was assumed to decrease gradually to 4.25% by 2005 and remain at that level thereafter.

For the Embratel Benefit Plans, the post-retirement benefit obligation is calculated, assuming that health-care costs increased by inflation plus 5.54% in 2002 and 2001, and that the rate of increase in the per capita cost of covered health care benefits thereafter was assumed to decrease gradually to inflation plus 2.7% in 2046 and remain at that level thereafter.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net post-retirement benefit and pension costs for the years ended December 31, 2002, 2001 and 2000 are as follows (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Year Ended December 31, 2000 (Restated):
Interest cost on accumulated post-retirement benefit obligation	$35	$2	$37	$12
Expected return on plan assets	(49)	—	(49)	(4)
Amortization of net loss (gain)	(6)	—	(3)	2

Net periodic post-retirement benefit (income) expense	$(20)	$2	$(15)	$10

Year Ended December 31, 2001 (Restated):
Interest cost on accumulated post-retirement benefit obligation	$32	$2	$32	$11
Expected return on plan assets	(44)	—	(41)	(3)
Amortization of prior service cost	1	—	—	—
Amortization of net loss (gain)	(2)	—	(1)	1

Net periodic post-retirement benefit (income) expense	$(13)	$2	$(10)	$9

Year Ended December 31, 2002:
Interest cost on accumulated post-retirement benefit obligation	$31	$2	$28	$9
Expected return on plan assets	(40)	—	(37)	(2)
Amortization of prior service cost	1	—	—	—
Curtailment loss	26	—	—	—
Settlement loss	7	—	—	—
Amortization of net loss (gain)	—	—	(1)	1

Net periodic post-retirement benefit expense (income)	$25	$2	$(10)	$8

Assumed health care cost trend rates have a significant effect on the amounts reported for the costs each year as well as on the accumulated post-retirement benefit obligation. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage-Point Increase		One Percentage-Point Decrease
	MCI Plans	Embratel Benefit Plans	MCI Plans	Embratel Benefit Plans
Increase (decrease) in total of service and interest components	$—	$2	$—	$(1)
Increase (decrease) in accumulated post-retirement benefit obligation	3	13	(3)	(11)

Defined Contribution Plans

The Company has a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan immediately upon hire. For the years ended December 31, 2002, 2001 and 2000, participants could contribute up to $11,000, $10,500 and $10,500, respectively, of annual earnings on a tax-deferred basis. Upon the completion of one year of service, the Company matches 100 percent on the first 5% of employee contributions. This is done retroactively

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the beginning of the calendar year in which the employee has reached their one-year anniversary. Employees are immediately vested in all contributions to the plan. The Company matching contributions were $100 million, $118 million and $118 million for the years ended 2002, 2001 and 2000, respectively. As of August 8, 2002, WorldCom group and MCI group common stocks were no longer available as investment options under the 401(k) plan due to the Company’s bankruptcy filing and pending voluntary reorganization.

Embratel also sponsors a defined contribution retirement plan. All newly hired Embratel employees are able to participate in Embratel’s plan and no further admittance to the defined benefits plan is allowed. For the defined contributions plan, Embratel’s contribution ranges from 3% to 8% of the participant’s salary, in addition to the extraordinary contributions, provided in the plan’s by-laws, for financing administrative expenses and the balance of the account intended to cover cases of disability and death, also considering lifetime income for the participants or beneficiaries. As with the defined benefit and post-retirement plans, contributions to the defined contributions plan are based on actuarial studies prepared by independent actuaries under Brazilian regulations and are reviewed periodically to identify whether adjustments to the contributions are necessary. Embratel’s matching contributions were $7 million, $9 million and $11 million for the years ended 2002, 2001 and 2000, respectively.

Severance Plans

The Company provides severance benefits to its employees under its severance policy. These benefits vest when the employee is notified of their termination. The amount of benefit varies based on the employee’s term of service. Severance payments to employees who had been notified of termination on or before June 14, 2002 were paid their severance benefit in a lump-sum on the date of termination. Severance benefits for terminations after that date are paid in equal bi-weekly payments.

Throughout 2002, 2001 and 2000, the Company implemented workforce reductions on a company-wide basis, impacting all business units. Amounts for employee termination costs were recorded as announced to the affected employees and in accordance with the Company’s Severance Policy. In 2002, 2001 and 2000, a total of 15,774, 6,767 and 258 employees were terminated resulting in total severance costs accrued and incurred of $133 million, $55 million and $6 million, respectively. Since these amounts were accrued as announced, the timing of the cash payments was not significantly different than the recognition of the severance expenses. Cash payments in 2002, 2001 and 2000 were $101 million, $55 million and $6 million, respectively. The remaining severance accrued as of December 31, 2002 was $32 million.

(23) Segment and Geographic Information

As of December 31, 2002, the Company’s segments represent strategic business units based on the types of customers each segment serves. These segments consist of Business Markets, Mass Markets, International and Embratel. These segments were determined in accordance with how the Company’s executive management, as of the end of 2002, analyzed, evaluated and operated the Company’s entire global operations. The Company evaluates the performance of its segments and allocates resources to them based on revenues and direct selling, general and administrative expenses. Expenses associated with the operation of the Company’s network, indirect selling, general and administrative expenses and corporate functions are evaluated based on their respective costs and, therefore, have been included in Corporate and Other. Revenue and expenses are measured in accordance with the policies and procedures described in Note 2. The Company is in the process of enhancing its cost accounting processes and systems to fully allocate the costs currently reported in Corporate and Other to the segments. As a result, the Company expects to report changes in its segment reporting in 2004.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, former management evaluated the Company’s business performance by analyzing the Company’s revenues, selling, general and administrative expense and capital expenditures based on the two classes of trading common stock:    MCI group and WorldCom group. Commencing in January 2002, the Company made extensive changes in the composition of its senior management, including appointment of a new Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Corporate Controller. The new senior management of the Company restructured the Company’s business activities and its financial, operational and management structure, which focused internal reporting and management of its businesses on the major types of customers served by the Company. These organizational changes led to a change in segment reporting in 2002. The Company has restated its segment reporting presentation for 2001 and 2000 to conform to what is currently utilized by management to evaluate the Company’s performance.

Segments

The following is a description of the Company’s segments as they exist as of December 31, 2002.

•	Business Markets provides telecommunications services to large domestic and multinational businesses, government agencies and other communication carriers in the United States. These services include local-to-global business data, Internet, voice services and managed network services to businesses and governments.

•	Mass Markets provides local, long distance and international voice telephone service and Internet telecommunications services to residential and small business customers in the United States.

•	International provides telecommunications services to business customers and telecommunications carriers in Europe, the Middle East, Africa, (collectively “EMEA”) the Asian Pacific region, Latin America and Canada. These services include voice telecommunications, data services, Internet and managed network services.

•	Embratel provides a wide array of telecommunications services in Brazil under the terms of concessions granted by the Federal Government of Brazil. Embratel’s service offerings include voice, data telecommunications services, Internet, satellite data telecommunications and corporate networks.

All revenues for the Company’s products and services are generated through external customers. The Company has four main product and service categories: Voice, Data, Internet, and Other, which is principally composed of messaging services.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information for each reportable segment and revenue product lines is as follows (in millions):

	Year Ended December 31, 2002
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$5,844	$7,150	$2,217	$824	$16,035	$—	$16,035
Data	7,521	20	338	70	7,949	—	7,949
Internet	3,615		922	78	4,615	—	4,615
Other	—		—	—	—	3,603	3,603

Total revenue	16,980	7,170	3,477	972	28,599	3,603	32,202

Access costs and costs of services and products				16,813	16,813	2,177	18,990
Gross profit					11,786	1,426	13,212
Selling, general and administrative	2,112	2,217	1,062	2,843	8,234	945	9,179
Depreciation and amortization				2,918	2,918	373	3,291
Unclassified (income) expense				(35)	(35)	—	(35)
Impairment charges				4,999	4,999	—	4,999
Operating income (loss)					(4,330)	108	(4,222)
Interest income (expense)					(1,358)	(14)	(1,372)
Miscellaneous income (expense)					(2,224)	(570)	(2,794)
Reorganization items, net					(802)	—	(802)
Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle					$(8,714)	$(476)	$(9,190)

Assets				$23,282	$23,282	$3,254	$26,536

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001 (Restated)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$7,352	$8,315	$1,691	$964	$18,322	$—	$18,322
Data	9,140	3	433	239	9,815	—	9,815
Internet	3,928		908	102	4,938	—	4,938
Other	—	—	—	—	—	4,593	4,593

Total revenue	20,420	8,318	3,032	1,305	33,075	4,593	37,668

Access costs and costs of services and products				18,493	18,493	2,899	21,392
Gross profit					14,582	1,694	16,276
Selling, general and administrative	2,313	2,214	1,122	3,730	9,379	1,281	10,660
Depreciation and amortization				4,322	4,322	529	4,851
Unclassified (income) expense				(383)	(383)	—	(383)
Impairment charges				11,020	11,020	1,572	12,592
Operating income (loss)					(9,756)	(1,688)	(11,444)
Interest income (expense)					(2,071)	(28)	(2,099)
Miscellaneous income (expense)					(687)	(244)	(931)
Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle					$(12,514)	$(1,960)	$(14,474)

Assets				$28,983	$28,983	$4,723	$33,706

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2000 (Restated)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$8,839	$9,212	$1,515	$803	$20,369	$—	$20,369
Data	8,960	17	345	108	9,430	—	9,430
Internet	3,350	9	924	454	4,737	—	4,737
Other	—	—	—	—	—	4,808	4,808

Total revenue	21,149	9,238	2,784	1,365	34,536	4,808	39,344

Access costs and costs of services and products				19,017	19,017	2,978	21,995
Gross profit					15,519	1,830	17,349
Selling, general and administrative	2,308	2,416	1,182	3,422	9,328	1,009	10,337
Depreciation and amortization				7,925	7,925	560	8,485
Unclassified (income) expense				426	426	—	426
Impairment charges				47,180	47,180	—	47,180
Operating income (loss)					(49,340)	261	(49,079)
Interest income (expense)					(1,289)	(11)	(1,300)
Miscellaneous income (expense)					414	45	459
Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle					$(50,215)	$295	$(49,920)

Assets				$37,444	$37,444	$6,744	$44,188

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about Geographic Areas

Information about the Company’s operations by geographic area is as follows (in millions):

	Year Ended or As of December 31,
	2002	2001	2000
		(Restated)	(Restated)
Revenue:
United States	$24,862	$29,385	$31,327
Asia Pacific	604	629	612
EMEA	2,844	2,722	2,183
Brazil	3,644	4,642	4,857
Other	248	290	365

Total	$32,202	$37,668	$39,344

Property, plant and equipment, net:
United States	$10,239	$15,455	$17,661
Asia Pacific	159	242	274
EMEA	2,137	3,262	3,686
Brazil	1,495	2,283	2,580
Other	160	244	276

Total	$14,190	$21,486	$24,477

(24) Related Party Transactions

Ebbers Loan Arrangements

From shortly after the Company’s inception until April 29, 2002, Bernard J. Ebbers served as the Company’s President and Chief Executive Officer. Beginning on or about September 1995, Mr. Ebbers and companies under his control entered into various loan agreements with Bank of America, N.A. (or its predecessors in interest). Between 1995 and 2000, Mr. Ebbers or companies under his control borrowed certain amounts from Bank of America under these loan agreements, and became obligated under a Bank of America letter of credit in the amount of $45.6 million issued in connection with a donation to his alma mater, Mississippi College. In connection with these transactions, Mr. Ebbers pledged shares of the Company’s common stock. In addition, to secure his obligations incurred in connection with acquisitions of interests in outside businesses and other transactions, Mr. Ebbers pledged several million shares of the Company’s common stock and certain assets to an affiliate of Citicorp.

Commencing in 2000 and continuing through April 2002, Mr. Ebbers requested from time to time that the Company loan funds to him and/or guarantee loans he had received from other institutions in response to margin calls being made by such institutions following declines in the value of the Company’s common stock. In response to his requests, the Compensation and Stock Option Committee (the “Compensation Committee”) of the Company’s former Board of Directors approved direct loans to Mr. Ebbers of $100 million in 2000 and an additional $65 million on January 30, 2002, for a total of $165 million. The Compensation Committee also approved a guarantee by the Company of a $150 million loan from Bank of America to Mr. Ebbers and the $45.6 million Bank of America letter of credit noted above. The Compensation Committee approved these loans and guarantees following a determination that it was in the best interest of WorldCom and its shareholders to avoid forced sales by Mr. Ebbers of his common stock. The Company’s former Board of Directors subsequently

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratified the loans and guarantees. In connection with the restatement described in Note 4, the Company determined that the interest rate charged to Mr. Ebbers was below market rates for interest. The Company determined that a more appropriate rate of interest for the period from 2000, when the loans were first provided, until March 31, 2002, was 11.11% (reflecting that while interest rates declined over that period, the risk of non-payment of the loans increased). The Company has recorded interest income of $8 million, $12 million, and $2 million in 2002, 2001 and 2000, respectively of which $7 million, $8 million and $1 million was imputed interest on the loans in 2002, 2001 and 2000, respectively. The amount imputed was recorded as a reduction to selling, general and administrative expense to recognize that this interest was not charged and is considered additional compensation to Mr. Ebbers.

Following further declines in the trading price of the Company’s common stock through early February 2002, the Company made aggregate payments to Bank of America of approximately $198.7 million to repay all of the outstanding debt guaranteed by the Company and deposited approximately $36.5 million with Bank of America (of which approximately $2 million was remitted to the Company as of March 2003) to collateralize the letter of credit.

On April 2, 2002, the Company and Mr. Ebbers entered into a letter agreement (the “Ebbers Letter Agreement”) whereby Mr. Ebbers (i) indemnified the Company against any losses incurred in respect of the loans and guarantees provided by the Company and (ii) pledged 9,287,277 shares of WorldCom group common stock and 575,149 shares of MCI group common stock (representing all of Mr. Ebbers’ unencumbered shares in WorldCom, Inc.) to secure his obligations. In addition, on April 18, 2002, the Company and Mr. Ebbers entered into a pledge and security agreement (the “Ebbers Pledge and Security Agreement”), whereby Mr. Ebbers granted the Company security interests in all of his interest in BC Yacht Sales, Inc., a yacht sales company wholly-owned by Mr. Ebbers and BCT Holdings, LLC, a shipyard in which Mr. Ebbers held a 99.8% interest (collectively, “Intermarine”), Douglas Lake Land & Timber Company LLP (“DL LLP”), a working cattle ranch in Canada in which Mr. Ebbers owned a 99% interest directly; and Douglas Lake Land & Timber Company, which owned the remaining 1% of DL LLP (together with DL LLP, “Douglas Lake”). In addition, Mr. Ebbers owned an 86.25% interest in Joshua Holdings LLC (“Joshua”), the majority shareholder in Joshua Timberlands LLC (“Joshua Timberlands”), a timber venture located in several southeastern states. Due to restrictions set forth in a credit agreement between Joshua Timberlands and The Travelers Insurance Company, Mr. Ebbers only granted a security interest totaling 21.25% of the capital stock of Joshua. The Company also received a pledge by the other two interest holders in Joshua relating to an additional 13.75% of its capital stock. Under agreements between the Company and Mr. Ebbers, dated April 17, 2002, the Company became entitled to exercise sole and exclusive control of Mr. Ebbers pledged property interests, including voting interests upon notice to the relevant company (the “Control Agreements”).

On April 29, 2002, in connection with Mr. Ebbers’ resignation as President, Chief Executive Officer and Director of WorldCom, the Company consolidated these various demand loan and guaranty arrangements into a single promissory term note in the principal amount of approximately $408.2 million (the “Ebbers Note”). Pursuant to the terms of the Ebbers Note, in addition to accrued and unpaid interest as described below, the principal amount was subject to payment over five years on the following schedule: $25 million on April 29, 2003, $25 million on April 29, 2004, $75 million on April 29, 2005, $100 million on April 29, 2006, and all remaining principal on April 29, 2007. The Ebbers Note also provided for the payment of interest on the outstanding balance, compounded monthly, on each repayment date at a fluctuating interest rate equal to that under one of the Company’s credit facilities, which was 2.31875% per annum as of April 29, 2002. The Ebbers Note further provided that all principal and accrued interest would become immediately due and payable (1) upon the death of Mr. Ebbers, (2) upon demand in the case of certain events of default or (3) automatically without notice in the case of certain events of bankruptcy by or against Mr. Ebbers.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 30, 2003, the Company served Mr. Ebbers with a notice of event of default under the Ebbers Note due to his failure to make the scheduled $25 million principal payment on April 29, 2003. As a consequence, all principal and accrued interest under the Ebbers Note became immediately due and payable. Mr. Ebbers disputes that he is in default under the Ebbers Note due to the receipt of proceeds of asset sales discussed below. To date, Mr. Ebbers has not made any payment with respect to his obligations under the Ebbers Note. After giving consideration to various factors, including what the Company considered to be a default of the Ebbers Note and management’s knowledge and estimates of Mr. Ebbers’ financial condition, the Company concluded that the collectibility of the Ebbers Note was remote. Accordingly, the Company established a valuation reserve, reflected as of March 2002, which the Company booked to bad debt expense (a component of selling, general and administrative expense) in an amount equal to the outstanding principal and accrued interest balance under the Ebbers Note less the amount anticipated to be realized by the Company in connection with the disposition of the Intermarine, Douglas Lake and Joshua collateral. Subsequent to the March 2002 filing, the Company obtained a third party independent appraisal of the Joshua properties which indicated a value less than the balance of the senior debt. In addition, the Company was able to secure sales contracts for the Intermarine and Douglas Lake properties. Accordingly, as of June 2002, the Company increased the reserve to include the entire amount of the note, net of the ultimate selling prices of the Intermarine and Douglas properties.

The Company has exercised certain of its rights under the Ebbers Pledge and Security Agreement and the Control Agreements to require the sale of Intermarine and Douglas Lake and to apply the proceeds to reduce the principal amount outstanding under the Ebbers Note. In October 2002, the Company acquired Mr. Ebbers’ interests in Intermarine through a strict foreclosure action. In December 2002, the Company sold a yacht and in February 2003, sold substantially all of the remaining assets of Intermarine. The net proceeds of these sales plus the proceeds of prior sales of other yachts contained in the bank account of Yacht Sales totaled approximately $17.4 million. In January 2003, the Company exercised certain control rights with respect to Mr. Ebbers’s interests in Douglas Lake and began a marketing process for the ranch and its operations. Bids were received from interested parties on March 31, 2003. On May 29, 2003, the Company entered into an agreement to sell Douglas Lake (the “Purchase Agreement”). The transaction closed on February 11, 2004. The Company received approximately $35 million in net proceeds in connection with the closing. The Company may receive additional proceeds of up to approximately $15 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the Purchase Agreement. Based on the appraised net value of the Joshua Timberlands property, the Company has elected not to exercise its right to foreclose on the Joshua assets at this time.

The Company will continue in its efforts to recover all amounts due and payable under the Ebbers Note.

Ebbers Separation Agreement

The Company also entered into a separation agreement with Mr. Ebbers as of April 29, 2002, which provided for his resignation from all directorships, offices and positions with the Company, and for his appointment to serve the Company’s Board of Directors as non-executive “Chairman Emeritus” at the pleasure of the Board. Pursuant to the separation agreement, Mr. Ebbers agreed to remain available for a period of five years to provide consulting services from time to time. The agreement also provided for the Company to make an annual pension payment of $1.5 million to Mr. Ebbers for the remainder of his life and an annual pension benefit of $750,000 to his current spouse for the remainder of her life, should she survive him. In addition, the Company agreed to continue in effect its indemnification of him and to provide continued medical and life insurance benefits for Mr. Ebbers’ lifetime at the Company’s expense and limited use of the Company’s aircraft, subject to reimbursement to the Company by Ebbers on the same basis as is currently in effect with the Company for personal usage. Ebbers was also granted the right to lease office space from the Company. The separation

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement further provided that all of Mr. Ebbers’ outstanding options to purchase WorldCom group common stock or MCI group common stock became fully vested and exercisable as of April 29, 2002, and would generally remain exercisable for a period of five years following that date (or, if earlier, the expiration of the original term). As of April 29, 2002, Mr. Ebbers held (i) unvested options to acquire 1,788,627 shares of WorldCom group common stock at a weighted-average exercise price of $30.90 per share, (ii) vested options to acquire 9,510,678 shares of WorldCom group common stock at a weighted-average exercise price of $21.25 per share and (iii) no vested or unvested options to acquire MCI group common stock. Under the separation agreement, Mr. Ebbers further agreed to be subject to a number of restrictive covenants, including a five-year non-competition covenant in favor of the Company’s affiliates and the Company. The Company and Mr. Ebbers also agreed to and executed a mutual release of actual or potential claims, subject to certain exceptions. Finally, the separation agreement provided that, in the event of any breach of the separation agreement by Mr. Ebbers, default by Mr. Ebbers with respect to any of his obligations under the Ebbers Note and related arrangements or the filing of bankruptcy by him, the payment of pension benefits described above would be permanently discontinued and all outstanding amounts due to the Company by him would be accelerated as provided in the Ebbers Note.

The Company has not made any of the pension payments under the separation agreement nor provided any of the other benefits under the agreement except health benefits. Additionally, the Company ceased providing health benefits on March 31, 2003. The Company believes that Mr. Ebbers had breached the separation agreement. However, Mr. Ebbers asserts that he has not breached the separation agreement and that the Company breached the separation agreement prior to any alleged breach by Mr. Ebbers. As of December 31, 2002, the Company had accrued approximately $19 million related to these pension, medical, and life insurance benefits.

Mr. Ebbers has filed proofs of claim in the Company’s Chapter 11 cases seeking, among other things, payment of benefits under the separation agreement. On September 30, 2003, the Company filed a notice of rejection of the separation agreement in its Chapter 11 case. The notice indicated it was merely a protective measure, as the Company believes the separation agreement is not an executory contract on account of the prior breach by Mr. Ebbers. On October 15, 2003, Mr. Ebbers objected to the notice of rejection.

Other Transactions with Ebbers

During 2002, 2001 and 2000, the Company provided office space and Internet access at no charge to the Jackson Bandits, a minor league hockey team owned in part by Mr. Ebbers. The cost associated with the 1,300 square foot office space and the T-1 Internet connection totaled approximately $160,000 in 2002 and approximately $240,000 in each of 2001 and 2000. In addition, the Company purchased advertising from the Jackson Bandits at a cost of $17,000 in 2001 and $19,000 in 2000.

During 2002, 2001 and 2000, Mr. Ebbers was an owner of KLLM Transportation, Inc. (“KLLM”), for which the Company provided voice telecommunications services in the amounts of $122,000, $113,000 and $130,000, respectively. There was no payable due to the Company as of December 31, 2002 and approximately $30,000 due from KLLM as of December 31, 2001. During 2002, the Company also provided telecommunication services to other companies owned by Mr. Ebbers. The total revenue generated in 2002, 2001 and 2000 by the sale of such services to these companies was approximately $22,000, $23,000 and $24,000, respectively.

Mr. Ebbers individually provided Ronald Beaumont, the Company’s Chief Operating Officer of WorldCom Group from December 2000 until May 2002, with a $650,000 personal loan that accrued interest at a rate of 10% per annum. The loan from Mr. Ebbers was provided in two installments, with $250,000 loaned in 2000 and an additional $400,000 loaned in 2002.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with Ronald Beaumont

During the years 2002, 2001 and 2000, the Company purchased services from three companies owned by Mr. Beaumont (Beaumont Events Company, Beaumont Ranch Company and Beaumont Key Services). The companies were engaged by the Company to host certain events. The total cost of these services provided during 2002, 2001 and 2000 totaled $21,000, $17,000 and $48,000, respectively.

Kellett Airplane Arrangements

In 2001, the Company entered into a lease arrangement related to a Falcon 20 airplane with Kellett Investment Corporation (“KIC”), controlled by Stiles Kellett Jr., who at the time was a member of the Company’s Board of Directors and chairman of the Compensation Committee. Pursuant to the terms of the lease, the Company leased the Falcon 20 aircraft to KIC for a nominal monthly fee with a term expiring on June 15, 2002. KIC was also responsible under the lease for the costs of the insurance on the airplane, the pilots, the hangar expense, fuel, and payment to the Company of a $400 per hour flight fee. The Company retained responsibility under the lease for reimbursing KIC for the costs of the maintenance for the airplane.

In 2002, Mr. Breeden, the Corporate Monitor, conducted an investigation of the airplane arrangement. On September 6, 2002, Mr. Breeden sent a summary of his investigation of the lease arrangement to the Company’s Board of Directors, which concluded that the terms of the lease arrangement were below fair market value and the lease should have been disclosed to the Board of Directors and on Mr. Kellett’s annual “directors’ and officers’ questionnaire.” Mr. Breeden recommended, among other things, that the Company seek to obtain additional amounts owed to the Company under the lease arrangement, and that the Board of Directors remove Mr. Kellett as a director. In October 2002, the Company entered into a settlement agreement with Mr. Kellett pursuant to which Mr. Kellett paid to the Company the balance necessary for reimbursement for his use of the airplane under the lease at a rate of $3,000 per hour, offset by amounts the Company owed him which totaled $148,000 in 2002. Under the settlement agreement, Mr. Kellett also resigned from the Board of Directors.

Roberts Airplane Arrangements

From 2000 to 2002, the Company incurred air transportation costs for Bert C. Roberts, Jr. (the Chairman of the Board of Directors from 1998 until his resignation in December 2002 and a member of the Compensation Committee) and other WorldCom employees. Such transportation was provided by BR Ventures (“BRV”), a wholly owned company held by Mr. Roberts. The Company paid BRV for use of the aircraft for WorldCom business at a rate of approximately $1,600 per flight hour. The Company paid BRV for Mr. Roberts’s personal use of the aircraft using an Internal Revenue Service formula, which amounts were imputed as income to Mr. Roberts. The Company paid approximately $159,000, $412,000 and $289,000 to BRV under this arrangement in 2002, 2001 and 2000, respectively.

Transactions with Companies Related to Clifford Alexander

Clifford Alexander, a member of the Company’s Board of Directors during 2001 and 2000, also served as Dun and Bradstreet’s (“D&B”) Chief Executive Officer and Chairman of the Board of Directors during fiscal year 2000. During that time, the Company used D&B’s credit, reporting and collection services in addition to various business and information services. The total cost of the services provided by D&B during fiscal year 2000 was $6.9 million, of which $158,000 remained as a payable at December 31, 2000. During 2000, the Company provided $17 million in dial-up and dedicated access telecommunication services to D&B. After Mr. Alexander left his position at D&B, the Company continued to utilize their services in the same capacity as before.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, Mr. Alexander served as Moody’s Corporation’s Chairman of the Board during the fiscal years 2001 and 2000. During that time, the Company used their credit monitoring and rating services. The total cost of the services provided by Moody’s Corporation during fiscal years 2001 and 2000 was approximately $370,000 and $107,000, respectively. The Company had no payable outstanding to Moody’s Corporation at December 31, 2001. In addition, the Company provided $972,000 and $872,000 of services to Moody’s during 2001 and 2000, of which $378,000 was due to the Company as of December 31, 2001. After Mr. Alexander left his position on the Company’s Board of Directors, the Company continued to utilize Moody’s Corporation’s services in the same capacity as before.

Transactions with Telefonica de Espana

Juan Villalonga, a member of the Company’s Board of Directors during 2000, also served as Telefonica de Espana’s Chief Executive Officer and Chairman of the Board. During that time the Company used Telefonica de Espana’s network services for calls that originated on the Company’s network and terminated in Spain. The total cost of the services provided by Telefonica de Espana during fiscal year 2000 was $48 million. In addition, the Company provided $14 million of services to Telefonica de Espana during 2000. After Mr. Villalonga left his position on the Company’s Board of Directors, the Company continued to utilize Telefonica de Espana’s services in the same capacity as before.

Transactions with Phillips & Brooks/Gladwin, Inc.

John Porter, a member of the Company’s Board of Directors during 2000, also served as Phillips & Brooks/Gladwin, Inc’s Chairman of the Board. During that time, the Company used payphone equipment which was installed in correctional institutions. The total cost of the services provided by Phillips & Brooks/Gladwin during fiscal year 2000 was approximately $435,000. After Mr. Porter left his position on the Company’s Board of Directors, the Company continued to utilize Phillips & Brooks/Gladwin’ services in the same capacity as before.

Transaction with Brown Brothers & Harriman (“BB&H”)

Lawrence Tucker, a member of the Company’s Board of Directors from 1998 through October 2000 and an Advisory Director from November 2000 through October 2002, was a General Partner of BB&H. During 2002, 2001 and 2000, the Company provided telecommunications services to BB&H in the amounts of $533,000, $780,000 and $576,000, respectively. Receivables for services due to the Company as of December 31, 2002 and 2001 were $54,000 and $69,000, respectively.

Transactions with Companies Related to John Sidgmore

John Sidgmore, the Company’s interim President and Chief Executive Officer from April 2002 through December 2002 and a member of the Company’s Board of Directors from 1998 through October 2002, was a venture partner of New Enterprise Associates (“NEA”) since October 2001. During 2002 and 2001, the Company provided voice and data services to NEA in the amount of $170,000 and $215,000, respectively. Receivables for services due to the Company as of December 31, 2002 and 2001 were $15,000 and $66,000, respectively.

Mr. Sidgmore was also Chairman and Chief Executive Officer of eCommerce Industries, Inc. (“ECI”). During 2002, 2001, and 2000, the Company provided various telecommunications services to ECI in the amounts of $275,000, $204,000 and $195,000, respectively. Receivables for services due to the Company as of December 31, 2002 and 2001 were $6,000 and $6,000 respectively. The Company also provided telecommunications

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services to United Business Computers, a subsidiary of ECI, during 2002, 2001 and 2000 in the amounts of $196,000, $168,000 and $21,000, respectively. Receivables for services due to the Company as of December 31, 2002 and 2001 were $36,000 and $48,000, respectively.

(25) Condensed Combined Financial Statements (Unaudited)

The following unaudited condensed combined financial statements of the Debtors, consisting of substantially all of the Company’s direct and indirect domestic subsidiaries, represents the unaudited condensed combined financial position as of December 31, 2002 and the results of operations for the Debtor entities for the year ended December 31, 2002. These statements have been prepared on the same basis as the Company’s consolidated financial statements.

Debtors Unaudited Condensed Combined Statement of Operations

Year Ended December 31, 2002

(In Millions)

Revenues	$28,287	(1)
Operating expenses	31,814	(1)

Operating loss	(3,527)
Other expense, net	(5,414)

Loss from continuing operations before income taxes and minority interests	(8,941)
Income tax expense	(131)
Minority interests, net of tax	21

Loss from continuing operations before cumulative effect of a change in accounting principle	(9,051)
Loss from discontinued operations	(90)
Cumulative effect of a change in accounting principle	(32)

Net loss	(9,173)
Distributions on preferred securities	19

Net loss attributable to common shareholders	$(9,192	)(2)

(1)	Includes revenues and associated costs of the Company’s non-debtor international subsidiaries that are subject to transfer pricing agreements with one of the Company’s debtor subsidiaries which effectively transfers the revenues and expenses of the non-debtor international subsidiaries to a debtor entity.

(2)	The net loss attributable to common shareholders of the Debtors is equal to the Company’s consolidated net loss attributable to common shareholders because WorldCom, Inc. (ultimate Parent company of all consolidated subsidiaries) is a debtor and the non-debtor subsidiaries are accounted for on the equity method of accounting in these unaudited condensed combined financial statements of the debtor entities. Equity in earnings (losses) are included in other expense net.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors Unaudited Condensed Combined Balance Sheet

As of December 31, 2002

(In Millions)

ASSETS
Cash and cash equivalents	$2,271
Accounts receivable, net of allowance for doubtful accounts of $786	4,621
Other current assets	570

Total current assets	7,462
Property, plant and equipment, net	9,651
Other assets	4,549

$21,662

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities	$4,099
Long-term liabilities and other	800
Liabilities subject to compromise	37,154
Minority interest and preferred stock subject to compromise	1,904
Shareholders’ deficit	(22,295)

$21,662

(26) Selected Quarterly Financial Information (Unaudited)

As discussed in Note 4, the Company’s interim results for the quarterly period ended March 31, 2002 have been restated. The following represents the Company’s quarterly results for 2002 (in millions):

	Quarter ended 2002
	As Previously reported March 31	As Restated March 31	June 30	September 30	December 31
Revenues	$8,120	$8,774	$8,204	$8,012	$7,212
Operating income (loss)	843	18	(5,494)	855	399
Income (loss) from continuing operations	172	(245)	(8,672)	62	(196)
Net income (loss) attributable to common shareholders	130	(455)	(8,739)	103	(101)

For the quarter ended March 31, 2002, the increase in revenue resulted primarily from the consolidation of Embratel. The decrease in operating income (loss), income (loss) from continuing operations and net income (loss) resulted primarily from the consolidation of Embratel the reversal of improperly capitalized access costs, and tax adjustments related to restated amounts. See Note 4 for detail discussion of restatement adjustments. In addition, the Company determined that its Wireless business should have qualified as discontinued operations and all amounts related to this operation were restated to discontinued operations in the Company’s consolidated statement of operations. Those restatement amounts served to offset or add to the adjustments described above.

(27) Subsequent Events

On November 12, 2003, the Company announced that it intends to seek a buyer for its ownership interest in Embratel. The Company noted that a buyer has not yet been identified, and that the outcome of this process cannot be assured. Any transaction to sell the Company’s ownership interest in Embratel will be subject to the approval of the Company’s Board of Directors and to any applicable regulatory agencies and third party consents.

WORLDCOM, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 17, 2003, the Company announced that it had accepted for payment at $1.00 per share all shares tendered in its tender offer for all of the outstanding shares of Class A common stock of Digex not already owned by the Company and its subsidiaries and that it had consummated the acquisition of the 50,000 outstanding shares of Series A Convertible Preferred Stock of Digex from Hewlett-Packard pursuant to a purchase agreement previously signed with Hewlett-Packard and one of its wholly owned subsidiaries. Following the expiration of the tender offer, Digex merged with Digex Acquisition, Inc., an indirect wholly owned subsidiary of the Company, in a “short-form” merger with Digex as the surviving company. Accordingly, Digex is now a wholly owned subsidiary of the Company.