Form 10-Q
period 2003-03-31
MCI INC
filed 2004-04-29
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-10415

MCI, Inc.

(Successor by merger to WorldCom, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	20-0533283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22001 Loudoun County Parkway, Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 20, 2004, there were 314,856,250 shares of MCI common stock outstanding.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Predecessor Company
	Three-Month Period Ended March 31,
	2003	2002
		(Restated)
Revenues	$7,228	$8,766
Operating expenses:
Access costs	3,292	3,778
Costs of services and products	883	1,204
Selling, general and administrative	1,776	2,643
Depreciation and amortization	643	944
Unclassified, net	—	157

Total	6,594	8,726
Operating income	634	40
Other income (expense), net:
Interest expense (contractual interest of $625 in 2003)	(54)	(556)
Miscellaneous income, net	48	310
Reorganization items, net	(206)	—

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	422	(206)
Income tax expense	110	28
Minority interests, net of tax	46	25

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	266	(259)
Net income (loss) from discontinued operations	1	(182)

Income (loss) before cumulative effects of changes in accounting principles	267	(441)
Cumulative effects of changes in accounting principles	(215)	(32)

Net income (loss)	52	(473)
Distributions on preferred securities (contractual distributions of $9 in 2003)	—	9

Net income (loss) attributable to common shareholders	$52	$(482)

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	Predecessor Company
	March 31, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$3,521	$2,820
Accounts receivable, net of allowance for doubtful accounts of $1,753 for 2003 and $1,817 for 2002	5,712	5,611
Other current assets	1,334	1,218

Total current assets	10,567	9,649
Property, plant and equipment, net	13,742	14,190
Intangible assets, net	1,501	1,514
Deferred taxes	551	505
Other assets	833	904

	$27,194	$26,762

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$827	$1,080
Accrued access costs	1,960	2,068
Current portion of long-term debt	653	885
Accrued interest	32	35
Other current liabilities	3,546	3,354

Total current liabilities	7,018	7,422
Long-term debt, excluding current portion	1,166	1,046
Other liabilities	1,026	694

Liabilities subject to compromise	37,444	37,154

Commitments and contingencies (Note 8)

Minority interests not subject to compromise	928	837

Minority interests subject to compromise
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures	750	750
Mandatorily redeemable preferred stock issued by subsidiaries	660	660

Preferred stock subject to compromise—Series D, E, and F Junior Convertible Preferred Stock ($436 and $494 aggregate liquidation preference for 2003 and 2002, including $1 of accrued and unpaid dividends for 2003 and 2002)	436	494
Shareholders’ deficit:
Preferred Stock, par value $.01 per share: authorized 50,000,000 in 2003 and 2002; issued and outstanding: none in 2003 and 2002	—	—
Common stock:
WorldCom group common stock, par value $.01 per share; authorized: 4,850,000,000 at March 31, 2003 and December 31, 2002; issued and outstanding: 2,977,561,915 at March 31, 2003 and 2,975,109,694 at December 31, 2002	30	30
MCI group common stock, par value $.01 per share; authorized: 150,000,000 at March 31, 2003 and December 31, 2002; issued and outstanding: 119,004,216 at March 31, 2003 and 118,877,925 at December 31, 2002	1	1
Additional paid-in capital	56,442	56,384
Accumulated deficit	(78,115)	(78,167)
Treasury stock, at cost: 6,765,316 shares of WorldCom group common stock and 270,611 shares of MCI group common stock at March 31, 2003 and December 31, 2002	(185)	(185)
Accumulated other comprehensive loss	(407)	(358)

Total shareholders’ deficit	(22,234)	(22,295)

	$27,194	$26,762

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Predecessor Company
	Three-Month Period Ended March 31,
	2003	2002
		(Restated)
OPERATING ACTIVITIES
Net income (loss)	$52	$(473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	643	944
Cumulative effects of changes in accounting principles	215	32
Minority interests, net of tax	46	25
Bad debt provision	326	399
(Gain) loss on sale of property, plant and equipment	(3)	23
Deferred tax provision	(52)	92
Reserve for employee loan	—	296
Non-cash reorganization items	166	—
Other	13	(6)
Changes in assets and liabilities:
Accounts receivable	(428)	(507)
Other current assets	(132)	(252)
Non current assets	34	74
Accounts payable and accrued access costs	(376)	(290)
Other liabilities	394	536
Other	—	(11)

Net cash provided by operating activities	898	882

INVESTING ACTIVITIES
Additions to property, plant and equipment	(94)	(427)
Proceeds from sale of property, plant and equipment	11	—
Proceeds from sale of investments	—	753

Net cash (used in) provided by investing activities	(83)	326

FINANCING ACTIVITIES
Principal borrowings on debt	58	17
Principal repayments on debt	(182)	(178)
Proceeds from exercise of stock options	—	15
Dividends paid on common and preferred stock	—	(80)

Net cash used in financing activities	(124)	(226)
Effect of exchange rate changes on cash	10	—
Net change in cash and cash equivalents	701	982
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,820	1,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,521	$2,272

SUPPLEMENTAL CASH FLOW INFORMATION:
Refunds received for taxes, net	$(4)	$(227)
Cash paid for interest, net of amounts capitalized	36	314
Cash paid for reorganization items	40	—
Non cash items:
Conversion of preferred stock to common stock	58	—
Unrealized holding loss on investments	—	13

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Organization and Description of Business

MCI, Inc. (formerly known as WorldCom, Inc., (the “Predecessor Company” or “WorldCom”) a public corporation organized in 1983 under the laws of Georgia) serves as a holding company for its direct and indirect domestic subsidiaries and foreign affiliates (collectively, the “Company”, “Successor Company” or “MCI”). Prior to and including December 31, 2003, all operations of the business resulted from the operations of the Predecessor Company. All conditions required for adoption of fresh-start reporting were met on December 23, 2003 and the Company selected December 31, 2003 as the date to adopt the accounting provisions of fresh-start reporting. As a result, the fair value of the Predecessor Company’s assets became the new basis for the Successor Company’s consolidated balance sheet as of December 31, 2003 and all operations beginning January 1, 2004 will be those of the Successor Company.

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

The Company has primarily conducted business through three business units, each of which focuses on the communication needs of customers in specific market segments:

•	Business Markets serves large domestic and multinational businesses, medium size domestic businesses, government agencies and other communication carriers;

•	Mass Markets serves residential and small size business customers; and

•	International serves businesses, government entities and telecommunications carriers outside the United States.

The Company also owns approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. and subsidiaries (“Embratel”), which is a Brazilian voice and data telecommunications company and is considered a separate segment. Because the Company owns a controlling interest in Embratel, the Company consolidates Embratel in its condensed consolidated financial statements. Embratel is operated by its own management and employees. On November 12, 2003, the Predecessor Company announced its intention to sell its interest in Embratel and on March 15, 2004, the Predecessor Company announced that it had entered into a definitive agreement to sell its ownership interest in Embratel to Telefonos de Mexico (“Telmex”) for $360 million in cash. On April 21, 2004, the Company announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million. Completion of the sale is subject to approval by the applicable regulatory, securities and anti-trust authorities. On April 27, 2004, these assets qualified as discontinued operations. As such, the Company will classify these assets as “held for sale” in its consolidated balance sheet and reclassify all revenues and expenses to discontinued operations for all prior periods in the interim three-month period ended June 30, 2004.

Commencing in June 2002, the Predecessor Company undertook a comprehensive review of its previously issued consolidated financial statements and determined that the consolidated financial statements were not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of this review, the Predecessor Company has restated its previously issued consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 and for the three-month period ended March 31, 2002 (see Note 4).

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 21, 2002 (the “Petition Date”), the Predecessor Company and substantially all of its domestic subsidiaries filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). The Predecessor Company and its subsidiaries continued to operate their businesses and manage their properties as debtors-in-possession. The Predecessor Company filed its joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court and, on October 31, 2003, the Bankruptcy Court confirmed the Plan. On April 20, 2004 (the “Emergence Date”), pursuant to the Plan and as part of its emergence from bankruptcy protection, the Predecessor Company merged with and into MCI whereby the separate existence of the Predecessor Company ceased and MCI is the surviving company.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Predecessor Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 12, 2004.

Use of Estimates

The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for impairment charges, revenues and related allowances, allowance for doubtful accounts, accrued access costs, depreciation and amortization of property, plant and equipment and intangible assets, income taxes, acquisition related assets and liabilities and contingent liabilities. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations.

Basis of Financial Statement Preparation

For periods presented subsequent to the Petition Date, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in our unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2003. Cash used for reorganization items is disclosed as a supplement to the unaudited condensed consolidated statement of cash flows.

Consolidation

The condensed consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s condensed consolidated financial statements include Embratel and the resulting minority interests that reflect the economic interests held by unrelated parties. The Company’s significant subsidiaries include Intermedia Communications, Inc. (“Intermedia”), Digex, Incorporated (“Digex”), SkyTel Communications, Inc. (“SkyTel”), and Embratel.

Goodwill and Other Indefinite-Lived Intangible Assets

Effective January 1, 2002, the Predecessor Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 eliminated the periodic amortization of goodwill and other indefinite-lived intangible assets in favor of an accounting model that is based solely upon periodic impairment testing. Goodwill and other indefinite-lived intangibles are reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to the results of operations. Upon adoption of SFAS No. 142 on January 1, 2002, the Predecessor Company recognized a cumulative effect of a change in accounting principle of $32 million related to the impairment of indefinite-lived SkyTel channel rights. Intangible assets that have definite lives are amortized over their useful lives which range from four years to 40 years and are reviewed for impairment, as discussed in “Valuation of Long-Lived Assets” below.

Valuation of Long-Lived Assets

The Company, effective January 1, 2002, adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which provides guidance for evaluating the recoverability of all other long-lived assets, principally property, plant and equipment and definite-lived intangible assets. SFAS No. 144 requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

The Company operates an integrated telecommunications network. All assets comprising the integrated telecommunications network and the related identifiable cash flows are aggregated for the purposes of the impairment review because this aggregated level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. There are certain stand alone operating companies, including Embratel, Digex, SkyTel, and other smaller businesses, for which the carrying value of their long-lived assets are reviewed separately for impairment because their cash flows are largely independent of the cash flows generated by the integrated telecommunications network.

Asset Retirement Obligations

On January 1, 2003, the Predecessor Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This standard requires that obligations, which are legally enforceable, unavoidable and associated with the retirement of tangible long-lived assets, be recorded as liabilities when those

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations are incurred, with the amount of the liability initially measured at the estimated fair value. The offset to each initial asset retirement obligation is an increase in the carrying amount of the related long-lived assets and is depreciated over its estimated useful life. The liability is accreted over time to a projected disposal date. Upon settlement of the liability, the Company will record a gain or loss in its consolidated statement of operations for the difference between the estimate provided and the actual settlement amount to be paid.

The Company has evaluated its long-lived assets and determined that legal asset retirement obligations exist for the removal of a limited number of these assets as of January 1, 2003 and has recorded the cumulative effect of a change in accounting principle in its 2003 statement of operations of $215 million, which represents the difference between the increase in net asset value of $60 million and the estimated liability of $275 million. The majority of these obligations relate to specific lease restoration requirements of leased buildings, obligations related to removal and restoration of international and fiber optic cable, towers and antennae, and obligations related to other long-lived assets.

Operating expenses will increase as a result of the accretion of the Company’s legal asset retirement obligations by approximately $21 million per year and depreciation expense will increase by approximately $6 million per year, which total is approximately $3 million lower than the combined amount for 2002. These items should have no impact on the Company’s cash flows from operations until such time as these long-lived assets are retired and the obligation is settled. The following pro forma table illustrates the effect on the Predecessor Company’s condensed consolidated statements of operations had SFAS No. 143 been applied in 2002 (in millions):

Predecessor Company
Three-Month Period Ended March 31, 2002
(Restated)
Net loss attributable to common shareholders, as reported	$(482)
Deduct: Additional accretion and depreciation expense	(8)

Net loss attributable to common shareholders, as adjusted	$(490)

Earnings per Share

Historical earnings per share information has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests, including the interests of the Predecessor Company’s WorldCom group common stockholders and MCI group common stockholders, were eliminated (without a distribution) on the Emergence Date. In addition, because of the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) by the Predecessor Company in July 2001, in order to present earnings per share information, the Company would be required to determine the net income or loss generated by the WorldCom group and MCI group separately. Primarily as a result of the extensive re-creation of many of the Predecessor Company’s historical financial entries that was required in order to complete its restatement process, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group impracticable. In lieu of presenting historical earnings per share information, unaudited pro forma earnings per share data for the three-month period ended March 31, 2003 has been presented, with such information calculated by dividing net income attributable to common shareholders by the 326 million shares of new MCI common stock that the Plan assumes to be issued by the Company. The Company believes that this unaudited pro forma presentation provides users of its condensed consolidated financial statements with information that is of greater relevance than historical earnings per share information.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma earnings per share is calculated by dividing the Predecessor Company’s net income attributable to common shareholders by 326 million common shares of new MCI common stock assumed to be issued pursuant to its Plan (in millions, except for per share amount):

Predecessor Company
Three-Month Period Ended March 31, 2003
Net income attributable to common shareholders	$52
Shares to be issued pursuant to the Plan	326

Pro forma basic and diluted earnings per share	$0.16

Stock-Based Compensation

The Predecessor Company had various stock-based compensation plans that provided for the grant of stock-based compensation to certain employees and directors. The Predecessor Company accounted for these stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price of the stock-based award.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which became effective for fiscal years ended after December 15, 2002. SFAS No. 148 requires that certain pro forma information assuming the Predecessor Company recognized expense for its stock-based compensation using the fair value method be presented in the summary of significant accounting policies note to the financial statements. The Predecessor Company did not grant any options in 2003. The fair value of the stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions for 2002 as follows: volatility of 114%, risk-free interest rate of 4.0%, 5 year expected life and no dividend yield.

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Predecessor Company’s net loss attributable to common shareholders for the three-month periods ended March 31, 2003 and 2002 would have been as follows (in millions):

	Predecessor Company
	Three-Month Period Ended March 31,
	2003	2002
		(Restated)
Net income (loss) attributable to common shareholders, as reported	$52	$(482)
Add: Stock-based employee compensation expense recorded, net of tax	1	—
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(68)	(85)

Net loss attributable to common shareholders, pro forma	$(15)	$(567)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications include changes in the classification of deferred tax assets, reflecting a 2002 receipt of cash to an investing activity versus an operating activity, and adjustments to segment allocations.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which requires gains and losses from extinguishment of debt to be classified as extraordinary items, net of any tax effect, only if they meet the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 145 are effective for fiscal years that began after May 15, 2002. The Predecessor Company adopted the provisions of SFAS No. 145 effective January 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at fair value when a liability has been incurred as opposed to accruing for these costs upon commitment to an exit or disposal plan. SFAS No. 146 includes the restructuring activities that were accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF” or “Task Force”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), costs relating to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 nullifies the guidance under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Predecessor Company adopted the provisions of SFAS No. 146 effective January 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows.

In November 2002, the FASB issued FASB Interpretation No. (“FIN” or “Interpretation”) 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of the guarantee (including those embedded in a purchase or sales agreement), a liability equal to the fair value of the obligation. FIN 45 also requires disclosure of information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of FIN 45 are effective for financial statements of periods ended after December 15, 2002. The initial recognition and measurement provisions of this FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Predecessor Company has included the applicable disclosures required by FIN 45 in these condensed consolidated financial statements. The Predecessor Company adopted the pronouncement effective January 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16 the accounting treatment for cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. That presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of those costs when recognized in the customer’s income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer’s income statement. The Task Force also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. EITF 02-16 is effective for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The Predecessor Company adopted the provisions of EITF 02-16 effective January 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process and clarifies the definition of a derivative instrument. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Predecessor Company does not expect the adoption to have any material impact on its consolidated results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Predecessor Company does not expect the adoption to have any material impact on its consolidated results of operations, financial position and cash flows. However, the Predecessor Company does expect that certain instruments will be reclassified in its balance sheet at adoption.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132 (R)”). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. The Company will comply with the new disclosure requirements that will be effective for fiscal years ending after December 15, 2003. Additional disclosure required for interim reporting and fiscal years beginning after June 15, 2004 will be disclosed when required.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the Interpretation to all interests in variable interest

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Predecessor Company does not expect the adoption to have any material impact on its consolidated results of operations, financial position and cash flows. However, the Predecessor Company does expect that certain instruments will be reclassified in its balance sheet at adoption.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods that began after June 15, 2003. The Predecessor Company does not expect the adoption to have any material impact on its consolidated results of operations, financial position and cash flows.

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). SFAS No. 13, “Accounting for Leases,” defines a lease as “an agreement conveying the right to use property, plant, or equipment (land and/or depreciable assets) usually for a stated period of time” and states that agreements that transfer the right to use property, plant, or equipment meet the definition of a lease even though substantial services by the contractor (lessor) may be called for in connection with the operation or maintenance of such assets. EITF 01-8 applies to the telecommunications industry where providers of network capacity often grant rights to network capacity on the basis of an indefeasible right of use. EITF 01-8 is effective for arrangements entered into or modified after May 28, 2003. The Predecessor Company does not expect the adoption to have any material impact on the Predecessor Company’s consolidated results of operations, financial position and cash flows.

(3) Voluntary Reorganization under Chapter 11

Bankruptcy Proceedings

On July 21, 2002, the Predecessor Company and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in Bankruptcy Court under Chapter 11. On November 8, 2002, the Predecessor Company filed bankruptcy petitions for an additional 43 of its domestic subsidiaries, most of which were effectively inactive and none of which had significant debt (collectively with the Initial Filers, the “Debtors”). The Debtors continued to operate their businesses and manage their properties as debtors-in-possession. The Bankruptcy Court consolidated the Debtors’ Chapter 11 cases for procedural purposes and they were jointly administered. As a consequence of the bankruptcy filing, most litigation against the Debtors was stayed.

The Plan was confirmed by the Bankruptcy Court on October 31, 2003. On the Emergence Date, the provisions of the Plan were implemented. A summary of the significant provisions of the Plan is set forth below:

•	The Predecessor Company merged with and into MCI whereby the separate existence of the Predecessor Company ceased and MCI is the surviving company;

•	All common and preferred equity shares of the Debtors (and all stock options and warrants) including WorldCom group common stock, MCI group common stock, WorldCom series D, E and F preferred stock, WorldCom Synergies Management Company preferred stock, WorldCom quarterly income preferred securities and Intermedia series B preferred stock were cancelled;

•	All debt securities of the Debtors were settled and cancelled;

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Unexpired leases and executory contracts of the Debtors were assumed or rejected;

•	MCI issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007, approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014 (collectively, the “Senior Notes”);

•	Approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty and approximately 20 million shares are expected to be issued pursuant to the Plan to settle the claims of general unsecured creditors;

•	Approximately 11 million shares of new MCI common stock were reserved for issuance under the new management restricted stock plan (of which approximately 8.6 million were issued as of the Emergence Date) and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan;

•	Total payments of approximately $2.6 billion in cash were estimated in the Plan to be paid to settle certain claims against the Debtors, including the SEC civil penalty claim referred to below; and

•	An SEC civil penalty claim was settled by payment of $500 million in cash and, as noted above, the transfer of 10 million shares of new MCI common stock having a value of $250 million (based upon the valuation set forth in the Plan). The funds paid and common stock transferred will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

The following summarizes the Plan’s classification and treatment of claims and equity interests:

•	Claims having an estimated recovery of 100%: Administrative expenses and other priority claims, secured tax claims, and other secured claims are to be paid in cash. In addition, obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by the Company will be paid in full when due.

•	Claims and interest having an estimated recovery of less than 100%: Convenience claims, bank settlement claims, WorldCom senior debt claims, WorldCom general unsecured claims, MCI Communications Corporation (“MCIC”) pre-merger claims, MCIC senior debt claims, MCIC subordinated debt claims, Intermedia senior debt claims, Intermedia general unsecured claims, Intermedia subordinated debt claims and Intermedia preferred stock, are in each case, to receive either cash, new notes and/or shares of new MCI common stock.

•	Claims having zero recovery: Subordinated claims, WorldCom equity interests and Intermedia common equity interests were cancelled on the Emergence Date.

Liabilities Subject to Compromise

Liabilities subject to compromise reflected in the condensed consolidated balance sheets represent the liabilities of the Debtor entities incurred prior to the Petition Date, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following (in millions):

	Predecessor Company
	As of March 31, 2003	As of December 31, 2002
Long-term debt	$30,679	$30,679
Accrued interest	580	557
Pre-petition accounts payable and accrued access costs	3,003	2,822
Other liabilities	3,182	3,096

Total liabilities subject to compromise	$37,444	$37,154

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No interest expense related to pre-petition debt has been accrued following the Petition Date as none of the allowed claims against the Debtors has underlying collateral in excess of the principal amount of debt. If the Debtors had recognized interest on the basis of the amounts they were contractually required to pay, additional interest expense of $573 million would have been recorded in the three-month period ended March 31, 2003.

Reorganization items, net

The Debtors had commenced restructuring efforts prior to the Petition Date. Following the filing of the Chapter 11 cases, the Debtors commenced a more comprehensive process, together with their financial and legal advisors to review and analyze their businesses, owned properties, contracts, and leases to determine if any of these owned assets should be divested and which contracts and leases should be rejected or assumed during the Chapter 11 cases. The restructuring efforts include asset dispositions, sale of businesses, rejection of leases and contracts, and other operational changes.

Reorganization items for the three-month period ended March 31, 2003 consisted of the following (in millions):

Predecessor Company
Three-Month Period Ended March 31, 2003
Contract rejections	$83
Employee retention, severance and benefits	48
Loss on disposal of assets	13
Lease terminations	54
Professional fees	15
Loss on settlements with creditors	1
Interest earned by debtor entities during reorganization	(8)

Expense from reorganization items, net	$206

(4) Restatement and Reclassifications of Previously Issued Financial Statements

In June 2002, the Predecessor Company announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from line cost expenses (also referred to as access cost expenses) to capital accounts during 2001 and the first quarter of 2002 were not made in accordance with GAAP. As a result, the Predecessor Company restated its results for the first quarter of 2002 and the years ended December 31, 2001 and 2000. For a more complete description of the events leading up to the restatement and the nature of the restatement, refer to WorldCom’s 2002 Annual Report on Form 10-K filed with the SEC on March 12, 2004.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of restatement items

The following table sets forth the effects of the restatement adjustments on (i) revenue and (ii) pre-tax income (loss) (income from continuing operations before income taxes, and the cumulative effect of a change in accounting principle) in the condensed consolidated statement of operations for the three-month period ended March 31, 2002. Due to the substantial number of restatement adjustments, each of the restatement categories listed in the table reflects a number of related adjustments that have been aggregated for disclosure purposes. The principal adjustments in each category are described in the paragraphs following the table below (in millions):

	Predecessor Company
	Three-Month Period Ended March 31, 2002
	Revenue	Pre-tax income (loss)
Previously reported (1)	$8,101	$240
Restatement adjustments:
Improper reduction of access costs	—	(818)
Long-lived asset adjustments	—	493
Purchase accounting	(6)	(307)
Employee receivable valuation reserve	—	(296)
Revenue related adjustments	(91)	300
International	43	(22)
Embratel and Avantel	989	1
Unclassified, net	—	(157)
Other	9	135

Total restatement adjustments	944	(671)
Discontinued operations adjustment (2)	(279)	182

Revenue, as restated	$8,766

Minority interest adjustment (2)		43

Pre-tax loss, as restated		$(206)

(1)	Certain amounts have been reclassified to conform to the current statement of operations presentation.
(2)	Discontinued operations and minority interest adjustments are included in the categories or in the previously reported amounts above; those items are being deducted from the total to arrive at the pre-tax loss before discontinued operations, minority interest and the cumulative effect of accounting change.

The Predecessor Company originally did not adopt SFAS No. 142 effective January 1, 2002. As part of the restatement, the Predecessor Company implemented SFAS No. 142 and recorded expense of $32 million as a cumulative effect of a change in accounting principle in its condensed consolidated statement of operations for the three-month period ended March 31, 2002.

Provision for income taxes was adjusted as a result of corrections to previously recorded tax amounts and the impact of the restatement adjustments noted above. The result was a decrease to income tax expense of $58 million for the three-month period ended March 31, 2002.

Distributions on preferred securities were adjusted as a result of the restatement. The adjustments resulted in a $33 million decrease in distributions for the three-month period ended March 31, 2002.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement adjustments to pre-tax income combined with adjustments to taxes, discontinued operations, minority interest, the cumulative effect of a change in accounting principle and distributions on preferred securities totaled $612 million for the three-month period ended March 31, 2002.

Improper reduction of access costs

Adjustments pertaining to the improper reduction of access costs consisted of inappropriate amounts capitalized as additions to property, plant and equipment during the period from the first quarter of 2001 through the first quarter of 2002. Both the Predecessor Company’s accounting policy and GAAP require that access cost expenses be expensed as incurred. Improper capitalization of access costs represented a decrease in access cost expenses of $818 million for the three-month period ended March 31, 2002. As part of the restatement, this amount was removed from property, plant and equipment and recorded as access cost expense.

Long-lived asset adjustments

The Predecessor Company identified a variety of previous errors with respect to the accounting and asset balances for long-lived assets. The primary resulting adjustments include:

Impairment related adjustments

As a result of impairment analysis performed as a part of the restatement, assets that had been previously depreciated or amortized during the normal course of business were determined to be impaired. Consequently, adjustments were made to depreciation and amortization in order to eliminate the portion of the expense that was no longer appropriate due to the impairment adjustment. Reductions in depreciation and amortization expense resulting from the impairment adjustments increased pre-tax income by $1.1 billion for the three-month period ended March 31, 2002.

Changes in useful lives

In conjunction with the restatement, errors were identified relating to assets that were previously depreciated over inappropriate or inconsistent lives. As a result, the Predecessor Company reviewed its procedures and documentation for depreciable assets and made adjustments where improper lives had been used. Adjustments due to changes in useful lives decreased pre-tax income by $286 million for the three-month period ended March 31, 2002.

Other long-lived asset adjustments

The previously issued March 31, 2002 quarterly unaudited financial statements included certain capitalized assets, primarily property, plant and equipment that had been inappropriately capitalized, or were no longer in service and were not written off when they were taken out of service. Additionally, adjustments were made to amounts recorded for certain long-lived assets due to improper recording of the acquisition or disposition of the asset. Adjustments due to other long-lived asset adjustments reduced pre-tax income by $295 million for the three-month period ended March 31, 2002.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase accounting

Between 1993 and 2001, the Predecessor Company acquired numerous telecommunication service providers offering complementary or similar services to those of the Predecessor Company. As part of the restatement, all significant acquisition transactions, including the MCI Communications Corporation (“MCI Communications”) and Intermedia acquisitions were reviewed and the fair value allocations and purchase price calculations were re-performed. As a result of this process, errors were found in the application of purchase accounting in connection with many of the acquisitions accounted for as purchases.

Original calculations for the fair value of intangible assets had been improperly performed and required the valuation of the intangible assets to be re-performed. As a result, the Predecessor Company recorded adjustments to the fair value assigned to intangible assets acquired in the various purchase transactions, such as customer lists, developed technology, trade names and assembled workforces based on the new valuations. The Predecessor Company also adjusted the useful lives that were originally assigned to these assets to reflect the expected period of benefit that was determined as a part of the new fair value calculations. The primary impact on pre-tax income from purchase accounting adjustments resulted from an increase to amortization expense related to these intangibles of $213 million for the three-month period ended March 31, 2002. The remaining impact was largely due to the reversal of improperly established and utilized liabilities.

Employee receivable valuation reserve

As part of the restatement, the Predecessor Company established a valuation reserve of $296 million, which is equivalent to the outstanding principal and accrued interest balance, less the amount anticipated to be realized, related to amounts due to the Predecessor Company by former President and Chief Executive Officer, Bernard J. Ebbers. See Note 10 for further discussion of related party agreements.

Revenue related adjustments

The Predecessor Company determined that allowances for doubtful accounts reserves had not previously been established in accordance with GAAP, allowance methodologies were not applied consistently and revenue adjustments were needed to correct the balances in accounts receivable. As a result, the Predecessor Company reduced revenue and increased its previously reported allowance. The adjustments to the allowance for doubtful accounts increased selling, general and administrative expenses in the consolidated statement of operations.

International

Prior to the restatement, separate legal entity audits for some international subsidiaries were not performed. As part of the restatement, the audits, primarily due to statutory filing obligations, were completed and audit adjustments applicable under U.S. GAAP were made to the unaudited financial statements for the three-month period ended March 31, 2002. Adjustments included corrections to intercompany interest and transfer pricing, capitalized labor, bad debt expense and accounts receivable and other intercompany reconciliation items.

Embratel and Avantel

Embratel and Avantel restatement adjustments primarily resulted from the consolidation of Embratel and the deconsolidation of Avantel S.A. (“Avantel”), as described below. Those consolidation and deconsolidation activities also required the correction of incorrect balance sheet amounts attributable to the investment in Embratel and Avantel.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Embratel consolidation

In 1998, the Predecessor Company acquired approximately a 52% voting interest and a 19% economic interest in Embratel as a part of the acquisition of MCI Communications. In accordance with GAAP, a greater than 50% interest in the voting rights of an investee generally gives an investor control over the investee and its results should be consolidated with those of the investor. From the date of the MCI Communications acquisition until the second quarter of 2001, the Predecessor Company consolidated the results of Embratel. During the second quarter of 2001, the Predecessor Company restructured its investment in Embratel and incorrectly determined that, as a result of this restructuring, control could no longer be exercised over Embratel. As part of the restatement, the Predecessor Company determined that it continued to retain control of Embratel through its power to hire and terminate management and through its control over Embratel’s Board of Directors. Therefore, Embratel’s results have been consolidated for all periods presented.

Avantel deconsolidation

In 1998, the Predecessor Company acquired a 44.5% voting interest in Avantel as a part of the acquisition of MCI Communications. The remaining equity interest is owned by a third party, which had a controlling interest in Avantel. As a result of this ownership structure, the Predecessor Company accounted for its investment in Avantel under the equity method. In 2000, the Predecessor Company entered into a memorandum of understanding (“MOU”) related to the Predecessor Company’s investment in Avantel. The purpose of the MOU was to change the corporate structure and to alter the voting control of Avantel. The MOU also stated that a new joint venture agreement would be executed as soon as possible to reflect these changes. In March 2000, the Predecessor Company inappropriately changed its accounting to consolidate the financial results of Avantel even though a new joint venture agreement was never executed and the changes to the corporate structure and voting controls were not made. Therefore, the Predecessor Company deconsolidated Avantel and has reflected Avantel’s results, on the equity method of accounting, as a part of the restatement.

Unclassified, net

In conjunction with the Predecessor Company’s restatement and through December 31, 2002, a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result, it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items, the Predecessor Company was unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the condensed consolidated statements of operations for the three-month period ended March 31, 2002.

Other

Other adjustments consist primarily of adjustments to net accruals, improperly capitalized interest, labor and overhead associated with capital projects, intercompany imbalances and reclassifications between accounts.

(5) Discontinued Operations

In May 2002, the Predecessor Company committed to a plan to exit its wireless cellular resale business (“Wireless”) because of continuing operating losses. In July 2002, the Predecessor Company sold its Wireless

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer contracts, with no book value, to several wireless providers and resellers for a total of $34 million, which was recognized as a gain in 2002. All contracts were effectively transitioned to other providers by October 2002. The recorded assets and liabilities of Wireless were comprised primarily of trade accounts receivable, fixed assets, capitalized software and trade accounts payable, and were not sold by the Predecessor Company. The related fixed assets and capitalized software were not usable in other parts of the Predecessor Company’s business and the useful lives were therefore shortened to reflect the timeline to transition the Wireless customers to other providers.

The unaudited condensed consolidated statements of operations reflect Wireless as discontinued operations for all periods presented. The operating results for the three-month periods ended March 31, 2003 and 2002 are as follows (in millions):

	Predecessor Company
	Three-Month Period Ended March 31,
	2003	2002
		(Restated)
Revenues	$10	$279
Net income (loss)	1	(182)

(6) Debt

On July 23, 2002, the Predecessor Company negotiated its Debtor-in-Possession Agreement (“DIP Agreement”) for $750 million in Debtor-in-Possession Financing (the “DIP Facility”). The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. In January 2004, the Company reduced the size of the DIP Facility to $300 million. As of March 31, 2003 and December 31, 2002, there were no advances outstanding under the DIP Facility. At March 31, 2003, the Company had $79 million of letters of credit outstanding under the DIP Facility, the Predecessor Company had $48 million in undrawn letters of credit that were issued under a $1.6 billion credit facility prior to the bankruptcy filing and Digex had $3 million of letters of credit outstanding under separate credit facilities.

During the third quarter of 2002, the Predecessor Company paid deferred financing fees of approximately $51 million which were capitalized and recorded as other assets in the condensed consolidated balance sheet and were being amortized over 24 months, which was the expected period of the DIP Financing.

On the Emergence Date, the DIP facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, the Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The amounts outstanding under the Letter of Credit Facilities are cash collateralized. The Letter of Credit Facilities mature in April 2005.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gain (loss) on available-for-sale securities and the Predecessor Company’s minimum pension liability. The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax (in millions):

	Predecessor Company
	Three-Month Period Ended March 31,
	2003	2002
		(Restated)
Net income (loss)	$52	$(473)
Other comprehensive loss, net of taxes
Foreign currency translation adjustments	(50)	(5)
Unrealized loss on available-for-sale-securities	—	(13)

Other comprehensive loss	(50)	(18)

Total comprehensive income (loss)	$2	$(491)

(8) Contingencies

The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to pre-petition claims as to the Debtors. The Plan specifies how pre-petition litigation claims against the Debtors will be treated following the Debtor’s emergence from bankruptcy. Claims arising after the filing date will not be discharged following emergence.

Right-of-Way Litigation. Between September 1998 and February 2000, the Predecessor Company was named as a defendant in three putative nationwide and thirteen putative state class actions involving fiber optic cable on railroad, pipeline and utility rights-of-way. The complaints allege that the railroad, utility and/or pipeline companies from which the Predecessor Company obtained consent to install its fiber optic cable held only an easement in the right-of-way, and that the consent of the adjoining landowners holding the fee interest in the right-of-way did not authorize installation. The complaints allege that because such consent was not obtained, the fiber optic network owned and operated by the Predecessor Company trespasses on the property of putative class members. The complaints allege causes of action for trespass, unjust enrichment and slander of title, and seek compensatory damages, punitive damages and declaratory relief.

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement. The Predecessor Company accrued for its estimate to settle the litigation as of December 31, 2002 and March 31, 2003.

SEC Lawsuit. The Predecessor Company and various current or former directors, officers and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 26, 2002, the SEC filed suit against the Predecessor Company and certain members of former management for violations of sections 10(b) and 13(a) of the Exchange Act and SEC Rules 10b-5, 12b-20, 13a-1 and 13a-13, alleging that from at least the first quarter of 2001 through the first quarter of 2002, WorldCom defrauded investors by disguising its true operating performance via improper accounting methods that materially overstated its income by approximately $3.9 billion. On November 5, 2002, the SEC filed an amended complaint that broadened the scope of the claims, including a claim under section 17(a) of the Securities Act, to reflect among other things the Predecessor Company’s disclosure that the overall restatements could total in excess of $9 billion. On May 19, 2003, the SEC filed a second amended complaint that added a claim for disgorgement of unlawful gains obtained as a result of the alleged misstatements.

On November 26, 2002, the Predecessor Company consented to the entry of a permanent injunction that partially resolved claims brought in this suit. The injunction imposes certain ongoing obligations on the Predecessor Company and permits the SEC to seek a civil penalty from the Predecessor Company, based upon the valuation set forth in the Plan.

On May 19, 2003, the Predecessor Company announced a proposed settlement with the SEC regarding a civil penalty. Pursuant to the initial proposed settlement, the Predecessor Company would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of the Predecessor Company’s emergence from Chapter 11 protection. On June 11, 2003, the Predecessor Company consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the permanent injunction entered on November 26, 2002. On July 2 and 3, 2003, the Predecessor Company filed documents in the District Court modifying the proposed settlement. Pursuant to the revised proposed settlement, the Predecessor Company would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of the Predecessor Company’s emergence from Chapter 11 protection and by transfer of Successor Company common stock having a value of $250 million based upon the valuation set forth in the Plan. On July 7, 2003, the District Court issued an order approving the proposed settlement. On September 3, 2003, one of the Predecessor Company’s creditors filed a notice of appeal of this order to the U.S. Court of Appeals for the Second Circuit. On August 6, 2003, the U.S. Bankruptcy Court for the Southern District of New York issued an order approving the proposed settlement. On August 18, 2003, certain creditors filed a notice of appeal of this order to the U.S. District Court. Pursuant to agreements entered into in connection with the Second Amended Plan of Reorganization, those creditors withdrew their appeals upon the consummation of the Plan. The District Court’s order provides that the funds paid and common stock transferred by the Predecessor Company in satisfaction of the SEC’s penalty claim will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002. The Predecessor Company has estimated the allowed claim to be $2.25 billion, which was accrued during 2002.

On December 17, 2003, the United States District Court for the Southern District of New York issued an order further modifying its November 26, 2002 order. The December 17, 2003 order directed the Predecessor Company to submit a report describing the status of certain of the Predecessor Company’s internal control efforts to the District Court, Corporate Monitor Richard Breeden, and the SEC; and directed the Predecessor Company to cause Deloitte & Touche LLP (“Deloitte”), which has acted as a consultant to the Predecessor Company with respect to internal controls, to submit a similar report. The Predecessor Company and Deloitte submitted their reports on December 24, 2003.

ERISA Litigation.    On March 18, 2002, one current and one former employee filed suit in federal court in California against the Predecesor Company and two of its former executive officers on behalf of a putative class of participants in the WorldCom 401(k) plan and its predecessor plans, claiming that defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) with respect to the administration of the plans by, among other things, misrepresenting the Predecessor Company’s financial results

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and by allowing plan participants to continue to invest in the Predecessor Company’s stock as one of their plan options. Following the Predecessor Company’s June 25, 2002, restatement announcement, participants in 401(k) plans for the Predecessor Company and various of its affiliates filed approximately 15 additional putative class action suits against the Predecessor Company and certain of its executive officers in federal courts in New York, Mississippi, Florida, Oklahoma, and the District of Columbia.

On July 10, 2002, certain of the Predecessor Company’s directors submitted to the Judicial Panel on Multidistrict Litigation (the “Panel”) motions to centralize these actions. On October 8, 2002, the Panel issued an order centralizing 39 cases arising under the federal securities and ERISA laws before Judge Denise L. Cote in the United States District Court for the Southern District of New York. On September 18, 2002, Judge Cote entered an order consolidating the ERISA cases pending in the Southern District of New York, and thereafter designated lead plaintiffs for the consolidated cases. The Panel subsequently entered final orders transferring initial and additional cases to Judge Cote for consolidated or coordinated pretrial proceedings.

On December 20, 2002, the lead plaintiffs filed a consolidated complaint alleging that defendants breached their fiduciary duties under ERISA and seeking damages and other relief. The complaint, which was amended January 24, 2003, sought to certify a class of persons who participated in the WorldCom 401(k) plan and certain predecessor plans during the period from at least September 14, 1998, to the present. On January 24, 2003, defendants filed motions to dismiss the amended complaint pursuant to Fed.R.Civ.P. 8(a), 9(b), and 12(b)(6), asserting that the complaint failed to allege that the individual defendants were ERISA fiduciaries of the 401(k) Salary Savings Plan and, therefore, cannot be liable for fiduciary breach claims. On June 17, 2003, Judge Cote issued a decision granting the motion to dismiss filed by the former directors and certain employees and denying the motions, in whole or in part, filed by other defendants.

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

This litigation continues as to the individual defendants but is stayed as to the Company. The Company believes that any monetary liability it might have had in respect of these cases was discharged on the Emergence Date.

State Tax. In conjunction with the Predecessor Company’s bankruptcy claims resolution proceeding, certain states have filed or may file claims concerning the Predecessor Company’s state income tax filings and its approach to related-party charges. The Company is working with the appropriate state taxing officials on these issues in an attempt to resolve the claims. On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG LLP (“KPMG”) from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 327(a) of the Bankruptcy Code. The Company believes that the filing of this motion is merely a litigation tactic and that the motion has no merit. The bankruptcy court has held hearings on the motion, at the conclusion of which, the bankruptcy court took the matter under advisement.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products as are usual and customary in the Company’s business. The Company evaluates estimated losses for such indemnifications provisions under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the condensed consolidated financial statements.

Additionally, the Company provides indemnifications in certain lease agreements in which it agrees to absorb the increased cost to the lessor resulting from an adverse change in certain tax laws, which are usual and customary in leases of these types. The Company evaluates estimated losses for such indemnifications under SFAS No. 5. As the indemnifications are contingent on tax law changes, the maximum amount of loss cannot be estimated until there is actually a change in the tax laws. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the condensed consolidated financial statements.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2003. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material.

(9) Business Segment Information

At March 31, 2003 and 2002, the Predecessor Company’s business segments represent strategic business units based on the types of customers each segment serves. These business segments consist of Business Markets, Mass Markets, International and Embratel. These business segments were determined in accordance with how the Predecessor Company’s executive management, as of March 31, 2003, analyzed, evaluated and operated the Predecessor Company’s entire global operations. In 2003, the Predecessor Company reclassified revenue that was previously identified as Corporate and Other into the most appropriate category within each business segment. The amounts for 2002 have been adjusted to reflect this reclassification.

The Predecessor Company evaluated the performance of its business segments and allocated resources to them based on revenues and direct selling, general and administrative expenses. Expenses associated with the operation of the Predecessor Company’s network, indirect selling, general and administrative expenses and corporate functions were evaluated based on their respective costs and, therefore, have been included in Corporate and Other. The Company is in the process of enhancing its cost accounting processes and systems to fully allocate the costs currently reported in Corporate and Other to the business segments.

In March of 2004, the Company announced plans to realign its business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. The Company expects to begin reporting according to this new business segment structure sometime in 2004.

Business Segments

The following is a description of the Predecessor Company’s business segments as they exist as of March 31, 2003:

•	Business Markets provides telecommunications services to large domestic and multinational businesses, government agencies and other communication carriers in the United States. These services include local-to-global business data, Internet, voice services and managed network services for businesses and governments.

•	Mass Markets provides local, long distance and international voice telephone service and Internet telecommunications services to residential and small business customers in the United States.

•	International provides telecommunications services to business customers and telecommunications carriers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. These services include voice telecommunications, data services, Internet and managed network services.

•	Embratel provides a wide array of telecommunications services in Brazil under the terms of concessions granted by the Federal Government of Brazil. Embratel’s service offerings include voice, data telecommunications services, Internet, satellite data telecommunications and corporate networks.

All revenues for the Predecessor Company’s products and services are generated through external customers. The Predecessor Company has four main product and service categories: Voice, Data, Internet, and Other, which is composed of Embratel (a separate business segment with the same type of services).

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information for each of the Predecessor Company’s reportable business segments and revenue product lines is as follows (in millions):

	Three-Month Period Ended March 31, 2003 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$1,586	$1,729	$613	$—	$3,928	$—	$3,928
Data	1,676	8	96	—	1,780	—	1,780
Internet	644	—	261	—	905	—	905
Other	—	—	—	—	—	615	615

Total revenues	3,906	1,737	970	—	6,613	615	7,228

Access costs and costs of services and products				3,823	3,823	352	4,175

Gross profit					2,790	263	3,053
Selling, general and administrative expenses	372	535	183	522	1,612	164	1,776
Depreciation and amortization expenses				574	574	69	643

Operating income					604	30	634
Interest expense					(43)	(11)	(54)
Miscellaneous income					1	47	48
Reorganization items, net					(206)	—	(206)

Income from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$356	$66	$422

	Three-Month Period Ended March 31, 2002 (Predecessor Company) (Restated)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$1,769	$1,929	$543	$—	$4,241	$—	$4,241
Data	2,189	4	120	—	2,313	—	2,313
Internet	984	—	227	—	1,211	—	1,211
Other	—	—	—	—	—	1,001	1,001

Total revenues	4,942	1,933	890	—	7,765	1,001	8,766

Access costs and costs of services and products				4,382	4,382	600	4,982

Gross profit					3,383	401	3,784
Selling, general and administrative expenses	548	544	250	1,039	2,381	262	2,643
Depreciation and amortization expenses				853	853	91	944
Unclassified, net				157	157	—	157

Operating (loss) income					(8)	48	40
Interest expense					(542)	(14)	(556)
Miscellaneous income (expense)					321	(11)	310

(Loss) income from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$(229)	$23	$(206)

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Related Party Transactions

Ebbers Loan Arrangements

From shortly after the Predecessor Company’s inception until April 29, 2002, Bernard J. Ebbers served as the Predecessor Company’s President and Chief Executive Officer. Commencing in 2000 and continuing through April 2002, Mr. Ebbers requested from time to time that the Predecessor Company loan funds to him and/or guarantee loans he had received from other institutions in response to margin calls being made by such institutions following declines in the value of the Predecessor Company’s common stock. In response to his requests, the Compensation and Stock Option Committee (the “Compensation Committee”) of the Predecessor Company’s former Board of Directors approved direct loans to Mr. Ebbers of $100 million in 2000 and an additional $65 million on January 30, 2002, for a total of $165 million. The Compensation Committee also approved a guarantee by the Predecessor Company of a $150 million loan from Bank of America to Mr. Ebbers and a $45.6 million Bank of America letter of credit. The Compensation Committee approved these loans and guarantees following a determination that it was in the best interest of WorldCom and its shareholders to avoid forced sales by Mr. Ebbers of his common stock. The Predecessor Company’s former Board of Directors subsequently ratified the loans and guarantees. In connection with the restatement of the Predecessor Company’s consolidated financial statements, the Predecessor Company determined that the interest rate charged to Mr. Ebbers was below market rates for interest. The Predecessor Company determined that a more appropriate rate of interest was 11.11% (reflecting that while interest rates declined over that period, the risk of non-payment of the loans increased).

On April 29, 2002, in connection with Mr. Ebbers’ resignation as President, Chief Executive Officer and Director of WorldCom, the Predecessor Company consolidated these various demand loan and guaranty arrangements into a single promissory term note in the principal amount of approximately $408 million (the “Ebbers Note”).

During the three-month period ended March 31, 2002, the Predecessor Company established a valuation reserve of $296 million which is equivalent to the outstanding principal and accrued interest balance under the Ebbers Note less the amount anticipated to be realized. The Predecessor Company recorded this amount to bad debt expense which is a component of selling, general and administrative expense. The Company will continue to pursue efforts to recover all amounts due and payable under the Ebbers Note.

(11) Condensed Combined Financial Statements

In accordance with SOP 90-7, the following condensed combined financial statements of the Debtors, consisting of substantially all of the Predecessor Company’s direct and indirect domestic subsidiaries, represents the condensed combined financial position and the results of operations for the Debtor entities for the three-month period ended March 31, 2003. These statements have been prepared on the same basis as the Company’s condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors Unaudited Condensed Combined Statement of Operations

Three-Month Period Ended March 31, 2003

(In Millions)

Revenues(1)	$5,802
Operating expenses(1)	5,070

Operating income	732
Other expense, net	(402)

Income from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	330
Income tax expense	(72)
Minority interests, net of tax	8

Income from continuing operations before cumulative effect of a change in accounting principle	266
Income from discontinued operations	1
Cumulative effect of a change in accounting principle	(215)

Net income attributable to common shareholders(2)	$52

(1)	Includes revenues and associated costs of the Predecessor Company’s non-debtor international subsidiaries that are subject to transfer pricing agreements with one of the Predecessor Company’s debtor subsidiaries which effectively transfers the revenues and expenses of the non-debtor international subsidiaries to a debtor entity.

(2)	The net income attributable to common shareholders of the Debtors is equal to the Predecessor Company’s consolidated net income attributable to common shareholders because WorldCom, Inc. (ultimate parent company of all consolidated subsidiaries) was a debtor and all non-debtor subsidiaries are accounted for on the equity method of accounting in these unaudited condensed combined financial statements of the debtor entities. Equity in earnings (losses) are included in other income, net.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors Unaudited Condensed Combined Balance Sheet

As of March 31, 2003

(In Millions)

ASSETS
Cash and cash equivalents	$3,107
Accounts receivable, net of allowance for doubtful accounts of $719	4,633
Other current assets	667

Total current assets	8,407
Property, plant and equipment, net	9,314
Other assets(1)	4,330

$22,051

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities	$4,850
Other long-term liabilities	805
Liabilities subject to compromise	37,444
Minority interest and mandatorily redeemable preferred securities	1,186
Shareholders’ deficit	(22,234)

$22,051

(1)	Includes the Debtors’ investments in their consolidated subsidiaries that did not file for Chapter 11 on an equity accounting basis.

(12) Subsequent Events

On April 20, 2004, the Company emerged from Chapter 11. In accordance with the Plan, the Company issued approximately 296 million shares of new MCI common stock to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty and approximately 20 million shares are expected to be issued pursuant to the Plan to settle claims of general unsecured creditors. In addition, the Company issued $5.7 billion of new debt, and recorded a gain on settlement of liabilities subject to compromise of approximately $22.3 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following statements (and other statements made by us) are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i)	any statements contained or incorporated herein regarding possible or assumed future results of operations of our business, pricing trends, the markets for our services and products, anticipated capital expenditures, our cost reduction and operational restructuring initiatives, regulatory developments, or competition;

(ii)	any statements preceded by, followed by, or that include the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects, “should,” “could” or similar expressions; and

(iii)	other statements contained or incorporated by reference herein regarding matters that are not historical facts.

You are cautioned not to place undue reliance on these statements, which speak only as of the date this document is filed. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to WorldCom’s bankruptcy proceedings and matters arising out of pending class action and other lawsuits and the ongoing internal and government investigations related to the previously announced restatements of our financial results. Other factors that may cause actual results to differ materially from management’s expectations include, but are not limited to:

•	economic uncertainty;

•	the effects of vigorous competition, including price compression;

•	the impact of technological change on our business and alternative technologies;

•	the availability of transmission facilities;

•	the impact of oversupply of capacity resulting from excess deployment of network capacity;

•	the ongoing global and domestic trend toward consolidation in the telecommunications industry;

•	risks of international business;

•	regulatory risks in the United States and internationally;

•	contingent liabilities;

•	uncertainties regarding the collectibility of receivables;

•	the availability and cost of capital;

•	uncertainties associated with the success of acquisitions; and

•	each of the factors discussed under “Item 1—Business—Risk Factors” in WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2002.

The cautionary statements contained or referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes provided in Part 1, Item 1 herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2002.

Business Overview

We are one of the world’s leading global communication companies, providing a broad range of communication services in over 200 countries on six continents. Each day, we serve thousands of businesses and government entities throughout the world and provide voice and Internet communication services for millions of consumer customers. We operate one of the most extensive communications networks in the world, comprising approximately 100,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. We own one of the most extensive Internet protocol backbones, and we are one of the largest carriers of international voice traffic.

Since April 2003, we have conducted our business primarily using the brand name “MCI.” As part of our financial reorganization, our predecessor company, WorldCom, was merged with and into MCI in April 2004. References herein to MCI, we, our and us are to MCI, Inc. and its subsidiaries and the Predecessor Company unless the context otherwise requires.

We have operated primarily through three business units, each of which focuses on the communication needs of customers in specific market segments:

•	Business Markets serves large domestic and multinational businesses, medium size domestic businesses, government agencies and other communication carriers;

•	Mass Markets serves residential and small size business customers; and

•	International serves businesses, government entities and communications carriers outside the United States.

We also own approximately a 19% economic interest and a 52% voting interest in Embratel, which is a Brazilian voice and data communications company that is operated by its own management and employees. Because we own a controlling interest in Embratel, we consolidate Embratel in our consolidated financial statements and it is a separate business segment in our segment results (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). On March 15, 2004, we announced a definitive agreement to sell our ownership interest in Embratel to Telmex for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million. Completion of the sale is subject to approval by the applicable regulatory, securities and anti-trust authorities.

Since our inception, we have grown significantly as a result of numerous acquisitions. On September 14, 1998, we acquired MCI Communications Corporation, one of the world’s largest providers of telecommunications services. On October 1, 1999, we acquired SkyTel Communications, Inc., a leading provider of messaging services in the United States. On July 1, 2001, we acquired Intermedia Communications Inc. and, as a result, a controlling interest in Digex, Incorporated, a provider of managed web and application hosting services. On November 17, 2003, we acquired the remaining shares of Digex common stock and as a result Digex became a wholly-owned subsidiary.

Voluntary Reorganization under Chapter 11

On July 21, 2002, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in Bankruptcy Court under Chapter 11. On November 8, 2002, WorldCom filed bankruptcy petitions for an additional 43 of its domestic subsidiaries, most of which were effectively inactive and none of which had significant debt (collectively with the Initial Filers, the “Debtors”). The Debtors continued to operate their businesses and manage their properties as debtors-in-possession. As a consequence of the bankruptcy filing, most litigation against the Debtors was stayed. We emerged from bankruptcy on April 20, 2004.

Restatements and Reclassifications of Previously Issued Consolidated Financial Statements

We have restated our previously reported consolidated financial statements for the quarter ended March 31, 2002 and the years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in reductions of $612 million, $17.1 billion and $53.1 billion in previously reported net income attributable to common shareholders for the quarter ended March 31, 2002 and the years ended December 31, 2001 and 2000, respectively. The restatement adjustments primarily resulted from:

•	impairment charges which were not previously recorded and the resulting impact on depreciation;

•	improper reduction of access costs;

•	inappropriate application of purchase accounting; and

•	errors in long-lived asset depreciable lives.

For descriptions of the restatements, see Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q and WorldCom’s 2002 Annual Report on Form 10-K filed with the SEC on March 12, 2004. The consolidated financial statements in this Quarterly Report on Form 10-Q include the effects of the restatements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications include changes in the classification of deferred tax assets, reflecting a 2002 receipt of cash to an investing activity versus an operating activity, and adjustments to segment allocations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. For a complete discussion regarding our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2002. The following are our most critical accounting policies:

•	Accounting and reporting during reorganization;

•	Revenue and associated allowances for revenue adjustments and doubtful accounts;

•	Access costs;

•	Valuation and recovery of long-lived assets;

•	Accounting for income taxes; and

•	Acquisition related assets and liabilities.

Results of Operations

Our unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2003 have been prepared in accordance with Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which requires an entity’s statement of operations to portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any income, expenses, realized gains and losses, and provisions resulting from our reorganization are reported separately as reorganization items, except those required to be reported as discontinued operations in conformity with Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As noted above under “Business Overview,” we have announced a definitive agreement to sell our interest in Embratel. In view of this pending sale, the following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations with and without Embratel (in millions):

	Three-Month Period Ended March 31, 2003			Three-Month Period Ended March 31, 2002
	Without Embratel	Embratel (1)	Total	Without Embratel	Embratel (1)	Total
				(Restated)	(Restated)	(Restated)
Revenues	$6,613	$615	$7,228	$7,765	$1,001	$8,766
Operating expenses:
Access costs	3,074	218	3,292	3,400	378	3,778
Costs of services and products	749	134	883	982	222	1,204
Selling, general and administrative	1,612	164	1,776	2,381	262	2,643
Depreciation and amortization	574	69	643	853	91	944
Unclassified, net	—	—	—	157	—	157

Total	6,009	585	6,594	7,773	953	8,726
Operating income (loss)	604	30	634	(8)	48	40
Other income (expense), net:
Interest expense (contractual interest of $625 in 2003)	(43)	(11)	(54)	(542)	(14)	(556)
Miscellaneous income (expense)	1	47	48	321	(11)	310
Reorganization items, net	(206)	—	(206)	—	—	—

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	356	66	422	(229)	23	(206)
Income tax expense	87	23	110	20	8	28
Minority interests (income) expense, net of tax	(7)	53	46	12	13	25

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	276	(10)	266	(261)	2	(259)
Net income (loss) from discontinued operations	1	—	1	(182)	—	(182)

Income (loss) before cumulative effects of changes in accounting principles	277	(10)	267	(443)	2	(441)
Cumulative effects of changes in accounting principles	(215)	—	(215)	(32)	—	(32)

Net income (loss)	62	(10)	52	(475)	2	(473)
Distributions on preferred securities (contractual distributions of $9 in 2003)	—	—	—	9	—	9

Net income (loss) attributable to common shareholders	$62	$(10)	$52	$(484)	$2	$(482)

(1)	These statements of operations for Embratel differ from the financial statements issued by Embratel due to currency translations from Brazilian Reais to U.S. dollars, unamortized intangibles originating from our initial investment and the subsequent impairment of certain long-lived assets. Embratel’s results are also presented net of any intercompany transactions between Embratel and us.

Also, in view of the pending sale of Embratel, we have presented below a discussion of our results of operations without Embratel. Following this discussion, we separately discuss Embratel’s results of operations.

Results of Operations Without Embratel

Our results of operations have been affected in recent years and continue to be affected by adverse industry conditions, including reduced demand for telecommunication services, pricing pressures, increasing competition, rapid technological change and excess network capacity. These difficult industry conditions and regulatory changes have affected all of our operating segments.

The business of WorldCom was significantly expanded through numerous acquisitions and large capital expenditure programs. This activity contributed to a sharp increase in our outstanding debt, which was over $30 billion as of June 30, 2002. In mid-2002, we identified accounting irregularities in our financial statements and material weaknesses in our internal controls, filed for reorganization under the U.S. bankruptcy laws, accepted the resignation of our former chief executive officer and terminated or accepted the resignations of certain financial and accounting personnel, including our former chief financial officer and corporate controller.

Beginning in the second half of 2002, we began making extensive changes in our management and Board of Directors as well as our business processes and operations. These changes include the hiring of a new Chief Executive Officer, a new Chief Financial Officer and a new Corporate Controller. We have also reviewed our accounting and internal control practices and restated our 2000 and 2001 annual financial statements as well as our quarterly financial statements for the three-month period ended March 31, 2002. Furthermore, we have implemented numerous changes in our internal controls and corporate governance policies and procedures.

Although we have made substantial changes, our bankruptcy filings and the events preceding it have caused us negative publicity and we have expended substantial resources to address these matters and make necessary changes. As a result of our bankruptcy, we believe that we have lost customers in the international markets (particularly in jurisdictions where customers associate bankruptcy proceedings with liquidation). In the U.S., we do not believe that the bankruptcy has had a significant impact on customer retention by our Business Markets unit and we continue to do business with our largest customers. The bankruptcy, however, has made it more difficult for Business Markets to attract new customers and expand our business with existing customers. In our Mass Markets business unit, we believe the bankruptcy has had some effect on our operating results, but the effect has not been substantial.

The factors discussed above have continued to affect our business. Our new Chief Executive Officer, Michael Capellas, along with other members of senior management, has reviewed our business operations and changed our strategy which, prior to the bankruptcy filing, emphasized rapid growth. As a result, we have undertaken various initiatives to lower our operating costs, including the reduction of headcount and capital expenditures and the elimination of excess facilities. In addition, we have undertaken various initiatives with the near-term objective of minimizing further decreases in our revenues, including focusing on the acquisition and retention of customers and continuing to invest in new products and services. While these initiatives have reduced costs, our revenue has declined, and is continuing to decline, at a faster rate. We believe, however, that the cumulative effects of our cost reduction efforts and the successful execution of our business strategy will enable us to improve our operating results.

The following is a discussion of our results of operations, excluding Embratel, for the three-month periods ended March 31, 2003 and 2002. For each of our business segments, we discuss revenues. All other items are discussed on a consolidated basis. During 2003, revenues which were previously included in a Corporate and Other segment were assigned to Business Markets, Mass Markets and International. Accordingly, the business segment information for 2002 included herein reflects these reclassifications and differs from the corresponding information in WorldCom’s 2002 Annual Report on Form 10-K filed with the SEC on March 12, 2004. Furthermore, in March of 2004, we announced our plans to realign our business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. Since this reorganization was not effective during the periods covered by the financial statements in this Quarterly Report on Form 10-Q, the business descriptions and financial results included herein do not reflect the reorganization.

Revenues. For the three-month periods ended March 31, 2003 and 2002, revenues by business segment were as follows (in millions):

	Three-Month Period Ended March 31,		Increase/(decrease)
	2003	2002	$	%
		(Restated)
Business Markets	$3,906	$4,942	$(1,036)	(21.0)
Mass Markets	1,737	1,933	(196)	(10.1)
International	970	890	80	9.0

Total Revenues	$6,613	$7,765	$(1,152)	(14.8)

Business Markets. During the three-month periods ended March 31, 2003 and 2002, the amounts of, and changes in, the product line revenues of Business Markets were as shown in the table below (in millions):

	Three-Month Period Ended March 31,		Increase/(decrease)
	2003	2002	$	%
		(Restated)
Voice services	$1,586	$1,769	$(183)	(10.3)
Data services	1,676	2,189	(513)	(23.4)
Internet services	644	984	(340)	(34.6)

Total Business Markets	$3,906	$4,942	$(1,036)	(21.0)

For the three-month period ended March 31, 2003, Business Markets revenue was 59.1% of total revenue compared with 63.6% in the same period in 2002.

Our revenue from voice services decreased primarily due to reduced retail and wholesale price levels. The expanded market presence of regional telephone companies (“RBOCs”) and product substitution has resulted in pricing pressure, adversely impacting both long distance and local voice services revenue.

Revenue from data services declined primarily due to price decreases as a result of excess capacity in the marketplace and lower volumes due to weak market demand. Market demand reflected sluggish economic conditions, lower wholesale volumes and network reconfigurations by customers to achieve better efficiency, diversification of their network providers and lower overall costs. Our data services revenue in 2003 was affected by adjustments in our prices to more competitive levels, especially compared to the prices of new service providers entering the market. In the third quarter of 2002, we also significantly curtailed an equipment sales product line due to its low profitability which resulted in lower data services revenue during the first quarter of 2003 compared to the same period in 2002.

Our Internet services revenue declined primarily due to the expiration on January 1, 2003 of a contract that provided approximately $140 million of wholesale revenue from a major customer during the first quarter of 2002. In addition, the general migration of customers from dial-up services to broadband services, industry competition and pricing pressures negatively impacted both our wholesale and retail Internet services revenue.

We expect continued pricing pressure in the market, product substitutions and lower customer demand due to general economic conditions to continue to impact our revenues in the Business Markets segment.

Mass Markets. During the three-month periods ended March 31, 2003 and 2002, the amounts of, and changes in, the product line revenues of Mass Markets were as shown in the table below (in millions):

	Three-month Period Ended March 31,		Increase/(decrease)
	2003	2002	$	%
		(Restated)
Subscription services
Long-distance voice services	$1,088	$1,406	$(318)	(22.6)
Local voice services	353	179	174	97.2
Other services	8	4	4	100.0

Total subscription services	1,449	1,589	(140)	(8.8)
Transaction services	288	344	(56)	(16.3)

Total Mass Markets	$1,737	$1,933	$(196)	(10.1)

For the three-month period ended March 31, 2003, Mass Markets revenue was 26.3% of total revenue compared with 24.9% for the three-month period ended March 31, 2002.

The reduction in subscription service revenues in the first quarter of 2003 was principally the result of continuing long-distance volume declines (reflecting a lower number of customers and lower usage per customer) of $204 million. Rate declines reduced revenues by $114 million. These declines were due to product substitution to wireless phones, e-mail and pre-paid cards, increased competition (including the continued entry of RBOCs into the long distance market) and customer migration to lower-priced calling plans. Partially offsetting these declines in long-distance services was an increase in revenues from our local service offering reflecting the increasing popularity of our unlimited calling plans.

Consumer customers of our Mass Market subscription services are primarily long distance customers although local subscription customers may also be long distance customers. During the first quarter of 2003, the number of long distance customers declined by about 23% year-over-year while local subscription customers grew by 84%. These percentage changes exclude commercial customers of Mass Markets.

The decline in Mass Markets revenues also reflects a decrease in revenues from transaction services. This decrease was primarily due to higher priced products accounting for a smaller portion of our volume and the effects of wireless phone product substitution. In addition, we reduced our advertising spending in the first quarter of 2003 from the amounts spent on advertising in the first quarter of 2002.

We expect a continuing negative impact on Mass Markets revenue from product substitution, competition, customer migration to lower-priced calling plans and products and “Do Not Call” regulations. We also expect Mass Markets revenues will be affected by our rate of local customer growth slowing. In addition, our local service business will be adversely affected if the March 2, 2004 decision by the D.C. Circuit Court on the Triennial Review Order is upheld.

International. During the three-month periods ended March 31, 2003 and 2002, the amounts of, and changes in, the product line revenues of International were as shown in the table below (in millions):

	Three-Month Period Ended March 31,		Increase/(decrease)
	2003	2002	$	%
		(Restated)
Voice services	$613	$543	$70	12.9
Data services	96	120	(24)	(20.0)
Internet services	261	227	34	15.0

Total International	$970	$890	$80	9.0

For the three-month period ended March 31, 2003, International revenue was 14.7% of total revenue compared with 11.5% for the three-month period ended March 31, 2002.

The change in total International revenue for the first quarter of 2003 was due to decreases in our long distance, data and Internet services revenue being more than offset by the impact of changes in foreign currency exchange rates. The decreases in our long distance, data and Internet services revenue were primarily caused by reductions in rates for these services. Our revenues were also affected by the loss of some customer contracts as a result of our bankruptcy filing in July 2002 and, beginning in late 2002, our election to exit from low margin small customer accounts in selected Asian markets. During the first quarter of 2003, our continued focus on improving margins led to decreased traffic volume that we transported for international telecommunication carrier customers. Changes in foreign currency exchange rates contributed approximately $100 million to International revenue during the first quarter of 2003 compared to the corresponding quarter in 2002.

We expect industry pricing pressures and over capacity in the market to continue to negatively impact International revenue. We also expect that our rate of new customer growth will be impacted by our reduced rate of network expansion.

Operating expenses. For the three-month periods ended March 31, 2003 and 2002, operating expenses were as follows (in millions):

	Three-Month Period Ended March 31,		Increase/(decrease)
	2003	2002	$	%
		(Restated)
Access costs	$3,074	$3,400	$(326)	(9.6)
Costs of services and products	749	982	(233)	(23.7)
Selling, general and administrative	1,612	2,381	(769)	(32.3)
Depreciation and amortization	574	853	(279)	(32.7)

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenue. Access costs as a percentage of total revenue were 46.5% in the first quarter of 2003 compared to 43.8% for the same period in 2002. Access costs as a percentage of total revenue increased as price declines led to revenues decreasing at a faster pace than access costs.

The decrease in access costs during the first quarter of 2003 was partially due to our contract renegotiations as a result of our restructuring efforts and contract rejections during our bankruptcy that reduced access costs by $51 million. Access costs were further impacted by an approximately $129 million decrease in access charges associated with our data, Internet and long-distance voice business in the U.S partially offset by a $73 million increase in access charges associated with our local voice services. Other access costs changes included a $166 million decrease in connection charges for international voice and data traffic originating in the U.S. and lower USF contributions of $39 million. The effect of changes in foreign currency exchange rates more than offset the decreases in access costs in our international operations.

We expect our access costs will continue to decline due to reduced volumes and our continued cost containment initiatives. These reductions may be partially offset by increased access costs for our local voice service if the March 2, 2004 decision of the D.C. Circuit Court on the Triennial Review Order is upheld. The impact of FCC and state public utility commissions mandated rate changes is not expected to be material.

Cost of services and products. Cost of services and products (“COSP”) includes the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs, including those from equipment sales. As a percentage of revenues, COSP was 11.3% and 12.6% in the first quarter of 2003 and 2002, respectively.

The $0.2 billion reduction in COSP in the first quarter of 2003 is primarily attributable to initiatives to improve efficiency and better align our costs with our revenue levels. These initiatives resulted in lower personnel related costs, decreased facility expenses and reduced general operating costs. COSP also decreased due to our decision in the third quarter of 2002 to curtail equipment sales.

We expect COSP to continue to decline, primarily as a result of our continued cost containment initiatives.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, gains and losses on property, plant and equipment sales, and corporate administrative costs, such as finance, legal and human resources. Some SG&A expenses are incurred directly by our business segments and are shown in Note 9 of our condensed consolidated financial statements. Other SG&A expenses relate to our overall operations and are not allocated to a specific business segment. As a percentage of total revenues, SG&A expenses were 24.4% and 30.7% in the first quarter of 2003 and 2002, respectively.

The $0.8 billion decrease in SG&A expenses was largely due to lower personnel related costs and a decrease in bad debt expense. The improvement in bad debt expense in the first quarter of 2003 compared to the same period in 2002 was primarily the result of a $0.3 billion charge to bad debt expense in 2002 related to a loan made to our former chief executive officer, Bernard Ebbers. Our lower total revenue base also resulted in lower bad debt expense during the period. In addition, restructuring efforts led to lower facility costs while decreasing revenue resulted in reduced billing expenses and decreased payments to marketing partners.

Depreciation and amortization. As a percentage of total revenues, depreciation and amortization expenses were 8.7% and 11.0% in the first quarter of 2003 and 2002, respectively. The decrease in depreciation and amortization expenses during the first quarter was principally due to a reduction in capital spending and the recognition of long-lived asset impairment charges in 2002 that significantly reduced the carrying value of our assets, resulting in lower depreciation and amortization expense in 2003. The total amount of impairment charges during 2002 was $5.0 billion. There were no impairment charges during the first three-month period of 2003.

Unclassified, net. In conjunction with our restatement and through December 31, 2002, a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result, it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items, we were unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the condensed consolidated statements of operations for the three-month period ended March 31, 2002. Unclassified, net was an expense of $157 million for the three-month period ended March 31, 2002. There were no comparable charges for 2003.

Operating income (loss). For the three-month period ended March 31, 2003, our operating income of $0.6 billion on revenues of $6.6 billion was an improvement of $0.6 billion over an operating loss of $8 million on revenues of $7.8 billion for the same period in 2002. The factors affecting this improvement were reductions of $0.8 billion in SG&A expenses, $0.3 billion in access costs, $0.3 billion in depreciation and amortization expenses and $0.2 billion in COSP expenses, partially offset by a reduction of $1.2 billion in revenues. Also, the 2002 operating loss includes $0.2 billion of unclassified, net expense for which there were no comparable expenses in 2003.

Interest expense. Interest expense decreased $499 million to $43 million in the first quarter of 2003 from $542 million in the first quarter of 2002. The decrease principally reflects approximately $573 million of interest that was not paid or accrued on our $30.7 billion of outstanding debt that is subject to compromise as a result of our Chapter 11 bankruptcy filing on July 21, 2002.

Miscellaneous income. In the first quarter of 2002 miscellaneous income was $321 million. Miscellaneous income includes the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, investment income, equity in income and losses of affiliated companies, gains and losses on the sale of investments and other non-operating items.

Reorganization items. Since our bankruptcy filing, we classify certain expenses and income as reorganization items in accordance with SOP 90-7. Reorganization items do not include any revenues or expenses that must be reported as related to discontinued operations. There were no reorganization items in the first quarter of 2002 as our bankruptcy filing was not made until July 21, 2002. In the first quarter of 2003, we recorded reorganization items which were net expenses of $206 million, or 3.1% of total revenue.

Three-Month Period Ended March 31, 2003
Contract rejections	$83
Employee retention, severance and benefits	48
Loss on disposal of assets	13
Lease terminations	54
Professional fees	15
Loss on settlements with creditors	1
Interest earned by debtor entities during reorganization	(8)

Expense from reorganization items, net	$206

Contract rejection and lease termination expenses resulted from the rejection of executory contracts and leases as part of our financial reorganization under the bankruptcy laws. Employee retention and severance costs were incurred in connection with either retaining certain employees in order to complete our financial reorganization or reducing personnel levels as part of the restructuring of our business operations. These expenses were partially offset by interest income earned on our accumulated cash balances.

Reorganization items include both cash and non-cash expenses. The cash expenditures for reorganization items in the first quarter of 2003 were $40 million.

Provision for income taxes. Income tax expense was $87 million and $20 million for the first quarter of 2003 and 2002, respectively. Certain expenses in our condensed consolidated statements of operations are not deductible for income tax purposes. As such, the provision for income taxes was primarily attributable to taxes on the income of our international subsidiaries and the establishment of reserves for tax contingencies. In the quarters ended March 31, 2003 and 2002, we increased our tax contingency reserves which resulted in a current period tax expense.

Net income (loss) from discontinued operations. The $0.2 billion loss from discontinued operations in 2002 was primarily attributable to our wireless resale business. We completed the sale of the customer lists of this business in the third quarter of 2002 and continued to wind down the wireless resale operations in 2003.

Cumulative effects of changes in accounting principles. We recorded a $215 million charge as the cumulative effect of a change in accounting principle in the quarter ended March 31, 2003 as a result of our adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.” This change represented the difference between the obligation recorded for future costs of certain long-lived assets and additional assets to be depreciated. In the quarter ended March 31, 2002, we recorded a $32 million charge related to the impairment of SkyTel’s channel rights upon the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

Net income (loss). For the three-month period ended March 31, 2003, our net income was $0.1 billion, an improvement of $0.6 billion, or 112.8%, from a net loss of $0.5 billion for the same period in 2002. The primary factors affecting this change were the $0.6 billion positive change in operating income, a decrease of $0.5 billion in interest expense and a $0.2 billion positive change in the income and loss from discontinued operations, partially offset by a decrease of $0.3 billion in miscellaneous income, $0.2 billion in reorganization items and an increase of $0.2 billion in charges for the cumulative effects of changes in accounting principles.

Results of Operations for Embratel

Embratel’s revenues, operating expenses, operating income and net income for the three-month periods ended March 31, 2003 and 2002 were as follows (in millions):

	Three-Month Period Ended March 31,		Increase/(decrease)
	2003	2002	$	%
		(Restated)
Revenues	$615	$1,001	$(386)	(38.6)
Operating expenses	585	953	(368)	(38.6)
Operating income	30	48	(18)	(37.5)
Net (loss) income	(10)	2	(12)	(600.0)

Revenues. In the first quarter of 2003, approximately $300 million of the decrease in total revenue was attributable to the declining U.S. dollar value of the Brazilian Real. In addition, voice services revenue decreased due in part to initiatives to improve profitability through the termination of service for certain customers with past due payments owed to Embratel. International voice services revenue was essentially unchanged, mostly due to greater inbound revenues offsetting overall price declines. Embratel’s data communications revenue, which includes data, Internet and wholesale services, was also essentially unchanged as volume growth offset price reductions.

Operating expenses. The declining U.S. dollar value of the Brazilian Real accounted for approximately $290 million of the decrease in operating expenses in the first quarter of 2003. Embratel’s operating expenses also decreased due to lower allowances for doubtful accounts resulting from better collections of receivables. In addition, lower interconnection costs (which include access costs and other related expenses) and reduced expenditures for third party billing services decreased operating expenses.

Net (loss) income. The adverse $12 million change in Embratel’s results for the first quarter of 2003 compared to 2002 was due to positive changes in miscellaneous income of $58 million and interest expense of $3 million that were more than offset by the $18 million decline in operating income and increases in income tax expenses of $15 million and minority interest expense of $40 million.

Liquidity and Capital Resources

Current Liquidity

Since our bankruptcy filing in July 2002, we have significantly increased our liquidity position as result of positive cash flows from operations, sales of non-core assets, reductions in capital expenditure levels as well as the cessation of interest and principal payments on debt while in bankruptcy. On March 31, 2003, we had $3.5 billion of cash and cash equivalents, including $157 million of cash and cash equivalents of Embratel. Since then, our cash and cash equivalents have increased further and, on December 31, 2003, were $6.2 billion, including $595 million in cash and cash equivalents of Embratel. Although we consolidate Embratel, it is not a wholly owned subsidiary and is operated by its own management and employees. Accordingly, our ability to access Embratel’s cash and cash equivalents for our corporate purposes is significantly reduced.

Our principal cash needs consist of capital expenditures, debt service and potential dividends on our common stock or stock repurchases. In addition, our Plan of Reorganization as approved by the Bankruptcy Court includes the payment of approximately $2.6 billion in cash to settle certain creditor claims. Some cash payments were made prior to our emergence from bankruptcy and some claims have been reduced since the Plan was confirmed. We believe that our remaining cash payments to settle creditor claims were approximately $2 billion as of the Emergence Date.

Under our current policy, we will not pay a dividend with respect to the new shares of common stock issued when we emerged from bankruptcy. In addition, with regard to our cash balances in excess of $1 billion at the date of our emergence from bankruptcy, we have conducted a review in accordance with our best business judgment as required by our Plan and elected to retain such excess cash rather than making a distribution to our shareholders or repurchasing shares of our common stock. From time to time in the future, we expect to review our dividend policy and capitalization structure and, if conditions warrant, may pay common stock dividends, repurchase shares of common stock or otherwise make distributions to our shareholders.

We believe that our principal source of funds will be cash flows from our operating activities despite anticipated further declines in revenues. In addition, we expect to continue the process of divesting non-core investments and other assets as part of our reorganization. In March 2004, we announced an agreement to sell our interest in Embratel for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million.

We believe that our available cash, together with cash generated from operating activities and asset sales, will be more than sufficient to meet our liquidity requirements through at least 2004.

Bank Facilities

As an additional source of liquidity during our bankruptcy, we entered into a Senior Secured Debtor-in-Possession Credit Facility (the “DIP Facility”). On March 31, 2003 and on the date of our emergence from bankruptcy, there were no outstanding advances under the DIP Facility. We did have letters of credit outstanding under the DIP Facility, WorldCom had undrawn letters of credit that were issued under a $1.6 billion credit facility prior to our bankruptcy filing and Digex had letters of credit under separate credit facilities. The aggregate amount of the outstanding letters of credit on March 31, 2003 was $130 million.

Upon our emergence from bankruptcy, the DIP Facility was terminated and approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, we pay a facility fee under the Letter of Credit Facilities equal to .05% per annum of the amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The amounts outstanding under the Letter of Credit Facilities are cash collateralized. The Letter of Credit Facilities mature in April 2005.

We currently plan during 2004 to arrange a revolving credit facility of between $750 million and $1 billion as an additional source of liquidity. The revolving credit facility would replace the Letter of Credit Facilities and support our letter of credit requirements.

Historical Cash Flows

For the three-month periods ended March 31, 2003 and 2002, our cash flows were as follows (in millions):

	For the Three-Month Period Ended March 31,
	2003	2002
		(Restated)
Provided by (used in):
Operating activities	$898	$882
Investing activities	(83)	326
Financing activities	(124)	(226)
Effect of exchange rate changes on cash	10	—

Net increase in cash and cash equivalents	$701	$982

Cash Flows Provided by Operating Activities

In the first quarter of 2003, cash flows from operating activities were our primary source of funds and contributed $0.9 billion. Our cost containment and restructuring initiatives during the period offset the revenue declines in our business segments.

In the first quarter of 2002, cash flows from operating activities contributed $0.9 billion. These cash flows from operating activities include an increase in our working capital requirements for the period.

Cash Flows (Used in) Provided by Investing Activities

Cash flows used in investing activities were $0.1 billion in the first quarter of 2003 compared to cash flows provided by investing activities of $0.3 billion in the first quarter of 2002. Capital expenditures totaling $0.1 billion in the first three-month period of 2003 and $0.4 billion in the first three-month period of 2002 were the primary uses of cash during these periods. During 2003, our capital expenditures decreased because of reduced requirements for capacity and operating constraints resulting from bankruptcy. An additional source of cash in the first quarter of 2002 was the collection of $0.7 billion related to the transfer of an FCC license.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $0.1 billion and $0.2 billion in the first three-month periods of 2003 and 2002, respectively. During 2003, the use of cash was primarily attributable to net repayments of debt related to Embratel and capital leases. In addition, distributions on mandatorily redeemable preferred securities and dividends paid in cash on common and preferred stock in the first three-month period of 2002 decreased cash by $0.1 billion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our DIP Facility subjected us to cash flow exposure resulting from changes in interest rates during the periods in which we have balances outstanding under the facility. We had no borrowings under the DIP Facility as of March 31, 2003 and on the Emergence Date, the facility was terminated; however, we had $79 million and $77 million in letters of credit outstanding under the DIP Facility as of March 31, 2004 and December 31, 2003, respectively.

As all of the outstanding debt and preferred securities of the Debtor entities is subject to compromise under our Plan, we do not believe that these instruments subject us to significant market or interest rate risk.

On the Emergence Date, we issued $5.7 billion of fixed rate Senior Notes. While changes in market interest rates affect the fair value of this debt, there is no impact to earnings or cash flows unless we redeem the Senior Notes before their maturity dates and we will do so only if market conditions, our financial structure or other conditions make such redemptions appropriate. The interest rates on the Senior Notes are subject to reset after we have applied for and received ratings for the Senior Notes from Moody’s Investor Services (“Moody’s”) and Standard & Poor’s Corporation (“Standard & Poor’s”). The adjustment could result in a change in interest rates on the Senior Notes ranging from (a) a decrease of 3.0% if the Senior Notes are rated Baa3 or higher by Moody’s and BBB- or higher by Standard & Poor’s to (b) an increase of 3.0% if the Senior Notes are rated lower than B3 by Moody’s and lower than B- by Standard & Poor’s. If the Senior Notes are rated between the levels indicated, the interest rates on the Senior Notes will change to a lesser degree.

As of March 31, 2003, Embratel had outstanding debt of $1.4 billion, in multiple currencies, of which approximately $300 million bore interest at fixed interest rates, and approximately $1.1 billion bore interest at floating rates (primarily LIBOR-based).

Foreign Exchange Risk

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying condensed consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency translation gains of $42 million and $146 million for the three-month periods ended March 31, 2003 and 2002, respectively. Revenues, access costs and selling, general and administrative costs denominated in currencies other than the United States dollar were approximately 8.5%, 8.4% and 9.2% for the three-month period ended March 31, 2003 and 11.4%, 12.0%, and 9.9% for the three-month period ended March 31, 2002. Because differing portions of our revenue and costs are denominated in foreign currency, movements could impact our margins by, for example, increasing our foreign revenues when the dollar weakens and not correspondingly increasing our expenses. Excluding Embratel, we do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk in addition to Embratel’s foreign exchange risk.

Market Risk for Investment Securities

Investment securities consist of shares in triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency and highly rated corporate securities. Since these funds are managed in a manner designed to maintain a $1.00 per share market value, we do not expect any material changes in market values as a result of an increase or decrease in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

We have completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation has allowed us to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of March 31, 2003.

This evaluation included an analysis by our management of the following relevant factors:

•

On June 25, 2002, the Predecessor Company announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from access cost expenses to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. The Predecessor Company promptly notified KPMG LLP (“KPMG”), which in May 2002 had replaced Arthur Andersen LLP (“Andersen”) as the Company’s external auditors, and subsequently engaged KPMG to audit its consolidated financial statements for the years ended December 31, 2001 and 2000. The Predecessor Company also promptly notified Andersen, which had audited the Company’s consolidated financial statements for 2001 and reviewed its interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised the Predecessor Company that, in light of the inappropriate transfers of access costs, its audit report on the Predecessor Company’s consolidated financial statements for 2001 and its review of the Predecessor Company’s interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon.

•	On August 8, 2002, the Predecessor Company announced that its ongoing internal review of its consolidated financial statements discovered an additional $3.9 billion in improperly reported items that affect pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, the Predecessor Company announced that it expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion.

•	On March 13, 2003, the Predecessor Company announced the completion of a preliminary review of its goodwill and other intangible assets and property and equipment accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of property, plant and equipment and other intangible assets.

•	A Special Committee of the Predecessor Company’s Board of Directors, together with its Corporate Monitor Richard C. Breeden, conducted an independent investigation of these matters with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as its accounting advisors. The Special Committee’s report was released publicly on June 9, 2003. The report concluded, among other things, that the accounting improprieties were permitted to occur in part as a result of substantial deficiencies in the Predecessor Company’s financial system controls as well as serious failures in the Predecessor Company’s corporate governance.

•	The Predecessor Company’s accounting practices also were under investigation by the U.S. Attorney’s Office. In addition, the Bankruptcy Court appointed Richard Thornburgh, former Attorney General of the United States as an examiner to investigate accounting matters and corporate governance practices in order to identify potential causes of action against third parties. On November 4, 2002, the Examiner released his first Interim Report regarding the Examiner’s preliminary observations. On June 9, 2003, the Examiner released a second Interim Report regarding, among other things, corporate governance matters and past accounting practices. The second Interim Report determined that there were substantial problems with the Predecessor Company’s internal controls and corporate governance. The Examiner’s final report, released January 26, 2004, concerned potential claims the Company may have against third parties.

•	On November 26, 2002, the Predecessor Company consented to the entry of the permanent injunction that partially resolved the claims brought in a civil lawsuit by the SEC regarding its past public financial reports. The permanent injunction imposes certain ongoing obligations on the Predecessor Company and permits the SEC to seek a civil penalty. On June 11, 2003, the Predecessor Company consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the permanent injunction. One of the orders required the Company to adopt and implement recommendations to be made in a report by the Corporate Monitor appointed by the U.S. District Court, Richard C. Breeden, former Chairman of the SEC. Mr. Breeden’s report titled “Restoring Trust” concluded, among other things, that there were substantial deficiencies in the Company’s corporate governance, including in the area of disclosure controls and procedures.

•

In addition, in connection with performing its audit of the Predecessor Company’s financial results for the years 2000 through 2002, KPMG issued a letter on June 3, 2003 to the Audit Committee of the Predecessor Company’s Board of Directors identifying a substantial number of material weaknesses and other matters relating to the Company’s internal controls based upon its work through March 6, 2003. Our management considered KPMG’s letter in performing its evaluation. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to an auditor’s attention that, in its judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. KPMG’s consideration of the Company’s internal controls was in connection with the performance of its audit services and would not necessarily result in identification of all matters in internal controls that might be reportable conditions. Among the material weaknesses identified by KPMG were:

•	The need to increase the experience and depth of the Company’s financial management and accounting personnel,

•	The need to implement procedures and controls to review, monitor and maintain general ledger accounts,

•	The need to implement procedures to ensure that reconciliations between subsidiary ledgers and the general ledger are performed,

•	The highly automated, extremely complex and largely undocumented nature of our consolidation process,

•	The need for significant improvement in segregation of duties, responsibilities and management review controls,

•	The need to implement policies, procedures and standardization of internal controls,

•	The need to put appropriate procedures in place such that the Company’s operating management is confident that financial information being used to manage the Company’s businesses is ultimately included in its externally reported financial information,

•	The need to increase review, monitoring and oversight of the Company’s global business units,

•	The need for sufficient analysis and documentation of non-routine transactions, including derivative transactions and transactions relating to indefeasible rights of use, and

•	The need to address certain accounting matters in the Predecessor Company’s restated financial statements for the years 2000-2002.

KPMG also identified a number of other internal control matters not classified as material weaknesses in the areas of customer care; billing and revenue generation; developing, managing and implementing the Company’s networks; financial reporting; and the Company’s human resource system. A copy of the June 3, 2003 letter is attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 9, 2003.

As a result of these material weaknesses and the other factors described above, our management, including our current Chief Executive Officer and current Chief Financial Officer, has determined that our disclosure controls and procedures were inadequate as of March 31, 2003.

The following steps have been completed since June 2002 in response to the inadequacies noted above:

•	Termination or resignation of company officers and various financial and accounting personnel,

•	Closure of the finance and accounting department located in the Company’s former Clinton, Mississippi headquarters, where most of the improper activities were conducted,

•	Hiring of more than 400 new finance and accounting personnel, which resulted from earlier terminations and other departures,

•	Near-complete turnover in the composition of the Company’s senior management, including appointment of a new Chief Executive Officer, Chief Financial Officer, Corporate Controller, General Counsel and Chief Ethics Officer, all of whom came from positions outside MCI, and

•	Complete turnover in the Company’s board of directors.

In addition, since August 2003, we have undertaken the following efforts in order to further address these inadequacies:

•	Initiation, with the assistance of Deloitte & Touche LLP, of a comprehensive evaluation and remediation process with respect to internal controls over financial reporting and related processes, including a risk assessment, identifying the processes and systems that are significant to our financial statements and ranking these processes and systems based on inherent risk, and a controls assessment process, designed to identify and document internal controls that mitigate financial reporting risk as well as identify control gaps which may require further remediation.

•	Completion of action plans relating to all of the material weaknesses in internal control set forth in the June 3, 2003 KPMG letter, subject to (a) ongoing training and monitoring by management to ensure operation of controls as designed, (b) ensuring that ongoing implementation occurs in a timely fashion, (c) reviews by internal audit, (d) testing of internal controls for the purpose of complying with Section 404 of the Sarbanes-Oxley Act of 2002 and (e) further remediation, if necessary.

•	Implementing the recommendations contained in Mr. Breeden’s report, Restoring Trust, relating to transparency, internal controls and other areas of governance affecting our financial reporting and internal controls.

•	Establishment of a Disclosure Committee, consisting of senior management and other relevant personnel, and implementation of an extensive review process with respect to periodic SEC reports and other public disclosure.

•	Establishment of an Ethics Office, including the appointment of a Chief Ethics Officer reporting directly to the Chief Executive Officer and the Board of Directors.

•	Requiring all senior officers to sign an ethics pledge developed by Mr. Breeden committing such officers to uphold high standards of ethics and integrity as well as transparency in financial reporting.

•	Commencement of an ethics training program for all employees conducted in conjunction with New York University and the University of Virginia.

•	Commencement of additional training of senior officers and finance and accounting personnel on financial management, corporate governance and other related matters.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following material changes in the legal proceedings reported in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 12, 2004 have occurred:

Pre-Petition Claims. WorldCom and various current or former directors, officers, and advisors were named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to pre-petition claims as to the Debtors. Pre-petition litigation claims against the Company were discharged on the Emergence Date. Claims arising after the filing date generally were not discharged

Oklahoma Proceedings. In August 2003, the Attorney General of Oklahoma filed a criminal action against WorldCom and six former WorldCom executives alleging violations of Oklahoma securities laws. WorldCom entered a not guilty plea to the charges against it. On March 12, 2004, the Attorney General and WorldCom entered into a deferred prosecution agreement under which the criminal action against the Company was dismissed.

The FCC’s Local Competition Rules. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) issued a decision that will, upon issuance of the Court’s mandate vacate and remand many of the portions of the FCC’s Triennial Review Order that the incumbent local exchange companies (“ILECs”) had challenged, including the unbundling of switching, which is a critical component of the unbundled network element platform (“UNE-P”). The Court’s decision also affirmed the portions of the FCC’s Order that had not required incumbents to lease unbundled elements for the provision of broadband services. The decision, if left intact, may result in the incumbent local exchange carriers asserting that the Company has no legal authority to use UNE-P to serve local customers. Currently, the Company uses UNE-P to serve Mass Markets “Neighborhood” customers, many of whom also use our long distance service through bundled packages. Though the Company could seek to resell services provided by incumbent local exchange carriers or find other alternative means to provide service, the cost of such services would be substantially higher than our current cost of services. As a result, the D.C. Circuit’s decision, if not reversed, would have a material adverse effect on our Mass Markets segment’s ability to provide services on a competitive basis and sustain and grow its business. Shortly after the D.C. Circuit’s decision, three of the five FCC Commissioners publicly announced their intent to seek certiorari from the Supreme Court and a stay pending certiorari, and the Company also intends to file a petition for certiorari in the United States Supreme Court and to seek a stay pending certiorari. We can provide no assurances that such petitions will be granted. On March 31, 2004, all five FCC Commissioners urged all parties to attempt to negotiate a commercial alternative to UNE-P. To date, MCI has tried in good faith but has not reached a negotiated alternative with the incumbent carriers. To give all parties more time to negotiate, the five FCC Commissioners sought from the D.C. Circuit an extension of the stay of that Court’s mandate. On April 13, 2004, the D.C. Circuit granted that extension through June 15, 2004 and the FCC’s rules remain in effect at least through that date. The United States may seek from the U.S. Supreme Court a comparable extension of time within which any party may file a petition for certiorari.

State Tax. In conjunction with WorldCom’s bankruptcy claims resolution proceeding, certain states have filed or may file claims concerning WorldCom’s state income tax filings and its approach to related-party charges. The Company is working with the appropriate state taxing officials on these issues in an attempt to resolve the claims. On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code. The Company believes that the filing of this motion is merely a litigation tactic and that the motion has no merit. The bankruptcy court has held hearings on the motion, at the conclusion of which, the bankruptcy court took the matter under advisement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Plan, all of the Predecessor Company’s outstanding equity and debt securities were cancelled on the Emergence Date.

MCI is authorized to issue 3,000,000,000 shares of common stock having a par value of $0.01. Pursuant to the Plan, approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty claim, approximately 20 million shares are expected to be issued pursuant to the Plan to settle the claims of general unsecured creditors, approximately 11 million shares were reserved for issuance under the new 2003 management restricted stock plan (of which approximately 8.6 million were issued as of the Emergence Date) and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan.

In addition, on the Emergence Date and pursuant to the Plan, the Company issued to its pre-petition creditors $2.0 billion principal amount of 5.908% Senior Notes due 2007 (the “2007 Senior Notes”), $2.0 billion principal amount of 6.688% Senior Notes due 2009 (the “2009 Senior Notes”) and $1.7 billion principal amount of 7.735% Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes”). The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the existing and future domestic restricted subsidiaries of the Company.

The issuance of our shares of common stock and of the Senior Notes on the Emergence Date was exempt from the registration requirements of the Securities Act of 1933, as amended, and equivalent provisions of state securities laws, in reliance upon Section 1145(a) of Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, (ii) the recipients of the securities hold a claim against an interest in, or a claim for an administrative expense against the debtor and (iii) the securities are issued entirely in exchange for the recipient’s claim against or interest in the debtor, or are issued principally in such exchange and partly for cash or property.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 3 to the unaudited condensed consolidation financial statements, substantially all of the Predecessor Company’s direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result, such Debtors violated certain covenants on a majority of the pre-petition debt outstanding at the time of the filing and failed to pay dividends on their preferred stock (dividends on preferred stock not charged to earnings for the period January 1, 2003 through March 31, 2003 totaled $9 million). In addition, as a result of the erroneous financial reporting and subsequent restatements of financial results, WorldCom violated terms of its outstanding indentures and credit facilities; however, no formal notification of noncompliance was received by the Predecessor Company.

On the Emergence Date, all outstanding pre-petition debt claims and preferred equity claims were settled and cancelled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended March 31, 2003, other than matters voted on by holders of our debt securities in the ordinary course of our bankruptcy proceedings.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 17, 2003, we furnished information under Item 5, “Other Events” regarding the appointment of Victoria D. Harker as the acting Chief Financial Officer.

On January 30, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of November 2002 with the Bankruptcy Court and a press release related thereto.

On March 14, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of December 2002 with the Bankruptcy Court, the completion of a preliminary review of the Company’s goodwill and other intangible assets and property, plant and equipment (“PP&E”) accounts (which resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of PP&E and other intangible assets, following an impairment analysis in accordance with generally-accepted accounting principles) and a press release related thereto.

On March 26, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of January 2003 with the Bankruptcy Court and a press release related thereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized to sign.

MCI, INC.

By:	/s/ ROBERT T. BLAKELY

Robert T. Blakely Executive Vice President and Chief Financial Officer

Dated: April 29, 2004

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.