Form 10-Q
period 2003-06-30
MCI INC
filed 2004-04-29
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2003

or

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

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2003	2002	2003	2002
Revenues	$6,900	$8,202	$14,128	$16,968
Operating expenses:
Access costs	3,253	3,756	6,545	7,534
Costs of services and products	873	1,164	1,756	2,368
Selling, general and administrative	1,783	2,495	3,559	5,138
Depreciation and amortization	625	933	1,268	1,877
Unclassified, net	—	27	—	184
Property, plant and equipment impairment charges	—	4,525	—	4,525
Goodwill and intangibles impairment charges	—	400	—	400

Total	6,534	13,300	13,128	22,026
Operating income (loss)	366	(5,098)	1,000	(5,058)
Other income (expense), net
Interest expense (contractual interest of $598 and $1,224 for the three and six-month periods ended June 30, 2003)	(32)	(553)	(86)	(1,109)
Miscellaneous income (expense), net (includes a $2,250 SEC fine in 2002)	38	(2,799)	86	(2,489)
Reorganization items, net	(155)	—	(361)	—

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	217	(8,450)	639	(8,656)
Income tax expense (benefit)	131	(78)	241	(50)
Minority interests, net of tax	73	(96)	119	(71)

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	13	(8,276)	279	(8,535)
Net loss from discontinued operations	(5)	(72)	(4)	(254)

Income (loss) before cumulative effects of changes in accounting principles	8	(8,348)	275	(8,789)
Cumulative effects of changes in accounting principles	—	—	(215)	(32)

Net income (loss)	8	(8,348)	60	(8,821)
Distributions on preferred securities (contractual distributions of $7 and $16 for the three and six-month periods ended June 30, 2003)	—	9	—	18

Net income (loss) attributable to common shareholders	$8	$(8,357)	$60	$(8,839)

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	Predecessor Company
	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$4,768	$2,820
Accounts receivable, net of allowance for doubtful accounts of $1,693 for 2003 and $1,817 for 2002	5,426	5,611
Other current assets	1,248	1,218
Assets held for sale	106	—

Total current assets	11,548	9,649
Property, plant and equipment, net	13,485	14,190
Intangible assets, net	1,378	1,514
Deferred taxes	623	505
Other assets	695	904

	$27,729	$26,762

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$873	$1,080
Accrued access costs	1,937	2,068
Current portion of long-term debt	635	885
Accrued interest	29	35
Other current liabilities	3,688	3,354
Liabilities related to assets held for sale	12	—

Total current liabilities	7,174	7,422
Long-term debt, excluding current portion	1,176	1,046
Other liabilities	1,063	694
Liabilities subject to compromise	37,499	37,154
Commitments and contingencies (Note 8)
Minority interests not subject to compromise	1,153	837
Minority interests subject to compromise:
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures	750	750
Mandatorily redeemable preferred stock issued by subsidiaries	660	660
Preferred stock subject to compromise—Series D, E, and F Junior Convertible Preferred Stock ($436 and $494 aggregate liquidation preference for 2003 and 2002, including $1 of accrued and unpaid dividends for 2003 and 2002)	436	494
Shareholders’ deficit:
Preferred Stock, par value $.01 per share: authorized 50,000,000 in 2003 and 2002; issued and outstanding: none in 2003 and 2002	—	—
Common stock:
WorldCom group common stock, par value $.01 per share; authorized: 4,850,000,000 at June 30, 2003 and December 31, 2002; issued and outstanding: 2,977,561,915 at June 30, 2003 and 2,975,109,694 at December 31, 2002	30	30
MCI group common stock, par value $.01 per share; authorized: 150,000,000 at June 30, 2003 and December 31, 2002; issued and outstanding: 119,004,216 at June 30, 2003 and 118,877,925 at December 31, 2002	1	1
Additional paid-in capital	56,443	56,384
Accumulated deficit	(78,107)	(78,167)
Treasury stock, at cost: 6,765,316 shares of WorldCom group common stock and 270,611 shares of MCI group common stock at June 30, 2003 and December 31, 2002	(185)	(185)
Accumulated other comprehensive loss	(364)	(358)

Total shareholders’ deficit	(22,182)	(22,295)

	$27,729	$26,762

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Predecessor Company
	Six-Month Period Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$60	$(8,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,268	1,877
Loss on impairment of long-lived assets, goodwill and intangibles	—	4,925
Cumulative effects of changes in accounting principles	215	32
Minority interest, net of tax	119	(71)
Bad debt provision	540	750
Reserve for employee loan	—	336
Loss on sale of property, plant and equipment	6	65
Deferred tax provision	(136)	151
Non cash reorganization items	240	—
Other	19	10
Changes in assets and liabilities:
Accounts receivable	(411)	(1,261)
Other current assets	5	100
Non current assets	112	184
Accounts payable and accrued access costs	(491)	(700)
Other liabilities	690	2,030
Other	—	(19)

Net cash provided by operating activities	2,236	(412)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(260)	(1,169)
Proceeds from sale of property, plant and equipment	31	26
Proceeds from sale of investments	40	789
Proceeds from disposition of assets	—	53

Net cash used in investing activities	(189)	(301)
FINANCING ACTIVITIES
Principal borrowings on debt	112	2,684
Principal repayments on debt	(268)	(519)
Proceeds from exercise of stock options	—	15
Dividends paid on common and preferred stock	—	(159)
Debt issuance costs	—	(45)

Net cash provided by (used) in financing activities	(156)	1,976
Effect of exchange rate changes on cash	57	(49)
Net change in cash and cash equivalents	1,948	1,214
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,820	1,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,768	$2,504

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for taxes, net	$1	$(216)
Cash paid for interest, net of amounts capitalized	71	1,132
Cash paid for reorganization items	121	—
Non cash items:
Conversion of preferred stock to common stock	58	—
Conversion of Digex preferred stock to common stock	—	28
Unrealized holding (gain) loss on investments	(3)	23

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

The Company also owns approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. and subsidiaries (“Embratel”), which is a Brazilian voice and data telecommunications company and is considered a separate segment. Because the Company owns a controlling interest in Embratel, the Company consolidates Embratel in its condensed consolidated financial statements. Embratel is operated by its own management and employees. On November 12, 2003, the Predecessor Company announced its intention to sell its interest in Embratel and on March 15, 2004, the Predecessor Company announced that it had entered into a definitive agreement to sell its ownership interest in Embratel to Telefonos de Mexico (“Telmex”) for $360 million in cash. On April 21, 2004, the Company announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million. Completion of the sale is subject to approval by the applicable regulatory, securities and antitrust authorities. On April 27, 2004, these assets qualified as discontinued operations. As such, the Company will classify these assets as “held for sale” in its consolidated balance sheet and reclassify all revenues and expenses to discontinued operations for all prior periods in the interim three-month period ended June 30, 2004.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of this review, the Predecessor Company has restated its previously issued consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 and for the three-month period ended March 31, 2002.

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

The Predecessor Company restated its previously reported consolidated financial statements for the three months ended March 31, 2002 and for the years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in a net reduction of previously reported net income attributable to common shareholders of $612 million, $17.1 billion and $53.1 billion for the three-month period ended March 31, 2002, years ended December 31, 2001, and 2000, respectively. Therefore, the condensed consolidated financial statements presented herein include the effects of the Predecessor Company’s restatement of historical financial statements.

The restatement of previously reported financial statements primarily resulted from:

•	Impairment charges which were not previously recorded and the resulting impacts on depreciation expense;

•	Improper reduction of access costs;

•	Inappropriate application of purchase accounting; and

•	Errors in long-lived asset depreciable lives.

In conjunction with the Predecessor Company’s restatement and through December 31, 2002 a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items the Predecessor Company was unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the condensed consolidated statements of operations for the three and six-month period ended June 30, 2002.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of June 30, 2003, and for the three and six-month periods ended June 30, 2003 and 2002, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Predecessor Company. The operating results for the interim periods are not

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 12, 2004.

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

Basis of Financial Statement Preparation

For periods presented subsequent to the Petition Date, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in our unaudited condensed consolidated statement of operations for the three and six-month periods ended June 30, 2003. Cash used for reorganization items is disclosed as a supplement to the unaudited condensed consolidated statement of cash flows.

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

The Company has evaluated its long-lived assets and determined that legal asset retirement obligations exist for the removal of a limited number of these assets as of January 1, 2003 and has recorded the cumulative effect of a change in accounting principle in its 2003 statement of operations of $215 million, which represents the difference between the increase in net asset value of $60 million and the estimated liability of $275 million. The majority of these obligations relate to specific lease restoration requirements of leased buildings, obligations related to removal and restoration of international and fiber optic cable, towers and antennae, and obligation related to other long-lived assets.

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

	Predecessor Company
	Three-Month Period Ended June 30, 2002	Six-Month Period Ended June 30, 2002
Net loss attributable to common shareholders, as reported	$(8,357)	$(8,839)
Deduct: Additional accretion and depreciation expense	(7)	(15)

Net loss attributable to common shareholders, as adjusted	$(8,364)	$(8,854)

Earnings per Share

Historical earnings per share information has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests, including the interests of the Predecessor Company’s WorldCom group common stockholders and MCI group common stockholders, were eliminated (without a distribution) on the Emergence Date. In addition, because of the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) by the Predecessor Company in July 2001, in order to present earnings per share information, the Company would be required to determine the net income or loss generated by the WorldCom group and MCI group separately. Primarily as a result of the extensive re-creation of many of the Predecessor Company’s historical financial entries that was required in order to complete its restatement process, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income and loss information for each group impracticable. In lieu of presenting historical earnings per share information, unaudited pro forma earnings per share data for the three and six-month periods ended June 30, 2003 has been presented, with such information calculated by dividing net income attributable to common shareholders by the 326 million shares of shares of new MCI common stock that the Plan assumes to be issued by the Company. The Company believes that this unaudited pro forma presentation provides users of its condensed consolidated financial statements with information that is of greater relevance than historical earnings per share information.

The following pro forma earnings per share is calculated by dividing the Predecessor Company’s net income attributable to common shareholders by 326 million common shares of new MCI common stock assumed to be issued pursuant to its Plan (in millions, except for per share amounts):

	Predecessor Company
	Three-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2003
Net income attributable to common shareholders	$8	$60
Shares to be issued pursuant to the Plan	326	326

Pro forma basic and diluted earnings per share	$0.02	$0.18

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

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Predecessor Company’s net loss attributable to common shareholders for the three and six-month periods ended June 30, 2003 and 2002 would have been as follows (in millions):

	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2003	2002	2003	2002
Net income (loss) attributable to common shareholders, as reported	$8	$(8,357)	$60	$(8,839)
Add: Stock-based employee compensation expense recorded, net of tax	—	1	1	1
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(68)	(75)	(136)	(160)

Net loss attributable to common shareholders, pro forma	$(60)	$(8,431)	$(75)	$(8,998)

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

The Plan was confirmed by the Bankruptcy Court on October 31, 2003. On the Emergence Date, the provisions of the Plan were implemented. A summary of the significant provisions of the Plan is set forth below:

•	The Predecessor Company merged with and into MCI whereby the separate existence of the Predecessor Company ceased and MCI is the surviving company;

•	All common and preferred equity shares of the Debtors (and all stock options and warrants) including WorldCom group common stock, MCI group common stock, WorldCom series D, E and F preferred stock, WorldCom Synergies Management Company preferred stock, WorldCom quarterly income preferred securities and Intermedia series B preferred stock were cancelled;

•	All debt securities of the Debtors were settled and cancelled;

•	Unexpired leases and executory contracts of the Debtors were assumed or rejected;

•	MCI issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007, approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014 (collectively the “Senior Notes”);

•	Approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty and approximately 20 million shares are expected to be issued pursuant to the Plan to settle the claims of general unsecured creditors;

•	Approximately 11 million shares of new MCI common stock were reserved for issuance under the new management restricted stock plan (of which approximately 8.6 million shares were issued at the Emergence Date) and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan;

•	Total payments of approximately $2.6 billion in cash were estimated in the Plan to be paid to settle certain claims against the Debtors, including the SEC civil penalty claim referred to below; and

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	An SEC civil penalty claim was settled by payment of $500 million in cash and, as noted above, the transfer of 10 million shares of new MCI common stock having a value of $250 million (based upon the valuation set forth in the Plan). The funds paid and common stock transferred will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

The following summarizes the Plan’s classification and treatment of claims and equity interests:

•	Claims having an estimated recovery of 100%: Administrative expenses and other priority claims, secured tax claims, and other secured claims are to be paid in cash. In addition, obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by the Company will be paid in full when due.

•	Claims and interest having an estimated recovery of less then 100%: Convenience claims, bank settlement claims, WorldCom senior debt claims, WorldCom general unsecured claims, MCI Communications Corporation (“MCIC”) pre-merger claims, MCIC senior debt claims, MCIC subordinated debt claims, Intermedia senior debt claims, Intermedia general unsecured claims, Intermedia subordinated debt claims and Intermedia preferred stock are in each case, to receive either cash, new notes and/or shares of new MCI common stock.

•	Claims having zero recovery: Subordinated claims, WorldCom equity interests and Intermedia common equity interests were cancelled on the Emergence Date.

Liabilities Subject to Compromise

Liabilities subject to compromise reflected in the condensed consolidated balance sheets represent the liabilities of the Debtor entities incurred prior to the Petition Date, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following (in millions):

	Predecessor Company
	As of June 30, 2003	As of December 31, 2002
Long-term debt	$30,679	$30,679
Accrued interest	580	557
Pre-petition accounts payable and accrued access costs	2,973	2,822
Other liabilities	3,267	3,096

Total liabilities subject to compromise	$37,499	$37,154

No interest expense related to pre-petition debt has been accrued following the Petition Date as none of the allowed claims against the Debtors has underlying collateral in excess of the principal amount of debt. If the Debtors had recognized interest on the basis of the amounts they were contractually required to pay, additional interest expense of $566 million and $1.1 billion would have been recorded in the three and six-month periods ended June 30, 2003, respectively.

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

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization items for the three and six-month periods ended June 30, 2003 consisted of the following (in millions):

	Predecessor Company
	Three-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2003
Contract rejections	$70	$153
Employee retention, severance and benefits	23	71
Loss on disposal of assets	6	19
Lease terminations	78	132
Professional fees	25	40
Gain on settlements with creditors	(37)	(36)
Interest earned by debtor entities during reorganization	(10)	(18)

Expense from reorganization items, net	$155	$361

(4) Impairment Charges

The Company performs its assessment for the potential of permanent impairment in the value of its other intangibles and property, plant and equipment (collectively “long-lived assets”) and goodwill at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of patents and customer lists. The Company’s indefinite-lived intangible assets consist of SkyTel channel rights and the MCI, UUNET and Digex trade names.

The Company generates most of its cash flows from products and services that are principally delivered to customers over its integrated telecommunications network (“Integrated Network”) and related intangible assets. Certain asset groups of operating companies, such as Embratel, Digex, SkyTel, and certain other smaller standalone businesses, generate their cash flows largely independent of the cash flows of the Integrated Network. Therefore, these asset groups are evaluated separately.

The Company assesses recoverability of its long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In 2002, the Predecessor Company began to evaluate goodwill and any indefinite-lived intangibles at least annually or when events or circumstances indicate that the carrying values may not be recoverable, based upon their respective fair values. Impairment analyses for goodwill and long-lived assets were completed in accordance with SFAS No. 142 and No. 144. The Company has established October 1 as its annual assessment date under SFAS No. 142.

The Predecessor Company performed impairment analyses for the year 2002, in 2003 and 2004 given the conclusion that there was a significant adverse impact on the Predecessor Company’s market capitalization that resulted from, among other things, deterioration in projected revenue, operating profit margins and the overall telecommunications industry, coupled with the misstatement of operating income in 2000 and 2001, and numerous acquisitions at prices inflated by the optimism resulting from potential business expansion of the Internet.

In recognition of the impairment analysis performed for the Integrated Network and other asset groups, the Predecessor Company recorded a goodwill and other intangible asset impairment charge of $6.9 billion and $33.1 billion and a property, plant and equipment impairment charge of $5.7 billion and $14.1 billion in 2001 and 2000, respectively. As a result of these impairment charges, at the end of 2001, the carrying value of goodwill for the Integrated Network and all asset groups was reduced to zero, and the carrying value of the Predecessor Company’s indefinite and long-lived assets was reduced to their fair value.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2002, additional impairment indicators occurred including continued competitive pressures, the discovery of accounting irregularities in June that led to the Predecessor Company’s impending bankruptcy and the resignation of senior officers. These factors dramatically impaired asset recoverability and the Predecessor Company’s ability to finance operations, resulting in a further reduction in projected cash flows. These events precipitated a lack of access to the capital markets, a lack of confidence from its customers and overall uncertainties about the Predecessor Company’s economic viability. As a result, the Predecessor Company reviewed its Integrated Network, which had a collective carrying value of $15.9 billion, for further impairment. Based on the results of an assessment of expected cash flows over a period of 5 years discounted at 14% with a 2% terminal growth rate, the Predecessor Company comparative market valuation metrics completed with the assistance of an independent third party valuation specialist, the Predecessor Company concluded that the carrying value of the Integrated Network exceeded its estimated fair value by $4.9 billion. Accordingly, the Predecessor Company recorded impairment charges of $45 million for goodwill comprised primarily of reclassification of definite-lived assets related to the Predecessor Company’s workforce and $353 million for other intangible assets. In addition, a $4.5 billion property, plant and equipment impairment charge was recorded in 2002. As a result of these impairment charges, the carrying value of goodwill associated with the Integrated Network was reduced to zero.

In the second quarter of 2002, Digex performed an undiscounted cash flow analysis related to its long-lived assets. Digex is a leading provider of advanced hosting services, including value added products such as monitoring, security, reporting, performance and application hosting for companies conducting business on the Internet. The Predecessor Company’s controlling interest was acquired in connection with the Intermedia acquisition in the third quarter of 2001. The result of this analysis indicated that an impairment of the carrying value of its property, plant and equipment and other intangible assets existed as of June 30, 2002. Based upon an independent appraisal, the carrying value of the Digex long-lived assets was reduced to fair value. This resulted in the Predecessor Company recording a $2 million and a $55 million impairment charge related to other intangible assets, and property, plant and equipment, respectively.

Upon the adoption of SFAS No. 142 as of January 1, 2002, the Predecessor Company evaluated the indefinite-lived channel rights intangibles of SkyTel, a leading messaging service provider, with products such as traditional one-way paging, two-way paging and wireless email, and determined that the net book value of $33 million was impaired. Accordingly, the Predecessor Company reduced the carrying value of these intangible assets to their estimated fair value of $1 million. This $32 million impairment was recognized as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002.

As of September 30, 2002, the Predecessor Company determined that it would dispose of SkyTel’s operations and engaged an investment banking firm to evaluate and assess the interest of potential buyers. While it was subsequently determined that the Predecessor Company would not dispose of Skytel, the intent to sell caused the Predecessor Company to evaluate the recoverability of the SkyTel long-lived assets, which had a carrying value of $142 million, in the third quarter of 2002. The review concluded that SkyTel’s long-lived assets were impaired. The assessment resulted in an estimated fair value of $68 million and thus the Predecessor Company recorded an impairment charge of $74 million to property, plant and equipment.

There were no trigger events identified in 2003 under SFAS No. 144. With the assistance of a third-party valuation specialist, the Company performed its annual impairment test under SFAS No. 142 as of September 30, 2003 utilizing projected cash flows and market valuation models. Management determined that no adjustments to the carrying values were required.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Discontinued Operations

In May 2002, the Predecessor Company committed to a plan to exit its wireless cellular resale business (“Wireless”) because of continuing operating losses. In July 2002, the Predecessor Company sold its Wireless customer contracts, with no book value, to several wireless providers and resellers for a total of $34 million, which was recognized as a gain in 2002. All contracts were effectively transitioned to other providers by October 2002. The recorded assets and liabilities of Wireless were comprised primarily of trade accounts receivable, fixed assets, capitalized software and trade accounts payable, and were not sold by the Predecessor Company. The related fixed assets and capitalized software were not usable in other parts of the Predecessor Company’s business and the useful lives were therefore shortened to reflect the timeline to transition the Wireless customers to other providers.

The Predecessor Company decided to dispose of network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service (“MMDS”). In June 2003, the Predecessor Company received bankruptcy approval to dispose of these assets and as such, this standalone entity was reclassified to discontinued operations. As of June 30, 2003, total assets of MMDS were approximately $106 million and relate primarily to intangible assets.

The unaudited condensed consolidated statements of operations have been restated to reflect Wireless and MMDS as discontinued operations for all periods presented. The operating results for the three and six-month periods ended June 30, 2003 and 2002 are presented below (in millions).

	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2003	2002	2003	2002
Revenues	$4	$222	$13	$502
Net loss	(5)	(72)	(4)	(254)

(6) Debt

On July 23, 2002, the Predecessor Company negotiated its Debtor-in-Possession Agreement (“DIP Agreement”) for $750 million in Debtor-in-Possession Financing (the “DIP Facility”). The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. In January 2004, the Company reduced the size of the DIP Facility to $300 million. As of June 30, 2003 and December 31, 2002, there were no advances outstanding under the DIP Facility. At June 30, 2003, the Predecessor Company had $84 million of letters of credit outstanding under the DIP Facility, the Predecessor Company had $47 million in undrawn letters of credit that were issued under a $1.6 billion credit facility prior to the bankruptcy filing and Digex had $3 million of letters of credit outstanding under separate credit facilities.

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

Accounts Receivable Securitization Facility

On May 23, 2002, the Predecessor Company renewed its accounts receivable securitization program (the “A/R Facility”) which was an agreement to sell, on an ongoing basis, accounts receivable to a wholly-owned “bankruptcy remote” subsidiary. The subsidiary subsequently sold receivables for proceeds of up to $1.5 billion. Prior to the renewal, the A/R Facility allowed the Company to sell receivables for proceeds of up to $2.2 billion. The Predecessor Company was responsible for servicing the accounts receivable sold. The sale of the receivables was accounted for under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The carrying value of the retained interest in the receivables was based upon the Predecessor Company’s interest in the receivables offset, in part, by estimated loss reserves and fees against the receivables sold.

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

(7) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gain (loss) on available-for-sale securities and the Company’s minimum pension liability. The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax (in millions):

	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$8	$(8,348)	$60	$(8,821)
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	41	(41)	(9)	(46)
Unrealized gain (loss) on available-for-sale securities	3	(10)	3	(23)

Other comprehensive income (loss)	44	(51)	(6)	(69)

Total comprehensive income (loss)	$52	$(8,399)	$54	$(8,890)

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

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement. The Predecessor Company has accrued for its estimate to settle the litigation as of December 31, 2002 and June 30, 2003.

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

On November 26, 2002, the Predecessor Company consented to the entry of a permanent injunction that partially resolved claims brought in this suit. The injunction imposes certain ongoing obligations on the Predecessor Company and permits the SEC to seek a civil penalty from the Predecessor Company.

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

ERISA Litigation. On March 18, 2002, one current and one former employee filed suit in federal court in California against the Predecessor Company and two of its former executive officers on behalf of a putative class of participants in the WorldCom 401(k) plan and its predecessor plans, claiming that defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) with respect to the administration of the plans by, among other things, misrepresenting the Predecessor Company’s financial results and by allowing plan participants to continue to invest in the Predecessor Company’s stock as one of their plan options. Following the Predecessor Company’s June 25, 2002, restatement announcement, participants in 401(k) plans for the Predecessor Company and various of its affiliates filed approximately 15 additional putative class action suits against the Predecessor Company and certain of its executive officers in federal courts in New York, Mississippi, Florida, Oklahoma, and the District of Columbia.

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

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2003. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Business Segment Information

As of June 30, 2003, the Predecessor Company’s business segments represent strategic business units based on the types of customers each segment serves. These business segments consist of Business Markets, Mass Markets, International and Embratel. These business segments were determined in accordance with how the Predecessor Company’s executive management, as of June 30, 2003, analyzed, evaluated and operated the Predecessor Company’s entire global operations. In 2003, the Predecessor Company reclassified revenue that was previously identified as Corporate and Other into the most appropriate category within each business segment. The amounts for 2002 have been adjusted to reflect this reclassification.

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

In March of 2004, the Company announced plans to realign its business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. The Company expects to begin reporting according to this new business structure sometime in 2004.

Business Segments

The following is a description of the Predecessor Company’s business segments as they exist as of June 30, 2003:

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

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information for each of the Predecessor Company’s reportable business segments and revenue product lines is as follows (in millions):

	Three-Month Period Ended June 30, 2003 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$1,465	$1,609	$639	$—	$3,713	$—	$3,713
Data	1,563	4	101	—	1,668	—	1,668
Internet	554	—	249	—	803	—	803
Other	—	—	—	—	—	716	716

Total revenues	3,582	1,613	989	—	6,184	716	6,900

Access costs and costs of services and products				3,715	3,715	411	4,126

Gross profit					2,469	305	2,774
Selling, general and administrative expenses	331	582	191	497	1,601	182	1,783
Depreciation and amortization expenses				545	545	80	625

Operating income					323	43	366
Interest expense					(16)	(16)	(32)
Miscellaneous (expense) income					(62)	100	38
Reorganization items, net					(155)	—	(155)

Income from continuing operations before income taxes and minority interests					$90	$127	$217

	Three-Month Period Ended June 30, 2002 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$1,544	$1,901	$606	$—	$4,051	$—	$4,051
Data	1,914	7	104	—	2,025	—	2,025
Internet	924	—	234	—	1,158	—	1,158
Other	—	—	—	—	—	968	968

Total revenues	4,382	1,908	944	—	7,234	968	8,202

Access costs and costs of services and products				4,336	4,336	584	4,920

Gross profit				—	2,898	384	3,282
Selling, general and administrative expenses	480	605	222	904	2,211	284	2,495
Depreciation and amortization expenses				831	831	102	933
Unclassified, net				27	27	—	27
Impairment charges				4,925	4,925	—	4,925

Operating loss					(5,096)	(2)	(5,098)
Interest (expense) income					(572)	19	(553)
Miscellaneous expense					(2,533)	(266)	(2,799)

Loss from continuing operations before income taxes and minority interests					$(8,201)	$(249)	$(8,450)

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-Month Period Ended June 30, 2003 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$3,051	$3,338	$1,252	$—	$7,641	$—	$7,641
Data	3,239	12	197	—	3,448	—	3,448
Internet	1,198	—	510	—	1,708	—	1,708
Other	—	—	—	—	—	1,331	1,331

Total revenues	7,488	3,350	1,959	—	12,797	1,331	14,128

Access costs and costs of services and products				7,538	7,538	763	8,301

Gross profit					5,259	568	5,827
Selling, general and administrative expenses	703	1,117	374	1,019	3,213	346	3,559
Depreciation and amortization expenses				1,119	1,119	149	1,268

Operating income					927	73	1,000
Interest expense					(59)	(27)	(86)
Miscellaneous (expense) income					(61)	147	86
Reorganization items, net					(361)	—	(361)

Income from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$446	$193	$639

	Six-Month Period Ended June 30, 2002 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$3,313	$3,830	$1,149	$—	$8,292	$—	$8,292
Data	4,103	11	224	—	4,338	—	4,338
Internet	1,908	—	461	—	2,369	—	2,369
Other	—	—	—	—	—	1,969	1,969

Total revenues	9,324	3,841	1,834	—	14,999	1,969	16,968

Access costs and costs of services and products				8,718	8,718	1,184	9,902

Gross profit					6,281	785	7,066
Selling, general and administrative expenses	1,028	1,149	472	1,943	4,592	546	5,138
Depreciation and amortization expenses				1,684	1,684	193	1,877
Unclassified, net				184	184	—	184
Impairment charges				4,925	4,925	—	4,925

Operating (loss) income					(5,104)	46	(5,058)
Interest (expense) income					(1,114)	5	(1,109)
Miscellaneous expense					(2,212)	(277)	(2,489)

Loss from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$(8,430)	$(226)	$(8,656)

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

During the six-month period ended June 30, 2002, the Predecessor Company established a valuation reserve of $336 million which is equivalent to the outstanding principal and accrued interest balance under the Ebbers Note less the amount anticipated to be realized. The Predecessor Company recorded this amount to bad debt expense which is a component of selling, general and administrative expense. The Company will continue to pursue efforts to recover all amounts due and payable under the Ebbers Note.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Condensed Combined Financial Statements

In accordance with SOP 90-7, the following condensed combined financial statements of the Debtors, consisting of substantially all of the Predecessor Company’s direct and indirect domestic subsidiaries, represents the condensed combined financial position and the results of operations for the Debtor entities for the six-month period ended June 30, 2003. These statements have been prepared on the same basis as the Company’s condensed consolidated financial statements.

Debtors Unaudited Condensed Combined Statement of Operations

Six-Month Period Ended June 30, 2003

(In Millions)

Revenues(1)	$11,174
Operating expenses(1)	9,934

Operating income	1,240
Other expense, net	(823)

Income from continuing operations before income taxes, minority interests and a cumulative effect of a change in accounting principle	417
Income tax expense	(145)
Minority interests, net of tax	7

Income from continuing operations before cumulative effect of a change in accounting principle	279
Loss from discontinued operations	(4)
Cumulative effect of a change in accounting principle	(215)

Net income attributable to common shareholders(2)	$60

(1)	Includes revenues and associated costs of the Predecessor Company’s non-debtor international subsidiaries that are subject to transfer pricing agreements with one of the Predecessor Company’s debtor subsidiaries which effectively transfers the revenues and expenses of the non-debtor international subsidiaries to a debtor entity.

(2)	The net income attributable to common shareholders of the Debtors is equal to the Predecessor Company’s consolidated net income attributable to common shareholders because Worldcom, Inc. (ultimate parent company of all consolidated subsidiaries) was a debtor and all non-debtor subsidiaries are accounted for on the equity method of accounting in these unaudited condensed combined financial statements of the debtor entities. Equity in earnings (losses) are included in other income, net.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors Unaudited Condensed Combined Balance Sheet

As of June 30, 2003

(In Millions)

ASSETS
Cash and cash equivalents	$4,275
Accounts receivable, net of allowance for doubtful accounts of $629	4,323
Other current assets	756

Total current assets	9,354
Property, plant and equipment, net	8,927
Other assets(1)	4,392

$22,673

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities	$4,788
Other long-term liabilities	1,382
Liabilities subject to compromise	37,499
Minority interest and preferred stock subject to compromise	1,186
Shareholders’ deficit	(22,182)

$22,673

(1)	Includes the Debtors’ investments in their consolidated subsidiaries that did not file for Chapter 11 on an equity accounting basis.

(12) Subsequent Events

On April 20, 2004, the Company emerged from Chapter 11. In accordance with the Plan, the Company issued approximately 296 million shares of new MCI common stock to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty and approximately 20 million shares are expected to be issued pursuant to the Plan to settle claims of general unsecured creditors. In addition, the Company issued $5.7 billion of new debt and recorded a gain on settlement of liabilities subject to compromise of approximately $22.3 billion.

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

We also own approximately a 19% economic interest and a 52% voting interest in Embratel, which is a Brazilian voice and data communications company that is operated by its own management and employees. Because we own a controlling interest in Embratel, we consolidate Embratel in our consolidated financial statements and it is a separate business segment in our segment results (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). On March 15, 2004, we announced a definitive agreement to sell our ownership interest in Embratel to Telmex for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million. Completion of the sale is subject to approval by the applicable regulatory, securities and antitrust authorities.

Since our inception, we have grown significantly as a result of numerous acquisitions. On September 14, 1998, we acquired MCI Communications Corporation, one of the world’s largest providers of telecommunications services. On October 1, 1999, we acquired SkyTel Communications, Inc., a leading provider of messaging services in the United States. On July 1, 2001, we acquired Intermedia Communications Inc. and, as a result, a controlling interest in Digex, Incorporated, a provider of managed web and application hosting services. On November 17, 2003, we acquired the remaining shares of Digex common stock and, as a result, Digex became a wholly-owned subsidiary.

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

Restatements and Reclassifications of Previously Issued Consolidated Financial Statements

As discussed in Note 4 of the Predecessor Company’s 2002 Annual Report on Form 10-K, the Predecessor Company restated its previously reported consolidated financial statements for the three months ended March 31, 2002 and for the years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in a cumulative net reduction of previously reported net income attributable to common shareholders of $17.1 billion and $53.1 billion for the years ended December 31, 2001, and 2000, respectively, and a net reduction of $0.8 billion to shareholders’ equity at January 1, 2000. Therefore, the consolidated financial statements presented herein include the effects of the Predecessor Company’s restatement of historical financial statements.

For a complete description of the events leading up to the restatement and the nature of the restatement, refer to the Predecessor Company’s 2002 Annual Report on Form 10-K. The restatement of previously reported financial statements primarily resulted from:

•	Impairment charges which were not previously recorded and the resulting impacts on depreciation expense;

•	Improper reduction of access costs;

•	Inappropriate application of purchase accounting; and

•	Errors in long-lived asset depreciable lives.

In conjunction with our restatement and through December 31, 2002 a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items we were unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the consolidated statements of operations for the three and six-month periods ended June 30, 2002.

For descriptions of the restatements, see our first quarter 2003 Quarterly Report on Form 10-Q filed with the SEC on April 20, 2004 and WorldCom’s 2002 Annual Report on Form 10-K filed with the SEC on March 12, 2004. The consolidated financial statements in this Quarterly Report on Form 10-Q include the effects of the restatements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications include changes in the classification of deferred tax assets, reflecting a 2002 receipt of cash to an investing activity versus an operating activity, and adjustments to segment allocations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. For a complete discussion regarding our critical accounting policies refer to our Annual Report on Form 10-K for the year ended December 31, 2002. The following are our most critical accounting policies:

•	Accounting and reporting during reorganization;

•	Revenue and associated allowances for revenue adjustments and doubtful accounts;

•	Access costs;

•	Valuation and recovery of long-lived assets;

•	Accounting for income taxes; and

•	Acquisition related assets and liabilities.

Results of Operations

Our unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 have been prepared in accordance with Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which requires an entity’s statement of operations to portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any income, expenses, realized gains and losses, and provisions resulting from our reorganization are reported separately as reorganization items, except those required to be reported as discontinued operations in conformity with SFAS Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As noted above under “Business Overview,” we have announced a definitive agreement to sell our interest in Embratel. In view of this pending sale, the following tables set forth, for the periods indicated, our unaudited condensed consolidated statements of operations with and without Embratel (in millions):

	Three-Month Period Ended June 30, 2003			Three-Month Period Ended June 30, 2002
	Without Embratel	Embratel (1)	Total	Without Embratel	Embratel (1)	Total
Revenues	$6,184	$716	$6,900	$7,234	$968	$8,202
Operating expenses:
Access costs	3,009	244	3,253	3,398	358	3,756
Costs of services and products	706	167	873	938	226	1,164
Selling, general and administrative	1,601	182	1,783	2,211	284	2,495
Depreciation and amortization	545	80	625	831	102	933
Unclassified, net	—	—	—	27	—	27
Property, plant and equipment impairment charges	—	—	—	4,525	—	4,525
Goodwill and intangible impairment charges	—	—	—	400	—	400

Total	5,861	673	6,534	12,330	970	13,300
Operating income (loss)	323	43	366	(5,096)	(2)	(5,098)
Other income (expense), net:
Interest (expense) income (contractual interest of $598 in 2003)	(16)	(16)	(32)	(572)	19	(553)
Miscellaneous (expense) income	(62)	100	38	(2,533)	(266)	(2,799)
Reorganization items, net	(155)	—	(155)	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	90	127	217	(8,201)	(249)	(8,450)
Income tax expense (benefit)	86	45	131	65	(143)	(78)
Minority interests expense (income), net of tax	2	71	73	(11)	(85)	(96)

Income (loss) from continuing operations	2	11	13	(8,255)	(21)	(8,276)
Net loss from discontinued operations	(5)	—	(5)	(72)	—	(72)

Net (loss) income	(3)	11	8	(8,327)	(21)	(8,348)
Distributions on preferred securities (contractual distributions of $7 in 2003)	—	—	—	9	—	9

Net (loss) income attributable to common shareholders	$(3)	$11	$8	$(8,336)	$(21)	$(8,357)

	Six-Month Period Ended June 30, 2003			Six-Month Period Ended June 30, 2002
	Without Embratel	Embratel (1)	Total	Without Embratel	Embratel (1)	Total
Revenues	$12,797	$1,331	$14,128	$14,999	$1,969	$16,968
Operating expenses:
Access costs	6,083	462	6,545	6,798	736	7,534
Costs of services and products	1,455	301	1,756	1,920	448	2,368
Selling, general and administrative	3,213	346	3,559	4,592	546	5,138
Depreciation and amortization	1,119	149	1,268	1,684	193	1,877
Unclassified, net	—	—	—	184	—	184
Property, plant and equipment impairment charges	—	—	—	4,525	—	4,525
Goodwill and intangible impairment charges	—	—	—	400	—	400

Total	11,870	1,258	13,128	20,103	1,923	22,026

Operating income (loss)	927	73	1,000	(5,104)	46	(5,058)
Other (expense) income, net:
Interest (expense) income (contractual interest of $1,224 in 2003)	(59)	(27)	(86)	(1,114)	5	(1,109)
Miscellaneous (expense) income	(61)	147	86	(2,212)	(277)	(2,489)
Reorganization items, net	(361)	—	(361)	—	—	—

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	446	193	639	(8,430)	(226)	(8,656)
Income tax expense (benefit)	173	68	241	85	(135)	(50)
Minority interests (income) expense, net of tax	(5)	124	119	1	(72)	(71)

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	278	1	279	(8,516)	(19)	(8,535)
Net loss from discontinued operations	(4)	—	(4)	(254)	—	(254)

Income (loss) before cumulative effects of changes in accounting principles	274	1	275	(8,770)	(19)	(8,789)
Cumulative effects of changes in accounting principles	(215)	—	(215)	(32)	—	(32)

Net income (loss)	59	1	60	(8,802)	(19)	(8,821)
Distributions on preferred securities (contractual distributions of $16 in 2003)	—	—	—	18	—	18

Net income (loss) attributable to common shareholders	$59	$1	$60	$(8,820)	$(19)	$(8,839)

(1)	These statements of operations for Embratel differ from the financial statements issued by Embratel due to currency translations from Brazilian Reais to U.S. dollars, unamortized intangibles originating from our initial investment and the subsequent impairment of certain long-lived assets. Embratel’s results are also presented net of any intercompany transactions between Embratel and us.

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

Beginning in the second half of 2002, we began making extensive changes in our management and Board of Directors as well as our business processes and operations. These changes include the hiring of a new Chief Executive Officer, a new Chief Financial Officer and a new Corporate Controller. We have also reviewed our accounting and internal control practices and restated our 2000 and 2001 annual financial statements as well as our quarterly financial statements for the three months ended March 31, 2002. Furthermore, we have implemented numerous changes in our internal controls and corporate governance policies and procedures.

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

The following is a discussion of our results of operations, excluding Embratel, for the three month and six month periods ended June 30, 2003 and 2002. For each of our business segments, we discuss revenues. All other items are discussed on a consolidated basis. During 2003, revenues which were previously included in a Corporate and Other segment were assigned to Business Markets, Mass Markets and International. Accordingly, the segment information for 2002 included herein reflects these reclassifications and differs from the corresponding information in WorldCom’s 2002 Annual Report on Form 10-K filed with the SEC on March 12, 2004. Furthermore, in March of 2004, we announced our plans to realign our business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. Since this reorganization was not effective during the periods covered by the financial statements in this Quarterly Report on Form 10-Q, the business descriptions and financial results included herein do not reflect the reorganization.

Revenues. For the three and six-month periods ended June 30, 2003 and June 30, 2002, revenues by business segment were as follows (in millions):

	Three-Month Period Ended June 30,		Incr(Decr)		Six-Month Period Ended June 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Business Markets	$3,582	$4,382	$(800)	(18.3)	$7,488	$9,324	$(1,836)	(19.7)
Mass Markets	1,613	1,908	(295)	(15.5)	3,350	3,841	(491)	(12.8)
International	989	944	45	4.8	1,959	1,834	125	6.8

Total Revenues	$6,184	$7,234	$(1,050)	(14.5)	$12,797	$14,999	$(2,202)	(14.7)

Business Markets. During the three months and six-month periods ended June 30, 2003 and June 30, 2002, the amounts of, and changes in, the product line revenues of Business Markets were as shown in the table below (in millions):

	Three-Month Period Ended June 30,		Incr(Decr)		Six-Month Period Ended June 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Voice services	$1,465	$1,544	$(79)	(5.1)	$3,051	$3,313	$(262)	(7.9)
Data services	1,563	1,914	(351)	(18.3)	3,239	4,103	(864)	(21.1)
Internet services	554	924	(370)	(40.0)	1,198	1,908	(710)	(37.2)

Total Business Markets	$3,582	$4,382	$(800)	(18.3)	$7,488	$9,324	$(1,836)	(19.7)

For the three-month period ended June 30, 2003, Business Markets revenue was 57.9% of total revenue versus 60.6% for the comparable 2002 period and, for the first six months of 2003, Business Markets revenue was 58.5% of total revenue versus 62.2% for the comparable 2002 period.

During the second quarter and the first six months of 2003, our revenue from voice services decreased primarily due to reduced retail and wholesale price levels. The expanded market presence of regional telephone companies (“RBOCs”) and product substitution has resulted in pricing pressure, adversely impacting both long distance and local voice services revenue.

Revenue from data services declined during the second quarter and the first half of 2003 primarily due to price decreases as a result of excess capacity in the marketplace and lower volumes due to weak market demand. Market demand reflected sluggish economic conditions, lower wholesale volumes and network reconfigurations by customers to achieve better efficiency, diversification of their network providers and lower overall costs. Our data services revenue in 2003 was affected by adjustments in our prices to more competitive levels, especially compared to the prices of new service providers entering the market. In the third quarter of 2002, we also significantly curtailed an equipment sales product line due to its low profitability which resulted in lower data services revenue during the second quarter and first half of 2003 compared to the same periods in 2002.

During the second quarter and first half of 2003, our Internet services revenue declined primarily due to the expiration on January 1, 2003 of a contract that provided approximately $140 million of wholesale revenue from a major customer during each quarter of 2002. In addition, the general migration of customers from dial-up services to broadband services, industry competition and pricing pressures negatively impacted both our wholesale and retail Internet services revenue during 2003.

We expect continued pricing pressure in the market, product substitutions and lower customer demand due to general economic conditions to continue to impact our revenues in the Business Markets segment.

Mass Markets. During the three and six-month periods ended June 30, 2003 and June 30, 2002, the amounts of, and changes in, the product line revenues of Mass Markets were as shown in the table below (in millions):

	Three-Month Period Ended June 30,		Incr(Decr)		Six-Month Period Ended June 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Subscription services
Long-distance voice services	$941	$1,352	$(411)	(30.4)	$2,029	$2,758	$(729)	(26.4)
Local voice services	400	204	196	96.1	753	383	370	96.6
Other services	4	7	(3)	(42.9)	12	11	1	9.1

Total subscription services	1,345	1,563	(218)	(13.9)	2,794	3,152	(358)	(11.4)
Transaction services	268	345	(77)	(22.3)	556	689	(133)	(19.3)

Total Mass Markets	$1,613	$1,908	$(295)	(15.5)	$3,350	$3,841	$(491)	(12.8)

For the three-month period ended June 30, 2003, Mass Markets revenue was 26.1% of total revenue versus 26.4% for the comparable 2002 period and, for the first six months of 2003, Mass Markets revenue was 26.2% of total revenue versus 25.6% for the comparable 2002 period.

The reduction in subscription service revenues was principally the result of continuing long-distance volume declines (reflecting a lower number of customers and lower usage per customer) of $214 million during the second quarter and $418 million during the first half of 2003. Rate declines reduced revenues by $197 million in the second quarter and $311 million during the first half of 2003. These declines were due to product substitution to wireless phones, e-mail and pre-paid cards, increased competition (including the continued entry of RBOCs into the long distance market) and customer migration to lower-priced calling plans. Partially offsetting these declines in long-distance services was an increase in revenues from our local service offerings reflecting the increasing popularity of our unlimited calling plans.

Consumer customers of our Mass Market subscription services are primarily long distance customers although local subscription customers may also be long distance customers. During the second quarter of 2003, the number of long distance customers declined by about 26% year-over-year while local subscription customers grew by 85%. During the first half of 2003, the number of long distance customers declined by about 24% year-over-year while local subscription customers grew by 85%. These percentage changes exclude commercial customers of Mass Markets.

The decreases in our transaction service revenues in the second quarter and first half of 2003 were primarily due to higher priced products accounting for a smaller portion of our volume and the effects of wireless phone product substitution. These decreases were partially offset by additional transaction services volume resulting from additional advertising spending in the second quarter of 2003.

We expect a continuing negative impact on Mass Markets revenue from product substitution, competition, customer migration to lower-priced calling plans and products and “Do Not Call” regulations. We also expect Mass Markets revenue will be affected by our rate of local customer growth slowing. In addition, our local service business will be adversely affected if the March 2, 2004 decision by the D.C. Circuit Court on the Triennial Review Order is upheld.

International. During the three and six-month periods ended June 30, 2003 and June 30, 2002, the amounts of, and changes in, the product line revenues of International were as shown in the table below (in millions):

	Three-Month Period Ended June 30,		Incr(Decr)		Six-Month Period Ended June 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Voice services	$639	$606	$33	5.4	$1,252	$1,149	$103	9.0
Data services	101	104	(3)	(2.9)	197	224	(27)	(12.1)
Internet services	249	234	15	6.4	510	461	49	10.6

Total International	$989	$944	$45	4.8	$1,959	$1,834	$125	6.8

For the three-month period ended June 30, 2003, International revenue was 16.0% of total revenue versus 13.0% for the comparable 2002 period and, for the first six months of 2003, International revenue was 15.3% of total revenue versus 12.2% for the comparable 2002 period.

The changes in total International revenue for the second quarter and first half of 2003 were due to decreases in our long-distance, data and Internet services revenue being more than offset by the impact of changes in foreign currency exchange rates. The decreases in our long-distance, data and Internet services revenue were primarily caused by reductions in rates for these services, partially offset by increases in volume. In addition, in the second quarter of 2003, we continued to exit from low margin small customer accounts in selected Asian markets. The loss of a large wholesale customer also negatively affected our revenues in the second quarter of 2003. Changes in foreign currency exchange rates contributed approximately $100 million and approximately $200 million to International revenue during the three and six-month periods ended June 30, 2003 respectively, compared to the corresponding periods in 2002.

We expect industry pricing and over capacity in the market to continue to negatively impact International revenue. We also expect that our rate of new customer growth will be impacted by our reduced rate of network expansion.

Operating expenses. For the three and six-month periods ended June 30, 2003 and June 30, 2002, operating expenses were as follows (in millions):

	Three-Month Period Ended June 30,		Incr(Decr)		Six-Month Period Ended June 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Access costs	$3,009	$3,398	$(389)	(11.4)	$6,083	$6,798	$(715)	(10.5)
Cost of products and services	706	938	(232)	(24.7)	1,455	1,920	(465)	(24.2)
Selling, general and administrative	1,601	2,211	(610)	(27.6)	3,213	4,592	(1,379)	(30.0)
Depreciation and amortization	545	831	(286)	(34.4)	1,119	1,684	(565)	(33.6)

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenue. Access costs as a percentage of total revenue increased to 48.7% in the second quarter of 2003 from 47.0% in the same period in 2002 and increased to 47.5% in the first half of 2003 from 45.3% in the first half of 2002. Access costs as a percentage of total revenue increased as price declines led to revenues decreasing at a faster pace than access costs.

The decrease in access costs during the second quarter of 2003 was partially due to our contract renegotiations as a result of our restructuring efforts and contract rejections during our bankruptcy that reduced access costs by $165 million. Access costs were further impacted by an approximately $159 million decrease in access charges associated with our data, Internet and long-distance voice business in the U.S partially offset by a $104 million increase in access charges associated with our local voice services. Other access costs changes included a $58 million decrease in connection charges for international voice and data traffic originating in the U.S. and lower USF contributions of $39 million. The effect of changes in foreign currency exchange rates more than offset the decreases in access costs in our international operations.

The decrease in access costs during the first six months of 2003 compared to the same period in 2002 was partially due to our contract renegotiations as a result of our restructuring efforts and contract rejections during our bankruptcy that reduced access costs by $216 million. Access costs were further impacted by an approximately $288 million decrease in access charges associated with our data, Internet and long-distance voice business in the U.S partially offset by a $177 million increase in access charges associated with our local voice services. Other access costs changes included a $224 million decrease in connection charges for international voice and data traffic originating in the U.S. and lower USF contributions of $78 million. The effect of changes in foreign currency exchange rates more than offset the decreases in access costs in our international operations.

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

Costs of services and products. Costs of services and products (“COSP”) includes the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs, including those from equipment sales. As a percentage of revenue, COSP decreased to 11.4% in second quarter of 2003 from 13.0% in the same period in 2002 and decreased to 11.4% in first half of 2003 from 12.8% in the first half of 2002.

The $0.2 billion decrease in the second quarter of 2003 and the $0.5 billion decrease in the first half of 2003 are primarily attributable to initiatives to improve efficiency and better align our costs with our revenue levels. These initiatives resulted in lower personnel related costs, decreased facility expenses and reduced general operating costs. COSP during these periods also decreased due to our decision in the third quarter of 2002 to curtail our equipment sales.

We expect COSP to continue to decline, primarily as a result of our continued cost containment initiatives.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, gains and losses on property, plant and equipment sales, and corporate administrative costs, such as finance, legal and human resources. Some SG&A expenses are incurred directly by our business segments and are shown in Note 9 of our consolidated financial statements. Other SG&A expenses relate to our overall operations and are not allocated to a specific business segment. As a percentage of revenues, SG&A expenses decreased to 25.9% in the second quarter of 2003 from 30.6% in the same period in 2002 and decreased to 25.1% in the first half of 2003 from 30.6% in the first half of 2002.

The expense decreases during both periods were largely due to lower personnel related costs, improvements in bad debt expense and the restructuring of an outsourcing contract for our information technology operations that resulted in lower SG&A expenses for the second quarter of 2003. Other restructuring efforts led to lower facility costs, while decreasing revenue resulted in reduced billing expenses. During the second quarter of 2003, these reductions in SG&A expenses were partially offset by an increase in advertising expenses related to our corporate re-branding efforts. The improvement in bad debt expense for the first half of 2003 compared to the same period in 2002 was primarily the result of a $0.3 billion charge to bad debt expense in 2002 related to a loan made to our former chief executive officer, Bernard Ebbers. Our lower total revenue base also reduced bad debt expense during these periods.

Depreciation and amortization. As a percentage of total revenue, depreciation and amortization expense decreased to 8.8% in the second quarter of 2003 from 11.5% in the same period in 2002 and decreased to 8.7% in the first half of 2003 from 11.2% in the first half of 2002. The decreases in depreciation and amortization expenses during the second quarter and first six months of 2003, were principally due to a reduction in capital spending and the recognition of long-lived asset impairment charges in 2002 that significantly reduced the carrying value of our assets, resulting in lower depreciation and amortization expense in 2003.

Unclassified, net. In conjunction with our restatement and through December 31, 2002, a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result, it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items, we were unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the condensed consolidated statements of operations for the three and six-month period ended June 30, 2002. Unclassified, net was an expense of $27 million for the three-month period ended June 30, 2002 and $0.2 billion for the first half of 2002. There were no comparable charges for 2003.

Impairment charges. We review our property, plant and equipment and goodwill and other intangible assets for impairment annually or whenever events or circumstances may indicate that the carrying amount may not be recoverable. Impairment charges of $4.5 billion for property, plant and equipment and $0.4 billion for goodwill and intangibles were recorded in the in the second quarter of 2002. The impairment was the result of adverse conditions within our industry and poor financial performance by our business. For more detail on these impairment charges, see Note 4 to these condensed consolidated financial statements. There were no impairment charges during the first six months of 2003.

Operating income (loss). For the three-month period ended June 30, 2003, our operating income was $0.3 billion on revenues of $6.2 billion, an improvement of $5.4 billion from an operating loss of $5.1 billion on revenues of $7.2 billion for the same period in 2002. The primary factors affecting this improvement were reductions of $4.9 billion in impairment charges for which there were no comparable charges in 2003, reductions of $0.6 billion in SG&A expenses, reductions of $0.4 billion in access costs, reductions of $0.3 billion in depreciation and amortization expenses and a reduction of $0.2 billion in COSP expenses partially offset by a $1.0 billion reduction in revenues.

For the six-month period ended June 30, 2003, our operating income was $0.9 billion on revenues of $12.8 billion, an improvement of $6.0 billion from an operating loss of $5.1 billion on revenues of $15.0 billion for the same period in 2002. The primary factors affecting this improvement were reductions of $4.9 billion in impairment charges for which there were no comparable charges in 2003, reductions of $1.4 billion in SG&A expenses, reductions of $0.7 billion in access costs, reductions of $0.6 billion in depreciation and amortization expenses and a reduction of $0.5 billion in COSP expenses partially offset by a $2.2 billion reduction in revenues.

Interest expense. Interest expense in the second quarter of 2003 decreased $556 million, or 97.2%, to $16 million from $572 million in the second quarter of 2002. For the first half of 2003, interest expense was $59 million, which was a decrease of $1.1 billion from interest expense in the first half of 2002. These decreases principally reflect interest of $1.1 billion that was not paid or accrued in the first six months on our $30.7 billion of outstanding debt that is subject to compromise as a result of our Chapter 11 bankruptcy filing on July 21, 2002.

Miscellaneous (expense) income. Miscellaneous (expense) income includes the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, investment income, equity in income and losses of affiliated companies, gains and losses on the sale of investments and other non-operating items. Miscellaneous expense decreased $2.4 billion to $62 million from an expense of $2.5 billion in the second quarter of 2002. For the first half of 2003, miscellaneous expense was $61 million compared to a $2.2 billion expense in the first half of 2002. Miscellaneous expenses for the second quarter and first half of 2002 are primarily attributable to the recognition of a $2.3 billion SEC civil penalty claim (which we settled at emergence from bankruptcy through a $500 million cash payment and the issuance of $250 million, based upon the valuation set forth in the Plan, of common stock).

Reorganization items. Since our bankruptcy filing, we classify certain expenses as reorganization items in accordance with SOP 90-7. Reorganization items do not include any revenues or expenses that must be reported as related to discontinued operations. There were no reorganization items in the second quarter or first six months of 2002 as our bankruptcy filing was not made until July 21, 2002. In the second quarter and first six months of 2003, we recorded reorganization items which were net expenses of $155 million, or 2.5% of total revenue, and $361 million, or 2.8% of total revenue, respectively, comprised of the following (in millions):

	Three-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2003
Contract rejections	$70	$153
Employee retention, severance and benefits	23	71
Loss on disposal of assets	6	19
Lease terminations	78	132
Professional fees	25	40
Gain on settlements with creditors	(37)	(36)
Interest earned by debtor entities during reorganization	(10)	(18)

Expense from reorganization items, net	$155	$361

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

Reorganization items include both cash and non-cash expenses. The cash expenditures for reorganization items for the three and six-month periods ended June 30, 2003 totaled $81 million and $121 million, respectively.

Provision for income taxes. Income tax expense was $0.1 billion in each of the three-month periods ended June 30, 2003 and 2002, respectively and was $0.2 billion and $0.1 billion in the six-month periods ended June 30, 2003 and 2002, respectively. Certain expenses in our consolidated statements of operations are not deductible for income tax purposes. As such, the provision for income taxes was primarily attributable to taxes on the income of our international subsidiaries and the establishment of reserves for tax contingencies. In the three and six-month periods ended June 30, 2003 and 2002, we increased our tax contingency reserves which resulted in a current period tax expense.

Net loss from discontinued operations. The net loss of $5 million and $4 million from discontinued operations in the second quarter and first six months of 2003, respectively, were attributable to our multi-channel distribution services operations which we decided to dispose of in June 2003. The $72 million and $254 million losses from discontinued operations in the second quarter and the first half of 2002, respectively, were primarily attributable to our wireless resale business. We completed the sale of the customer lists of this business in the third quarter of 2002 and continued to wind down the wireless resale operations in 2003.

Cumulative effects of changes in accounting principles. We recorded a $215 million charge as the cumulative effect of a change in accounting principle in the first quarter of 2003 as a result of our adoption of

SFAS No. 143 “Accounting for Asset Retirement Obligations.” This charge represented the difference between the obligation recorded for future costs of certain long-lived assets and additional assets to be depreciated. In the first quarter of 2002, we recorded a $32 million expenses related to the impairment of SkyTel’s channel rights upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

Net income (loss). For the three month period ended June 30, 2003, our net loss was $3 million, an improvement of $8.3 billion, or 100.0%, from a net loss of $8.3 billion for the same period in 2002. The primary factors affecting this change were the $5.4 billion improvement in operating income (loss), a decrease of $2.5 billion in miscellaneous expense and a decrease of $0.6 billion in interest expense, partially offset by $0.2 billion in reorganization items.

For the six month period ended June 30, 2003 our net income was $0.1 billion, an improvement of $8.9 billion, or 100.7%, from a net loss of $8.8 billion for the same period in 2002. The primary factors affecting this change were the $6.0 billion positive change in operating income (loss), a decrease of $2.2 billion in miscellaneous expense, a decrease of $1.1 billion in interest expense and a $0.2 billion positive change in the income and loss from discontinued operations, partially offset by an increase of $0.4 billion in reorganization items and an increase of $0.2 billion in the cumulative effects of changes in accounting principles.

Results of Operations for Embratel

Embratel’s revenues, operating expenses, operating income and net income for the three month and six- month periods ended June 30, 2003 and June 30, 2002 were as follows (in millions):

	Three-Month Period Ended June 30,		Incr(Decr)		Six-Month Period Ended June 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Revenues	$716	$968	$(252)	(26.0)	$1,331	$1,969	$(638)	(32.4)
Operating expenses	673	970	(297)	(30.6)	1,258	1,923	(665)	(34.6)
Operating income (loss)	43	(2)	45	2,250.0	73	46	27	58.7
Net income (loss)	11	(21)	32	152.4	1	(19)	20	105.3

Revenues. In the second quarter of 2003, approximately $140 million of the decrease in total revenue was attributable to the declining U.S. dollar value of the Brazilian Real. In addition, voice services revenue decreased due in part to initiatives to improve profitability through tighter customer credit standards and the termination of service for certain customers with past due payments owed to Embratel. Also contributing to the decrease in voice services revenue were the effects of intense market competition. Increased traffic from advanced voice services partially offset these revenue declines. Embratel’s data communication revenues, which include data, Internet and wholesale services, declined in the second quarter of 2003 compared to the corresponding period in 2002 mainly due to pricing pressure on Internet services and the termination of a service agreement with an Internet service provider.

In the first half of 2003, approximately $445 million of the decrease in total revenue was attributable to the declining U.S. dollar value of the Brazilian Real. In addition, voice services revenue declined as a result of tighter customer credit standards and the termination of service for certain customers with past due accounts. Also contributing to the first half of 2003 decrease in voice services revenues were the effects of intense competition. Embratel’s data communications revenue declined in the first half of 2003 compared to the corresponding period in 2002 primarily due to pricing pressure on Internet services and the termination of a service agreement with an Internet service provider.

Operating Expenses. The declining U.S. dollar value of the Brazilian Real accounted for approximately $130 million and $420 million of the decrease in the second quarter and first half of 2003, respectively. Embratel’s operating expenses also decreased due to lower allowances for doubtful accounts resulting from better collections of receivables. In addition, lower interconnection costs (which include access costs and other related expenses) and reduced expenditures for third party billing services decreased operating expenses. Partially offsetting these decreases were severance expenses resulting from Embratel’s outsourcing its information technology services.

Net income (loss). Embratel’s second quarter of 2003 net income improvement of $32 million was due to positive changes in miscellaneous income of $366 million and operating income of $45 million which more than offset increases in income tax expenses of $188 million, interest expense of $35 million and minority interest expense of $156 million. For the six months ending June 30, 2003, Embratel’s net income improvement of $20 million was due to positive changes in miscellaneous income of $424 million and operating income of $27 million which more than offset increases in income tax expenses of $203 million, interest expense of $32 million and minority interest expense of $196 million.

Liquidity and Capital Resources

Current Liquidity

Since our bankruptcy filing in July 2002, we have significantly increased our liquidity position as result of positive cash flows from operations, sales of non-core assets, reductions in capital expenditure levels as well as the cessation of interest and principal payments on debt while in bankruptcy. On June 30, 2003, we had $4.8 billion of cash and cash equivalents, including $231 million of cash and cash equivalents of Embratel. Since then, our cash and cash equivalents have increased further and, on December 31, 2003, were $6.2 billion, including $595 million in cash and cash equivalents of Embratel. Although we consolidate Embratel, it is not a wholly owned subsidiary and is operated by its own management and employees. Accordingly, our ability to access Embratel’s cash and cash equivalents for our corporate purposes is significantly reduced.

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

We believe that our principal source of funds will be cash flows from our operating activities despite anticipated further declines in revenues. In addition, we expect to continue the process of divesting non-core investments and assets as part of our reorganization. In March 2004, we announced an agreement to sell our ownership interest in Embratel for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million.

We believe that our available cash, together with cash generated from operating activities and asset sales, will be more than sufficient to meet our liquidity requirements through at least 2004.

Bank Facilities

As an additional source of liquidity during our bankruptcy, we entered into a Senior Secured Debtor-in-Possession Credit Facility (the “DIP Facility”). On June 30, 2003 and on the date of our emergence from bankruptcy, there were no outstanding advances under the DIP Facility. We did have letters of credit outstanding under the DIP Facility, WorldCom had undrawn letters of credit that were issued under a $1.6 billion credit facility prior to our bankruptcy filing and Digex had letters of credit under separate credit facilities. The aggregate amount of the outstanding letters of credit on June 30, 2003 was $134 million.

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

Historical Cash Flows

For the six-month periods ended June 30, 2003 and 2002, our cash flows were as follows (in millions):

	For the Six-Month Period Ended June 30,
	2003	2002
Provided by (used in):
Operating activities	$2,236	$(412)
Investing activities	(189)	(301)
Financing activities	(156)	1,976
Effects of exchange rate changes on cash	57	(49)

Net increase in cash and cash equivalents	$1,948	$1,214

Cash Flows Provided by (Used in) Operating Activities

In the first half of 2003, cash flows from operating activities were our primary source of funds and contributed $2.2 billion reflecting our continued cost containment and restructuring initiatives during the period offsetting revenue declines in our business segments.

In the first six months of 2002, cash flows from operating activities used $0.4 billion. These cash flows reflect the difficult operating conditions we experienced in the periods prior to our July 2002 bankruptcy filing. In June 2002, our accounts receivable securitization facility was terminated which resulted in higher accounts receivable, net of changes in the allowance for doubtful accounts.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $0.2 billion and $0.3 billion in the first six months of 2003 and 2002, respectively. Capital expenditures totaling $0.3 billion in the first six months of 2003 and $1.2 billion in the first six months of 2002 were the primary uses of cash during these periods. During 2003, our capital expenditures decreased because of reduced requirements for capacity and operating constraints resulting from bankruptcy. In the first six months of 2003 and 2002, the sale of investments and other non-core assets generated cash of $0.1 billion and $0.9 billion, respectively. The 2002 amount reflects the collection of $0.7 billion related to the transfer of an FCC license.

Cash Flows (Used in) Provided by Financing Activities

In the first six months of 2003, net cash used in financing activities was $0.2 billion. This use of cash was primarily attributable to net repayments of debt related to Embratel and capital leases during this period.

In the first six months of 2002, net cash provided by financing activities was $2.0 billion. Net borrowings on debt of $2.2 billion were the primary source of funds from financing activities during this period. In addition, distributions on mandatorily redeemable preferred securities and dividends paid in cash on common and preferred stock in the first six months of 2002 decreased cash by $0.2 billion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our DIP Facility subjected us to cash flow exposure resulting from changes in interest rates during periods we have balances outstanding under the facility. We had no borrowings under the DIP Facility as of June 30, 2003 and on the Emergence Date, the DIP Facility was terminated. However, we had $79 million and $77 million in letters of credit outstanding under the DIP Facility as of March 31, 2004 and December 31, 2003, respectively.

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

As of June 30, 2003, Embratel had outstanding debt of $1.4 billion, in multiple currencies, of which approximately $400 million bore interest at fixed interest rates, and approximately $1 billion bore interest at floating rates (primarily LIBOR-based).

Foreign Exchange Risk

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying condensed consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency translation gains of $55 million and losses of $350 million for the six-month periods ended June 30, 2003 and 2002, respectively. Revenues, access costs and selling, general and administrative costs denominated in currencies other than the United States dollar were approximately 9.4%, 9.2% and 9.7% for the six-month period ended June 30, 2003 and 11.6%, 12.0%, and 10.6% for the six-month period ended June 30, 2002. Because differing portions of our revenue and costs are denominated in foreign currency, movements could impact our margins by, for example, increasing our foreign revenues when the dollar weakens and not correspondingly increasing our expenses. Excluding Embratel, we do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk in addition to Embratel’s foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

We have completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation has allowed us to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of June 30, 2003.

This evaluation included an analysis by our management of the following relevant factors:

•	On June 25, 2002, the Predecessor Company announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from access cost expenses to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. The Predecessor Company promptly notified KPMG LLP (“KPMG”), which in May 2002 had replaced Arthur Anderson LLP (“Andersen”) as the Company’s external auditors, and subsequently engaged KPMG to audit its consolidated financial statements for the years ended December 31, 2001 and 2000. The Predecessor Company also promptly notified Andersen, which had audited the Company’s consolidated financial statements for 2001 and reviewed its interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised the Predecessor Company that, in light of the inappropriate transfers of access costs, its audit report on the Predecessor Company’s consolidated financial statements for 2001 and its review of the Predecessor Company’s interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon.

•	On August 8, 2002, the Predecessor Company announced that its ongoing internal review of its consolidated financial statements discovered an additional $3.9 billion in improperly reported items that affect pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, the Predecessor Company announced that it expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion.

•	On March 13, 2003, the Predecessor Company announced the completion of a preliminary review of its goodwill and other intangible assets and property and equipment accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of property, plant and equipment and other intangible assets.

•	A Special Committee of the Predecessor Company’s Board of Directors, together with its Corporate Monitor Richard C. Breeden, conducted an independent investigation of these matters with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as its accounting advisors. The Special Committee’s report was released publicly on June 9, 2003. The report concluded, among other things, that the accounting improprieties were permitted to occur in part as a result of substantial deficiencies in the Predecessor Company’s financial system controls as well as serious failures in the Predecessor Company’s corporate governance.

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

As a result of these material weaknesses and the other factors described above, our management, including our current Chief Executive Officer and current Chief Financial Officer, has determined that our disclosure controls and procedures were inadequate as of June 30, 2003.

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

MCI is authorized to issue 3,000,000,000 shares of common stock having a par value of $0.01. Pursuant to the Plan, approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty, approximately 20 million shares are expected to be issued pursuant to the Plan to settle the claims of general unsecured creditors, approximately 11 million shares were reserved for issuance under the new 2003 management restricted stock plan (of which approximately 8.6 million shares were issued as of the Emergence Date) and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan.

In addition, on the Emergence Date and pursuant to the Plan, the Company issued to its pre-petition creditors approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007 (the “2007 Senior Notes”), approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 (the “2009 Senior Notes”) and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes”). The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the existing and future domestic restricted subsidiaries of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 3 to the unaudited condensed consolidation financial statements, substantially all of the Predecessor Company’s direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result, such Debtors violated certain covenants on a majority of the pre-petition debt outstanding at the time of the filing and failed to pay dividends on preferred stock (dividends on preferred stock not charged to earnings for the period January 1, 2003 through June 30, 2003 totaled $16 million). In addition, as a result of the erroneous financial reporting and subsequent restatements of financial results, WorldCom violated terms of our outstanding indentures and credit facilities; however, no formal notification of noncompliance was received by the Predecessor Company.

On the Emergence Date, all outstanding pre-petition debt claims and preferred equity claims were settled and cancelled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended June 30, 2003, other than matters voted on by holders of our debt securities in the ordinary course of our bankruptcy proceedings.

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

(b) Reports on Form 8-K

On April 15, 2003, we furnished information under Item 5, “Other Events” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the filing of our joint proposed plan of reorganization and related disclosure statement with the Bankruptcy Court, which we furnished as exhibits to Item 7, and the appointment of Robert T. Blakely as Executive Vice President and Chief Financial Officer, and press releases related thereto.

On April 22, 2003, we furnished information under Item 9, “Regulation FD Disclosure,” regarding an address to our employees by Michael D. Capellas and other members of our management team regarding the filing of our joint proposed plan of reorganization and related disclosure statement, the selection of Robert T. Blakely as our Chief Financial Officer, the change of our brand name to MCI, the relocation of our corporate headquarters to Ashburn, Virginia, and certain financial statistics, and we furnished the external company website address on which the webcast of such address could be viewed.

On April 29, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the months of February and March 2003 with the Bankruptcy Court and a press release related thereto.

On May 20, 2003, we furnished information under Item 5, “Other Events” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding a proposed settlement with the Securities and Exchange Commission, to be reviewed by the U.S. District Court, of a civil penalty against us for our past accounting practices which would require our payment of $500 million on the date of emergence from bankruptcy and a press release related thereto.

On June 9, 2003, we furnished information under Item 5, “Other Events” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding a Report of Investigation by the Special Investigative Committee of our Board of Directors, which we furnished as an exhibit to Item 7, disclosing the result of an independent investigation into our past accounting practices. This Report is dated as of March 31, 2003, but its public release was delayed at the request of the U.S. Attorney’s Office for the Southern District of New York.

Exhibit No.	Description

On June 9, 2003, we furnished information under Item 5, “Other Events” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding a letter issued by KPMG, LLP to our Audit Committee of the Board of Directors that set forth KPMG’s views, as of March 6, 2003, regarding our internal controls and our management’s responses to those views, which we furnished as an exhibit to Item 7.
On June 11, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding our acceptance of the resignations of Michael H. Salsbury, Executive Vice President and General Counsel, and Susan Mayer, Senior Vice President and Treasurer and a press release related thereto.

On June 17, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of April 2003 with the Bankruptcy Court and a press release related thereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

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