Form 10-Q
period 2003-09-30
MCI INC
filed 2004-04-29
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2003

or

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

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Revenues	$6,780	$8,011	$20,908	$24,979
Operating expenses:
Access costs	3,266	3,618	9,811	11,152
Costs of services and products	845	1,060	2,601	3,428
Selling, general and administrative	1,803	2,044	5,362	7,182
Depreciation and amortization	686	729	1,954	2,606
Unclassified, net	—	(76)	—	108
Property, plant and equipment impairment charges	—	74	—	4,599
Goodwill and intangibles impairment charges	—	—	—	400

Total	6,600	7,449	19,728	29,475
Operating income (loss)	180	562	1,180	(4,496)
Other income (expense), net
Interest expense (contractual interest of $601 and $1,824 for the three and nine-month periods ended September 30, 2003 and $562 and $1,757 for the three and nine-month periods ended September 30, 2002)	(48)	(174)	(134)	(1,283)
Miscellaneous income (expense), net (includes a $2,250 SEC fine in 2002)	39	(495)	125	(2,984)
Reorganization items, net	(110)	(227)	(471)	(227)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	61	(334)	700	(8,990)
Income tax expense (benefit)	89	(80)	330	(130)
Minority interests, net of tax	20	(218)	139	(289)

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	(48)	(36)	231	(8,571)
Net (loss) income from discontinued operations	(7)	25	(11)	(229)

Income (loss) before cumulative effects of changes in accounting principles	(55)	(11)	220	(8,800)
Cumulative effects of changes in accounting principles	—	—	(215)	(32)

Net income (loss)	(55)	(11)	5	(8,832)
Distributions on preferred securities (contractual distributions of $8 and $24 for the three and nine-month periods ended September 30, 2003 and $9 and $26 for the three and nine-month period ended September 30, 2002)	—	2	—	20

Net (loss) income attributable to common shareholders	$(55)	$(13)	$5	$(8,852)

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	Predecessor Company
	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$5,491	$2,820
Accounts receivable, net of allowance for doubtful accounts of $1,730 for 2003 and $1,817 for 2002	4,322	5,611
Other current assets	1,124	1,218
Assets held for sale	176	—

Total current assets	11,113	9,649
Property, plant and equipment, net	12,780	14,190
Intangible assets, net	1,342	1,514
Deferred taxes	617	505
Other assets	611	904

	$26,463	$26,762

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$958	$1,080
Accrued line costs	2,020	2,068
Current portion of long-term debt	535	885
Accrued interest	27	35
Other current liabilities	3,597	3,354
Liabilities related to assets held for sale	23	—

Total current liabilities	7,160	7,422
Long-term debt, excluding current portion	1,222	1,046
Other liabilities	1,031	694
Liabilities subject to compromise	36,953	37,154
Commitments and contingencies (Note 8)
Minority interests not subject to compromise	1,156	837
Minority interests subject to compromise
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures	750	750
Mandatorily redeemable preferred stock issued by subsidiaries	—	660
Preferred stock subject to compromise—Series D, E, and F Junior Convertible Preferred Stock ($436 and $494 aggregate liquidation preference, for 2003 and 2002, including $1 of accrued and unpaid dividends for 2003 and 2002)	436	494
Shareholders’ deficit
Preferred Stock, par value $.01 per share: authorized 50,000,000 in 2003 and 2002; issued and outstanding: none in 2003 and 2002	—	—
Common stock:
WorldCom group common stock, par value $.01 per share; authorized: 4,850,000,000 at September 30, 2003 and December 31, 2002; issued and outstanding: 2,977,561,915 at September 30, 2003 and 2,975,109,694 at December 31, 2002	30	30
MCI group common stock, par value $.01 per share; authorized: 150,000,000 at September 30, 2003 and December 31, 2002; issued and outstanding: 119,004,216 at September 30, 2003 and 118,877,925 at December 31, 2002	1	1
Additional paid-in capital	56,444	56,384
Accumulated deficit	(78,162)	(78,167)
Treasury stock, at cost: 6,765,316 shares of WorldCom group common stock and 270,611 shares of MCI group common stock at September 30, 2003 and December 31, 2002	(185)	(185)
Accumulated other comprehensive loss	(373)	(358)

Total shareholders’ deficit	(22,245)	(22,295)

	$26,463	$26,762

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Predecessor Company
	Nine-Month Period Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$5	$(8,832)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	1,954	2,606
Loss on impairment of long-lived assets, goodwill and intangibles	—	4,999
Cumulative effects of changes in accounting principles	215	32
Minority interest, net of tax	139	(289)
Bad debt provision	765	1,146
Reserve for employee loan	—	336
(Gain) Loss on sale of property, plant, and equipment	14	106
Deferred tax provision	(129)	144
Non cash reorganization items	312	171
Other	20	37
Changes in assets and liabilities:
Accounts receivable	(315)	(3,242)
Other current assets	(52)	164
Non current assets	204	350
Accounts payable and accrued access costs	(172)	(297)
Other liabilities	82	1,649
Other	—	(60)

Net cash provided by (used) in operating activities	3,042	(980)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(501)	(1,472)
Proceeds from sale of property, plant and equipment	247	36
Proceeds from sale of investments	40	792
Proceeds from disposition of assets	—	53

Net cash used in investing activities	(214)	(591)
FINANCING ACTIVITIES
Principal borrowings on debt	281	2,851
Principal repayments on debt	(490)	(665)
Proceeds from exercise of stock options	—	15
Dividends paid on common and preferred stock	—	(159)
Debt issuance costs	—	(50)

Net cash provided by (used) in financing activities	(209)	1,992
Effect of exchange rate changes on cash	52	(122)
Net change in cash and cash equivalents	2,671	299
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,820	1,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,491	$1,589

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for taxes, net	$15	$(212)
Cash paid for interest, net of amounts capitalized	121	1,219
Cash paid for reorganization items	159	56
Non cash items:
Conversion of preferred stock to common stock	58	—
Conversion of Digex preferred stock to common stock	—	28
Reclassification of pre-petition liabilities to liabilities subject to compromise	—	2,890
Unrealized holding (gain) loss on investments	(8)	23

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

On July 21, 2002 (the “Petition Date”), the Predecessor Company and substantially all of its domestic subsidiaries filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). The Predecessor Company and its subsidiaries continued to operate their businesses and manage their properties as debtors-in-possession. The Predecessor Company filed its joint Plan of Reorganization (“the Plan”) with the Bankruptcy Court and, on October 31, 2003, the Bankruptcy Court confirmed the Plan. On April 20, 2004 (“Emergence Date”), pursuant to the Plan and as part of its emergence from bankruptcy protection, the Predecessor Company merged with and into MCI whereby the separate existence of the Predecessor Company ceased and MCI is the surviving company.

The Predecessor Company restated its previously reported consolidated financial statements for the three months ended March 31, 2002 and for the years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in a net reduction of previously reported net income attributable to common shareholders of $612 million, $17.1 billion and $53.1 billion for the three months ended March 31, 2002, years ended December 31, 2001, and 2000, respectively. Therefore, the consolidated financial statements presented herein include the effects of the Predecessor Company’s restatement of historical financial statements.

The restatement of previously reported financial statements primarily resulted from:

•	Impairment charges which were not previously recorded and the resulting impacts on depreciation expense;

•	Improper reduction of access costs;

•	Inappropriate application of purchase accounting; and

•	Errors in long-lived asset depreciable lives.

In conjunction with the Predecessor Company’s restatement and through December 31, 2002 a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items the Predecessor Company was unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the condensed consolidated statements of operations for the three and nine-month period ended September 30, 2002.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of September 30, 2003, and for the three and nine-month periods ended September 30, 2003 and 2002, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Predecessor Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 12, 2004.

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

Basis of Financial Statement Preparation

For periods presented subsequent to the Petition Date, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in our unaudited condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2003 and 2002. Cash used for reorganization items is disclosed as a supplement to the unaudited condensed consolidated statement of cash flows.

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

Asset Retirement Obligations

On January 1, 2003, the Predecessor Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This standard requires that obligations which are legally enforceable and unavoidable and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at the estimated fair value. The offset to each initial asset retirement obligation is an increase in the carrying amount of the related long-lived assets and is depreciated over its estimated useful life. The liability is accreted over time to a projected disposal date. Upon settlement of the liability, the Company will record a gain or loss in its consolidated statement of operations for the difference between the estimate provided and the actual settlement amount to be paid.

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

	Predecessor Company
	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net income (loss) attributable to common shareholders, as reported	$(13)	$(8,852)
Deduct: Additional accretion and depreciation expense	(8)	(23)

Net income (loss) attributable to common shareholders, as adjusted	$(21)	$(8,875)

Earnings (Loss) per Share

Historical earnings (loss) per share information has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests, including the interests of the Predecessor Company’s WorldCom group common stockholders and MCI group common stockholders, were eliminated (without a distribution) on the Emergence Date. In addition, because of the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) by the Predecessor Company in July 2001, in order to present earnings per share information, the Company would be required to determine the net income or loss generated by the WorldCom group and MCI group separately. Primarily as a result of the extensive re-creation of many of the Predecessor Company’s historical financial entries that was required in order to complete its restatement process, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income and loss information for each group impracticable. In lieu of presenting historical earnings per share information, unaudited pro forma earnings (loss) per share data for the three and nine-month periods ended September 30, 2003 has been presented, with such information calculated by dividing net income attributable to common shareholders by the 326 million shares of shares of new MCI common stock that the Plan assumes to be issued by the Company. The Company believes that this unaudited pro forma presentation provides users of its condensed consolidated financial statements with information that is of greater relevance than historical earnings (loss) per share information.

The following pro forma earnings (loss) per share is calculated by dividing the Predecessor Company’s net income attributable to common shareholders by 326 million common shares of new MCI common stock assumed to be issued pursuant to its Plan (in millions, except for per share amounts):

	Predecessor Company
	Three-Month Period Ended September 30, 2003	Nine-Month Period Ended September 30, 2003
Net income (loss) attributable to common shareholders	$(55)	$5
Shares to be issued pursuant to the Plan	326	326

Pro forma basic and diluted earnings (loss) per share	$(0.17)	$0.02

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which became effective for fiscal years ended after December 15, 2002. SFAS No. 148 requires that certain pro forma information assuming the Predecessor Company recognized expense for its stock-based compensation using the fair value method be presented in the summary of significant accounting policies note to the financial statements. The Predecessor Company did not grant any options in 2003. The fair value of the stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions for 2002 as follows: volatility of 114%, risk-free interest rate 4.0%, 5 year expected life and no dividend yield.

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Predecessor Company’s net income (loss) attributable to common shareholders for the three and nine-month periods ended September 30, 2003 and 2002 would have been as follows (in millions):

	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Net (loss) income attributable to common shareholders, as reported	$(55)	$(13)	$5	$(8,852)
Add: Stock-based employee compensation expense recorded, net of tax	1	—	2	1
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(68)	(72)	(204)	(232)

Net loss attributable to common shareholders, pro forma	$(122)	$(85)	$(197)	$(9,083)

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process and clarifies the definition of a derivative instrument. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Predecessor Company adopted the provisions of SFAS No. 149 effective July 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods that began after June 15, 2003. The Predecessor Company adopted the pronouncement on July 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Predecessor Company adopted the provisions of SFAS No. 150 effective July 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows. Certain instruments were reclassified in the Predecessor Company’s balance sheet at adoption.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). SFAS No. 13, “Accounting for Leases,” defines a lease as “an agreement conveying the right to use property, plant, or equipment (land and/or depreciable assets) usually for a stated period of time” and states that agreements that transfer the right to use property, plant, or equipment meet the definition of a lease even though substantial services by the contractor (lessor) may be called for in connection with the operation or maintenance of such assets. EITF 01-8 applies to the telecommunications industry where providers of network capacity often grant rights to network capacity on the basis of an indefeasible right of use. EITF 01-8 is effective for arrangements entered into or modified after May 28, 2003. The Predecessor Company adopted the provisions of EITF 01-8 on July 1, 2003 without any material impact on the Predecessor Company’s consolidated results of operations, financial position and of cash flows.

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

The Plan was confirmed by the Bankruptcy Court on October 31, 2003. On the Emergence Date, the provisions of the Plan were implemented. A summary of the significant provisions of the Plan is set forth below:

•	The Predecessor Company merged with and into MCI whereby the separate existence of the Predecessor Company ceased and MCI is the surviving company;

•	All common and preferred equity shares of the Debtors (and all stock options and warrants) including WorldCom group common stock, MCI group common stock, WorldCom series D, E and F preferred stock, WorldCom Synergies Management Company preferred stock, WorldCom quarterly income preferred securities and Intermedia series B preferred stock were cancelled;

•	All debt securities of the Debtors were settled and cancelled;

•	Unexpired leases and executory contracts of the Debtors were assumed or rejected;

•	MCI issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007, approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014 (collectively the “Senior Notes”);

•	Approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty and approximately 20 million shares are expected to be issued pursuant to the Plan to settle the claims of general unsecured creditors;

•	Approximately 11 million shares of new MCI common stock were reserved for issuance under the new management restricted stock plan (of which approximately 8.6 million shares were issued at the Emergence Date) and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan;

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Total payments of approximately $2.6 billion in cash were estimated in the Plan to be paid to settle certain claims against the Debtors, including the SEC civil penalty claim referred to below; and

•	An SEC civil penalty claim was settled by payment of $500 million in cash and, as noted above, the transfer of 10 million shares of new MCI common stock having a value of $250 million (based upon the valuation set forth in the Plan). The funds paid and common stock transferred will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

The following summarizes the Plan’s classification and treatment of claims and equity interests:

•	Claims having an estimated recovery of 100%: Administrative expenses and other priority claims, secured tax claims, and other secured claims are to be paid in cash. In addition, obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by us will be paid in full when due.

•	Claims and interest having an estimated recovery of less than 100%: Convenience claims, bank settlement claims, WorldCom senior debt claims, WorldCom general unsecured claims, MCI Communications Corporation (“MCIC”) pre-merger claims, MCIC senior debt claims, MCIC subordinated debt claims, Intermedia senior debt claims, Intermedia general unsecured claims, Intermedia subordinated debt claims and Intermedia preferred stock, are, in each case, to receive either cash, new notes and/or shares of new MCI common stock.

•	Claims having zero recovery: Subordinated claims, WorldCom equity interests and Intermedia common equity interests were cancelled on the Emergence Date.

Liabilities Subject to Compromise

Liabilities subject to compromise reflected in the condensed consolidated balance sheets represent the liabilities of the Debtor entities incurred prior to the Petition Date, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following (in millions):

	Predecessor Company
	As of September 30, 2003	As of December 31, 2002
Long-term debt	$30,679	$30,679
Accrued interest	580	557
Pre-petition accounts payable and accrued access costs	1,706	2,822
Shares subject to mandatory redemption	660	—
Other liabilities	3,328	3,096

Total liabilities subject to compromise	$36,953	$37,154

No interest expense related to pre-petition debt has been accrued following the Petition Date as none of the allowed claims against the Debtors has underlying collateral in excess of the principal amount of debt. If the Debtors had recognized interest on the basis of the amounts they were contractually required to pay, additional interest expense of $552 million and $1.7 billion would have been recorded in the three and nine-month periods ended September 30, 2003, respectively.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization Items, Net

The Debtors had commenced restructuring efforts prior to the Petition Date. Following the filing of the Chapter 11 cases, the Debtors commenced a more comprehensive process, together with their financial and legal advisors to review and analyze their businesses, owned properties, contracts, and leases to determine if any of these owned assets should be divested and which contracts and leases should be rejected or assumed during the Chapter 11 cases. The restructuring efforts include asset dispositions, sale of businesses, rejection of leases and contracts and other operational changes.

Reorganization items, net, for the three and nine-month periods ended September 30, 2003 and 2002 consisted of the following (in millions):

	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Contract rejections	$33	$—	$186	$—
Write-off of unamortized debt issuance costs	—	200	—	200
Employee retention, severance and benefits	33	8	104	8
Loss on disposal of assets	4	5	23	5
Lease terminations	33	—	165	—
Professional fees	26	15	66	15
Gain on settlements with creditors	(9)	—	(45)	—
Interest earned by debtor entities during reorganization	(10)	(1)	(28)	(1)

Expense from reorganization items, net	$110	$227	$471	$227

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

In recognition of the impairment analysis performed for the Integrated Network and other asset groups, the Predecessor Company recorded a goodwill and other intangible asset impairment charge of $6.9 billion and $33.1 billion and a property, plant, and equipment impairment charge of $5.7 billion and $14.1 billion in 2001 and 2000, respectively. As a result of these impairment charges, at the end of 2001, the carrying value of goodwill for the Integrated Network and all asset groups was reduced to zero, and the carrying value of the Predecessor Company’s indefinite and long-lived assets was reduced to their fair value.

During the second quarter of 2002, additional impairment indicators occurred including continued competitive pressures, the discovery of accounting irregularities in June that led to the Predecessor Company’s impending bankruptcy and the resignation of senior officers. These factors dramatically impaired asset recoverability and the Predecessor Company’s ability to finance operations, resulting in a further reduction in projected cash flows. These events precipitated a lack of access to the capital markets, a lack of confidence from its customers and overall uncertainties about the Predecessor Company’s economic viability. As a result, the Predecessor Company reviewed its Integrated Network, which had a collective carrying value of $15.9 billion, for further impairment. Based on the results of an assessment of expected cash flows over a period of 5 years discounted at 14% with a 2% terminal growth rate, and Predecessor Company comparative market valuation metrics completed with the assistance of an independent third party valuation specialist, the Predecessor Company concluded that the carrying value of the Integrated Network exceeded its estimated fair value by $4.9 billion. Accordingly, the Predecessor Company recorded impairment charges of $45 million for goodwill comprised primarily of reclassification of definite-lived assets related to the Predecessor Company’s workforce and $353 million for other intangible assets. In addition, a $4.5 billion property, plant and equipment impairment charge was recorded in 2002. As a result of these impairment charges, the carrying value of goodwill associated with the Integrated Network was reduced to zero.

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

(5) Discontinued Operations and Asset Held for Sale

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

The Predecessor Company decided to dispose of network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service (“MMDS”). In June 2003, the Predecessor Company received bankruptcy approval to dispose of these assets and as such, this standalone entity is reclassified to discontinued operations. As of September 30, 2003, total assets of MMDS were approximately $108 million and consist primarily of intangible assets.

The unaudited condensed consolidated statements of operations have been restated to reflect Wireless and MMDS as discontinued operations for all periods presented. The operating results for the three and nine-month periods ended September 30, 2003 and 2002 are as follows (in millions).

	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Revenues	$2	$151	$16	$653
Net (loss) income	(7)	25	(11)	(229)

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Held for Sale

The Predecessor Company had a signed Promissory Note dated April 29, 2002 from Mr. Bernard J. Ebbers and considered him to be in default of the terms of his Promissory Note. The Promissory Note is secured by Predecessor Company stock as well as Mr. Ebber’s equity interests in certain enterprises, including Douglas Lake. The Company engaged an independent third part specialist to perform a valuation of the Promissory Note collateral to determine if it has any value. Based on the valuation, it was determined that Douglas Lake had a fair value of approximately $45 million. In January 2003, the Predecessor Company exercised certain control rights with respect to Mr. Ebbers’s interests in Douglas Lake and began a marketing process for the ranch and its operations. Bids were received from interested parties on March 31, 2003. On May 29, 2003, the Predecessor Company entered into an agreement to sell Douglas Lake and on July 1, 2003 the Bankruptcy Court approved the sale of the property.

As a result, the Predecessor Company reclassified these assets in its consolidated balance sheet to assets held for sale effective July 1, 2003. The Predecessor Company recorded the assets, net of liabilities, at $58 million which represented the approximate amount of sales proceeds to be received less estimated costs of disposal. These assets were sold in February 2004.

(6) Debt

On July 23, 2002, the Predecessor Company negotiated its Debtor-in-Possession Agreement (“DIP Agreement”) for $750 million in Debtor-in-Possession Financing (the “DIP Facility”). The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. In January 2004, the Predecessor Company reduced the size of the DIP Facility to $300 million. As of September 30, 2003 and December 31, 2002, there were no advances outstanding under the DIP Facility. At September 30, 2003, the Predecessor Company had $84 million of letters of credit outstanding under the DIP Facility, the Predecessor Company had $47 million in undrawn letters of credit that were issued under a $1.6 billion credit facility prior to the bankruptcy filing and Digex had approximately $1 million of letters of credit outstanding under a separate credit facility.

During the third quarter of 2002, the Predecessor Company paid deferred financing fees of approximately $51 million which were capitalized and recorded as other assets in the condensed consolidated balance sheet and were being amortized over 24 months, which was the expected period of the DIP Financing.

On the Emergence Date, the DIP facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, the Predecessor Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The amounts outstanding under the Letter of Credit Facilities are cash collateralized. The Letter of Credit Facilities mature in April 2005.

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

The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax (in millions):

	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(55)	$(11)	$5	$(8,832)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(14)	(101)	(23)	(147)
Net unrealized gain (loss) on available-for-sale securities	5	—	8	(23)

Other comprehensive loss	(9)	(101)	(15)	(170)

Total comprehensive (loss) income	$(64)	$(112)	$(10)	$(9,002)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement. The Predecessor Company has accrued for its estimate to settle the litigation as of December 31, 2002 and September 30, 2003.

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

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2003. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material.

(9) Business Segment Information

As of September 30, 2003, the Predecessor Company’s business segments represent strategic business units based on the types of customers each business segment serves. These segments consist of Business Markets, Mass Markets, International and Embratel. These business segments were determined in accordance with how the Predecessor Company’s executive management, as of September 30, 2003, analyzed, evaluated and operated the Predecessor Company’s entire global operations. In 2003, the Predecessor Company reclassified revenue that was previously identified as Corporate and Other into the most appropriate category within each business segment. The amounts for 2002 have been adjusted to reflect this reclassification.

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

In March of 2004, the Company announced its plans to realign its business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. The Company expects to begin reporting according to this new business segment structure sometime in 2004.

Business Segments

The following is a description of the Predecessor Company’s business segments as they exist as of September 30, 2003:

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

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information for each of the Predecessor Company’s reportable business segments and revenue product lines is as follows (in millions):

	Three-Month Period Ended September 30, 2003 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$1,482	$1,552	$625	$—	$3,659	$—	$3,659
Data	1,459	4	100	—	1,563	—	1,563
Internet	531	—	239	—	770	—	770
Other	—	—	—	—	—	788	788

Total revenues	3,472	1,556	964	—	5,992	788	6,780

Access costs and costs of services and products				3,646	3,646	465	4,111

Gross profit					2,346	323	2,669
Selling, general and administrative expenses	364	526	194	577	1,661	142	1,803
Depreciation and amortization expenses				602	602	84	686

Operating income					83	97	180
Interest expense					(18)	(30)	(48)
Miscellaneous income (expense)					83	(44)	39
Reorganization items, net					(110)	—	(110)

Income from continuing operations before income taxes and minority interests					$38	$23	$61

	Three-Month Period Ended September 30, 2002 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$1,481	$1,869	$630	$—	$3,980	$—	$3,980
Data	1,969	6	37	—	2,012	—	2,012
Internet	904	—	242	—	1,146	—	1,146
Other	—	—	—	—	—	873	873

Total revenues	4,354	1,875	909	—	7,138	873	8,011

Access costs and costs of services and products				4,160	4,160	518	4,678

Gross profit					2,978	355	3,333
Selling, general and administrative expenses	453	519	267	581	1,820	224	2,044
Depreciation and amortization expenses				645	645	84	729
Unclassified, net				(76)	(76)	—	(76)
Impairment charges				74	74	—	74

Operating income					515	47	562
Interest expense					(168)	(6)	(174)
Miscellaneous expense					(46)	(449)	(495)
Reorganization items, net					(227)	—	(227)

Income (loss) from continuing operations before income taxes and minority interests					$74	$(408)	$(334)

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine-Month Period Ended September 30, 2003 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$4,533	$4,890	$1,877	$—	$11,300	$—	$11,300
Data	4,698	16	297	—	5,011	—	5,011
Internet	1,729	—	749	—	2,478	—	2,478
Other	—	—	—	—	—	2,119	2,119

Total revenues	10,960	4,906	2,923	—	18,789	2,119	20,908

Access costs and costs of services and products				11,184	11,184	1,228	12,412

Gross profit					7,605	891	8,496
Selling, general and administrative expenses	1,067	1,643	568	1,596	4,874	488	5,362
Depreciation and amortization expenses				1,721	1,721	233	1,954

Operating income					1,010	170	1,180
Interest expense					(77)	(57)	(134)
Miscellaneous income					22	103	125
Reorganization items, net					(471)	—	(471)

Income from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$484	$216	$700

	Nine-Month Period Ended September 30, 2002 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$4,794	$5,699	$1,779	$—	$12,272	$—	$12,272
Data	6,072	17	261	—	6,350	—	6,350
Internet	2,812	—	703	—	3,515	—	3,515
Other	—	—	—	—	—	2,842	2,842

Total revenues	13,678	5,716	2,743	—	22,137	2,842	24,979

Access costs and costs of services and products				12,878	12,878	1,702	14,580

Gross profit					9,259	1,140	10,399
Selling, general and administrative expenses	1,481	1,668	739	2,524	6,412	770	7,182
Depreciation and amortization expenses				2,329	2,329	277	2,606
Unclassified, net				108	108	—	108
Impairment charges				4,999	4,999	—	4,999

Operating (loss) income					(4,589)	93	(4,496)
Interest expense					(1,282)	(1)	(1,283)
Miscellaneous expense					(2,258)	(726)	(2,984)
Reorganization items, net					(227)	—	(227)

Loss from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$(8,356)	$(634)	$(8,990)

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

During the nine-month period ended September 30, 2002, the Predecessor Company established a valuation reserve of $336 million which is equivalent to the outstanding principal and accrued interest balance under the Ebbers Note less the amount anticipated to be realized. The Predecessor Company recorded this amount to bad debt expense which is a component of selling, general and administrative expense. The Company will continue to pursue efforts to recover all amounts due and payable under the Ebbers Note.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Condensed Combined Financial Statements

In accordance with SOP 90-7, the following condensed combined financial statements of the Debtors, consisting of substantially all of the Predecessor Company’s direct and indirect domestic subsidiaries, represents the condensed combined financial position and the results of operations for the Debtor entities for the nine-month period ended September 30, 2003. These statements have been prepared on the same basis as the Company’s condensed consolidated financial statements.

Debtors Unaudited Condensed Combined Statement of Operations

Nine-Month Period Ended September 30, 2003

(In Millions)

Revenues(1)	$16,353
Operating expenses(1)	14,806

Operating income	1,547
Other expense, net	(1,113)

Income from continuing operations before income taxes, minority interests and a cumulative effect of a change in accounting principle	434
Income tax expense	(209)
Minority interests, net of tax	6

Income from continuing operations before cumulative effect of a change in accounting principle	231
Loss from discontinued operations	(11)
Cumulative effect of a change in accounting principle	(215)

Net income attributable to common shareholders(2)	$5

(1)	Includes revenues and associated costs of the Predecessor Company’s non-debtor international subsidiaries that are subject to transfer pricing agreements with one of the Predecessor Company’s debtor subsidiaries which effectively transfers the revenues and expenses of the non-debtor international subsidiaries to a debtor entity.

(2)	The net income attributable to common shareholders of the Debtors is equal to the Predecessor Company’s consolidated net income attributable to common shareholders because WorldCom, Inc. (ultimate parent company of all consolidated subsidiaries) was a debtor and all non-debtor subsidiaries are accounted for on the equity method of accounting in these unaudited condensed combined financial statements of the debtor entities. Equity in earnings (losses) are included in other income, net.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors Unaudited Condensed Combined Balance Sheet

As of September 30, 2003

(In Millions)

ASSETS
Cash and cash equivalents	$5,019
Accounts receivable, net of allowance for doubtful accounts of $603	3,258
Other current assets	766

Total current assets	9,043
Property, plant and equipment, net	8,431
Other assets(1)	3,856

$21,330

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities	$4,717
Other long-term liabilities	719
Liabilities subject to compromise	36,953
Minority interest and preferred stock subject to compromise	1,186
Shareholders’ deficit	(22,245)

$21,330

(1)	Includes the Debtors’ investments in their consolidated subsidiaries that did not file for Chapter 11 on an equity accounting basis.

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

Voluntary Reorganization under Chapter 11

On July 21, 2002, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in Bankruptcy Court under Chapter 11. On November 8, 2002, WorldCom filed bankruptcy petitions for an additional 43 of its domestic subsidiaries, most of which were effectively inactive and none of which had significant debt (collectively with the Initial Filers, the “Debtors”. The Debtors continued to operate their businesses and manage their properties as debtors-in-possession. As a consequence of the bankruptcy filing, most litigation against the Debtors was stayed. We emerged from bankruptcy on April 20, 2004.

Restatements and Reclassifications of Previously Issued Consolidated Financial Statements

As discussed in Note 4 of the Predecessor Company’s 2002 Annual Report on Form 10-K, the Predecessor Company restated its previously reported consolidated financial statements for the three months ended March 31, 2002 and for the years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in a cumulative net reduction of previously reported net income attributable to common shareholders of $17.1 billion and $53.1 billion for the years ended December 31, 2001 and 2000, respectively, and a net reduction of $0.8 million to shareholders’ equity at January 1, 2000. Therefore, the consolidated financial statements presented herein include the effects of the Predecessor Company’s restatement of historical financial statements.

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

In conjunction with our restatement and through December 31, 2002 a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items we were unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the consolidated statements of operations for the three and nine-month period ended September 30, 2002.

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

Results of Operations

Our unaudited condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2003 have been prepared in accordance with Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which requires an entity’s statement of operations to portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any income, expenses, realized gains and losses, and provisions resulting from our reorganization are reported separately as reorganization items, except those required to be reported as discontinued operations in conformity with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As noted above under “Business Overview,” we have announced a definitive agreement to sell our interest in Embratel. In view of this pending sale, the following tables set forth, for the periods indicated, our unaudited condensed consolidated statements of operations with and without Embratel (in millions):

	Three-Month Period Ended September 30, 2003			Three-Month Period Ended September 30, 2002

	Without Embratel	Embratel (1)	Total	Without Embratel	Embratel (1)	Total
Revenues	$5,992	$788	$6,780	$7,138	$873	$8,011
Operating expenses:
Access costs	2,991	275	3,266	3,306	312	3,618
Costs of services and products	655	190	845	854	206	1,060
Selling, general and administrative	1,661	142	1,803	1,820	224	2,044
Depreciation and amortization	602	84	686	645	84	729
Unclassified, net	—	—	—	(76)	—	(76)
Property, plant and equipment impairment charges	—	—	—	74	—	74

Total	5,909	691	6,600	6,623	826	7,449
Operating income	83	97	180	515	47	562
Other income (expense), net:
Interest expense (contractual interest of $600 and $562 for the three-month periods ended September 30, 2003 and 2002, respectively)	(18)	(30)	(48)	(168)	(6)	(174)
Miscellaneous income (expense)	83	(44)	39	(46)	(449)	(495)
Reorganization items, net	(110)	—	(110)	(227)	—	(227)

Income (loss) from continuing operations before income taxes and minority interests	38	23	61	74	(408)	(334)
Income tax expense (benefit)	81	8	89	65	(145)	(80)
Minority interests expense (income), net of tax	5	15	20	(7)	(211)	(218)

(Loss) income from continuing operations	(48)	—	(48)	16	(52)	(36)
Net (loss) income from discontinued operations	(7)	—	(7)	25	—	25

Net income (loss)	(55)	—	(55)	41	(52)	(11)
Distributions on preferred securities (contractual distributions of $8 and $9 for the three-month periods ended September 30, 2003 and 2002, respectively)	—	—	—	2	—	2

Net (loss) income attributable to common shareholders	$(55)	$—	$(55)	$39	$(52)	$(13)

	Nine-Month Period Ended September 30, 2003			Nine-Month Period Ended September 30, 2002

	Without Embratel	Embratel (1)	Total	Without Embratel	Embratel (1)	Total
Revenues	$18,789	$2,119	$20,908	$22,137	$2,842	$24,979
Operating expenses:
Access costs	9,074	737	9,811	10,104	1,048	11,152
Costs of services and products	2,110	491	2,601	2,774	654	3,428
Selling, general and administrative	4,874	488	5,362	6,412	770	7,182
Depreciation and amortization	1,721	233	1,954	2,329	277	2,606
Unclassified, net	—	—	—	108	—	108
Property, plant and equipment impairment charges	—	—	—	4,599	—	4,599
Goodwill and intangible impairment charges	—	—	—	400	—	400

Total	17,779	1,949	19,728	26,726	2,749	29,475
Operating income (loss)	1,010	170	1,180	(4,589)	93	(4,496)
Other income (expense), net:
Interest expense (contractual interest of $1,824 and $1,757 for the nine-month periods ended September 30, 2003 and 2002, respectively)	(77)	(57)	(134)	(1,282)	(1)	(1,283)
Miscellaneous income (expense)	22	103	125	(2,258)	(726)	(2,984)
Reorganization items, net	(471)	—	(471)	(227)	—	(227)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	484	216	700	(8,356)	(634)	(8,990)
Income tax expense (benefit)	254	76	330	150	(280)	(130)
Minority interests expense (income), net of tax	—	139	139	(6)	(283)	(289)

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	230	1	231	(8,500)	(71)	(8,571)
Net loss from discontinued operations	(11)	—	(11)	(229)	—	(229)

Income (loss) before cumulative effects of changes in accounting principles	219	1	220	(8,729)	(71)	(8,800)
Cumulative effects of changes in accounting principles	(215)	—	(215)	(32)	—	(32)

Net income (loss)	4	1	5	(8,761)	(71)	(8,832)
Distributions on preferred securities (contractual distributions of $24 and $26 for the nine-month periods ended September 30, 2003 and 2002, respectively)	—	—	—	20	—	20

Net income (loss) attributable to common shareholders	$4	$1	$5	$(8,781)	$(71)	$(8,852)

(1)	These statements of operations for Embratel differ from the financial statements issued by Embratel due to currency translations from Brazilian Reais to U.S. dollars, unamortized intangibles originating from our initial investment and the subsequent impairment of certain long-lived assets. Embratel’s results are also presented net of any intercompany transactions between Embratel and us.

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

The following is a discussion of our results of operations, excluding Embratel, for the three month and nine month periods ended September 30, 2003 and 2002. For each of our business segments, we discuss revenues. All other items are discussed on a consolidated basis. During 2003, revenues which were previously included in a Corporate and Other segment were assigned to Business Markets, Mass Markets and International. Accordingly, the segment information for 2002 included herein reflects these reclassifications and differs from the corresponding information in WorldCom’s 2002 Annual Report on Form 10-K filed with the SEC on March 12, 2004. Furthermore, in March of 2004, we announced our plans to realign our business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. Since this reorganization was not effective during the periods covered by the financial statements in this Quarterly Report on Form 10-Q, the business descriptions and financial results included herein do not reflect the reorganization.

Revenues. For the three and nine-month periods ended September 30, 2003 and 2002, revenues by business segment were as follows (in millions):

	Three-Month Period Ended September 30,		Incr(Decr)		Nine-Month Period Ended September 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Business Markets	$3,472	$4,354	$(882)	(20.3)	$10,960	$13,678	$(2,718)	(19.9)
Mass Markets	1,556	1,875	(319)	(17.0)	4,906	5,716	(810)	(14.2)
International	964	909	55	6.1	2,923	2,743	180	6.6

Total Revenues	$5,992	$7,138	$(1,146)	(16.1)	$18,789	$22,137	$(3,348)	(15.1)

Business Markets. During the three and nine-month periods ended September 30, 2003 and September 30, 2002, the amounts of, and changes in, the product line revenues of Business Markets were as shown in the table below (in millions):

	Three-Month Period Ended September 30,		Incr(Decr)		Nine-Month Period Ended September 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Voice Services	$1,482	$1,481	$1	0.1	$4,533	$4,794	$(261)	(5.4)
Data Services	1,459	1,969	(510)	(25.9)	4,698	6,072	(1,374)	(22.6)
Internet Services	531	904	(373)	(41.3)	1,729	2,812	(1,083)	(38.5)

Total Business Markets	$3,472	$4,354	$(882)	(20.3)	$10,960	$13,678	$(2,718)	(19.9)

For the three months ended September 30, 2003, Business Markets revenue was 57.9% of total revenue versus 61.0% for the comparable 2002 period and, for the first nine months of 2003, Business Markets revenue was 58.3% of total revenue versus 61.8% for the comparable 2002 period.

During the third quarter, our revenue from voice services was largely unchanged year-over-year due to increased wholesale volumes essentially offsetting effective price declines. For the first nine months of 2003, the voice services revenue decrease reflect lower retail and wholesale price levels partially offset by higher wholesale volumes. The expanded presence of regional telephone companies (“RBOCs”) and product substitution have resulted in pricing pressure, adversely impacting both long distance and local voice services revenue.

Revenue from data services declined during the third quarter and first nine months of 2003 primarily due to price decreases as a result of excess capacity in the marketplace and lower volumes due to weak market demand. Market demand reflected sluggish economic conditions, lower wholesale volumes and network reconfigurations by customers to achieve better efficiency, diversification of their network providers and lower overall costs. Our data services revenue in 2003 was affected by adjustments in our prices to more competitive levels, especially compared to the prices of new service providers entering the market. In the third quarter of 2002, we also significantly curtailed an equipment sales product line due to its low profitability which resulted in lower data services revenue during the third quarter and first nine months of 2003 compared to the same periods in 2002.

During the third quarter and first nine months of 2003, our Internet services revenue declined primarily due to the expiration on January 1, 2003 of a contract that provided approximately $140 million of wholesale revenue from a major customer during each quarter of 2002. In addition, the general migration of customers from dial-up services to broadband services, industry competition and pricing pressures negatively impacted both our wholesale and retail Internet services revenue during 2003.

We expect continued pricing pressure in the market, product substitutions and lower customer demand due to general economic conditions to continue to impact our revenues in the Business Markets segment.

Mass Markets. During the three and nine-month periods ended September 30, 2003 and September 30, 2002, the amounts of, and changes in, the product line revenues of Mass Markets were as shown in the table below (in millions):

	Three-Month Period Ended September 30,		Incr(Decr)		Nine-Month Period Ended September 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Subscription services
Long-distance voice services	$859	$1,271	$(412)	(32.4)	$2,888	$4,029	$(1,141)	(28.3)
Local voice services	427	270	157	58.1	1,180	653	527	80.7
Other services	4	6	(2)	(33.3)	16	17	(1)	(5.9)

Total subscription services	1,290	1,547	(257)	(16.6)	4,084	4,699	(615)	(13.1)
Transaction services	266	328	(62)	(18.9)	822	1,017	(195)	(19.2)

Total Mass Markets	$1,556	$1,875	$(319)	(17.0)	$4,906	$5,716	$(810)	(14.2)

For the three-month period ended September 30, 2003, Mass Markets revenue was 26.0% of total revenue versus 26.3% for the comparable 2002 period and for the first nine months of 2003 Mass Markets revenue was 26.1% of total revenue versus 25.8% for the comparable 2002 period.

The reduction in subscription service revenues was principally the result of continuing long-distance volume declines (reflecting a lower number of customers and lower usage per customer) of $245 million during the third quarter of 2003 and $665 million during the first nine months. Rate declines reduced revenues by $168 million in the third quarter and $479 million during the first nine months of 2003. These declines were due to product substitution to wireless phones, e-mail and pre-paid cards, increased competition (including the continued entry of RBOCs into the long distance market) and customer migration to lower-priced calling plans. Partially offsetting these declines in long-distance services was an increase in revenues from our local service offerings reflecting the increasing popularity of our unlimited calling plans.

Consumer customers of our Mass Market subscription services are primarily long distance customers although local subscription customers may also be long distance customers. During the third quarter of 2003, the number of long distance customers declined by about 27% year-over-year while local subscription customers grew by 63%. During the first nine months of 2003, the number of long distance customers declined by about 25% year-over-year while local subscription customers grew by 76%. These percentage changes exclude commercial customers of Mass Markets.

The decreases in our transaction service revenues were primarily due to higher priced products accounting for a smaller portion of our volume and the effects of wireless phone product substitution. These decreases were partially offset by additional transaction services volume resulting from additional advertising spending in the third quarter of 2003.

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

International. During the three and nine-month periods ended September 30, 2003 and September 30, 2002, the amounts of, and changes in, the product line revenues of International were as shown in the table below (in millions):

	Three-Month Period Ended September 30,		Incr(Decr)		Nine-Month Period Ended September 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Voice services	$625	$630	$(5)	(0.8)	$1,877	$1,779	$98	5.5
Data services	100	37	63	170.3	297	261	36	13.8
Internet services	239	242	(3)	(1.2)	749	703	46	6.5

Total International	$964	$909	$55	6.1	$2,923	$2,743	$180	6.6

For the three months ended September 30, 2003, International revenue was 16.1% of total revenue versus 12.7% for the comparable 2002 period and, for the first nine months of 2003, International revenue was 15.6% of total revenue versus 12.4% for the comparable 2002 period.

The changes in total International revenue for the third quarter and first nine months of 2003 were due to decreases in our long-distance, data and Internet services revenue being more than offset by the impact of changes in foreign currency exchange rates. The decreases in our long-distance, data and Internet services revenue were primarily caused by reductions in rates for these services, partially offset by increases in volume. In addition, we continued to exit from low margin small customer accounts in selected Asian markets. Changes in foreign currency exchange rates contributed approximately $85 million and approximately $285 million to international revenue during the three and nine–month periods ended September 30, 2003 compared to the corresponding period in 2002.

We expect industry pricing pressures and over capacity in the market to continue to negatively impact International revenue. We also expect that our rate of new customer growth will be impacted by our reduced rate of network expansion.

Operating expenses. For the three and nine month periods ended September 30, 2003 and 2002, operating expenses were as follows (in millions):

	Three-Month Period Ended September 30,		Incr(Decr)		Nine-Month Period Ended September 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Access costs	$2,991	$3,306	$(315)	(9.5)	$9,074	$10,104	$(1,030)	(10.2)
Cost of products and services	655	854	(199)	(23.3)	2,110	2,774	(664)	(23.9)
Selling, general and administrative	1,661	1,820	(159)	(8.7)	4,874	6,412	(1,538)	(24.0)
Depreciation and amortization	602	645	(43)	(6.7)	1,721	2,329	(608)	(26.1)

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenue. Access costs as a percentage of total revenue increased to 49.9% in the third quarter of 2003 from 46.3% compared to the same period in 2002 and increased to 48.3% in the first nine months of 2003 from 45.6% in the first nine months of 2002. Access costs as a percentage of total revenue increased as price declines led to revenues decreasing at a faster pace than access costs.

The decrease in access costs during the third quarter of 2003 was partially due to our contract renegotiations as a result of our restructuring efforts and contract rejections during our bankruptcy that reduced access costs by $170 million. Access costs were further impacted by an approximately $86 million decrease in access charges associated with our data, Internet and long-distance voice business in the U.S partially offset by a $63 million increase in access charges associated with our local voice services. Other access costs changes included a $12 million decrease in connection charges for international voice and data traffic originating in the U.S. and lower USF contributions of $7 million. The effect of changes in foreign currency exchange rates more than offset the decreases in access costs in our international operations.

The decrease in access costs during the first nine months of 2003 compared to the same period in 2002 was partially due to our contract renegotiations as a result of our restructuring efforts and contract rejections during our bankruptcy that reduced access costs by $386 million. Access costs were further impacted by an approximately $374 million decrease in access charges associated with our data, Internet and long-distance voice business in the U.S partially offset by a $227 million increase in access charges associated with our local voice services. Other access costs changes included a $236 million decrease in connection charges for international voice and data traffic originating in the U.S. and lower USF contributions of $85 million. The effect of changes in foreign currency exchange rates more than offset the decreases in access costs in our international operations.

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

Costs of services and products. Costs of services and products (“COSP”) includes the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs, including those from equipment sales. As a percentage of revenues, COSP decreased to 10.9% in the third quarter of 2003 from 12.0% compared to the same period in 2002 and decreased to 11.2% in the first nine months of 2003 from 12.5% in the first nine months of 2002.

The $0.2 billion decrease in the third quarter of 2003 and the $0.7 billion decrease in the first nine months of 2003 are primarily attributable to initiatives to improve efficiency and better align our costs with our revenue levels. These initiatives resulted in lower personnel related costs, decreased facility expenses, reduced general operating costs and lower payments to marketing partners for customer awards and benefits as a result of lower total revenues. COSP during these periods also decreased due to our decision in the third quarter of 2002 to curtail equipment sales.

We expect COSP to continue to decline, primarily as a result of our continued cost containment initiatives.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, gains and losses on property, plant and equipment sales, and corporate administrative costs, such as finance, legal and human resources. Some SG&A expenses are incurred directly by our business segments and are shown in Note 9 of our consolidated financial statements. Other SG&A expenses relate to our overall operations and are not allocated to a specific business segment. As a percentage of total revenue, SG&A expenses increased to 27.7% in the third quarter of 2003 from 25.5% in the same period in 2002 and decreased to 25.9% in the first nine months of 2003 from 29.0% in the first nine months of 2002.

These expense decreases were largely due to lower personnel related costs and improvements in bad debt expense as a result of improved credit management efforts. In addition, the improvement in bad debt expense for the first nine months of 2003 compared to the same period of 2002 was primarily the result of a $0.3 billion charge to bad debt expense in 2002 related to a loan made to our former chief executive officer, Bernard Ebbers. Our restructuring efforts led to improvements in facility costs, while lower revenue volumes resulted in reduced billing expenses. During the third quarter of 2003, these reductions in SG&A expenses were partially offset by an increase in advertising expenses during the third quarter of 2003 in support of our Mass Markets segment.

Additionally, the advertising expenses in 2002 were unusually low as the result of the bankruptcy filing in the same quarter. During the third quarter of 2003, we engaged several professional services firms to assist in our restatement efforts which increased our SG&A expenses for the period.

We expect our SG&A expenses to decline in 2004 due to cost containment initiatives and reduced professional services fee when the restatement efforts are completed.

Depreciation and amortization. As a percentage of total revenue, depreciation and amortization expense increased to 10.0% in third quarter of 2003 from 9.0% in the same period in 2002 and decreased to 9.2% in the first nine months of 2003 from 10.5% in the first nine months of 2002. The decreases in depreciation and amortization expense during the third quarter and first nine months of 2003 were principally due to a reduction in capital spending and the recognition of long-lived asset impairment charges in 2002 that significantly reduced the carrying value of our assets, resulting in lower depreciation and amortization expense in 2003. There were no impairment charges during the first nine months of 2003.

Unclassified, net. In conjunction with our restatement and through December 31, 2002, a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result, it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items, we were unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the condensed consolidated statements of operations for the three and six-month period ended June 30, 2002. We recorded unclassified, net income of $0.1 billion in the three-month period ended September 30, 2002 and unclassified, net expense of $0.1 billion in the nine-month period ended September 30, 2002. There were no comparable charges in 2003.

Impairment charges. We review our property, plant and equipment and goodwill and other intangible assets for impairment annually or whenever events or circumstances may indicate that the carrying amount may not be recoverable. Impairment charges of $74 million for property, plant and equipment were recorded in the third quarter of 2002. Impairment charges of $4.6 billion for property, plant and equipment and $0.4 billion for goodwill and intangibles were recorded in the in the first nine months of 2002. These impairment charges were the result of adverse conditions within our industry and poor financial performance by our business. For more detail on these impairment charges, see Note 4 to these condensed consolidated financial statements. There were no impairment charges during the first nine months of 2003.

Operating income. For the three-month period ended September 30, 2003, our operating income was $0.1 billion on revenues of $6.0 billion, a decrease of $0.4 billion, or 83.9%, from operating income of $0.5 billion on revenues of $7.1 billion in the comparable period of 2002. The primary factors contributing to this decrease were a $1.1 billion reduction in revenues. Partially offsetting these decreases in revenue were reductions of $0.3 billion in access costs, $0.2 billion in COSP and $0.2 billion in SG&A expenses.

For the nine-month period ended September 30, 2003, our operating income was $1.0 billion on revenues of $18.8 billion, an improvement of $5.6 billion from an operating loss of $4.6 billion on revenues of $22.1 billion for the same period in 2002. The primary factors affecting this improvement were reductions of $5.1 billion in unclassified, net expense and impairment charges in 2002 for which there were no comparable charges in 2003, as well as reductions of $1.5 billion in SG&A expenses, $1.0 billion in access costs, $0.7 billion in COSP and $0.6 billion in depreciation and amortization expenses partially offset by a reduction of $3.3 billion in revenues.

Interest expense. Interest expense in the third quarter of 2003 decreased $150 million, or 89.3%, to $18 million in the third quarter of 2003 from $168 million in the third quarter of 2002. For the first nine months of

2003, interest expense was $77 million, which was a decrease of $1.2 billion from interest expense in the first nine months of 2002. These decreases principally reflect interest of $1.7 billion for the first nine months of 2003 that was not paid or accrued on our $30.7 billion of outstanding debt that is subject to compromise as a result of our Chapter 11 bankruptcy filing on July 21, 2002. In the first nine months of 2002, interest of $0.4 billion was not paid or accrued.

Miscellaneous income (expense). Miscellaneous income (expense) includes the effects of fluctuations in exchange rates for transactions denominated in foreign currencies, investment income, equity in income and losses of affiliated companies, gains and losses on the sale of investments and other non-operating items. Miscellaneous income in the third quarter of 2003 was $83 million, an improvement of $129 million from expense of $46 million in the third quarter of 2002. For the first nine months of 2003 miscellaneous income was $22 million, an improvement of $2.3 billion from expense of $2.3 billion for the first nine months of 2002. Miscellaneous expenses for the third quarter and first nine months of 2002 are primarily attributable to the recognition of a $2.3 billion SEC civil penalty claim (which we settled at emergence from bankruptcy through a $500 million cash payment and the issuance of $250 million of common stock).

Reorganization items. Since our bankruptcy filing, we classify certain expenses, as reorganization items in accordance with SOP 90-7. Reorganization items do not include any revenues or expenses that must be reported as related to discontinued operations. In the three months and nine-month period ended September 30, 2003 and during the three-month period ended September 30, 2002, we recorded reorganization items which were comprised of the following (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Contract rejections	$33	$—	$186	$—
Write-off of unamortized debt issuance costs	—	200	—	200
Employee retention, severance and benefits	33	8	104	8
Loss on disposal of assets	4	5	23	5
Lease terminations	33	—	165	—
Professional fees	26	15	66	15
Gains on settlements with creditors	(9)	—	(45)	—
Interest earned by debtor entities during reorganization	(10)	(1)	(28)	(1)

Expense from reorganization items, net	$110	$227	$471	$227

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

Reorganization items include both cash and non-cash expenses. The cash expenditures for reorganization items for the three months ended and nine months ended September 30, 2003 totaled $38 million and $159 million, respectively. The cash expenditures for reorganization items for the three months ended and nine months ended September 30, 2002 totaled $56 million.

Provision for income taxes. Income tax expense was $81 million and $65 million for the third quarter of 2003 and 2002, respectively, and $254 million and $150 million for the first nine months of 2003 and 2002. Certain expenses in our condensed consolidated statements of operations are not deductible for income tax purposes. As such, the provision for income taxes was primarily attributable to tax on the income of our international subsidiaries, and the establishment of reserves for tax contingencies. For the three month and nine month period ended September 30, 2003 and 2002, we increased our tax contingency reserves which resulted in a current period tax expense.

Net (loss) income from discontinued operations. Our net loss from discontinued operations was $7 million and $11 million for the third quarter and first nine months of 2003, respectively. For 2002 we had net income of $25 million for the third quarter and a net loss of $229 million for the first nine months. The net loss from discontinued operations for 2003 was primarily attributable to our MMDS operations. The net income (loss) from discontinued operations in 2002 was primarily attributable to our wireless resale business and reflects the completion of the sale of the customer lists in the third quarter of 2002.

Cumulative effects of changes in accounting principles. We recorded a $215 million expense as the cumulative effect of a change in accounting principle in the first quarter of 2003 as a result of our adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.” This change represented the difference between the obligation recorded for future costs of certain long-lived assets and additional assets to be depreciated. In the first quarter of 2002, we recorded a $32 million expense related to the impairment of SkyTel’s channel rights upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

Net (loss) income. For the three-month period ended September 30, 2003, our net loss was $55 million, a decline of $94 million from net income of $39 million for the same period in 2002. The primary factors affecting this change were the $0.4 billion decline in operating income offset by an improvement of $0.1 billion in miscellaneous income (expense), a decline of $0.2 billion in interest expense and a decline of $0.1 billion in reorganization items.

For the nine-month period ended September 30, 2003, our net income was $4 million, an improvement of $8.8 billion from a net loss of $8.8 billion for the same period in 2002. The primary factors affecting this change were the $5.6 billion positive change in operating income, an improvement of $2.3 billion in miscellaneous income (expense) and a decrease of $1.2 billion in interest expense partially offset by an increase of $0.2 billion in reorganization items and an increase of $0.2 billion in the cumulative effects of changes in accounting principles.

Results of Operations for Embratel

Embratel’s revenues, operating expenses, operating income and net income for the three- and nine-month periods ended September 30, 2003 and 2002 were as follows (in millions):

	Three-Month Period Ended September 30,		Incr(Decr)		Nine-Month Period Ended September 30,		Incr(Decr)
	2003	2002	$	%	2003	2002	$	%
Revenues	$788	$873	$(85)	(9.7)	$2,119	$2,842	$(723)	(25.4)
Operating expenses	691	826	(135)	(16.3)	1,949	2,749	(800)	(29.1)
Operating income	97	47	50	106.4	170	93	77	82.8
Net income (loss)	—	(52)	52	100.0	1	(71)	72	101.4

Revenues. In the third quarter of 2003, approximately $65 million of the decrease in total revenue was attributable to the declining U.S. dollar value of the Brazilian Real. In addition, voice services revenue decreased due in part to initiatives to improve profitability through tighter customer credit standards and the termination of service for certain customers with past due payments owed to Embratel. Also contributing to the decrease in voice services revenue were the effects of intense market competition. Increased traffic from advanced voice services partially offset these declines. Embratel’s data communications services revenue, which includes data, Internet and wholesale services, declined in the third quarter of 2003 compared to the corresponding period in 2002 mainly due to the loss of contracts from customers that merged with other companies and weakness in the market for Internet services.

In the first nine months of 2003, approximately $515 million of the decrease in total revenue was attributable to the declining dollar value of the Brazilian Real. In addition, voice services revenue declined as a result of tighter customer credit standards and the termination of service for certain customers with past due accounts. Intense competition also contributed to the decline in voice services revenue during the first nine months of 2003. Embratel’s data communications revenue declined in the first nine months of 2003 compared to the corresponding period in 2002 primarily due to pricing pressure on Internet services and the termination of a service agreement with an Internet service provider.

Operating expenses. The declining U.S. dollar value of the Brazilian Real accounted for approximately $55 million and $475 million of the decrease in operating expenses in the third quarter and first nine months of 2003, respectively, Embratel’s operating expenses also decreased due to lower allowances for doubtful accounts resulting from better collections of receivables. In addition, lower interconnection costs (which include access costs and other related expenses), decreased personnel related costs and reduced expenditures for third party billing services decreased operating expenses.

Net income (loss). Embratel’s third quarter of 2003 net loss reduction of $52 million was due to positive changes in miscellaneous income of $405 million and operating income of $50 million more than offsetting increases in minority interest expense of $226 million, income tax expense of $153 million, and interest expense of $24 million. For the nine months ended September 30, 2003, Embratel’s net loss reduction of $72 million was due to positive changes in miscellaneous income of $829 million and operating income of $77 million more than offsetting increases in minority interest expense of $422 million, income tax expenses of $356 million and interest expense of $56 million.

Liquidity and Capital Resources

Current Liquidity

Since our bankruptcy filing in July 2002, we have significantly increased our liquidity position as result of positive cash flows from operations, sales of non-core assets, reductions in capital expenditure levels as well as the cessation of interest and principal payments on debt while in bankruptcy. On September 30, 2003, we had $5.5 billion of cash and cash equivalents, including $234 million of cash and cash equivalents of Embratel. Since then, our cash and cash equivalents have increased further and, on December 31, 2003, were $6.2 billion, including $595 million in cash and cash equivalents of Embratel. Although we consolidate Embratel, it is not a wholly owned subsidiary and is operated by its own management and employees. Accordingly, our ability to access Embratel’s cash and cash equivalents for our corporate purposes is significantly reduced.

Our principal cash needs consist of capital expenditures, debt service and potential dividends on our common stock or stock repurchases. In addition, our Plan of Reorganization as approved by the Bankruptcy Court includes the payment of approximately $2.6 billion in cash to settle certain creditor claims. Some cash payments were made prior to our emergence from bankruptcy and some claims have been reduced since the Plan was confirmed. We believe that our remaining cash payments to settle creditor claims are approximately $2 billion.

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

Bank Facilities

As an additional source of liquidity during our bankruptcy, we entered into a Senior Secured Debtor-in-Possession Credit Facility (the “DIP Facility”). On September 30, 2003 and on the date of our emergence from bankruptcy, there were no outstanding advances under the DIP Facility. We did have letters of credit outstanding under the DIP Facility, WorldCom had undrawn letters of credit that were issued under a $1.6 billion credit facility prior to our bankruptcy filing and Digex had a letter of credit under a separate facility. The aggregate amount of the outstanding letters of credit on September 30, 2003 was $132 million.

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

Historical Cash Flows

For the nine-month periods ended September 30, 2003 and 2002, our cash flows were as follows (in millions):

	For the Nine Month Period Ended September 30,
	2003	2002
Provided by (used in):
Operating activities	$3,042	$(980)
Investing activities	(214)	(591)
Financing activities	(209)	1,992
Effect of exchange rate changes on cash	52	(122)

Net increase in cash and cash equivalents	$2,671	$299

Cash Flows Provided by (Used in) Operating Activities

In the first nine months of 2003, cash flows from operating activities were our primary source of funds and contributed $3.0 billion reflecting our continued cost containment and restructuring initiatives during the period offsetting our revenue declines.

In the first nine months of 2002, cash flows from operating activities used $1.0 billion. These cash flows reflect the difficult operating conditions we experienced in the periods both before and after our July 2002 bankruptcy filing. In June 2002, our accounts receivable securitization facility was terminated which resulted in higher accounts receivable, net of changes in the allowance for doubtful accounts.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $0.2 billion and $0.6 billion in the first nine months of 2003 and 2002, respectively. Capital expenditures totaling $0.5 billion in the first nine months of 2003 and $1.5 billion in the first nine months of 2002 were the primary uses of cash during these periods. During 2003, we decreased our capital expenditures because of reduced requirements for capacity and operating constraints resulting from bankruptcy. In the first nine months of 2003 and 2002, the sale of investments and other non-core assets generated cash of $0.3 billion and $0.9 billion, respectively. The 2002 amount reflects the collection of $0.7 billion related to the transfer of an FCC license.

Cash Flows (Used in) Provided by Financing Activities

In the first nine months of 2003, net cash used in financing activities was $0.2 billion. This use of cash was primarily attributable to net repayments of debt related to Embratel and capital leases during this period.

In the first nine months of 2002, net cash provided by financing activities was $2.0 billion. Net debt borrowings of $2.1 billion were the primary source of funds during this period. In addition, distributions on mandatorily redeemable preferred securities and dividends paid in cash on common and preferred stock in the first nine months of 2002 decreased cash by $0.2 billion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our DIP Facility subjected us to cash flow exposure resulting from changes in interest rates during periods we have balances outstanding under the facility. We had no borrowings under the DIP Facility as of September 30, 2003 and on the Emergence Date, the facility was terminated; however, we had $79 million and $77 million in letters of credit outstanding under the DIP Facility as of March 31, 2004 and December 31, 2003, respectively.

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

As of September 30, 2003, Embratel had outstanding debt of $1.4 billion, in multiple currencies, of which approximately $50 million bore interest at fixed interest rates, and approximately $1.4 million bore interest at floating rates (primarily LIBOR-based).

Foreign Exchange Risk

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying condensed consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency translation gains of $81 million and losses of $854 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Revenues, access costs and selling, general and administrative costs denominated in currencies other than the United States dollar were approximately 10.1%, 9.9% and 9.1% for the nine-month period ended September 30, 2003 and 11.4%, 11.7%, and 10.7% for the nine-month period ended September 30, 2002. Because differing portions of our revenue and costs are denominated in foreign currency, movements could impact our margins by, for example, increasing our foreign revenues when the dollar weakens and not correspondingly increasing our expenses. Excluding Embratel, we do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk in addition to Embratel’s foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

We have completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation has allowed us to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of September 30, 2003. The Company has made significant improvements in its disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in internal controls (as more fully discussed below). However, for the period ended September 30, 2003, such improvements were not fully implemented and had not been fully tested. As a result, the Company concluded that the effectiveness of its internal controls during this period was not sufficiently adequate to rely solely upon them for its financial reporting. Instead, the Company relied on compensating controls and procedures as necessary to ensure the reliability of its reporting.

As background, the following actions were taken during 2002 and 2003:

•	On June 25, 2002, we announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from access cost expenses to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. We promptly notified KPMG LLP (“KPMG”), which in May 2002 had replaced Arthur Andersen LLP (“Andersen”) as its external auditors, and subsequently engaged KPMG to audit its consolidated financial statements for the years ended December 31, 2001 and 2000. We also promptly notified Andersen, which had audited its consolidated financial statements for 2001 and reviewed its interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised the Predecessor Company that, in light of the inappropriate transfers of access costs, its audit report on the Predecessor Company’s consolidated financial statements for 2001 and its review of the Predecessor Company’s interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon.

•	On August 8, 2002, the Predecessor Company announced that its ongoing internal review of its consolidated financial statements discovered an additional $3.9 billion in improperly reported items that affect pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, the Predecessor Company announced that it expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion.

•	On March 13, 2003, the Predecessor Company announced the completion of a preliminary review of its goodwill and other intangible assets and property and equipment accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of property, plant and equipment and other intangible assets.

•	A Special Committee of the Predecessor Company’s Board of Directors, together with the Corporate Monitor Richard C. Breeden, conducted an independent investigation of these matters with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as its accounting advisors. The Special Committee’s report was released publicly on June 9, 2003. The report concluded, among other things, that the accounting improprieties were permitted to occur in part as a result of substantial deficiencies in the Predecessor Company’s financial system controls as well as serious failures in the Predecessor Company’s corporate governance.

•	The Predecessor Company’s accounting practices also were under investigation by the U.S. Attorney’s Office. In addition, the Bankruptcy Court appointed Richard Thornburgh, former Attorney General of the United States as an examiner to investigate accounting matters and corporate governance practices in order to identify potential causes of action against third parties. On November 4, 2002, the Examiner released his first Interim Report regarding the Examiner’s preliminary observations. On June 9, 2003, the Examiner released a second Interim Report regarding, among other things, corporate governance matters and past accounting practices. The second Interim Report determined that there were substantial problems with the Predecessor Company’s internal controls and corporate governance. The Examiner’s final report, released January 26, 2004, concerned potential claims the Company may have against third parties.

•	On November 26, 2002, the Predecessor Company consented to the entry of the permanent injunction that partially resolved the claims brought in a civil lawsuit by the SEC regarding its past public financial reports. The permanent injunction imposes certain ongoing obligations on the Predecessor Company and permits the SEC to seek a civil penalty. On June 11, 2003, the Predecessor Company consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the permanent injunction. One of the orders required the Company to adopt and implement recommendations to be made in a report by the Corporate Monitor appointed by the U.S. District Court, Richard C. Breeden, former Chairman of the SEC. Mr. Breeden’s report titled “Restoring Trust” concluded, among other things, that there were substantial deficiencies in the Company’s corporate governance, including in the area of disclosure controls and procedures.

•	In addition, in connection with performing its audit of the Predecessor Company’s financial results for the years 2000 through 2002, KPMG issued a letter on June 3, 2003 to the Audit Committee of the Predecessor Company’s Board of Directors identifying a substantial number of material weaknesses and other matters relating to the Company’s internal controls based upon its work through March 6, 2003. Our management considered KPMG’s letter in performing its evaluation. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to an auditor’s attention that, in its judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. KPMG’s consideration of the Company’s internal controls was in connection with the performance of its audit services and would not necessarily result in identification of all matters in internal controls that might be reportable conditions. Among the material weaknesses identified by KPMG were:

•	The need to increase the experience and depth of the Company’s financial management and accounting personnel,

•	The need to implement procedures and controls to review, monitor and maintain general ledger accounts,

•	The need to implement procedures to ensure that reconciliations between subsidiary ledgers and the general ledger are performed,

•	The highly automated, extremely complex and largely undocumented nature of our consolidation process,

•	The need for significant improvement in segregation of duties, responsibilities and management review controls,

•	The need to implement policies, procedures and standardization of internal controls,

•	The need to put appropriate procedures in place such that the Company’s operating management is confident that financial information being used to manage the Company’s businesses is ultimately included in its externally reported financial information,

•	The need to increase review, monitoring and oversight of the Company’s global business units,

•	The need for sufficient analysis and documentation of non-routine transactions, including derivative transactions and transactions relating to indefeasible rights of use, and

•	The need to address certain accounting matters in the Predecessor Company’s restated financial statements for the years 2000-2002.

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

The Company’s committed and principled response to its internal controls obligations is consistent with its overall commitment to remake itself and set a new standard for corporate behavior. To this end the Company has:

•	Established a new Board of Directors and Audit Committee;

•	Appointed a new Chief Executive, Chief Financial Officer, and General Counsel and Corporate Controller;

•	Established a Disclosure Committee;

•	Reorganized the finance and accounting organizations;

•	Filled over 400 open finance and accounting positions which resulted from earlier terminations and other departures;

•	Implemented segregation of duties processes and enhanced automation controls for certain financial systems;

•	Instituted monthly reviews of financial results with controllers and senior management to enhance transparency and accountability;

•	Established an Internal Controls and Policies organization;

•	Significantly enhanced the Company’s ethics program and hired a new Chief Ethics Officer;

•	Completed ethics training for all employees; and

•	Committed to implementation of the recommendations in the Corporate Monitor’s “Restoring Trust” report, and the Company is diligently working on implementation of those recommendations.

In addition, since August 2003, the Company has undertaken the following efforts:

•

The Company prioritized its actions in an effort to drive remediation of the material weaknesses identified in the KPMG letter. KPMG supported the 10 material internal control weaknesses cited in its letter with 60 specific sub-points and 32 other matters involving internal control elements. The

Company further divided these 92 items into 96 items to facilitate tracking and monitoring. The Company implemented action plans with assigned priorities, task leaders and due dates and conducted weekly (or more frequent) status review meetings. The Company has taken significant action to remediate the 10 material control weaknesses and is in process of testing the results.

•	Additional training was provided for senior officers and finance and accounting personnel on financial management, corporate governance and other related matters. Specific training for the Sarbanes Oxley Act of 2002 Section 404 will be provided in April 2004.

•	A delegation of authority policy was approved by the Board of Directors on December 12, 2003 and was deployed with key financial processes by March 31, 2004.

•	An Internal Controls team was established with a clear charter and focus on controls, remediation, and the management of the Sarbanes Oxley Act of 2002 Section 302 and 404 requirements. The Vice President of Internal Controls interacts with the Disclosure Committee and provides updates on the state of controls to the Audit Committee of the Board of Directors on a regular basis. Control updates are provided to the CEO, CFO, Controller as a normal course of business.

•	From August 2003 to March 2004, Deloitte conducted a comprehensive evaluation and remediation process with respect to internal controls over financial reporting and related processes. Additionally, this effort included a risk assessment, which identified the processes and systems that are significant to the Company’s financial statements and a ranking of these processes and systems based on inherent risk, and a controls assessment process, designed to identify and document internal controls that mitigate financial reporting risk as well as identify control gaps which may require further remediation. As a result, Internal Control teams have been focused on the remediation of controls gaps. The results of this effort will be reviewed by the Audit Committee.

•	To complete this effort, cross functional teams were formed to develop design documents to define remediation requirements and actions for each of these control gaps. The design documents include: a prioritization plan for funding and scheduling IT development, planning of both short term solutions (often to involve manual resolutions and reconciliation processes) and longer term solutions (with an emphasis on automated systems, where applicable), and a template for documentation of remediation efforts. A testing plan will be developed and prioritized with the Company’s Internal Audit staff to ensure that controls perform as designed.

•	Implementation of the recommendations contained in Mr. Breeden’s report, Restoring Trust, relating to transparency, internal controls and other areas of governance affecting the Company’s financial reporting and internal controls.

•	Implementation of an internal review process of the Company’s quarterly and annual reports designed to ensure that the appropriate executives and employees of the Company review the reports for accuracy and completeness.

The Company has committed considerable resources to date on the aforementioned reviews and remedies, although it will take some time to realize all of the benefits. Additional efforts will be necessary to remediate all of the deficiencies in the Company’s controls and to become self-sufficient in this area. For example, the Company retained a substantial number of outside consultants to assist in the evaluation, remediation and implementation of the Company’s controls and we are hiring additional finance and accounting personnel to perform this work on an ongoing basis. Our controls are improving and management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. However, the effectiveness of any system of disclosure controls and procedures, including our own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following material changes in the legal proceedings reported in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 12, 2004 have occurred:

Pre-Petition Claims. WorldCom and various current or former directors, officers, and advisors were named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to pre-petition claims as to the Debtors. Pre-petition litigation claims against the Company were discharged on the Emergence Date. Claims arising after the filing date generally were not discharged.

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

In addition, on the Emergence Date and pursuant to the Plan, the Company issued to its pre-petition creditors, approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007 (the “2007 Senior Notes”), approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 (the “2009 Senior Notes”) and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes”). The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the existing and future domestic restricted subsidiaries of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 3 to the unaudited condensed consolidation financial statements, substantially all of the Predecessor Company’s direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result, such Debtors violated certain covenants on a majority of the pre-petition debt outstanding at the time of the filing and failed to pay dividends on preferred stock (dividends on preferred stock not charged to earnings for the period January 1, 2003 through September 30, 2003 totaled $24 million). In addition, as a result of the erroneous financial reporting and subsequent restatements of financial results, WorldCom violated terms of our outstanding indentures and credit facilities; however, no formal notification of noncompliance was received by the Predecessor Company.

On the Emergence Date, all outstanding pre-petition debt claims and preferred equity claims were settled and cancelled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended September 30, 2003, other than matters voted on by holders of our debt securities in the ordinary course of our bankruptcy proceedings.

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

(a) Reports on Form 8-K

On July 7, 2003, we furnished information under Item 5, “Other Events,” regarding the modification a proposed settlement with the Securities and Exchange Commission, to be reviewed by the U.S. District Court, increasing the civil penalty against us for our past accounting practices and requiring, on the date of emergence from bankruptcy, our payment of $500 million and the transfer our common stock valued at $250 million to a distribution agent to be appointed by the District Court.

On July 8, 2003, we furnished information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the U.S. District Court’s approval of our amended proposed settlement with the Securities and Exchange Commission, to be reviewed for approval by the Bankruptcy Court, calling for a civil penalty of $2.25 billion to be satisfied by a $500 million cash payment upon our emergence from bankruptcy and $250 million in common stock to shareholders and bondholders and a press release related thereto.

On July 14, 2003, we furnished information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the filing of newly revised exhibits to the Supplement to Disclosure Statement which we filed on July 3, 2003 with the Bankruptcy Court and a press release related thereto. The exhibits to this supplement provided, among other things, revised projected financial information supporting our plan of reorganization.

On July 16, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of May 2003 with the Bankruptcy Court and a press release related thereto.

On July 17, 2003, we furnished information under Item 5, “Other Events” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the filing of our amended joint plan of reorganization and supplement to the related disclosure statement with the Bankruptcy Court, which we furnished as exhibits to Item 7.

On August 11, 2003, we furnished information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the Bankruptcy Court’s approval of our settlement with the Securities and Exchange Commission, which had been previously approved by the U.S. District Court, calling for the satisfaction of a civil penalty against us by payment of $500 million cash upon our emergence from bankruptcy and transfer of $250 million in common stock in the reorganized company; and the Bankruptcy Court’s approval of our second supplement to the disclosure statement, which we furnished as an exhibit to Item 7.

On August 19, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of June 2003 with the Bankruptcy Court and a press release related thereto.

On August 19, 2003, we furnished information under Item 5, “Other Events” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the reaffirming of our current financial guidance and clarifying statements made in our Current Report on Form 8-K dated August 18, 2003 filed with the Securities and Exchange Commission and a press release related thereto.

On September 2, 2003, Item 5, “Other Events” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the issuance by Corporate Monitor, Richard Breeden, of his report on our corporate governance, which we furnished as an exhibit to Item 7, and our Board of Directors’ unanimous approval of the adoption of all the recommendations contained in the report; and our response to the claims filed by the Attorney General of the State of Oklahoma charging us and six former executives with 15 criminal violations of Oklahoma securities laws and press releases related thereto.

On September 17, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report and revised operating report for the month of July 2003 with the Bankruptcy Court and a press release related thereto.

On September 22, 2003, we furnished information under Item 9, “Regulation FD Disclosure,” regarding the Bankruptcy Court’s approval of our third supplement to the disclosure statement, which we furnished as an exhibit to the Current Report, relating to our second amended joint plan of reorganization which reflects settlements with the holders of certain trade claims, subordinated debt claims and claims arising from certain transactions completed on or before the date of merger of MCI Communications Corporation and WorldCom in September 1998; and our filing with the Bankruptcy Court of modifications to our second amended plan reflecting our agreement to provide a 5% recovery to holders of the 13.5% series B redeemable exchangeable preferred stock of Intermedia Communications, Inc.

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