Form 10-K
period 2003-12-31
MCI INC
filed 2004-04-29
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity of WorldCom, Inc., the predecessor company of the registrant (“Predecessor”) held by non-affiliates of the Predecessor as of June 30, 2003, based on the average bid and asked prices of Predecessor’s WorldCom Group Stock on the over-the-counter market on such date of $0.04 per share and the average bid and asked prices of Predecessor’s MCI Group Stock on the over-the-counter market on such date of $0.15 per share, was approximately $130 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities confirmed by a court. Yes  ☒    No  ☐

As of April 20, 2004, there were outstanding 314,856,250 shares of new MCI, Inc., common stock.

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

You are cautioned not to place undue reliance on these statements, which speak only as of the date this document is filed. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to matters arising out of pending class action and other lawsuits and the ongoing internal and government investigations related to the previously announced restatements of WorldCom, Inc.’s financial results. Other factors that may cause actual results to differ materially from management’s expectations include, but are not limited to:

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading global communication companies, providing a broad range of communication services in over 200 countries on six continents. Each day, we serve thousands of businesses and government entities throughout the world and provide voice and Internet communication services for millions of consumer customers. We operate one of the most extensive communications networks in the world, comprising approximately 100,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. We own one of the most extensive Internet protocol backbones, and we are one of the largest carriers of international voice traffic. Since April 2003, our business has been conducted using the brand name “MCI.”

References in this Annual Report on Form 10-K to MCI, we, us or the Company refer to MCI, Inc., a Delaware corporation, and, unless the context otherwise requires or is otherwise expressly stated, its predecessor and its subsidiaries. WorldCom, Inc., a Georgia corporation formed in 1983 (“WorldCom” or “Predecessor”), is the predecessor company of MCI. On April 20, 2004, WorldCom merged with and into MCI, as a part of transactions contemplated by a Plan of Reorganization (the “Plan”) of WorldCom and certain of its subsidiaries under chapter 11 of the United States Bankruptcy Code. Our website address is www.mci.com, and we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our principal executive offices are located at 22001 Loudoun County Parkway, Ashburn, Virginia 20147 (telephone number 703-886-5600).

Bankruptcy and Related Investigations and Other Significant Recent Events

Bankruptcy. On July 21, 2002, WorldCom and substantially all of its U.S. subsidiaries filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. From that time until the Emergence Date, WorldCom and its subsidiaries continued to operate their businesses and manage their properties as debtors-in-possession. On October 31, 2003, WorldCom’s Plan was confirmed by the Bankruptcy Court and the Plan was consummated on April 20, 2004 (which we refer to in this Annual Report as the “Emergence Date”). On the Emergence Date, pursuant to the Plan and as part of its emergence from bankruptcy protection, WorldCom merged with and into MCI whereby the separate existence of WorldCom ceased and MCI was the surviving company.

Restatement of Previously Issued Financial Statements. A comprehensive review of WorldCom’s previously issued consolidated financial statements was undertaken after it was determined that the statements were not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of this review, WorldCom has restated its previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 as well as its previously reported consolidated financial statements for the first quarter of 2002. The restated consolidated financial statements include restatements of earnings, write-downs of goodwill, other intangible assets and property, plant and equipment and other adjustments made in connection with WorldCom’s review. WorldCom’s restated 2001 and 2000 consolidated financial statements are contained in its Annual Report on Form 10-K for 2002 filed with the SEC on March 12, 2004. The restated 2001 and 2000 financial statements were audited by KPMG LLP (“KPMG”), which replaced Arthur Andersen LLP (“Andersen”) as WorldCom’s external auditors in May 2002. WorldCom’s restated first quarter 2002 financial statements are included in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003.

SEC Proceedings. WorldCom’s past financial reports have also been the subject of a civil action filed by the SEC on June 26, 2002. Since then, WorldCom consented to the entry of a permanent injunction and related orders imposing certain ongoing obligations (by which we, as successor to WorldCom, are bound) dealing with internal controls and corporate governance issues. We have agreed to adopt and implement recommendations made in the August 26, 2003 report “Restoring Trust” issued by Richard C. Breeden, who is a former Chairman of the SEC and who was appointed our Corporate Monitor by the U.S. District Court for the Southern District of New York in July 2002. Mr. Breeden has served as Corporate Monitor throughout WorldCom’s SEC and bankruptcy proceedings and continues to act in such capacity. Also, pursuant to the Plan, a payment of $500 million in cash has been made and a transfer of 10 million shares of new MCI stock has been issued, in each case, to satisfy the terms of the settlement with the SEC regarding a civil penalty.

Special Committee Investigation. On the date of filing petitions for relief under the United States Bankruptcy Code, a Special Committee of WorldCom’s Board of Directors was established to investigate WorldCom’s accounting practices and any other matters the Special Committee deemed appropriate to consider. The committee was comprised of three then newly elected directors and the Corporate Monitor, and, with the assistance of special legal counsel and accounting advisors, issued its Report of Investigation dated as of March 31, 2003.

Other Accounting-Related Investigations. WorldCom’s past accounting practices are also under investigation by the U.S. Attorney’s Office for the Southern District of New York (the “U.S. Attorney’s Office”) and the Examiner appointed by the Bankruptcy Court, Richard Thornburgh, former Attorney General of the United States. The Examiner has issued three reports regarding, among other things, corporate governance matters and past accounting practices. In addition, following WorldCom’s June 25, 2002 announcement of accounting irregularities, investigations were initiated by various governmental agencies, including several state agencies, and the U.S. Congress.

Call-Routing Investigations. The U.S. Attorney’s Office is also investigating the Company’s practices related to the routing of voice and data traffic that originates or terminates on the networks of local exchange companies. In addition, the Enforcement Bureau of the Federal Communication Commission (the “FCC”) is reviewing the Company’s call routing practices. We are cooperating fully with the U.S. Attorney’s Office and the FCC, and have conducted an internal review of our practices. Based on our preliminary findings, we believe that our current practices in originating and terminating calls comply with all legal and regulatory requirements.

Oklahoma Proceedings. In August 2003, the Attorney General of Oklahoma filed a criminal action against WorldCom and six former WorldCom executives alleging violations of Oklahoma securities laws. WorldCom entered a not guilty plea to the charges against it. On March 12, 2004, the Attorney General and WorldCom entered into an agreement under which the criminal action against the Company was dismissed.

Lifting of Proposed GSA Debarment. On July 31, 2003, the U.S. General Services Administration (the “GSA”) issued a Notice of Proposed Debarment, which at the time excluded us from new federal programs but did not affect our existing contracts with federal government customers. After we addressed the GSA’s concerns about our internal controls and ethics program, the GSA lifted the proposed debarment on January 7, 2004, and we are again eligible to receive new federal government business and contract extensions.

Changes to Management and Board of Directors. Since January 2002, the Company has made extensive changes in the composition of its senior management and its Board of Directors. On April 29, 2002, Bernard Ebbers resigned as President and Chief Executive Officer of WorldCom. In addition, the Company subsequently terminated or accepted the resignations of various financial and accounting personnel involved in the preparation of the financial statements referred to above, including WorldCom’s then chief financial officer and corporate controller.

On December 16, 2002, Michael D. Capellas joined the Company as its Chairman and Chief Executive Officer. The Company has also appointed a new Chief Financial Officer, a new General Counsel, a Chief Ethics Officer, a new Treasurer, a new Corporate Controller, a new head of Human Resources, and a new Chief of Staff. In addition, the Company has accepted the resignations of all members of its Board of Directors who served at the time WorldCom filed for bankruptcy. In the summer of 2002, the Company appointed three new directors. The Company also appointed seven additional individuals to be new members of its Board of Directors. Five of these individuals accepted their appointments which became effective on the Emergence Date.

For additional information on the above matters, see “Item 3—Legal Proceedings” and “Item 10—Directors, Executive Officers and Key Employees of the Registrant” below.

Company Background

Since its inception, WorldCom grew significantly as a result of numerous acquisitions. On September 14, 1998, WorldCom acquired MCI Communications Corporation, one of the world’s largest providers of telecommunications services. On October 1, 1999, WorldCom acquired SkyTel Communications, Inc. (“SkyTel”), a leading provider of messaging services in the United States. On July 1, 2001, WorldCom acquired Intermedia Communications Inc. (“Intermedia”), a provider of voice and data services, and, as a result, a controlling interest in Digex, Incorporated (“Digex”), a provider of managed web and application hosting services. On November 17, 2003, WorldCom acquired the remaining equity interests in Digex.

Business Segments

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

We also own approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. (“Embratel”), which is a Brazilian voice and data communications company that is operated by its own management and employees. Because we own a controlling interest in Embratel, we consolidate Embratel in our consolidated financial statements. On March 15, 2004, we announced that we had entered into a definitive agreement to sell our ownership interest in Embratel to Telefonos de Mexico (“Telmex”) for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million. The completion of the sale of our ownership stake in Embratel is subject to applicable regulatory, antitrust and securities agencies.

In March of 2004, we announced our plans to realign our business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. We expect to begin reporting according to this new business segment structure sometime in 2004. Since this reorganization was not effective during the period covered by the financial statements in this Annual Report on Form 10-K, the business descriptions and financial results included herein do not reflect the reorganization. Accordingly, the table below shows the revenues of our business segments for each of the three years in the period ended December 31, 2003. See Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the results of our business segments.

	Year Ended December 31,
	2003	2002	2001
	(In Millions)
Business Markets	$14,125	$17,466	$21,030
Mass Markets	6,375	7,483	8,672
International	3,860	3,637	3,313
Embratel	2,955	3,603	4,593

Total	$27,315	$32,189	$37,608

Strategy

Our strategic objective is to become the industry leader in Internet, data and voice communications. To achieve this objective, we aim to:

•	Provide the highest levels of performance, security and reliability. We offer the fastest speeds available for Internet and data communications, use multiple layers of advanced security for communications on our network and seek to maintain a higher level of network availability than any major competitor. We are integrating multiple access methods, applications and network protocols to provide maximum flexibility for satisfying our customers’ communication needs.

•	Deliver customer value through simplicity and innovation. We are increasing the value of our services through bundling, managed services and customized solutions. We are making it easier to do business with us by simplifying our network architecture and further improving our customer support. We are developing innovative technologies and services using our Internet protocol expertise.

•	Leverage both our global reach and our partners’ capabilities. We own and operate one of the largest global communication networks and are enhancing its capabilities to provide even more effective solutions for our customers. We are working with partners to expand ways that customers can access our networks, solve complex voice and data communication needs and purchase network and application services.

•	Actively lower our operating costs. We are lowering our costs so that we are better positioned to offer our customers superior value in the network facilities and associated services they obtain from us while earning a sufficient return on our network investments. We believe this focus is particularly important because we anticipate continued pressure on market pricing.

•	Position ourselves for the convergence of network communications and computing. We believe that industry trends are leading to a convergence of network communications and computing, and we see opportunities to develop a global computing network through which we would help customers distribute software applications, bill for usage and store and distribute data. Through these opportunities, we expect to broaden our role in the communications, data management, data delivery and information processing activities of our customers.

•	Build public trust. We are striving to restore and build trust through strict adherence to the highest ethical standards in everything we do. Our pursuit of high achievement will be coupled with careful attention to how our achievements are attained.

Industry and Market Overview

We estimate that approximately $1 trillion was spent worldwide in 2003 on telecommunication services, and about 60% of this amount was spent on fixed wireline services including voice, data and Internet communications. The United States accounts for approximately 40% of worldwide spending on fixed wireline services and is the largest individual market.

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

In the U.S. in 2003, we estimate that medium and large-size businesses spent approximately $115 billion on fixed wireline voice, data and Internet services. Our Business Markets customers include such businesses and they are emphasizing the need for increased efficiency and productivity and are willing to outsource greater portions of their communication networks and the management of them. We believe that we should benefit from these developments since a key competitive strength is our sales, service and technical teams, who have extensive knowledge of network engineering and technology in addition to a thorough understanding of the communication needs of our customers. For many of our larger customers, our sales personnel and account representatives have long-standing customer relationships that have enabled the development of mutual understanding and shared experience in successfully solving communications problems.

We estimate that in 2003, U.S. consumer and small business spending on fixed wireline services were almost $80 billion and $50 billion, respectively. Our Mass Markets unit serves customers in both of these market segments. We believe that about one half of U.S. consumer spending in 2003 was on local telephony services, about one fourth on long distance services and the remainder on Internet access and other services. We estimate that half of U.S. small business spending on fixed wireline services in 2003 was on local and long distance services and half on Internet and data services.

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

The Telecommunications Act of 1996 (the “Telecom Act”) has substantially changed the regulatory environment within the voice telephony market by enabling regional telephone companies to provide long distance calling services. As of the end of 2003, all of the regional phone companies have received FCC approval to offer long distance in each of the states in their respective regions. This regulatory change has provided important competitive advantages for regional companies operating as incumbent local exchange carriers due to their historic monopolistic control over local markets and their ability to bundle local and long distance service as well as high speed Internet access services.

While the regional telephone companies have benefited from gaining access to the long distance market, the Telecom Act also created expanded opportunities for us and other companies to compete in the markets for local service. The Telecom Act established a framework that enables non-incumbent companies to purchase certain network capabilities from incumbent local exchange carriers. As a result, we and other companies have become competitive local exchange carriers and are providing local voice service in numerous areas of the United States. By the end of 2003, the competitive local exchange carriers had less than a 15% share of the market for local telephony services but were seeking to grow their presence in the local markets. However, the ongoing ability of competitive local exchange carriers to compete in these markets will depend upon the continuation of fair regulatory rules and economical prices for the purchase of network capabilities from the incumbent local exchange carriers.

In the international markets, we estimate that business customers spent approximately $190 billion in 2003 on fixed wireline data, Internet and voice communication services. While many international markets are growing more rapidly than the U.S. market, the structure and competitive conditions of the telecommunications industry varies from country to country. In most countries, we compete with incumbent communications providers that have historically dominated the markets for local, long distance and international service within the country. Some of the incumbents continue to be wholly or partially government-owned and some have special regulatory status along with exclusive rights to provide certain services. In addition to the incumbents within each country, we compete with international carriers like AT&T and Cable & Wireless and, in some countries, with companies that are affiliated with an incumbent in another country, such as Equant, which is an affiliate of France Telecom, and BT Global Services, which is a division of British Telecom. Compared to other non-incumbent companies in the international markets, we differentiate ourselves by having owned or leased network facilities in most of the major markets worldwide.

Business Markets

Our Business Markets unit is one of the world’s leading providers of services to meet the technologically complex data and voice communication needs of large domestic and multinational businesses, medium-size domestic businesses, as well as numerous federal, state, local and foreign government entities. Business Markets also provides wholesale network capacity and switching services to large Internet service providers, leading wireline and wireless telephone companies and cable television companies.

The revenues of our Business Markets unit represented 51.7% of our consolidated revenues in 2003, 54.3% in 2002 and 55.9% in 2001.

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

Access services are built around our global Internet backbone providing connectivity in more than 2,700 cities in over 200 countries. Business Markets enables customers to access the Internet through dedicated broadband lines with speeds ranging from 768 kilobits per second to Gigabit Ethernet (equal to one billion bits per second) and up to OC-48 (2.5 billion bits per second). For customers using dial-up access, Business Markets uses approximately 2.1 million modems located throughout the world. Once connected, the customer’s traffic is routed over our networks to the desired location, whether on our network or elsewhere on the Internet.

Business Markets also provides Internet-based virtual private networks (“VPN”) to customers desiring a high level of security when connecting their operating facilities, data centers, remote sites or mobile users over the public Internet. VPN services include encryption, bandwidth prioritization and centralized continuous monitoring and management. Customers for these services are attracted to the combination of using the low-cost public Internet network with the reliability and security we provide.

For high-volume customers that desire a higher level of security and reliability for their VPN networks, Business Markets provides private Internet protocol (“PIP”) networks. We furnish PIP services using multi-protocol label switching (“MPLS”) to deliver voice, data and video traffic over our IP backbone network. Our use of MPLS also enables customers to continue utilizing their existing non-IP data and voice networks as they transition over time to operating on standard IP protocol.

In addition, Business Markets provides web hosting services that enable customers to outsource portions of their Internet operations so that they can more rapidly and cost-effectively provide online information and business transaction capabilities to their own customers and to employees, suppliers, investors and other interested parties. These services are offered to customers directly by MCI and through our Digex subsidiary and are provided through 169 standard data centers and 27 premium data centers that operate 24 hours a day with enhanced service levels. The web hosting services of Business Markets include technical support and performance management for hardware, operating systems and applications. Other web hosting services include database management, server collocation, storage services, customized web site activity reporting, stress testing, firewall management, virus detection and elimination and other enhanced security services.

Internet services revenues of Business Markets were $2.2 billion (8.1% of our consolidated revenues) in 2003, $3.7 billion (11.5% of our consolidated revenues) in 2002 and $4.0 billion (10.7% of our consolidated revenues) in 2001.

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

For customers with high-volume data transmission requirements or the need for heightened levels of security or availability, Business Markets provides private line services in which a customer contracts for the use of a specific circuit on a dedicated basis. The private line connects directly to our network, thereby reducing originating access costs compared to using “switched” access that is shared among many network users. Business Markets offers dedicated circuits as Metro Private Lines between two points in a single metropolitan area, Domestic Private Lines linking points within the United States and International Private Lines connecting points around the world.

For customers with less demanding data transmission requirements, Business Markets connects the customers to our network using switched access. For these services, Business Markets charges the customer based on the time that its network and switch facilities are utilized.

Data services revenues of Business Markets were $6.1 billion (22.2% of our consolidated revenues) in 2003, $7.6 billion (23.5% of our consolidated revenues) in 2002 and $9.2 billion (24.4% of our consolidated revenues) in 2001.

Voice Communication Services

Through our local, long distance and international voice communication services, the customers of Business Markets can call to anywhere in the United States and to virtually any telephone number around the world. High-volume customers are connected to our global voice network through dedicated access lines, while lower volume customers are connected through switched access provided either by us or an incumbent local exchange carrier. Besides traditional telephone service, Business Markets also offers its customers calling cards, voice messaging, speed dialing and information service access.

In addition, Business Markets offers its customers the following value-added voice communication services:

•	Toll-free service—We provide basic toll-free service and enhanced service with call routing based on the time of day or programmed to balance the use of multiple service centers. We also supply voice recognition capability to enable automated telephone access to databases and other electronic information services.

•	Conferencing—We provide audio and video teleconferencing on both an automated basis and a moderator-assisted basis. In addition, we provide web-based audio and video conferencing hosted over the Internet and operate conferencing centers in the United States, the United Kingdom and Hong Kong.

•	Bundled Voice Services—We offer local, long distance and international calling services bundled with data or Internet services at pricing that is more economical to customers than separate purchases. For example, voice services may be bundled with Internet dial-up or private line access, with firewall or other security services, or with a router and Internet access.

•	Voice over Internet service—As one of our information services, we provide multi-location customers in the United States with local, long distance and international telephone service integrated with the customer’s IP network, lowering the overall cost of a customer’s Internet and telephony communications. Most of these voice-over-IP (“VoIP”) services are marketed under the MCI Advantage product name. In addition, during December 2003, we announced that Time Warner Cable had contracted for us to assist with the provisioning of VoIP services to customers of Time Warner Cable in 13 U.S. metropolitan areas. We currently expect that these services for Time Warner Cable will generate revenues for us commencing in 2004.

Voice services revenues of Business Markets were $5.8 billion (21.4% of our consolidated revenues) in 2003, $6.2 billion (19.3% of our consolidated revenues) in 2002 and $7.8 billion (20.8% of our consolidated revenues) in 2001.

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

For customers that outsource all or portions of their communications operations, MCI Solutions provides a variety of managed network services. These services extend from the operation and maintenance of individual network devices to the complete management of sophisticated global networks. Activities conducted on behalf of our clients include network monitoring and trouble-shooting, on-site repair services and the management of applications such as e-mail and other business programs that are used across a business enterprise or government agency. As of December 2003, we managed over 2,500 customer networks, including approximately 200,000 individual devices located in over 120 countries.

We do not separately account for the revenues of our managed services and solutions business. The revenues for this business are included in the revenues noted above for our Internet, data and voice communication services.

Sales and Marketing

Our Business Markets unit serves its customers through approximately 7,000 sales and support employees. These representatives include highly trained and experienced network engineering, technology and operations experts, some of whom have long-standing relationships with specific customers and whose understanding of customer communication needs is a key aspect of the market strategy of Business Markets.

Business Markets’ sales and support representatives have been organized into two groups, each of which covers different market segments.

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

Retail Account customers generated revenues of $10.3 billion in 2003 (37.7% of our consolidated revenues) and $12.4 billion in 2002 (38.5% of our consolidated revenues).

•	Wholesale Accounts are Internet access providers, other telecommunication carriers and communication service resellers. These customers contract with Business Markets for high capacity bandwidth either to use as part of their own communication networks or to resell on a retail basis to their own customers. During 2003, Wholesale Account customers generated revenues of $3.8 billion (14.0% of our consolidated revenues) and $5.1 billion in 2002 (15.8% of our consolidated revenues).

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

The revenues of our Mass Markets unit represented 23.3% of our consolidated revenues in 2003, 23.2% in 2002 and 23.1% in 2001.

Subscription Services

Mass Markets offers the following subscription services to consumers and small businesses in the United States:

•	Long Distance Voice Communications—Mass Markets offers domestic and international long distance services to customers throughout the contiguous 48 states and in the District of Columbia. Customers of Mass Markets can call anywhere within the United States and to over 200 countries throughout the world.

•	Local Voice Communications—Mass Markets offers local service plus added features such as caller identification, call waiting, call forwarding, three-way calling and voice mail in the contiguous 48 states and the District of Columbia. Mass Markets provides local service primarily through unbundled network elements leased from incumbent local exchange carriers and, to a lesser extent, through MCI’s own switches. A recent court decision may limit our ability to use unbundled network elements (see “Regulation”).

•	High Speed Internet Access—In the second quarter of 2003, Mass Markets began offering high speed Internet access through our own facilities and also through resale arrangements with other providers. In December 2003, such access was offered in 34 states and the District of Columbia.

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

Subscription services revenues of Mass Markets were $5.3 billion (19.4% of our consolidated revenues) in 2003, $6.2 billion (19.1% of our consolidated revenues) in 2002 and $7.1 billion (18.9% of our consolidated revenues) in 2001.

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

Transaction services revenues of Mass Markets were $1.1 billion (3.9% of our consolidated revenues) in 2003, $1.3 billion (4.1% of our consolidated revenues) in 2002 and $1.6 billion (4.2% of our consolidated revenues) in 2001.

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

The largest operations of our International business unit cover Europe, the Middle East and Africa (“EMEA”). Within EMEA, we operate through wholly-owned subsidiaries in Austria, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Israel, Italy, Ireland, the Netherlands, Norway, Poland, Portugal, Spain, South Africa, Sweden, Switzerland and the United Kingdom. In Belgium and Luxembourg, we operate through a joint venture company. Our facilities in EMEA include a pan-European fiber optic high speed network of almost 10,000 miles that links the United Kingdom, France, Germany, Italy, Switzerland, the Netherlands and Belgium. We also operate metro area fiber optic networks in several major European cities, including London, Paris, Frankfurt, Hamburg, Dusseldorf, Amsterdam, Rotterdam, Stockholm, Brussels, Dublin, Geneva, Zurich and Milan, as well as seven data centers within EMEA connected to our network.

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

In Latin America, we operate through wholly-owned subsidiaries in Argentina, Chile, Colombia, Panama, Peru, Puerto Rico and Venezuela. In Brazil, we operate Proceda, a wholly owned outsourcing company, and through Embratel, which we discuss below. In Mexico, we operate through Avantel S.A., in which we own approximately a 45% economic and voting interest. We also operate SkyTel paging operations through joint venture companies in Mexico and Guatemala.

In Canada, we operate through a wholly-owned subsidiary that provides voice, data and Internet services using owned and leased facilities.

The revenues of our International unit represented 14.1% of our consolidated revenues in 2003, 11.3% in 2002 and 8.8% in 2001. For percentage of revenue by region, refer to Note 23 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Sales and Marketing

Our International business unit generally seeks three different types of customers. The first are middle and large-size businesses with the need for voice, data and Internet communications either internationally or within the countries in which they are located. The second are telecommunications carriers that purchase inter-regional and international transport services from us on a wholesale basis. The third are the branch operations of large multinational corporations that may be headquartered in the United States or overseas. Communication services to these multinational corporations are sometimes provided by our International business unit, but they are more typically global account customers of our Business Markets unit.

Embratel

We own approximately a 52% voting interest and a 19% economic interest in Embratel Participações S.A., which had total revenues of $3.0 billion in 2003, $3.6 billion in 2002 and $4.6 billion in 2001. On March 15, 2004, we announced an agreement to sell our ownership interest in Embratel to Telmex for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million. The completion of the sale of our ownership stake in Embratel is subject to consents from applicable regulatory, anti-trust and securities agencies. We plan to maintain a commercial relationship with Embratel after the sale and to continue to utilize Embratel in serving our customers’ communication needs in Brazil.

Embratel’s business consists primarily of providing domestic long-distance, Internet, data and international communications in Brazil to businesses and consumers. Service products include high-speed data transmission, Internet, frame relay, satellite and packet-switched data communication, toll-free service and switched and dedicated long-distance service. As a result of regulatory change in Brazil’s telecommunications industry, Embratel began providing local telephone services to its top corporate customers in Brazil’s major cities in the fourth quarter of 2002 and, in 2003, acquired Vesper Holding S.A. and Vesper Holding São Paulo S.A., as well as their respective subsidiaries, all of which are local telephone companies

Embratel owns the largest long-distance telecommunications network in Latin America, providing both national and international connections to thousands of businesses. The network connects all of the regional fixed-line and cellular operators throughout Brazil. Embratel is the main provider of high-speed data transmission and Internet services in Brazil, utilizing the largest network of broadband fiber optic transmission systems. The domestic long-distance and international transmission facilities extend to all 26 states of Brazil and the Federal District and include fiber optic, digital microwave, satellite and copper wireline networks.

The following table shows Embratel’s operating revenue by service as a percentage of its total net operating revenue. During the year ended December 31, 2003, Embratel adopted the procedure of reporting international long-distance revenues without any deduction for amounts payable to foreign administrators (settlement). Previously, these revenues were reported net of settlement. For 2002 and 2001, the amounts were reclassified for better comparability. Other services include local telephone services, as well as text, telex, sound and image transmission and mobile satellite and maritime communications.

	2003	2002	2001
Domestic long-distance	57.5%	59.1%	58.9%
International long-distance	12.2%	12.6%	14.6%
Data communication	24.9%	24.9%	23.5%
Other services	5.4%	3.4%	3.0%

Total	100.0%	100.0%	100.0%

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

Our long-haul network consists of approximately 100,000 route miles of fiber-optic cable that is capable of transporting traffic at speeds of 10 gigabits (10 billion bits) per second and connects with over 3,400 other networks around the world. Our IP network is one of the world’s largest and fastest, with connectivity to more than 2,700 cities in more than 200 countries across six continents. We also operate global frame relay and ATM data networks.

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

As part of our overall network, we have an extensive metropolitan high-speed data network of over 13,000 route miles serving customers in all major United States and key international cities. We have local-to-global-to-local connectivity to over 100,000 buildings (with over 8,000 buildings directly connected to our network and approximately 92,000 indirectly connected) utilizing over 2,250 data switches. Deployed in business centers throughout the United States, Western Europe, the United Kingdom, Japan, Australia and Singapore, our local networks are constructed using closed-loop self-healing fiber rings.

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

As part of this convergence strategy, we have incorporated advanced call processing Soft Switches into our network that can simultaneously handle both traditional dedicated-circuit voice traffic as well as VoIP traffic. VoIP divides voice communications into digital packets and, instead of using a dedicated circuit, the individual packets seek the most efficient route over multiple transmission lines within IP networks before being reassembled at the destination point.

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

Employees

As of December 31, 2003, we employed approximately 56,600 full and part-time employees, not including Embratel’s approximately 12,500 employees. Compared to other companies in the telecommunications industry, we have few employees who are represented by labor unions. As of December 31, 2003, and excluding Embratel, we had 349 union employees, which is equal to less than 1% of our total employees. As of December 31, 2003, approximately 18% of Embratel’s employees were affiliated with state and/or municipal labor unions with which Embratel negotiates labor agreements.

As of December 31, 2003, our Business Markets unit employed approximately 17% of our total employees (not including those of Embratel), Mass Markets employed 33%, International employed 7% and approximately 43% were employed in our network operations, systems engineering and corporate functions. Approximately 86% of our total employees (not including those of Embratel) are located in the United States and 14% are located outside of the United States. Over 99% of Embratel’s employees are located within Brazil.

Regulation

We are subject to varying degrees of federal, state, local, and international regulation. In the United States, our telecommunications subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Generally, our telecommunications subsidiaries must be licensed separately by the public utility commission (“PUC”) in each state to offer local exchange and intrastate long distance services. No PUC, however, subjects us to rate of return regulation. Nor are we currently required to obtain authorization from the FCC for installation or operation of our network facilities used for domestic services, other than licenses for specific multi-channel multipoint distribution services (“MMDS”), wireless communications services, terrestrial microwave, and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of our international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. No assurance can be given that changes in current or future regulations adopted by the FCC, state, or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

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

On February 20, 2003, the FCC announced its decision in the UNE Triennial Review proceeding, and it released the text of the order on August 21, 2003. The new FCC rules took effect on October 2, 2003, though portions were temporarily stayed by a reviewing court. The FCC’s decision maintained many aspects of the prior unbundling rules, and gave state PUCs a major role in determining if and where use of UNE-P and certain other network elements would be permitted. Specifically, although the FCC made nationwide determinations that incumbent LECs must unbundle certain switching, transport and high capacity loops, the FCC also directed state commissions to conduct granular inquiries pursuant to standards established by the FCC in order to determine in which geographic areas there is impairment. The state proceedings were to conclude within nine months of the effective date of the FCC Order, and during the pendency of the state proceedings, UNE-P was to remain available for residential and very small business customers (limited to three lines in zone 1 of the top 50 Metropolitan Statistical Areas). Transport and high capacity loops were also to remain available pending the state proceedings. The FCC order does not require ILECs to provide fiber loops on an unbundled basis to competitive broadband providers. Even before the FCC adopted its most recent order, we did not have meaningful access to ILEC fiber loops to serve broadband customers. The FCC’s decision also phases out the practice of joint use of loops known as “line-sharing,” which is used to provide DSL service over the same line used by the ILEC to provide voice service. Existing line sharing customers are grandfathered. Taken together, these latter aspects of the order will be significantly detrimental to the development of competition in broadband services because they relegate competitors to inferior and/or prohibitively costly facilities for delivering broadband services.

In September 2003, various ILECs filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit seeking to have the court vacate the UNE-P rules. On September 9, the Company filed its own Petition for Review to review other portions of the FCC’s order and rules. Other CLECs and several state public utility commissions likewise filed Petitions for Review of the FCC’s order. All Petitions for Review of the FCC’s Triennial order (of which there are over 30) were consolidated and transferred to the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”).

On March 2, 2004, the D.C. Circuit issued a decision that will, upon issuance of the Court’s mandate vacate and remand many of the portions of the FCC’s Triennial Review Order that the ILECs had challenged, including the unbundling of switching, which is a critical component of UNE-P. The Court’s decision also affirmed the portions of the FCC’s Order that had not required incumbents to lease unbundled elements for the provision of broadband services. The decision, if left intact, may result in the incumbent local exchange carriers asserting that the Company has no legal authority to use UNE-P to serve local customers. Currently, the Company uses UNE-P to serve Mass Markets “The Neighborhood” customers, many of whom also use our long distance service through bundled packages. Though the Company could seek to resell services provided by incumbent local exchange carriers or find other alternative means to provide service, the cost of such services would be substantially higher than our current cost of services. As a result, the D.C. Circuit’s decision, if not reversed, would have a material adverse effect on our Mass Markets segment’s ability to provide services on a competitive basis and sustain and grow its business. Shortly after the D.C. Circuit’s decision, three of the five FCC Commissioners publicly announced their intent to seek certiorari from the Supreme Court and a stay pending certiorari, and the Company also intends to file a petition for certiorari in the United States Supreme Court and to seek a stay pending certiorari. We can provide no assurances that such petitions will be granted. On March 31, 2004, all five FCC Commissioners urged all parties to attempt to negotiate a commercial alternative to UNE-P. To date, MCI has tried in good faith but has not reached a negotiated alternative with the incumbent carriers. To give all parties more time to negotiate, the five FCC Commissioners sought from the D.C. Circuit an extension of the stay of that Court’s mandate. On April 13, 2004, the D.C. Circuit granted that extension through June 15, 2004, and the FCC’s rules remain in effect at least through that date. The United States may seek from the U.S. Supreme Court a comparable extension of time within which any party may file a petition for certiorari.

Pursuant to the FCC’s Triennial Review Order, the state PUCs had commenced “impairment” proceedings. In these proceedings, the states have been determining whether to uphold the FCC’s finding that MCI and other CLECs would be impaired in their ability to compete in local telecommunications markets without unbundled access to local switching (and certain other network elements). After the D.C. Circuit Court’s decision, some state proceedings have been suspended. If the D.C. Circuit’s decision is reversed, these determinations would continue to be made on a state-by-state basis and a finding that we are not impaired without access to the local switching UNE may cause us to change the method of providing local telephone service to our customers in certain areas of the country.

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

“Do Not Call” Registries. The Telephone Consumer Protection Act of 1991 authorized the FCC to create a national database of residential telephone numbers to which, with limited exceptions, companies would be prohibited from placing telemarketing calls. In 1992, the FCC declined to establish such a database, instead requiring carriers to create their own “Do Not Call” lists. In September 2002, the FCC initiated a rulemaking proceeding to revisit its previous decision. In December 2002, the Federal Trade Commission (the “FTC”) issued rules establishing a national Do Not Call registry. On July 3, 2003, the FCC also issued rules establishing a national Do Not Call registry. As of December 2003, over 54 million telephone numbers had been registered with the Do Not Call registry. Numerous states have enacted similar legislation requiring their state agencies to create such registries on a state-wide level. Because telemarketing has been our primary consumer sales acquisition tool, to the extent that the FCC’s adoption of such a registry affects the number of households to which we can place telemarketing calls, our sales will be affected.

License Transfer Request. WorldCom, as debtor-in-possession, filed a request with the FCC in mid-June 2003 for consent for authority to transfer and/or assign its FCC licenses and authorizations to MCI on the Emergence Date. Two petitions in opposition to the request were filed by the August 8, 2003, deadline and WorldCom filed its response to those petitions on August 18, 2003. The FCC approved WorldCom’s applications for transfer and/or assignment on December 19, 2003. The Office of Communication of the United Church of Christ and individual Margaret F. Snyder have filed appeals of the FCC’s approval, and those appeals have been consolidated and are pending before the U.S. Court of Appeals for the D.C. Circuit.

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

Voice over IP. The FCC has opened a proceeding on the regulatory framework that will apply to various VoIP services and will address the extent to which switched access charges will apply to VoIP traffic. The outcome that the FCC reaches on these issues could have a material impact on MCI’s business. Additionally, several state PUCs have opened similar proceedings, including whether state PUCs have jurisdiction to exercise authority over VOIP providers or services.

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

Overseas Fixed-to-Mobile Termination Rates. An increasing percentage of our U.S.-originated international voice calls terminate to mobile phones overseas. In March 2004, the FCC committed to launch an inquiry later this year into the high rates U.S. carriers must pay to terminate international calls to mobile phones overseas. In addition, our overseas affiliates in a number of countries in Europe and in Asia originate voice calls, and a large proportion of these calls also terminate to mobile phones overseas. In both cases, we ultimately rely on a mobile operator, to whom we directly or indirectly pay mobile termination fees, to connect call to the mobile operator’s customer.

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

Data Protection Regulation. Many countries in which we operate maintain laws and regulations governing the disclosure and transfer of data about the Company’s customers and employees. As a global company, we must comply with these laws and regulations when transferring or storing such data. We cannot guarantee that one or more foreign countries will not amend their data protection rules in a way that adversely impacts our ability to transfer data between our international operations in order to provision services efficiently to our global customers.

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

Risks Relating To Recent Developments

Continuing negative publicity

As a result of the financial fraud committed by some of WorldCom’s former officers and employees and the resulting bankruptcy reorganization, the Company has been the subject of continuing scrutiny and negative publicity focused on these subjects. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could affect our financial performance or financial condition.

Continued scrutiny resulting from ongoing government investigations

Due in large part to the financial fraud committed by some of WorldCom’s former officers and employees and the resulting bankruptcy reorganization, the Company is the subject of various investigations by the SEC, the FCC, the U.S. Attorney’s Office and other governmental entities into the Company’s accounting and related controls, call routing practices and other matters. The Company’s senior management team and Board of Directors have been required to devote significant time in the resolution process for these investigations and related matters. We continue to engage in dialog with these government agencies in order to reach reasonable conclusion to these investigations, but we cannot predict what the specific resolution for each of these investigations may be. In addition to penalties that have been announced to date, it is possible that we will be required to pay other material fines, consent to additional injunctions on future conduct, conduct business with government agencies under restrictive terms or lose our ability to conduct such business or suffer other penalties, each of which could have a material adverse effect on our business, financial condition and liquidity.

Identified weaknesses in our internal controls and corporate governance structures

On June 3, 2003, KPMG issued a letter identifying a substantial number of material weaknesses in WorldCom’s internal controls. In addition, reports finding numerous problems in WorldCom’s prior processes for corporate governance and internal controls have been released by the Special Committee of WorldCom’s Board of Directors, which conducted an independent investigation with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as their accounting advisors; Richard Thornburgh, the Examiner appointed by the Bankruptcy Court and a former Attorney General of the United States; and Richard C. Breeden, the Corporate Monitor appointed by the District Court and a former Chairman of the SEC. The Company is committed to addressing these deficiencies and has completed the action plans relating to all of the material weaknesses in internal controls set forth in the June 3, 2003, letter, subject to ongoing training and monitoring by management, and validation testing by internal audit. However, if we are unsuccessful in our focused effort to permanently and effectively remedy the weaknesses in internal controls and to establish and maintain effective corporate governance practices, then this could adversely affect our ability to report our financial condition and results of operations accurately and in a timely manner and our ability to earn and retain the trust of our customers, suppliers and security holders. For more information, see “Item 9A—Controls and Procedures.”

Pending litigation

The Company is party to significant litigation, which is described in more detail in “Item 3—Legal Proceedings.” If any of these proceedings is decided against us, we could be subject to substantial damages or other penalties. These penalties and other effects of litigation could have a material adverse effect on our operating licenses, liquidity and financial condition.

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

Covenants in our debt instruments

The indentures relating to the senior unsecured notes that were issued on the Emergence Date imposes restrictions on our operations and on financial transactions that we may wish to pursue. These restrictions will affect, and in many respects limit or prohibit, among other things, our and our subsidiaries’ ability to incur additional indebtedness; make investments; sell assets; declare or pay dividends or other distributions to shareholders; and repurchase equity interests. We also currently expect to enter into a credit facility during 2004 that is likely to include covenants similar to those discussed above, as well as other and more restrictive covenants, including financial ratios. The restrictions contained in the terms of each of these debt instruments, as well as the terms of other indebtedness we may incur from time to time, could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. These restrictions could also adversely affect our ability to finance our operations or other capital needs, or to engage in other business activities that would be in our interest.

Unforeseen events

Since our bankruptcy filing in 2002, we have significantly increased our liquidity position. On December 31, 2003, our cash and cash equivalents (excluding the cash and cash equivalents of Embratel) were $5.6 billion. On the Emergence Date, we issued approximately $5.7 billion principal amount in senior unsecured notes and our Plan includes the payment of approximately $2.6 billion in cash to settle certain creditors claims. Since the Plan confirmation date, some claims have been reduced and some claims have been paid prior to emergence. As of the Emergence Date, we believe approximately $2 billion remained to be paid. To meet these obligations, we plan to rely on cash from operations and, if necessary, our cash balances and external sources of funds. If our cash flow from operations is not at the level that we anticipate, if our cash balances are depleted, or if we are unable to secure external sources of funds, there can be no assurance that we will be able to meet our future liquidity needs.

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

In addition to the regulation of our business by the FCC, the FTC has recently introduced “Do Not Call” registries that permit consumers to request that they not be contacted by telemarketers. In addition, numerous states have enacted similar legislation requiring their state agencies to create such registries on a state-wide level. Such registries are the subject of litigation but could have a material adverse effect on telemarketing, which is one of our principal sales and marketing initiatives.

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

Our international operations are conducted through a variety of different methods, including wholly-owned subsidiaries, joint ventures and operating agreements with local telecommunications companies. Each of these methods presents risks. For example, certain countries have foreign ownership limitations with respect to companies that provide telecommunications services within their borders. These restrictions obligate us to partner with one or more local companies if we want to participate in the market. As a result, our ability to control or direct the operations of the local entity is limited, either contractually or statutorily, by our obligations to our local partners.

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

Properties used by us as of December 31, 2003, that are significant to our operations are as follows:

Property Location	Type of Property	Owned/ Leased	Square Footage
Ashburn, VA (corporate headquarters)	Office	Owned	1,851,653
Tulsa, OK	Office and Technical	Owned	860,000
Colorado Springs, CO	Office and Technical	Owned	744,142
Hilliard, OH	Office	Owned	428,000
Clinton, MS	Office and Technical	Owned	420,000
Richardson, TX	Office	Owned	408,540
San Antonio, TX	Office	Owned	405,000
Weldon Springs, MO	Office	Owned	368,688
Richardson, TX	Office and Technical	Owned	338,366
Cary, NC	Office and Technical	Owned	257,726
Alpharetta, GA	Office	Owned	243,740
Omaha, NE	Office and Technical	Owned	200,000
Reading, UK	Office	Leased	369,000
Rye Brook, NY	Office	Leased	180,000
Sydney, AU	Office	Leased	121,079
Hong Kong	Office	Leased	27,557

We also own or lease other office facilities for sales, maintenance and administrative operations in the markets in which we operate. We had approximately 20 owned and 300 leased facilities as of January 31, 2004 including approximately 110 leased properties in international markets. The leases generally have terms ranging from one to five years, not including extensions related to the exercise of renewal options.

In addition, we also own or lease other facilities which primarily support our telecommunications equipment. We have approximately 300 owned and 4,600 leased facilities as of January 31, 2004, including approximately 14 owned and 1,050 leased properties in international markets. The majority of these leases have terms generally ranging from month-to-month to 25 years. These property leases tend to have renewal options ranging from one to five years.

During 2003, we disposed of some significant facilities which were in excess of 100,000 square feet. These larger disposals include the sale of four owned properties totaling approximately 800,000 square feet and the elimination of eight leased facilities totaling approximately 2,000,000 square feet. None of these facilities are included in the table above.

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

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Filings

On July 21, 2002, (the “Petition Date”), WorldCom and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On November 8, 2002, WorldCom filed additional chapter 11 petitions for 43 of its subsidiaries (collectively with the Initial Filers, the “Debtors”), most of which were effectively inactive and none of which had significant debt. Throughout the bankruptcy proceedings, the Debtors continued to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. By orders dated July 22, 2002 and November 12, 2002, the Debtors’ chapter 11 cases were declared to be jointly administered. In addition, pursuant to section 362 of the Bankruptcy Code, most of the litigation against the Debtors was stayed.

By order dated October 31, 2003, after due notice and a hearing, the Bankruptcy Court confirmed the Debtors’ Modified Second Amended Joint Plan of Reorganization dated October 21, 2003 (the “Plan”). The confirmation order determined that the Plan complied with the applicable requirements of the Bankruptcy Code.

On February 24, 2004, on a motion made by the Debtors, the Bankruptcy Court extended the period of time for Debtors to consummate the Plan to April 30, 2004.

On April 20, 2004 (the “Emergence Date”), pursuant to the Plan and as part of its emergence from bankruptcy protection, WorldCom merged with and into MCI whereby the separate existence of WorldCom ceased and MCI is the surviving company.

Restatements of Previously Issued Financial Statements

On June 25, 2002, WorldCom announced that as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from line cost expenses (now referred to as access cost expenses) to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. WorldCom promptly notified KPMG, and subsequently engaged KPMG to audit its consolidated financial statements for the years ended December 31, 2001 and 2000. WorldCom also notified Andersen, which audited its consolidated financial statements for 2001 and reviewed such interim condensed consolidated financial statements for first quarter 2002, promptly upon discovering these improperly reported amounts. On June 24, 2002, Andersen advised us that in light of the inappropriate transfers of line costs, Andersen’s audit report on its consolidated financial statements for 2001 and Andersen’s review of its interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon.

On August 8, 2002, WorldCom announced that its ongoing internal review of its consolidated financial statements discovered an additional $3.9 billion in improperly reported pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, WorldCom announced that it expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion.

On March 13, 2003, WorldCom announced that it had completed a preliminary review of its goodwill and other intangible assets and property, plant and equipment (“PP&E”) accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of PP&E and other intangible assets, which was subsequently adjusted during WorldCom’s restatement process.

A Special Committee of WorldCom’s Board of Directors conducted an independent investigation of these matters with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as their accounting advisors.

The Special Committee’s report was released publicly on June 9, 2003.

Our Corporate Monitor, Richard C. Breeden, former Chairman of the SEC, has closely overseen the overall process under which WorldCom reviewed its prior accounting practices, the carrying value of its assets and the quality of its internal controls. Mr. Breeden has made reports on such issues to both the SEC and the District Court from July 2002 through the present time.

The Company’s past accounting practices also are under investigation by the U.S. Attorney’s Office. In addition, the Bankruptcy Court appointed Richard Thornburgh, former Attorney General of the United States, as an Examiner to investigate historic accounting matters and corporate governance practices in order to identify potential causes of action against third parties. On November 4, 2002, the Examiner released his first Interim Report regarding the Examiner’s preliminary observations. On June 9, 2003, the Examiner released his second Interim Report regarding, among other things, corporate governance matters and past accounting practices. The Examiner released his third and final report on January 26, 2004, containing a discussion of the potential claims that the Company may have against third parties.

Since January 2002, the Company has terminated or accepted the resignations of various company officers and other financial and accounting personnel, including WorldCom’s former chief financial officer and corporate controller.

In addition, in June 2003, KPMG identified a substantial number of material weaknesses in the Company’s internal controls. For more information, see “Item 9A—Controls and Procedures.”

As a result of the process of reviewing and restating its financial statements, WorldCom was unable to timely file periodic reports with the SEC. On March 12, 2004, WorldCom filed its Annual Report on Form 10-K for the period ended December 31, 2002. Such Annual Report contains audited financial statements for the years ended December 31, 2000, 2001 and 2002 and reflect each of the restatements and adjustments discussed above.

Regulation

We are subject to varying degrees of federal, state, local and international regulation. For more information, see “Item 1—Business—Regulation.”

Litigation

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

SEC Lawsuit and Related Proceedings. On June 26, 2002, the SEC filed a suit against WorldCom and certain members of former management for violations of sections 10(b) and 13(a) of the Exchange Act and SEC Rules 10b-5, 12b-20, 13a-1, and 13a-13, alleging that from at least the first quarter of 2001 through the first quarter of 2002, WorldCom defrauded investors by disguising its true operating performance via improper accounting methods that materially overstated its income. On November 5, 2002, the SEC filed an amended complaint that broadened the scope of the claims, including a claim under section 17(a) of the Securities Act. On May 19, 2003, the SEC filed a second amended complaint that added a claim for disgorgement of unlawful gains obtained as a result of the alleged misstatements.

On November 26, 2002, WorldCom consented to the entry of a permanent injunction (“Permanent Injunction”) that partially resolved the claims brought in this suit. The Permanent Injunction imposes certain ongoing obligations on WorldCom and permits the SEC to seek a civil penalty. On June 11, 2003, WorldCom consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the Permanent Injunction. One of the orders required WorldCom to adopt and implement recommendations to be made in a report by the Corporate Monitor appointed by the U.S. District Court, Richard C. Breeden, former Chairman of the SEC. The Corporate Monitor’s report was released publicly on August 26, 2003. On December 17, 2003, the Court issued an order further modifying its November 26, 2002 order. The December 17, 2003, order directed WorldCom to submit a report relating to the status of certain of its internal controls efforts to the District Court, Corporate Monitor and the SEC; and directed WorldCom to cause Deloitte & Touche LLP (“Deloitte”) which has acted as WorldCom’s consultant with respect to internal controls, to submit a similar report. WorldCom and Deloitte submitted their respective reports on December 24, 2003.

On May 19, 2003, WorldCom announced a proposed settlement with the SEC regarding a civil penalty. Pursuant to the initial proposed settlement, WorldCom would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of its emergence from Chapter 11 protection. On July 2 and 3, 2003, WorldCom filed documents in the U.S. District Court modifying the proposed settlement. Pursuant to the revised proposed settlement, WorldCom would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of its emergence from Chapter 11 protection and by transfer of common stock in the reorganized company having a value of $250 million (based upon the valuation set forth in the Plan). On July 7, 2003, the U.S. District Court issued an order approving the proposed settlement. On September 3, 2003, one of WorldCom’s creditors filed a notice of appeal of this order to the U.S. Court of Appeals for the Second Circuit. On August 6, 2003, the U.S. Bankruptcy Court for the Southern District of New York issued an order approving the proposed settlement. On August 18, 2003, certain creditors filed a notice of appeal of the order to the U.S. District Court. Pursuant to agreements entered into in connection with the Plan, those creditors withdrew their appeals upon the consummation of the Plan. The Company has paid the cash portion of the approved settlement and transferred 10 million shares of Common Stock in satisfaction of its obligations. The District Court’s order provides that the funds paid and common stock transferred in satisfaction of the SEC’s penalty claim will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

Securities Litigation. Beginning on April 30, 2002, various groups of plaintiffs filed in excess of 100 complaints, purportedly on behalf of certain of WorldCom’s shareholders and bondholders or groups or classes thereof, in federal and state courts in approximately 24 states and the District of Columbia. The complaints generally allege that WorldCom, certain former officers and directors of WorldCom and other third party defendants misstated WorldCom’s earnings in its public filings and failed to account properly for goodwill and other intangible assets in connection with numerous acquisitions. In November 2000, class action complaints were filed in Mississippi, New York and the District of Columbia alleging, among other things, that WorldCom’s financial disclosures and statements regarding the integration of MCI Communications Corporation (“MCI Communications”), the success of UUNET, and WorldCom’s expansion were misleading. Additionally, in August 1997, three complaints were filed in the U.S. District Court for the District of Columbia as class actions of purchasers of MCI Communications shares alleging that MCI Communications and some of its officers and directors had failed to disclose material information about MCI Communications, including that MCI Communications was renegotiating the terms of the MCI-British Telecom merger agreement. The April 2002 litigation continues as to the individual defendants and, to the extent that the Company has been named as a defendant, is stayed as to the Company; the November 2000 litigation has been dismissed as to the individual defendants and is stayed as to the Company; and the August 1997 litigation has been stayed as to all parties. Any monetary liability we might have in respect of these cases was discharged on the Emergence Date.

Insurance Coverage Litigation. On January 28, 2003, and February 3, 2003, two of WorldCom’s excess directors and officers (“D&O”) and excess blended liability insurance carriers filed declaratory judgment actions in the United States District Court for the Southern District of New York against certain of WorldCom’s former directors and/or officers. These actions seek to rescind insurance coverage under the excess D&O and excess blended policies (collectively, the “Policies”) each carrier issued to WorldCom in December 2001. The stated grounds to rescind the Policies were that WorldCom made certain material misrepresentations in its applications which were completed in connection with the issuance of the Policies. On January 29, 2003, WorldCom commenced an adversary proceeding (the “Adversary Proceeding”), in the form of declaratory judgment action, against all of its excess directors and officers and excess blended insurance carriers in the United States Bankruptcy Court for the Southern District of New York seeking an affirmative declaration of coverage under the Policies. On February 13, 2003, WorldCom filed a motion in the Adversary Proceeding seeking to enforce the automatic stay with respect to the declaratory judgment actions filed by the carriers. WorldCom’s motion was granted by the Bankruptcy Court on August 1, 2003.

On September 8, 2003, WorldCom filed a motion for partial summary judgment in the Adversary Proceeding. The excess carriers have moved to dismiss the Adversary Proceeding complaint on numerous grounds. All motions were argued on October 21, 2003, and were taken under advisement by the Bankruptcy Court.

ERISA Litigation. On March 18, 2002, one current and one former employee filed suit in federal court in California against WorldCom and two of its former executive officers on behalf of a putative class of participants in the WorldCom 401(k) plan and its predecessor plans, claiming that defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) with respect to the administration of the plans by, among other things, misrepresenting WorldCom’s financial results and by allowing plan participants to continue to invest in WorldCom’s stock as one of their plan options. Following WorldCom’s June 25, 2002 restatement announcement, participants in 401(k) plans for WorldCom and various of its affiliates filed approximately 15 additional putative class action suits against WorldCom and certain of its executive officers in federal courts in New York, Mississippi, Florida, Oklahoma, and the District of Columbia.

On July 10, 2002, certain of WorldCom’s directors submitted to the Judicial Panel on Multidistrict Litigation (the “Panel”) motions to centralize these actions. On October 8, 2002, the Panel issued an order centralizing 39 cases arising under the federal securities laws and ERISA before Judge Denise L. Cote in the United States District Court for the Southern District of New York. On September 18, 2002, Judge Cote entered an order consolidating the ERISA cases pending in the Southern District of New York, and thereafter designated lead plaintiffs for the consolidated cases. The Panel subsequently entered final orders transferring initial and additional cases to Judge Cote for consolidated or coordinated pretrial proceedings.

On December 20, 2002, the lead plaintiffs filed a consolidated complaint alleging that defendants breached their fiduciary duties under ERISA and seeking damages and other relief. The complaint, which was amended January 24, 2003, sought to certify a class of persons who participated in the WorldCom 401(k) plan and certain predecessor plans during the period from at least September 14, 1998, to the present. On January 24, 2003, defendants filed motions to dismiss the amended complaint pursuant to Fed.R.Civ.P. 8(a), 9(b), and 12(b)(6), asserting that the complaint failed to allege that the individual defendants were ERISA fiduciaries of the 401(k) plan and, therefore, cannot be liable for fiduciary breach claims. On June 17, 2003, Judge Cote issued a decision granting the motion to dismiss filed by the former directors and certain employees and denying the motions, in whole or in part, filed by other defendants.

On July 25, 2003, Judge Cote issued an order establishing a schedule for class certification proceedings, initial discovery and the filing of an amended complaint. Lead plaintiffs subsequently filed second and third amended complaints pursuant to Judge Cote’s July 25 order. The third amended complaint charges the defendants with breaching their fiduciary duties under ERISA. Certain individual defendants filed a joint motion to dismiss the third amended complaint on October 13, 2003. Briefing on the motion to dismiss was completed on November 14, 2003. On January 15, 2004, the U.S. Department of Labor filed an amicus brief in opposition to the individual defendants’ motion to dismiss. The individual defendants filed a response to the amicus brief on January 30, 2004.

On September 12, 2003, lead plaintiffs also filed a motion for class certification on their claims. The defendants filed a joint motion opposing class certification on October 31, 2003. The briefing on plaintiff’s motion for class certification has been completed, and the court has taken this matter under advisement.

This litigation continues as to the individual defendants but is stayed as to the Company. The Company believes that any monetary liability we might have in respect of these cases was discharged on the Emergence Date.

Call Routing Investigation. On July 23, 2003, WorldCom received a subpoena from the United States Attorney’s Office for the Southern District of New York asking for information and documents concerning its projects relating to the routing of interstate or intrastate voice or data transmission that originate or terminate on the network of local exchange companies. The U.S. Attorney’s Office is investigating the Company’s practices relating to call routing that allegedly have the purpose of avoiding or reducing our payment of access charges to local exchange companies. We are cooperating fully with the U.S. Attorney’s Office, and have conducted an internal review of practices identified by the subpoena. Based on an internal review, we believe that our current practices in originating and terminating calls comply with all legal and regulatory requirements.

Settlement with AT&T of Virginia Litigation. On September 2, 2003, AT&T filed suit against WorldCom and telecommunications provider Onvoy, Inc. in the U.S. District Court for the Eastern District of Virginia (“Virginia Litigation”) alleging that WorldCom violated the Racketeering Influenced and Corrupt Organizations Act (“RICO”) and committed mail and wire fraud. On September 24, 2003, WorldCom filed a motion with the Bankruptcy Court seeking imposition of contempt sanctions against AT&T on the basis that the AT&T suit violated the automatic stay arising under the Bankruptcy Code.

On February 23, 2004, WorldCom filed a motion requesting approval from the Bankruptcy Court of a settlement agreement that WorldCom entered into with AT&T, the material terms of which were disclosed therein. The Bankruptcy Court approved the Settlement Agreement on March 2, 2004. The out-of-court resolution settles all claims that the two companies have had against each other, both before and after WorldCom filed its voluntary chapter 11 Petition in July 2002, including, the Virginia Litigation.

Investigation of the FCC Into Allegations of Improper Routing of Network Traffic. The Enforcement Bureau of the FCC has also initiated a review of the Company’s call routing practices, and has requested information from the Company regarding any conduct that might involve withholding, substituting, or modifying automatic number identification (“ANI”) or calling party number (“CPN”) information associated with interstate interexchange traffic. We are fully cooperating with the FCC in this matter and are providing the information requested. Based upon an internal review, we believe that our current practices comply with FCC regulations.

Oklahoma Litigation. On August 27, 2003, the Attorney General of Oklahoma filed a criminal action in Oklahoma County District Court against WorldCom and six of its former executives alleging 15 criminal violations of the state’s securities laws. On September 11, 2003, WorldCom entered a not guilty plea to these charges. In November 2003, the Attorney General dismissed the charges against one of WorldCom’s former executives, Mr. Bernard Ebbers. The Attorney General has expressed his intention to refile the charges at a later time. On March 12, 2004, the Attorney General and WorldCom entered into a deferred prosecution agreement under which the criminal action against the Company was dismissed.

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

Other Investigations. In addition, following WorldCom’s June 25, 2002, restatement announcement, various investigations have been initiated by, among others, the U.S. Attorney’s Office, several state agencies, and the U.S. Congress. These investigations are ongoing. We are cooperating fully in those inquiries.

In the normal course of our business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2003. While these matters could affect our operating results when resolved in future periods, based on the information available to us today, we do not believe any monetary liability or financial impact would be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2003, other than matters voted on by holders of our debt securities in the ordinary course of our bankruptcy proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Prior to June 7, 2001, WorldCom’s common stock was quoted on the Nasdaq National Market (“NASDAQ”) under the symbol “WCOM.” On June 7, 2001, WorldCom’s shareholders approved a recapitalization involving the creation of two separately traded tracking stocks: WorldCom group common stock, which was intended to track the separate performance of WorldCom’s data, Internet, international and commercial voice businesses; and MCI group common stock, which was intended to reflect the performance of WorldCom’s consumer, small business, wholesale long distance voice and data, wireless messaging and dial-up Internet access businesses. From WorldCom’s recapitalization on June 7, 2001 through July 29, 2002, the shares of WorldCom group common stock and MCI group common stock were quoted on NASDAQ under the symbols “WCOM” and “MCIT,” respectively.

On July 29, 2002, WorldCom issued a press release announcing that a NASDAQ Listing Qualifications Panel had issued a written decision that, based on WorldCom’s July 21, 2002, bankruptcy filing and the pending restatement of WorldCom’s financial statements, the shares of the WorldCom group common stock and MCI group common stock would be delisted from NASDAQ effective as of the opening of trading on July 30, 2002. As of July 30, 2002, the shares of WorldCom group common stock and MCI group common stock commenced trading in the over-the counter market under the symbols “WCOEQ” and “MCWEQ.”

The following table sets forth the high and low bid quotations per share of WorldCom group common stock and MCI group common stock as reported on the over-the-counter market from July 30, 2002, through December 31, 2003, WorldCom group common stock and MCI group common stock as reported on the NASDAQ for prior periods, and the dividends declared per MCI group common share for the periods indicated, including the dividend declared on March 7, 2002, that was never paid. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Market	WorldCom Group Common Stock		MCI Group Common Stock
		High	Low	High	Low	Dividend Rate
2002
First Quarter	NASDAQ	$15.02	$6.00	$15.00	$5.52	$0.60
Second Quarter	NASDAQ	7.00	0.79	6.29	1.08	—
Third Quarter	OTC	0.30	0.01	0.77	0.08	—
Fourth Quarter	OTC	2.02	0.01	0.61	0.01	—

2003
First Quarter	OTC	$0.19	$0.12	$0.31	$0.10	$—
Second Quarter	OTC	0.14	0.04	0.22	0.10	—
Third Quarter	OTC	0.09	0.03	0.38	0.11	—
Fourth Quarter	OTC	0.07	0.01	0.25	0.02	—

As of December 31, 2003, there were 2,970,796,599 shares of WorldCom group common stock issued and outstanding, net of treasury shares, held by approximately 53,000 shareholders of record, and 118,733,605 shares of MCI group common stock issued and outstanding, net of treasury shares, held by approximately 36,000 shareholders of record.

Pursuant to the Plan, all shares of WorldCom group common stock and MCI group common stock held by existing shareholders were cancelled and rendered null and void on the Emergence Date. As part of WorldCom’s settlement with the SEC, certain holders of WorldCom group common stock and MCI group common stock are eligible to share in the amount we pay to the SEC.

Description of MCI Common Stock

MCI is authorized to issue 3,000,000,000 shares of common stock having a par value of $0.01 (“Common Stock”). Pursuant to the Plan, approximately 296 million shares of Common Stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty claim, approximately 20 million shares are expected to be issued pursuant to the Plan to settle the claims of general unsecured creditors, approximately 11 million shares were reserved for issuance under the new 2003 Management Restricted Stock Plan (of which approximately 8.6 million were issued as of the Emergence Date) and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—MCI, Inc. 2003 Management Restricted Stock Plan.”

We intend to apply for the Common Stock to be quoted on the NASDAQ. However, there can be no assurance that such application will be accepted. A description of the Common Stock was filed with the SEC on Form 8-A on April 20, 2004.

Dividends

On July 11, 2002, WorldCom announced that, in light of the circumstances following its June 25, 2002, announcement to restate its financial statements for the year ended December 31, 2001 and the first quarter of 2002, its Board of Directors determined that it would not pay the dividend of $0.60 per share of MCI group common stock that was scheduled to be paid on July 15, 2002. Consequently, subsequent to April 15, 2002, no dividends were paid on WorldCom’s MCI group common stock. WorldCom has never paid cash dividends on the WorldCom group common stock.

Under our current policy we will not pay a dividend with respect to the new shares of common stock issued when we emerged from bankruptcy. In addition, with regard to our cash balances in excess of $1 billion at the date of our emergence from bankruptcy, we have conducted a review in accordance with our best business judgment required by our Plan and elected to retain such excess cash rather than making a distribution to our shareholders or repurchasing shares of our common stock. From time to time in the future, we expect to review our dividend policy and capitalization structure and, if conditions warrant, may pay common stock dividends, repurchase shares of common stock or otherwise make distributions to our shareholders. In addition, covenants in our indentures will significantly restrict our ability to pay cash dividends on our capital stock. (See “Description of MCI Unsecured Senior Notes” below.)

Description of MCI Unsecured Senior Notes

Pursuant to the Plan, the Company issued approximately $1,983 million principal amount of 5.908% Senior Notes due 2007 (the “2007 Senior Notes”), approximately $1,983 million principal amount of 6.688% Senior Notes due 2009 (the “2009 Senior Notes”) and approximately $1,699 million principal amount of 7.735% Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes”). The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the existing and future domestic restricted subsidiaries of the Company.

Interest Rate. The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature three, five and ten years from the date of issuance, respectively. Interest on the Senior Notes is payable semi-annually in arrears. The initial interest rate on the 2007, 2009, 2014 Senior Notes is 5.908%, 6.688% and 7.735%, respectively. The initial interest rates are subject to reset after we have applied for and received ratings for the

Senior Notes from Moody’s Investors Service and Standard & Poor’s Corporation. The adjustment could result in a change in the interest rates on the Senior Notes ranging from (a) a decrease of 3.0% if the Senior Notes are rated Baa3 or higher by Moody’s and BBB- or higher by Standard & Poor’s to (b) an increase of 3.0% if the Senior Notes are rated lower than B3 by Moody’s and lower than B- by Standard & Poor’s. If the Senior Notes are rated between the levels indicated, the interest rates on the Senior Notes will change to a lesser degree.

Optional Redemption. Commencing on May 1, 2005 with respect to the 2007 Senior Notes, May 1, 2006 with respect to the 2009 Senior Notes and May 1, 2009 with respect to the 2014 Senior Notes, the Company will have the right to redeem some or all of the Senior Notes. The initial call price equals 102.454%, 102.844% and 103.3675% of the principal amount, respectively, plus accrued and unpaid interest. In addition, the call prices for the 2009 Senior Notes and the 2014 Senior Notes thereafter decline ratably. Prior to the call dates applicable to the Senior Notes, the Company may redeem some or all of such Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. At any time prior to May 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes of each series at a price equal to 100% of the principal amount plus a premium equal to the coupon with the net cash proceeds of an equity offering.

Mandatory Redemption. Upon the occurrence of a change of control, the Company will be obligated to make an offer to purchase all of the outstanding Senior Notes at a price equal to 101% of par plus accrued interest. Also, the Company will be required to make an offer to purchase the outstanding Senior Notes at a price equal to 100% of par plus accrued interest with “excess proceeds” of certain asset sales.

Covenants. The Senior Notes are subject to typical affirmative and negative covenants for securities of this type, including covenants that limit the amount of debt the Company may incur and restrict the Company’s ability to make cash distributions, investments in third parties and engage in asset sales or other extraordinary transactions.

Events of Default. The Senior Notes are subject to customary events of default including any failure to make payments of interest (for a period of 30 days) or principal on the Senior Notes, failure to comply with the affirmative and negative covenants, the occurrence of certain events of bankruptcy involving the Company or the acceleration of other outstanding indebtedness of the Company in excess of $100 million.

Indentures. The description and terms of each of the Senior Notes are set forth in the applicable Indenture, in each case dated as of April 20, 2004 (the “Indentures”), by and between the Company and Citibank N.A., as Trustee. The Indentures are filed as exhibits to this Annual Report on Form 10-K and the foregoing description of the Senior Notes is qualified by reference to such exhibits.

Description of Shareholders Rights Plan

On April 20, 2004, the Board of Directors of MCI declared a dividend of one right (“Right”) for each outstanding share of MCI Common Stock to stockholders of record on that date. The Rights become exercisable upon the earlier of: (i) ten days following a public announcement by another person or group that it has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock. Certain qualifying tender offers made to all stockholders will not trigger the Rights. The Rights expire on the date of the 2007 annual meeting, unless earlier redeemed at a price of $.001 per Right. If the Rights become exercisable, they permit the holders to acquire common stock with a market value equal to twice the exercise price or could permit holders to acquire common stock of an acquirer of MCI with a market value equal to twice the exercise price.

Until a Right is exercised, the holder, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The form of Rights Agreement between the Corporation and the Rights Agent, specifying the terms of the Rights, which includes as Exhibit A the form of Summary of Rights to Purchase Shares of Common Stock and as Exhibit B the form of Right Certificate are filed as an exhibit the Company’s current report on Form 8-K filed on April 20, 2004. The foregoing description of the Rights is qualified by reference to such exhibits.

Securities Law Matters Relating to New MCI Securities

Section 1145(a) of the Bankruptcy Code generally exempts from registration under the Securities Act of 1933, as amended (the “Securities Act”), the offer or sale of a debtor’s securities under a chapter 11 plan if such securities are issued in exchange for a claim against, or an equity interest in, such debtor. In reliance upon this exemption, the Common Stock and Senior Notes issued to creditors under the Plan generally are exempt from the registration requirements of the Securities Act. Accordingly, such securities may be resold without registration under the Securities Act or other federal securities laws pursuant to an exemption provided by section 4(1) of the Securities Act, unless the holder is an “underwriter” with respect to such securities, as that term is defined in the Bankruptcy Code. In addition, such securities generally may be resold without registration under state securities laws pursuant to various exemptions provided by the respective laws of the several states. However, recipients of securities issued under our Plan are advised to consult with their own legal advisors as to the availability of any such exemption from registration under state law in any given instance and as to any applicable requirements or conditions of such availability.

Pursuant to the Plan, the Company has entered into a registration rights agreement with certain creditors of WorldCom with respect to the Senior Notes and Common Stock owned by them, including such securities that may be acquired by them under certain circumstances after the Emergence Date. Under this registration rights agreement, the Company is obligated to use its reasonable efforts to effect a “shelf” registration statement in accordance with Rule 415 of the Securities Act within 180 days after the Emergence Date. The registration rights agreement also provides such affiliates with demand and piggyback registration rights and they will receive indemnification, and in some circumstances, expense reimbursement, from the Company in connection with the registration of Senior Notes and Common Stock under the Securities Act. The registration rights agreement is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected historical consolidated financial data presented below as of and for each of the four years in the period ended December 31, 2003 from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for (i) Other Data: “Number of Employees” and (ii) the summarized income statement and cash flow data for the year ended December 31, 2000 and balance sheet data as of December 31, 2001, 2000 and 1999. You should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and the notes to our consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, readers should note the following information regarding the selected historical consolidated financial data presented below.

•	On July 21, 2002, we and substantially all of our direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Our plan of reorganization was confirmed by the Bankruptcy Court on October 31, 2003. Since the Petition Date, our consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The consolidated balance sheet as of December 31, 2002 segregates pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and also from post-petition liabilities. Unless otherwise settled, liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities not subject to compromise are separately classified as current and non-current. Our statement of operations for the years ended December 31, 2003 and 2002 do not include interest expense on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses and provisions for losses resulting from our reorganization under the Bankruptcy Code, and are reported separately as reorganization items in our consolidated statements of operations for the years ended December 31, 2003 and 2002. In addition, cash used for reorganization items is disclosed separately in the consolidated statements of cash flows for the years ended December 31, 2003 and 2002.

•	We have restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in reductions of $17.1 billion and $53.1 billion in previously reported net income for the years ended December 31, 2001 and 2000, respectively, and a net reduction of $0.8 billion to shareholders’ equity at January 1, 2000. The selected historical consolidated financial data presented below includes all such restatements included in the three-year period ended December 31, 2002 as well as selected balance sheet data as of December 31, 1999. In connection with the restatement of the fiscal years ended December 31, 2001 and 2000, we identified certain restatements to our previously reported consolidated financial statements for periods prior to fiscal 2000. All adjustments relating to periods prior to fiscal 2000 have been reflected in the selected historical consolidated financial data presented below as adjustments to retained earnings as of December 31, 1999. Except for selected balance sheet data as of December 31, 1999, financial data for fiscal year 1999 has not been restated or presented in the selected historical consolidated financial data presented below. In light of the substantial time, effort, and expense incurred since June 2002 to complete the restatement of our consolidated financial statements for 2001 and 2000, we have determined that extensive additional efforts would be required to restate our 1999 financial data. In particular, after December 31, 1999 we decommissioned our financial reporting systems that were not Y2K compliant and experienced significant turnover in relevant personnel, greatly decreasing our ability to reconstruct detailed financial data for 1999 and prior periods. Previously published financial information for 1999 should not be relied upon.

•

The selected historical consolidated financial data presented below does not contain historical earnings per share information. We do not believe that this information is relevant in any material respect to users of our financial statements because all existing equity interests issued prior to emergence were eliminated (without a distribution) upon the consummation of our confirmed plan of reorganization. In addition, the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) in July 2001 would require a separate determination of net income or loss generated by the WorldCom group and MCI group in order to present earnings per share information. Primarily as a result of the extensive re-creation of many of our historical financial entries that was required in order to complete our restatement process, many revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group impracticable. In lieu of presenting historical earnings per share information, the selected historical consolidated financial data presented below contains a presentation of pro forma earnings per share for the year ended December 31, 2003, with such information calculated by dividing historical net income attributable to common shareholders by the number of shares of new common stock to be issued pursuant to our Plan. We believe that this pro forma presentation provides users of our consolidated financial statements with information that is of greater relevance than historical earnings per share information.

•	In June 2003, we decided and received bankruptcy approval to dispose of our multi-channel multipoint distribution services (“MMDS”) business. MMDS included network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service. As a result, we reclassified to discontinued operations under Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” revenue of $13 million, $60 million and $93 million for the years ended December 31, 2002, 2001, and 2000, respectively and increased our loss from discontinued operations in the consolidated statements of operations from MMDS by $55 million, $1.2 billion and $130 million for the years ended December 31, 2002, 2001, and 2000, respectively.

•	Included in our net loss for 2002, 2001 and 2000 are property, plant and equipment and goodwill and other intangible asset impairment charges of $5.0 billion, $12.8 billion and $47.2 billion, respectively. These charges were recorded as a result of experiencing continued significant decreases in projected revenue and operating profit and significant weakness in the business climate over this three-year period. We performed impairment analyses and calculated the fair value of our long-lived assets with the assistance of an independent third party valuation specialist using a combination of discounted cash flows and market valuation models based on competitors’ multiples of revenue, gross profit and other financial ratios. These impairment charges are shown separately as a component of operating loss within the consolidated statements of operations, excluding a $1.2 billion and $249 million impairment charge for MMDS and our wireless business, respectively, in 2001 which are included in discontinued operations.

•	On July 1, 2001, we acquired Intermedia for approximately $3.9 billion, including the assumption of approximately $2.0 billion of Intermedia’s long-term debt, pursuant to a merger transaction in which Intermedia became one of our subsidiaries. The results of Intermedia’s operations have been included in our consolidated statements of operations from the acquisition date. As part of the acquisition, we recorded $4.2 billion in goodwill, which we subsequently determined was impaired. Accordingly, as part of our impairment analysis and included in the amounts discussed above, we reduced the carrying value of goodwill associated with the Intermedia acquisition to zero. Included in the 2001 goodwill impairment charge was $1.5 billion related to our majority interest in Digex, acquired as part of our acquisition of Intermedia.

We adopted fresh-start reporting under the provisions of SOP 90-7 as of December 31, 2003. Upon adoption, our reorganization value was $14.5 billion and was allocated to our assets and liabilities. Our assets were stated at fair value in accordance with SFAS No. 141, “Business Combinations,” and liabilities were recorded at the present value of amounts estimated to be paid. In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan. The adoption of fresh-start reporting had a material effect on our consolidated financial statements. As a result, our consolidated balance sheet as of December 31, 2003 included in this Annual Report on Form 10-K and our consolidated financial statements published for periods following December 31, 2003 will not be comparable with those published before such date. As such, the historical results presented below may not be indicative of future results.

	Predecessor Company
	At or for the Year Ended December 31,
	2003	2002	2001	2000
	(Dollars in Millions, except per share amount)
Statement of Operations Data(1) :
Revenues	$27,315	$32,189	$37,608	$39,251
Access costs	13,040	14,651	16,013	16,889
Cost of services and products	3,498	4,309	5,314	5,041
Selling, general and administrative	7,222	9,142	10,602	10,266
Depreciation and amortization	2,647	3,291	4,770	8,400
Unclassified, net	—	(35)	(383)	426
Property, plant and equipment impairment charges	—	4,599	5,729	14,057
Goodwill and other intangible impairment charges	—	400	5,698	33,123
Operating income (loss)	908	(4,168)	(10,135)	(48,949)
Reorganization items, net	22,083 (4)	(802)	—	—
Income (loss) from continuing operations	22,444	(8,996)	(12,969)	(48,233)
Net loss from discontinued operations	(18)	(145)	(2,629)	(577)
Net income (loss) attributable to common shareholders	22,211	(9,192)	(15,616)	(48,909)

Unaudited pro forma earnings per share(2)	$68.13

Statement of Cash Flows Data:
Net cash provided by operating activities	3,962	465	2,845	4,227
Net cash used in investing activities	(639)	(767)	(6,122)	(11,163)
Net cash (used in) provided by financing activities	(24)	1,942	4,217	6,682

Other Data:
Number of employees(3)	56,600	62,700	87,800	97,600
Cash paid for dividends on MCI group common stock	—	142	71	—

	Successor Company	Predecessor Company
	As of December 31,
	2003(5)	2002	2001	2000	1999
	(In Millions)
Balance Sheet Data:
Cash and cash equivalents	$6,178	$2,820	$1,290	$382	$655
Property, plant and equipment, net	11,758	14,190	21,486	24,477	31,966
Total assets	27,367	26,762	33,706	44,188	85,280
Long-term debt, excluding current portion	7,117	1,046	29,310	17,184	13,460
Other long-term liabilities	714	468	511	2,662	2,459
Liabilities subject to compromise(6)	—	37,154	—	—	—
Minority interests and preferred stock subject to compromise	—	1,904	—	—	—
Mandatorily redeemable preferred securities	—	—	1,855	752	942
Shareholders’ equity (deficit)	8,472	(22,295)	(12,941)	1,792	50,455

(1)	Reflects the reclassification of our MMDS business to discontinued operations in all periods prior to and including 2002.
(2)	Calculated by dividing our net income attributable to common shareholders by the 326 million common shares of new MCI common stock to be issued pursuant to our Plan.
(3)	Excludes Embratel employees as identified in “Item 1—Business—Employees.”
(4)	Amount includes the $22.3 billion reorganization gain as a result of the effects of our Plan. Refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the components of the gain.
(5)	The consolidated balance sheet as of December 31, 2003 gives effect to the application of fresh-start reporting. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the adjustments recorded upon adoption.
(6)	Refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the components of liabilities subject to compromise.

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

Since April 2003, we have conducted our business primarily using the brand name “MCI.” We have operated primarily through three business units, each of which focuses on the communication needs of customers in specific market segments:

•	Business Markets serves large domestic and multinational businesses, medium size domestic businesses, government agencies and other communication carriers;

•	Mass Markets serves residential and small size business customers; and

•	International serves businesses, government entities and communication carriers outside the United States.

We also own approximately a 19% economic interest and a 52% voting interest in Embratel, which is a Brazilian voice and data communications company that is operated by its own management and employees. Because we own a controlling interest in Embratel, we consolidate Embratel in our consolidated financial statements and it is a separate business segment in our segment results (see Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). On March 15, 2004, we announced that we entered into a definitive agreement to sell our ownership interest in Embratel to Telmex for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million. Completion of the sale is subject to approval by applicable regulatory, anti-trust and securities authorities.

Since our inception, we have grown significantly as a result of numerous acquisitions. On September 14, 1998, we acquired MCI Communications Corporation, one of the world’s largest providers of telecommunications services. On October 1, 1999, we acquired SkyTel, a leading provider of messaging services in the United States. On July 1, 2001, we acquired Intermedia, a provider of voice and data services, and, as a result, a controlling interest in Digex, a provider of managed web and application hosting services. On November 17, 2003, we acquired the remaining shares of Digex’s common stock and, as a result, Digex became a wholly-owned subsidiary.

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

WorldCom’s Plan of Reorganization was confirmed by the Bankruptcy Court on October 31, 2003 and we emerged from bankruptcy and consummated the Plan on April 20, 2004. A summary of the significant provisions of the Plan is set forth below:

•	WorldCom merged with and into MCI whereby the separate existence of WorldCom ceased and MCI is the surviving company;

•	All common and preferred equity shares of the Debtors (and all stock options and warrants) including WorldCom group common stock, MCI group common stock, WorldCom series D, E and F preferred stock, WorldCom Synergies Management Company preferred stock, WorldCom quarterly income preferred securities and Intermedia series B preferred stock were cancelled;

•	All debt securities of the Debtors were settled and cancelled;

•	Unexpired leases and executory contracts of the Debtors were assumed or rejected;

•	MCI issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007, approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009, and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014;

•	Approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares will be issued to settle the SEC civil penalty claim and approximately 20 million shares are expected to be issued to settle the claims of general unsecured creditors;

•	Approximately 11 million shares of new MCI common stock were reserved for issuance under the new management restricted stock plan (of which approximately 8.6 million were issued as of the Emergence Date) and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan;

•	Total payments of approximately $2.6 billion in cash were estimated in the Plan to be paid to settle certain claims against the Debtors, including the SEC civil penalty claim referred to below; and

•	An SEC civil penalty claim was settled by the payment of $500 million in cash and the transfer of 10 million shares of new MCI common stock having a value of $250 million (based upon the valuation set forth in the Plan). The funds paid and common stock to be transferred will be made pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

The following summarizes the Plan’s classification and treatment of claims and equity interests:

•	Claims having an estimated recovery of 100%: Administrative expenses and other priority claims, secured tax claims, and other secured claims are to be paid in cash. In addition, obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by the Company will be paid in full when due.

•	Claims and interest having an estimated recovery of less than 100%: Convenience claims, bank settlement claims, WorldCom senior debt claims, WorldCom general unsecured claims, MCI Communications, Inc. (“MCIC”) pre-merger claims, MCIC senior debt claims, MCIC subordinated debt claims, Intermedia senior debt claims, Intermedia general unsecured claims, Intermedia subordinated debt claims and Intermedia preferred stock, are in each case, to receive either cash, new notes and/or shares of new MCI common stock.

•	Claims having zero recovery: Subordinated claims, WorldCom equity interests and Intermedia common equity interests were cancelled on the Emergence Date.

Restatements and Reclassifications of Previously Issued Consolidated Financial Statements

In June 2002, we announced that, as a result of an internal audit of our capital expenditure accounting, it was determined that certain transfers from line cost expenses (also referred to as access cost expenses) to capital accounts during 2001 and the first quarter of 2002 were not made in accordance with GAAP. We promptly notified Andersen, which had been our external auditor until May 2002, had audited our consolidated financial statements for 2001 and 2000, and had reviewed our interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised us that, in light of the inappropriate capitalization of access costs, Andersen’s audit report on our consolidated financial statements for 2001 and its review of our interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon. We also promptly notified KPMG, which had been retained in May 2002 as our external auditor, and engaged them to audit the consolidated financial statements for the years ended December 31, 2001 and 2000.

Our previous financial management employees, including the previous chief financial officer and corporate controller, as well as many other financial and accounting personnel, were terminated in connection with the discovery and announcement of accounting irregularities discussed above. Virtually all of our present senior management, including our chief executive officer, our chief financial officer and our corporate controller, were not employed by us during the period from January 1, 2000 through the date of our bankruptcy filing and most of the senior accounting personnel that prepared restatements of our consolidated financial statements were not employed by us in their current capacity during such period. During the restatement process, we identified a substantial number of material weaknesses in our internal controls, including poor accounting records. Due to the lack of systematic and reliable internal controls and the lack of access to our prior management and senior personnel, the restatement process required an extensive effort by hundreds of financial and accounting professionals, including external consultants, to locate, verify and/or reconstruct supporting records for financial statement accounts.

We have restated our previously reported consolidated financial statements for the years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in reductions of $17.1 billion and $53.1 billion in previously reported net income for the years ended December 31, 2001 and 2000, respectively, and a net reduction of $0.8 billion to shareholders’ equity at January 1, 2000. As part of the restatement process, the significant issues that we identified were:

•	Impairment charges, which were not previously recorded, and the resulting impacts on depreciation;

•	Improper reduction of access costs;

•	Inappropriate application of purchase accounting; and

•	Errors in long-lived asset depreciable lives.

In conjunction with our restatement and through December 31, 2002 a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items we were unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the consolidated statements of operations for the years ended December 31, 2002 and 2001.

For descriptions of the restatements, see WorldCom’s 2002 Annual Report on Form 10-K filed with the SEC on March 12, 2004. The consolidated financial statements in this Annual Report on Form 10-K include the effects of the restatements.

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

Accounting and Reporting During Reorganization

We operated as debtors-in-possession from July 21, 2002 to the Emergence Date and adopted the provisions of SOP 90-7 upon commencement of our Bankruptcy Court proceedings. Our consolidated financial statements for the periods from July 21, 2002 through December 31, 2002 and from January 1, 2003 through December 31, 2003 have been prepared in accordance with the provisions of SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and they are reported separately as reorganization items in our consolidated statements of operations.

We have adopted fresh-start reporting under the provisions of SOP 90-7 as of December 31, 2003 and, accordingly, our reorganization value has been allocated to our assets. Our assets have been stated at fair value in accordance with SFAS No. 141 and liabilities have been recorded at the present value of amounts estimated to be paid. In addition, our accumulated deficit has been eliminated, and our new debt and equity have been recorded in accordance with distributions pursuant to the Plan. The adoption of fresh-start reporting has had a material effect on our financial statements. As a result, our consolidated balance sheet as of December 31, 2003 included in this Annual Report on Form 10-K and our consolidated financial statements published for periods following December 31, 2003 will not be comparable with those published before such date. See Notes 3 and 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the provisions of SOP 90-7.

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

We recognize revenue when a sales arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable and collectibility is reasonably assured. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of revenues and expenses for the periods presented. Specifically, management makes estimates of future customer credits through the analysis of historical trends and known events. Significant management judgments and estimates must be made and used in connection with establishing the revenue allowances associated with discounts earned on certain customer agreements, billing allowances for pricing changes and customer disputes. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period. Since the revenue allowances are recorded as an offset to revenue, any future increases or decreases in the allowances will positively or negatively impact revenue by the same amount.

Similarly, our management must make estimates regarding the collectibility of our accounts receivable. Management specifically analyzes accounts receivable including historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Increases or decreases in our allowance for doubtful accounts will impact our selling, general and administrative expenses.

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

Valuation and Recoverability of Long-lived Assets

As of December 31, 2003, property, plant and equipment represented $11.8 billion and intangible assets represented $2.1 billion of our $27.4 billion in total assets. Accounting for our long-lived assets requires certain significant estimates regarding their expected useful lives and recoverability.

We record at cost our purchases of property, plant and equipment and other fixed assets and those improvements that extend the useful life or functionality of the underlying assets. We depreciate those assets on a straight-line basis over their estimated useful lives. The estimated useful lives for transmission equipment is four to 30 years, five to nine years for telecommunications equipment, four to 39 years for furniture, fixtures, buildings and other property, plant and equipment, and six years for software. These useful lives are determined based on historical usage with consideration given to technological changes and trends that could impact our network architecture and asset utilization. Accordingly, in making these assessments, we consider the views of internal and outside experts regarding the impact of technological advances and trends on the value and useful lives of our network assets. We periodically reassess the remaining useful lives of our assets and make adjustments as necessary. When such an adjustment is required, we depreciate the remaining book value over the updated remaining useful life. Any decreases in the remaining useful lives of our assets could have a significant effect on our results of operations in the future.

We review our indefinite-lived intangibles for impairment annually or whenever events or circumstances may indicate that the carrying amount may not be recoverable. Property, plant and equipment and other definite-lived intangibles are evaluated for recovery under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” We operate an integrated telecommunications network. All assets comprising this network and related goodwill and other intangible assets and the related cash flows are aggregated for the purpose of the impairment review because this aggregated level is the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets. There are certain standalone operating companies, including Embratel, Digex, SkyTel and other smaller businesses, for which our carrying values of their assets are reviewed separately for impairment because their cash flows are largely independent of the cash flows generated by our integrated network. This review requires us to make significant assumptions and estimates about the extent and timing of future cash flows, remaining useful lives, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models and other financial ratios which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. In addition, we engage independent third party valuation specialists to assist us in our determination of estimated fair values of our assets.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto.

Acquisition Related Assets and Liabilities

Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets and the significant number of business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

Fresh-Start Reporting

In accordance with SOP 90-7, we adopted fresh-start reporting as of December 31, 2003 which had a material effect on our December 31, 2003 consolidated balance sheet. We engaged an independent financial advisor to assist in the determination of our reorganization value as defined in SOP 90-7. In August 2003, we determined the reorganization value, together with the financial advisor. This reorganization value was subsequently reviewed by the creditor’s committee and is the valuation pursuant to the plan. The financial advisor used various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis and (iii) precedent transactions analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Changes in these estimates and assumptions may have had a significant effect on the determination of our reorganization value. The assumptions used in the calculations for the discounted cash flow analysis regarding projected revenue, costs, and cash flows, for the period 2003-2005 were provided by management based on their best estimate as of August 2003. Our estimates implicit in the cash flow analysis included increases in net revenue of 1% per year over the three-year period. In addition, the analysis includes estimated cost reductions, primarily in selling, general and administrative costs through our plans for headcount reductions and other access cost efficiencies. The analysis also includes anticipated levels of reinvestment in our operations through capital expenditures ranging from $1.2 billion to $2.0 billion per year. We did not include in our estimates the potential effects of litigation, either on us or the industry. The foregoing estimates and assumptions are inherently subject to uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Our enterprise value was calculated to be within an approximate range of $10.0 billion to $12.9 billion. We selected the midpoint of the range, $11.4 billion, to be used in our determination of reorganization value. Such value was confirmed by the Bankruptcy Court and the Creditors Committee on the confirmation date. The enterprise value was increased to $14.5 billion, by reflecting increases in cash balances in excess of requirements to fund claims, an increase in working capital, and an increase for certain previously excluded non-core assets expected to be sold of $520 million. The equity value of $8.5 billion represents the reorganization value of $14.5 billion less $6.0 billion of post-emergence debt (including capital leases of $314 million and excluding Embratel’s $1.6 billion of debt).

Fresh-start adjustments reflect the allocation of estimated fair value to our long-lived assets and the present value of estimated liabilities to be paid as calculated with the assistance of an independent third party valuation specialist. Our property, plant and equipment and software were valued based on a combination of the cost or market approach, depending on whether market data was available. Also considered were technical, functional, and economic obsolescence, including estimated network utilization factors inherent in our assets. Key assumptions used in the valuation to determine the fair value of our long-lived assets for the preliminary allocation of fair value include (i) an income tax rate of 38.2%, (ii) a weighted average cost of capital of 13.5% based on a ratio of debt (30%) to equity (70%), and (iii) an obsolescence factor on property plant and equipment ranging from 0% to 60%. Certain indefinite-lived assets were valued using a relief from royalty methodology. Certain intangible assets are subject to sensitive business factors of which only a portion are within our control. These factors could lead to changes in fair value of these intangibles should estimated customer attrition rates vary significantly from actual future results.

These estimates of fair value have been reflected in our consolidated balance sheet as of December 31, 2003. However, as these estimates are finalized, the allocations of fair value could result in additional adjustments to the fair value of assets or present value of estimated liabilities during the allocation period. We continue to obtain information necessary to complete our final valuation. These adjustments could result from additional information related to the assumptions and estimates used in determining the fair value of long-lived assets. Potential allocation adjustments to our assets include estimates used for the fair value of contracts, property plant and equipment, and patents.

On our December 31, 2003 consolidated balance sheet, our reorganization value of $14.5 billion has been allocated to our assets and liabilities. In our 2003 consolidated statement of operations, we have recognized a gain of approximately $22.3 billion resulting from the difference between the amounts distributed to creditors pursuant to our Plan and WorldCom’s carrying value. See “Discussion of Critical Accounting Policies – Accounting and Reporting During Reorganization” above and Notes 3 and 4 to our 2003 consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Although the we will continue to experience reorganization costs through our emergence from bankruptcy for professional fees and other bankruptcy costs, for accounting purposes, we applied fresh-start reporting as of December 31, 2003. All future reorganization expenses and adjustments to reorganization items previously recorded, with the exception of certain income tax items, will be included in the appropriate caption within the consolidated statement of operations.

Results of Operations

Our audited consolidated statements of operations for 2001 through 2003 are presented in accordance with GAAP. Our 2003 and 2002 consolidated financial statements have been prepared in accordance with SOP 90-7, which requires an entity’s statement of operations to portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from our reorganization are reported separately as reorganization items, except those required to be reported as discontinued operations in conformity with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As noted above under “Business Overview,” we have announced a definitive agreement to sell our ownership interest in Embratel. In view of this pending sale, the following table sets forth for the periods indicated our consolidated statements of operations with and without Embratel (in millions):

	2003			2002			2001
	Without Embratel	Embratel(1)	Total	Without Embratel	Embratel(1)	Total	Without Embratel	Embratel(1)	Total
Revenues	$24,360	$2,955	$27,315	$28,586	$3,603	$32,189	$33,015	$4,593	$37,608
Operating expenses:
Access costs	12,008	1,032	13,040	13,327	1,324	14,651	14,324	1,689	16,013
Costs of services and products	2,805	693	3,498	3,496	813	4,309	4,145	1,169	5,314
Selling, general and administrative	6,544	678	7,222	8,197	945	9,142	9,321	1,281	10,602
Depreciation and amortization	2,326	321	2,647	2,918	373	3,291	4,241	529	4,770
Unclassified, net	—	—	—	(35)	—	(35)	(383)	—	(383)
Property, plant and equipment impairment charges	—	—	—	4,599	—	4,599	4,720	1,009	5,729
Goodwill and intangible impairment charges	—	—	—	400	—	400	5,135	563	5,698

Total	23,683	2,724	26,407	32,902	3,455	36,357	41,503	6,240	47,743
Operating income (loss)	677	231	908	(4,316)	148	(4,168)	(8,488)	(1,647)	(10,135)
Other income (expense), net:
Interest expense (contractual interest of $2,425 in 2003 and $2,360 in 2002)	(101)	(89)	(190)	(1,358)	(14)	(1,372)	(2,071)	(28)	(2,099)
Miscellaneous income (expense)	109	109	218	(2,237)	(556)	(2,793)	(707)	(227)	(934)
Reorganization items, net	22,083	—	22,083	(802)	—	(802)	—	—	—

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	22,768	251	23,019	(8,713)	(422)	(9,135)	(11,266)	(1,902)	(13,168)
Income tax expense (benefit)	319	88	407	263	(209)	54	598	(95)	503
Minority interests, net of tax	6	162	168	(24)	(169)	(193)	62	(764)	(702)

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	22,443	1	22,444	(8,952)	(44)	(8,996)	(11,926)	(1,043)	(12,969)
Net loss from discontinued operations	(18)	—	(18)	(145)	—	(145)	(2,629)	—	(2,629)

Income (loss) before cumulative effects of changes in accounting principles	22,425	1	22,426	(9,097)	(44)	(9,141)	(14,555)	(1,043)	(15,598)
Cumulative effects of changes in accounting principles	(215)	—	(215)	(32)	—	(32)	1	—	1

Net income (loss)	22,210	1	22,211	(9,129)	(44)	(9,173)	(14,554)	(1,043)	(15,597)
Distributions on preferred securities (contractual distributions of $31 in 2003 and $35 in 2002)	—	—	—	19	—	19	19	—	19

Net income (loss) attributable to common shareholders	$22,210	$1	$22,211	$(9,148)	$(44)	$(9,192)	$(14,573)	$(1,043)	$(15,616)

(1)	These statements of operations of Embratel differ from the financial statements issued by Embratel due to currency translations from Brazilian Reais to U.S. dollars, unamortized intangibles originating from our initial investment and the subsequent impairment of certain long-lived assets. Embratel’s results are also presented net of any intercompany transactions between Embratel and us.

Also, in view of the pending sale of Embratel, we have presented below a discussion of our results of operations without Embratel. Following this discussion, we separately discuss Embratel’s results of operations.

Results of Operations Without Embratel

Our results of operations have been affected in recent years, and continue to be affected, by adverse industry, including reduced demand for telecommunication services, pricing pressure, increasing competition, rapid technological change and excess network capacity. These difficult industry conditions and regulatory changes have affected all of our operating segments (see “Item 1—Business—Industry and Market Overview”).

Our revenues decreased 26% from $33.0 billion in 2001 to $24.4 billion in 2003, a factor which contributed to our reduced operating margins. Also during this and earlier periods, WorldCom expanded significantly through numerous acquisitions and large capital expenditure programs. This activity contributed to a sharp increase in our outstanding debt which was over $30 billion as of June 30, 2002. In mid-2002, we identified accounting irregularities in our financial statements and material weaknesses in our internal controls, filed for reorganization under the U.S. bankruptcy laws, accepted the resignation of our former chief executive officer and terminated or accepted the resignations of certain financial and accounting personnel, including our former chief financial officer and corporate controller.

Beginning in the second half of 2002, we began making extensive changes in our management and Board of Directors as well as our business processes and operations. These changes include the hiring of a new Chief Executive Officer, a new Chief Financial Officer and a new Corporate Controller (see “Item 10—Directors, Executive Officers and Key Employees of the Registrant”). We have also reviewed our accounting and internal control practices and restated our 2000 and 2001 annual financial statements. These statements have been audited by KPMG, which replaced Andersen as our external auditors in May 2002. In addition, we have restated our quarterly financial statements for the three months ended March 31, 2002. Furthermore, we have implemented numerous changes in our internal controls and corporate governance policies and procedures (see “Item 9A—Controls and Procedures”).

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

The following is a discussion of our results of operations for 2003, 2002 and 2001. For each of our business segments, we discuss revenues. All other items are discussed on a consolidated basis. During 2003, all revenue which was previously included in a Corporate and Other segment was assigned to Business Markets, Mass

Markets and International. Accordingly, the business segment information for 2002 and 2001 included herein reflects these reclassifications and differs from the corresponding information in WorldCom’s 2002 Annual Report on Form 10-K filed with the SEC on March 12, 2004. Furthermore, in March 2004, we announced our plans to realign of our business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with wholesale accounts that have been served by Business Markets. We expect to begin reporting according to this new business segment structure sometime in 2004. Since this realignment was not effective during the periods covered by the financial statements in this Annual Report on Form 10-K, the business descriptions, financial results and discussions of our results of operations do not reflect the realignment.

Revenues

For the years ended December 31, 2003, 2002 and 2001, revenues by business segment were as follows (in millions):

	Year Ended December 31,
	2003		2002		2001
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Business Markets	$14,125	58.0%	$17,466	61.1%	$21,030	63.7%
Mass Markets	6,375	26.2%	7,483	26.2%	8,672	26.3%
International	3,860	15.8%	3,637	12.7%	3,313	10.0%

Total Revenue	$24,360	100.0%	$28,586	100.0%	$33,015	100.0%

Business Markets. During the period 2001 through 2003, the amounts of, and changes in, the product line revenues of Business Markets were as shown in the table below (in millions):

				Year-Over-Year Increase/(Decrease)
	Year Ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Voice services	$5,837	$6,219	$7,810	$(382)	(6.1)	$(1,591)	(20.4)
Data services	6,073	7,560	9,200	(1,487)	(19.7)	(1,640)	(17.8)
Internet services	2,215	3,687	4,020	(1,472)	(39.9)	(333)	(8.3)

Total Business Markets	$14,125	$17,466	$21,030	$(3,341)	(19.1)	$(3,564)	(16.9)

The decrease in voice services revenues during 2003 reflects lower retail and wholesale price levels partially offset by higher wholesale volumes. The expanded presence of regional telephone companies (“RBOCs”) and product substitution have resulted in pricing pressure, adversely affecting both long distance and local voice services revenue.

Data services revenue declined in 2003 primarily due to price decreases as a result of excess capacity in the marketplace and lower volumes due to weak market demand. Market demand reflected sluggish economic conditions, lower wholesale volumes and network reconfigurations by customers to achieve better efficiency, greater diversification of their network providers and lower overall costs. Our data services revenue in 2003 was affected by adjustments in our prices to more competitive levels, especially compared to the prices of new service providers entering the market. In the third quarter of 2002, we also significantly curtailed an equipment sales product line due to its low profitability which resulted in lower data services revenue during 2003 compared to 2002.

Internet services revenue declined in 2003 due to the general migration of customers from dial-up to broadband services, industry competition and pricing pressures negatively impacting both our wholesale and retail Internet services revenue. The expiration on January 1, 2003 of a contract that provided approximately $560 million of wholesale revenue from a major customer during 2002 also contributed to the decrease in Internet services revenue in 2003.

The revenue decreases for all product lines in 2002 compared to 2001 were primarily due to intense competition caused by overcapacity in the industry which resulted in pricing pressure. In addition, Business Markets data and Internet services revenue in 2002 were negatively impacted by lower customer demand due, in part, to network reconfigurations by customers that continued into 2003, as well as decreased revenues in the wholesale market as a result of declining demand from Internet-based emerging businesses and decreased messaging revenues. Revenues from voice services declined primarily due to lower pricing levels, as our volumes remained largely unchanged.

We expect continued pricing pressure in the market, product substitutions and weak customer demand due to general economic conditions to continue to impact our revenues in the Business Markets segment.

Mass Markets. During the period 2001 through 2003, the amounts of, and changes in, the product line revenues of Mass Markets were as shown in the table below (in millions):

				Year-Over-Year Increase/(Decrease)
	Year Ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Subscription services
Long-distance voice services	$3,658	$5,152	$6,517	$(1,494)	(29.0)	$(1,365)	(20.9)
Local voice services	1,627	984	590	643	65.3	394	66.8
Other services	23	21	4	2	9.5	17	425.0

Total subscription services	5,308	6,157	7,111	(849)	(13.8)	(954)	(13.4)
Transaction services	1,067	1,326	1,561	(259)	(19.5)	(235)	(15.1)

Total Mass Markets	$6,375	$7,483	$8,672	$(1,108)	(14.8)	$(1,189)	(13.7)

The decrease in Mass Markets revenue in both 2003 and 2002 was principally the result of lower revenues from subscription services. The reduction in subscription service revenues was primarily the result of continuing long distance volume declines (reflecting a lower number of customers and lower usage per customer) of $911 million during 2003 and $1.2 billion during 2002. In addition, rate declines reduced revenues by $583 million in 2003 and $173 million in 2002. These declines were due to product substitution to wireless phones, e-mail and pre-paid cards, increased competition (including the continued entry of the RBOCs into the long distance market) and customer migration to lower-priced calling plans. These declines in long distance revenues were partially offset by increased local voice service revenue. These increased revenues were due to volume increases, as we added customers while expanding the area in which we offer local service through using unbundled network elements from eight states at the end of 2001, 41 states at the end of 2002 and 48 states plus the District of Columbia at the end of 2003. The volume increases from local voice services were partially offset by decreases in average rates due to the increasing popularity of unlimited calling plans.

Consumer customers of our Mass Markets subscription services are primarily long distance customers although local subscription customers may also be long distance customers. During 2003, the number of long distance customers declined by about 25% while local subscription customers grew by 65%. During 2002, the number of long distance customers declined by about 12% while local subscription customers grew by 72%. These percentage changes exclude commercial customers of Mass Markets.

The decline in Mass Markets revenue also reflects lower revenue from transaction services. In 2003 and 2002, our transaction services revenue decreased largely due to higher priced products accounting for a smaller portion of our service volume and the impact of wireless phone product substitutions on our service volumes. In addition, in 2002, transaction services revenues were negatively impacted by reduced spending on advertising. In 2001, transaction service revenues were also adversely affected by the loss of a pre-paid card contract with a major customer, which we regained in late 2001.

We expect a continuing negative impact on Mass Markets revenue from product substitution, competition and customer migration to lower-priced calling plans and products and “Do Not Call” regulations. We also expect Mass Markets revenues will be affected by our rate of local customer growth slowing. In addition, our local service business will be adversely affected if the March 2, 2004 decision by the D.C. Circuit Court on the Triennial Review order is upheld. See “Item 1—Business—Regulation.”

International. During the period 2001 through 2003, the amounts of, and changes in, the product line revenues of International were as shown in the table below (in millions):

				Year-Over-Year Increase/(Decrease)
	Year Ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Voice services	$2,484	$2,354	$1,847	$130	5.5	$507	27.4
Data services	387	358	549	29	8.1	(191)	(34.8)
Internet services	989	925	917	64	6.9	8	0.9

Total International	$3,860	$3,637	$3,313	$223	6.1	$324	9.8

The change in total International revenue for 2003 was due to decreases in our long distance, data and Internet services revenue being more than offset by the impact of changes in foreign currency exchange rates. The decreases in our long distance, data and Internet services revenue were primarily caused by reductions in rates for these services, partially offset by increases in retail and wholesale volumes. We also focused on improving margins which led to our decision to exit from low margin small customer accounts in selected Asian markets. The loss of a contract with a large wholesale customer in Europe in the second quarter of 2003 also negatively affected our revenues. In addition, our bankruptcy filing negatively impacted the rate of new customer growth for this segment beginning in the latter half of 2002. Changes in foreign currency exchange rates contributed approximately $400 million to the year-over-year improvement in International revenue in 2003 compared to 2002.

During 2002 and 2001, our total International revenue increased as we expanded the capacity and reach of our networks into new markets in Europe and Asia, with the increase in International revenue principally resulting from voice product growth primarily from sales in the EMEA region to other telecommunications carriers. These revenue increases were partially offset by declines in rates and in customer volume as a result of competitive and other pressures similar to those described above for our Business Markets segment. In addition, during 2002, we believe we lost some customers as a result of our bankruptcy filing, particularly in jurisdictions where customers associate bankruptcy proceedings with liquidation. Changes in foreign currency exchange rates contributed $109 million to the year-over-year improvement in International revenues in 2002 compared to 2001.

We expect industry pricing pressure and over capacity in the market to continue to negatively impact International revenue. We also expect that our rate of new customer growth will be impacted by our reduced rate of network expansion.

Operating expenses

For the years ended December 31, 2003, 2002 and 2001, operating expenses were as follows (in millions):

				Year-Over-Year Increase/(Decrease)
	Year Ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Access costs	$12,008	$13,327	$14,324	$(1,319)	(9.9)	$(997)	(7.0)
Costs of products and services	2,805	3,496	4,145	(691)	(19.8)	(649)	(15.7)
Selling, general and administrative	6,544	8,197	9,321	(1,653)	(20.2)	(1,124)	(12.1)
Depreciation and amortization	2,326	2,918	4,241	(592)	(20.3)	(1,323)	(31.2)

Access costs. Access costs include costs incurred for transmission of voice and data traffic over domestic and international networks that we do not own and per-line charges mandated by the Federal Communications Commission (“FCC”). Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenues. Access costs as a percentage of total revenue increased to 49.3% in 2003 from 46.6% in 2002 and 43.4% in 2001. Access costs as a percentage of total revenue increased as price declines led to revenues decreasing at a faster pace than access costs.

The decrease in access costs during 2003 was partially due to our contract renegotiations as a result of our restructuring efforts and contract rejections during our bankruptcy that reduced access costs by $0.6 billion. Access costs were further impacted by an approximately $0.7 billion decrease in access charges associated with our data, Internet and long-distance voice business in the U.S. partially offset by a $0.3 billion increase in access charges associated with our local voice services. Other access cost changes included a $0.2 billion decrease in connection charges for international voice and data traffic originating in the U.S. and lower USF contributions of $0.1 billion. These access cost decreases were partially offset by changes in foreign currency exchange rates.

The decline in access costs during 2002 was principally driven by lower connection volumes, reduced international connection rates and FCC mandated access rate reductions, offset by increased access costs associated with the growth in our local voice service.

We expect our access costs will continue to decline due to ongoing cost containment initiatives. These reductions may be partially offset by increased access costs for our local voice service if the March 2, 2004 decision of the D.C. Circuit Court on the Triennial Review Order is upheld. The impact of FCC mandated and state public utility commission rate changes is not expected to be material.

Cost of services and products. Cost of services and products (“COSP”) includes expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs, including those from equipment sales. As a percentage of revenues, COSP was 11.5%, 12.2% and 12.6% in 2003, 2002 and 2001, respectively.

The decreases in COSP in 2003 are primarily attributable to initiatives to improve efficiency and better align our costs with our revenue levels. These initiatives resulted in decreased facility expenses of $0.1 billion, lower payments to marketing partners for customer awards and benefits of $0.1 billion as a result of lower total revenues, and a $0.3 billion reduction in personnel related costs and other general operating costs. COSP also decreased $0.2 billion due to reduced equipment sales.

The reduction in COSP for 2002 primarily relates to lower personnel costs resulting from initiatives to improve efficiency, reduced payments to marketing partners for customer awards and benefits and reduced expenses associated with a decline in equipment sales.

We expect COSP to continue to decline, primarily as a result of our ongoing cost containment initiatives.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expenses, gains and losses on property, plant and equipment sales, and corporate administrative costs, such as finance, legal and human resources. Some SG&A expenses are incurred directly by our business segments and are shown in Note 23 of our consolidated financial statements. Other SG&A expenses relate to our overall operations and are not allocated to a specific business segment. As a percentage of revenues, SG&A was 26.9%, 28.7% and 28.2% in 2003, 2002 and 2001, respectively.

The reduction in 2003 was primarily due to lower personnel related costs of $0.6 billion reflecting a 3,700 decrease in the number of our employees engaged in sales support and other administrative activities as well as improvement in bad debt expense of $0.7 billion. The improvement in bad debt expense resulted from improved credit management efforts during 2003 and a charge in 2002 to bad debt expense related to the loan to our former chief executive officer Bernard Ebbers. SG&A expenses were also reduced as a result of our restructuring efforts that led to an improvement of $0.1 billion in facility costs, our lower revenue volumes that resulted in a reduction of $0.1 billion in billing expenses and other operational improvements. These reductions in SG&A expenses were partially offset by increased advertising of $0.1 billion to support our Mass Markets segment and increased professional services fees of $0.3 billion related to the engagement of several professional services firms to assist in our financial restatement efforts.

The reduction in 2002 was primarily due to lower personnel related costs caused, in part, by a 15,000 decrease in the number of our employees engaged in sales support and other administrative activities, reduced advertising expenses and other cost containment activities. These decreases were partially offset by an increase in bad debt expense, largely due to a $0.3 billion charge in 2002 related to the loan made to Bernard Ebbers, as well as an increase in other bad debt expenses as a percentage of revenue.

We expect that SG&A expenses will continue to decline due to cost containment initiatives that will include reductions in personnel related costs and reduced professional services fees.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues were 9.5%, 10.2% and 12.8% in 2003, 2002 and 2001, respectively.

The decreases in depreciation and amortization expense of $0.6 billion in 2003 and $1.3 billion in 2002 were principally due to the recognition of long-lived asset impairment charges of $5.0 billion in 2002 and $9.9 billion in 2001. The decrease in 2002 also reflects the impact the cessation of amortization of intangible assets with indefinite useful lives, including goodwill and trade names in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

Depreciation expenses are also affected by the level of our capital expenditures, which were $1.0 billion, $1.7 billion and $6.5 billion for 2003, 2002 and 2001, respectively. Our reduced capital expenditures during these periods reflect reduced requirements for capacity and operating constraints resulting from bankruptcy. We expect that our capital expenditures will increase as we accelerate our investment in new products and services. These increased expenditures will focus on the efficiency, functionality and reliability of our network and other operational improvements.

Unclassified, net. In conjunction with our restatement and through December 31, 2002 a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items we were unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the consolidated statements of operations for the years ended December 31, 2002 and 2001.

Impairment charges. We review our property, plant and equipment, and goodwill and other intangible assets for impairment annually or whenever events or circumstances may indicate that the carrying amount may not be recoverable. There were no impairment charges recorded in 2003.

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

In 2001, impairment charges were $4.7 billion for property, plant and equipment and $5.1 billion for goodwill and intangibles, resulting from further market deterioration, continued decreases in earnings and projected cash flows, a decline in the performance of the assets acquired in the Intermedia transaction and a continued decline in our stock prices. The estimates and assumptions used in the impairment analysis included a cash flow period of five years, a 12% discount rate and a 3% terminal growth rate.

For more detail on these impairment charges, see Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Operating income (loss). For the year ended December 31, 2003, our operating income was $0.7 billion on revenues of $24.4 billion, an improvement of $5.0 billion from an operating loss of $4.3 billion on revenues of $28.6 billion in 2002. The principal factors underlying this improvement include a decrease in impairment charges of $5.0 billion, a decrease of $1.7 billion in SG&A expenses, a decrease in access cost expenses of $1.3 billion, a decrease of $0.7 billion in COSP expenses and a decrease in depreciation and amortization expenses of $0.6 billion partially offset by a decrease in revenue of $4.2 billion.

For the year ended December 31, 2002, our operating loss decreased $4.2 billion to $4.3 billion on revenues of $28.6 billion, from an operating loss of $8.5 billion on revenues of $33.0 billion in 2001. The principal factors affecting this decrease were a decrease in impairment charges of $4.9 billion, a decrease in depreciation and amortization expenses of $1.3 billion, a decrease in SG&A expenses of $1.1 billion, a decrease in access cost expenses of $1.0 billion and a decrease in COSP expenses of $0.6 billion partially offset by a $4.4 billion decrease in revenue.

The ability to restructure our operating expenses during bankruptcy also contributed to the decrease in our operating expenses during 2002 and 2003. After emergence from bankruptcy, we may not be able to sustain the same rate of operating expense decreases even though our revenues continue to decline.

Interest expense. Interest expense decreased $1.3 billion to $0.1 billion in 2003 from $1.4 billion in 2002 and decreased $0.7 billion in 2002 from $2.1 billion in 2001. The decreases in 2003 and 2002 principally reflect approximately $2.2 billion and $1.0 billion of interest, respectively, that was not paid or accrued on our $30.7 billion of outstanding debt that was subject to compromise as a result of our bankruptcy filing on July 21, 2002.

We expect that interest expense in 2004 will increase by approximately $0.4 billion due to our issuance of new debt of $5.7 billion in April 2004 in settlement of claims related to our bankruptcy.

Miscellaneous income (expense). Miscellaneous income in 2003 was $0.1 billion, an improvement of $2.3 billion from miscellaneous expense of $2.2 billion in 2002. This change principally reflects the reduction in miscellaneous expense related to the $2.3 billion SEC civil penalty claim, which was recognized in 2002 but settled upon our emergence from bankruptcy for a cash consideration of $500 million and the issuance of $250 million of common stock (based upon the valuation set forth in the Plan). The increase in miscellaneous expense of $1.5 billion in 2002 compared to 2001 is primarily due to the recognition of the SEC civil penalty claim in 2002 and an impairment charge in 2001 related to our investment in Avantel for approximately $0.3 billion.

Reorganization items, net. Reorganization items totaled $22.1 billion of income in 2003 and $0.8 billion of expense in 2002, comprised of the following (in millions):

	Year Ended December 31,
	2003	2002
Contract rejections	$(237)	$(363)
Write-off of debt issuance costs and original issue discounts	—	(200)
Employee retention, severance and benefits	(121)	(97)
Loss on disposal of assets	(22)	(56)
Lease terminations	(182)	(64)
Professional fees	(125)	(43)
Gains on settlements with creditors	56	14
Effects of the plan of reorganization and fresh-start reporting	22,324	—
Increase to fresh-start basis of assets and liabilities	350	—
Interest earned by debtor entities during reorganization	40	7

(Income) expense from reorganization items, net	$22,083	$(802)

The costs included in reorganization items reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7. The cash expenditures for reorganization items in 2003 and 2002 totaled $204 million and $114 million, respectively.

In our 2003 consolidated statement of operations, we have recognized a gain of approximately $22.3 billion resulting from the difference between the amounts distributed to creditors pursuant to our Plan and WorldCom’s carrying value. See “Discussion of Critical Accounting Policies – Accounting and Reporting During Reorganization” above and Notes 3 and 4 to our 2003 consolidated financial statements. The gain from the effects of the Plan and the application of fresh-start reporting is calculated as follows (in millions):

Discharge of liabilities subject to compromise	$37,532
Discharge of preferred stock subject to compromise	436
Issuance of new common stock	(8,472)
Issuance of new debt, net of a $114 discount	(5,552)
Accrual of amounts to be settled in cash	(1,620)

Gain from the effects of the Plan	$22,324

Although we will continue to experience reorganization costs through our emergence from bankruptcy for professional fees and other bankruptcy costs, for accounting purposes, we applied fresh-start reporting as of December 31, 2003. All future reorganization expenses and adjustments to reorganization items previously recorded, with the exception of certain income tax items, will be included in the appropriate caption within the consolidated statement of operations.

Provision for income taxes. Income tax expense was $0.3 billion, $0.3 billion and $0.6 billion for 2003, 2002 and 2001, respectively. Certain expenses in our consolidated statements of operations are not deductible for income tax purposes. As such, the provision for income taxes was primarily attributable to taxes on the income of our international subsidiaries and the establishment of reserves for tax contingencies. In the years ended December 31, 2003, 2002 and 2001, we increased our tax contingency reserves which resulted in a current period tax expense. Additionally, in 2003, the recognition of the gain on reorganization resulted in a reduction of our valuation allowance from limitations of certain tax attributes resulting in the establishment of a long-term deferred tax liability and having no impact on tax expense.

Minority interests, net of tax. Minority interests, net of tax are due to the elimination of the portion of our consolidated subsidiaries’ (losses) earnings attributable to other equity owners’ interests.

Loss from discontinued operations. Loss from discontinued operations includes our multi-channel multipoint distribution services (“MMDS”) and our wireless resale business. We agreed to sell our MMDS business in 2003, and the sale is expected to be completed in 2004. During 2002, we significantly curtailed our wireless business and completed the sale of the wireless customer list in the third quarter of 2002. The loss from discontinued operations decreased $127 million to $18 million in 2003 from $145 million in 2002 and decreased $2.5 billion in 2002 from $2.6 billion in 2001. The reduced loss in 2002 was due to the curtailment of the wireless business and the inclusion of a $1.2 billion impairment charge for MMDS intangible assets in 2001.

Cumulative effects of changes in accounting principles. In 2003, we recorded a charge of $215 million upon the adoption of SFAS No. 143 which represented the difference between the obligation recorded for future costs of certain long-lived assets and the additional asset to be depreciated. In 2002, we recorded a $32 million charge related to the impairment of SkyTel’s channel rights upon the adoption of SFAS No. 142. In 2001, we recorded a gain of $1 million related to the adoption of SFAS No. 133.

Net income (loss). For the year ended December 31, 2003, our net income was $22.2 billion, a $31.3 billion change from a net loss of $9.1 billion in 2002. This change primarily resulted from a $22.9 billion change in reorganization items, a $5.0 billion improvement in operating income (loss), a $2.3 billion change in miscellaneous income (expense) and a decrease in interest expense of $1.3 billion.

For the year ended December 31, 2002, our net loss decreased $5.5 billion to $9.1 billion from $14.6 billion in 2001. This decrease primarily resulted from a decrease in operating loss of $4.2 billion, a $2.5 billion decrease in loss from discontinued operations and a decrease in interest expense of $0.7 billion partially offset by an increase in miscellaneous expense of $1.5 billion and reorganization expense of $0.8 billion.

Results of Operations for Embratel

Embratel’s revenues, operating expenses, operating income and net income for 2003, 2002 and 2001 were as follows (in millions):

				Year-Over-Year Increase/(Decrease)
	Year Ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Revenues	$2,955	$3,603	$4,593	$(648)	(18.0)	$(990)	(21.6)
Operating expenses	2,724	3,455	6,240	(731)	(21.2)	(2,785)	(44.6)
Operating income (loss)	231	148	(1,647)	83	56.1	1,795	109.0
Net income (loss)	$1	$(44)	$(1,043)	$45	102.3	$999	95.8

Revenues. In 2003, approximately $0.5 billion of the decrease in total revenue was attributable to the declining U.S. dollar value of the Brazilian Real. In addition, voice services revenue decreased due to tighter customer credit standards and the termination of service for certain customers with past due accounts. Also contributing to the 2003 decrease in voice services revenues were the effects of intense competition. Embratel’s data communications services revenues, which include data, Internet and wholesale services, declined in 2003 primarily due to pricing pressure on Internet services and the termination of a service agreement with an Internet service provider.

In 2002, approximately $0.6 billion of the decrease in total revenue was attributable to the declining U.S. dollar value of the Brazilian Real. In addition, voice services revenue for both international long-distance and domestic long-distance services decreased. These decreases were primarily the result of Embratel’s implementation of tighter customer credit standards and its termination of service for certain customers with past due accounts. Voice services revenue was also affected by increased competition, including regional phone companies receiving authorization to provide long distance services. These voice services revenue decreases were partially offset by increased revenues from Embratel’s data communication services due to increases in Embratel’s customer base resulting in increased volume.

Operating expenses. The declining U.S. dollar value of the Brazilian Real accounted for approximately $0.5 billion and $0.6 billion of the operating expense decrease in 2003 and 2002, respectively. Embratel’s reduced operating expenses in 2003 and 2002 were primarily attributable to lower allowances for doubtful accounts resulting from improved collection of receivables. In addition, lower interconnection costs (which include access costs and other related expenses) contributed to the decreases in operating expenses during both 2003 and 2002. In 2003, decreased personnel related costs and reduced expenditures for third party billing services also decreased operating expenses.

Net income. Embratel’s 2003 net income improvement was due to positive changes in miscellaneous income of $0.7 billion and operating income of $0.1 billion more than offsetting increases in minority interest expense of $0.3 billion, income tax expenses of $0.3 billion, and interest expense of $0.1 billion. For 2002, Embratel’s net income improvement was due to positive changes in operating income of $1.8 billion more than offsetting increases in minority interest expense of $0.6 billion and income tax expenses of $0.1 billion.

Liquidity and Capital Resources

Current Liquidity

Since our bankruptcy filing in July 2002, we have significantly increased our liquidity position as result of positive cash flows from operations, sales of non-core assets, reductions in capital expenditure levels as well as the cessation of interest and principal payments on debt while in bankruptcy. On December 31, 2003, we had $6.2 billion of cash and cash equivalents, including $595 million of cash and cash equivalents of Embratel. These levels compare favorably to our total cash and cash equivalents at December 31, 2002 of $2.8 billion, including $251 million in cash and cash equivalents of Embratel. Although we consolidate Embratel, it is not a wholly owned subsidiary and is operated by its own management and employees. In addition, as announced on March 15, 2004, we entered into a definitive agreement (as amended on April 20, 2004) to sell our ownership interest in Embratel to Telmex. This agreement limits, among other things, Embratel’s ability to make distributions on its capital stock. Accordingly, our ability to access Embratel’s cash and cash equivalents for our corporate purposes is significantly reduced.

We believe that our principal source of funds will be cash flows from operating activities despite anticipated further declines in revenues. In addition, we plan to continue divesting non-core investments and other assets. Our principal cash needs consist of capital expenditures, debt service and potential dividends on our common stock or stock repurchases. In addition, our Plan included the payment of approximately $2.6 billion in cash to settle certain creditor claims. Some cash payments were made prior to our emergence from bankruptcy and some claims have been reduced since the Plan was confirmed. We believe that, as of our Emergence Date, our remaining cash payments to settle creditor claims were approximately $2 billion.

We believe that our available cash, together with cash generated from operating activities and asset sales, will be more than sufficient to meet our liquidity requirements through at least 2004.

Bank Facilities

As an additional source of liquidity during our bankruptcy, we entered into a Senior Secured Debtor-in-Possession Credit Facility (the “DIP Facility”). On December 31, 2003 and on the date of our emergence from bankruptcy, there were no outstanding advances under the DIP Facility. We did have letters of credit outstanding under the DIP Facility, WorldCom had undrawn letters of credit that were issued under a $1.6 billion credit facility prior to our bankruptcy filing and Digex had a letter of credit under a separate credit facility. The aggregate amount of the outstanding letters of credit on December 31, 2003 was $125 million.

Upon our emergence from bankruptcy, approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, we pay a facility fee under the Letter of Credit Facilities equal to .05% per annum of the amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The amounts outstanding under the Letter of Credit Facilities are cash collateralized. The Letter of Credit Facilities mature in April 2005.

We currently plan during 2004 to arrange a revolving credit facility of between $750 million and $1 billion as an additional source of liquidity. The revolving credit facility would replace the Letter of Credit Facilities and support our letter of credit requirements.

Debt Service

Pursuant to the Plan, we issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007 (the “2007 Senior Notes”), $2.0 billion principal amount of 6.688% Senior Notes due 2009 (the “2009 Senior Notes”) and $1.7 billion principal amount of 7.735% Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes”). The Senior Notes are senior unsecured obligations and are guaranteed by all of our existing and future domestic restricted subsidiaries. The Senior Notes contain various restrictive covenants, including covenants that will limit our ability to incur debt, make investments, pay dividends and repurchase stock.

Interest on the Senior Notes is payable semi-annually in arrears. The interest rate on each of the Senior Note issues is subject to reset based upon the ratings we obtain for the Senior Notes from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”). The change in the interest rates could range from (a) a decrease of 3.0% if the Senior Notes are rated Baa3 or higher by Moody’s and BBB- or higher by S&P to (b) an increase of 3.0% if the Senior Notes are rated lower than B3 by Moody’s and lower than B- by S&P. If the Senior Notes are rated between the levels indicated, the interest rates will change to a lesser degree. If we fail to obtain ratings on the Senior Notes from Moody’s and S&P by the date two years from the date of issue, the interest rate on each of the Senior Note issues shall be increased by 1.0%. During 2004, we plan to seek ratings for the Senior Notes from S&P and Moody’s.

The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature on May 1, 2007, May 1, 2009 and May 1, 2014, respectively. There is no requirement for redemption of the Senior Notes prior to the respective maturity dates except (a) upon the occurrence of a change of control, we will be obligated to make an offer to purchase all of the outstanding Senior Notes at a price equal to 101% of par plus accrued interest and (b) if “excess proceeds” result from certain asset sales, we will be required to use such excess proceeds to offer to purchase Senior Notes at a price equal to 100% of par plus accrued interest. The optional redemption terms of the Senior Notes allow us to redeem some or all of the Senior Notes commencing on May 1, 2005 with respect to the

2007 Senior Notes, on May 1, 2006 with respect to the 2009 Senior Notes and on May 1, 2009 with respect to the 2014 Senior Notes. In each case, the initial redemption price will be par plus six months of interest (based on the initial interest rate prior to our obtaining ratings for the Senior Notes less 1%) plus any accrued but unpaid interest.

The Senior Notes are more fully discussed in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other than the Senior Notes and excluding the debt of Embratel, we did not have any other material outstanding debt on the date of emergence from bankruptcy. In addition, we do not have any plans to incur any additional indebtedness during 2004.

Capital Expenditures

Compared to the level of capital expenditures during the period we were in bankruptcy, we expect our capital expenditures to increase as we accelerate our investment in new products and services. These increased expenditures will focus on the efficiency, functionality and reliability of our network and other operational improvements. In addition, we may consider acquisitions of businesses or companies in the future, provided these opportunities arise and are in line with our long-term strategy. As a partial offset to these capital expenditures and possible acquisitions, we expect to continue the process of divesting non-core investments and other assets as a result of our ongoing reorganization process. In March 2004, we announced an agreement to sell our ownership interest in Embratel for $360 million. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million.

Dividends or Stock Repurchases

Our current policy is not to pay a dividend with respect to the new shares of common stock issued when we emerged from bankruptcy. In addition, with regard to our cash balances in excess of $1 billion at the date of our emergence from bankruptcy, we have conducted a review in accordance with our best business judgment as required by our Plan and have elected to retain such excess cash rather than making a distribution to our shareholders or repurchasing shares of our common stock. From time to time in the future, we expect to review our dividend policy and capitalization structure and, if conditions warrant, may pay common stock dividends, repurchase shares of common stock or otherwise make distributions to our shareholders.

Historical Cash Flows

During 2003, 2002 and 2001, our cash flows were as follows (in millions):

	2003	2002	2001
Provided by (used in):
Operating activities	$3,962	$465	$2,845
Investing activities	(639)	(767)	(6,122)
Financing activities	(24)	1,942	4,217
Effect of exchange rate changes	59	(110)	(32)

Net increase in cash and cash equivalents	$3,358	$1,530	$908

Cash Flows from Operating Activities

In 2003, cash flows from operating activities were our primary source of funds and contributed $4.0 billion reflecting our continued cost containment and restructuring initiatives during 2003 offsetting our revenue declines.

In 2002, cash flows from operating activities contributed $0.5 billion. Included in these cash flows was the collection of $0.4 billion for an income tax receivable and $0.4 billion realized from other current assets. The termination of our accounts receivable securitization facility in June 2002 and a slowing of collections following our bankruptcy filing in July 2002 resulted in an increase in our accounts receivable and reduced cash flows from operating activities.

In 2001, cash flows from operating activities contributed $2.8 billion. Included in these cash flows is a net decrease of $0.3 billion in accounts receivable and other assets and a net increase in accounts payable and other liabilities of $0.9 billion.

Cash Flows Used in Investing Activities

During the period from 2001 through 2003, the decrease in cash flow used in investing activities is principally due to our decreasing level of capital expenditures which were $1.0 billion, $1.7 billion and $6.5 billion in 2003, 2002 and 2001, respectively.

We decreased our capital expenditures because of reduced requirements for capacity, liquidity limitations and operating constraints resulting from bankruptcy. In addition to lowering our capital expenditures, we reduced our purchases of investments and our cash payments for acquisitions between 2001 and 2003, in which we used $0.3 billion in 2001. Partially offsetting the cash flows used in our investing activities were the proceeds we received from the sale of investments and other non-core assets, which were $0.4 billion, $0.9 billion and $0.6 billion in 2003, 2002 and 2001, respectively. Included in these cash flows in 2002 was the collection of $0.7 billion of other non-trade receivables related to the transfer of an FCC license.

Cash Flows Provided by (Used in) Financing Activities

In 2003, net cash flow used in financing activities was $24 million. This use of cash was primarily attributable to net repayments of debt related to Embratel and capital leases during this period.

Historically, we had borrowed money to fund our investing activities and to repay maturing debt. Cash flows provided by financing activities were $1.9 billion and $4.2 billion in 2002 and 2001, respectively. The decrease in cash generated from financing activities primarily reflects the reduction in our net debt borrowings to $2.1 billion in 2002 compared to net borrowings of $4.5 billion in 2001. The reduction in our debt requirements in 2002 and 2001 was principally due to the decreases in our investing activities, which declined at a faster rate than our operating cash flows. In addition, in 2002, our net borrowing activities were affected by our financial condition prior to our filing for bankruptcy in July 2002.

Also affecting the level of our cash flows from financing activities in 2002 and 2001 was the decline in the cash proceeds we received from the exercise of stock options. These proceeds were $15 million and $0.1 billion in 2002 and 2001, respectively. Compared to the decline in stock option proceeds, our payments of common and preferred stock dividends and our redemptions of preferred stock had a less significant effect on the declining trend in our overall cash flows from financing activities. These dividend and redemption payments totaled $0.2 billion in 2002 and $0.3 billion in 2001.

Contractual Obligations and Commitments

The following table represents our consolidated contractual obligations and commercial commitments as of December 31, 2003:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Millions)
Contractual obligations:
Liabilities subject to compromise and tax claims(1)	$1,969	$1,966	$3	$—	$—
Long-term debt	7,247	292	774	2,446	3,735
Capital leases	314	38	50	57	169
Operating leases and commitments	5,792	1,317	1,968	1,125	1,382
Purchase commitments(2)	38	21	17	—	—
Other long-term liabilities	113	30	18	13	52

Total contractual cash obligations	$15,473	$3,664	$2,830	$3,641	$5,338

(1)	Reflects the estimated remaining cash payments as of December 31, 2003 that are expected to be due upon final settlements. All other non-cash distributions as contemplated by the Plan were distributed through the issuance of new common stock or new debt as described in “Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Reorganization Under Chapter 11.” It is possible that some settlements may not be completed, and some cash payments may not be made, in less than one year.
(2)	Reflects commitments related to our marketing partners and other vendors in which we have contractual obligations which requires minimum payments regardless of our performance under these contracts and all other known purchase obligations.

We have contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. We assess our minimum exposure based on penalties to exit the contracts on December 31 of each year. As of December 31, 2003, the obligation associated with this liability is $1.6 billion.

Obligations to Provide Funds to Other Entities

As of December 31, 2003, we did not have any obligations to provide any funding to any entities that are not consolidated in our financial statements. In addition, we do not have any contractual obligations to provide funding to Embratel.

Off Balance Sheet Arrangements

As of December 31, 2003 and the date of this filing, we did not have any amounts outstanding under these types of arrangements.

New Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which requires gains and losses from extinguishment of debt to be classified as extraordinary items, net of any tax effect, only if they meet the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 145 are effective for fiscal years that began after May 15, 2002. We adopted the provisions of SFAS No. 145 effective January 1, 2003 without any material impact on our consolidated results of operations, financial condition and cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which requires that costs, including severance costs, associated with exit or disposal activities be recorded at fair value when a liability has been incurred as opposed to accruing for these costs upon commitment to an exit or disposal plan. SFAS No. 146 includes the restructuring activities that were accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF” or “Task Force”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), costs relating to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 nullifies the guidance under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We adopted the provisions of SFAS No. 146 effective January 1, 2003 without any material impact on our consolidated results of operations, financial condition and cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process and clarifies the definition of a derivative instrument. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. We adopted the provisions of SFAS No. 149 effective July 1, 2003 without any material impact on our consolidated results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We adopted the provisions of SFAS No. 150 effective July 1, 2003 without any material impact on our consolidated results of operations, financial position and cash flows. Certain instruments were reclassified in our balance sheet at adoption.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132 (R)”). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. We have complied with the new disclosure requirements that were effective for fiscal years ending after December 15, 2003. Additional disclosure required for interim reporting and fiscal years beginning after June 15, 2004 will be disclosed when required.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of the guarantee (including those embedded in a purchase or sales agreement), a liability equal to the fair value of the obligation. FIN 45 also requires disclosure of information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of FIN 45 are effective for financial statements of periods ended after December 15, 2002. The initial recognition and measurement provisions of this FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Predecessor Company has included the applicable disclosures required by FIN 45 in the consolidated financial statements (refer to Notes 11 and 20). We adopted the pronouncement effective January 1, 2003 without any material impact on our consolidated results of operations, financial position and statement of cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. We adopted the pronouncement on October 1, 2003 without any material impact on our consolidated results of operations, financial position and cash flows. The Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures were reclassified in the consolidated balance sheet to liabilities subject to compromise at adoption and subsequently removed from the consolidated balance sheet upon the adoption of fresh-start reporting.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods that began after June 15, 2003. We adopted the pronouncement on July 1, 2003 without any material impact on our consolidated results of operations, financial position and cash flows.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16 the accounting treatment for cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. That presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of those costs when recognized in the customer’s income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer’s income statement. The Task Force also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. EITF 02-16 is effective for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted the provisions of EITF 02-16 effective January 1, 2003 without any material impact on our consolidated results of operations, financial position and cash flows.

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). SFAS No. 13, “Accounting for Leases,” defines a lease as “an agreement conveying the right to use property, plant, or equipment (land and/or depreciable assets) usually for a stated period of time” and states that agreements that transfer the right to use property, plant, or equipment meet the definition of a lease even though substantial services by the contractor (lessor) may be called for in connection with the operation or maintenance of such assets. EITF 01-8 applies to the telecommunications industry where providers of network capacity often grant rights to network capacity on the basis of an indefeasible right of use. EITF 01-8 is effective for arrangements entered into or modified after May 28, 2003. We adopted the provisions of EITF 01-8 on July 1, 2003 without any material impact on our consolidated results of operations, financial condition and cash flows.

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

Prior to the Emergence Date, all of the outstanding debt and preferred securities of the Debtor entities were subject to compromise under our Plan, and, consequently, we do not believe that these instruments subjected us to significant market or interest rate risk. On the Emergence Date, all of the debt and preferred securities of the Debtor entities were cancelled.

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

As of December 31, 2003, Embratel had outstanding debt of $1.6 billion, in multiple currencies, of which approximately $0.3 billion bore interest at fixed interest rates, and approximately $1.3 billion bore interest at floating rates (primarily LIBOR-based). The potential loss that Embratel would have suffered over one year resulting from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rates applicable to Embratel indebtedness on December 31, 2003 would be approximately $16 million. Similarly, an increase of 100 basis points in the CDI rate (the interest rates applicable to inter-bank certificates in Brazil) would increase the hedged portion of our indebtedness by $5 million.

Foreign Exchange Risk

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency transaction gains (losses) of $112 million, $(704) million, and $(274) million for the years ended December 31, 2003, 2002, and 2001, respectively. Revenues, access costs and selling, general and administrative costs denominated in currencies other than the United States dollar were approximately 10.8%, 10.4% and 9.4%, respectively, for the year ended December 31, 2003 and 11.2%, 11.3%, and 10.3%, respectively, for the year ended December 31, 2002. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. Excluding Embratel, we do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk, in addition to Embratel’s foreign exchange risk.

Embratel’s functional currency is the Brazilian Real, but it has loans denominated in other currencies (primarily U.S. dollars, Japanese Yen, and the Euro) that have variable rates of interest. As of December 31, 2003, Embratel’s indebtedness (net of hedging transactions) denominated in foreign currency was $1.2 billion, which included approximately $1.0 billion denominated in U.S. dollars and approximately $250 million indexed to other foreign currencies such as the Euro and Japanese Yen.

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

Embratel’s policy is to enter into derivative contracts to cover all short term debt and 60% of total debt. Embratel had outstanding currency swap contracts in the notional amount of $440 million and $422 million at December 31, 2003 and 2002, respectively. As of December 31, 2003, the maturities associated with the currency swap agreements ranged from March 25, 2004 through December 12, 2008 to reduce the impact on its obligations of the devaluation of the Real. The derivative instruments are recorded in our consolidated balance sheet at fair value with changes in fair value reported as miscellaneous income (expense) in our consolidated statements of operations.

The following tables present the forward currency swap transactions that Embratel had outstanding as of December 31, 2003 and 2002 (in millions):

	As of December 31, 2003
Date of contracts	Expiration Dates	Number of Contracts	Classes	Notional Amount	Fair Value
May 8, 2001 to May 12, 2003	March 25, 2004 to June 1, 2004	9	JPY x CDI	$72	$(1)

October 31, 2001 to December 19, 2003	January 28, 2004 to December 12, 2008	49	USD x CDI	$368	$17

	As of December 31, 2002
Date of contracts	Expiration Dates	Number of Contracts	Classes	Notional Amount	Fair Value
May 8, 2001 to June 3, 2002	January 15, 2003 to June 1, 2004	25	JPY x CDI	$234	$62

July 16, 2001 to June 7, 2002	January 28, 2003 to August 13, 2004	19	USD x CDI	188	30

As of December 31, 2003, the potential immediate loss to Embratel that would result from a hypothetical 20% change in foreign currency exchange rates based on this position would be approximately $155 million, considering the offsetting effect of Embratel’s derivative hedging instruments. In 2003 and 2002, the Real appreciated (devalued) against the U.S. dollar by 18% and (52)%, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

WorldCom filed a Current Report on Form 8-K dated May 15, 2002 to report its determination not to renew Andersen as the Company’s independent auditor and to instead retain KPMG. Such change was approved by the Company’s Board of Directors. Andersen’s audit opinions on WorldCom’s consolidated financial statements for the years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through May 15, 2002, there were (1) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their opinions on our consolidated financial statements, and (2) no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K. WorldCom filed as Exhibit 16.1 to its current report on the Form 8-K filed on May 15, 2002 a letter from Andersen agreeing with statements made by WorldCom in the Form 8-K.

In June 2002, WorldCom announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from access cost expenses to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. WorldCom promptly notified KPMG, which in May 2002 replaced Andersen as WorldCom’s external auditors, and subsequently engaged KPMG to audit its consolidated financial statements for the years ended December 31, 2001 and 2000. WorldCom also promptly notified Andersen and, on June 24, 2002, Andersen advised the Company that in light of the inappropriate transfers of access costs, Andersen’s audit report on WorldCom’s consolidated financial statements for 2001 and its review of WorldCom’s interim condensed financial statements for the first quarter of 2002 could not be relied upon.

During the years ended December 31, 2001 and 2000 and prior to May 15, 2002, WorldCom did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on WorldCom’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

We have completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation has allowed us to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of December 31, 2003. The Company has made significant improvements in its disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in internal controls (as more fully discussed below). However, for the period ended December 31, 2003, such improvements were not fully implemented and had not been fully tested. As a result, the Company concluded that the effectiveness of its internal controls during this period was not sufficiently adequate to rely solely upon them for its financial reporting. Instead, the Company relied on compensating controls and procedures as necessary to ensure the reliability of its reporting.

As background, the following actions were taken during 2002 and 2003.

•	On June 25, 2002, WorldCom announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from access cost expenses to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. WorldCom promptly notified KPMG, which in May 2002 had replaced Andersen as its external auditors, and subsequently engaged KPMG to audit its consolidated financial statements for the years ended December 31, 2001 and 2000. WorldCom also promptly notified Andersen, which had audited its consolidated financial statements for 2001 and reviewed its interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised WorldCom that, in light of the inappropriate transfers of access costs, its audit report on WorldCom’s consolidated financial statements for 2001 and its review of WorldCom’s interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon.

•

On August 8, 2002, WorldCom announced that its ongoing internal review of its consolidated financial statements discovered an additional $3.9 billion in improperly reported items that affect pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, WorldCom announced that it expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion.

•	On March 13, 2003, WorldCom announced the completion of a preliminary review of its goodwill and other intangible assets and property and equipment accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of property, plant and equipment and other intangible assets.

•	A Special Committee of WorldCom’s Board of Directors, together with the Corporate Monitor Richard C. Breeden, conducted an independent investigation of these matters with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as its accounting advisors. The Special Committee’s report was released publicly on June 9, 2003. The report concluded, among other things, that the accounting improprieties were permitted to occur in part as a result of substantial deficiencies in WorldCom’s financial system controls as well as serious failures in WorldCom’s corporate governance.

•	WorldCom’s accounting practices also were under investigation by the U.S. Attorney’s Office. In addition, the Bankruptcy Court appointed Richard Thornburgh, former Attorney General of the United States as an examiner to investigate accounting matters and corporate governance practices in order to identify potential causes of action against third parties. On November 4, 2002, the Examiner released his first Interim Report regarding the Examiner’s preliminary observations. On June 9, 2003, the Examiner released a second Interim Report regarding, among other things, corporate governance matters and past accounting practices. The second Interim Report determined that there were substantial problems with WorldCom’s internal controls and corporate governance. The Examiner’s final report, released January 26, 2004, concerned potential claims the Company may have against third parties.

•	On November 26, 2002, WorldCom consented to the entry of the Permanent Injunction that partially resolved the claims brought in a civil lawsuit by the SEC regarding its past public financial reports. The Permanent Injunction imposes certain ongoing obligations on WorldCom and permits the SEC to seek a civil penalty. On June 11, 2003, WorldCom consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the Permanent Injunction. One of the orders required the Company to adopt and implement recommendations to be made in a report by the Corporate Monitor appointed by the U.S. District Court, Richard C. Breeden, former Chairman of the SEC. Mr. Breeden’s report titled “Restoring Trust” concluded, among other things, that there were substantial deficiencies in the Company’s corporate governance, including in the area of disclosure controls and procedures.

•	In addition, in connection with performing its audit of WorldCom’s financial results for the years 2000 through 2002, KPMG issued a letter on June 3, 2003 to the Audit Committee of WorldCom’s Board of Directors identifying a substantial number of material weaknesses and other matters relating to the Company’s internal controls based upon its work through March 6, 2003. Our management considered KPMG’s letter in performing its evaluation. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to an auditor’s attention that, in its judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. KPMG’s consideration of the Company’s internal controls was in connection with the performance of its audit services and would not necessarily result in identification of all matters in internal controls that might be reportable conditions.

Among the material weaknesses identified by KPMG were:

•	The need to increase the experience and depth of the Company’s financial management and accounting personnel,

•	The need to implement procedures and controls to review, monitor and maintain general ledger accounts,

•	The need to implement procedures to ensure that reconciliations between subsidiary ledgers and the general ledger are performed,

•	The highly automated, extremely complex and largely undocumented nature of our consolidation process,

•	The need for significant improvement in segregation of duties, responsibilities and management review controls,

•	The need to implement policies, procedures and standardization of internal controls,

•	The need to put appropriate procedures in place such that the Company’s operating management is confident that financial information being used to manage the Company’s businesses is ultimately included in its externally reported financial information,

•	The need to increase review, monitoring and oversight of the Company’s global business units,

•	The need for sufficient analysis and documentation of non-routine transactions, including derivative transactions and transactions relating to indefeasible rights of use, and

•	The need to address certain accounting matters in WorldCom’s restated financial statements for the years 2000-2002.

KPMG also identified a number of other internal control matters not classified as material weaknesses in the areas of customer care; billing and revenue generation; developing, managing and implementing the Company’s networks; financial reporting; and the Company’s human resource system. A copy of the June 3, 2003 letter is attached as Exhibit 99.1 to WorldCom’s Current Report on Form 8-K filed on June 9, 2003.

The Company’s committed and principled response to its internal controls obligations is consistent with its overall commitment to remake itself and set a new standard for corporate behavior. To this end the Company has:

•	Established a new Board of Directors and Audit Committee;

•	Appointed a new Chief Executive, Chief Financial Officer, General Counsel and Corporate Controller;

•	Established a Disclosure Committee;

•	Reorganized the finance and accounting organizations;

•	Filled over 400 open finance and accounting positions which resulted from earlier terminations and other departures;

•	Implemented segregation of duties processes and enhanced automation controls for certain financial systems;

•	Instituted monthly reviews of financial results with controllers and senior management to enhance transparency and accountability;

•	Established an Internal Controls and Policies organization;

•	Significantly enhanced the Company’s ethics program and hired a new Chief Ethics Officer;

•	Completed ethics training for all employees; and

•	Committed to implementation of the recommendations in the Corporate Monitor’s “Restoring Trust” report, and the Company is diligently working on implementation of those recommendations.

In addition, since August 2003, the Company has undertaken the following efforts:

•	The Company prioritized its actions in an effort to drive remediation of the material weaknesses identified in the KPMG letter. KPMG supported the 10 material internal control weaknesses cited in its letter with 60 specific sub-points and 32 other matters involving internal control elements. The Company further divided these 92 items into 96 items to facilitate tracking and monitoring. The Company implemented action plans with assigned priorities, task leaders and due dates and conducted weekly (or more frequent) status review meetings. The Company has taken significant action to remediate the 10 material control weaknesses and is in process of testing the results.

•	Additional training was provided for senior officers and finance and accounting personnel on financial management, corporate governance and other related matters. Specific training for the Sarbanes Oxley Act of 2002 Section 404 will be provided in April 2004.

•	A delegation of authority policy was approved by the Board of Directors on December 12, 2003 and was deployed with key financial processes by March 31, 2004.

•	An Internal Controls team was established with a clear charter and focus on controls, remediation, and the management of the Sarbanes Oxley Act of 2002 Section 302 and 404 requirements. The Vice President of Internal Controls interacts with the Disclosure Committee and provides updates on the state of controls to the Audit Committee on a regular basis. Control updates are provided to the CEO, CFO, and Controller as a normal course of business.

•	From August 2003 to March 2004, Deloitte conducted a comprehensive evaluation and remediation process with respect to internal controls over financial reporting and related processes. Additionally, this effort included a risk assessment, which identified the processes and systems that are significant to the Company’s financial statements and a ranking of these processes and systems based on inherent risk, and a controls assessment process, designed to identify and document internal controls that mitigate financial reporting risk as well as identify control gaps which may require further remediation. As a result, Internal Control teams have been focused on the remediation of controls gaps. The results of this effort will be reviewed by the Audit Committee.

•	To complete this effort, cross functional teams were formed to develop design documents to define remediation requirements and actions for each of these control gaps. The design documents include: a prioritization plan for funding and scheduling IT development, planning of both short term solutions (often to involve manual resolutions and reconciliation processes) and longer term solutions (with an emphasis on automated systems, where applicable), and a template for documentation of remediation efforts. A testing plan will be developed and prioritized with the Company’s Internal Audit staff to ensure that controls perform as designed.

•	Implementation of the recommendations contained in Mr. Breeden’s report, Restoring Trust, relating to transparency, internal controls and other areas of governance affecting the Company’s financial reporting and internal controls.

•	Implementation of an internal review process of the Company’s quarterly and annual reports designed to ensure that the appropriate executives and employees of the Company review the reports for accuracy and completeness.

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

DENNIS R. BERESFORD, 65, has been a director of the Company since July 2002 and is the Chairman of our Audit Committee. Mr. Beresford is a Professor of Accounting at the J.M. Tull School of Accounting, Terry College of Business, The University of Georgia and previously served as Chairman of the Financial Accounting Standards Board from 1987 to 1997. Mr. Beresford serves as a director and member of the audit committee of Legg Mason, Inc. and Kimberly-Clark Corporation.

MICHAEL D. CAPELLAS, 49, has been Chief Executive Officer of the Company since December 2002. In March 2004, he was also named the Company’s President. Prior to joining the Company, Mr. Capellas was President of Hewlett-Packard Company from May to November 2002. Before the merger of Hewlett-Packard and Compaq Computer Corporation in May 2002, Mr. Capellas was President and Chief Executive Officer of Compaq, a position he had held since July 1999, and Chairman of the Board of Compaq, a position he had held since September 2000. Mr. Capellas held earlier positions as Chief Information Officer and Chief Operating Officer of Compaq. From 1997 to 1998, Mr. Capellas was a Senior Vice President with Oracle Corporation.

W. GRANT GREGORY, 63, has been a director of the Company since the Emergence Date. Mr. Gregory is Chairman and co-founder of Gregory & Hoenemeyer and Merchant Bankers. Mr. Gregory spent 24 years at Touche Ross & Co., serving as its Chairman from 1982 to 1986. Mr. Gregory serves as a director of AMBAC, Inc. and DoubleClick, Inc.

JUDITH R. HABERKORN, 57, has been a director of the Company since the Emergence Date. Prior to her retirement in June 2000, Ms. Haberkorn served since 1998 as President of Bell Atlantic Consumer Sales and Service, having served since 1999 as an officer of NYNEX Corporation. Ms. Haberkorn serves as a director of Enesco Group, Inc. and Armstrong Holdings, Inc.

LAURENCE E. HARRIS, 68, has been a director of the Company since the Emergence Date. Mr. Harris is a partner at Patton Boggs LLP and has been with the firm since 2001. Prior to his joining Patton Boggs, Mr. Harris was Senior Vice President and General Counsel of Teligent beginning in December 1996.

ERIC H. HOLDER, 53, has been a director of the Company since the Emergence Date. Mr. Holder is a partner at Covington & Burling and has been with the law firm since 2001. Prior to his joining Covington and Burling, Mr. Holder served as Deputy Attorney General of the United States beginning in 1997.

NICHOLAS deB. KATZENBACH, 82, has been a director of the Company since July 2002 and is the Non-Executive Chairman of the Board of Directors. Mr. Katzenbach is a private attorney and was a partner and of counsel in the law firm of Riker, Danzig, Scherer, Hyland & Peretti from 1986 to 1994. Mr. Katzenbach previously served as Attorney General of the United States from 1965 to 1966, Under Secretary of State of the United States from 1966 to 1969 and as Senior Vice President and General Counsel of IBM Corporation from 1969 to 1986.

MARK A. NEPORENT, 46, has been a director of the Company since the Emergence Date. Mr. Neporent is a Senior Managing Director and the Chief Operating Officer and General Counsel of Cerberus Capital Management, L.P. Mr. Neporent was a partner in the Business Reorganization Group of Schulte Roth & Zabel L.L.P. from 1989 to 1997. Mr. Neporent is a director of AMC Financial Corp., SSA Global Technologies, Inc. and Exco Resources Corp.

C.B. ROGERS, JR., 74, has been a director of the Company since August 2002. Mr. Rogers served as an executive officer and director of Equifax, Inc. for several years, serving as Chief Executive Officer from October 1989 to October 1995 and Chairman of the Board of Directors from 1995 to 1999. Mr. Rogers also held numerous executive positions with IBM Corporation from 1960 to 1987, including Senior Vice President for Corporate Staff Operations, Senior Vice President and Group Executive of the Information Systems Group and President of its General Systems Division. Mr. Rogers also serves as a director of Oxford Industries.

Executive Officers and Key Employees

The following states, for each executive officer and key employee other than Mr. Capellas who is listed above, such individual’s present position with us, period during which he or she has served as an executive officer or key employee and recent business experience.

CINDY K. ANDREOTTI, 48, has served as President, Enterprise Markets of the Company since March 2004. Ms. Andreotti’s prior positions with the Company include: President, Business Markets from 2003 to 2004; President of Global Accounts and Strategic Ventures and Alliances from 2002 to 2003; President of Global Accounts from 2001 to 2002; Senior Vice President of Global Accounts and UUNET Global Accounts from 2000 to 2001; Senior Vice President of Global Accounts and Corporate National Accounts from 1997 to 2000.

ROBERT T. BLAKELY, 62, has served as Executive Vice President and Chief Financial Officer of the Company since April 2003. His prior positions include: President of Performance Enhancement Group, Ltd. (a business development services firm) from July 2002 to April 2003; Executive Vice President and Chief Financial Officer of Lyondell Chemical Company from November 1999 to June 2002; Executive Vice President of Tenneco Inc. from 1996 to November 1999 and Chief Financial Officer from 1981 to November 1999; Managing Director of Morgan Stanley & Co. Inc. from 1980 to 1981 and an employee from 1970; and Director of Natural Resource Partners L.P. since 2003. In addition, Mr. Blakely was a Member of the Financial Accounting Standards Advisory Council from 1999 to 2003.

SETH D. BLUMENFELD, 63, has served as President of International Services for the Company since 1998. Mr. Blumenfeld was President and Chief Operating Officer of the Company’s international subsidiaries from 1984 to 1998. For the past 20 years, Mr. Blumenfeld has been responsible for the Company’s international activities including the company’s relationships with over 200 international telecommunications companies.

FRED M. BRIGGS, III, 55, has served as President of Operations and Technology for the Company since January 2002. Mr. Briggs was WorldCom’s Chief Technology Officer before assuming his current role. Before being Chief Technology Officer, Mr. Briggs was Senior Vice President of WorldCom’s Network Services Engineering team. He held earlier positions as Senior Vice President of Network Operations, Vice President of Data Services Engineering and Vice President of Data Services of MCI International, where he developed international messaging and private line services. He joined MCI’s International Network Planning organization in 1983.

DANIEL CASACCIA, 55, has served as Executive Vice President, Human Resources of the Company since January 2003. Prior to his current role, Mr. Casaccia was Vice President of Human Resources of Compaq Computer Corporation from 1999, including acting in that role for its successor, Hewlett-Packard Company, to January 2003. He also previously held the position of Corporate Vice President of Human Resources of Landmark Graphics Corporation from 1991 to 1999.

JONATHAN C. CRANE, 54, has served as President, International and Wholesale Markets of the Company since March 2004. Prior to his current role, Mr. Crane served as Executive Vice President, Strategy and Marketing since February 2003 and President, U.S. Sales, Marketing and Services, President, U.S. Sales and Global Accounts and Chief of Staff—Sales when he joined the company in January 2002. From 1999 through 2001, Mr. Crane was Chief Executive Officer of Adero, Inc. From 1997 to 1999, he was Chief Executive Officer of Marcam Solutions, Inc. From 1995 until 1997, he served as Chief Operating Officer of Geotek, Inc.

NANCY GOFUS, 50, has served as Senior Vice President of Marketing and Chief Marketing Officer of the Company since July 2003. Prior to her current role, Ms. Gofus was the Executive Vice President of Marketing and Customer Care at XO Communications from 2000 to 2003. Prior to XO Communications, Ms. Gofus served as Chief Operating Officer for Concert Management Services, Inc. from March 1999 through December 1999 and she was Senior Vice President and Chief Marketing Officer from March 1995 through February 1999.

A. WILLIAM HAMILL, 56, has served as Senior Vice President and Treasurer since February 2004 and, while serving in a consulting capacity, was Acting Treasurer of the Company beginning in July 2003. Before joining the Company, Mr. Hamill was Executive Vice President and Chief Financial Officer of United Dominion Realty Trust from October 1999 to June 2001. He also previously served as Executive Vice President and Chief Financial Officer of Union Camp Corporation beginning in June 1996 and previously was a Managing Director of Morgan Stanley & Co. Incorporated.

VICTORIA D. HARKER, 39, has served as Senior Vice President, Planning and Business Operations of the Company since April 2003. Prior to her current role, Ms. Harker was Acting Chief Financial Officer from January 2003 to April 2003. She also previously held the positions of Senior Vice President of Finance, Information Technology and Operations of WorldCom, Inc.’s MCI Group from June 2001 to January 2003 and of Senior Vice President of Finance of the Mass Markets division of WorldCom, Inc. from September 1998 to June 2001. Ms. Harker joined the Company in 1990.

NANCY M. HIGGINS, 52, has served as Executive Vice President of Ethics and Business Conduct of the Company since October 2003. Prior to joining the Company, Ms. Higgins was Vice President of Ethics and Business Conduct at Lockheed Martin during the period of October 1986 through April 2000, and headed the Office of Ethics and Business Conduct for The Boeing Company and served in Boeing’s Law Department from April 2000 through October 2003. Prior to that, Ms. Higgins practiced law at the Lane Powell firm in Seattle, Washington, and at Skadden, Arps, Slate, Meagher & Flom in New York City.

WAYNE E. HUYARD, 44, has served as President, U.S. Sales and Service of the Company since March 2004. Prior to his current role, Mr. Huyard served as President, Mass Markets of the Company since September 2002 and prior to that was Chief Operating Officer of WorldCom Consumer Services. Mr. Huyard was named Chief Operating Officer of WorldCom’s MCI Group in November 2000. Mr. Huyard was named President of Mass Markets in December 1995 and previously served as Vice President of Marketing for Mass Markets. Mr. Huyard joined MCI in 1984.

ANASTASIA D. KELLY, 54, has served as Executive Vice President and General Counsel of the Company since August 2003. Mrs. Kelly also served as Secretary of the Company until March 2004. Before joining the Company, Ms. Kelly was Senior Vice President and General Counsel of Sears, Roebuck and Co. from March 1999 to January 2003. She also previously held the position of Senior Vice President, General Counsel and Secretary of Fannie Mae from 1995 to March 1999.

ROBERT L. PIERSON, 37, became Senior Vice President of Financial Systems in February 2004. Beginning in March 2003, Mr. Pierson served as Acting Controller of the Company during the period in which the majority of the reconstruction of the controllers organization and preparation of the financial restatements for 2000 to 2002 occurred. Prior to March 2003, Mr. Pierson served as Vice President of Planning and Business Operations. He joined the Company in 1993.

ERIC SLUSSER, 43, has served as Senior Vice President, Controller of the Company since November 2003. Prior to joining the Company, Mr. Slusser was Vice President, Controller for AES Corporation from June 2003 to November 2003. From 1996 to May 2003, Mr. Slusser held positions with Sprint PCS where he was Vice President, Controller from 1998 to 2003.

GRACE CHEN TRENT, 34, has served as Senior Vice President of Global Brand and Communications and Chief of Staff to the CEO of the Company since August 2003. She joined the Company as Vice President and Chief of Staff to the CEO in December 2002. Before joining the Company, Ms. Trent was Director of Corporate Media Relations for Hewlett-Packard Company from May 2001 through December 2002 after its merger with Compaq Computer Corporation. From 1999 through 2001, she held the positions of Director of Corporate Communications and Executive Director of the Office of the Chairman and CEO at Compaq Computer Corporation. She also previously held senior public relations positions with Exxon Mobil Corporation from 1998 to 1999 and with Fleishman-Hilliard, Inc. from 1995 to 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and holders of more than 10% of the Company’s stock to file with the SEC initial reports of ownership and changes in ownership of our equity securities. Other than Nancy Gofus, Nancy M. Higgins, Richard A. Roscitt and Eric Slusser, each of whom inadvertently failed to timely file Form 3 reports upon joining the Company, to our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that certain reports were not required, during the year ended December 31, 2003 all reports required under Section 16(a) were timely filed by such persons.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one Audit Committee member is a financial expert. Dennis R. Beresford is an independent member of our Audit Committee (as used in Item 7(d)(3)(iv) of Schedule 14A and using NASDAQ’s definition of independence) and qualifies as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a copy of our code of ethics on our website at www.mci.com. In addition, a copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for each of the three years in the period ended December 31, 2003:

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal Position	Year	Salary ($000’s)	Bonus ($000’s) (2)	Other Annual Compensation ($000’s) (3)	Restricted Stock Award(s) ($000’s)	Securities Underlying Options (# in 000’s) (4)	LTIP Payouts ($000’s)	All Other Compensation ($000’s) (5)
Michael D. Capellas (1) President and Chief Executive Officer	2003 2002	1,500.0 28.8	1,500.0 2,049.3	— —	— —	— —	— —	60.4 —

Richard R. Roscitt (1) President and Chief Operating Officer	2003	380.8	2,450.0	—	—	—	—	749.0

Wayne E. Huyard President – U.S. Sales and Service	2003 2002 2001	694.2 547.6 371.5	1,168.0 150.0 550.0	— — —	— — —	— — 123.8	— — —	10.0 10.0 8.5

Jonathan C. Crane (1) President – International and Wholesale Markets	2003 2002	480.8 373.8	870.0 50.0	— —	— —	— —	— —	— —

Fred M. Briggs,III (1) President – Operations and Technology	2003 2002 2001	480.8 392.3 399.2	795.0 75.0 180.0	— — —	— — —	— — 144.5	— — —	10.0 10.0 8.5

(1)	Mr. Capellas joined the Company on December 16, 2002, as Chairman and Chief Executive Officer. He is now the President and Chief Executive Officer for the Company.
Mr. Roscitt joined the Company on August 18, 2003, and served until his departure from the Company on March 19, 2004.
Mr. Huyard previously held the position of President – Mass Markets with the Company and, in March 2004, became the President – U.S. Sales and Service.
Mr. Crane joined the Company on January 16, 2002, as Senior Vice President and held the subsequent position of Executive Vice President and Chief Strategy Officer, effective January 13, 2003. In March 2004, he became the President – International and Wholesale Markets for the Company.
Mr. Briggs held the position of Senior Vice President until January 13, 2002, when he assumed the role of President – Operations and Technology for the Company.
(2)	Mr. Capellas received a guaranteed bonus payment equal to 100% of salary, for the performance period of 2003.
Mr. Roscitt received a guaranteed bonus payment equal to $750,000 and a sign-on bonus in the amount of $1,700,000.
Mr. Crane received a sign-on bonus payment in the amount of $500,000, contingent upon remaining actively engaged with the Company, for at least 60 days following the confirmation of our plan of reorganization.
Included in the reported bonus are amounts related to the Key Employee Retention Plan: Mr. Huyard received $650,000 and Mr. Briggs received $425,000, and amounts related to the Corporate Variable Pay Plan: Mr. Huyard received $518,000, Mr. Crane received $370,000, and Mr. Briggs received $370,000, respectively.
(3)	The perquisites and other personal benefits for each of the named executive officers were less than $50,000 per year.
(4)	Stock information reflects the tracking stock recapitalization on June 7, 2001 whereby outstanding stock options under WorldCom’s existing stock option plans were converted into stock options to acquire shares of WorldCom group common stock having the same terms and conditions, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319.
(5)	Amounts in this column reflect, for Messrs. Capellas and Roscitt, relocation assistance payments and for Messrs. Huyard and Briggs, matching contributions to predecessor’s 401(k) plan.

Option/SAR Grants in Last Fiscal Year

There were no grants of stock options or stock appreciation rights during the fiscal year ended December 31, 2003 to our named executive officers. As a result of WorldCom’s bankruptcy filing, the granting of stock options and other forms of long-term incentive compensation had been suspended. Moreover, based on the recommendation of the appointed Corporate Monitor, restricted stock grants are now the vehicle used to provide long-term incentives to our executives, and the use of stock options is prohibited.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

There were no stock option exercises by our named executive officers during 2003. The following table shows the number of shares of WorldCom group common stock underlying options held at December 31, 2003; however, all stock option agreements were rejected under bankruptcy proceedings. On the Emergence Date, all options related to WorldCom group common stock were cancelled. No stock appreciation rights were held at year-end.

(a)	(b)	(c)	(d)		(e)
Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Options at December 31, 2003 (#)		Value of Unexercised In-the-Money Options at December 31, 2003 ($000’s)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael D. Capellas	—	—	—	—	—	—
Richard R. Roscitt	—	—	—	—	—	—
Wayne E. Huyard	—	—	461,523	—	—	—
Jonathan C. Crane	—	—	—	—	—	—
Fred M. Briggs, III	—	—	604,265	—	—	—

Defined Benefit Plans

We maintain two defined benefit pension plans, the MCI Communications Corporation Plan and the WorldCom International Data Services, Inc. Plan. Additionally, we maintain a supplemental non-qualified defined benefit plan or the supplemental plan, which together with the qualified plans we refer to as the MCI Communications pension plans. These MCI Communications pension plans cover substantially all employees who were MCI Communications employees before its merger with WorldCom, who became WorldCom employees as a result of the merger and who worked over 1,000 hours or more in a year. Effective January 1, 1999, participants of the plans earn no future compensation credits. Vesting and interest credits, however, continue to accrue on the cash balances.

As of December 31, 2003, the estimated present value of the total benefit payable to Messrs. Huyard, Crane and Briggs, upon retirement under the MCI Communications pension plans at normal retirement age expressed as a lump sum, would be $117,629, $177,287 and $364,907, respectively.

Compensation of Directors

During the first three quarters of 2003, directors were paid fees of $35,000 per year and $1,000 per meeting of the Board attended plus certain expenses. Committee members were paid a fee of $750 for any committee meeting attended on the same day as a board meeting and $1,000 for any other committee meeting attended, plus certain expenses. The Chairman of each committee received an additional $3,000 per year. No director compensation consisted of equity securities. Effective with the fourth quarter of 2003, all directors will receive an annual retainer of $150,000 payable in quarterly installments. In addition, the members of the Compensation, Nomination and Corporate Governance Committees receive a retainer of $35,000 per year, paid quarterly, and the Chairman of each of these committees receives a retainer of $50,000 per year, paid quarterly. Members of the Audit Committee receive a retainer of $50,000 per year, paid quarterly, with the Chairman of the committee receiving a retainer of $75,000 per year, paid quarterly.

Pursuant to our 1999 Stock Option Plan, each non-employee director was eligible to receive an annual grant of options. As a result of WorldCom’s bankruptcy filing, however, grants under this plan were suspended.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Michael D. Capellas

Effective December 16, 2002, we reached agreement on the terms and conditions of employment of Michael D. Capellas. The initial term of the agreement expires on December 31, 2005, but the agreement may be renewed annually thereafter.

Under the agreement, Mr. Capellas earns a base salary of $1,500,000, and this amount may be increased upon annual review by our Board of Directors and approval by Richard C. Breeden, our Corporate Monitor appointed by the United States District Court for the Southern District of New York.

For 2004 and 2005 and during any subsequent annual extensions of the agreement, Mr. Capellas will have the opportunity to earn a bonus of 100% of his base salary for performance at target levels based on performance standards, with smaller or greater bonus opportunities for performance below or above target levels, all as determined by the Board of Directors, or if so delegated by the Board, by the Compensation Committee and subject to approval of our Corporate Monitor. Mr. Capellas also received a signing bonus of $2,000,000 upon commencement of employment with the company, subject to his obligation to repay a pro rata portion of this amount if he does not complete the initial term of employment for any reason other than termination by us without “cause,” as defined in the agreement, by Mr. Capellas for “good reason,” as defined in the agreement, or by death or disability. If we terminate Mr. Capellas for “cause,” he must repay the full signing bonus.

We have agreed to maintain officer’s liability insurance coverage in reasonable amounts during the term of Mr. Capellas’s employment agreement and to indemnify and hold him harmless to the fullest extent permitted under the Company’s amended and restated certificate of incorporation, by-laws and applicable law in connection with any claim, suit or other proceeding brought or threatened to be brought by a third party (including a governmental or regulatory agency or body) relating to Mr. Capellas’s employment with the Company or its subsidiaries or affiliates.

If we terminate Mr. Capellas’s employment without “cause” or he terminates his employment for “good reason,” we must pay him a lump sum payment equal to three times the sum of his then current base salary and then current target bonus. If we terminate Mr. Capellas’s employment for “cause” or if he terminates his employment without “good reason,” he will receive salary and other amounts earned but not yet paid through the date of termination, subject to any legal requirements, and he must repay all or a portion of his signing bonus to the extent required under the provision described above. If Mr. Capellas’s employment is terminated because of his death or disability, he or his estate will receive a lump sum payment equal to his then current year’s base salary plus a pro rata portion of his then current target bonus.

Upon emergence from bankruptcy, Mr. Capellas received restricted stock with a value of $12 million, as determined by Lazard LLC, our financial advisor (the “Financial Advisor”). The restricted shares will vest ratably (quarterly in equal parts) over three years, measured from the date of issuance. After releasing shares necessary to cover taxes due as a result of vesting, 75% of the remaining shares may not be resold by Mr. Capellas until 6 months after termination of his employment. For each calendar year after the calendar year in which we emerge from bankruptcy, Mr. Capellas will be eligible to receive an annual equity award valued at twice the sum of his then current base salary plus his then current target bonus upon achievement of performance objectives set for that year by our Board of Directors, with consent of our Corporate Monitor. These awards will vest ratably over a period of not less than three years from the date of issuance. In addition to the above described grants, upon our emergence from bankruptcy, Mr. Capellas received an additional grant of restricted shares of $6 million. Such award is subject to the same terms and conditions as the other restricted stock issued upon emergence. The agreement specifies the vesting periods that would apply to restricted stock that Mr. Capellas may hold at the time of any termination.

Mr. Capellas is subject to a non-competition agreement covering the period of one year from the date of any termination of his employment other than due to the expiration of the agreement without renewal. Mr. Capellas has also agreed not to solicit employees of our company for one year after his termination or the expiration of the agreement.

Mr. Capellas will be entitled to a gross-up for any excise tax imposed in connection with a change in control of the Company sufficient to put him in same after-tax position as if the excise tax were not due. The gross-up will be determined by a nationally recognized public accounting firm selected by the company and Mr. Capellas, other than the Company’s outside auditor.

Mr. Capellas also provided an undertaking to our Corporate Monitor with respect to his commitment to achieve certain goals and objectives relating to the ethical conduct of his duties.

The provisions in Mr. Capellas’ agreement that require approval of our Corporate Monitor shall be deemed satisfied at the time that the district court terminates our Corporate Monitor oversight of the Company.

Employment Agreements with Other Named Executive Officers

The Company expects Messrs. Huyard, Crane and Briggs to sign employment agreements that contain the following terms effective through December 31, 2006:

Under the agreement, Messrs. Huyard, Crane and Briggs will earn a salary of $700,000, $500,000, and $500,000 respectively. Base salary may be increased upon annual review by our Board of Directors, or if so delegated by the Board, by the Compensation Committee. Messrs. Huyard, Crane and Briggs will have the opportunity to earn a bonus of 100 percent of base salary for performance at target levels based on performance standards, with smaller or greater bonus opportunities for performance below or above target levels, all as determined by the Board.

We will agree to maintain officer’s liability insurance coverage in reasonable amounts during the terms of the respective employment agreements of Messrs. Huyard, Crane and Briggs and to indemnify and hold each of them harmless to the fullest extent permitted under the Company’s amended and restated certificate of incorporation, by-laws and applicable law in connection with any claim, suit or other proceeding brought or threatened to be brought by a third party (including a governmental or regulatory agency or body) relating to the executive’s employment with the Company or its subsidiaries or affiliates.

If we terminate the executive’s employment without “cause” or if the executive terminates for “good reason,” we must continue to pay the executive base salary and target bonus for two years after the date of termination. If we terminate the executive’s employment for “cause” or if the executive terminates employment without “good reason,” the executive will receive salary and other amounts earned but not yet paid through the date of termination, subject to any legal requirements. If the executive’s employment is terminated because of death or disability, the executive or the executive’s estate will receive a lump sum payment equal to salary and other amounts earned but not yet paid though the date of termination.

For each calendar year during the period of agreement, the executive will be eligible at the targeted performance levels to receive an annual equity award commensurate with the executive’s position as determined by the Board in its discretion.

If the executive’s employment is terminated, the executive is subject to a non-competition agreement covering the period of one year from the date of any termination of employment other than due to the expiration of the agreement. Each executive will also agree not to solicit employees of the Company for one year after termination or the expiration of the agreement.

Pursuant to the terms of the employment agreements with Messrs. Huyard, Crane and Briggs, following a change in control of the Company, all equity awards granted to the executive will immediately fully vest, and any restrictions on disposition of vested stock or the payment of any deferred stock units shall lapse. If the executive’s employment is terminated by the Company without “cause” (other than due to death or disability) or by the executive for “good reason” within the two-year period immediately following a change in control of the Company or if the executive’s employment is terminated within six months prior to and in anticipation of a change in control, the executive will, in lieu of any other severance benefits, be entitled to a lump sum payment equal to two times the executive’s then current base salary and then current target bonus, a bonus for the year in which the executive’s termination occurs, prorated for the number of days worked, all unvested equity awards will immediately vest and any restrictions on disposition of vested stock or on the payment of any deferred stock units shall lapse, any deferred compensation shall become payable, any amounts earned under other incentive plans that have not vested will vest and become payable and the executive shall receive two years of service and age credit for vesting and eligibility purposes under company retirement or welfare programs and other benefit programs. The executive will be entitled to a gross-up for any excise tax imposed sufficient to put the executive in the same after-tax position as if the excise tax were not due. The amount of the gross-up will be determined by a nationally recognized public accounting firm selected by the Company and the executive, other than the Company’s outside auditor.

Severance Payment to Richard R. Roscitt

Mr. Roscitt entered into an employment agreement with the Company on July 28, 2003; the agreement provided for an annual salary of $1,100,000 and entitlements described above under “Employment Agreements with Other Named Executive Officers.” In addition, Mr. Roscitt received a signing bonus of $1,700,000 in September 2003 and was entitled under his contract to four make-up bonus payments in the amount of $1,225,000 each. In connection with his termination of employment in March 2004, Mr. Roscitt and the Company entered into a separation agreement. Pursuant to the separation agreement, Mr. Roscitt received a separation payment of $8,075,000, in settlement of his entitlement to continuing salary and target bonus described above and the unpaid make-up bonus payments described above. In addition, pursuant to the separation agreement, Mr. Roscitt was paid for unused vacation and will receive a prorated bonus for 2004 in June 2004.

MCI Communications Corporation Executive Deferred Compensation Plan

Messrs. Huyard and Briggs participate in the MCI Communications Corporation Executive Deferred Compensation Plan, a nonqualified deferred compensation plan under which, as was specified in the agreement and plan of merger relating to MCI Communications Corporation and British Telecommunications plc, they and others were permitted to relinquish restricted shares of MCI Communications Corporation common stock that they held and receive grants of incentive stock units which were subject to the same vesting schedule as the restricted stock that was relinquished. Prior to the vesting of their converted incentive stock units, Messrs. Huyard and Briggs were entitled to defer the receipt of their units and to designate an investment preference to determine the future value of such units. The accounts to which the units of Messrs. Huyard and Briggs have been credited will be settled upon the earlier of a date which was previously specified by them as the end of the deferral period or the termination of employment. As of December 31, 2003, the account balances for Messrs. Huyard and Briggs were $1,300,485 and $2,366,895, respectively. These account balances survived the Company’s emergence from bankruptcy.

Equity Compensation Plans

Our equity compensation plans, which became effective as of the Emergence Date, contain provisions relating to a termination of employment or a change in control of the Company. These plans are described below in “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Voting Securities

The following table sets forth the beneficial ownership of Common Stock issued under the Plan as of April 20, 2004 to (1) each person or entity who is known by us to receive 5% or more of our voting common stock under the Plan, (2) each member of our Board of Directors, (3) each of our named executive officers and (4) all directors and executive officers as a group. Each such stockholder has sole voting and investment power over the shares listed opposite his or her name except as set forth in the footnotes hereto.

Name of Beneficial Owner	Shares of Common Stock(1)	Percentage of Class(1)
Financial Ventures, L.L.C(2)	43,447,691	13.80%
MatlinPatterson Global Opportunities Partners L.P.(4)	17,855,159	5.67%
Cindy K. Andreotti(3)	70,126	*
Dennis R. Beresford	—	*
Robert T. Blakely(3)	158,953	*
Fred M. Briggs, III(3)	70,126	*
Michael D. Capellas(3)	841,515	*
Daniel Casaccia(3)	65,451	*
Jonathan C. Crane(3)	70,126	*
W. Grant Gregory	—	*
Judith Haberkorn	—	*
Laurence E. Harris	—	*
Nancy M. Higgins(3)	52,595	*
Eric Holder	—	*
Wayne E. Huyard(3)	93,502	*
Nicholas deB. Katzenbach	—	*
Anastasia D. Kelly(3)	75,970	*
Mark A. Neporent	—	*
C.B. Rogers, Jr. (3)	—	*
Richard R. Roscitt	—	*
Eric Slusser(3)	18,700	*
Grace Chen Trent(3)	51,426	*
All directors and current executive officers as a group (19 persons)	1,568,489	*

*	Less than one percent.
(1)	Based on 314,856,250 million shares of Common Stock issued pursuant to the Plan.
(2)	The foregoing is based on information acquired through our bankruptcy proceedings and amounts we believe that Financial Ventures L.L.C. and its affiliated entities will receive pursuant to the Plan. In addition, on April 21, 2004, Helu Carlos Slim, an affiliate of Financial Ventures, L.L.C., filed a Form 3 with the SEC estimating his indirect ownership interest in MCI common stock to be 42,576,032 shares.
(3)	All shares of Common Stock reflected were granted to the executive on the Emergence Date pursuant to the 2003 Restricted Stock Plan, described below under “MCI, Inc. 2003 Management Restricted Stock Plan.”
(4)	The foregoing is based on information contained in the Schedule 13D filed by MatlinPatterson Global Opportunities Partners L.P. and its affiliates on April 29, 2004.

Equity Compensation Plan Information

Pursuant to the Plan, on the Emergence Date, all of WorldCom’s existing equity compensation plans and all awards granted thereunder were terminated. As of December 31, 2003, outstanding options or shares reserved for future issuance under these plans were deemed to have no value.

MCI, Inc. 2003 Management Restricted Stock Plan

In connection with the confirmation of WorldCom’s bankruptcy, the Bankruptcy Court and WorldCom’s creditors approved the adoption of the MCI, Inc. 2003 Management Restricted Stock Plan (the “2003 Restricted Stock Plan”), which became effective on the Emergence Date. Under the 2003 Restricted Stock Plan, the Company is authorized to issue restricted stock unit and restricted stock awards with respect to up to 10,921,000 shares of MCI Common Stock. Restricted stock unit awards with respect to 8,597,739 of those shares were granted on the Emergence Date.

The following is a summary of certain key features of the 2003 Restricted Stock Plan. This summary is qualified in its entirety by reference to the full text of the plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Purpose. The purpose of the 2003 Restricted Stock Plan is to attract, retain and motivate highly competent persons as officers and key employees of the Company. We expect to benefit from the added interest which such key individuals will have in our welfare as a result of their equity participation in the Company’s success.

Administration and participation. The 2003 Restricted Stock Plan will be administered by the Compensation Committee of the Board of Directors. The plan allows the Compensation Committee to make awards of restricted stock or restricted stock units to such officers and key employees of the Company as the committee in its sole discretion determines to be responsible for the success and future growth and profitability of the Company. .

Types of awards. Awards under the 2003 Restricted Stock Plan may be granted in any one or a combination of stock awards or stock units. Each type of grant is described below. The Compensation Committee will determine the vesting schedule for any stock awards and stock unit awards. The awards granted on the Emergence Date vest quarterly over a period of three years. To the extent permitted by the Compensation Committee in award agreements, participants may exchange grants between stock units and stock awards.

Stock unit awards. Stock unit awards may be granted by the committee in its sole discretion. A “stock unit” means a notional account representing one share of Common Stock. Recipients of stock units awards will be eligible to receive dividend equivalents. A dividend equivalent is the right to receive the amount of any dividend paid on the share of Common Stock underlying a stock unit, which will be payable in cash or in the form of additional stock units. The receipt of stock unit awards may be deferred, as further described below under “MCI, Inc. Deferred Stock Unit Plan.”

Stock awards. Stock awards may be granted by the committee in its sole discretion. A stock award is the transfer of Common Stock with or without payment therefor. A stock award agreement will specify whether the participant will have, with respect to the shares of Common Stock subject to a stock award, all of the rights of a holder of shares of Common Stock of the Company.

Adjustments. If there is any change in the Common Stock of the Company through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Company, an adjustment will be made to the shares available under the 2003 Restricted Stock Plan and to each outstanding stock unit such that each such award shall thereafter be exercisable for such securities, cash and/or other property as would have been received in respect of the Common Stock subject to such stock unit had such award been exercised in full immediately prior to such change or distribution, and such an adjustment shall be made successively each time any such change shall occur. In the event of any change or distribution described in the preceding sentence, in order to prevent dilution or enlargement of participants’ rights under the 2003 Restricted Stock Plan, the committee will have authority to adjust, in an equitable manner, the number and kind of shares that may be issued under the 2003 Restricted Stock Plan, the number and kind of shares subject to outstanding awards, the purchase price applicable to outstanding awards, and the fair market value of the Common Stock and other value determinations applicable to outstanding awards. Appropriate adjustments may also be made by the committee in the terms of any awards under the 2003 Restricted Stock Plan to reflect such changes or distributions and to modify any other terms of outstanding awards on an equitable basis, including modifications of performance targets and changes in the length of performance periods, if applicable. In addition, the committee is authorized to make adjustments to the terms and conditions of, and the criteria included in, awards in recognition of unusual or nonrecurring events affecting the Company or the financial statements of the Company, or in response to changes in applicable laws, regulations, or accounting principles.

Change in control. If there is a change in control of the Company and any participant is terminated without “cause” (as such term is defined in the agreement pertaining to the award) within two years thereafter, all then outstanding stock units of such participant will immediately vest and become settleable and any restrictions on stock awards of such participant will immediately lapse. Thereafter, all awards shall be subject to the terms of any agreement effecting the change in control.

MCI, Inc. Deferred Stock Unit Plan

The following is a summary of certain key features of the MCI, Inc. Deferred Stock Unit Plan (the “Deferred Stock Unit Plan”), which was approved by the Board of Directors, effective on the Emergence Date. This summary is qualified in its entirety by reference to the full text of the plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Purpose. The Deferred Stock Unit Plan was established to enable the deferral of receipt and associated taxation related to stock unit awards granted under the 2003 Restricted Stock Plan.

Administration. The Deferred Stock Unit Plan will be administered by the Compensation Committee of the Board of Directors.

Deferrals of stock unit awards. Any participant may elect to defer receipt of all or a portion of the Common Stock subject to a stock unit award. Any such election must be made in accordance with procedures established by the committee and prior to the date the portion of the stock units to be deferred vests. Once an election to defer is made, it will be permanent and irrevocable. All distributions will be made in the form of Common Stock.

Crediting of deferrals. A participant’s deferred stock unit account will be credited with a number of notional shares of Common Stock equal to the number of stock units deferred as soon as practicable after the stock units would have been received by the participant absent the deferral election. A participant will, at all times, be 100% vested in any amounts credited to his or her deferred stock unit account. The Company is not required to actually invest amounts credited to participants’ accounts in shares of Common Stock or otherwise.

Dividend equivalent rights. An amount equal to any regular cash dividend which would have been received by a participant had the amounts credited to his or her deferred stock unit account actually been invested in shares of Common Stock will be paid to him or her.

MCI, Inc. 2003 Employee Stock Purchase Plan

In connection with the confirmation of WorldCom’s bankruptcy, the Bankruptcy Court and WorldCom’s creditors approved the adoption of the MCI, Inc. 2003 Employee Stock Purchase Plan (the “Employee Ownership Plan”) which became effective on the Emergence Date.

The following is a summary of certain key factors of the Employee Ownership Plan. This summary is qualified in its entirety by reference to the full text of the plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Stock purchase. Under the Employee Ownership Plan, which is a stock purchase plan qualified under Section 423 of the Internal Revenue Code, up to 2,200,000 shares of Common Stock may be purchased by eligible employees of the Company through payroll deductions of up to 15% of their eligible compensation. The purchase price will be equal to the lower of 85% of the market value of the stock at the beginning and at the end of each six-month offer period commencing January 1 and July 1 of each calendar year. The Employee Ownership Plan requires the Company to purchase shares on the open market to fulfill obligations under the plan.

Termination of employment. If a participant’s employment with the Company or a participating subsidiary terminates, then unless the termination coincides with the last day of an offering period, the payroll deductions allocated his or her account for that offering period will be returned to him or her. All shares of Common Stock in the participant’s account will be distributed to him or her.

Change in control. If the Company is a party to a sale of substantially all of its assets, or a merger or consolidation, then the right to purchase shares of Common Stock under the Employee Ownership Plan will be subject to the agreement of sale, merger or other consolidation.

Other adjustments. If there is a stock split, stock dividend or other change affecting the Common Stock, then the number and kind of securities reserved under the Employee Ownership Plan will be appropriately adjusted by the Board of Directors. Appropriate adjustments will also be made to the purchase price for shares of Common Stock at the end of the offering period in which such an event occurs and other terms of the Employee Ownership Plan.

Table of Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information as of the Emergence Date with respect to compensation plans under which equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by Security holders	—	—	2,323,261	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,323,261

(1)	Includes 10,921,000 shares available for award under the 2003 Restricted Stock Plan. Of those shares, 8,597,739 Restricted Stick Unit Awards were granted on the Emergence Date. The material features of the 2003 Restricted Stock Plan are set forth above.
(2)	Includes 2,200,200 shares available for purchase under the Employee Ownership Plan. The material features of the Employee Ownership Plan are set forth above. The number of shares that may be issued at the close of an offering period, and the weighted-average exercise price of such shares, is uncertain and consequently not reflected in columns (a) and (b). The amount of shares to be purchased will depend on the amounts of the contributions. The shares remaining available for future issuance in column (c) includes any shares that may be required under current and future offering periods.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Avantel

On June 30, 2000, we entered into a Sponsor Credit Agreement with Avantel and Banco Nacional de Mexico S.A. whereby we loaned $96 million to Avantel. Interest is payable quarterly at the rate of London Interbank Offered Rate (“LIBOR”) plus 3%. In June 2001, we determined that a portion of the loan was not recoverable and reduced the receivable to fair value of $48 million. The difference between the carrying value and fair value was charged to selling, general and administrative expense in the consolidated statement of operations. In addition, we were due approximately $17 million in accrued interest from June 30, 2000 to December 31, 2002. During 2002 and 2001, approximately $1 million and $4 million, respectively, which represented 50% of each interest payment, was charged to selling, general and administrative expense. At December 31, 2003 and 2002, the outstanding receivable balance, including accrued interest, was $27 million and $57 million, respectively. In 2003, in accordance with EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investment in Other Securities of the Investee,” we decreased the note receivable by $30 million as a result of equity losses in excess of our initial investment value.

Legal Services from Patton Boggs

Laurence Harris, one of our directors, is a partner in the law firm Patton Boggs LLP. The total cost of various legal services provided by Patton Boggs in 2003 was approximately $770,000, of which approximately $181,000 was payable as of December 31, 2003. We believe that the fees paid to Mr. Harris’s firm are normal and customary in amount and scope for the work performed and are similar to that paid by other clients.

Transaction with Covington & Burling

Eric Holder, one of our directors, is a partner in the law firm Covington & Burling. During 2003, we provided telecommunications services to Covington & Burling in the amount of approximately $152,000, of which approximately $48,000 was due to us as of December 31, 2003.

Transaction with Cerberus

Mark A. Neporent, one of our directors, is the Chief Operating Officer and General Counsel of Cerberus Capital Management, L.P. We provided telecommunications services to Cerberus Capital Management, L.P. in the amount of approximately $209,000 during 2003, of which approximately $30,000 was due to us as of December 31, 2003.

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

Fees Paid to the Independent Auditor

We named KPMG on May 15, 2002 to be our independent auditor. Set forth in the table below are the aggregate amount of fees billed to us by KPMG for professional accounting services during 2003 and 2002, except for audit fees which represents the aggregate amount of fees incurred through March 2004 related to the auditing of our consolidated financial statements for the fiscal year ended December 31, 2003. Included in the amounts prior to 2003 are the fees paid related the restatement of our consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. These amounts do not include fees billed to us by our prior independent auditor, Arthur Andersen LLP, for professional accounting services performed by it during the period from January to May 2002.

	2003	2002
	(In Millions)
Audit Fees(1)	$37.3	$143.2
Audit-Related Fees(2)	—	0.3

Total audit and audit-related fees	$37.3	$143.5
Tax Fees(3)	11.7	3.3
All Other Fees(4)	—	—

Total Fees	$49.0	$146.8

(1)	Audit Fees. These are fees for professional services provided for the audit of our annual consolidated financial statements and reviews of our condensed consolidated quarterly financial statements, services that are normally provided by our independent accountant in connection with statutory and regulatory engagements and services generally only our independent accountant reasonably can provide, such as statutory audits required internationally, attest services, consents and assistance with and review of documents filed with the SEC. Included in the Audit Fees category are fees incurred for audits of the financial statements of certain of our subsidiaries performed in compliance with such subsidiaries’ independent legal reporting obligations.
(2)	Audit-Related Fees. These are fees for assurance and related services that that are reasonably related to performance of audit services and traditionally are performed by our independent accountant. More specifically, these include: employee benefit plan audits and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. These are fees for all professional services rendered by our independent accountant’s tax professionals except those related to the audit of our financial statements, including tax compliance, tax advice, and tax planning performed. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and requests for rulings or technical advice from taxing authorities.
(4)	All Other Fees. These are fees for all other products and services provided by our independent accountant that do not fall within the previous categories. No such products and services were provided by KPMG during the period indicated.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

Independent Auditors’ Report	F-2
Independent Auditors’ Report—Embratel Participações S.A.	F-4
Consolidated statements of operations for each of the years in the three-year period ended December 31, 2003 (Predecessor)	F-5
Consolidated balance sheets as of December 31, 2003 (Successor) and 2002 (Predecessor)	F-6
Consolidated statements of changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2003 (Predecessor) and as of December 31, 2003 (Successor)	F-7
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003 (Predecessor)	F-8
Notes to consolidated financial statements	F-9

Exhibits

2.1		Modified Amended Second Joint Plan of Reorganization for WorldCom, Inc. (incorporated herein by reference to Exhibit 2.1 to WorldCom’s Current Report on Form 8-K dated October 31, 2003 (filed November 18, 2003)

2.2		Offer to Purchase for Cash All Outstanding Shares of Class A Common Stock of Digex, Incorporated by WorldCom, Inc., dated August 27, 2003, as amended September 23, 2003 (filed as Exhibit 99(a)(1) to WorldCom’s Schedule TO-T/A, dated September 23, 2003, and incorporated herein by reference)

2.3	*	Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. dated as amended May 14, 2001 (filed as Annex A to WorldCom’s Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)

2.4		Stock Purchase Agreement dated as of March 12, 2004 between Telefonos de Mexico, S.A. de C.V., WorldCom, Inc., MCI International, Inc., MCI WORLDCOM International, Inc. and MCI WorldCom Brazil, LLC (incorporated herein by reference to Exhibit 99.2 to WorldCom’s Current Report on Form 8-K dated March 12, 2004 (filed March 18, 2004)(File No. 01-10415)

2.5		First Amendment to Stock Purchase Agreement dated as of April 7, 2004, by and among Telefonos de Mexico, S.A. de C.V., MCI, Inc., MCI International, Inc., MCI WorldCom International, Inc., and MCI WorldCom Brazil LLC (incorporated herein by reference to Exhibit 99.1 to MCI, Inc.’s Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) (File No. 001-10415))

2.6		Second Amendment, dated as of April 20, 2004, by and among Telefonos de Mexico, S.A. de C.V., MCI, Inc., MCI International, Inc., MCI WorldCom International, Inc., and MCI WorldCom Brazil LLC (incorporated herein by reference to Exhibit 99.2 to MCI, Inc.’s Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) (File No. 001-10415))

3.1		Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Seven by inserting Articles Seven D, E, F, and G) (incorporated herein by reference to Exhibit 3.1 to WorldCom’s registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.2		Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Four by deleting the text thereof and substituting new Article Four) (incorporated herein by reference to Exhibit 3.2 to WorldCom’s registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.3		Articles of Amendment to the Second Amended and Restated Articles of Incorporation of WorldCom (amending former Article Eleven by deleting the text thereof and substituting new Article Eleven) (incorporated herein by reference to Exhibit 3.3 to WorldCom’s registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.4		Second Amended and Restated Articles of Incorporation of WorldCom (including preferred stock designations), as amended as of May 1, 2000 (incorporated herein by reference to Exhibit 3.4 to WorldCom’s registration statement on Form S-8 dated August 22, 2001 (Registration No. 333-68204))

3.5		Restated Bylaws of WorldCom, Inc. (incorporated herein by reference to Exhibit 99.2 to WorldCom’s Current Report on Form 8-K dated October 23, 2002 (filed October 23, 2002) (File No. 01-10415)

3.6		Amended and Restated Certificate of Incorporation of MCI, Inc. incorporated herein by reference to Exhibit 3.1 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)

3.7		Bylaws of MCI, Inc. incorporated herein by reference to Exhibit 3.2 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)

4.1		Rights Agreement between WorldCom, Inc. and The Bank of New York, as Rights Agent, dated as of March 7, 2002 (incorporated herein by reference to Exhibit 1 to WorldCom’s Form 8-A dated March 13, 2002 (File No. 0-11258))

4.2		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2007

4.3		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2009

4.4		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2014

4.5		Rights Agreement between MCI, Inc. and The Bank of New York, as Rights Agent, dated as of April 20, 2004 incorporated herein by reference to Exhibit 4.1 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)

4.6		Registration Rights Agreement, dated as of April 20, 2004, among MCI, Inc. and the security holders named therein.

10.1		$1,100,000,000 Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc. and certain of the direct and indirect subsidiaries of WorldCom, Inc. named therein, Citibank, N.A., Initial L/C Issuer; Citicorp USA, Inc., Administrative Agent; J.P. Morgan Securities Inc., Syndication Agent, Joint Lead Arranger and Joint Bookrunner; General Electric Capital Corporation, Documentation Agent and Collateral Monitoring Agent; GECC Capital Markets Group, Inc., Joint Lead Arranger; Solomon Smith Barney Inc., Joint Lead Arranger and Joint Bookrunner; The CIT Group/Business Credit, Inc. and Foothill Capital Corporation, Co-Documentation Agents; and the lenders named therein, dated as of October 15, 2002 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.2	*	364-Day Revolving Credit Agreement among WorldCom and Bank of America, N.A. and The Chase Manhattan Bank, Co-Administrative Agents; Banc of America Securities LLC and J.P. Morgan Securities Inc., Joint Lead Arrangers and Joint Book Managers; Banc of America Securities LLC, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Bank N.V. and Deutsche Banc Alex. Brown Inc., Co-Arrangers; Citibank, N.A., Syndication Agent; ABN Amro Bank N.V. and Deutsche Bank AG New York Branch, Co-Documentation Agents; and the lenders named therein dated as of June 8, 2001 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 0-11258))

10.3	*	Revolving Credit Agreement among WorldCom and Bank of America, N.A. and The Chase Manhattan Bank, Co-Administrative Agents; Banc of America Securities LLC and J.P. Morgan Securities Inc., Joint Lead Arrangers and Joint Book Managers; Banc of America Securities LLC, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Bank N.V. and Deutsche Banc Alex. Brown Inc., Co-Arrangers;

Citibank N.A., Syndication Agent; ABN Amro Bank N.V. and Deutsche Bank AG New York Branch, Co-Documentation Agents; and the lenders named therein dated as of June 8, 2001 (incorporated herein by reference to Exhibit 10.2 to WorldCom’s Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 01-10415))

10.4	*	Amended and Restated Facility A Revolving Credit Agreement among WorldCom, NationsBank, N.A., NationsBanc Montgomery Securities LLC, Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada and the lenders named therein dated as of August 6, 1998 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Current Report on Form 8-K dated August 6, 1998 (filed August 7, 1998) (File No. 0-11258)) (incorporated herein by reference to Exhibit 10.3 to WorldCom’s Current Report on Form 8-K dated June 8, 2001 (filed June 12, 2001) (File No. 01-10415))

10.5		Third Amended and Restated Receivables Purchase Agreement among MCI WORLDCOM Receivables Corporation and WorldCom, Inc. and Corporate Asset Funding Company, Inc., Charta Corporation, Delaware Funding Corporation, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Paradigm Funding LLC, Giro Balanced Funding Corporation, and Liberty Street Funding Corporation, and BankOne, NA (Main Office Chicago) as Managing Agent for Falcon Asset Securitization Corporation and Jupiter Securitization Corporation, and Westdeutsche Landesbank Girozentrale, New York Branch, as Managing Agent for the Paradigm Funding LLC, and Bayerische Landesbank, New York Branch, as Managing Agent for Giro Balanced Funding Corporation and The Bank of Nova Scotia, as Managing Agent for Liberty Street Funding Corporation, and Citicorp North America, Inc., as Managing Agent for Corporate Asset Funding Company, Inc. and Charta Corporation and as Co-Lead Manager, and JPMorgan Chase Bank, as Managing Agent for Delaware Funding Corporation, as Co-Lead Manager and as Administrative Agent, dated as of May 23, 2002 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Current Report on Form 8-K dated May 29, 2002 (filed on May 29, 2002) (File No. 01-10415))

10.6		Amended and Restated Receivables Contribution and Sale Agreement among MCI WORLDCOM Network Services, Inc., MCI WORLDCOM Communications, Inc., Telecom*USA, Inc. and UUNET Technologies, Inc., and WORLDCOM, Inc. and MCI WORLDCOM Receivables Corporation, dated May 23, 2002 (incorporated herein by reference to Exhibit 10.2 to WorldCom’s Current Report on Form 8-K dated May 29, 2002 (filed on May 29, 2002) (File No. 01-10415))

10.7		Second Amended and Restated Receivables Purchase Agreement among MCI WORLDCOM Receivables Corporation, WorldCom, Inc., the banks party thereto, BankOne NA (Main Office Chicago), as a Group Managing Agent, Westdeutsche Landesbank Girozentrale, New York Branch, as a Group Managing Agent, Bayerische Landesbank, New York Branch, as a Group Managing Agent, The Bank of Nova Scotia, as a Group Managing Agent, Citicorp North America, Inc., as a Group Managing Agent and as a Co-Lead Manager, and JPMorgan Chase Bank, as a Group Managing Agent, as Co-Lead Manager and as Administrative Agent, dated as of May 23,2002 (incorporated herein by reference to Exhibit 10.3 to WorldCom’s Current Report on Form 8-K dated May 29, 2002 (filed on May 29, 2002) (File No. 01-10415))

10.8		Second Amended and Restated Undertaking Agreement made by WorldCom, Inc. in favor of the purchasers named therein, the banks named therein, the managing agents named therein, and JPMorgan Chase Bank, as Administrative Agent, dated as of May 23, 2002 (incorporated herein by reference to Exhibit 10.4 to WorldCom’s Current Report on Form 8-K dated May 29, 2002 (filed on May 29, 2002) (File No. 01-10415))

10.9		WorldCom 1999 Stock Option Plan (incorporated herein by reference to Exhibit A to WorldCom’s Proxy Statement dated April 23, 1999 (File No. 01-10415)) (compensatory plan)

10.10		WorldCom, Inc. Third Amended and Restated 1990 Stock Option Plan (incorporated herein by reference to Exhibit A to WorldCom’s Proxy Statement dated April 22, 1996 (File No. 0-11258)) (compensatory plan)

10.11	WorldCom, Inc. Performance Bonus Plan (incorporated herein by reference to Exhibit A to WorldCom’s Proxy Statement dated April 21, 1997 (File No. 0- 11258)) (compensatory plan)

10.12	WorldCom/MFS/UUNET 1995 Performance Option Plan (incorporated herein by reference to Exhibit 10.17 to WorldCom’s Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.13	WorldCom/MFS/UUNET Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to WorldCom’s Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-11258)) (compensatory plan)

10.14	MCI 1979 Stock Option Plan as amended and restated (incorporated by reference to Exhibit 10(a) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-06547)) (compensatory plan)

10.15	Supplemental Retirement Plan for Employees of MCI Communications Corporation and Subsidiaries, as amended (incorporated by reference to Exhibit 10(b) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-06547)) (compensatory plan)

10.16	Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries (incorporated by reference to “Remuneration of Executive Officers” in MCI’s Proxy Statement for its 1992 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.19	1988 Directors’ Stock Option Plan of MCI (incorporated by reference to Exhibit D to MCI’s Proxy Statement for its 1989 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.20	Amendment No. 1 to the 1988 Directors’ Stock Option Plan of MCI (incorporated by reference to Appendix D to MCI’s Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.21	Amendment No. 2 to 1988 Directors’ Stock Option Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (File No. 0-06547)) (compensatory plan)

10.22	Amendment No. 3 to 1988 Directors’ Stock Option Plan of MCI (incorporated by reference to Exhibit 10(j) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.23	Stock Option Plan of MCI (incorporated by reference to Exhibit C to MCI’s Proxy Statement for its 1989 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.24	Amendment No. 1 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(l) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.25	Amendment No. 2 to the Stock Option Plan of MCI (incorporated by reference to Appendix B to MCI’s Proxy Statement for its 1996 Annual Meeting of Stockholders (File No. 0-06547)) (compensatory plan)

10.26	Amendment No. 3 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(n) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.27	Amendment No. 4 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(o) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.28	Amendment No. 5 to the Stock Option Plan of MCI (incorporated by reference to Exhibit 10(p) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.29	Board of Directors Deferred Compensation Plan of MCI (incorporated by reference to Exhibit 10(i) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-06547)) (compensatory plan)

10.30	WorldCom, Inc. Severance Plan restated as of January 1, 2001 (compensatory plan) (incorporated herein by reference to Exhibit 10.30 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.33	Form of employment agreement, effective as of November 2, 1996, between MCI and Bert C. Roberts (incorporated by reference to Exhibit 10(u) to MCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-06547)) (compensatory plan)

10.34	Employment Agreement between UUNET and John W. Sidgmore dated May 13, 1994 (incorporated herein by reference to UUNET’s Registration on Form S-1 (Registration No. 33-91028)) (compensatory plan)

10.35	Change of Control Severance Agreement effective April 8, 1997 between Brooks Fiber Properties, Inc. (“BFP”) and James C. Allen (incorporated herein by reference from Exhibit 10.1 to BFP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-28036)) (compensatory plan)

10.36	Promissory Note dated September 8, 2000 between Bernard J. Ebbers and WorldCom (incorporated herein by reference from Exhibit 10.4 to the WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 01-10415)

10.37	Promissory Note dated November 1, 2000 between Bernard J. Ebbers and WorldCom (incorporated herein by reference from Exhibit 10.5 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 01-10415)

10.38	Letter Agreement dated November 1, 2000 between Bernard J. Ebbers and WorldCom (incorporated herein by reference from Exhibit 10.6 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 01-10415)

10.39	Limited Guaranty made as of November 14, 2000 by WorldCom in favor of Bank of America, N.A. (incorporated herein by reference from Exhibit 10.7 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 01-10415)

10.40	Limited Guaranty made as of February 12, 2001 by WorldCom in favor of Bank of America, N.A. (incorporated herein by reference from Exhibit 10.35 to WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 01-10415)

10.41	Promissory Note dated December 29, 2000 between Bernard J. Ebbers and WorldCom (incorporated herein by reference from Exhibit 10.36 to WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 01-10415)

10.42	Promissory Note dated September 10, 2001 payable by Bernard J. Ebbers to the order of WorldCom (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001) (File No. 01-10415)

10.43	First Modification and Reaffirmation of Limited Guaranty dated as of January 25, 2002, by and between WorldCom and Bank of America, N.A. (incorporated herein by reference from Exhibit 10.38 to WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 01-10415)

10.44	Promissory Note dated January 30, 2002 payable by Bernard J. Ebbers to the order of WorldCom (incorporated herein by reference from Exhibit 10.39 to WorldCom’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 01-10415)

10.45	Letter Agreement made as of April 2, 2002, between Bernard J. Ebbers and WorldCom, amending, restating and confirming the understandings contained in the Letter Agreement dated November 1, 2000 (incorporated herein by reference to Exhibit 10.1 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.46	Pledge and Security Agreement dated April 18, 2002 by Bernard J. Ebbers in favor of WorldCom (incorporated herein by reference to Exhibit 10.2 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.47	Promissory note dated April 29, 2002 payable by Bernard J. Ebbers to WorldCom (incorporated herein by reference to Exhibit 10.3 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.48	Letter Agreement made as of April 29, 2002 between Bernard J. Ebbers and WorldCom (incorporated herein by reference to Exhibit 10.4 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.49	Separation Agreement between WorldCom and Bernard J. Ebbers, dated April 29, 2002 (incorporated herein by reference to Exhibit 10.5 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.50	Mutual Release by and between Bernard J. Ebbers and WorldCom, dated as of April 29, 2002 (incorporated herein by reference to Exhibit 10.6 to WorldCom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002) (File No. 01-10415)

10.51	Settlement Agreement dated as of October 27, 2002, among Stiles A. Kellett, Jr., Kellett Investment Corporation and WorldCom (incorporated herein by reference to Exhibit 99.3 to WorldCom’s Current Report on Form 8-K dated November 12, 2002) (File No. 01-10415)

10.52	Employment Terms Agreement, dated December 16, 2002, by and between WorldCom and Michael D. Capellas (incorporated herein by reference to Exhibit 10.52 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.53	Amendment No. 1 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of October 30, 2002 (incorporated herein by reference to Exhibit 10.53 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.54	Waiver No. 2 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of December 30, 2002 (incorporated herein by reference to Exhibit 10.54 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.55	Amendment No. 3 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of January 31, 2003 (incorporated herein by reference to Exhibit 10.55 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.56	Amendment No. 4 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of March 24, 2003 (incorporated herein by reference to Exhibit 10.56 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.57	Waiver No. 5 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of June 10, 2003 (incorporated herein by reference to Exhibit 10.57 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.58	Amendment and Waiver No. 6 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of August 22, 2003 (incorporated herein by reference to Exhibit 10.58 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.59	Amendment No. 7 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of October 24, 2003 (incorporated herein by reference to Exhibit 10.59 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.60	Waiver No. 8 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc., as administrative agent, dated as of December 16, 2003 (incorporated herein by reference to Exhibit 10.60 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.61	Waiver No. 9 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc. as administrative agent, dated as of February 12, 2004 (incorporated herein by reference to Exhibit 10.61 to WorldCom’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (file No. 001-10415)

10.62	Waiver No. 10 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc. as administrative agent, dated as of March 22, 2004.

10.63	Draft of Waiver No. 11 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement among WorldCom, Inc., as borrower; each of the guarantors party thereto; each of the lenders party thereto and Citicorp USA, Inc. as administrative agent, dated as of April 7, 2004.

10.64	MCI, Inc. 2003 Employee Stock Purchase Plan

10.65	MCI, Inc. 2003 Management Restricted Stock Plan

10.66	MCI, Inc. Deferred Stock Unit Plan

*10.67	Form of Employment Agreement between MCI, Inc. and Michael Capellas.

*10.68	Form of Employment Agreement between MCI, Inc. and other named executives (Messrs. Huyard, Roscitt, Crane and Briggs)

10.69	Form of Supplemental Appendix to Employment Agreement of Richard R. Roscitt

10.70	Separation Agreement between Richard R. Roscitt and WorldCom, Inc. dated March 24, 2004 (to be filed as an exhibit to the Company’s quarterly report for the period ended March 31, 2004).

14.1	MCI, Inc.’s Code of Ethics and Business Conduct, “The Way We Work.”

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 14, 2002 (incorporated herein by reference to Exhibit 16.1 to WorldCom’s Current Report on Form 8-K filed May 15, 2002 (File No. 01-10415))

16.2	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 28, 2002 (incorporated herein by reference to Exhibit 16.1 to WorldCom’s Current Report on Form 8-K/A filed May 28, 2002 (File No. 01-10415))

21.1	Subsidiaries of MCI, Inc.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules/appendices to this Agreement to the SEC upon request.

Reports on Form 8-K

During the fiscal quarter ended December 31, 2003, we filed or furnished the following information under Form 8-K:

•	On October 15, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of August 2003 with the Bankruptcy Court and a press release related thereto.

•	On November 14, 2003, we furnished information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding an announcement that we intend to seek a buyer for our 19.26 percent economic interest and 51.79 percent voting interest in Embratel Participações S.A. and a press release related thereto.

•	On November 18, 2003, we furnished information under Item 3, “Bankruptcy or Receivership,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the Bankruptcy Court’s issuance of an Order on October 31, 2003 confirming our plan of reorganization containing certain conditions to be satisfied by us prior to the effective date of our emergence from bankruptcy, unless such conditions are waived pursuant to the plan. We furnished in our Current report: a copy of the Order, our modified second amended joint plan of reorganization dated October 21, 2003, a summary of the plan of reorganization and a press release related thereto.

•	On November 18, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of September 2003 with the Bankruptcy Court and a press release related thereto.

•	On December 2, 2003, we furnished information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the completion of our tender offer for all outstanding Class A common stock of Digex, Incorporated and our subsequent merger with Digex to complete the acquisition of that company and press releases related thereto.

•	On December 17, 2003, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of October 2003 with the Bankruptcy Court and a press release related thereto.

•	On December 22, 2003, we furnished information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the allocation of the principle amount of the three series of notes to be issued by us upon emergence from bankruptcy pursuant to our confirmed plan of reorganization and an announcement of an extension of the deadline for certain claim holders to submit their election forms specifying the portion of their claims they elect to be paid in the form of notes or shares of common stock in the reorganized company and a press release related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCI, INC.

/s/ Robert T. Blakely Robert T. Blakely
Chief Financial Officer

Date: April 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael D. Capellas Michael D. Capellas	Director, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2004

/s/ Robert T. Blakely Robert T. Blakely	Chief Financial Officer (Principal Financial Officer)	April 29, 2004

/s/ Eric Slusser Eric Slusser	Senior Vice President, Controller	April 29, 2004

/s/ Nicholas deB. Katzenbach Nicholas deB. Katzenbach	Chairman of the Board	April 29, 2004

/s/ Dennis R. Beresford Dennis R. Beresford	Director	April 29, 2004

/s/ W. Grant Gregory W. Grant Gregory	Director	April 29, 2004

/s/ Judith R. Haberkorn Judith R. Haberkorn	Director	April 29, 2004

/s/ Laurence E. Harris Laurence E. Harris	Director	April 29, 2004

/s/ Eric H. Holder Eric H. Holder	Director	April 29, 2004

/s/ Mark A. Neporent Mark A. Neporent	Director	April 29, 2004

/s/ C.B. Rogers, Jr. C.B. Rogers, Jr.	Director	April 29, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
MCI, Inc. and subsidiaries
Independent Auditors’ Report	F-2
Independent Auditors’ Report—Embratel Participações S.A.	F-4
Consolidated statements of operations for each of the years in the three-year period ended December 31, 2003 (Predecessor)	F-5
Consolidated balance sheets as of December 31, 2003 (Successor) and 2002 (Predecessor)	F-6
Consolidated statements of changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2003 (Predecessor) and as of December 31, 2003 (Successor)	F-7
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003 (Predecessor)	F-8
Notes to consolidated financial statements	F-9

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MCI, Inc. (formerly WorldCom, Inc.):

We have audited the accompanying consolidated balance sheets of MCI, Inc. and subsidiaries (Debtors-in-Possession from July 21, 2002) as of December 31, 2003 (Successor Company) and 2002 (Predecessor Company) (collectively, the Company), and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Embratel Participações S.A. and subsidiaries (“Embratel”), a partially-owned subsidiary, which statements reported in Brazilian Reals (R$) reflect total assets of R$13.7 billion (US$4.7 billion) and R$13.9 billion (US$3.9 billion) as of December 31, 2003 and 2002, respectively. Embratel’s revenues total R$9.2 billion (US$3.0 billion), R$9.5 billion (US$3.2 billion) and R$10.3 billion (US$4.4 billion) in 2003, 2002 and 2001, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Embratel Participações S.A. and subsidiaries, is based solely on the report of the other auditors.

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

The Company’s consolidated financial statements do not disclose earnings (loss) per common share information allocated between the Company’s two series of separately traded tracking stocks for the years ended December 31, 2003, 2002 and 2001. Earnings per share information is required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. In our opinion, disclosure of this information is required by accounting principles generally accepted in the United States of America.

In our opinion, except for the omission of the information discussed in the preceding paragraph, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCI, Inc. and subsidiaries (Debtors-in-Possession from July 21, 2002) as of December 31, 2003 (Successor Company) and 2002 (Predecessor Company), and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on October 31, 2003, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan of Reorganization (the Plan). The Plan became effective on April 20, 2004 and the Company emerged from Chapter 11 of Title 11 of the U.S. Bankruptcy Code (Chapter 11). In connection with its emergence from Chapter 11, the Company adopted fresh-start reporting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as of December 31, 2003 as further described in Note 4 to the consolidated financial statements. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As discussed in Note 2, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.

KPMG LLP

April 27, 2004

McLean, Virginia

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Embratel Participações S.A.:

Rio de Janeiro-RJ, Brazil.

We have audited the accompanying consolidated balance sheets of Embratel Participações S.A. and subsidiaries as of December 31, 2003 and 2002 and the consolidated statements of operations, changes in shareholders’ equity and changes in financial position for each of the three years in the period ended December 31, 2003, all expressed in Brazilian Reais (not separately presented). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Our audits were conducted in accordance with auditing standards generally accepted in Brazil and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Embratel Participações S.A. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations, the changes in shareholders’ equity and the changes in their financial position for each of the three years in the period ended December 31, 2003, in conformity with accounting practices adopted in Brazil.

Accounting practices adopted in Brazil vary in certain respects from accounting principles generally accepted in the United States of America. Application of accounting principles generally accepted in the United States of America would have affected shareholders’ equity as of December 31, 2003 and 2002 and the results of operations for each of the three years in the period ended December 31, 2003, to the extent summarized in Note 30 to the consolidated financial statements.

DELOITTE TOUCHE TOHMATSU

Rio de Janeiro, Brazil

March 17, 2004 (except with respect to the matters discussed in Note 30, as to which the date is April 6, 2004).

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Predecessor Company
	Year Ended December 31,
	2003	2002	2001
Revenues	$27,315	$32,189	$37,608
Operating expenses:
Access costs	13,040	14,651	16,013
Costs of services and products	3,498	4,309	5,314
Selling, general and administrative	7,222	9,142	10,602
Depreciation and amortization	2,647	3,291	4,770
Unclassified, net	—	(35)	(383)
Property, plant and equipment impairment charges	—	4,599	5,729
Goodwill and intangibles impairment charges	—	400	5,698

Total	26,407	36,357	47,743
Operating income (loss)	908	(4,168)	(10,135)
Other income (expense), net:
Interest expense (contractual interest of $2,425 in 2003 and $2,360 in 2002)	(190)	(1,372)	(2,099)
Miscellaneous income (expense), net (includes a $2,250 SEC fine in 2002)	218	(2,793)	(934)
Reorganization items, net	22,083	(802)	—

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	23,019	(9,135)	(13,168)
Income tax expense	407	54	503
Minority interests, net of tax	168	(193)	(702)

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	22,444	(8,996)	(12,969)
Net loss from discontinued operations	(18)	(145)	(2,629)

Income (loss) before cumulative effects of changes in accounting principles	22,426	(9,141)	(15,598)
Cumulative effects of changes in accounting principles	(215)	(32)	1

Net income (loss)	22,211	(9,173)	(15,597)
Distributions on preferred securities (contractual distributions of $31 in 2003 and $35 in 2002)	—	19	19

Net income (loss) attributable to common shareholders	$22,211	$(9,192)	$(15,616)

See accompanying notes to consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	Successor Company	Predecessor Company
	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$6,178	$2,820
Accounts receivable, net of allowance for doubtful accounts of $1,762 for 2003 and $1,817 for 2002	3,973	5,611
Prepaid expenses	377	445
Deferred taxes	990	150
Other current assets	459	623
Assets held for sale	176	—

Total current assets	12,153	9,649
Property, plant and equipment, net	11,758	14,190
Investments	238	170
Intangible assets, net	2,135	1,514
Deferred taxes	608	505
Other assets	475	734

	$27,367	$26,762

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable	$1,722	$1,080
Accrued access costs	2,240	2,068
Current portion of long-term debt	330	885
Accrued interest	25	35
Other current liabilities	4,361	3,354
Liabilities of assets held for sale	23	—

Total current liabilities	8,701	7,422
Long-term debt, excluding current portion	7,117	1,046
Deferred taxes	1,213	226
Other liabilities	714	468
Liabilities subject to compromise	—	37,154
Commitments and contingencies (Notes 11, 19 and 20)
Minority interests	1,150	837
Minority interests subject to compromise
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures	—	750
Mandatorily redeemable preferred stock issued by subsidiaries	—	660
Preferred stock subject to compromise—Series D, E, and F Junior Convertible Preferred Stock ($494 aggregate liquidation preference including $1 of accrued and unpaid dividends for 2002)	—	494
Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; authorized: 50,000,000 in 2002; issued and outstanding: none for 2002	—	—
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000 in 2003; issued and outstanding: 314,856,250 for 2003	3	—
Old common stock:
WorldCom group common stock, par value $.01 per share; authorized: 4,850,000,000 in 2002; issued and outstanding: 2,975,109,694 for 2002	—	30
MCI group common stock, par value $.01 per share; authorized: 150,000,000 in 2002; issued and outstanding: 118,877,925 for 2002	—	1
Additional paid-in capital	8,469	56,384
Accumulated deficit	—	(78,167)
Treasury stock, at cost: 6,765,316 shares of WorldCom group common stock in 2002; 270,611 shares of MCI group common stock in 2002	—	(185)
Accumulated other comprehensive loss	—	(358)

Total shareholders’ equity (deficit)	8,472	(22,295)

	$27,367	$26,762

See accompanying notes to consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For Each of the Years in the Three-Year Period Ended December 31, 2003

(In Millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2001	$29	$54,911	$(53,146)	$(185)	$183	$1,792
Net loss			(15,597)			(15,597)
Currency translation adjustments					112	112
Unrealized gains on marketable securities					9	9
Reclassification adjustment for gains included in net loss					(436)	(436)
Minimum pension liability adjustment					(9)	(9)
Cumulative effect of adoption of SFAS 133					35	35
Transition adjustment from adoption of SFAS 133					(36)	(36)

Comprehensive loss						(15,922)
Dividends declared on common stock			(213)			(213)
Distributions on preferred securities			(19)			(19)
Exercise of stock options		109				109
Issuance of common stock in connection with acquisitions	1	1,309				1,310
Other	1	1				2

Balance at December 31, 2001	31	56,330	(68,975)	(185)	(142)	(12,941)
Net loss			(9,173)			(9,173)
Currency translation adjustments					(156)	(156)
Unrealized loss on marketable securities					(3)	(3)
Reclassification adjustment for gains included in net loss					(19)	(19)
Minimum pension liability adjustment					(38)	(38)

Comprehensive loss						(9,389)
Distributions on preferred securities			(19)			(19)
Issuance of common stock for preferred dividends		9				9
Exercise of stock options		15				15
Conversion of preferred stock		28				28
Other		2				2

Balance at December 31, 2002	31	56,384	(78,167)	(185)	(358)	(22,295)
Net income			22,211			22,211
Currency translation adjustments					15	15
Unrealized gains on marketable securities					12	12
Reclassification adjustment for gains included in net income					(5)	(5)

Comprehensive income						22,233
Conversion of preferred stock to common		58				58
Other		2				2
Application of fresh-start reporting (Note 4):
Cancellation of Predecessor common stock	(31)	(56,444)		185		(56,290)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss			55,956		336	56,292
Issuance of MCI common stock	3	8,469				8,472

Balance at December 31, 2003 (Successor Company)	$3	$8,469	$—	$—	$—	$8,472

See accompanying notes to consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Predecessor Company
	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$22,211	$(9,173)	$(15,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,647	3,291	4,851
Loss on impairment of long-lived assets, goodwill and intangibles	—	4,999	12,841
Loss on impairment of investments	12	25	640
Cumulative effects of changes in accounting principles	215	32	(1)
Minority interests, net of tax	168	(193)	(702)
Realized gain on investments	(28)	(24)	(188)
Loss on sale of property, plant and equipment	43	123	79
Bad debt provision	997	1,517	1,837
Deferred tax (benefit) expense	(65)	171	(408)
Reserve for employee loan	—	332	—
Effect of the plan of reorganization and revaluation of assets and liabilities	(22,674)	—	—
Non-cash reorganization items, net	387	688	—
Other	—	73	112
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(203)	(2,883)	(509)
Other current assets	98	727	457
Non current assets	226	—	350
Accounts payable and accrued access costs	(119)	(325)	(1,179)
Other liabilities	47	1,144	320
Other	—	(59)	(58)

Net cash provided by operating activities	3,962	465	2,845
INVESTING ACTIVITIES
Additions to property, plant and equipment	(954)	(1,660)	(6,465)
Proceeds from sale of property, plant and equipment	257	48	48
Proceeds from sale of investments	97	792	561
Purchase of investments	—	—	(95)
Proceeds from disposition of assets	—	53	—
Cash paid for acquisitions, net of cash received	(39)	—	(171)

Net cash used in investing activities	(639)	(767)	(6,122)
FINANCING ACTIVITIES
Principal borrowings on debt	627	2,851	11,830
Principal repayments on debt	(651)	(715)	(7,366)
Proceeds from exercise of stock options	—	15	109
Dividends paid on common and preferred stock	—	(159)	(86)
Redemption of preferred stock	—	—	(200)
Debt issuance costs	—	(50)	(70)

Net cash (used in) provided by financing activities	(24)	1,942	4,217
Effect of exchange rate changes on cash	59	(110)	(32)
Net change in cash and cash equivalents	3,358	1,530	908
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,820	1,290	382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,178	$2,820	$1,290

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for taxes, net	$28	$(471)	$144
Cash paid for interest, net of amounts capitalized	178	1,306	1,831
Cash paid for reorganization items	204	114	—
Non cash items:
Conversion of preferred stock to common stock	58	28	—
Minimum pension liability adjustment	—	38	9
Unrealized holding (gain) loss on investments	(7)	22	697
Reclassification of pre-petition liabilities to liabilities subject to compromise	—	2,890	—

See accompanying notes to consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Organization and Description of Business

MCI, Inc., (formerly known as WorldCom, Inc., (the “Predecessor Company” or “WorldCom) a public corporation organized in 1983 under the laws of Georgia) serves as a holding company for its direct and indirect domestic subsidiaries and foreign affiliates (collectively, the “Company”, “Successor” or “MCI”). Prior to and including December 31, 2003, all operations of the business resulted from the operations of the Predecessor Company. All conditions required for adoption of fresh-start reporting were met on December 23, 2003 and the Company selected December 31, 2003 as the date to adopt the accounting provisions of fresh-start reporting. As a result, the fair value of the Predecessor Company’s assets became the new basis for the Successor Company’s consolidated balance sheet as of December 31, 2003, and all operations beginning January 1, 2004 will be related to the Successor Company.

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

The Company also owns approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. and subsidiaries (“Embratel”), which is a Brazilian voice and data telecommunications company and is considered a separate segment. Because the Company owns a controlling interest in Embratel, the Company consolidates Embratel in the consolidated financial statements. Embratel is operated by its own management and employees. On November 12, 2003, the Predecessor Company announced an intention to sell its interest in Embratel and on March 15, 2004, the Predecessor Company announced that it had entered into a definitive agreement to sell its ownership interest in Embratel to Telefonos de Mexico (“Telmex”) for $360 million in cash. On April 21, 2004, the Company announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million from $360 million. Completion of the sale is subject to approval by applicable regulatory, anti-trust and securities authorities. On April 27, 2004, these assets qualified as discontinued operations. As such, the Company will classify these assets as “held for sale” in its consolidated balance sheet and reclassify all revenues and expenses to discontinued operations for all prior periods in the interim three-month period ended June 30, 2004 (see Note 23).

The Predecessor Company restated its previously reported consolidated financial statements for the years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in a net reduction of previously reported net income of $17.1 billion and $53.1 billion for the years ended

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, and 2000, respectively, and a net reduction of $783 million to beginning shareholders’ equity as of January 1, 2000. As part of the restatement process, the significant issues the Company identified were:

•	Impairment charges, which were not previously recorded, and the resulting impacts on depreciation;

•	Improper reduction of access costs;

•	Inappropriate application of purchase accounting; and

•	Errors in long-lived asset depreciable lives.

In conjunction with the Predecessor Company’s restatement and through December 31, 2002, a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items the Predecessor Company was unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the consolidated statements of operations for the years ended December 31, 2002 and 2001.

On July 21, 2002 (the “Petition Date”), WorldCom, Inc. and substantially all of its domestic subsidiaries (“Debtors”) filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). The Debtors continued to operate their businesses and manage their properties as debtors-in-possession through the close of business on April 19, 2004. The Predecessor Company filed a plan of reorganization (the “Plan”) with the Bankruptcy Court and, on October 31, 2003, the Bankruptcy Court confirmed the Plan. The Predecessor Company emerged from Chapter 11 on April 20, 2004 (the “Emergence Date”) and changed its legal name to MCI.

(2) Summary of Significant Accounting Policies

Use of Estimates

The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for impairment charges, revenues and related allowances, allowance for doubtful accounts, accrued access costs, depreciation and amortization of property, plant and equipment and intangible assets, income taxes, acquisition related assets and liabilities, contingent liabilities and fresh-start reporting. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Financial Statement Preparation

For the period subsequent to the Petition Date, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Predecessor Company’s consolidated statements of operations. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows.

Fresh-Start Reporting

Although the Company emerged from bankruptcy on April 20, 2004, the Predecessor Company adopted fresh-start reporting effective at the close of business on December 31, 2003 under the provisions of SOP 90-7 which resulted in a new reporting entity for accounting purposes (Successor Company). The consolidated balance sheet as of December 31, 2003 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. The statements of operations and cash flows for the three-year period ended December 31, 2003 reflect the operations of the Predecessor Company, which includes the gain from application of fresh-start reporting, and the consolidated balance sheet as of December 31, 2002 reflects the assets and liabilities of the Predecessor Company (see Note 4). The adoption of fresh-start reporting had a material effect on the consolidated financial statements as of December 31, 2003 and will have a material impact on consolidated statements of operations for periods subsequent to December 31, 2003.

In addition, the Successor Company was required to adopt changes in accounting principles that will be required in the consolidated financial statements of the emerging entity within the twelve months following the adoption of fresh-start reporting. The Successor Company completed a review of these accounting pronouncements and there was no material impact on its consolidated results of operations, financial position or cash flows.

In connection with fresh-start reporting, the Successor Company’s new debt obligations included in the Successor Company’s consolidated balance sheet were adjusted as of December 31, 2003 to a value based on an imputed interest rate. The difference between the December 31, 2003 obligation in the consolidated balance sheet and the face value of the obligations issued on April 20, 2004 was estimated to be $114 million, using an imputed rate of interest of approximately 6.7% which represented the estimated weighted average rate on the debt issued on the Emergence Date. The amount was recorded in the consolidated balance sheet as a discount. The debt obligations will be accreted to the face value of the Company’s obligations beginning January 1, 2004 through the Emergence Date.

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

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

Embratel is the Company’s only significant subsidiary with a functional currency other than the Company’s reporting currency, which is the U.S. dollar. Assets and liabilities recorded in Embratel’s functional currency, the Brazilian Real, are translated at the exchange rate as of the balance sheet date. Embratel’s revenue and expense accounts are translated at a weighted-average exchange rate in effect during the reporting period. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit).

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency transaction gains (losses) of $112 million, $(704) million and $(274) million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

All equity investments for which the equity securities do not have readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under the cost method of accounting, private equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, dividends received in excess of earnings and additional investments.

The Company periodically reviews its investments to determine if a loss in value which is other-than-temporary has occurred. In these reviews, the Company considers all available information, including the recoverability of its investment, the earnings and near-term prospects of the entity, factors related to the industry, financial and operating conditions of the entity and the Company’s ability, if any, to influence the management of the entity.

All debt investments and equity securities with readily determinable fair values over which the Company does not exercise significant influence are recorded as available-for-sale securities. The available-for-sale securities are carried at fair value, with unrealized holding gains or losses reported in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity (deficit), net of tax. Investments available-for-sale are included in investments in the consolidated balance sheet. The Company reviews declines in the fair value of each individual available-for-sale investment security to determine whether the decline is other-than-temporary. The Company considers all available evidence in this decision, including changes in general market conditions, specific industry and individual company data, the length of time and the

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extent to which the market value has been less than the amortized cost, and the Company’s intent and ability to hold the security. The cost basis of the investments in the available-for-sale category is determined using either specific identification or average cost.

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

The Company constructs certain transmission systems and related facilities for use. Certain costs directly related to the construction of such facilities, including interest and internal labor costs relative to certain employees, are capitalized. Such capitalized costs were $2 million (of which none was interest), $243 million (of which $10 million was interest) and $456 million (of which $110 million was interest) in 2003, 2002 and 2001, respectively.

Also included in property, plant and equipment are costs incurred to develop software for internal use. Certain direct development costs and software enhancements associated with internal-use software are capitalized, including external direct costs of material and service, and internal labor costs devoted to these software projects under Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Such capitalized costs were $314 million, $489 million and $765 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Asset Retirement Obligations

On January 1, 2003, the Predecessor Company adopted Statement of Financial Accounting Standards (‘SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This standard requires that obligations, which are legally enforceable, unavoidable and associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at the estimated fair value. The offset to each initial asset retirement obligation is an increase in the carrying amount of the related long-lived assets and is depreciated over its estimated useful life. The liability is accreted over time to a projected disposal date. Upon settlement of the liability, the Company will record a gain or loss in its consolidated statement of operations for the difference between the estimate provided and the actual settlement amount to be paid.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subsequent to adoption of SFAS No. 143 on January 1, 2003, operating expenses will increase as a result of the accretion of the Predecessor Company’s legal asset retirement obligations by approximately $21 million per year and depreciation expense will increase by approximately $6 million per year, which in total is approximately $3 million lower than the combined amounts for 2002 and 2001. These items should have no impact to the Predecessor Company’s cash flows until such time as these long-lived assets are retired and the related obligations are settled. The following pro forma table illustrates the effect on the Predecessor Company’s statements of operations had SFAS No. 143 been applied in 2002 and 2001 (in millions):

	Predecessor Company
	Year Ended December 31,
	2002	2001
Net loss attributable to common shareholders	$(9,192)	$(15,616)
Deduct: Additional accretion and depreciation expense	(30)	(30)

Net loss attributable to common shareholders, as adjusted	$(9,222)	$(15,646)

The following table reflects a reconciliation of the beginning and ending aggregate recorded amount of the asset retirement obligations (in millions):

Balance as of January 1, 2003 (Predecessor Company)	$275

Accretion	21
Additions	20
Dispositions	(17)
Revisions	(16)

Balance as of December 31, 2003 (Successor Company)	$283

Goodwill and Other Indefinite-Lived Intangible Assets

Effective January 1, 2002, the Predecessor Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 eliminated the periodic amortization of goodwill and other indefinite-lived intangible assets in favor of an accounting model that is based solely upon periodic impairment testing. Goodwill and other indefinite-lived intangibles are reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to the results of operations. As required by SFAS No. 142, the Company has selected an annual impairment test date for these assets of October 1. Intangible assets that have definite lives are amortized over their useful lives which range from four years to 40 years and are reviewed for impairment, as discussed in “Valuation of Long-Lived Assets” below.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adoption of SFAS No. 142 on January 1, 2002, the Predecessor Company recognized a cumulative effect of the change in accounting principle of $32 million related to the impairment of indefinite-lived SkyTel channel rights. Prior to January 1, 2002, goodwill and other indefinite-lived intangibles were amortized over the periods estimated to be benefited which ranged from 7 to 40 years using the straight-line method. Additionally prior to January 1, 2002 the Predecessor Company evaluated impairment in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. ”

Valuation of Long-Lived Assets

The Company, effective January 1, 2002, adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides guidance for evaluating the recoverability of all other long-lived assets, principally property, plant and equipment and definite-lived intangible assets. SFAS No. 144 provides similar guidance to SFAS No. 121, which the Predecessor Company applied prior to January 1, 2002. SFAS No. 144 requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

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

Assets and Liabilities Held for Sale

The Company classifies and reports separately assets and liabilities of operations held for sale when all of the following conditions are met: a formal plan for disposal has been authorized by management with proper authority, the operations to be disposed of is available for immediate sale in its present condition, an active program to sell the operations at a reasonable price has been initiated, the sale is expected to occur within one year, and it is unlikely that significant changes to the disposition plan will occur. Assets of operations held for sale are not depreciated, are recorded at the lower of their carrying amount or fair value less estimated costs to sell, and are separately presented in the consolidated balance sheet. The operating results of assets held for sale that meet the requirements for discontinued operations presentation are separately reported as discontinued operations in the consolidated statements of operations for all periods presented.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition of Revenues

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company records provisions against related revenue for service discounts, promotions, achievement credits and incentives related to telecommunication services. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period.

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

Effective January 1, 2000, the Predecessor Company implemented Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”). This pronouncement requires certain up front non-recurring service activation and installation fee revenue to be deferred over the average customer life. Service activation and installation fee revenues are deferred and amortized over the average customer life, which ranges from one to three years, while costs directly related to these revenues are expensed as incurred.

The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of some switched voice operating agreements, as established by Federal Communications Commission (“FCC”) policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like MCI, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement policy that generally extends over a quarterly or six-month period at an agreed upon settlement rate. International settlements are accounted for as revenue for international in-bound calls terminating on the Company’s domestic U.S. facilities and as access cost expense for international out-bound calls originating on the Company’s domestic U.S. facilities and terminating on another international carrier’s facilities.

Reciprocal compensation is the amount paid by one carrier to complete particular calls on a local exchange carrier’s network. Reciprocal compensation paid to and received from other carriers is based on contractual fixed rate per minute charges. The Company recognizes the receipt of reciprocal compensation as revenue and the cost of reciprocal compensation as access cost expense.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Primary interexchange carrier charges, or PICC, are local carrier flat rate charges mandated by the FCC to connect the Company’s customers to each customer’s local carrier facilities. Historically, the local carrier billed PICC directly to the Company who in turn passed the charge on to its customers directly. Effective July 1, 2000, as a result of the FCC’s Coalition for Affordable Local and Long Distance Services, or CALLs order, the PICC fees for residential customers are billed directly to the customer by its local carrier. The Predecessor Company recognized revenue prior to July 1, 2000 for these charges. Subsequent to the CALLs order, the Company does not bill residential or very small business customers for PICC fees, or recognize revenue associated with the charges. The Company does, however, continue to bill PICC fees to business customers.

Allowance for Doubtful Accounts and Revenue Adjustments

The Company’s trade receivables are geographically dispersed and include customers in many different industries, but a substantial amount of the Company’s revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service and Internet online services. The Company performs ongoing credit analysis on its largest customers and, when warranted, requires collateral to support receivables. Collateral generally is given in the form of assignment to the Company of a customer’s receivables in the event of nonpayment. The Company is exposed to concentrations of credit risk from customers which are other telecommunications service providers.

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance from its trade customers. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness, and current industry and economic trends. The Company’s provisions for uncollectible receivables are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table includes the activity related to the Predecessor Company’s allowance for doubtful accounts (in millions):

	Predecessor Company				Successor Company
	Balance at Beginning of Period	Additions Charged to Expense	Accounts Written-Off	Balance at End of Period	As of December 31, 2003
2003	$1,817	$997	$(1,052)	$1,762	$1,762
2002	2,023	1,517	(1,723)	1,817	—
2001	1,573	1,837	(1,387)	2,023	—

Direct Customer and Network Installation Related Costs

Direct customer and network installation related costs generally consist of installation related labor costs and activation fees paid to other telecommunications companies for access to circuits. All direct customer and network installation related costs are expensed as incurred.

Access Costs

Access cost expenses are the costs incurred for the transmission of voice and data over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. The Company records access cost expenses as incurred. Accordingly, at each balance sheet date the Company records its best estimate of the access cost expense incurred but not billed based on internal usage reports. Once the Company receives an invoice from a carrier, a process of reconciling that carrier’s invoice to the Company’s internal usage reports begins. In certain cases, this reconciliation process can take many months to complete. Once the reconciliation is complete, the Company and the carrier agree on the final amount due. In most cases, this process does not result in significant adjustments to the Company’s estimates. Accordingly, at each balance sheet date, the Company has accrued access costs for estimated expenses for amounts that have been billed but are not yet due, amounts that have not yet been billed by the other carriers and amounts for which the reconciliation of the carriers’ invoices to the Company’s internal usage reports has not been completed.

Advertising and Promotional Costs

The Company expenses the costs of advertising and promotions as incurred and these amounts are reported in selling, general and administrative expenses. Advertising and promotional expenses were $621 million, $516 million and $725 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to record the deferred tax assets at an amount expected to be more likely than not recoverable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments

On January 1, 2001, the Predecessor Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, all derivatives are recognized as either assets or liabilities in the consolidated balance sheet at their fair value. The changes in the fair value of all derivative instruments, including embedded derivatives, are recorded in miscellaneous income (expense) in the consolidated statements of operations as the Company has not sought hedge accounting treatment.

From time to time, the Company may also hold equity warrants in various companies, which meet the definition of a derivative under SFAS No. 133. In addition, the Company may also hold investments in convertible preferred stock which may contain embedded derivatives that need to be bifurcated and carried on the consolidated balance sheet at fair value. Changes in fair value are recorded in miscellaneous income (expense) in the consolidated statements of operations.

Benefit Accounting

The Company maintains various pension and postretirement benefit plans for its employees. Embratel maintains its own benefit and postretirement plans. The Company’s plans represent a significant benefit for its employees and are a significant expense to the Company. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefit Other Than Pensions,” certain assumptions and estimates must be made in order to determine the costs and future benefit that will be associated with these plans. These assumptions include the long-term rate of return to be earned by plan assets, the discount rate used to value the projected benefit obligations, wage increases and the healthcare cost trend rate. The Company uses current risk free rates in conjunction with its own borrowing rate as a basis to determine the most appropriate rate of return and discount rate.

Earnings per Share

Historical earnings per share information has not been presented. The Predecessor Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests, including the interests of both the WorldCom group common stockholders and the MCI group common stockholders, were eliminated (without a distribution) upon the consummation of the Plan of Reorganization. In addition, the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) in July 2001 would require the Predecessor Company to determine the net income or loss generated by the WorldCom group and MCI group separately in order to present earnings per share information. Primarily as a result of the extensive re-creation of many of the Predecessor Company’s historical financial entries that was required in order to complete its restatement process, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group impracticable. In lieu of presenting historical earnings per share information, unaudited pro forma earnings per share data for the year ended December 31, 2003 has been presented, with such information calculated by dividing historical net income attributable to common shareholders by the total number of shares of new common stock to be issued pursuant to the Plan. The Predecessor Company believes that this unaudited pro forma presentation provides users of its consolidated financial statements with information that is of greater relevance than historical earnings per share information.

The following unaudited pro forma earnings per share, which includes the results of continuing and discontinued operations, is calculated by dividing the Predecessor Company’s net income attributable to common

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholders by the 326 million shares of new MCI common stock that the Plan assumes to be issued (in millions, except per share amount):

Predecessor Company
2003
(unaudited)
Net income attributable to common shareholders	$22,211
Shares to be issued pursuant to the Plan	326

Pro forma basic and diluted earnings per share	$68.13

Stock-Based Compensation

The Predecessor Company had various stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors. The Predecessor Company accounted for these stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price of the stock-based award.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which became effective for fiscal years ended after December 15, 2002. SFAS No. 148 requires that certain pro forma information assuming the Predecessor Company recognized expense for its stock-based compensation using the fair value method be presented in the summary of significant accounting policies note to the consolidated financial statements. The Predecessor Company did not grant any options in 2003. The fair value of stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions for 2002 and 2001 as follows: volatility (114% and 50%), risk-free interest rate (4.0%, and 4.7%), 5-year expected life and no dividend yield. The fair value of Embratel options was calculated using the assumptions described in Note 18.

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Predecessor Company’s net income (loss) attributable to common shareholders for the years ended December 31, 2003, 2002, and 2001 would have been as follows (in millions):

	Predecessor Company
	Year Ended December 31,
	2003	2002	2001
Net income (loss) attributable to common shareholders, as reported	$22,211	$(9,192)	$(15,616)
Add: Stock-based employee compensation expense recorded, net of tax	2	1	—
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(272)	(304)	(754)

Net income (loss) attributable to common shareholders, pro forma	$21,941	$(9,495)	$(16,370)

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative Effects of Changes in Accounting Principles

During the years ended December 31, 2003, 2002, 2001 the Predecessor Company adopted new accounting pronouncements which resulted in the recording of a cumulative effect of a change in accounting principle in each year’s consolidated statement of operations. The results of adoption of these pronouncements on the statements of operations are as follows:

Effective January 1, 2001, the Predecessor Company adopted SFAS No. 133 and SFAS No. 138. Upon adoption of SFAS No. 133 and SFAS No. 138, the Predecessor Company reported $1 million of income as a cumulative effect of a change in accounting principle in its consolidated statement of operations and $35 million of transition adjustment within accumulated other comprehensive income in the consolidated statement of changes in shareholders’ equity (deficit) in 2001.

Effective January 1, 2002, the Predecessor Company adopted SFAS No. 142. Upon adoption of SFAS No. 142, the Predecessor Company reported a $32 million expense as a cumulative effect of a change in accounting principle in its consolidated statement of operations and reduced the carrying value of SkyTel’s indefinite-lived channel rights in the consolidated balance sheet to their estimated fair value.

Effective January 1, 2003, the Predecessor Company adopted SFAS No. 143. Upon adoption of SFAS No. 143, the Predecessor Company reported a $215 million expense as a cumulative effect of a change in accounting principle in its consolidated statement of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications include changes in the classification of deferred tax assets, reflecting a 2002 receipt of cash to an investing activity versus an operating activity, and adjustments to segment allocations.

New Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which requires gains and losses from extinguishment of debt to be classified as extraordinary items, net of any tax effect, only if they meet the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 145 are effective for fiscal years that began after May 15, 2002. The Company adopted the provisions of SFAS No. 145 effective January 1, 2003 without any material impact on its consolidated results of operations, financial condition and cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which requires that costs, including severance costs, associated with exit or disposal activities be recorded at fair value when a liability has been incurred as opposed to accruing for these costs upon commitment to an exit or disposal plan. SFAS No. 146 includes the restructuring activities that were accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF” or “Task Force”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), costs relating to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 nullifies the guidance under EITF 94-3. The provisions of SFAS No. 146 are effective

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003 without any material impact on its consolidated results of operations, financial condition and cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process and clarifies the definition of a derivative instrument. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Predecessor Company adopted the provisions of SFAS No. 149 effective July 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period that began after June 15, 2003. It was to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement was not permitted. The Predecessor Company adopted the provisions of SFAS No. 150 effective July 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows. Certain instruments were reclassified in the Predecessor Company’s balance sheet at adoption.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132 (R)”). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. The Predecessor Company has complied with the new disclosure requirements that were effective for fiscal years ending after December 15, 2003. Additional disclosure required for interim reporting in fiscal years beginning after June 15, 2004 will be disclosed by the Successor Company when required.

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

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Predecessor Company adopted the pronouncement on October 1, 2003 without any material impact on its consolidated results of operations, financial position and cash flows. The Company-obligated mandatorily redeemable preferred securities were reclassified in the consolidated balance sheet to liabilities subject to compromise at adoption and subsequently removed from the consolidated balance sheet upon the adoption of fresh-start reporting.

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

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EITF 01-8 is effective for arrangements entered into or modified after May 28, 2003. The Predecessor Company adopted the provisions of EITF 01-8 on July 1, 2003 without any material impact on the Predecessor Company’s consolidated results of operations, financial condition and cash flows.

(3) Voluntary Reorganization under Chapter 11

Bankruptcy Proceedings

On July 21, 2002, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11. On November 8, 2002, the Predecessor Company filed voluntary petitions for an additional 43 of its domestic subsidiaries (collectively with the Initial Filers, the “Debtors”). Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as Debtors-In-Possession (“DIP”). Those claims are reflected in the December 31, 2002 consolidated balance sheets as liabilities, minority interest and preferred stock subject to compromise. Prior to the application of fresh-start reporting, the Predecessor Company’s December 31, 2003 consolidated balance sheet included related balances subject to compromise (refer to table below). However, the adoption of fresh-start reporting results in the settlement of such balances based on the estimated payment amounts pursuant to the Plan with the difference recorded as a reorganization gain in the consolidated statement of operations for 2003 (see Note 4).

Additional claims (liabilities subject to compromise) may arise resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The Debtors continued to operate their businesses and manage their properties as Debtors-In-Possession through April 20, 2004. The Bankruptcy Court consolidated the Debtors’ Chapter 11 cases for procedural purposes, and these cases were jointly administered. As a consequence of the bankruptcy filing, most litigation against the Predecessor Company has been stayed.

The Predecessor Company filed its second amendment to the Plan on October 21, 2003 and this Plan was confirmed by the Bankruptcy Court on October 31, 2003. On April 20, 2004, the Plan was consummated at which time the Predecessor Company merged with and into MCI and the separate existence of the Predecessor Company ceased to exist. A summary of the significant provisions of the Plan is set forth below:

•	WorldCom merged with and into MCI whereby the separate existence of WorldCom ceased and MCI is the surviving company;

•	All common and preferred equity shares of the Debtors (and all stock options and warrants) including WorldCom group common stock, MCI group common stock, WorldCom series D, E and F preferred stock, WorldCom Synergies Management Company preferred stock, WorldCom quarterly income preferred securities and Intermedia series B preferred stock were cancelled;

•	All debt securities of the Debtors were settled and cancelled;

•	Unexpired leases and executory contracts of the Debtors were assumed or rejected;

•	MCI issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007, approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009, and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014;

•	Approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares have been issued to settle the SEC civil penalty and approximately 20 million shares are expected to be issued pursuant to the Plan to settle the claims of general unsecured creditors;

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Approximately 11 million shares of new MCI common stock were reserved for issuance under the new management restricted stock plan (of which approximately 8.6 million were issued as of the Emergence Date) and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan;

•	Total payments of approximately $2.6 billion in cash were estimated in the Plan to be paid to settle certain claims against the Debtors, including the SEC civil penalty claim referred to below; and

•	An SEC civil penalty claim was settled by payment of $500 million in cash and, as noted above, the transfer of 10 million shares of new MCI common stock having a value of $250 million (based upon the valuation set forth in the Plan). The funds paid and common stock to be transferred will be made pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

The distribution provisions of the Plan require that the Company settle the allowed claims of certain classes of creditors in cash.

Plan of Reorganization

The following briefly summarizes the classification and treatment of claims and equity interests under the Plan.

Claims estimated to be fully recoverable

•	Administrative expenses and other priority claims, secured tax claims and other secured claims are to be paid in cash.

•	Obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by the Company will be paid in full when due.

Claims having an estimated recovery of less than 100%

•	Convenience claims are to be settled by cash payments of the lesser of 40% of the Allowed Claim or $16,000.

•	Bank settlement claims are to be settled by the distribution of New Notes in the aggregate principal amount of $48 million with their remaining claims paid as WorldCom senior debt claims.

•	WorldCom senior debt claims are to be settled by the distribution of 14.28 shares of New Common Stock for each $1,000 claimed, or New Notes in the principal amount representing 35.7% of the allowed claim or a combination thereof, at each claim holder’s election. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash.

•	WorldCom general unsecured claims are to be settled by the distribution of 7.14 shares of New Common Stock for each $1,000 of allowed claim and cash equal to 17.85% of the allowed claim.

•	MCI Communications, Inc. (“MCIC”) pre-merger claims are to be settled by the distribution of 7.14 shares of New Common Stock for each $1,000 of allowed claim and cash equal to 42.15% of the allowed claim.

•	MCIC senior debt claims are to be settled by the distribution of New Notes representing 80% of the allowed claim.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	MCIC subordinated debt claims are to be settled by the distribution of cash representing 42% of the allowed claim or New Notes representing 44% of the allowed claim, at each claim holder’s option. In addition, $31 million and reimbursement of certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Predecessor Company.

•	Intermedia senior debt claims are to be settled by a distribution of 37.4 shares of New Common Stock for each $1,000 of allowed claims, or New Notes in the principal amount representing 93.5% of the allowed claim or a combination thereof, at the option of the holder. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Predecessor Company.

•	Intermedia general unsecured claims are to be settled by a distribution of 16.64 shares of New Common Stock for each $1,000 of allowed claim and cash representing 41.6% of the Allowed Claim.

•	Intermedia subordinated debt claims are to be settled by a distribution of 18.56 shares of New Common Stock for each $1,000 of allowed claim, or New Notes in the principal amount representing 46.4% of the allowed claim or a combination thereof, at the option of the holder. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Predecessor Company.

•	Intermedia Series B redeemable exchangeable preferred stock claims will receive $29 million in cash to be distributed to the entire class.

Claims receiving no compensation

•	WorldCom subordinated claims, WorldCom equity interests, and Intermedia common equity interests will receive no distribution.

Dividends or Stock Repurchases

•	No amounts are being distributed in cash in the form of dividends or stock repurchases.

Liabilities Subject To Compromise

Liabilities subject to compromise represent the liabilities of the Debtors incurred prior to the Petition Date, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following at December 31, 2003 and 2002 (in millions):

	Predecessor Company
	As of December 31,
	2003	2002
Long-term debt	$30,679	$30,679
Accrued interest	580	557
Pre-petition accounts payable and accrued access costs	1,561	2,822
8% Junior Subordinated Deferrable interest debentures, Series A, due to affiliated trust	750	—
Subsidiary preferred shares subject to mandatory redemption	660	—
Other liabilities, primarily the $2,250 SEC penalty	3,302	3,096

Liabilities subject to compromise	37,532	$37,154

Application of fresh-start reporting (Note 4)	(37,532)

Liabilities subject to compromise (Successor Company)	$—

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the amounts reported as liabilities subject to compromise in the table above, the Predecessor Company analyzed pre-petition liabilities against the actual claims filed by creditors. In some individual instances and in total, claims filed by creditors are in excess of the amounts recorded by the Debtors. The Predecessor Company has recorded an estimate of allowed claims based on the analysis that has been completed to date. However, given the size and complexity of the Chapter 11 cases, there is some uncertainty as to the ultimate liability that will be negotiated with creditors for these pre-petition claims, and, the final liability upon completion of the reconciliation and negotiation with claimants at a future date may be significantly higher or lower than management’s current estimate. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe are due.

During 2003, the Predecessor Company made adjustments to liabilities subject to compromise for settlements, reclassifications of preferred securities under SFAS No. 150 and FIN 46, and additions for additional liabilities recognized under the Plan. The following table identifies the changes in the Predecessor Company’s liabilities subject to compromise prior to the adoption of fresh-start reporting for the period from January 1, 2003 to December 31, 2003 (in millions):

Liabilities subject to compromise as of January 1, 2003	$37,154
Settlements:
Accounts receivable reductions	(946)
Payments in cash	(430)
Reclassifications:
8% Junior Subordinated Deferrable interest debentures, Series A, due to affiliated trust	750
Subsidiary preferred shares subject to mandatory redemption	660
Other reclassifications	(38)
Additions:
Additional liabilities and contract rejections	413
Other adjustments	25
Gain on settlement with creditors	(56)

Liabilities subject to compromise as of December 31, 2003	$37,532

No interest expense related to pre-petition debt has been accrued following the Petition Date as none of the allowed claims against the Predecessor Company has underlying collateral in excess of the principal amount of debt. If the Predecessor Company had recognized interest on the basis of the amounts it was contractually required to pay, additional interest expense of $2.2 billion and $970 million would have been recorded in 2003 and 2002, respectively.

Reorganization items, net

Following the filing of the Chapter 11 cases, the Predecessor Company commenced a comprehensive reorganization process, together with its financial and legal advisors, to review and analyze its businesses, owned properties, contracts and leases to determine if any of these owned assets should be divested and which contracts and leases should be rejected or assumed during the Chapter 11 cases. The reorganization efforts include asset dispositions, sale of businesses, rejection of leases and contracts and other operational changes.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization items consisted of the following for the years ended December 31, 2003 and 2002 (in millions):

	Predecessor Company
	Year Ended December 31,
	2003	2002
Contract rejections	$(237)	$(363)
Write-off of debt issuance costs and original issue discounts	—	(200)
Employee retention, severance and benefits	(121)	(97)
Loss on disposal of assets	(22)	(56)
Lease terminations	(182)	(64)
Professional fees	(125)	(43)
Gains on settlements with creditors	56	14
Effects of the plan of reorganization and fresh-start reporting	22,324	—
Increase to fresh-start basis of assets and liabilities	350	—
Interest earned by debtor entities during reorganization	40	7

(Income) expense from reorganization items, net	$22,083	$(802)

Included in reorganization items, net for the year ended December 31, 2003 was the Predecessor Company’s gain recognized from the effects of the Plan. The gain results from the difference between the Predecessor Company’s carrying value of remaining pre-petition liabilities, minority interests and redeemable preferred stock subject to compromise and the amounts to be distributed pursuant to the Plan. The gain from the effects of the Plan and the application of fresh-start reporting is comprised of the following (in millions):

Discharge of liabilities subject to compromise	$37,532
Discharge of preferred stock subject to compromise	436
Issuance of new common stock	(8,472)
Issuance of new debt, net of a $114 discount	(5,552)
Accrual of amounts to be settled in cash	(1,620)

Gain from the effects of the Plan	$22,324

(4) Fresh-Start Reporting

In accordance with SOP 90-7, the Predecessor Company adopted fresh-start reporting as of the close of business on December 31, 2003. The consolidated balance sheet as of December 31, 2003 gives effect to allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. As discussed below, these allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet are subject to adjustment as estimated valuations are finalized.

The following consolidated balance sheet reflects the implementation of the Plan as if the Plan had been effective on December 31, 2003. Reorganization adjustments have been recorded in the consolidated balance sheet to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of the Company’s reorganization value as defined in SOP 90-7. In August 2003, the Company determined a reorganization value, together with the financial advisor, using various valuation methods including: (i) publicly traded company

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysis, (ii) discounted cash flow analysis and (iii) precedent transactions analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The assumptions used in the calculations for the discounted cash flow analysis regarding projected revenue, costs, and cash flows, for the period 2003-2005 were provided by the Company’s management based on their best estimate at the time the analysis was performed. Management’s estimates implicit in the cash flow analysis included increases in net revenue of 1.0% per year over the three-year period. In addition, the analysis includes estimated cost reductions, primarily in selling, general and administrative costs through the Company’s plans for headcount reductions and other access cost efficiencies. The analysis also includes anticipated levels of reinvestment in the Company’s operations through capital expenditures ranging from $1.2 billion to $2.0 billion per year. The Company did not include in its estimates the potential effects of litigation, either on the Company or the industry. The foregoing estimates and assumptions are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

The enterprise value of the Company was calculated to be within an approximate range of $10.0 billion to $12.9 billion. The Company selected the midpoint of the range, $11.4 billion, to be used in the determination of reorganization value. Such value was confirmed by the Bankruptcy Court and the Creditors Committee on the confirmation date. The enterprise value of the Successor Company was increased to $14.5 billion to reflect the expected increase in the Predecessor Company’s cash balances in excess of requirements to fund claims, increase in working capital, and increase for certain previously excluded non-core assets expected to be sold for $520 million. The equity value of $8.5 billion represents the reorganization value of $14.5 billion less $6.0 billion of post-emergence debt (including capital leases of approximately $314 million and excluding Embratel’s $1.6 billion of debt).

Fresh-start adjustments reflect the allocation of fair value to the Successor Company’s long-lived assets and the present value of liabilities to be paid as calculated with the assistance of an independent third party valuation specialist. The Company’s property, plant and equipment and software were valued based on a combination of the cost or market approach, depending on whether market data was available. Also considered were technical, functional, and economic obsolescence, including network utilization factors inherent in the Company’s assets. Key assumptions used in the valuation to determine the fair value of the Company’s long-lived assets for the allocation include (i) an income tax rate of 38.2%, (ii) a weighted average cost of capital of 13.5% based on a ratio of debt (30%) to equity (70%), and (iii) an obsolescence factor on property, plant and equipment ranging from 0% to 60%. Certain indefinite-lived assets were valued using a relief from royalty methodology. Certain intangible assets are subject to sensitive business factors of which only a portion are within control of the Company’s management.

These estimates of fair value have been reflected in the Successor Company’s consolidated balance sheet as of December 31, 2003. However, as these estimates are finalized, the allocations of fair value in the Successor’s balance sheet could result in additional adjustments to the fair value of assets or present value of estimated liabilities during the allocation period while the Company continues to obtain information necessary to complete its final allocation. These adjustments could result from additional information related to the assumptions and estimates used in determining the fair value of long-lived assets. Potential allocation adjustments to the Company’s assets include estimates used for the fair value of contracts, property, plant and equipment and patents.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In applying fresh-start reporting, the Company followed these principles:

•	The reorganization value of the entity was allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141. The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor Company’s long-lived assets.
•	Each liability existing as of the fresh-start reporting date, other than deferred taxes, has been stated at the present value of the amounts to be paid, determined at appropriate current interest rates. Deferred revenue was adjusted to reflect the fair value of future costs of contractual performance obligations plus a normal profit margin.
•	Deferred taxes were reported in conformity with applicable income tax accounting standards, principally SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities (see Note 21).
•	Changes in existing accounting principles that otherwise would have been required in the consolidated financial statements of the emerging entity within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.
•	Reversal of all items included in accumulated other comprehensive loss, including the recognition of the Predecessor Company’s minimum pension liability, reflecting all unrealized losses from available for sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to the underlying asset balances, and recognition of all previously unrecognized cumulative translation adjustments (see Note 15).
•	Resetting all of the property, plant and equipment assets to fair value and eliminating all of the accumulated depreciation.
•	Adjustment of the Company’s pension plans to their projected benefit obligation by recognition of all previously unamortized actuarial gains and losses.

The following table identifies the adjustments recorded to the Predecessor Company’s December 31, 2003 consolidated balance sheet as a result of implementing the Plan and applying fresh-start reporting (in millions):

	Predecessor Company December 31, 2003	Effects of Plan		Fresh-Start Valuation(e)		Successor Company December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,178	$—		$—		$6,178
Accounts receivable, net	3,973	—		—		3,973
Deferred taxes	119	921	(a)	(50	)(f)	990
Other current assets	1,029	—		(17	)(f)	1,012

Total current assets	11,299	921		(67)		12,153
Property, plant and equipment, net	12,497	—		(739	)(g)	11,758
Intangible assets, net	1,279	—		856	(h)	2,135
Deferred taxes	608	—		—		608
Other assets	560	—		153	(i)	713

	$26,243	$921		$203		$27,367

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued access costs	$3,167	$834	(b)	$(39)	(j)	$3,962
Current portion of long-term debt	330	—		—		330
Deferred taxes	2	—		—		2
Other current liabilities	3,708	782	(b)	(83	)(k)	4,407

Total current liabilities	7,207	1,616		(122)		8,701
Liabilities subject to compromise	37,532	(37,532	)(b)	—		—
Long-term debt	1,600	—		(35	)(l)	1,565
Long-term debt—new	—	5,552	(b)			5,552
Other liabilities	762	3	(b)	(51	)(m)	714
Deferred taxes	231	921	(a)	61	(m)	1,213
Minority interests	1,150	—		—		1,150
Preferred stock subject to compromise	436	(436	)(c)	—		—
Shareholders’ Equity (Deficit):
Common stock—old (Predecessor)	31	(31	)(d)	—		—
Common stock—new (Successor)	—	3	(b)	—		3
Additional paid-in capital	56,444	(56,444	)(d)	—		—
		8,469	(b)	—		8,469
Accumulated deficit	(78,629)	—		—		—
		—		350	(c)
		22,324	(b)
		55,955	(n)
Treasury stock	(185)	185	(d)	—		—
Accumulated other comprehensive loss	(336)	336	(n)	—		—

Total shareholders’ equity (deficit)	(22,675)	30,797		350		8,472

	$26,243	$921		$203		$27,367

(a)	To record adjustments to deferred tax assets and liabilities as a result of the impact of the estimated gain related to cancellation of indebtedness resulting from the application of the effects of the Plan.
(b)	To record the discharge of the liabilities and preferred stock subject to compromise and the issuances of new MCI common stock with an agreed value of $8.5 billion and new long-term debt of $5.6 billion (net of $114 million discount). Included in the additional paid-in capital portion of this adjustment are two offsetting entries, each for $184 million, to reflect the increase for the issuance of approximately 8.6 million restricted stock unit awards and the decrease for the recording of deferred compensation expense.
(c)	To record the net change in equity value from historical basis to fresh-start basis of $350 million.
(d)	To record the extinguishment of old equity interest in accordance with the Plan.
(e)

To record the estimated fair value of the Predecessor Company’s assets and liabilities upon completion of the Company’s review in conjunction with an independent third party valuation specialist. As these estimates are finalized,

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional adjustments could result related to the fair value of assets or present value of estimated liabilities during the allocation period while the Company continues to obtain information necessary to complete the final valuation. Potential allocation adjustments to the Company’s assets include estimates used for the fair value of contracts, property, plant and equipment and patents.

(f)	To record the elimination of ($24) million of prepaid pension assets in excess of the projected benefit obligation. In addition, net current deferred tax assets were decreased ($50) million to represent the difference between the assigned book values and the tax basis of the recognized assets and liabilities. Also, prepaid rights of way were increased by $7 million to record their fair value.
(g)	To record the Predecessor Company’s tangible assets at their estimated fair value.
(h)	To record the fair value of intangible assets (including trademarks, customer acquisition costs, favorable leasehold interests, patents and certain other intangibles) as estimated by the Predecessor Company in conjunction with an independent third party valuation specialist.
(i)	To record equity and cost method investments along with rights of way at fair value, adjustments of $140 million and $101 million were made, respectively. Additionally, Predecessor Company deferred assets totaling ($88) million were eliminated.
(j)	To record the elimination of deferred rent expense of the Predecessor Company.
(k)	To record the elimination of certain deferred revenues of the Predecessor Company for which no remaining contractual obligation exists. Other deferred revenues were adjusted to estimated fair value.
(l)	To record the elimination of certain capital lease obligations.
(m)	To record the elimination of certain long-term deferred installation revenue. Net non-current deferred tax liabilities were also increased to represent the difference between the assigned book values and the tax basis of the recognized assets and the liabilities. Lastly, the Predecessor Company’s accrued pension liability was eliminated.
(n)	To record the elimination of the Predecessor Company’s prior accumulated deficit and accumulated other comprehensive loss.

(5) Impairment Charges

The Company assesses recoverability of its goodwill, other intangible assets and property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Minimally, in accordance with SFAS No. 142, the Company performs an annual assessment at October 1 for the potential of permanent impairment of goodwill and other indefinite-lived intangibles. SFAS No. 144 does not require a similar mandatory annual impairment test of the other long-lived assets. Impairment evaluations are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. The Predecessor Company generates most of its cash flows from products and services that are principally delivered to customers over its integrated telecommunications network and related intangible assets. Certain asset groups of operating companies, such as Embratel, Digex, SkyTel, Wireless and certain other smaller standalone businesses, generate their cash flows largely independently of the cash flows of the integrated telecommunications network. Therefore, these asset groups are evaluated separately and the assets associated with integrated telecommunications network are evaluated as one group.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management performed impairment analyses as a part of the restatement process using projections available for each of the years in the two-year period ended December 31, 2002 and management’s best estimate of the facts and circumstances at the time of the trigger events. SFAS No. 121 was the applicable guidance the Predecessor Company relied on for evaluating goodwill and long-lived assets for impairment prior to 2002. In 2003 and 2002, impairment analyses for goodwill and indefinite-lived intangible assets were completed in accordance with SFAS No. 142 and long-lived assets were completed in accordance with SFAS No. 144.

In performing these analyses, the Predecessor Company has revised assumptions made by previous management that generated valuations outside of a reasonable range or inconsistent with restated results. These adjustments included a reduction in previously forecasted capital expenditures and changes to conform projected operating costs to restated actual results. The future cash flows are estimated over a significant future period of time, which makes these estimates and assumptions subject to a high degree of uncertainty. The Predecessor Company also utilized market valuation models and other financial ratios which required the Predecessor Company to make certain assumptions and estimates regarding the applicability of these models to its assets.

There were no trigger events identified in 2003 under SFAS No. 144. With the assistance of an independent third-party valuation specialist, the Company performed its annual impairment test under SFAS No. 142 as of October 1, 2003 utilizing projected cash flows and market valuation models. Based on the results of the impairment test, no adjustments to the carrying values were required.

Integrated Telecommunications Network and Related Goodwill and Other Intangible Assets (“Integrated Network”)

During 2001, impairment indicators occurred including continued adverse conditions within the industry, poor financial performance of the business, declining prices for telecommunications services and a depressed stock price which led to further reduction in cash flow projections. In the third quarter of 2001, the Predecessor Company closed its acquisition of Intermedia, which included a controlling interest in Digex, at a price negotiated several months earlier, even though the financial performance of the competitive local exchange carrier business had continued to deteriorate between the date the price was negotiated and the closing date. The operations of Intermedia continued to deteriorate, and in the fourth quarter of 2001, it was apparent that the Predecessor Company had overpaid for Intermedia and that the portion of the purchase price that had been allocated to goodwill, other intangible assets and other long-lived assets with a carrying value of $5.3 billion was likely impaired. Additionally, the Predecessor Company significantly misstated its operating income in 2001. With the assistance of an independent third party valuation specialist, the Predecessor Company estimated the fair value of the Integrated Network and related intangible assets as of December 31, 2001 and, based on the methodology of evaluating projected cash flows and market valuations consistent with those used in prior years, the Predecessor Company determined that an additional impairment charge of $8.1 billion was required. This impairment analysis utilized a projected cash flow period of 5 years discounted at 12% and a 3% terminal growth rate. In the fourth quarter of 2001, the Predecessor Company recorded an impairment charge as follows: $2.7 billion to goodwill, $335 million to its intangible assets related to tradenames, $398 million to other intangible assets and $4.7 billion to property, plant and equipment. Due to these impairment charges, the carrying value of goodwill associated with the Integrated Network was reduced to zero.

During the second quarter of 2002 additional impairment indicators occurred, including continued competitive pressures, the discovery of accounting irregularities in June that led to the Predecessor Company’s impending bankruptcy, and the resignation of senior officers. These factors dramatically impaired asset recoverability and the Predecessor Company’s ability to finance operations, resulting in a further reduction in projected cash flows. These events precipitated a lack of access to the capital markets, a lack of confidence from

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its customers and overall uncertainties about the Predecessor Company’s economic viability. As a result, the Predecessor Company reviewed its Integrated Network, which had a collective carrying value of $15.9 billion, for further impairment. Based on the results of an assessment of expected cash flows over a period of 5 years discounted at 14% with a 2% terminal growth rate, and Company comparative market valuation metrics completed with the assistance of an independent third party valuation specialist, the Predecessor Company concluded that the carrying value of the Integrated Network exceeded its estimated fair value by $4.9 billion. Accordingly, the Predecessor Company recorded impairment charges of $45 million for goodwill comprised primarily of reclassification of definite-lived assets related to the Predecessor Company’s workforce and $353 million for other intangible assets. In addition, a $4.5 billion property, plant and equipment impairment charge was recorded in 2002. As a result of these impairment charges, the carrying value of goodwill associated with the Integrated Network was reduced to zero.

Embratel

Embratel is Brazil’s facilities-based national and international telecommunications provider. The Predecessor Company accounts for Embratel as a consolidated subsidiary. Embratel is a separate, publicly owned company that operates its own distinct and independent telecommunications network. This group of assets generates cash flows which are largely independent of the cash flows of the Predecessor Company’s Integrated Network.

During the fourth quarter of 2001, the Predecessor Company identified indicators of impairment related to its carrying value of Embratel’s long-lived assets, including goodwill recorded as a result of the Predecessor Company’s initial investment in Embratel. These indicators consisted primarily of significant deterioration in Embratel’s business related to the adverse conditions in the global telecommunications industry, the general concern about the economic and political environment in Brazil and the related continuing decline in the value of the Brazilian Real; all as evidenced by the continued decline in Embratel’s stock price. Additional indicators included revenue and margin declines which resulted in lower projected cash flows. Accordingly, the Predecessor Company reviewed the carrying value of Embratel’s long-lived assets on a consolidated basis for impairment and concluded that the value was impaired as of December 31, 2001. With the assistance of an independent third-party valuation specialist, the Predecessor Company estimated the fair value of its investment in Embratel’s long-lived assets based on discounted cash flow projections and market valuation factors. The Predecessor Company recorded a $563 million goodwill and other intangible assets impairment charge and a $1.0 billion property, plant and equipment impairment charge in the fourth quarter of 2001 to reduce its carrying value of Embratel’s long-lived assets to their estimated fair value. As a result of these impairment charges, the Predecessor Company’s carrying value of its goodwill relating to Embratel was reduced to zero.

Digex

Digex is a provider of advanced hosting services, including value added products such as monitoring, security, reporting, performance and application hosting for companies conducting business on the Internet. The Predecessor Company’s controlling interest was acquired in connection with the Intermedia acquisition in the third quarter of 2001. During the fourth quarter of 2001, the Predecessor Company identified indicators of impairment related to Digex’s long-lived assets. These indicators consisted primarily of continued operating losses and reduced business prospects related to slower than expected growth in the web hosting business, which resulted in cash flow and stock price declines. Accordingly, the Predecessor Company reviewed Digex’s long-lived assets for impairment and concluded that these assets were impaired as of December 31, 2001. With the assistance of an independent third-party valuation specialist, the Predecessor Company estimated the fair value of Digex’s long-lived assets based upon discounted cash flow projections and market valuation considerations. The

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company recorded a $1.5 billion goodwill impairment charge in the fourth quarter of 2001 to reduce the carrying value of Digex’s long-lived assets to their estimated fair value. As a result of these impairment charges, the Predecessor Company’s carrying value of Digex’s goodwill was reduced to zero.

In the second quarter of 2002, Digex performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicated that an impairment of the carrying value of its property, plant and equipment and other intangible assets existed as of June 30, 2002. Based upon an independent appraisal, the carrying value of the Digex long-lived assets was reduced to fair value. This resulted in the Predecessor Company recording a $2 million and a $55 million impairment charge related to other intangible assets and property, plant and equipment, respectively.

SkyTel

SkyTel is a leading messaging service provider, with products such as traditional one-way paging, two-way paging and wireless email. Due to continuing declines in actual revenues and forecasted revenues and margins, SkyTel restructured its operations in the third quarter of 2001. The continuing adverse business climate resulted in a reduced market for services and a reduced demand due to the substitution of new technologies. The Predecessor Company determined that these factors, collectively, were an indicator of impairment related to SkyTel’s long-lived assets. The Predecessor Company concluded that SkyTel’s network and related goodwill and other intangible assets were impaired, and calculated the fair value of these assets as of September 30, 2001. With the assistance of an independent third-party valuation specialist, the Predecessor Company estimated the fair value of SkyTel’s network and related goodwill and other intangible assets based on discounted cash flow projections and market value considerations. The aggregate carrying value of SkyTel’s network and related goodwill and other intangible assets of $416 million exceeded the estimated fair value by $194 million as of September 30, 2001. The Predecessor Company recorded a $92 million goodwill impairment charge and a $102 million impairment charge for SkyTel’s channel rights intangible assets. As a result of these impairment charges, the carrying value of goodwill and channel rights associated with the SkyTel network was reduced to zero and $33 million, respectively.

Upon the adoption of SFAS No. 142 as of January 1, 2002, the Predecessor Company evaluated the indefinite-lived channel rights intangibles of SkyTel and determined that the net book value of $33 million was impaired. Accordingly, the Predecessor Company reduced the carrying value of these intangible assets to their estimated fair value of $1 million. This impairment was recognized as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002.

As of September 30, 2002, the Predecessor Company determined that it would dispose of SkyTel’s operations and engaged an investment banking firm to evaluate and assess the interest of potential buyers. While it was subsequently determined that the Predecessor Company would not dispose of Skytel, the intent to sell caused the Predecessor Company to evaluate the recoverability of the SkyTel long-lived assets, which had a carrying value of $142 million, in the third quarter of 2002. The review concluded that SkyTel’s long-lived assets were impaired. The assessment resulted in an estimated fair value of $68 million which resulted in the Predecessor Company recording an impairment charge of $74 million to property, plant and equipment.

WorldCom Wireless (“Wireless”)

Wireless was a reseller of wireless cellular services. The Wireless asset group generated cash flows that were independent of the Integrated Network. Wireless operations were experiencing significant losses in 2001 due to initial customer acquisition costs. By the fourth quarter of 2001, management determined that the Wireless

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations would continue to experience losses and negative cash flows, which were significant enough to warrant an evaluation of potential impairment of its long-lived assets.

The Predecessor Company performed an analysis of Wireless’ long-lived assets. The aggregate carrying value of Wireless’ long-lived assets and related goodwill exceeded the estimated fair value by $249 million as of December 31, 2001. The Predecessor Company recorded a $171 million goodwill impairment charge and a $78 million property, plant and equipment impairment charge in the fourth quarter of 2001 to reduce the carrying value of Wireless’ long-lived assets to their estimated fair value. As a result of these impairment charges, the carrying value of goodwill associated with Wireless’ long-lived assets was reduced to zero. The impairment charges of $249 million are included in discontinued operations in 2001 (see Note 10).

In May 2002, the Predecessor Company ceased the Wireless operations and subsequently sold the customer contracts to the underlying cellular operator or entered into referral agreements with the underlying cellular operator or a third party, and abandoned all other significant assets.

Other Smaller Standalone Businesses

As of December 2001, the Predecessor Company evaluated the performance of a standalone business which offered specific multi-channel multipoint distribution services (“MMDS”). Due to the declining marketplace demand for this technology, the Predecessor Company chose to eliminate further investments. This decision prompted the Predecessor Company to assess the recoverability of its carrying value of the MMDS assets in the fourth quarter of 2001. The assessment resulted in a $1.2 billion intangible asset impairment charge to reduce the $1.3 billion carrying value of the MMDS intangible assets to their fair value, which charge is included in discontinued operations (see Note 10).

Impairment charges recorded for the years ended December 31, 2002 and 2001 are as follows (in millions):

	Predecessor Company
	Year Ended December 31,
	2002	2001
Goodwill:
Integrated Network	$45	$2,671
Embratel	—	517
SkyTel	—	92
Digex	—	1,537

Total goodwill impairment	45	4,817
Other indefinite-lived intangibles:
Integrated Network (MCI tradename)	—	335
SkyTel Channel Rights	—	102

Total other indefinite-lived intangibles impairment	—	437
Other definite-lived intangible assets:
Integrated Network	353	398
Embratel	—	46
Digex	2	—

Total other definite-lived intangible assets impairment	355	444

Total goodwill and other intangible assets impairment charges	400	5,698
Property, plant and equipment:
Integrated Network	4,470	4,720
Embratel	—	1,009
SkyTel	74	—
Digex	55	—

Total property, plant and equipment impairment	4,599	5,729

Impairment charges included in continuing operations	4,999	11,427
Impairment charges included in discontinued operations	—	1,414

Total impairment charges, excluding $32 of cumulative effect of adoption of SFAS No. 142 in 2002	$4,999	$12,841

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Other Current Assets

Other current assets consisted of the following at December 31, 2003 and 2002 (in millions):

	Successor Company	Predecessor Company
	As of December 31,
	2003	2002
Non trade receivables	$443	$466
Employee loans	334	336
VAT receivables	38	138
Other	45	106

	860	1,046
Allowance for uncollectible receivables	(401)	(423)

Total	$459	$623

As of December 31, 2003 and 2002, employee loans primarily consisted of $332 million for loans to Mr. Bernard J. Ebbers (“Ebbers”), the Predecessor Company’s former Chief Executive Officer. In 2002, the Predecessor Company recorded bad debt expense, included in selling, general, and administrative expenses, and a related valuation allowance of $332 million for the doubtful collection of the outstanding balance of the loans to Ebbers. See Note 24 for additional information regarding the Ebbers’ loans.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2003 and 2002 (in millions):

	Successor Company	Predecessor Company
	As of December 31,
	2003	2002
Land	$206	$214
Transmission equipment (including conduit)	3,896	9,499
Telecommunications equipment	3,042	3,775
Furniture, fixtures, buildings and other	3,590	4,161
Software	717	2,891
Construction in progress	307	775

	11,758	21,315
Less: Accumulated depreciation	—	(7,125)

Property, plant and equipment, net	$11,758	$14,190

For the years ended December 31, 2003, 2002 and 2001, depreciation expense was $2.5 billion, $3.0 billion and $3.9 billion, respectively.

As a result of fresh-start reporting, the accumulated depreciation of property, plant and equipment was removed to adjust the basis in the Predecessor Company’s assets to their net book value. The assets were subsequently adjusted to their fair value which was included in the Successor Company’s December 31, 2003 consolidated balance sheet (see Note 4).

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Intangible Assets

Definite-lived intangibles consist primarily of patents and customer lists. The Company’s indefinite-lived intangible assets consist of SkyTel channel rights and the MCI, UUNET, SkyTel and Digex tradenames.

The Predecessor Company reviewed the recoverability of goodwill and other intangible assets in accordance with SFAS No. 121 for 2001 and adopted SFAS Nos. 142 and 144 on January 1, 2002. Impairment for goodwill and indefinite-lived assets is tested at least annually and all long-lived assets are evaluated for impairment whenever events or changes in circumstances (trigger events) indicate that the carrying amount may not be recoverable. See Note 5 for details as to specific trigger events, methods for determining fair value and the resulting impact to the carrying value of the Predecessor Company’s goodwill and other intangibles

In 2001, the Predecessor Company purchased Intermedia and recorded additional goodwill and other intangibles of $4.3 billion (see Note 9). Due to the deterioration of Intermedia’s operations and the continuing decline in projected cash flows from the Integrated Network, and other asset groups of operating companies, such as Embratel, Digex, SkyTel, Wireless and certain other smaller standalone businesses, who generate their cash flows largely independently of the cash flows of the Integrated Network, the Predecessor Company recorded an impairment charge of $6.9 billion in 2001. This resulted in the reduction of the Predecessor Company’s carrying values of goodwill to zero and other intangibles to $2.3 billion (see Note 5).

As of January 1, 2002, pursuant to the adoption of SFAS No. 142, the Predecessor Company reported a $32 million expense as a cumulative effect of a change in accounting principle in its consolidated statement of operations to reduce the carrying value of SkyTel’s indefinite-lived channel rights intangible asset to its estimated fair value of $1 million. Additionally, $45 million of definite-lived assets related to the Predecessor Company’s workforce were reclassified to goodwill.

On June 30, 2002, the carrying value of goodwill and other intangibles was evaluated for impairment. The Predecessor Company recorded an impairment charge of $400 million to reduce goodwill to zero and intangible assets to their fair value of $1.6 billion.

The following table adjusts net loss in 2001 to exclude amortization, net of related tax effects, on goodwill and indefinite-lived intangible assets to reflect what the Predecessor Company’s loss attributable to common shareholders would have been if SFAS No. 142 was adopted as of January 1, 2001 (in millions):

Predecessor Company
Year Ended December 31, 2001
Net loss attributable to common shareholders, as reported	$(15,616)
Add: Goodwill amortization	79
Add: Amortization of assembled workforce intangible asset(1)	39
Add: Tradename amortization	19
Add: Indefinite-lived channel rights amortization	3

Net loss attributable to common shareholders, as adjusted	$(15,476)

(1)	Represents the effects as if reclassification of these assets to goodwill had been made per SFAS No. 142.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the Company’s intangible assets subject to amortization (in millions):

	Successor Company		Predecessor Company
	As of December 31,
	2003		2002
	Gross Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization
Channel rights	$—	—	$94	$(5)
Customer lists	1,193	5.7	1,156	(197)
Other intangibles	186	12.7	151	(60)

	$1,379	6.7	$1,401	$(262)

The following table reflects the carrying value of the Company’s intangible assets that are not subject to amortization (in millions):

	Successor Company	Predecessor Company
	As of December 31,
	2003	2002
Tradenames	$646	$374
Channel rights	7	1
Other intangibles	103	—

	$756	$375

Channel rights subject to amortization at December 31, 2002 consisted of MMDS channel rights, which are reflected in assets held for sale in the Successor Company’s consolidated balance sheet at December 31, 2003 at a carrying value of $103 million (see Note 10).

As a result of fresh-start reporting, the Successor Company increased its intangible assets as follows: (1) channel rights increased $6 million as a result of the valuation assigned to licenses, permits and spectrum rights; (2) customer lists increased by $365 million to reflect the fair value of the Company’s commercial and mass market customer lists; (3) other intangibles increased $210 million to the fair value of patents, naming rights, the addition of leasehold interests and specialty brands and various Embratel intangibles, and (4) tradenames increased $275 million resulting from the decision to operate under the MCI name, thus increasing the fair value of the MCI tradename.

Additional adjustments to the fair value of intangible assets may result with changes in estimated fair value during the allocation period. The Company’s methodology, sensitivity and assumptions about anticipated conditions underlying the determination of the fair value of the Successor Company’s intangible assets are discussed in Note 4.

Intangible asset amortization expense was $143 million, $282 million and $934 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in amortization expense in 2002 compared to 2001 relates primarily to the reduction in carrying value of intangible assets that resulted from impairment charges recorded in 2002 and 2001 (see Note 5).

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the estimated amortization of existing intangibles over the periods indicated (in millions):

Years Ending December 31,
2004	$241
2005	240
2006	240
2007	240
2008	115
Thereafter	303

(9) Business Combinations

The Predecessor Company has accounted for acquisitions subsequent to June 30, 2001 under SFAS No. 141, “Business Combinations”, and for acquisitions completed prior to June 30, 2001 under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” and related guidance.

On July 1, 2001, the Predecessor Company acquired approximately 90% of the voting securities of Intermedia, for approximately $3.9 billion in common and preferred stock, options, warrants and assumed debt, pursuant to a merger transaction in which Intermedia became a majority owned subsidiary. The merger with Intermedia was accounted for as a purchase on the acquisition date and the results of Intermedia’s operations have been included in the Predecessor Company’s consolidated financial statements since that date. Intermedia provides integrated data and voice telecommunications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, local and long distance, managed Web site and application hosting and systems integration services to business and government customers throughout the United States. The revenues related to these services is mainly classified in the Predecessor Company’s Business Markets segment. The primary reason for the acquisition of Intermedia was to obtain a controlling interest in Digex, a consolidated public subsidiary of Intermedia. Digex is a provider of managed Web and application hosting services. As a result of the merger with Intermedia, the Predecessor Company owned approximately 94% of the voting securities of Digex and 61% of the equity of Digex.

In connection with the Intermedia merger, Intermedia stockholders received one share of WorldCom group common stock (or 57.1 million WorldCom group common shares in the aggregate) and  1/25th of a share of MCI group common stock (or 2.3 million MCI group common shares in the aggregate) for each share of Intermedia common stock. The aggregate fair value of the WorldCom group and MCI group common stock was $1.1 billion based on market prices at the date of acquisition. Holders of Intermedia preferred stock, other than Intermedia’s 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009, and Intermedia’s Series B Preferred Stock, received one share of a class or series of WorldCom group preferred stock, with substantially identical terms, which were established upon consummation of the Intermedia merger. The preferred stock issued had a fair value of $648 million based on market prices. Upon effectiveness of the merger with Intermedia, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. In addition, Intermedia’s outstanding warrants became exercisable for shares of WorldCom common stock, with the number of shares of WorldCom common stock issuable and the exercise price based on the exchange ratio. The fair value of the WorldCom group options and warrants was $68 million based on a Black-Scholes fair value model. Based on current market rates on the date of the transaction, the debt assumed as part of the acquisition was recorded at estimated fair value and

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included $894 million of Senior Notes maturing in 2007 through 2009, with interest rates ranging from 8.50% to 9.50%, and $1.1 billion of Senior Discount Notes maturing from 2007 through 2009, with rates ranging from 11.25% to 12.50%. At the completion of the merger, each share of Intermedia Series B Preferred Stock outstanding remained outstanding as preferred stock of Intermedia, without any change to the terms or preferences. A summary of the total consideration is as follows (in millions):

WorldCom group and MCI group common stock issued	$1,077
WorldCom preferred stock exchanged for Intermedia stock	648
WorldCom group common stock options and warrants	68
Other direct costs paid	29
Long-term debt assumed	2,035

Total consideration	$3,857

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

In connection with the Intermedia merger, the Antitrust Division of the U.S. Department of Justice required the Predecessor Company to dispose of Intermedia’s Internet service provider (“ISP”) business, which provides integrated Internet connectivity solutions. In addition, the Predecessor Company committed to a plan to sell Intermedia’s Advance Building Network business, which provided centralized telecommunications services in multi-tenant commercial office buildings, and the Shared Technologies Fairchild Inc. business through which Intermedia sells, installs, operates and maintains business telephony customer premises equipment for its customers. The Predecessor Company included the appraised fair values of these assets to be disposed of, adjusted for anticipated future operating cash flows during the holding period, in the initial allocation of the Intermedia purchase price.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective December 1, 2001, the Predecessor Company sold substantially all of the ISP related assets for approximately $12 million. The consolidated statements of operations for the years ended December 31, 2002 and 2001 include revenues of $96 million and $139 million, respectively, related to assets held for sale. In accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” losses of $4 million and $48 million in 2002 and 2001, respectively, from the operations of these assets have been excluded from the consolidated statements of operations as an addition to or reduction of the carrying value of these assets.

The following unaudited pro forma information for the year ended December 31, 2001 reflects the consolidated results of operations as if the merger occurred as of January 1, 2001, and includes the amortization of intangible assets, as appropriate. The unaudited pro forma financial data presented is not necessarily indicative of the Predecessor Company’s results of operations that might have occurred had the transactions been completed at the beginning of the year specified, and do not purport to represent what the Predecessor Company’s consolidated results of operations might be for any future period (in millions):

Predecessor Company
Year Ended December 31, 2001
(Unaudited)
Revenues	$38,137
Loss before cumulative effect of change in accounting principle	(16,522)
Net loss attributable to common shareholders	(16,523)

(10) Discontinued Operations and Asset Held for Sale

Discontinued Operations

In May 2002, the Predecessor Company committed to a plan to exit its Wireless resale business because of continuing operating losses. In July 2002, the Predecessor Company sold its wireless customer contracts, with no book value, to several wireless providers and resellers for a total of approximately $34 million, which was recognized as a gain in 2002. All contracts were effectively transitioned to other providers by October 2002. The recorded assets and liabilities of Wireless were comprised primarily of trade accounts receivable, fixed assets, capitalized software and trade accounts payable, and were not sold by the Predecessor Company. The related fixed assets and capitalized software were not usable in other parts of the Predecessor Company and the useful lives were therefore shortened to reflect the timeline to transition the Wireless customers to other providers after the Predecessor Company recorded an impairment charge of its long-lived assets in 2001. These assets were fully depreciated and all remaining accounts receivable and accounts payable balances are included in the Predecessor Company’s consolidated balance sheet as of December 31, 2002. The consolidated statements of operations have been restated to reflect Wireless as a discontinued operation for all periods presented. The operating results for these periods include the gain of $34 million recorded in 2002, and goodwill and property, plant and equipment impairment charges of $249 million in 2001.

In June 2003, the Predecessor Company decided to dispose of MMDS which included network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service. In June 2003, the Predecessor Company received bankruptcy court approval to dispose of these assets and as such, this standalone entity was reclassified to discontinued operations under SFAS No. 144, and related revenues and expenses were reclassified to discontinued operations for all periods presented. In addition, the assets and liabilities were presented separately on the consolidated balance sheet at December 31, 2003.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 8, 2003, an Asset Purchase Agreement was entered into with Nextel Spectrum Acquisition Corp. (“Nextel”) for the sale of substantially all of the assets of MMDS for $144 million in cash and non-cash consideration. The non-cash consideration consists of a three-year extension of a customer contract between subsidiaries of WorldCom and Nextel. The sale was approved by the Bankruptcy Court on July 22, 2003, as modified in certain respects. The Company believes that the last remaining condition to be satisfied before the sale of MMDS can be consummated is that the order issued by the Federal Communications Commission (“FCC”) on April 2, 2004 approving the assignment of certain licenses from MMDS to Nextel becomes final. The order will become final if (1) no third party files an appeal within thirty (30) days after the issuance of the FCC’s approval order and (2) the FCC does not, on its own motion, seek to review the approval order within forty (40) days from the date of issuance.

Results of the Predecessor Company’s discontinued operations for the years ended December 31, 2003, 2002 and 2001 are presented below (in millions):

	Predecessor Company
	Year Ended December 31,
	2003	2002	2001
Revenues	$16	$691	$835

Net loss	(18)	(145)	(2,629)

Asset Held for Sale

The Predecessor Company deemed Mr. Ebbers to be in default of the terms of a Promissory Note he signed to the Company dated April 29, 2002 (see Note 24). The Promissory Note is secured by Predecessor Company stock as well as Mr. Ebbers’ equity interests in certain enterprises, including Douglas Lake Land & Timber Company LLP (“DL LLP”), a working cattle ranch in Canada in which Mr. Ebbers owned a 99% interest directly; and Douglas Lake Land & Timber Company, which owned the remaining 1% of DL LLP (together with DL LLP, “Douglas Lake”). The Company engaged an independent third party specialist to perform a valuation of the Promissory Note collateral. Based on the valuation, it was determined that Douglas Lake had a fair value of approximately $45 million. In January 2003, the Predecessor Company exercised certain control rights with respect to Mr. Ebbers’ interests in Douglas Lake and began a marketing process for the ranch and its operations. Bids were received from interested parties on March 31, 2003. On May 29, 2003, the Predecessor Company entered into an agreement to sell Douglas Lake and on July 1, 2003, the Bankruptcy Court approved the sale of the property.

As a result, the Predecessor Company reclassified these assets in its consolidated balance sheet as assets held for sale effective July 1, 2003 under SFAS No. 144. The Company recorded the property, net of liabilities, at $58 million, which represented the approximate amount of sale proceeds to be received less estimated disposal costs. The property was sold in February 2004 (see Note 24).

(11) Investments

As of December 31, 2003 and 2002, investments were $238 million and $170 million, respectively. The Company has equity and cost method investments, available-for-sale securities and derivative instruments.

Equity Method Investments

Income (loss) of equity method investments is recorded as miscellaneous income (expense) in the consolidated statements of operations. Total income (loss) from equity method investments was approximately

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2 million, $(9) million and $(63) million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2001, the Predecessor Company recorded $30 million of goodwill amortization related to its investment in Avantel, which is not included in the loss indicated above. In 2002, the Predecessor Company reduced its investment in General Communications, Inc. from 23% to 18%, but continues to account for this investment under the equity method of accounting as the Successor Company continues to maintain significant control over the entity.

At December 31, 2003, the Successor Company increased its carrying value in its equity investments by $140 million to reflect the fair value of these investments in accordance with fresh-start reporting (see Note 4).

On June 30, 2000, the Company entered into a Sponsor Credit Agreement with Avantel and Banco Nacional de Mexico S.A. whereby the Predecessor Company loaned $96 million to Avantel. Interest is payable quarterly at the rate of London Interbank Offered Rate (“LIBOR”) plus 3%. In June 2001, the Predecessor Company determined that a portion of the loan was not recoverable and reduced the receivable to fair value of $48 million. The difference between the carrying value and fair value was charged to selling, general and administrative expense in the consolidated statement of operations. In 2001, the Predecessor Company estimated the fair value of its investment in Avantel and recorded a $338 million other-than-temporary impairment charge in miscellaneous expense in the consolidated statement of operations. In 2003, the Predecessor Company, in accordance with EITF 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investment in Other Securities of the Investee,” decreased the note receivable by $30 million as a result of equity losses in excess of the Predecessor Company’s initial investment value.

As part of Avantel’s financing arrangement with various lenders, the Predecessor Company has pledged to Avantel’s lenders the Predecessor Company’s Avantel shares, representing approximately a 45% equity ownership in the issued common stock of Avantel. Upon the occurrence of an event of default by Avantel, the lenders may exercise their right to take ownership of the Predecessor Company’s pledged shares and exercise all voting and corporate rights and powers pertaining to those shares. The lender’s recourse to the Predecessor Company is limited to its pledged shares.

Cost Method Investments

Dividend income recorded on cost investments for the years ended December 31, 2003, 2002 and 2001 was $1 million, $1 million and $18 million, respectively, and was recorded in miscellaneous income (expense) in the consolidated statements of operations.

In 2003, 2002 and 2001, the Predecessor Company determined that the carrying value of certain cost method investments exceeded their fair value and were impaired. As such, the Predecessor Company reduced the carrying value of its cost method investments in 2003, 2002 and 2001 by $12 million, $8 million and $293 million, respectively. In 2003, the Predecessor Company sold $63 million of these investments for $89 million in cash and recorded a gain of $26 million in miscellaneous income in its consolidated statement of operations.

Available-for-Sale Securities

As of December 31, 2003 and 2002, the Successor and Predecessor Company had $16 million and $11 million of investments available-for-sale under SFAS No. 115, respectively. In accordance with SFAS No. 115, the Company is required to carry these investments at their fair value. Unrealized gains and losses on these securities are recorded in other comprehensive income (loss), net of related income tax effects, as displayed in

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the consolidated statements of changes in shareholders’ equity (deficit). The changes in net unrealized (gain) loss on these investments for 2003, 2002 and 2001 were $(7) million, $21 million and $695 million, respectively. In addition, the Predecessor Company realized gains from sales of available-for-sale securities of $3 million, $6 million and $356 million from sale proceeds of $5 million, $10 million and $548 million in 2003, 2002 and 2001, respectively. Additionally, in 2002 and 2001, the Predecessor Company determined that the carrying value of certain of these investments exceeded their fair values and were impaired. As such, the Predecessor Company reduced its carrying value of these investments in 2002 and 2001 by $16 million and $8 million, respectively.

Derivative Instruments

The Predecessor Company holds warrants to purchase additional common shares of companies in which the Predecessor Company invests as well as warrants in companies in which it has no investment. In addition certain holdings of convertible preferred stock contain embedded derivatives that are not clearly and closely related to the stock. As of December 31, 2003 and 2002, the Successor and Predecessor Company had $3 million and $5 million, respectively, in derivative instruments as defined by SFAS No. 133 related to these investments. These derivative instruments are recorded at fair value in the consolidated balance sheet with the changes in fair value recorded in miscellaneous income (expense) in the consolidated statements of operations. The Predecessor Company recognized losses of $2 million, $5 million and $179 million in 2003, 2002, and 2001, respectively.

Investments and derivative instruments (excluding foreign currency derivative instruments) consisted of the following at December 31, 2003 and 2002 (in millions):

		Successor Company	Predecessor Company
Investment Type	Ownership Percentage As of December 31, 2003 and 2002	As of December 31,
		2003	2002
Equity method investments:
Avantel	45%	$120	$3
General Communication, Inc.	18%	38	13
Comunicaciones Mtel, S.A.	49%	7	10
Other	—	27	27

Total equity investments		192	53
Cost method investments	— (1)	27	101
Available-for-sale securities	—	16	11
Derivative instruments	—	3	5

Total investments		$238	$170

(1)	Includes entities in which the Company’s investment in economic and voting interest is less than 20% and for which the Company has no significant influence on the operations of the entities.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Other Current Liabilities

Other current liabilities consisted of the following at December 31, 2003 and 2002 (in millions):

	Successor Company	Predecessor Company
	As of December 31,
	2003	2002
Accrued salaries and bonuses	$453	$417
Accrued advertising, promotion and marketing	29	196
Accrued reorganization expenses	228	123
Advance billings and deferred revenue	507	735
Income tax liabilities	1,228	941
Other taxes	469	521
Accrued SEC penalty	500	—
Accrued expenses	375	224
Other	572	197

Total	$4,361	$3,354

(13) Debt

Debt that was not subject to compromise consisted of the following at December 31, 2003 and 2002 (in millions):

	Successor Company	Predecessor Company
	As of December 31,
	2003	2002
5.908% Senior Notes Due 2007	$1,983	$—
6.688% Senior Notes Due 2009	1,983	—
7.735% Senior Notes Due 2014	1,699	—
Embratel loans (maturing through 2013)	1,574	1,526
Capital leases and other (maturing through 2023)	322	405
Discount on Senior Notes	(114)	—

Total	7,447	1,931
Less: current portion	330	885

Long-term portion	$7,117	$1,046

Senior Notes Due 2007, 2009 and 2014

Pursuant to the Plan, the Company issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007 (the “2007 Senior Notes”), approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 (the “2009 Senior Notes”) and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes”). The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the existing and future domestic restricted subsidiaries of the Company.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature on May 1, 2007, May 1, 2009 and May 1, 2014, respectively. Interest on the Senior Notes is payable semi-annually in arrears. The initial rate of the Senior Notes is 5.908%, 6.688% and 7.735%, respectively. The initial rate is subject to reset after the Company has applied for and received ratings for the Senior Notes from Moody’s Investors Service and Standard & Poor’s Corporation. The adjustment could result in a change in the interest rates on the Senior Notes ranging from (a) a decrease of 3.0% if the Senior Notes are rated Baa3 or higher by Moody’s and BBB- or higher by Standard & Poor’s to (b) an increase of 3.0% if the Senior Notes are rated lower than B3 by Moody’s and lower than B- by Standard & Poor’s. If the Senior Notes are rated between the levels indicated, the interest rates on the Senior Notes will change to a lesser degree. If the Company fails to obtain ratings on the Senior Notes from Moody’s and S&P within two years from the date of issue, the interest rate on each of the Senior Note issues shall be increased by 1.0%.

Commencing on May 1, 2005 with respect to the 2007 Senior Notes, May 1, 2006 with respect to the 2009 Senior Notes and May 1, 2009 with respect to the 2014 Senior Notes, the Company will have the right to redeem some or all of the Senior Notes. The initial call price equals 102.454%, 102.844% and 103.3675% of the principal amount, respectively, plus accrued and unpaid interest. In addition, the call prices for the 2009 Senior Notes and the 2014 Senior Notes thereafter decline ratably. Prior to the call dates applicable to the Senior Notes, the Company may redeem some or all of such Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. At any time prior to May 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of each such Senior Notes of each series at a price equal to 100% of the principal amount plus a premium equal to the coupon with the net cash proceeds of an equity offering.

Upon the occurrence of a change of control, the Company will be obligated to make an offer to purchase all of the outstanding Senior Notes at a price equal to 101% of par value plus accrued interest. Also, the Company will be required to make an offer to purchase the outstanding Senior Notes at a price equal to 100% of par value plus accrued interest with “excess proceeds” of certain asset sales.

The Senior Notes are subject to typical affirmative and negative covenants for securities of this type, including covenants that limit the amount of debt the Company may incur and restrict the Company’s ability to make cash distributions, investments in third parties and engage in asset sales or other specified transactions.

The Senior Notes are subject to customary events of default including any failure to make payments of interest (for a period of 30 days) or principal on the Senior Notes, failure to comply with the affirmative and negative covenants, the occurrence of certain events of bankruptcy involving the Company or the acceleration of other outstanding indebtedness of the Company in excess of $100 million.

Debtor-in-Possession Facility

On July 23, 2002, the Predecessor Company entered into its Debtor-in-Possession Agreement (“DIP Agreement”) to arrange for up to $2 billion in Debtor-in-Possession Financing (the “DIP Facility”), $750 million of which was available on such date. The Predecessor Company immediately drew funds to repay the remaining amounts outstanding under the accounts receivable securitization program (the “A/R Facility”) described below. All amounts initially drawn on the DIP Facility were repaid shortly thereafter. The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. In January 2004, the Company reduced the size of the DIP Facility from $1.1 billion to $300 million. Proceeds from the DIP Facility could be used to fund post-petition working capital, to pay pre-petition claims of critical vendors and for other general corporate purposes. As of December 31, 2003 and 2002, there were no advances outstanding under the DIP Facility. The Predecessor Company had $77 million and $79 million of letters of credit under the DIP Facility outstanding at December 31, 2003 and 2002, respectively.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The DIP Facility benefited from superpriority claim status as provided under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim was senior to unsecured pre-petition claims and all other administrative expenses incurred in a Chapter 11 case. The DIP Facility lenders were granted certain priority perfected liens on certain of the Debtors’ assets. Pursuant to the final order approving the DIP Facility, such liens were not subordinate to or pari passu with any other lien or security interest, other than certain permitted liens. Base rate advances incurred interest equal to the base rate plus the applicable margin as defined by the DIP Agreement (6.50% and 6.75% at December 31, 2003 and 2002, respectively, at an average rate of 6.62% in 2003 and 7.08% during the period from July 23, 2002 through December 31, 2002). Eurodollar rate advances incurred interest equal to the Eurodollar rate plus applicable margin as defined by the DIP Agreement (4.65% and 4.88% at December 31, 2003 and 2002, respectively, at an average rate of 4.71% in 2003 and 5.16% during the period from July 23, 2002 through December 31, 2002). Letters of credit were priced at 3.75% per annum on the outstanding face amount of each letter of credit. In addition, the Predecessor Company paid a commitment fee of between 0.5% and 1.0% per annum on the unused amount of the DIP Facility, monthly in arrears. If the Predecessor Company defaulted on the DIP Agreement, additional interest of 2.0% per annum would have been incurred until the Predecessor Company cures the default. The DIP Facility matured on April 20, 2004.

The DIP Facility included certain financial and non-financial covenants, including capital expenditure restrictions. The Predecessor Company was also required to maintain monthly minimum cash flows (as defined in the DIP Agreement) from September 2002 through the earlier of June 2004 or the effective date of the Plan. In addition, the Predecessor Company was not permitted to allow the amount of advances outstanding to exceed $100 million above its budget forecasts. At December 31, 2002, restructuring charges (as defined in the DIP Agreement) were not permitted to exceed $175 million through June 30, 2003 and $50 million thereafter. Amendments to the DIP agreement in 2003 increased the amount from $175 million to $400 million in August 2003. The Predecessor Company was in compliance with or obtained waivers for all covenants as of December 31, 2003 and 2002.

The Predecessor Company paid deferred financing fees of approximately $51 million which were capitalized and recorded as other assets in the consolidated balance sheet and were being amortized over 24 months, the expected period of the DIP Financing. The unamortized amounts were written-off upon the adoption of fresh-start reporting.

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit issued under the DIP Facility and the Predecessor Company’s pre-petition $1.6 billion credit facility were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, the Successor Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The amounts outstanding under the Letter of Credit Facilities are cash collateralized. The Letter of Credit Facilities mature in April 2005.

Other Debt

Embratel loans and financing are principally comprised of credits from various banks and also from its suppliers of telecommunications equipment used to enhance domestic and international telecommunications services. The debt is mainly denominated in U.S. dollars, Brazilian Reais, Japanese Yen and Euros and bears

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed interest rates ranging from 4% to 13% per annum, and variable interest rates ranging from 0.13% to 4% per annum over the LIBOR. The LIBOR rate at December 31, 2003 was 1.22% per annum (1.38% at December 31, 2002).

Embratel had no unused commitments for long-term financing as of December 31, 2003 or 2002. Most of Embratel’s credit agreements include cross-default provisions and cross-acceleration provisions that would permit the holders of such indebtedness to declare the indebtedness to be in default and to accelerate the maturity thereof if a significant portion of the principal amount of Embratel’s debt is in default or accelerated. Embratel’s outstanding debt that contains such provisions totals to $1.1 billion as of December 31, 2003 and 2002.

As described in Note 14, a portion of Embratel’s debt is partially hedged against the exchange variation of the Brazilian Real as compared to the denomination of its outstanding debt through “swap” agreements.

On April 19, 2002, Star One, a majority-owned consolidated subsidiary of Embratel, entered into a $122 million financing agreement to finance satellite construction and related costs. The agreement provides guarantee clauses that require (i) a minimum deposit in the creditors services account or (ii) a guarantee of part of the accounts receivable generated from certain transactions or (iii) an unconditional guarantee of Embratel to pay the principal. During the term of the agreement, Embratel pledges to hold not less than 51% of the total shares with voting rights of Star One. Star One had not received any amounts related to this agreement as of December 31, 2002. In August, 2003, an amendment was executed which changed the amount of the agreement to $194 million, extended the term to 10 years including a grace period of 38 months, and lowered the interest rate to six-month LIBOR plus a margin of 0.75% per annum prior to repayment and 3.93% per annum during the repayment period. The first portion of this loan was released on September 30, 2003.

During 2003, certain outstanding debt of Embratel, in the amount of $882 million was renegotiated, resulting in the extension of repayment dates.

The aggregate principal repayments required in each of the years ending December 31, 2004 through December 31, 2008 and thereafter related to the Successor Company’s debt obligations are as follows (in millions):

Years Ending December 31,
2004	$330
2005	653
2006	171
2007	2,118
2008	385
Thereafter	3,904

7,561
Unamortized discount	(114)

Total	$7,447

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt Subject to Compromise

Pre-petition debt of the Predecessor Company subject to compromise as of December 31, 2003 and 2002 consisted of the following (in millions):

Predecessor Company
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

In connection with the Predecessor Company’s Bankruptcy Filing, all deferred financing fees and original issue discounts recorded in the consolidated balance sheet were written-off in the third quarter of 2002 as reorganization items in accordance with SOP 90-7 (see Note 3). In addition, the Predecessor Company’s bankruptcy filing caused the Predecessor Company to violate certain covenants on a majority of the pre-petition debt.

(14) Financial Instruments

The Company’s financial instruments include cash and short-term investments, debt and equity investments, trade payables, trade receivables, and long and short-term debt. The Company also holds derivative financial instruments which may be freestanding or embedded in another contract. The Company’s derivative financial instruments include derivatives embedded in the Company’s holdings of redeemable preferred convertible stock, warrants to purchase stock and foreign currency swap agreements.

The carrying amount and fair values of financial instruments at December 31, 2003 and 2002 are as follows (in millions):

	Successor Company		Predecessor Company
	As of December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$330	$335	$885	$776
Long-term debt	7,117	7,233	1,046	917
Derivative assets excluding investments (Note 11)	16	16	92	92

The carrying amount of the Predecessor Company’s cash, short-term investments, trade receivables, trade payables and cost method investments approximates fair value. The Predecessor Company estimates the fair value of its short and long-term debt, redeemable preferred stock, and derivative instruments using prices quoted in active markets. For those short and long-term debt instruments for which no active quoted market price is

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available, the fair value is estimated using current rates offered to the Predecessor Company for debt of a similar maturity.

It is impracticable for the Predecessor Company to estimate the fair value of its liabilities, minority interests and preferred stock subject to compromise as of December 31, 2002, as the Predecessor Company was under the protection of Chapter 11 of the Bankruptcy Code. These liabilities will be paid pursuant to the Predecessor Company’s Plan confirmed by the Bankruptcy Court on October 31, 2003 and are included in the December 31, 2002 consolidated balance sheet on a historical cost basis (see Note 3).

Derivative Financial Instruments

The Company neither holds nor issues derivative financial instruments for trading purposes nor does it account for any of its derivative instruments as hedges. The Company does hold certain convertible preferred stock securities that contain embedded derivatives that are not clearly and closely related to the stock. The change in the fair value of the embedded derivatives has been recorded through earnings in miscellaneous income (expense). The Company holds warrants to purchase additional common shares of companies. The change in fair value of the warrants, which meet the definition of a derivative, has been recorded through earnings in miscellaneous income (expense).

The Company issued $1.0 billion in dealer remarketable securities in 2000. These securities included an embedded written remarketing option which met the definition of a derivative under SFAS No. 133 and required bifurcation. The remarketing option was cash settled in May 2002 for approximately $47 million with no impact to the consolidated statement of operations.

Embratel has loans denominated in currencies other than its functional currency, primarily in U.S. dollars, and with variable rates of interest. Accordingly, Embratel is exposed to market risk from changes in foreign- exchange rates and interest rates. Embratel manages risk arising from fluctuations in currency exchange rates, which affect the amount of Brazilian Reais necessary to pay the foreign currency denominated obligations, by using derivative financial instruments, primarily currency swaps. While such instruments reduce Embratel’s foreign exchange risk, they do not entirely eliminate such risk. Credit risk exposure is managed by restricting the counterparties on such derivative instruments to major financial institutions with high credit quality. Embratel does not hold or issue financial instruments for trading purposes. As of December 31, 2003 and 2002, Embratel held outstanding currency swap contracts in the notional amount of $440 million and $422 million, respectively, to reduce the impact on its obligations of devaluations of the Brazilian Real. All of Embratel’s currency swaps are recorded in the consolidated balance sheet at fair value with changes in fair value reported as miscellaneous income (expense) in the Company’s consolidated statements of operations.

Accounts Receivable Securitization Facility

On May 23, 2002, the Predecessor Company renewed its accounts receivable securitization program (the “A/R Facility”) which was an agreement to sell, on an ongoing basis, accounts receivable to a wholly-owned “bankruptcy remote” subsidiary. The subsidiary subsequently sold receivables for proceeds of up to $1.5 billion. Prior to the renewal, the A/R Facility allowed the Company to sell receivables for proceeds of up to $2.2 billion. The Predecessor Company was responsible for servicing the accounts receivable sold. The sale of the receivables was accounted for under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” No amounts were sold or outstanding as of December 31, 2003 and 2002. The

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company recorded a loss on the sale of accounts receivable of approximately $21 million and $89 million for the years ended December 31, 2002 and 2001, respectively, which is included in the consolidated statements of operations in other miscellaneous income (expense). The carrying value of the retained interest in the receivables was based upon the Predecessor Company’s interest in the receivables offset, in part, by estimated loss reserves and fees against the receivables sold.

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

(15) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gain (loss) on available-for-sale securities and the Company’s minimum pension liability. The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax, for each of the three years ended December 31, 2003 (in millions):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2001	$(265)	$448	$—	$183
Current year change	112	(697)	(9)	(594)
Tax benefit	—	269	—	269

Balance, December 31, 2001	(153)	20	(9)	(142)
Current year change	(156)	(22)	(38)	(216)

Balance, December 31, 2002	(309)	(2)	(47)	(358)
Current year change	15	7	—	22
Application of fresh-start reporting (Note 4)	294	(5)	47	336

Balance, December 31, 2003 (Successor Company)	$—	$—	$—	$—

(16) Redeemable Preferred Securities

The Predecessor Company’s Plan of Reorganization became effective and it emerged from bankruptcy on April 20, 2004. The Predecessor Company adopted fresh-start reporting effective December 31, 2003 at which time it effectively cancelled all shares of the Predecessor Company’s redeemable preferred securities (see Note 4). The following redeemable preferred securities, which were included in the December 31, 2002 consolidated balance sheet, were effectively cancelled as of December 31, 2003 upon application of fresh-start reporting.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series D, E and F Junior Convertible Preferred

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

These securities were originally recorded at a discount. The remaining discount of $55 million that was not accreted prior to the Predecessor Company’s bankruptcy filing was written-off in the third quarter of 2002 as reorganization items in accordance with SOP 90-7 (see Note 3).

In March 2003, 11,630 shares, 11,515 shares and 88 shares of Series D, E and F Junior Convertible Preferred Stock, respectively, with an aggregate liquidation value of $58 million were converted to 2,452,221 shares of WorldCom group common stock and 126,291 shares of MCI group common stock.

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures

The Predecessor Company assumed $750 million of 8% Cumulative Quarterly Income Preferred Securities, Series A (“QUIPS”), representing 30 million shares outstanding due June 30, 2026 which were previously issued by a wholly owned Delaware statutory business trust (the “Trust”). The Trust exists for the purpose of issuing the QUIPS and investing the proceeds in the Predecessor Company’s 8% Junior Subordinated Deferrable Interest Debentures, Series A (“Subordinated Debt Securities”) due June 30, 2026, the only assets of the Trust.

These securities were classified as minority interest subject to compromise—Company-obligated mandatorily redeemable preferred securities in the December 31, 2002 consolidated balance sheet in accordance with SOP 90-7.

Intermedia Series B Redeemable Exchangeable Preferred Stock

There were 587,640 shares of Intermedia Series B Preferred Stock outstanding as of December 31, 2002. These securities were classified as minority interest subject to compromise in the December 31, 2002 consolidated balance sheet in accordance with SOP 90-7. The premium of $53 million was amortized to minority interest income in the periods prior to the Company’s bankruptcy filing. In connection with the Company’s bankruptcy filing, all original issue discounts and premiums were written-off in the third quarter of 2002 as reorganization items in accordance with SOP 90-7 (see Note 3).

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Synergies Management Company (“SMC”) Class A Preferred Stock

SMC, a wholly owned subsidiary of the Predecessor Company, had 500 shares authorized and 475 shares outstanding of 6.375% cumulative preferred stock, Class A Preferred Stock as of December 31, 2002. These securities were classified as minority interest subject to compromise in the December 31, 2002 consolidated balance sheet in accordance with SOP 90-7.

(17) Shareholders’ Equity

Successor Company

The Predecessor Company’s Plan became effective and the Predecessor Company emerged from bankruptcy on April 20, 2004. The Predecessor Company applied fresh-start reporting effective December 31, 2003 and, as a result, reflected all shares of WorldCom group and MCI group common stock, warrants to acquire WorldCom group common stock, Series D, E, and F Junior Convertible preferred stock and SMC Class A preferred stock as cancelled (see Note 3). The equity structure of the Successor Company as of December 31, 2003 is discussed below.

MCI Common Stock

On April 20, 2004, the Predecessor Company merged with and into the Successor Company and the separate existence of the Predecessor Company ceased to exist. The Successor Company is a Delaware corporation and filed a new certificate of incorporation (“New Articles”). The New Articles authorized 3,000,000,000 shares of MCI common stock (“common stock”) with $0.01 par value. As a result of the Predecessor Company’s emergence from bankruptcy, the Successor Company issued approximately 296 million shares of common stock to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty and approximately 8.6 million shares were issued through the MCI, Inc. 2003 Management Restricted Stock Plan. Additionally, approximately 20 million shares are expected to be issued pursuant to the Plan to settle the claims of general unsecured creditors. Pursuant to the Plan, such stock had an agreed value of $8.5 billion. Accordingly, the Successor Company recorded common stock and additional paid-in capital of $3 million and $8.5 billion, respectively, in the consolidated balance sheet as of December 31, 2003 (see Note 4). In addition to any other approval required by law, any action to effect a stock split or reverse stock split of the common stock within one year after April 20, 2004 shall require the approval of the holders of at least ninety-five percent (95%) of the shares of the common stock then outstanding.

MCI Shareholder Rights Plan

On April 20, 2004, the Board of Directors of MCI declared a dividend of one right (“Right”) for each outstanding share of MCI Common Stock to stockholders of record on that date. The Rights become exercisable upon the earlier of: (i) ten days following a public announcement by another person or group that it has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock. Certain qualifying tender offers made to all stockholders will not trigger the Rights. The Rights expire on the date of the 2007 annual meeting, unless earlier redeemed at a price of $.001 per Right. If the Rights become exercisable, they permit the holders to acquire common stock with a market value equal to twice the exercise price or could permit holders to acquire common stock of an acquirer of MCI with a market value equal to twice the exercise price.

Embratel Preferred and Common Stock

As of December 31, 2003 and 2002, there were 210 billion Embratel preferred shares and 124 billion common shares all without par value. The preferred shares are non-voting, except under limited circumstances,

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and are entitled to a minimal non-cumulative dividend of 6% per annum resulting from the division of the subscribed capital by the number of shares or a dividend 10% higher than that paid to each ordinary share, whichever is higher. The preferred shares of Embratel have a priority in relation to the common shares in the event of a liquidation of Embratel. The Embratel preferred shares and common shares not owned by the Company are classified as other minority interests in the Company’s consolidated balance sheets.

Predecessor Company

The Predecessor Company’s Plan of Reorganization became effective and it emerged from bankruptcy on April 20, 2004. The Predecessor Company adopted fresh-start reporting effective December 31, 2003 at which time it effectively cancelled all shares of the following securities which were included in the December 31, 2002 consolidated balance sheet (see Note 4). The equity structure of the Predecessor Company as of December 31, 2002 is discussed below.

Common Stock

Since June 7, 2001, the Predecessor Company has maintained two classes of common stock: WorldCom group common stock and MCI group common stock. The rights of the holders of the WorldCom group common stock include one vote per share and one liquidation unit in the event of the dissolution of the Predecessor Company. The MCI group common stock holds variable voting rights, is convertible to WorldCom group common stock at the option of the Board of Directors, and receives  1/25 of a liquidation unit in the event of dissolution. Neither class of common stock holds the right to a dividend, although the Predecessor Company historically paid quarterly dividends on the MCI group common stock prior to the Petition Date.

Warrants

As of December 31, 2002, the Predecessor Company had 2.2 million warrants outstanding for WorldCom group common stock at prices ranging from $20.75 to $45.00 per share. The warrants were initially issued by entities that were subsequently acquired by the Predecessor Company. Upon the acquisition of these entities by WorldCom, the warrants were converted into warrants to acquire WorldCom group common stock.

Dividends

The Predecessor Company did not declare nor pay any dividends in 2003. Dividends paid or declared on both common and preferred securities during the years ended December 31, 2002 and 2001 are as follows (in millions):

	Predecessor Company
	2002		2001
Class of Stock	Cash Dividends Paid	Cash Dividends Declared	Cash Dividends Paid	Cash Dividends Declared
MCI group common stock	$142	$—	$71	$213
Preferred Stock:
Series B	—	—	5	—
Series D	5	3	3	5
Series E	5	3	3	6
Series F	7	4	4	8

During July 2002, the Predecessor Company paid dividends to existing holders of Series D, E, and F preferred securities in the form of common stock units. Each common stock unit included one share of

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WorldCom group common stock and 0.0515 shares of MCI group common stock. The number of common stock units included in the dividend payment was determined based on a formula that considered average stock price and other factors. The amount paid in stock dividends in 2002 was $9 million. As a result of the Predecessor Company’s bankruptcy filing, all preferred dividends to be paid after the Petition Date were stayed.

Digex Series A Convertible Preferred Stock

As of December 31, 2002, there were 50,000 shares outstanding of Digex Series A Convertible Preferred Stock. Approximately 100,000 shares were originally issued with detachable warrants to purchase 1,065,000 shares of Digex Class A common stock, for an aggregate of $100 million, of which $15 million was in the form of equipment purchase credits. Of the $15 million of equipment purchase credits, approximately $6 million were used for equipment purchases during 2002 and no equipment purchase credits remained outstanding as of December 31, 2002. The warrants expired on January 12, 2003. The Digex Series A Convertible Preferred Stock does not pay dividends and there are no voting rights.

On November 17, 2003, the Predecessor Company paid approximately $39 million for the acquisition of the remaining interest in Digex. This payment included the purchase of the outstanding shares of Class A Common Stock of Digex not already owned for $1.00 per share. Also included in this payment was the purchase of the 50,000 outstanding shares of Series A Convertible Preferred Stock of Digex from Hewlett-Packard. Following the completion of the purchase, Digex became a wholly owned subsidiary of the Predecessor Company.

WorldCom Shareholder Rights Plan

On March 7, 2002, the Board of Directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of WorldCom group common stock and for each outstanding share of MCI group common stock. Each Right entitles (i) the holder of WorldCom group common stock to purchase one one-thousandth of a share of Series 4 Junior Participating Preferred Stock, par value $.01 per share, of the Predecessor Company at a price of $60.00, subject to adjustment and (ii) the holder of MCI group common stock to purchase one one-thousandth of a share of Series 5 Junior Participating Preferred Stock, par value $.01 per share, of the Predecessor Company at a price of $40.00, subject to adjustment.

The Rights were cancelled on the Emergence Date.

(18) Stock-Based Compensation

Successor Company

MCI, Inc. 2003 Management Restricted Stock Plan

In connection with the confirmation of the Predecessor Company’s bankruptcy, the Bankruptcy Court and the Predecessor Company’s creditors approved the adoption of the MCI, Inc. 2003 Management Restricted Stock Plan (the “2003 Restricted Stock Plan”), which became effective on the Emergence Date. Under the 2003 Restricted Stock Plan, the Company is authorized to issue restricted stock unit and restricted stock awards with respect to up to 10,921,000 shares of MCI Common Stock. Restricted stock unit awards with respect to 8,597,739 of those shares were granted on the Emergence Date.

The 2003 Restricted Stock Plan will be administered by the Compensation Committee of the Board of Directors. The plan allows the Committee to make awards of restricted stock or restricted stock units to such officers and key employees of the Company as the Committee in its sole discretion determines to be responsible for the success and future growth and profitability of the Company.

Awards under the 2003 Restricted Stock Plan may be granted in any one or a combination of stock awards or stock units. Each type of grant is described below. The Compensation Committee will determine the vesting

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

schedule for any stock awards and stock unit awards. The awards granted on the Emergence Date vest quarterly over a period of three years. To the extent permitted by the Compensation Committee in award agreements, participants may exchange grants between stock units and stock awards.

Stock unit awards may be granted by the committee in its sole discretion. A “stock unit” means a notional account representing one share of Common Stock. Recipients of stock units awards will be eligible to receive dividend equivalents. A dividend equivalent is the right to receive the amount of any dividend paid on the share of Common Stock underlying a stock unit, which will be payable in cash or in the form of additional stock units. The receipt of stock unit awards may be deferred, as further described below under “MCI, Inc. Deferred Stock Unit Plan.”

Stock awards may be granted by the committee in its sole discretion. A stock award is the transfer of Common Stock with or without payment therefor. A stock award agreement will specify whether the participant will have, with respect to the shares of Common Stock subject to a stock award, all of the rights of a holder of shares of Common Stock of the Company.

If there is any change in the Common Stock of the Company through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Company, an adjustment will be made to the shares available under the 2003 Restricted Stock Plan and to each outstanding stock unit such that each such award shall thereafter be exercisable for such securities, cash and/or other property as would have been received in respect of the Common Stock subject to such stock unit had such award been exercised in full immediately prior to such change or distribution, and such an adjustment shall be made successively each time any such change shall occur. In the event of any change or distribution described in the preceding sentence, in order to prevent dilution or enlargement of participants’ rights under the 2003 Restricted Stock Plan, the committee will have authority to adjust, in an equitable manner, the number and kind of shares that may be issued under the 2003 Restricted Stock Plan, the number and kind of shares subject to outstanding awards, the purchase price applicable to outstanding awards, and the fair market value of the Common Stock and other value determinations applicable to outstanding awards. Appropriate adjustments may also be made by the committee in the terms of any awards under the 2003 Restricted Stock Plan to reflect such changes or distributions and to modify any other terms of outstanding awards on an equitable basis, including modifications of performance targets and changes in the length of performance periods, if applicable. In addition, the committee is authorized to make adjustments to the terms and conditions of, and the criteria included in, awards in recognition of unusual or nonrecurring events affecting the Company or the consolidated financial statements of the Company, or in response to changes in applicable laws, regulations, or accounting principles.

If there is a change in control of the Company and any participant is terminated without “cause” (as such term is defined in the agreement pertaining to the award) within two years thereafter, all then outstanding stock units of such participant will immediately vest and become settleable and any restrictions on stock awards of such participant will immediately lapse. Thereafter, all awards shall be subject to the terms of any agreement effecting the change in control.

MCI, Inc. Deferred Stock Unit Plan

Any participant may elect to defer receipt of all or a portion of the common stock subject to a stock award under the 2003 Restricted Stock Plan. Any such election must be made in accordance with procedures established by the compensation committee and prior to the date the portion of the stock units to be deferred vests. Once an election to defer is made, it will be permanent and irrevocable. All distributions will be made in the form of common stock.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A participant’s deferred stock unit account will be credited with a number of notional shares of common stock equal to the number of stock units deferred as soon as practicable after the stock units would have been received by the participant absent the deferral election. A participant will, at all times, be 100% vested in any amounts credited to his or her deferred stock unit account. The Company is not required to actually invest amounts credited to participants’ accounts in shares of common stock or otherwise.

An amount equal to any regular cash dividend which would have been received by a participant had the amounts credited to his or her deferred stock unit account actually been invested in shares of common stock will be paid to him or her.

MCI, Inc. 2003 Employee Stock Purchase Plan

In connection with the confirmation of the Predecessor Company’s bankruptcy, the Bankruptcy Court and the Predecessor Company’s creditors approved the adoption of the MCI, Inc. 2003 Employee Stock Purchase Plan (the “Employee Ownership Plan”) which became effective on the Emergence Date.

Under the Employee Ownership Plan, which is a stock purchase plan qualified under Section 423 of the Internal Revenue Code, up to 2,200,000 shares of Common Stock may be purchased by eligible employees of the Company through payroll deductions of up to 15% of their eligible compensation. The purchase price will be equal to the lower of 85% of the market value of the stock at the beginning and at the end of each six-month offer period commencing July 1 and January 1 of each calendar year. The Employee Ownership Plan requires the Company to purchase shares on the open market to fulfill obligations under the plan.

If a participant’s employment with the Company or a participating subsidiary terminates, then unless the termination coincides with the last day of an offering period, the payroll deductions allocated his or her account for that offering period will be returned to him or her. All shares of common stock in the participant’s account will be distributed to him or her.

If the Company is a party to a sale of substantially all of its assets, or a merger or consolidation, then the right to purchase shares of common stock under the Employee Ownership Plan will be subject to the agreement of sale, merger or other consolidation.

If there is a stock split, stock dividend or other change affecting the common stock, then the number and kind of securities reserved under the Employee Ownership Plan will be appropriately adjusted by the Board of Directors. Appropriate adjustments will also be made to the purchase price for shares of common stock at the end of the offering period in which such an event occurs and other terms of the Employee Ownership Plan.

Embratel Plan

Embratel also maintains a separate stock option plan. The plan grants Embratel’s directors and employees options to purchase Embratel preferred shares at the market value on the grant date. The options become exercisable over a three to four year period and expire ten years from the grant date. Until the third quarter of 2001, options were granted with the exercise price adjusted for inflation until the exercise date using the General Market Price Index (IGP-M), became exercisable over a three-year period and expired 10 years after the date of grant. Pursuant to the Embratel Plan, options granted may be exercised upon the occurrence of certain events, including a change in shareholder control of Embratel.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares acquired pursuant to the Embratel Option Plan will maintain all of the rights pertaining to the shares of equal class and type, including dividends. Summarized information relating to the Embratel Option Plan is as follows (in millions):

Number of Options
Balance January 1, 2001	3,553
Granted	6,265
Exercised or sold	(13)
Expired or canceled	(3,540)

Balance December 31, 2001	6,265
Granted	2,097
Expired or canceled	(478)

Balance December 31, 2002	7,884
Granted	2,807
Exercised or sold	(1,221)
Expired or canceled	(739)

Balance December 31, 2003	8,731

Weighted average exercise price on December 31, 2001 (per thousand shares)	$2.81
Weighted average exercise price on December 31, 2002 (per thousand shares)	$1.54
Weighted average exercise price on December 31, 2003 (per thousand shares)	$2.06

The following table summarizes information about the Embratel Plan options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (per thousand shares)	Number Outstanding (In Millions)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price (per thousand shares)	Number Outstanding (In Millions)	Weighted-Average Exercise Price (per thousand shares)
$0.69 – 0.86	1,763	8.83	$0.76	405	$0.76
$0.87 – 0.93	3	8.92	$0.92	—	$0.92
$0.94 – 1.55	13	9.17	$1.03	—	$1.03
$1.56 – 1.90	30	9.67	$1.83	—	$1.83
$1.91 – 2.07	50	9.67	$2.04	—	$2.04
$2.08 – 2.31	4,288	7.83	$2.25	1,715	$2.25
$2.32 – 2.52	12	7.83	$2.48	6	$2.48
$2.53 – 2.69	2,550	9.83	$2.63	—	$2.63
$2.70 – 3.36	22	8.00	$3.27	11	$3.27

	8,731			2,137

The fair values of the Embratel Option Plan options granted during the years ended December 31, 2003, 2002 and 2001 have been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected volatility	57%	64%	65%
Risk free interest rate	17%	27%	13%
Expected life (years)	5	5	5
Dividend yield	—	—	—

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company

WorldCom Plans

The Predecessor Company adopted fresh-start reporting (see Note 4) as of December 31, 2003, at which time it effectively cancelled all common stock options under the Predecessor Company’s 1990 Stock Option Plan, the 1997 Stock Option Plan, the 1999 Stock Option Plan, and the MCI ESPP Plan in addition to several other stock option plans assumed from various acquired companies, (collectively, the “Option Plans”).

As of December 31, 2003 and 2002, the Predecessor Company had authorized 1,025 million shares of WorldCom group common stock for issuance under the Option Plans, including the stock option plans assumed from various acquisitions. As of December 31, 2002, 611 million options were available for issuance and approximately 414 million options had been granted under the Option Plans.

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

Information regarding options and warrants granted and outstanding is summarized below (in millions, except share price):

	Number of Options and Warrants	Weighted Average Exercise Price
Balance, January 1, 2001	353	$33.85
Assumed in connection with acquisitions	12	24.59
Granted	87	15.63
Exercised	(11)	10.74
Expired or canceled	(41)	37.38

Balance, December 31, 2001	400	29.85
Granted	4	15.63
Exercised	(2)	6.94
Expired or canceled	(175)	37.99

Balance, December 31, 2002	227	23.49
Granted	—	—
Exercised	—	—
Expired or canceled	—	—

Balance, December 31, 2003 (Predecessor Company)	227	$23.49

Application of fresh-start reporting (Note 4)	(227)

Balance, December 31, 2003 (Successor Company)	—

Approximately 114 million of the options expired or canceled in 2002 represent options cancelled as part of a voluntary exchange program in which employees could exchange previously granted stock options for options with new exercise prices, expiration dates and vesting schedules to be issued at a future date that was to be six months and one day from the date of cancellation. The issuance of the new options never occurred due to the Company’s bankruptcy filing.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options granted during the years ended December 31, 2002 and 2001 are summarized as follows (shares in millions):

	2002			2001
	Number of options	Average fair value	Average exercise price	Number of options	Average fair value	Average exercise price
Exercise price equals market price	—	$—	$—	79	$7.70	$15.63
Exercise price greater than market price	4	$3.24	$15.63	8	$7.05	$15.63

(19) Leases and Commitments

The Predecessor Company leases office facilities, office equipment and telecommunications equipment under non-cancelable operating leases having initial terms of more than one year. Various facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs or require the Predecessor Company to pay certain maintenance and utility costs. Included with telecommunication facilities are contractual commitments with incumbent local phone companies that provide ports to the Predecessor Company and obligations under right-of-way and franchise agreements with various entities. At December 31, 2003, future minimum payments under non-cancelable leases and commitments, other contractual commitments and capital lease obligations were as follows (in millions):

	Operating Leases and Commitments			Capital Leases
As of December 31,	Office Facilities and Equipment	Telecommunications Facilities	Total
2004	$844	$473	$1,317	$66
2005	850	229	1,079	50
2006	751	138	889	50
2007	702	116	818	53
2008	203	104	307	43
Thereafter	635	747	1,382	240

Total	$3,985	$1,807	$5,792	502

Interest				(188)

Total				$314

Rental expense under operating leases was $897 million, $1.5 billion and $1.6 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The reduction in expense relates to the Predecessor Company’s reduction in leases due to rejections during the Chapter 11 proceedings (see Note 3).

Property, plant and equipment assets under capital leases were $368 million and $442 million as of December 31, 2003 and 2002, respectively. Fresh-start reporting eliminated the accumulated depreciation on these assets as of December 31, 2003 (see Note 7). As of December 31, 2002, accumulated depreciation on these assets was $61 million. The Predecessor Company recorded $23 million, $23 million, and $28 million in depreciation expense on these assets for the years ended December 31, 2003, 2002, and 2001, respectively.

The Predecessor Company and Electronic Data Systems Corporation (“EDS”) have negotiated dual outsourcing agreements. The Predecessor Company has outsourced portions of its information technology

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations to EDS, pursuant to which EDS has assumed responsibility for the Predecessor Company’s information technology system operations at several locations. As of December 31, 2003, the contractual obligations associated with this contract is $2.1 billion in the aggregate and has been included with office facilities and equipment in the table above.

Additionally, the Predecessor Company leases to EDS certain computer equipment in connection with the information technology outsourcing agreement. During 2003, Predecessor Company leased additional computer equipment to EDS and recorded a loss of approximately $16 million on these sales-type leases. The Predecessor Company’s investment in these types of arrangements as of December 31, 2003 and 2002 was $160 million and $128 million, respectively. The December 31, 2003 amount is based on estimates of equipment under the agreement and adjustments could result from a pending inventory which is required under the agreement to be completed by June 2004.

The Predecessor Company has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. The Company assesses its minimum exposure based on penalties to exit the contracts on December 31 of each year. As of December 31, 2003, the obligation associated with this liability is $1.6 billion.

As of December 31, 2003, the Predecessor Company had various miscellaneous purchase commitments for services and other agreements in the aggregate amount of $151 million.

(20) Contingencies

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

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement. The Predecessor Company accrued for its estimate to settle the litigation as of December 31, 2003 and 2002.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 19, 2003, the Predecessor Company announced a proposed settlement with the SEC regarding a civil penalty. Pursuant to the initial proposed settlement, the Predecessor Company would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of the Predecessor Company’s emergence from Chapter 11 protection. On June 11, 2003, the Predecessor Company consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the permanent injunction entered on November 26, 2002. On July 2 and 3, 2003, the Predecessor Company filed documents in the District Court modifying the proposed settlement. Pursuant to the revised proposed settlement, the Predecessor Company would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of the Predecessor Company’s emergence from Chapter 11 protection and by transfer of common stock in the reorganized company having a value of $250 million (based upon the valuation set forth in the Plan). On July 7, 2003, the District Court issued an order approving the proposed settlement. On September 3, 2003, one of the Predecessor Company’s creditors filed a notice of appeal of this order to the U.S. Court of Appeals for the Second Circuit. On August 6, 2003, the U.S. Bankruptcy Court for the Southern District of New York issued an order approving the proposed settlement. On August 18, 2003, certain creditors filed a notice of appeal of this order to the U.S. District Court. Pursuant to agreements entered into in connection with the Second Amended Plan of Reorganization, those creditors withdrew their appeals upon the consummation of the Plan. The District Court’s order provides that the funds paid and common stock transferred by the Predecessor Company in satisfaction of the SEC’s penalty claim will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002. The Predecessor Company has estimated the allowed claim to be $2.25 billion, which was accrued during 2002.

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

ERISA Litigation. On March 18, 2002, one current and one former employee filed suit in federal court in California against the Predecessor Company and two of its former executive officers on behalf of a putative class

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of participants in the WorldCom 401(k) plan and its predecessor plans, claiming that defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) with respect to the administration of the plans by, among other things, misrepresenting the Predecessor Company’s financial results and by allowing plan participants to continue to invest in the Predecessor Company’s stock as one of their plan options. Following the Predecessor Company’s June 25, 2002, restatement announcement, participants in 401(k) plans for the Predecessor Company and various of its affiliates filed approximately 15 additional putative class action suits against Predecessor Company and certain of its executive officers in federal courts in New York, Mississippi, Florida, Oklahoma, and the District of Columbia.

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

In conjunction with Predecessor Company’s bankruptcy claims resolution proceeding, certain states have filed or may file claims concerning Predecessor Company’s income tax filings and its approach to related-party charges. The Company is working with the appropriate state taxing officials on these issues in an attempt to

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolve the claims. On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code.

The Company believes that the filing of this motion is merely a litigation tactic and that the motion has no merit. The bankruptcy court has held hearings on the motion, at the conclusion of which, the bankruptcy court took the matter under advisement.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products as are usual and customary in the Predecessor Company’s business. The Company evaluates estimated losses for such indemnifications provisions under SFAS No. 5, “Accounting for Contingencies.” The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the consolidated financial statements.

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

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2003. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material.

(21) Income Taxes

The Company is subject to U.S. Federal, state, local and foreign income taxes. The domestic and foreign components of income (loss) from continuing operations before provision for income taxes for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	Predecessor Company
	Year Ended December 31,
	2003	2002	2001
Domestic	$25,648	$(9,213)	$(10,806)
Foreign	(2,629)	78	(2,362)

Income (loss) from continuing operations before income taxes	$23,019	$(9,135)	$(13,168)

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the provision for (benefit from) income taxes related to continuing operations for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	Predecessor Company
	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(154)	$4
State and local	80	78	77
Foreign	362	(68)	828

Total current expense (benefit)	442	(144)	909
Deferred:
Federal	29	154	250
State and local	2	11	19
Foreign	(66)	33	(675)

Total deferred (benefit) expense	(35)	198	(406)

Income tax expense related to continuing operations	$407	$54	$503

A reconciliation of differences between the federal income tax statutory rates and effective income tax rates for income (loss) from continuing operations, which include both federal, state, local and foreign income taxes for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Predecessor Company
	Year Ended December 31,
	2003	2002	2001
U.S. Federal statutory tax expense (benefit) rate	35.0%	(35.0)%	(35.0)%
Goodwill	—	0.3	10.4
Foreign income inclusion	3.0	3.2	1.3
Penalties	—	8.6	—
State income taxes	0.2	0.7	0.5
Valuation allowance	(43.3)	18.7	18.2
Foreign taxes	5.3	(0.7)	7.4
Other	1.6	4.8	1.0

Effective tax rate	1.8%	0.6%	3.8%

The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The 2003 effective rate is lower than the expected statutory rate of 35% primarily due to a decrease in the valuation allowance. The net amount of the valuation allowance decreased significantly in 2003 primarily as a result of the establishment of the deferred tax liability for the effects of the Bankruptcy Plan.

The 2002 effective rate is lower than the expected federal statutory rate of 35% primarily due to (i) a SEC civil penalty and other permanent items non-deductible for tax purposes, (ii) an increase in the valuation allowance attributable to losses from operations for which no tax benefit was recorded, and offset by (iii) the utilization of net operating losses, which were carried back for five years as a result of a change in tax law.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2001 effective rate is lower than the expected federal statutory rate of 35% primarily due to (i) impairment charges recorded in 2001 relating to goodwill for which no tax benefit was recorded, (ii) differences in effective tax rates in foreign jurisdictions, and (iii) an increase in the valuation allowance attributable to losses from operations for which no tax benefit was recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of the deferred tax assets and liabilities were as follows as of December 31, 2003 and 2002 (in millions):

	Successor Company	Predecessor Company
	As of December 31,
	2003	2002
Deferred tax assets:
Depreciation, amortization and impairment	$2,264	$2,775
Intangibles	537	563
Provision for doubtful accounts	924	944
Net operating loss carryforwards	5,908	6,126
Accrued liabilities	141	181
Investments	532	69
Tax credits	306	303
Embratel deferred tax assets	773	667
Other	722	1,019

Total deferred tax assets	12,107	12,647
Less: valuation allowance	(1,748)	(11,445)

Net deferred tax assets	$10,359	$1,202

Deferred tax liabilities:
Line installation costs	$723	$673
Embratel deferred tax liabilities	140	100
Effects of bankruptcy plan	9,113	—

Total deferred tax liabilities	$9,976	$773

Net deferred tax assets	$383	$429

Subsequent to the completion of the 2002 consolidated financial statements, the Company determined that its deferred tax asset balance related to depreciation, amortization and impairment was understated and its deferred tax asset related to net operating loss carryforwards was overstated. The net adjustment resulted in a $273 million reduction to gross deferred tax assets. The valuation allowance increased by a corresponding amount. The December 31, 2002 amounts reflected above have been adjusted to reflect this revision.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, the Company determined that it is more likely than not that a portion of the Predecessor Company’s deferred tax assets, exclusive of Embratel’s, will not be realized and that a valuation allowance of $1.7 billion, $11.4 billion, and $9.5 billion is necessary as of December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002, and 2001, the Predecessor Company’s decision to establish a valuation allowance was primarily based on negative evidence of losses in recent years.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company had unused net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $15.5 billion which expire in various amounts through 2022. These NOL carryforwards result in a deferred tax asset of approximately $5.9 billion at December 31, 2003.

The ability of the Company to use its net operating loss carryforwards and other tax attributes may be subject to certain statutory and other limitations after the Emergence Date. One such limitation is the required reduction of certain tax attributes due to the cancellation of indebtedness. The United States Treasury Department and the IRS have issued temporary regulations that provide for tax attribute reduction when the debt of a member of a consolidated group is forgiven. It is uncertain at this time how much, if any, of the net operating loss carryforwards or other tax attributes will survive after this reduction. In addition, Internal Revenue Code Section 382 limits the future use of net operating loss carryforwards and certain other tax attributes when a prescribed ownership change occurs. These limitations are less burdensome when a company undergoes an applicable ownership change pursuant to a confirmed Chapter 11 Bankruptcy Plan, when certain predecessors shareholders and qualified creditors receive at least fifty percent of the successor company’s equity. The Company cannot reasonably ascertain what this limitation will be if any at this time. Upon adoption of fresh start accounting, the Company has established a deferred tax liability to account for the cancellation of indebtedness resulting upon emergence. The Company’s deferred tax assets and liabilities will be adjusted when the actual tax attribute reduction and the impact of limitations of Section 382, if any, are determined. Any future changes in net deferred tax asset values as of the fresh start date will be adjusted to reorganization value and not through income.

Prior to the Job Creation and Worker Assistance Act of 2002 (the “Act”), enacted by Congress on March 9, 2002, tax net operating losses could be carried back to reclaim U.S. federal income taxes paid in the two years preceding the tax year in which the net operating losses were generated, and could be utilized to offset 90% of the alternative minimum tax liability. The Act extended the carryback period to the five years preceding the tax year in which the net operating loss was generated, and allowed alternative minimum tax net operating losses to be carried back to reclaim all remaining alternative minimum tax liability.

As a result of this legislation change and restatement, the Predecessor Company received a tax refund in 2002 and recognized $210 million of U.S. federal income tax benefit due to the carry back of NOLs which were previously reduced by a valuation allowance.

The Predecessor Company considers earnings relating to remaining foreign subsidiaries and affiliates to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. The Company has determined that it is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

The following table includes the changes related to the Predecessor Company’s tax valuation allowances for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Predecessor Company					Successor Company
	Balance at Beginning of Period	Additions	Deductions	Other changes	Balance at End of Period	As of December 31, 2003
2003	$11,445	$—	$(9,958)	$261	$1,748	$1,748
2002	9,497	1,728	—	220	11,445
2001	4,192	2,822	—	2,483	9,497

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22) Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Company maintains two defined benefit pension plans, the MCI Communications Corporation Plan and WorldCom International Data Services, Inc. Plan (collectively, the “MCI Plans”), which cover substantially all MCI employees who became WorldCom employees as a result of the Predecessor Company’s merger with MCI Communications, Inc. and who work 1,000 hours or more in a year. Effective January 1, 1999, participants of the MCI Plans no longer earn future compensation credits, although interest accruals and benefit vesting continues. Annual service cost for the MCI Plans is determined using the projected unit credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of the employees. As a result of fresh-start reporting, all unamortized prior service costs were eliminated and the generation of any future amounts subsequent to December 31, 2003 will be amortized under the same method as discussed above.

The accumulated benefit obligation of the MCI Communications Corporation Plan exceeded the fair value of its assets by $73 million and $84 million at December 31, 2003 and 2002, respectively. As of December 31 2003, the Predecessor Company had an additional minimum pension liability of $47 million, of which $38 million (representing the amount of excess unfunded accumulated benefit liability over the accrued liability) was recorded in 2002. Upon adoption of fresh-start reporting as of December 31, 2003, the additional minimum pension liability was reclassified from accumulated other comprehensive loss to other liabilities in the Successor Company’s consolidated balance sheet. In addition, all pension amounts as of December 31, 2003 were adjusted to the projected benefit obligation which resulted in the Successor Company’s recognition of previously unrecognized net actuarial gains and losses and settlement gains and losses.

The WorldCom International Data Services, Inc. Plan held assets in excess of the accumulated benefit obligation of $16 million and $17 million for the years ended December 31, 2003 and 2002, respectively.

In 2003 and 2002, the Predecessor Company recorded net curtailment and settlement gains related to workforce reductions of $39 million and $35 million, respectively. In 2002, the net curtailment and settlement gain of $35 million was comprised of $24 million for curtailment losses and $59 million related to a settlement gain.

The Predecessor Company also maintained a postretirement benefit plan that provides health and life insurance benefits to union members who are either currently retired or in active employee status and have satisfied certain eligibility requirements. Actuarially determined postretirement benefit costs are accrued as active employees earn these benefits. As of December 31, 2003, the Predecessor Company’s pension and postretirement plans did not hold any direct investment in WorldCom group or MCI group common stock. The postretirement plan does not offer a prescription drug benefit and thus, FASB Staff Position Financial Accounting Standard 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” is not applicable.

Additionally, Embratel sponsors a defined benefit plan and a postretirement medical assistance plan (collectively, the “Embratel Benefit Plans”). There were 12 active participants in the defined benefits plans as of December 31, 2003. Contributions to the defined benefit and postretirement medical assistance plans are based on actuarial studies prepared by independent actuaries under Brazilian regulations, and actuarial studies are reviewed periodically to determine whether adjustments to the contributions are necessary. In addition, Embratel has a defined contribution plan to which it contributes.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations

The following table sets forth changes in the accumulated benefit obligations for the MCI Plans and Embratel Benefit Plans as of December 31, 2003 and 2002 (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Benefit Obligations
Benefit obligations at January 1, 2002 (Predecessor Company)	$455	$31	$321	$106
Interest cost	31	2	28	9
Curtailment loss	24	—	—	—
Actuarial (gain) loss	(2)	—	48	4
Benefits paid	(8)	(2)	(24)	(3)
Foreign currency exchange	—	—	(120)	(37)
Settlement gain	(59)	—	—	—
Assumption change	3	—	—	—

Benefit obligations at December 31, 2002 (Predecessor Company)	$444	$31	$253	$79

Interest cost	28	2	33	11
Actuarial loss (gain)	25	5	18	(2)
Benefits paid	(11)	(3)	(28)	(3)
Foreign currency exchange	—	—	57	17
Settlement gain	(39)	—	—	—
Assumption change	6	—	15	—

Benefit obligations at December 31, 2003 (Successor Company)	$453	$35	$348	$102

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets and Funded Status

The following table presents both the change in the value of pension plan assets and the funded status of each plan as of December 31, 2003 and 2002 (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Plan Assets
Fair value of assets at January 1, 2002 (Predecessor Company)	$462	$—	$337	$23
Actual return on plan assets	(17)	—	84	5
Foreign currency exchange	—	—	(126)	(9)
Benefits paid	(8)	—	(24)	(3)
Effects of settlements and transfers	(59)	—	—	—

Fair value of assets at December 31, 2002 (Predecessor Company)	$378	$—	$271	$16
Actual return on plan assets	54	—	47	5
Foreign currency exchange	—	—	60	3
Employer contributions	14	—	—	—
Benefits paid	(11)	—	(28)	(3)
Effect of settlements and transfers	(39)	—	—	—

Fair value of assets at December 31, 2003 (Successor Company)	$396	$—	$350	$21

As of December 31, 2002:
Funded (underfunded) status	$(67)	$(31)	$18	$(62)
Unrecognized net actuarial loss (gain)	69	—	(34)	26
Unamortized prior service cost	4	—	—	—
Unrecognized transition liability	—	—	1	—

Net amount recognized (Predecessor Company)	$6	$(31)	$(15)	$(36)

As of December 31, 2003:
Funded (underfunded) status	$(57)	$(35)	$2	$(81)
Unrecognized net actuarial (gain) loss	—	—	(19)	26
Unrecognized transition liability	—	—	1	—

Net amount recognized (Successor Company)	$(57)	$(35)	$(16)	$(55)

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Recognition

Amounts recognized in the consolidated balance sheets as of December 31, 2003 and 2002 are as follows (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
As of December 31, 2002:
Prepaid (accrued) benefit cost	$6	$(31)	$(15)	$(36)
Additional minimum liability	(51)	—	—	—
Intangible asset	4	—	—	—
Accumulated other comprehensive loss(1)	47	—	—	—

Net amount recognized (Predecessor Company)	$6	$(31)	$(15)	$(36)

As of December 31, 2003:
Accrued benefit cost, net amount recognized (Successor Company)	$(57)	$(35)	$(16)	$(55)

(1)	Amounts previously recorded in accumulated other comprehensive loss were reclassified to long-term liabilities to reflect the adoption of fresh-start reporting as of December 31, 2003 (see Note 4).

The weighted-average asset allocations for the Predecessor Company’s pension plans by asset category (excluding Embratel) were as follows:

	Actual Asset Allocations As of December 31,		Target Asset Allocation
	2003	2002
Equity securities	52%	41%	43%
Debt securities	45%	52%	49%
Real estate	—	—	8%
Other	3%	7%	—

The Company has established and maintains an investment policy for assets held in each MCI Defined Benefit Pension trust. The investment strategies are long-term in nature and designed to meet the following objectives:

•	Ensure that funds are available to pay benefits as they become due;

•	Maximize the trusts’ total return subject to prudent risk taking; and

•	Preserve and/or improve the funded status of the trusts over time.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current investment strategy, as adopted by the Company, provides for the following asset allocation policies:

	Percent of Total Fund MCI Communications Corporation Plan
	Minimum	Target	Maximum
U.S. equities	30%	35%	40%
Non-U.S. equities	8%	10%	12%

Total equities(1)	40%	45%	50%
Fixed income	40%	45%	50%
Real estate(2)	—	10%	15%
Cash and cash equivalents	—	—	10%

	Percent of Total Fund WorldCom International Data Services Plan
	Minimum	Target	Maximum
U.S. equities	30%	35%	40%
Fixed income	60%	65%	70%
Cash and cash equivalents	—	—	10%

(1)	Minimums and maximums for equities do not equal sums of minimums and maximums for each portfolio, but rather reflect constraints for overall equity exposure.
(2)	Allocations to real estate will occur over multiple time periods. Assets targeted to real estate, but not yet allocated, will be invested in fixed income with corresponding adjustments to fixed income rebalancing guidelines.

The Company reviews the asset mix of the funds on a regular basis. Generally, the fund’s asset mix will be rebalanced to the target mix as individual portfolios approach their minimum or maximum levels. The effective asset mix of all portfolios will be measured considering all futures and options positions. Securities convertible into common stock, or which provide for equity participation, are considered to be equities.

To meet its asset allocation objective, the Company has developed an investment manager structure that is based on the current asset allocation policies and investment guidelines. Each investment manager is engaged to manage a specific asset class portfolio. Periodically, the Company may make changes to the investment managers and allocations, as considered appropriate. In general, investment manager performance will be evaluated over a three to five year time horizon. Investments in certain telecommunication companies, including the Company’s, securities, either directly or through controlled affiliates, are to be excluded from portfolio holdings unless held through commingled or mutual funds. Performance objectives set out for each manager are net of investment management fees.

Futures contracts may be used as a substitute for holding the underlying asset related to the futures contract. All deliverable long futures contracts must be fully backed by cash equivalent holdings in the portfolio so that the portfolio is not leveraged. Futures contracts, if any, will be marked to market daily. Regarding mortgage derivatives, the investment manager is prohibited from investing in securities with a high sensitivity to changes in interest rates and prepayment spreads. The purchase, sale, or any other dealings with put or call option securities is limited to a maximum of 10% of portfolio value based on the notional value of the securities. Investment managers who fail to observe the above restrictions will be liable for any investment losses. As of December 31, 2003 and 2002, the fund did not have investments in any derivative instruments.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2003, 2002, and 2001. The actuarial assumptions used to compute the net periodic pension cost, non-qualified pension benefit cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, the Company must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, and expected future cost increases. Two of these items generally have the most significant impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

Annually, the Company sets its discount rate based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. In making this determination, the Company considers, among other things, the yields on Standard & Poor’s high-quality non-callable AA corporate bonds as of year-end.

The expected rate of return on plan assets is the long-term rate of return the Company expects to earn on trust assets. The rate of return is determined by the investment composition of the plan assets and the long-term risk and return forecast for each asset category. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected risk and return characteristics for each asset class are reviewed annually and revised, as necessary, to reflect changes in the financial markets. To compute the expected return on plan assets, the Company applies an expected rate of return to the fair value of the plan assets.

The weighted average assumptions used in determining benefit obligations (excluding Embratel) are as follows:

	Defined Benefit Plans		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	—	—	—	—

The weighted average assumptions used in determining net periodic pension cost (excluding Embratel) are as follows:

	Defined Benefit Plans			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected long-term rate of return on plan assets	8.50%	8.90%	8.90%	—	—	—
Rate of compensation increase	—	—	—	—	—	—

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Embratel Benefit Plans, the weighted average assumptions used in determining the expense and benefit obligations as of and for the years ended December 31, 2003, 2002 and 2001 were as follows: Discount rate and expected rate of return on plan assets of 11.3%; average salary increases, social security increases and plan benefits of 5%.

For the MCI Plans, the postretirement benefit obligation is calculated assuming that health-care costs increased by 6.75% in 2003 and 8.20% in 2002, and the rate of increase in the per capita cost of covered health-care benefits thereafter (the health-care cost trend rate) was assumed to decrease gradually to 4.25% by 2005 and remain at that level thereafter.

For the Embratel Benefit Plans, the postretirement benefit obligation is calculated assuming that health-care costs increased by inflation plus 4.00% in 2003 and inflation plus 5.54% in 2002, and the rate of increase in the per capita cost of covered health-care benefits thereafter was assumed to decrease gradually to inflation plus 2.7% in 2046 and remain at that level thereafter.

Net Periodic Cost

The components of the net postretirement benefit and pension costs for the years ended December 31, 2003, 2002 and 2001 are as follows (in millions):

	MCI Plans (1)		Embratel Benefit Plans (1)
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Year Ended December 31, 2001:
Interest cost on accumulated postretirement benefit obligation	$32	$2	$32	$11
Expected return on plan assets	(44)	—	(41)	(3)
Amortization of prior service cost	1	—	—	—
Amortization of net actuarial (gain) loss	(2)	—	(1)	1

Net periodic postretirement benefit (income) expense	$(13)	$2	$(10)	$9

Year Ended December 31, 2002:
Interest cost on accumulated postretirement benefit obligation	$31	$2	$28	$9
Expected return on plan assets	(40)	—	(37)	(2)
Amortization of prior service cost	1	—	—	—
Curtailment loss	26	—	—	—
Settlement loss	7	—	—	—
Amortization of net actuarial (gain) loss	—	—	(1)	1

Net periodic postretirement benefit expense (income)	$25	$2	$(10)	$8

Year Ended December 31, 2003:
Interest cost on accumulated postretirement benefit obligation	$28	$2	$33	$11
Expected return on plan assets	(29)	—	(36)	(2)
Amortization of prior service cost	1	—	—	—
Settlement loss	5	—	—	—
Amortization of net actuarial loss	2	1	—	1

Net periodic postretirement benefit expense (income)	$7	$3	$(3)	$10

(1)	Service costs were not material due to the MCI Pension Plan being frozen in 1999 and the limited amount of participants in the Embratel Benefit Plans.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health-care cost trend rates have a significant effect on the amounts reported for the costs each year as well as on the accumulated postretirement benefit obligation. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage-Point Increase		One Percentage-Point Decrease
	MCI	Embratel	MCI	Embratel
Increase (decrease) in total of service and interest cost components	$—	$2	$—	$(1)
Increase (decrease) in accumulated postretirement benefit obligation	3	16	(3)	(13)

Cash Flows

In 2004, the Company does not expect to contribute to either its defined benefit pension plans or its postretirement plans. In 2003, the Predecessor Company contributed $14 million to its pension plans.

The estimated future benefit payments (excluding Embratel) are as follows (in millions):

	Defined Benefit Plans	Other Postretirement Benefits
2004	$31	$3
2005	30	3
2006	30	3
2007	29	3
2008	29	3
2009 to 2013	141	15

Defined Contribution Plans

The Company has a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan immediately upon hire. For the years ended December 31, 2003, 2002 and 2001, participants could contribute up to $12,000, $11,000 and $10,500, respectively, of annual earnings on a tax-deferred basis. Upon the completion of one year of service, the Company matches 100 percent of the first 5% of employee contributions. This matching is done retroactively to the beginning of the calendar year in which each employee has reached his one-year anniversary. Employees are immediately vested in all contributions to the plan. The Predecessor Company matching contributions were $78 million, $100 million and $118 million for the years ended 2003, 2002 and 2001, respectively. As of August 8, 2002, WorldCom group and MCI group common stocks were no longer available as investment options under the 401(k) plan due to the Predecessor Company’s bankruptcy filing and pending voluntary reorganization.

Embratel also sponsors a defined contribution retirement plan. All newly hired Embratel employees are able to participate in Embratel’s defined contribution plan, and no further admittance to the defined benefits plan is allowed. For the defined contribution plan, Embratel’s contribution ranges from 3% to 8% of the participants’ salary, in addition to the extraordinary contributions, provided in the plan’s by-laws, for financing administrative expenses and the balance of the account intended to cover cases of disability and death, also considering lifetime income for the participants or beneficiaries. As with the defined benefit and postretirement plans, contributions to the defined contribution plan are based on actuarial studies prepared by independent actuaries under Brazilian

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulations and are reviewed periodically to determine whether adjustments to the contributions are necessary. Embratel’s matching contributions were $7 million, $7 million and $9 million for the years ended 2003, 2002 and 2001, respectively.

Severance Plans

The Predecessor Company provided severance benefits to its employees under its Severance Policy. These benefits vest when the employee is notified of his termination. The amount of benefit varies based on the employee’s term of service. Severance payments to employees who had been notified of termination on or before June 14, 2002 were paid their severance benefit in a lump-sum on the date of termination. Severance benefits for terminations after that date are paid in equal bi-weekly payments. As of December 31, 2003, the Successor Company will continue to maintain this policy related to terminated employees.

Throughout 2003, 2002 and 2001, the Predecessor Company implemented workforce reductions on a company-wide basis, impacting all business units. Amounts for employee termination costs were recorded as announced to the affected employees and in accordance with the Predecessor Company’s Severance Policy. In 2003, 2002 and 2001, a total of 4,194, 15,774 and 6,767 employees were terminated; as of December 31, 2003, 51 employees included in the Predecessor Company’s previous terminations were still actively working, of which 49 were severed during 2003. Terminations during 2003 and those completed after the Petition Date in 2002 were recorded in the consolidated statements of operations as reorganization items (see Note 3). Total accruals and payments for 2003, 2002, and 2001, along with each year’s ending accrual balance, are shown below (in millions):

Predecessor Company:
Balance as of January 1, 2001	$1
Severance expenses	55
Cash payments during 2001	(56)

Balance as of December 31, 2001	—
Severance expenses	133
Cash payments during 2002	(101)

Balance as of December 31, 2002	32
Severance expenses	48
Cash payments during 2003	(79)

Balance as of December 31, 2003 (Successor Company)	$1

(23) Business Segments and Geographic Area Information

As of December 31, 2003, the Predecessor Company’s business segments represent strategic business units based on the types of customers each segment serves. These segments consist of Business Markets, Mass Markets, International and Embratel. These segments were determined in accordance with how the Predecessor Company’s executive management, as of the end of 2003, analyzed, evaluated and operated the Predecessor Company’s entire global operations. In 2003, the Predecessor Company reclassified revenue that was previously identified as Corporate and Other into the most appropriate category within each segment. The amounts for 2002 and 2001 have been adjusted to reflect this reclassification.

The Predecessor Company evaluates the performance of its segments and allocates resources to them based on revenues and direct selling, general and administrative expenses. Expenses associated with the operation of

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Predecessor Company’s network, indirect selling, general and administrative expenses and corporate functions are evaluated based on their respective costs and, therefore, have been included in Corporate and Other. Revenue and expenses are measured in accordance with the policies and procedures described in Note 2. The Predecessor Company is in the process of enhancing its cost accounting processes and systems to fully allocate the costs currently reported in Corporate and Other to the segments.

In March 2004, the Company announced plans to realign its business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service, and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with wholesale accounts that have been served by Business Markets. The Company expects to begin reporting this new business segment structure sometime in 2004.

Business Segments

The following is a description of the Predecessor Company’s business segments as they exist as of December 31, 2003:

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

All revenues for the Predecessor Company’s products and services are generated through external customers. The Predecessor Company has four main product and service categories: Voice, Data, Internet, and Other, which is composed of Embratel (a separate segment with the same type of services).

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information for each reportable business segment and revenue product line is as follows (in millions):

	Year Ended December 31, 2003 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$5,837	$6,351	$2,484	$—	$14,672	$—	$14,672
Data	6,073	21	387	—	6,481	—	6,481
Internet	2,215	3	989	—	3,207	—	3,207
Other	—	—	—	—	—	2,955	2,955

Total revenues	14,125	6,375	3,860		24,360	2,955	27,315

Access costs and costs of services and products				14,813	14,813	1,725	16,538

Gross profit					9,547	1,230	10,777
Selling, general and administrative expenses	1,397	2,132	730	2,285	6,544	678	7,222
Depreciation and amortization expenses				2,326	2,326	321	2,647

Operating income					677	231	908
Interest expense					(101)	(89)	(190)
Miscellaneous income					109	109	218
Reorganization items, net					22,083	—	22,083

Income from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$22,768	$251	$23,019

Assets (Successor Company)				$23,147	$23,147	$4,220	$27,367

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets of Embratel

In November 2003, the Predecessor Company’s Board of Directors decided to dispose of its 19% economic investment in Embratel. On April 27, 2004, these assets qualified as discontinued operations under SFAS No. 144. As such, the Company will classify these assets as “held for sale” in its consolidated balance sheet and reclassify all revenues and expenses to discontinued operations for all prior periods in the interim three-month period ended June 30, 2004. The following condensed balance sheet of Embratel as of December 31, 2003 identifies the assets and liabilities included in the Successor Company’s consolidated balance sheet as of December 31, 2003. These amounts represent the Company’s basis in the investment and includes adjustments for U.S. GAAP, consolidation eliminations, and purchase accounting. Amounts expected to be reclassified to assets held for sale will differ from those in the table below due to the effect of Embratel’s operations for the period January 1, 2004 through the date these assets qualify for assets held for sale (in millions):

Successor Company
As of December 31, 2003
Cash	$595
Receivables	556
Other current assets	125

Total current assets	1,276
Property, plant and equipment	1,986
Non-current assets	958

Total assets	$4,220

Current portion of long-term debt	$289
Current liabilities	948

Total current liabilities	1,237
Long-term debt	1,285
Other long-term liabilities	149
Minority interest	1,149

Total liabilities	3,820
MCI’s investment	400

Total liabilities and equity	$4,220

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$6,219	$7,462	$2,354	$—	$16,035	$—	$16,035
Data	7,560	21	358	—	7,939	—	7,939
Internet	3,687	—	925	—	4,612	—	4,612
Other	—	—	—	—	—	3,603	3,603

Total revenues	17,466	7,483	3,637	—	28,586	3,603	32,189

Access costs and costs of services and products				16,823	16,823	2,137	18,960

Gross profit					11,763	1,466	13,229
Selling, general and administrative expenses	1,901	2,217	1,062	3,017	8,197	945	9,142
Depreciation and amortization expenses				2,918	2,918	373	3,291
Unclassified, net				(35)	(35)	—	(35)
Impairment charges				4,999	4,999	—	4,999

Operating (loss) income					(4,316)	148	(4,168)
Interest expense					(1,358)	(14)	(1,372)
Miscellaneous expense					(2,237)	(556)	(2,793)
Reorganization items, net					(802)	—	(802)

Loss from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$(8,713)	$(422)	$(9,135)

Assets				$23,267	$23,267	$3,495	$26,762

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$7,810	$8,668	$1,847	$—	$18,325	$—	$18,325
Data	9,200	3	549	—	9,752	—	9,752
Internet	4,020	1	917	—	4,938	—	4,938
Other	—	—	—	—	—	4,593	4,593

Total revenues	21,030	8,672	3,313	—	33,015	4,593	37,608

Access costs and costs of services and products				18,469	18,469	2,858	21,327

Gross profit					14,546	1,735	16,281
Selling, general and administrative expenses	2,488	2,214	1,122	3,497	9,321	1,281	10,602
Depreciation and amortization expenses				4,241	4,241	529	4,770
Unclassified, net				(383)	(383)	—	(383)
Impairment charges				9,855	9,855	1,572	11,427

Operating loss					(8,488)	(1,647)	(10,135)
Interest expense					(2,071)	(28)	(2,099)
Miscellaneous expense					(707)	(227)	(934)

Loss from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles					$(11,266)	$(1,902)	$(13,168)

Information about Geographic Areas

Information about the Successor and Predecessor Company’s operations by geographic area is as follows (in millions):

	Predecessor Company
	Year Ended December 31,
	2003	2002	2001
Revenue:
United States	$20,186	$24,849	$29,325
EMEA	3,275	2,844	2,722
Brazil	2,996	3,644	4,642
Asia Pacific	529	604	629
Other	329	248	290

Total	$27,315	$32,189	$37,608

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor Company	Predecessor Company
	As of December 31,
	2003	2002
Property, plant and equipment, net:
United States	$8,371	$9,975
EMEA	1,317	2,137
Brazil	1,987	1,759
Asia Pacific	37	159
Other	46	160

Total	$11,758	$14,190

(24) Related Party Transactions

Ebbers Loan Arrangements

From shortly after the Predecessor Company’s inception until April 29, 2002, Bernard J. Ebbers served as the Predecessor Company’s President and Chief Executive Officer. Beginning on or about September 1995, Mr. Ebbers and companies under his control entered into various loan agreements with Bank of America, N.A. (or its predecessors in interest). Between 1995 and 2000, Mr. Ebbers or companies under his control borrowed certain amounts from Bank of America under these loan agreements, and became obligated under a Bank of America letter of credit in the amount of $45.6 million issued in connection with a donation to his alma mater, Mississippi College. In connection with these transactions, Mr. Ebbers pledged shares of the Predecessor Company’s common stock. In addition, to secure his obligations incurred in connection with acquisitions of interests in outside businesses and other transactions, Mr. Ebbers pledged several million shares of the Predecessor Company’s common stock and certain assets to an affiliate of Citicorp.

Commencing in 2000 and continuing through April 2002, Mr. Ebbers requested from time to time that the Predecessor Company loan funds to him and/or guarantee loans he had received from other institutions in response to margin calls being made by such institutions following declines in the value of the Predecessor Company’s common stock. In response to his requests, the Compensation and Stock Option Committee (the “Compensation Committee”) of the Predecessor Company’s former Board of Directors approved direct loans to Mr. Ebbers of $100 million in 2000 and an additional $65 million on January 30, 2002, for a total of $165 million. The Compensation Committee also approved a guarantee by the Predecessor Company of a $150 million loan from Bank of America to Mr. Ebbers and the $45.6 million Bank of America letter of credit noted above. The Compensation Committee approved these loans and guarantees following a determination that it was in the best interest of WorldCom and its shareholders to avoid forced sales by Mr. Ebbers of his common stock. The Predecessor Company’s former Board of Directors subsequently ratified the loans and guarantees. In connection with the restatement described in Note 1, the Predecessor Company determined that the interest rate charged to Mr. Ebbers was below market rates for interest. The Predecessor Company determined that a more appropriate rate of interest for the period from 2000, when the loans were first provided, until March 31, 2002, was 11.11% (reflecting that while interest rates declined over that period, the risk of non-payment of the loans increased). The Predecessor Company has recorded interest income of $8 million, $12 million, and $2 million in 2002, 2001 and 2000, respectively, of which $7 million, $8 million and $1 million was imputed interest on the loans in 2002, 2001 and 2000, respectively. The amount imputed was recorded as a reduction to selling, general and administrative expense to recognize that this interest was not charged and is considered additional compensation to Mr. Ebbers.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following further declines in the trading price of the Predecessor Company’s common stock through early February 2002, the Predecessor Company made aggregate payments to Bank of America of approximately $198.7 million to repay all of the outstanding debt guaranteed by the Predecessor Company and deposited approximately $36.5 million with Bank of America (of which approximately $2 million was remitted to the Predecessor Company as of March 2003) to collateralize the letter of credit.

On April 2, 2002, the Predecessor Company and Mr. Ebbers entered into a letter agreement (the “Ebbers Letter Agreement”) whereby Mr. Ebbers (i) indemnified the Predecessor Company against any losses incurred in respect of the loans and guarantees provided by the Predecessor Company and (ii) pledged 9,287,277 shares of WorldCom group common stock and 575,149 shares of MCI group common stock (representing all of Mr. Ebbers’ unencumbered shares in WorldCom, Inc.) to secure his obligations. In addition, on April 18, 2002, the Predecessor Company and Mr. Ebbers entered into a pledge and security agreement (the “Ebbers Pledge and Security Agreement”), whereby Mr. Ebbers granted the Predecessor Company security interests in all of his interest in BC Yacht Sales, Inc., a yacht sales company wholly-owned by Mr. Ebbers and BCT Holdings, LLC, a shipyard in which Mr. Ebbers held a 99.8% interest (collectively, “Intermarine”) and Douglas Lake. In addition, Mr. Ebbers owned an 86.25% interest in Joshua Holdings LLC (“Joshua”), the majority shareholder in Joshua Timberlands LLC (“Joshua Timberlands”), a timber venture located in several southeastern states. Due to restrictions set forth in a credit agreement between Joshua Timberlands and The Travelers Insurance Company, Mr. Ebbers only granted a security interest totaling 21.25% of the capital stock of Joshua. The Predecessor Company also received a pledge by the other two interest holders in Joshua relating to an additional 13.75% of its capital stock. Under agreements between the Predecessor Company and Mr. Ebbers, dated April 17, 2002, the Predecessor Company became entitled to exercise sole and exclusive control of Mr. Ebbers pledged property interests, including voting interests upon notice to the relevant company (the “Control Agreements”).

On April 29, 2002, in connection with Mr. Ebbers’ resignation as President, Chief Executive Officer and Director of WorldCom, the Predecessor Company consolidated these various demand loan and guaranty arrangements into a single promissory term note in the principal amount of approximately $408.2 million (the “Ebbers Note”). Pursuant to the terms of the Ebbers Note, in addition to accrued and unpaid interest as described below, the principal amount was subject to payment over five years on the following schedule: $25 million on April 29, 2003, $25 million on April 29, 2004, $75 million on April 29, 2005, $100 million on April 29, 2006, and all remaining principal on April 29, 2007. The Ebbers Note also provided for the payment of interest on the outstanding balance, compounded monthly, on each repayment date at a fluctuating interest rate equal to that under one of the Predecessor Company’s credit facilities, which was 2.31875% per annum as of April 29, 2002. The Ebbers Note further provided that all principal and accrued interest would become immediately due and payable (1) upon the death of Mr. Ebbers, (2) upon demand in the case of certain events of default, or (3) automatically without notice in the case of certain events of bankruptcy by or against Mr. Ebbers.

On April 30, 2003, the Predecessor Company served Mr. Ebbers with a notice of event of default under the Ebbers Note due to his failure to make the scheduled $25 million principal payment on April 29, 2003. As a consequence, all principal and accrued interest under the Ebbers Note became immediately due and payable. Mr. Ebbers disputes that he is in default under the Ebbers Note due to the receipt of proceeds of asset sales discussed below. To date, Mr. Ebbers has not made any payment with respect to his obligations under the Ebbers Note. After giving consideration to various factors, including what the Predecessor Company considered to be a default of the Ebbers Note and management’s knowledge and estimates of Mr. Ebbers’ financial condition, the Predecessor Company concluded that the collectibility of the Ebbers Note was remote. Accordingly, the Predecessor Company established a valuation reserve, reflected as of March 2002, which the Predecessor Company recorded as bad debt expense (a component of selling, general and administrative expense) in an amount equal to the outstanding principal and accrued interest balance under the Ebbers Note less the amount

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anticipated to be realized by the Predecessor Company in connection with the disposition of the Intermarine, Douglas Lake and Joshua Timberlands collateral. Subsequent to the March 2002 filing, the Predecessor Company obtained a third party independent appraisal of the Joshua Timberlands properties which indicated a value less than the balance of the senior debt. In addition, the Predecessor Company was able to secure sales contracts for the Intermarine and Douglas Lake properties. Accordingly, as of June 2002, the Predecessor Company increased the reserve to include the entire amount of the note, net of the ultimate selling prices of the Intermarine and Douglas Lake properties.

The Predecessor Company has exercised certain of its rights under the Ebbers Pledge and Security Agreement and the Control Agreements to require the sale of Intermarine and Douglas Lake, and to apply the proceeds to reduce the principal amount outstanding under the Ebbers Note. In October 2002, the Predecessor Company acquired Mr. Ebbers’ interests in Intermarine through a strict foreclosure action. In December 2002, the Predecessor Company sold a yacht and in February 2003, sold substantially all of the remaining assets of Intermarine. The net proceeds of these sales plus the proceeds of prior sales of other yachts contained in the bank account of Yacht Sales totaled approximately $17.4 million. In January 2003, the Predecessor Company exercised certain control rights with respect to Mr. Ebbers’s interests in Douglas Lake and began a marketing process for the ranch and its operations. Bids were received from interested parties on March 31, 2003. On May 29, 2003, the Predecessor Company entered into an agreement to sell Douglas Lake (the “Purchase Agreement”). The transaction closed on February 11, 2004. The Predecessor Company received approximately $35 million in net proceeds in connection with the closing. The Predecessor Company may receive additional proceeds of up to approximately $15 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the Purchase Agreement. Based on the appraised net value of the Joshua Timberlands property, the Predecessor Company has elected not to exercise its right to foreclose on the Joshua Timberlands assets at this time.

The Company will continue in its efforts to recover all amounts due and payable under the Ebbers Note.

Ebbers Separation Agreement

The Predecessor Company also entered into a separation agreement with Mr. Ebbers as of April 29, 2002, which provided for his resignation from all directorships, offices and positions with the Predecessor Company, and for his appointment to serve the Predecessor Company’s Board of Directors as non-executive “Chairman Emeritus” at the pleasure of the Board. Pursuant to the separation agreement, Mr. Ebbers agreed to remain available for a period of five years to provide consulting services from time to time. The agreement also provided for the Predecessor Company to make an annual pension payment of $1.5 million to Mr. Ebbers for the remainder of his life and an annual pension benefit of $750,000 to his current spouse for the remainder of her life, should she survive him. In addition, the Predecessor Company agreed to continue in effect its indemnification of him and to provide continued medical and life insurance benefits for Mr. Ebbers’ lifetime at the Predecessor Company’s expense and limited use of the Predecessor Company’s aircraft, subject to reimbursement to the Predecessor Company by Mr. Ebbers on the same basis as is currently in effect with the Predecessor Company for personal usage. Mr. Ebbers was also granted the right to lease office space from the Predecessor Company. The separation agreement further provided that all of Mr. Ebbers’ outstanding options to purchase WorldCom group common stock or MCI group common stock became fully vested and exercisable as of April 29, 2002, and would generally remain exercisable for a period of five years following that date (or, if earlier, the expiration of the original term). As of April 29, 2002, Mr. Ebbers held (i) unvested options to acquire 1,788,627 shares of WorldCom group common stock at a weighted-average exercise price of $30.90 per share, (ii) vested options to acquire 9,510,678 shares of WorldCom group common stock at a weighted-average exercise price of $21.25 per share, and (iii) no vested or unvested options to acquire MCI group common stock. Under the

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separation agreement, Mr. Ebbers further agreed to be subject to a number of restrictive covenants, including a five-year non-competition covenant in favor of the Predecessor Company’s affiliates and the Predecessor Company. The Predecessor Company and Mr. Ebbers also agreed to and executed a mutual release of actual or potential claims, subject to certain exceptions. Finally, the separation agreement provided that, in the event of any breach of the separation agreement by Mr. Ebbers, default by Mr. Ebbers with respect to any of his obligations under the Ebbers Note and related arrangements or the filing of bankruptcy by him, the payment of pension benefits described above would be permanently discontinued and all outstanding amounts due to the Predecessor Company by him would be accelerated as provided in the Ebbers Note.

The Predecessor Company has not made any of the pension payments under the separation agreement nor provided any of the other benefits under the agreement except health benefits. Additionally, the Predecessor Company ceased providing health benefits on March 31, 2003. The Predecessor Company believes that Mr. Ebbers had breached the separation agreement. However, Mr. Ebbers asserts that he has not breached the separation agreement and that the Predecessor Company breached the separation agreement prior to any alleged breach by Mr. Ebbers. As of December 31, 2002, the Predecessor Company had accrued approximately $19 million related to these pension, medical, and life insurance benefits.

Mr. Ebbers has filed proofs of claim in the Predecessor Company’s Chapter 11 cases seeking, among other things, payment of benefits under the separation agreement. On September 30, 2003, the Predecessor Company filed a notice of rejection of the separation agreement in its Chapter 11 case. The notice indicated it was merely a protective measure, as the Predecessor Company believes the separation agreement is not an executory contract on account of the prior breach by Mr. Ebbers. On October 15, 2003, Mr. Ebbers objected to the notice of rejection.

Other Transactions with Ebbers

During 2002 and 2001, the Predecessor Company provided office space and Internet access at no charge to the Jackson Bandits, a minor league hockey team owned in part by Mr. Ebbers. The cost associated with the 1,300 square foot office space and the T-1 Internet connection totaled approximately $160,000 in 2002 and approximately $240,000 in 2001. In addition, the Predecessor Company purchased advertising from the Jackson Bandits at a cost of $17,000 in 2001.

During 2002 and 2001, Mr. Ebbers was an owner of KLLM Transportation, Inc. (“KLLM”), for which the Predecessor Company provided voice telecommunications services in the amounts of $122,000 and $113,000, respectively. There was no receivable from KLLM as of December 31, 2002. During 2002, the Predecessor Company also provided telecommunication services to other companies owned by Mr. Ebbers. The total revenue generated in 2002 and 2001 by the sale of such services to these companies was approximately $22,000 and $23,000, respectively.

Mr. Ebbers individually provided Ronald Beaumont, the Predecessor Company’s Chief Operating Officer of WorldCom Group from December 2000 until May 2002, with a $650,000 personal loan that accrued interest at a rate of 10% per annum. The loan from Mr. Ebbers was provided in two installments, with $250,000 loaned in 2000 and an additional $400,000 loaned in 2002.

Transactions with Ronald Beaumont

During the years 2002 and 2001, the Predecessor Company purchased services from three companies owned by Mr. Beaumont (Beaumont Events Company, Beaumont Ranch Company and Beaumont Key Services). The companies were engaged by the Predecessor Company to host certain events. The total cost of these services provided during 2002 and 2001 totaled $21,000 and $17,000, respectively.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kellett Airplane Arrangements

In 2001, the Predecessor Company leased a Falcon 20 airplane to Kellett Investment Corporation (“KIC”), controlled by Stiles Kellett Jr., who at the time was a member of the Predecessor Company’s Board of Directors and chairman of the Compensation Committee. Pursuant to the terms of the Predecessor Company’s lease to KIC, the Predecessor Company leased the Falcon 20 aircraft to KIC for a nominal monthly fee with a term expiring on June 15, 2002. KIC was also responsible under the lease for the costs of the insurance on the airplane, the pilots, the hangar expense, fuel, and payment to the Predecessor Company of a $400 per hour flight fee. The Predecessor Company retained responsibility under the lease for reimbursing KIC for the costs of the maintenance for the airplane.

In 2002, Mr. Breeden, the Corporate Monitor, conducted an investigation of the airplane arrangement. On September 6, 2002, Mr. Breeden sent a summary of his investigation of the lease arrangement to the Predecessor Company’s Board of Directors, which concluded that the terms of the lease arrangement were below fair market value and the lease should have been disclosed to the Board of Directors and on Mr. Kellett’s annual “directors’ and officers’ questionnaire.” Mr. Breeden recommended, among other things, that the Predecessor Company seek to obtain additional amounts owed to the Predecessor Company under the lease arrangement, and that the Board of Directors remove Mr. Kellett as a director. In October 2002, the Predecessor Company entered into a settlement agreement with Mr. Kellett pursuant to which Mr. Kellett paid to the Predecessor Company the balance necessary for reimbursement for his use of the airplane under the lease at a rate of $3,000 per hour, offset by amounts the Predecessor Company owed him which totaled $148,000 in 2002. Under the settlement agreement, Mr. Kellett also resigned from the Board of Directors.

Roberts Airplane Arrangements

From 2000 to 2002, the Predecessor Company incurred air transportation costs for Bert C. Roberts, Jr. (the Chairman of the Board of Directors from 1998 until his resignation in December 2002 and a member of the Compensation Committee) and other WorldCom employees. Such transportation was provided by BR Ventures (“BRV”), a wholly owned company held by Mr. Roberts. The Predecessor Company paid BRV for use of the aircraft for WorldCom business at a rate of approximately $1,600 per flight hour. The Predecessor Company paid BRV for Mr. Roberts’s personal use of the aircraft using an Internal Revenue Service formula, which amounts were imputed as income to Mr. Roberts. The Predecessor Company paid approximately $159,000 and $412,000 to BRV under this arrangement in 2002 and 2001, respectively.

Transactions with Companies Related to Clifford Alexander

Clifford Alexander, a member of the Predecessor Company’s Board of Directors during 2001 served as Moody’s Corporation’s Chairman of the Board during the fiscal year 2001. During that time, the Predecessor Company used their credit monitoring and rating services. The total cost of the services provided by Moody’s Corporation during fiscal year 2001 was approximately $370,000. The Predecessor Company had no payable outstanding to Moody’s Corporation at December 31, 2001. In addition, the Predecessor Company provided $972,000 of services to Moody’s during 2001 of which none was due to the Predecessor Company as of December 31, 2002. After Mr. Alexander left his position on the Predecessor Company’s Board of Directors, the Predecessor Company continued to utilize Moody’s Corporation’s services in the same capacity as before.

Transaction with Brown Brothers & Harriman (“BB&H”)

Lawrence Tucker, a member of the Predecessor Company’s Board of Directors from 1998 through October 2000 and an Advisory Director from November 2000 through October 2002, was a General Partner of BB&H.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002 and 2001, the Predecessor Company provided telecommunications services to BB&H in the amounts of $533,000 and $780,000, respectively. Receivables for services due to the Predecessor Company as of December 31, 2002 were $54,000 and were collected during 2003.

Transactions with Companies Related to John Sidgmore

John Sidgmore, the Predecessor Company’s interim President and Chief Executive Officer from April 2002 through December 2002 and a member of the Predecessor Company’s Board of Directors from 1998 through October 2002, was a venture partner of New Enterprise Associates (“NEA”) since October 2001. During 2002 and 2001, the Predecessor Company provided voice and data services to NEA in the amount of $170,000 and $215,000, respectively. Receivables for services due to the Predecessor Company as of December 31, 2002 were $15,000 and were collected during 2003.

Mr. Sidgmore was also Chairman and Chief Executive Officer of eCommerce Industries, Inc. (“ECI”). During 2002 and 2001, the Predecessor Company provided various telecommunications services to ECI in the amounts of $275,000 and $204,000, respectively. Receivables for services due to the Predecessor Company as of December 31, 2002 were $6,000. The Predecessor Company also provided telecommunications services to United Business Computers, a subsidiary of ECI, during 2002 and 2001 in the amounts of $196,000 and $168,000, respectively. Receivables for services due to the Predecessor Company as of December 31, 2002 were $36,000 and were collected during 2003.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(25) Condensed Combined Financial Statements (Unaudited)

In accordance with SOP 90-7, the following unaudited condensed combined financial statements of the Debtors, consisting of substantially all of the Predecessor Company’s direct and indirect domestic subsidiaries, represents the unaudited results of operations for the Debtor entities for the years ended December 31, 2003 and 2002. These statements have been prepared on the same basis as the Predecessor Company’s consolidated financial statements. The application of fresh-start reporting effectively eliminated the debtor companies for accounting purposes and as such, no statement of financial position has been presented as of December 31, 2003.

Debtors Unaudited Condensed Combined Statements of Operations

Years Ended December 31, 2003 and 2002

(In Millions)

	Year Ended December 31,
	2003	2002
Revenues(1)	$21,104	$28,275
Operating expenses(1)	19,647	31,571

Operating income (loss)	1,457	(3,296)
Other expense, net	(833)	(4,788)

Reorganization items, net(2)	22,083	(802)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	22,707	(8,886)
Income tax expense	(269)	(131)
Minority interests, net of tax	6	21

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	22,444	(8,996)
Loss from discontinued operations	(18)	(145)
Cumulative effects of changes in accounting principles	(215)	(32)

Net income (loss)	22,211	(9,173)
Distributions on preferred securities	—	19

Net income (loss) attributable to common shareholders(3)	$22,211	$(9,192)

(1)	Includes revenues and associated costs of the Predecessor Company’s non-debtor international subsidiaries that are subject to transfer pricing agreements with one of the Predecessor Company’s debtor subsidiaries, which effectively transfers the revenues and expenses of the non-debtor international subsidiaries to a debtor entity.
(2)	All reorganization gains and losses are related to the Debtors’ operations during the Chapter 11 period.
(3)	The net loss attributable to common shareholders of the Debtors is equal to the Predecessor Company’s consolidated net loss attributable to common shareholders because WorldCom, Inc. (ultimate Parent company of all consolidated subsidiaries) is a debtor and all non-debtor subsidiaries are accounted for on the equity method of accounting in these unaudited condensed combined financial statements of the debtor entities. Equity in earnings (losses) are included in other income, net.

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors Unaudited Condensed Combined Balance Sheet

As of December 31, 2002

(In Millions)

As of December 31, 2002

ASSETS
Cash and cash equivalents	$2,271
Accounts receivable, net of allowance for doubtful accounts of $786 for 2002	4,621
Other current assets	570

Total current assets	7,462
Property, plant and equipment, net	9,651
Other assets(1)	4,775

$21,888

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities	$4,099
Long-term liabilities and other	1,026
Liabilities subject to compromise	37,154
Minority interest and preferred stock subject to compromise	1,904
Shareholders’ deficit	(22,295)

$21,888

(1)	Includes the Debtors’ investments in their consolidated subsidiaries that did not file for Chapter 11 on an equity accounting basis.

(26) Selected Quarterly Financial Information (Unaudited)

The following represents the Predecessor Company’s quarterly results for 2003 and 2002 (in millions):

	Predecessor Company
	Quarter ended 2003
	March 31	June 30	September 30	December 31
Revenues	$7,228	$6,900	$6,780	$6,407
Operating income (loss)	634	366	180	(272)
Income (loss) from continuing operations	266	13	(48)	22,213	(1)
Net income (loss) attributable to common shareholders	52	8	(55)	22,206

MCI, INC. AND SUBSIDIARIES

(Successor by merger to WorldCom, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor Company
	Quarter ended 2002(2)
	March 31	June 30		September 30	December 31
Revenues	$8,766 (3)	$8,202	(3)	$8,011 (3)	$7,210 (3)
Operating income (loss)	40	(5,098	)(4)	562	328
Loss from continuing operations	(259)	(8,276)		(36)	(425)
Loss attributable to common shareholders	(482)	(8,357)		(13)	(340)

(1)	Includes the Predecessor Company’s gain of approximately $22.3 billion from the effects of its Plan which was recorded on December 31, 2003 upon the adoption of fresh-start reporting (see Note 3).
(2)	The above amounts for 2002 have been restated to reflect adjustments among interim periods related to unclassified, net, operating expense and other income and expense. There was no impact to the Company’s 2002 full year consolidated statement of operations, financial position, or cash flows related to these items.

	As Previously Reported (Predecessor Company)
	Quarter ended 2002
	March 31	June 30	September 30	December 31
Revenues	$8,774	$8,204	$8,012	$7,212
Operating income (loss)	18	(5,494)	855	399
(Loss) income from continuing operations	(245)	(8,672)	62	(196)
(Loss) income attributable to common shareholders	(455)	(8,739)	103	(101)

(3)	Includes the reclassification of MMDS revenues to discontinued operations.
(4)	Includes the Predecessor Company’s definite-lived intangibles and property, plant and equipment impairment charges of $4.9 billion recorded in the three-month period ended June 30, 2002 (see Note 5).

(27) Subsequent Events

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