Form 10-Q
period 2004-03-31
MCI INC
filed 2004-05-10
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2004

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2004, there were 314,856,250 shares of MCI common stock outstanding.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Successor Company	Predecessor Company
	Three-Month Period Ended March 31,
	2004	2003
Revenues	$6,295	$7,228
Operating expenses:
Access costs	3,191	3,292
Costs of services and products	878	883
Selling, general and administrative	1,822	1,776
Depreciation and amortization	609	643

Total	6,500	6,594
Operating (loss) income	(205)	634
Other income (expense), net:
Interest expense (contractual interest of $625 in 2003)	(123)	(54)
Miscellaneous (expense) income, net	(5)	48
Reorganization items, net	—	(206)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	(333)	422
Income tax expense	36	110
Minority interests, net of tax	14	46

(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(383)	266
Net (loss) income from discontinued operations	(5)	1

(Loss) income before cumulative effect of a change in accounting principle	(388)	267
Cumulative effect of a change in accounting principle	—	(215)

Net (loss) income	$(388)	$52

Basic and diluted loss per share:
Continuing operations	$(1.17)
Discontinued operations	(0.02)

Loss per share	$(1.19)

Basic and diluted shares used in calculation	326.3

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	Successor Company
	As of March 31, 2004	As of December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$6,328	$6,178
Accounts receivable, net of allowance for doubtful accounts of $1,755 for 2004 and $1,762 for 2003	3,649	4,082
Deferred taxes	1,007	990
Other current assets	923	836
Assets held for sale	106	176

Total current assets	12,013	12,262
Property, plant and equipment, net	11,292	11,758
Intangible assets, net	2,047	2,135
Deferred taxes	586	608
Other assets	718	713

	$26,656	$27,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,303	$1,722
Accrued access costs	2,566	2,349
Current portion of long-term debt	383	330
Accrued interest	25	25
Other current liabilities	4,261	4,361
Liabilities of assets held for sale	11	23

Total current liabilities	8,549	8,810
Long-term debt, excluding current portion	6,981	7,117
Deferred taxes	1,212	1,213
Other liabilities	717	714
Commitments and contingencies (Note 10)
Minority interests	1,126	1,150
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000; issued and outstanding 314,856,250 as of March 31, 2004 and December 31, 2003	3	3
Additional paid-in capital	8,469	8,469
Accumulated deficit	(388)	—
Accumulated other comprehensive loss	(13)	—

Total shareholders’ equity	8,071	8,472

	$26,656	$27,476

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Successor Company	Predecessor Company
	Three-Month Period Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net (loss) income	$(388)	$52
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	609	643
Cumulative effect of a change in accounting principle	—	215
Minority interests, net of tax	14	46
Bad debt provision	240	326
Gain on sale of property, plant and equipment	(2)	(3)
Deferred tax provision	4	(52)
Non-cash reorganization charges	—	166
Amortization of debt discount	96	—
Other	(2)	13
Changes in assets and liabilities:
Accounts receivable	148	(428)
Other current assets	(79)	(132)
Non current assets	(9)	34
Accounts payable and accrued access costs	(157)	(376)
Other liabilities	36	394

Net cash provided by operating activities	510	898
INVESTING ACTIVITIES
Additions to property, plant and equipment	(217)	(94)
Deposit on the pending sale of Embratel	20	—
Proceeds from sale of property, plant and equipment	2	11
Proceeds from the sale of investments	1	—
Proceeds from the sale of asset held for sale	35	—

Net cash used in investing activities	(159)	(83)
FINANCING ACTIVITIES
Principal borrowings on debt	56	58
Principal repayments on debt	(253)	(182)

Net cash used in financing activities	(197)	(124)
Effect of exchange rate changes on cash	(4)	10
Net change in cash and cash equivalents	150	701
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,178	2,820

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,328	$3,521

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for taxes, net	$1	$(4)
Cash paid for interest, net of amounts capitalized	32	36
Cash paid for reorganization items	—	40
Non cash items:
Conversion of preferred stock to common stock	—	58

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Organization and Description of Business

MCI, Inc. (formerly known as WorldCom, Inc., (the “Predecessor Company” or “WorldCom”) a public corporation organized in 1983 under the laws of Georgia) serves as a holding company for its direct and indirect domestic subsidiaries and foreign affiliates (collectively, the “Company”, “Successor Company” or “MCI”). Prior to and including December 31, 2003, all operations of the business resulted from the operations of the Predecessor Company. All conditions required for adoption of fresh-start reporting were met on December 23, 2003 and the Company selected December 31, 2003 as the date to adopt the accounting provisions of fresh-start reporting. As a result, the fair value of the Predecessor Company’s assets became the new basis for the Successor Company’s consolidated balance sheet as of December 31, 2003, and all operations beginning January 1, 2004 are those of the Successor Company.

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

The Company also owns approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. and subsidiaries (“Embratel”), which is a Brazilian voice and data telecommunications company that is operated by its own management and employees. Because the Company owns a controlling interest in Embratel, the Company consolidates Embratel in the consolidated financial statements and Embratel is considered a separate business segment. On March 15, 2004, the Predecessor Company announced that it had entered into a definitive agreement to sell its ownership interest in Embratel to Telefonos de Mexico (“Telmex”) for $360 million in cash. On April 21, 2004, the Company announced that an amendment to the sale agreement had been signed, which, among other things, increases the cash purchase price to $400 million from $360 million. Completion of the sale is subject to approval by the applicable regulatory, securities and anti-trust authorities. On April 27, 2004, these assets qualified as discontinued operations. As such, the Company will classify these assets as “held for sale” in its consolidated balance sheet and reclassify all revenues and expenses to discontinued operations for all prior periods in the interim three-month period ended June 30, 2004 (see Note 11 for Embratel’s results of operations for the three-month periods ended March 31, 2004 and 2003).

On July 21, 2002 (the “Petition Date”), the Predecessor Company and substantially all of its domestic subsidiaries filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). The Debtors continued to operate their businesses and manage their properties as debtors-in-possession through the close of business on April 19, 2004. The Predecessor Company filed its joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court and, on October 31, 2003, the Bankruptcy Court confirmed the Plan. The Predecessor Company emerged from Chapter 11 on April 20, 2004 (the “Emergence Date”) and merged with and into the Successor Company.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on April 29, 2004.

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

Basis of Financial Statement Preparation

For periods presented subsequent to the Petition Date through December 31, 2003, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Interest has not been accrued on debt that was subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in our unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2003. Cash used for reorganization items is disclosed as a supplement to the unaudited condensed consolidated statement of cash flows.

Fresh-Start Reporting

In accordance with SOP 90-7, the Company adopted fresh-start reporting as of the close of business on December 31, 2003. The consolidated balance sheet as of December 31, 2003 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet are subject to adjustment as estimated valuations are finalized. During the three-month period ended March 31, 2004, the Company adjusted the allocation of assets and liabilities which resulted in a reduction of deferred revenue of $150 million related to certain domestic indefeasible rights of use together with offsetting reductions to property, plant and equipment of $127 million and intangible assets of $23 million.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation

The condensed consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s condensed consolidated financial statements include Embratel and the resulting minority interests that reflect the economic interests held by unrelated parties.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132 (R)”). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit postretirement plans. The required information is provided separately for pension plans and for other postretirement benefit plans. The Company adopted the provisions of SFAS No. 132 (R) as of December 31, 2003 without any impact on its consolidated results of operations, financial position and cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This standard replaces FIN 46, “Consolidation of Variable Interest Entities,” that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. The Company adopted the provisions of FIN 46R as of December 31, 2003 without any impact on its consolidated results of operations, financial position and cash flows.

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

The Plan was confirmed by the Bankruptcy Court on October 31, 2003. On the Emergence Date, the provisions of the Plan were implemented. A summary of the significant provisions of the Plan is set forth below:

•	The Predecessor Company merged with and into MCI whereby the separate existence of the Predecessor Company ceased and MCI is the surviving company;

•	All common and preferred equity shares of the Debtors (and all stock options and warrants) including WorldCom group common stock, MCI group common stock, WorldCom series D, E and F preferred stock, WorldCom Synergies Management Company preferred stock, WorldCom quarterly income preferred securities and Intermedia series B preferred stock were cancelled;

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	All debt securities of the Debtors were settled and cancelled;

•	Unexpired leases and executory contracts of the Debtors were assumed or rejected;

•	MCI issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007, approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014;

•	Approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty and approximately 20 million shares are expected to be issued to settle the claims of general unsecured creditors;

•	Approximately 11 million shares of new MCI common stock were reserved for issuance under the new management restricted stock plan, of which approximately 8.6 million shares were granted on the Emergence Date. In addition, approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan;

•	Total payments of approximately $2.6 billion in cash were estimated in the Plan to be paid to settle certain claims against the Debtors, including the SEC civil penalty claim referred to below; and

•	An SEC civil penalty claim was settled by payment of $500 million in cash and, as noted above, the transfer of 10 million shares of new MCI common stock having a value of $250 million (based on the valuation set forth in the Plan). The funds paid and common stock transferred were distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2003.

The distribution provisions of the Plan require that the Company settle the allowed claims of certain classes of creditors in cash.

Plan of Reorganization

The following briefly summarizes the classification and treatment of claims and equity interests under the Plan.

Claims estimated to be fully recoverable

•	Administrative expenses and other priority claims, secured tax claims and other secured claims are to be paid in cash.

•	Obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by the Company will be paid in full when due.

Claims having an estimated recovery of less than 100%

•	Convenience claims are to be settled by cash payments of the lesser of 40% of the Allowed Claim or $16,000.

•	Bank settlement claims are to be settled by the distribution of New Notes in the aggregate principal amount of $48 million with their remaining claims paid as WorldCom senior debt claims.

•	WorldCom senior debt claims are to be settled by the distribution of 14.28 shares of New Common Stock for each $1,000 claimed, or New Notes in the principal amount representing 35.7% of the allowed claim or a combination thereof, at each claim holder’s election. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash.

•	WorldCom general unsecured claims are to be settled by the distribution of 7.14 shares of New Common Stock for each $1,000 of allowed claim and cash equal to 17.85% of the allowed claim.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	MCI Communications, Inc. (“MCIC”) pre-merger claims are to be settled by the distribution of 7.14 shares of New Common Stock for each $1,000 of allowed claim and cash equal to 42.15% of the allowed claim.

•	MCIC senior debt claims are to be settled by the distribution of New Notes representing 80% of the allowed claim.

•	MCIC subordinated debt claims are to be settled by the distribution of cash representing 42% of the allowed claim or New Notes representing 44% of the allowed claim, at each claim holder’s option. In addition, $31 million and reimbursement of certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Predecessor Company.

•	Intermedia senior debt claims are to be settled by a distribution of 37.4 shares of New Common Stock for each $1,000 of allowed claims, or New Notes in the principal amount representing 93.5% of the allowed claim or a combination thereof, at the option of the holder. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Predecessor Company.

•	Intermedia general unsecured claims are to be settled by a distribution of 16.64 shares of New Common Stock for each $1,000 of allowed claim and cash representing 41.6% of the Allowed Claim.

•	Intermedia subordinated debt claims are to be settled by a distribution of 18.56 shares of New Common Stock for each $1,000 of allowed claim, or New Notes in the principal amount representing 46.4% of the allowed claim or a combination thereof, at the option of the holder. In addition, certain fees and expenses of the claim holders incurred during the bankruptcy process are also to be paid in cash by the Predecessor Company.

•	Intermedia Series B redeemable exchangeable preferred stock claims will receive $29 million in cash to be distributed to the entire class.

Claims receiving no compensation

•	WorldCom subordinated claims, WorldCom equity interests, and Intermedia common equity interests will receive no distribution.

Dividends or Stock Repurchases

•	No amounts were distributed in cash in the form of dividends or stock repurchases.

No interest expense related to pre-petition debt has been accrued following the Petition Date up to the Emergence Date. If the Debtors had recognized interest on the basis of the amounts they were contractually required to pay, $579 million and $625 million would have been recorded in the three-month period ended March 31, 2004 and 2003, respectively. The Successor Company did record $96 million of interest expense in the three-month period ended March 31, 2004 related to the accretion of the discount for the new $5.7 billion debt obligations issued on the Emergence Date. There was no requirement to pay interest on the debt since it had not been issued, and as such, the amount is excluded from the contractual interest amount noted above.

Reorganization items, net

The Debtors had commenced restructuring efforts prior to the Petition Date. Following the filing of the Chapter 11 cases, the Debtors, together with their financial and legal advisors, reviewed and analyzed their businesses, owned properties, contracts, and leases to determine if any of these owned assets should be divested and

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which contracts and leases should be rejected or assumed during the Chapter 11 cases. The restructuring efforts include asset dispositions, sale of businesses, rejection of leases and contracts, and other operational changes.

The Company continued to incur reorganization costs during the three-month period ended March 31, 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As the Company adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and adjustments to reorganization items previously accrued have been included in the appropriate captions within the condensed consolidated statement of operations primarily selling, general, and administrative expenses. The amount of such expenses was $16 million for the three-month period ended March 31, 2004.

Reorganization items for the three-month period ended March 31, 2003 consisted of the following (in millions):

Predecessor Company
Three-Month Period Ended March 31, 2003
Contract rejections	$(83)
Employee retention, severance and benefits	(48)
Loss on disposal of assets	(13)
Lease terminations	(54)
Professional fees	(15)
Loss on settlements with creditors	(1)
Interest earned by debtor entities during reorganization	8

Expense from reorganization items, net	$(206)

(4) Loss per Share

The Successor Company adopted a new capital structure as of December 31, 2003 upon the adoption of fresh-start reporting. On the Emergence Date, the Successor Company issued approximately 315 million shares of new MCI common stock, which included approximately 8.6 million shares of restricted stock. Under fresh-start reporting, these shares were reflected as outstanding at December 31, 2003 and March 31, 2004. In addition, the Company expects to issue approximately 20 million additional shares pursuant to the Plan to unsecured creditors, which have not been reflected as outstanding at December 31, 2003 or during the three-month period ended March 31, 2004, however all conditions of distribution have been met. These shares were considered contingently issuable under SFAS No. 128, “Earnings per Share.” The Company’s calculation of weighted average shares outstanding for the three-month period ended March 31, 2004 follows (in millions):

Successor Company
Weighted average common shares outstanding	314.9
Add: Shares contingently issuable to unsecured creditors	20.0
Less: Unvested restricted stock(1)	(8.6)

Weighted average common shares outstanding used in basic calculation	326.3
Add: Restricted stock(2)	—

Weighted average common shares outstanding used in diluted calculation	326.3

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic loss per share.

(2)	Calculation of diluted shares excludes the shares of restricted stock that would be anti-dilutive.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculation of basic and diluted loss per share for the three-month period ended March 31, 2004 is as follows (in millions, except per share amounts):

Successor Company
Three-Month Period Ended March 31, 2004
Loss, as reported:
Continuing operations	$(383)
Discontinued operations	(5)

Net loss	$(388)

Basic and diluted loss per share:
Continuing operations	$(1.17)
Discontinued operations	(0.02)

Loss per share	$(1.19)

The Successor Company has not provided pro forma disclosures as defined by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” because, in relation to the restricted stock issued, no compensation expense was recorded during the three-month period ended March 31, 2004 and there was no compensation expense that would have been determined under the fair-value method.

Historical earnings per share information for the three-month period ended March 31, 2003 has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests, including the interests of the Predecessor Company’s WorldCom group common stockholders and MCI group common stockholders, were eliminated (without a distribution) on the Emergence Date. In addition, because of the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) by the Predecessor Company in July 2001, in order to present earnings per share information, the Company would be required to determine the net income or loss generated by the WorldCom group and MCI group separately. Primarily as a result of the extensive re-creation of many of the Predecessor Company’s historical financial entries, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group impracticable.

(5) Severance Programs

In January 2004, the Company announced it was reducing its workforce by approximately 1,700 employees primarily from its Operations and Technology department. In March 2004, the Company announced it was reducing its workforce by approximately 4,000 employees, primarily from the closing of three consumer call centers and reducing staffing in three others, in large part due to the effects of “Do Not Call” telemarketing laws. In the three-month period ended March 31, 2004, the Company recorded $46 million as selling, general and administrative expenses and cost of services and products for employee termination costs in its condensed consolidated statement of operations. In the three-month period ended March 31, 2003, the Company recorded $35 million related to employee severance programs as reorganization items, net in its condensed consolidated statement of operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three-month period ended March 31, 2004, 1,741 employees across all business segments were terminated including nine employees that were notified of termination prior to 2004. The following table outlines the Successor Company’s accrual of severance expense and payments for terminated employees during the three-month period ended March 31, 2004 (in millions):

Successor Company
Accrued severance and termination costs as of January 1, 2004	$5
For the three-month period ended March 31, 2004:
Severance and termination charges	46
Cash payments for terminated employees	(15)

Accrued severance and termination costs as of March 31, 2004	$36

(6) Discontinued Operations and Asset Held for Sale

Discontinued Operations

In May 2002, the Predecessor Company committed to a plan to exit its WorldCom Wireless resale business because of continuing operating losses. In July 2002, the Predecessor Company sold its wireless customer contracts, with no book value, to several wireless providers and resellers for a total of approximately $34 million, which was recognized as a gain in 2002. All contracts were effectively transitioned to other providers by October 2002. During the three-month period ended March 31, 2003, the Company recorded $10 million of revenue for amounts received during the period.

In June 2003, the Predecessor Company decided to dispose of its Multichannel Multipoint Distribution Service (“MMDS”) business which included network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service. In June 2003, the Predecessor Company received Bankruptcy Court approval to dispose of these assets and as such, this standalone entity was reclassified to discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” and related revenues and expenses were reclassified to discontinued operations for all periods presented. In addition, the assets and liabilities have been presented separately on the consolidated balance sheet at March 31, 2004 and December 31, 2003.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited condensed consolidated statements of operations reflect Wireless and MMDS as discontinued operations for all periods presented. The operating results for the three-month periods ended March 31, 2004 and 2003 were as follows (in millions):

	Successor Company	Predecessor Company
	Three-Month Period Ended March 31,
	2004	2003
Revenues	$1	$10
Net (loss) income	(5)	1

Asset Held for Sale

The Predecessor Company deemed Mr. Bernard J. Ebbers (“Mr. Ebbers”), its former Chief Executive Officer, to be in default of the terms of a Promissory Note he signed to the Company dated April 29, 2002. The Promissory Note is secured by Predecessor Company stock as well as Mr. Ebbers’ equity interests in certain enterprises. On May 29, 2003, the Predecessor Company entered into an agreement to sell one of Mr. Ebbers’ properties, Douglas Lake, and on July 1, 2003, the Bankruptcy Court approved the sale of the property. As a result, the Predecessor Company reclassified the asset in its consolidated balance sheet as held for sale effective July 1, 2003 under SFAS No. 144. The carrying value of the property was $54 million as of December 31, 2003. The property was sold in February 2004 for approximately $50 million, which was net of disposal costs. The Company received approximately $35 million in net proceeds in connection with the closing, and may receive additional proceeds of up to approximately $15 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the purchase agreement. The Company recorded $4 million as selling, general and administrative expenses in the condensed consolidated statement of operations for the three-month period ended March 31, 2004.

(7) Debt

Debt consisted of the following as of March 31, 2004 and December 31, 2003 (in millions):

	Successor Company
	As of March 31, 2004	As of December 31, 2003
5.908% Senior Notes Due 2007	$1,983	$1,983
6.688% Senior Notes Due 2009	1,983	1,983
7.735% Senior Notes Due 2014	1,699	1,699
Embratel loans (maturing through 2013)	1,413	1,574
Capital leases and other (maturing through 2023)	304	322
Discount on Senior Notes	(18)	(114)

Total	7,364	7,447
Less: current portion	383	330

Long-term portion	$6,981	$7,117

Senior Notes Due 2007, 2009 and 2014

Pursuant to the Plan, the Company issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007 (the “2007 Senior Notes”), approximately $2.0 billion principal amount of 6.688% Senior Notes

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due 2009 (the “2009 Senior Notes”) and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes”). The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the existing and future domestic restricted subsidiaries of the Company.

The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature on May 1, 2007, May 1, 2009 and May 1, 2014, respectively. Interest on the Senior Notes is payable semi-annually in arrears. The initial rates of the Senior Notes are 5.908%, 6.688% and 7.735%, respectively. The initial rate is subject to reset after the Company has applied for and received ratings for the Senior Notes from Moody’s Investors Service and Standard & Poor’s Corporation. The adjustment could result in a change in the interest rates on the Senior Notes ranging from (a) a decrease of 3.0% if the Senior Notes are rated Baa3 or higher by Moody’s and BBB- or higher by Standard & Poor’s to (b) an increase of 3.0% if the Senior Notes are rated lower than B3 by Moody’s and lower than B- by Standard & Poor’s. If the Senior Notes are rated between the levels indicated, the interest rates on the Senior Notes will change to a lesser degree. If the Company fails to obtain ratings on the Senior Notes from Moody’s and S&P within two years from the date of issue, the interest rate on each of the Senior Note issues shall be increased by 1.0%.

Commencing on May 1, 2005 with respect to the 2007 Senior Notes, May 1, 2006 with respect to the 2009 Senior Notes and May 1, 2009 with respect to the 2014 Senior Notes, the Company will have the right to redeem some or all of the Senior Notes. The initial call prices equal 102.454%, 102.844% and 103.3675% of the principal amount, respectively, plus accrued and unpaid interest. In addition, the call prices for the 2009 Senior Notes and the 2014 Senior Notes thereafter decline ratably. Prior to the call dates applicable to the Senior Notes, the Company may redeem some or all of such Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. At any time prior to May 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of each series of Senior Notes at a price equal to 100% of the principal amount plus a premium equal to the coupon with the net cash proceeds of an equity offering.

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

Debtor-in-Possession Facility

On July 23, 2002, the Predecessor Company negotiated its Debtor-in-Possession Agreement (“DIP Agreement”) for $750 million in Debtor-in-Possession Financing (the “DIP Facility”). The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. In January 2004, the Company reduced the size of the DIP Facility to $300 million. As of March 31, 2004 and December 31, 2003, there were no advances outstanding under the DIP Facility. The Company had $79 million and $77 million of letters of credit outstanding under the DIP Facility, $20 million and $47 million in undrawn

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

letters of credit that were issued under a $1.6 billion credit facility and Digex had a letter of credit of $1 million under a separate credit facility as of March 31, 2004 and December 31, 2003, respectively.

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

(8) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax (in millions):

	Successor Company	Predecessor Company
	Three-Month Period Ended March 31,
	2004	2003
Net (loss) income	$(388)	$52
Other comprehensive loss
Foreign currency translation adjustments	(13)	(50)

Total comprehensive (loss) income	$(401)	$2

Due to the adoption of fresh-start reporting at December 31, 2003, the Company’s other comprehensive loss for the three-month period ended March 31, 2004 is equal to its accumulated other comprehensive loss in its consolidated balance sheet.

(9) Employee Benefit Plans

The Company maintains two defined benefit pension plans, the MCI Communications Corporation Plan and WorldCom International Data Services, Inc. Plan (collectively, the “MCI Plans”), which cover substantially all MCI employees who became WorldCom employees as a result of the Company’s merger with MCI Communications, Inc. and who work 1,000 hours or more in a year. Effective January 1, 1999, participants of the MCI Plans no longer earn future compensation credits, although interest accruals and benefit vesting continues.

The Company also maintained a postretirement benefit plan that provides health and life insurance benefits to union members who are either currently retired or in active employee status and have satisfied certain eligibility requirements. Actuarially determined postretirement benefit costs are accrued as active employees earn these benefits.

Additionally, Embratel sponsors a defined benefit plan and a postretirement medical assistance plan. Contributions to the defined benefit and postretirement medical assistance plans are based on actuarial studies prepared by independent actuaries under Brazilian regulations, and actuarial studies are reviewed periodically to determine whether adjustments to the contributions are necessary.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted SFAS No. 132 (R) on December 31, 2003. The information described below represents the MCI Plans only. The components of the net postretirement benefit and pension costs for the three-month periods ended March 31, 2004 and 2003 were as follows (in millions):

	Successor Company		Predecessor Company
	Three-Month Period Ended March 31, 2004		Three-Month Period Ended March 31, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated postretirement benefit obligation	$7	$1	$7	$1
Expected return on plan assets	(8)	—	(7)	—
Amortization of net loss	—	—	1	—

Net periodic benefit (income) expense	$(1)	$1	$1	$1

The Company does not expect to contribute to its defined benefit pension plans in 2004. The Company made contributions of $14 million to these plans during 2003, of which none was contributed in the three-month period ended March 31, 2003. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. No contributions were made by the Company to its postretirement benefit plan during the three-month periods ended March 31, 2004 and 2003.

(10) Contingencies

The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to pre-petition claims as to the Debtors. The Plan specifies how pre-petition litigation claims against the Debtors will be treated following the Debtors’ emergence from bankruptcy. Claims arising after the filing date will not be discharged following emergence.

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

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement. The Company accrued for its estimate to settle the litigation as of March 31, 2004 and December 31, 2003.

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

On May 19, 2003, the Predecessor Company announced a proposed settlement with the SEC regarding a civil penalty. Pursuant to the initial proposed settlement, the Predecessor Company would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of the Predecessor Company’s emergence from Chapter 11 protection. On June 11, 2003, the Predecessor Company consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the permanent injunction entered on November 26, 2002. On July 2 and 3, 2003, the Predecessor Company filed documents in the District Court modifying the proposed settlement. Pursuant to the revised proposed settlement, the Predecessor Company would satisfy the SEC’s civil penalty claim by payment of $500 million upon the effective date of the Predecessor Company’s emergence from Chapter 11 protection and by transfer of common stock in the reorganized company having an agreed value of $250 million (based upon the value set forth in the Plan). On July 7, 2003, the District Court issued an order approving the proposed settlement. On September 3, 2003, one of the Predecessor Company’s creditors filed a notice of appeal of this order to the U.S. Court of Appeals for the Second Circuit. On August 6, 2003, the U.S. Bankruptcy Court for the Southern District of New York issued an order approving the proposed settlement. On August 18, 2003, certain creditors filed a notice of appeal of this order to the U.S. District Court. Pursuant to agreements entered into in connection with the Second Amended Plan of Reorganization, those creditors withdrew their appeals upon the consummation of the Plan. The District Court’s order provides that the funds paid and common stock transferred by the Predecessor Company in satisfaction of the SEC’s penalty claim of $2.25 billion will be distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002. The Company paid $500 million on the Emergence Date and transferred 10 million shares shortly thereafter.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

State Tax. In conjunction with the Predecessor Company’s bankruptcy claims resolution proceeding, certain states have filed claims concerning the Predecessor Company’s state income tax filings and its approach to related-party charges. To date, various states have filed proofs of claims in the aggregate amount of approximately $750 million. In addition, the State of Mississippi has filed a claim in the aggregate amount of approximately $2 billion. The Company is working with the appropriate state taxing officials on these issues. On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG LLP (“KPMG”) from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code. The Company believes that the filing of this motion is merely a litigation tactic and that the motion has no merit. The bankruptcy court has held hearings on the motion, at the conclusion of which, the bankruptcy court took the matter under advisement.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other. The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products as are usual and customary in the Company’s business. The Company evaluates estimated losses for such indemnifications provisions under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the condensed consolidated financial statements.

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

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2004. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material. The Company, where appropriate, accrued for its estimates to settle outstanding litigation as of March 31, 2004 and December 31, 2003.

(11) Business Segment Information

At March 31, 2004 and 2003, the Company’s business segments represent strategic business units based on the types of customers each segment serves. These business segments consist of Business Markets, Mass Markets, International and Embratel. These business segments were determined in accordance with how the Company’s executive management, as of March 31, 2004, analyzed, evaluated and operated the Company’s entire global operations.

The Company evaluated the performance of its business segments and allocated resources to them based on revenues and direct selling, general and administrative expenses. Expenses associated with the operation of the Predecessor Company’s network, indirect selling, general and administrative expenses and corporate functions were evaluated based on their respective costs and, therefore, have been included in Corporate and Other. The Company is in the process of enhancing its cost accounting processes and systems to fully allocate the costs currently reported in Corporate and Other to the business segments.

In March 2004, the Company announced plans to realign its business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. Since this reorganization was not effective during the period covered by these condensed consolidated financial statements, the business descriptions and

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial results included herein do not reflect the reorganization. The Company expects to begin reporting according to this new business segment structure sometime in 2004.

Business Segments

The following is a description of the Company’s business segments as they exist as of March 31, 2004:

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information for each of the Company’s reportable business segments and revenue product lines is as follows (in millions):

	Three-Month Period Ended March 31, 2004 (Successor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$1,378	$1,345	$654	$—	$3,377	$—	$3,377
Data	1,284	4	76	—	1,364	—	1,364
Internet	465	3	234	—	702	—	702
Other	—	—	—	—	—	852	852

Total revenues	3,127	1,352	964	—	5,443	852	6,295

Access costs and costs of services and products				3,577	3,577	492	4,069

Gross profit					1,866	360	2,226
Selling, general and administrative expenses	358	453	201	597	1,609	213	1,822
Depreciation and amortization expenses				522	522	87	609

Operating (loss) income					(265)	60	(205)
Interest expense					(100)	(23)	(123)
Miscellaneous income (expense)					7	(12)	(5)

(Loss) income from continuing operations before income taxes and minority interests					$(358)	$25	$(333)

	Three-Month Period Ended March 31, 2003 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Subtotal	Embratel	Total
Revenues:
Voice	$1,586	$1,729	$613	$—	$3,928	$—	$3,928
Data	1,676	8	96	—	1,780	—	1,780
Internet	644	—	261	—	905	—	905
Other	—	—	—	—	—	615	615

Total revenues	3,906	1,737	970	—	6,613	615	7,228

Access costs and costs of services and products				3,823	3,823	352	4,175

Gross profit					2,790	263	3,053
Selling, general and administrative expenses	372	535	183	522	1,612	164	1,776
Depreciation and amortization expenses				574	574	69	643

Operating income					604	30	634
Interest expense					(43)	(11)	(54)
Miscellaneous income					1	47	48
Reorganization items, net					(206)	—	(206)

Income from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle					$356	$66	$422

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Subsequent Events

On April 20, 2004, the Company emerged from Chapter 11. In accordance with the Plan, the Company issued approximately 296 million shares of new MCI common stock to settle claims of debt holders and 10 million shares to settle the SEC civil penalty, The Company also reserved approximately 11 million shares of new MCI common stock for issuance under the new management restricted stock plan, of which approximately 8.6 million shares of restricted stock were granted on the Emergence Date and totals $184 million of deferred compensation that will be amortized over the vesting period. Approximately 2 million additional shares will be provided from shares purchased in the open market pursuant to the new employee stock purchase plan. The Company expects to issue an additional approximately 20 million shares pursuant to the Plan to settle claims of general unsecured creditors. The Company issued $5.7 billion of new debt on the Emergence Date.

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

You are cautioned not to place undue reliance on these statements, which speak only as of the date this document is filed. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Factors that may cause actual results to differ materially from management’s expectations include, but are not limited to:

•	economic uncertainty;

•	the effects of vigorous competition, including price compression;

•	the impact of technological change on our business and alternative technologies;

•	the availability of transmission facilities;

•	the impact of oversupply of capacity resulting from excess deployment of network capacity;

•	the ongoing global and domestic trend toward consolidation in the telecommunications industry;

•	risks of international business;

•	regulatory risks in the United States and internationally;

•	contingent liabilities;

•	uncertainties regarding the collectibility of receivables;

•	the availability and cost of capital;

•	the outcome of pending class action and other lawsuits;

•	the findings and outcome of investigations of the Predecessor Company’s past accounting practices and our call routing practices;

•	uncertainties associated with the success of acquisitions; and

•	each of the factors discussed under “Item 1—Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

The cautionary statements contained or referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes provided in Part 1, Item 1 herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We also own approximately a 19% economic interest and a 52% voting interest in Embratel, which is a Brazilian voice and data communications company that is operated by its own management and employees. Because we own a controlling interest in Embratel, we consolidate Embratel in our consolidated financial statements and it is a separate segment in our segment results (see Note 11 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). On March 15, 2004, we announced that we entered into a definitive agreement to sell our ownership interest in Embratel to Telmex for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increases the cash purchase price to $400 million. Completion of the sale is subject to approval by applicable regulatory, anti-trust and securities authorities.

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

Voluntary Reorganization under Chapter 11

On July 21, 2002, (the “Petition Date”) WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in Bankruptcy Court under Chapter 11. On November 8, 2002, WorldCom filed bankruptcy petitions for an additional 43 of its domestic subsidiaries, most of which were effectively inactive and none of which had significant debt (collectively with the Initial Filers, the “Debtors”). The Debtors continued to operate their businesses and manage their properties as debtors-in-possession. As a consequence of the bankruptcy filing, most litigation against the Debtors was stayed. We emerged from bankruptcy on April 20, 2004.

Fresh-Start Reporting

In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we adopted fresh-start reporting as of the close of business on December 31, 2003. The consolidated balance sheet as of December 31, 2003 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet are subject to adjustment as estimated valuations are finalized. During the three-month period ended March 31, 2004, we adjusted the allocation of assets and liabilities which resulted in a reduction of deferred revenue of $150 million related to certain domestic indefeasible rights of use together with offsetting reductions to property, plant and equipment of $127 million and intangible assets of $23 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. For a complete discussion regarding our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Our unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2003 has been prepared in accordance with SOP 90-7, which requires an entity’s statement of operations to portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any income, expenses, realized gains and losses, and provisions resulting from our reorganization are reported separately as reorganization items, except those required to be reported as discontinued operations in conformity with Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As noted above under “Business Overview,” we have announced a definitive agreement to sell our interest in Embratel. In view of this pending sale, the following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations with and without Embratel (in millions):

	Successor Company			Predecessor Company
	Three-Month Period Ended March 31, 2004			Three-Month Period Ended March 31, 2003
	Without Embratel	Embratel(1)	Total	Without Embratel	Embratel(1)	Total
Revenues	$5,443	$852	$6,295	$6,613	$615	$7,228
Operating expenses:
Access costs	2,906	285	3,191	3,074	218	3,292
Costs of services and products	671	207	878	749	134	883
Selling, general and administrative	1,609	213	1,822	1,612	164	1,776
Depreciation and amortization	522	87	609	574	69	643

Total	5,708	792	6,500	6,009	585	6,594
Operating (loss) income	(265)	60	(205)	604	30	634
Other income (expense), net:
Interest expense (contractual interest of $625 in 2003)	(100)	(23)	(123)	(43)	(11)	(54)
Miscellaneous income (expense)	7	(12)	(5)	1	47	48
Reorganization items, net	—	—	—	(206)	—	(206)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	(358)	25	(333)	356	66	422
Income tax expense	24	12	36	87	23	110
Minority interests (income) expense, net of tax	—	14	14	(7)	53	46

(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(382)	(1)	(383)	276	(10)	266
Net (loss) income from discontinued operations	(5)	—	(5)	1	—	1

(Loss) income before cumulative effect of a change in accounting principle	(387)	(1)	(388)	277	(10)	267
Cumulative effect of a change in accounting principle	—	—	—	(215)	—	(215)

Net (loss) income	$(387)	$(1)	$(388)	$62	$(10)	$52

(1)	These statements of operations for Embratel differ from the financial statements issued by Embratel due to currency translations from Brazilian Reais to U.S. dollars, unamortized intangibles originating from our initial investment and the subsequent impairment of certain long-lived assets. Embratel’s results are also presented net of any intercompany transactions between Embratel and other elements of MCI.

Also in view of the pending sale of Embratel, we have presented below a discussion of our results of operations without Embratel. Following this discussion, we separately discuss Embratel’s results of operations.

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

Beginning in the second half of 2002, we began making extensive changes in our management and Board of Directors as well as our business processes and operations. These changes include the hiring of a new Chief Executive Officer, a new Chief Financial Officer and a new Corporate Controller. We have also reviewed our accounting and internal control practices and have implemented numerous changes in our internal controls and corporate governance policies and procedures.

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

The factors discussed above have continued to affect our business. Our new Chief Executive Officer, Michael Capellas along with other members of senior management have reviewed our business operations and changed our strategy which, prior to the bankruptcy filing, emphasized rapid growth. As a result, we have undertaken various initiatives to lower our operating costs, including the reduction of headcount and capital expenditures and the elimination of excess facilities. In addition, we have undertaken various initiatives with the near-term objective of minimizing further decreases in our revenues, including focusing on the acquisition and retention of customers and continuing to invest in new products and services. While these initiatives have reduced costs, our revenue has declined, and is continuing to decline, at a faster rate. We believe, however, that the cumulative effects of our cost reduction efforts and the successful execution of our business strategy will enable us to improve our operating results.

The following is a discussion of our results of operations, excluding Embratel, for the three-month periods ended March 31, 2004 and 2003. For each of our business segments, we discuss revenues. In March of 2004, we announced our plans to realign our business units and to create three new business segments: Enterprise Markets, U.S. Sales and Service, and International and Wholesale Markets. Enterprise Markets will serve the following customers which have been served by Business Markets: global accounts, large domestic commercial accounts, government accounts, and MCI Solutions customers. U.S. Sales and Service will serve the Mass Markets accounts plus the medium size commercial accounts included in Business Markets. International and Wholesale Markets will serve the customers in the International segment combined with the wholesale accounts that have been served by Business Markets. Since this reorganization was not effective during the periods covered by the financial statements in this Quarterly Report on Form 10-Q, the business descriptions and financial results included herein do not reflect the reorganization.

Revenues. For the three-month periods ended March 31, 2004 and 2003, revenues by business segment were as follows (in millions):

	Successor Company	Predecessor Company
	Three-Month Period Ended March 31,		Increase/(decrease)
	2004	2003	$	%
Business Markets	$3,127	$3,906	$(779)	(19.9)
Mass Markets	1,352	1,737	(385)	(22.2)
International	964	970	(6)	(0.6)

Total Revenues	$5,443	$6,613	$(1,170)	(17.7)

Business Markets. During the three-month periods ended March 31, 2004 and 2003, the amounts of, and changes in, the product line revenues of Business Markets were as shown in the table below (in millions):

	Successor Company	Predecessor Company
	Three-Month Period Ended March 31,		Increase/(decrease)
	2004	2003	$	%
Voice services	$1,378	$1,586	$(208)	(13.1)
Data services	1,284	1,676	(392)	(23.4)
Internet services	465	644	(179)	(27.8)

Total Business Markets	$3,127	$3,906	$(779)	(19.9)

For the three-month period ended March 31, 2004, Business Markets revenue was 57.5% of total revenue compared with 59.1% in the same period in 2003.

The decrease in voice services revenue during the first quarter of 2004 reflects lower retail and wholesale price levels, partially offset by higher wholesale volumes. Since wholesale prices are generally lower than retail prices, the increasing portion of our volumes from wholesale services also contributed to lower voice services revenue. We believe that price compression in the wholesale market is partially due to some competitors offering services priced off of assumed low voice-over-Internet protocol (“VoIP”) access costs. In addition, competition from regional telephone companies (“RBOCs”) and product substitution have resulted in pricing pressure, adversely affecting both long distance and local voice services revenue.

Data services revenue declined during the first quarter of 2004 primarily due to price decreases as a result of excess capacity in the marketplace and lower volumes due to weak market demand. The weak market demand reflected customers continuing to reconfigure their networks and diversify their network providers to achieve lower overall costs and better efficiencies. In addition, our data services revenue in the first quarter of 2004 was affected by lower prices in the marketplace.

In addition, the general migration of customers from dial-up services to broadband services, industry competition and pricing pressures negatively impacted both our wholesale and retail Internet services revenue in the first quarter of 2004 compared to the same period in 2003.

We expect continued pricing pressure in the market and product substitutions to continue to impact our revenues in the Business Markets segment. We, however, expect these revenue impacts to be partially offset by a renewed focus on customer acquisition for global accounts, large domestic commercial accounts and government accounts. In addition, we will focus on further developing the business of MCI Solutions.

Mass Markets. During the three-month periods ended March 31, 2004 and 2003, the amounts of, and changes in, the product line revenues of Mass Markets were as shown in the table below (in millions):

	Successor Company	Predecessor Company
	Three-month Period Ended March 31,		Increase/ (decrease)
	2004	2003	$	%
Subscription services
Long-distance voice services	$689	$1,088	$(399)	(36.7)
Local voice services	452	353	99	28.1
Other services	7	8	(1)	(12.5)

Total subscription services	1,148	1,449	(301)	(20.8)
Transaction services	204	288	(84)	(29.2)

Total Mass Markets	$1,352	$1,737	$(385)	(22.2)

For three-month period ended March 31, 2004, Mass Markets revenue was 24.8% of total revenue compared with 26.3% for the three-month period ended March 31, 2003.

The reduction in subscription service revenues in the first quarter of 2004 was principally the result of continuing long-distance volume declines (reflecting a lower number of customers and lower usage per customer) of $249 million. Rate declines reduced revenues by $150 million. These declines were due to product substitution to wireless phones, e-mail and pre-paid cards, increased competition and customer migration to lower-priced calling plans. Partially offsetting these declines in long-distance services was an increase in revenues from our local service offering reflecting the increasing popularity of our unlimited calling plans.

Consumer customers of our Mass Market subscription services are primarily long distance customers although local subscription customers may also be long distance customers. During the first quarter of 2004, the number of long distance customers declined by approximately 27% year-over-year driven by a higher number of disconnects partially due to the entry of RBOCs into the long distance market and a decrease in sales as a result of the Do Not Call regulations. Local subscription customers grew by approximately 23%. These percentage changes exclude commercial customers of Mass Markets.

The decline in Mass Markets revenues also reflects a decrease in revenues from transaction services. This decrease was primarily due to the migration of our customers to other lower priced transaction services products and the effects of wireless phone product substitution. In addition, we decided to substantially reduce our advertising spending for transaction services in the first quarter of 2004 compared to the amounts spent in the first quarter of 2003.

We expect a continuing negative impact on Mass Markets revenue from product substitution, competition, customer migration to lower-priced calling plans and products and “Do Not Call” regulations. In addition, transaction services revenue is expected to decline due to the curtailment of advertising for these services. During 2004, Mass Markets will continue to focus on U.S. local services. While our local services have grown substantially, we do not expect this rate of growth to continue throughout 2004. Our local service business, however, will be adversely affected if the March 2, 2004 decision by the D.C. Circuit Court on the Triennial Review Order is upheld.

International. During the three month period ending March 31, 2004, the amounts of, and changes in, the product line revenues of International were as shown in the table below (in millions):

	Successor Company	Predecessor Company
	Three-month Period Ended March 31,		Increase/(decrease)
	2004	2003	$	%
Voice services	$654	$613	$41	6.7
Data services	76	96	(20)	(20.8)
Internet services	234	261	(27)	(10.3)

Total International	$964	$970	$(6)	(0.6)

For the three months ended March 31, 2004, International revenue was 17.7% of total revenue versus 14.7% for the comparable 2003 period.

Our overall International revenues were positively affected by changes in foreign currency exchange rates that contributed approximately $100 million to revenue during the quarter ended March 31, 2004, compared to the corresponding period in 2003. The changes in International revenue for the first quarter of 2004 were also due to decreases in our data and Internet services revenue offsetting an increase in voice services revenue. Although volumes for data and Internet services increased, rate reductions caused a decline in revenues for these services. In addition, we had $9 million of Internet services revenue in the first quarter of 2003 from low margin small customer accounts in selected Asian markets that we had exited by the first quarter of 2004. The increase in voice services revenue was caused by an increase in volumes, primarily from wholesale customers. During the first quarter of 2004, voice services revenue also increased due to a larger portion of our traffic consisting of calls for which we earn higher terminating access fees. Excluding this shift in the mix of our traffic, rates for voice services declined during the first quarter of 2004.

We expect industry pricing pressures and over capacity in the market to continue to negatively impact International revenue. To offset these market conditions, we are seeking to grow our volumes, with particular emphasis on retail customers. In addition, we have introduced new services, particularly Internet-based services. While these new services are generating revenues, we are still developing the markets for the services and do not expect significant revenues during 2004. It is also possible that our emergence from bankruptcy will benefit our sales activity, especially with customers in Europe and Asia that associate bankruptcy with liquidation.

Operating expenses.

For the three-month periods ended March 31, 2004 and 2003, operating expenses were as follows (in millions):

	Successor Company	Predecessor Company
	Three-Month Period Ended March 31,		Increase/(decrease)
	2004	2003	$	%
Access costs	$2,906	$3,074	$(168)	(5.5)
Costs of services and products	671	749	(78)	(10.4)
Selling, general and administrative	1,609	1,612	(3)	—
Depreciation and amortization	522	574	(52)	(9.1)

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenue. Access costs as a percentage of total revenue were 53.4% in the first quarter of 2004 compared to 46.5% for the same period in 2003. Access costs as a percentage of total revenue increased as price reductions led to revenues decreasing at a faster pace than access costs.

The decrease in access costs during the first quarter of 2004 was partially due to contract renegotiations resulting from our restructuring efforts and contract rejections during our bankruptcy that reduced access costs by $136 million. In addition, declining volumes and rates for long-distance traffic resulted in an approximately $64 million decrease in access costs during the first quarter of 2004. Access costs also declined $37 million as a result of the optimization of our network and lower data traffic volume. Lower revenues resulted in lower USF contributions of $22 million. Other causes of decreased access costs included lower payphone and Internet traffic and decreased special access charges. These reductions were partially offset by increases in access costs of $56 million for international voice and data traffic originating in the United States and $44 million associated with growth in our local voice services. In addition, changes in foreign currency exchange rates more than offset access costs declines in our operations outside of the United States in the first quarter of 2004 when compared to the same period in 2003. While we have reduced access costs year-over-year, access costs have not declined at the same rate as our revenues.

We expect our access costs will continue to decline due to our continued cost containment initiatives. These reductions may be partially offset by increased access costs for our local voice service if the March 2, 2004 decision of the D.C. Circuit Court on the Triennial Review Order is upheld.

Cost of services and products. Cost of services and products (“COSP”) includes the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs. As a percentage of revenues, COSP was 12.3% and 11.3% in the first quarter of 2004 and 2003, respectively.

The $78 million reduction in COSP in the first quarter of 2004 is primarily attributable to initiatives to improve efficiency. These initiatives resulted in lower third-party commission expenses, decreased use of outside services, decreased facility expenses and reduced general operating costs.

We expect COSP to continue to decline as a result of our ongoing cost containment initiatives.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, gains and losses on property, plant and equipment sales, and corporate administrative costs, such as finance, legal and human resources. Some SG&A expenses are incurred directly by our business segments and are shown in Note 11 of our condensed consolidated financial statements. Other SG&A expenses relate to our overall operations and are not allocated to a specific business segment.

Since we applied fresh-start reporting as of December 31, 2003, all reorganization items during the first quarter of 2004 have been included in SG&A expenses. As a result, $16 million in reorganization items were included in SG&A expenses during the first quarter of 2004 contributing to the increase in SG&A expenses as a percentage of revenues from 24.4% in the first quarter of 2003 to 29.6% in the first quarter of 2004. In addition, accounting and legal professional service fees during the first quarter of 2004 totaled approximately $90 million.

The $3 million decrease in SG&A expenses was largely due to a reduction of $88 million in bad debt expense in the first quarter of 2004 compared to the same period in 2003. This reduction in bad debt expense was driven by lower revenues and improved credit management processes. During the first quarter of 2004, lower advertising expenses of $21 million, reduced billing expenses of $18 million and lower facility costs of $14 million also contributed to the decline in SG&A expenses. Offsetting these decreases was an increase of approximately $52 million in personnel related costs primarily due to increased severance costs related to staffing reductions that were announced in the first quarter of 2004. In addition, an $85 million year-over-year increase in tax expense was primarily due to reductions in 2003 to our accrued liabilities for franchise and consumption taxes.

We expect SG&A expenses will continue to decline due to cost containment initiatives that may include reductions in personnel related costs and reduced professional fees. We also expect bad debt expense to decline in line with revenue declines and as we continue to improve our credit and collection management process.

Depreciation and amortization. Depreciation and amortization expense decreased $52 million year-over-year due to changes in the value of our assets as a result of the application of fresh-start reporting as of December 31, 2003.

Operating income (loss). For the three-month period ended March 31, 2004, our operating loss of $0.3 billion on revenues of $5.4 billion was a decline of $0.9 billion from operating income of $0.6 billion on revenues of $6.6 billion for the same period in 2003. The principal factor affecting this change was a reduction of $1.2 billion in revenues that was partially offset by reductions of $0.2 billion in access costs and $0.1 billion in COSP expenses.

Interest expense. Interest expense increased $57 million to $100 million in the first quarter of 2004 from $43 million in the first quarter of 2003. This increase reflects the recognition of non-cash interest expense related to the accretion of the discount on the Senior Notes. We expect interest expense to increase in 2004 compared to 2003 as a result of the issuance of the Senior Notes upon our emergence from bankruptcy.

Reorganization items. From the Petition Date to our adoption of fresh-start reporting as of December 31, 2003, we classified certain expenses as reorganization items in accordance with SOP 90-7. Reorganization items do not include any revenues or expenses that must be reported as related to discontinued operations. In the first quarter of 2003, we recorded reorganization items which were net expenses of $206 million, or 3.1% of total revenue (in millions):

Predecessor Company
Three-Month Period Ended March 31, 2003
Contract rejections	$(83)
Employee retention, severance and benefits	(48)
Loss on disposal of assets	(13)
Lease terminations	(54)
Professional fees	(15)
Loss on settlements with creditors	(1)
Interest earned by debtor entities during reorganization	8

Expense from reorganization items, net	$(206)

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

We continued to incur reorganization costs during the three-month period ended March 31, 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As we adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and adjustments to reorganization items previously accrued have been included in the appropriate captions within the consolidated statement of operations. The amount of such expenses was $16 million for the three-month period ended March 31, 2004.

Reorganization items include both cash and non-cash expenses. The cash expenditures for reorganization items in the first quarter of 2003 were $40 million.

Provision for income taxes. Income tax expense was $24 million and $87 million in the first quarter of 2004 and 2003, respectively. Certain expenses in our consolidated statements of operations are not deductible for income tax purposes. As such, income tax expense was primarily attributable to taxes on the income of our international subsidiaries and the establishment of reserves for tax contingencies. The income tax expense for the first quarter of 2004 is comprised of $6 million for state and international income taxes and $18 million for net additions to state and foreign tax reserves. The income tax expense for the first quarter of 2003 is comprised of $8 million for state and international income taxes and $79 million for net additions to state and foreign tax reserves. Included in the net additions to foreign tax reserves are the effects of changes in foreign currency exchange rates that resulted in a reduction of $7 million in the first quarter of 2004 and an increase of $31 million in the first quarter of 2003.

Cumulative effect of a change in accounting principle. We recorded a $215 million charge as the cumulative effect of a change in accounting principle in the three-month period ended March 31, 2003 as a result of our adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This change represented the difference between the obligation recorded for estimated future retirement costs related to certain long-lived assets and additions to assets to be depreciated.

Net (loss) income. For the three-month period ended March 31, 2004, our net loss was $0.4 billion, a decrease of $0.5 billion from net income of $0.1 billion for the same period in 2003. The primary factors affecting this change were the $0.9 billion negative change in operating income partially offset by a decrease of $0.2 billion in reorganization items and a decrease of $0.2 billion in the charge for the cumulative effect of a change in accounting principle.

Results of Operations for Embratel

Embratel’s revenues, operating expenses, operating income and net income for the three-month periods ended March 31, 2004 and 2003 were as follows (in millions):

	Successor Company	Predecessor Company
	Three-Month Period Ended March 31,		Increase/(decrease)
	2004	2003	$	%
Revenues	$852	$615	$237	38.5
Operating expenses	792	585	207	35.4
Operating income	60	30	30	100.0
Net loss	(1)	(10)	(9)	(90.0)

Revenues. Approximately $150 million of the increase in total revenue in the first quarter of 2004 compared to the same period in 2003 was attributable to the increasing U.S. dollar value of the Brazilian Real. Domestic long-distance voice services revenue also increased due in part to an increasing customer base. International long-distance voice services revenue declined mostly due to increased competition. Embratel’s data communications revenue, which includes data, Internet and wholesale services, declined due to price reductions. Embratel’s local services revenue increased year-over-year due to the acquisition in December 2003 of Vesper Sao Paulo S.A. and Vesper S.A. (“Vesper”), providers of local services in 17 Brazilian states.

Operating expenses. The increasing U.S. dollar value of the Brazilian Real accounted for approximately $140 million of the increase in operating expenses in the first quarter of 2004. Embratel’s operating expenses also increased due to the consolidation of Vesper and an increase in the allowance for doubtful accounts as a result of higher bad debts and the general economic conditions.

Net loss. The $9 million improvement in Embratel’s net loss for the first quarter of 2004 compared to 2003 was attributable to a $30 million increase in operating income and an $11 million decrease in income tax expense that were more than offset by a $59 million increase in miscellaneous expense primarily due to the effect of changes in foreign currency exchange rates and a $12 million increase in interest expense. These changes contributed to the decrease of $39 million in minority interest expense.

Liquidity and Capital Resources

Current Liquidity

Since our bankruptcy filing in July 2002, we have significantly increased our liquidity position as a result of positive cash flows from operations, sales of non-core assets, reductions in capital expenditure levels as well as the cessation of interest and principal payments on debt while in bankruptcy. The table below is a summary of our cash and cash equivalents as of March 31, 2004 and December 31, 2003 (in millions):

	Successor Company
	As of March 31, 2004	As of December 31, 2003
Without Embratel	$5,958	$5,583
Embratel	370	595

Total	$6,328	$6,178

Although we consolidate Embratel, it is not a wholly-owned subsidiary and is operated by its own management and employees. Accordingly, our ability to access Embratel’s cash and cash equivalents for our corporate purposes is significantly reduced.

Our principal cash needs consist of capital expenditures, debt service and potential dividends on our common stock or stock repurchases. In addition, our Plan of Reorganization as approved by the Bankruptcy Court includes the payment of approximately $2.6 billion in cash to settle certain creditor claims. Some cash payments were made prior to our emergence from bankruptcy and some claims have been reduced since the Plan was confirmed. As of March 31, 2004, our estimated remaining cash payments to settle creditor claims were approximately $2.0 billion as of the Emergence Date. We expect to make almost all of these remaining cash payments within one year of the Emergence Date and will utilize a portion of our cash balances to make the payments.

Excluding capital expenditures by Embratel, we expect to have approximately $1 billion in capital expenditures during 2004. Our expenditures will focus on enhancements to the efficiency, functionality and reliability of our network operations, improvements in customer service and the development of additional value-added services. Included in our capital expenditures will be investments in multi-protocol label switching (“MPLS”) to support the convergence of our data and voice networks as well as investments in network security products and advanced applications features.

In 2004, excluding Embratel, our debt service obligations primarily consist of interest payments on the $5.7 billion principal amount of Senior Notes that were issued upon our emergence from bankruptcy. Interest on the Senior Notes is payable semi-annually on May 1 and November 1, beginning November 1, 2004, with interest accruing contractually from April 20, 2004. The Senior Notes consist of three separate issues with maturities of three, five and ten years. The weighted average interest rate on the Senior Notes is 6.73%, resulting in annual interest payments of approximately $380 million.

Prior to our emergence from bankruptcy, we conducted a review of our cash position and elected not to make a cash distribution to our shareholders or repurchase our common stock. Under our current policy, we will not pay a dividend with respect to the new shares of common stock issued when we emerged from bankruptcy. From time to time in the future, we expect to review our dividend policy and capitalization structure and, if conditions warrant, may pay common stock dividends, repurchase shares of common stock or otherwise make distributions to our shareholders.

We believe that our principal source of additional funds will be cash flows from our operating activities despite anticipated further declines in revenues. In addition, we expect to continue the process of divesting non-core investments and other assets as part of our reorganization. In March 2004, we announced an agreement to sell our interest in Embratel for $360 million. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, amount other things, increased the cash purchase price to $400 million.

We believe that our available cash, together with cash generated from operating activities and asset sales, will be more than sufficient to meet our liquidity requirements through at least 2004.

Bank Facilities

As an additional source of liquidity during our bankruptcy, we entered into a Senior Secured Debtor-in-Possession Credit Facility (the “DIP Facility”). On March 31, 2004 and on the Emergence Date, there were no outstanding advances under the DIP Facility. We did have letters of credit outstanding under the DIP Facility, WorldCom had undrawn letters of credit that were issued under a $1.6 billion credit facility prior to our bankruptcy filing and Digex had letters of credit under a separate credit facility. The aggregate amount of the outstanding letters of credit on March 31, 2004 was $100 million.

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

During 2004, we currently plan to arrange a revolving credit facility of between $750 million and $1 billion as an additional source of liquidity. The revolving credit facility would replace the Letter of Credit Facilities and support our letter of credit requirements.

Historical Cash Flows

For the three-month periods ended March 31, 2004 and 2003, our consolidated cash flows were as follows (in millions):

	Successor Company	Predecessor Company
	For the Three-Month Period Ended March 31,
	2004	2003
Provided by (Used In):
Operating activities	$510	$898
Investing activities	(159)	(83)
Financing activities	(197)	(124)
Effect of exchange rate changes on cash	(4)	10

Net increase in cash and cash equivalents	$150	$701

Cash Flows Provided by Operating Activities

In the three-month period ended March 31, 2004, cash flows from operating activities were our primary source of funds and contributed $0.5 billion reflecting our continued cost containment and restructuring initiatives during the period offsetting our revenue declines. The cash flows from operating activities included a cash receipt of $169 million for the settlement of a dispute related to fees earned from a telephone company for calls that terminated on our network.

In the three-month period ended March 31, 2003, cash flows from operating activities were our primary source of funds and contributed $0.9 billion. Our cost containment and restructuring initiatives during the period offset the revenue declines in our business segments.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $0.2 billion in the three-month period ended March 31, 2004 and 2003. Capital expenditures totaling $0.2 billion in the first three-month period of 2004 and $0.1 billion in the first three-month period of 2003 were the primary uses of cash during these periods. Proceeds from the sale of investments and other non-core assets provided $38 million and $11 million of cash during the first quarters of 2004 and 2003, respectively. We also received a $20 million deposit related to our potential sale of Embratel.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $0.2 billion and $0.1 billion in the first three-month periods of 2004 and 2003, respectively. During 2004 and 2003, these uses of cash were primarily attributable to net repayments of debt related to Embratel and capital leases.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132 (R)”). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit postretirement plans. The required information is provided separately for pension plans and for other postretirement benefit plans. We adopted the provisions of SFAS No. 132 (R) as of December 31, 2003 without any impact on our consolidated results of operations, financial position and cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This standard replaces FIN 46, “Consolidation of Variable Interest Entities,” that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. We adopted the provisions of FIN 46R as of December 31, 2003 without any impact on our consolidated results of operations, financial position and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our DIP Facility subjected us to cash flow exposure resulting from changes in interest rates during the periods in which we have balances outstanding under the facility. We had no borrowings under the DIP Facility as of March 31, 2004. As of March 31, 2004 and December 31, 2003, we had $79 and $77 million in letters of credit outstanding under the DIP Facility. On the Emergence Date, the DIP Facility was terminated.

Prior to the Emergence Date, all of the outstanding debt and preferred securities of the Debtors were subject to compromise under our Plan and, consequently, we do not believe that these instruments subjected us to market or interest rate risk. On the Emergence Date, all of the debt and preferred securities of the Debtors were cancelled.

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

As of March 31, 2004, Embratel had outstanding debt of $1.4 billion, in multiple currencies, of which approximately $0.3 billion bore interest at fixed interest rates, and approximately $1.1 billion bore interest at floating rates (primarily LIBOR-based).

Foreign Exchange Risk

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying condensed consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency translation (losses) gains of $(20) million and $42 million for the three-month periods ended March 31, 2004 and 2003, respectively. Revenues, access costs and selling, general and administrative costs denominated in functional currencies other than the United States dollar were approximately 13.5%, 12.1%, and 11.7% for the three-month period ended March 31, 2004 and 8.5%, 8.4% and 9.2% for the three-month period ended March 31, 2003. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, increasing our foreign revenues when the dollar weakens and not correspondingly increasing our expenses.

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

We have completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation has allowed us to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of March 31, 2004. The Company has made significant improvements in its disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in internal controls (as more fully discussed below). However, for the period ended March 31, 2004, such improvements were not fully implemented and had not been fully tested. As a result, the Company concluded that the effectiveness of its internal controls during this period was not sufficiently adequate to rely solely upon them for its financial reporting. Instead, the Company relied on compensating controls and procedures as necessary to ensure the reliability of its reporting.

As background, the following actions were taken during 2002 and 2003.

•	On June 25, 2002, WorldCom announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from access cost expenses to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with GAAP. WorldCom promptly notified KPMG, which in May 2002 had replaced Andersen as its external auditors, and subsequently engaged KPMG to audit its consolidated financial statements for the years ended December 31, 2001 and 2000. WorldCom also promptly notified Andersen, which had audited its consolidated financial statements for 2001 and reviewed its interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised WorldCom that, in light of the inappropriate transfers of access costs, its audit report on WorldCom’s consolidated financial statements for 2001 and its review of WorldCom’s interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon.

•	On August 8, 2002, WorldCom announced that its ongoing internal review of its consolidated financial statements discovered an additional $3.9 billion in improperly reported items that affected pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, WorldCom announced that it expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion.

•	On March 13, 2003, WorldCom announced the completion of a preliminary review of its goodwill and other intangible assets and property and equipment accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of property, plant and equipment and other intangible assets.

•	A Special Committee of WorldCom’s Board of Directors, together with the Corporate Monitor Richard C. Breeden, conducted an independent investigation of these matters with the law firm of Wilmer, Cutler & Pickering as special counsel and PricewaterhouseCoopers LLP as its accounting advisors. The Special Committee’s report was released publicly on June 9, 2003. The report concluded, among other things, that the accounting improprieties were permitted to occur in part as a result of substantial deficiencies in WorldCom’s financial system controls as well as serious failures in WorldCom’s corporate governance.

•	WorldCom’s accounting practices also were under investigation by the U.S. Attorney’s Office. In addition, the Bankruptcy Court appointed Richard Thornburgh, former Attorney General of the United States as an examiner to investigate accounting matters and corporate governance practices in order to identify potential causes of action against third parties. On November 4, 2002, the Examiner released his first Interim Report regarding the Examiner’s preliminary observations. On June 9, 2003, the Examiner released a second Interim Report regarding, among other things, corporate governance matters and past accounting practices. The second Interim Report determined that there were substantial problems with WorldCom’s internal controls and corporate governance. The Examiner’s final report, released January 26, 2004, concerned potential claims the Company may have against third parties.

•	On November 26, 2002, WorldCom consented to the entry of the Permanent Injunction that partially resolved the claims brought in a civil lawsuit by the SEC regarding its past public financial reports. The Permanent Injunction imposes certain ongoing obligations on WorldCom and permits the SEC to seek a civil penalty. On June 11, 2003, WorldCom consented to the entry of two orders dealing with internal controls and corporate governance issues that modified certain of the ongoing obligations imposed in the Permanent Injunction. One of the orders required the Company to adopt and implement recommendations to be made in a report by the Corporate Monitor appointed by the U.S. District Court, Richard C. Breeden, former Chairman of the SEC. Mr. Breeden’s report titled “Restoring Trust” concluded, among other things, that there were substantial deficiencies in the Company’s corporate governance, including in the area of disclosure controls and procedures.

•	In addition, in connection with performing its audit of WorldCom’s financial results for the years 2000 through 2002, KPMG issued a letter on June 3, 2003 to the Audit Committee of WorldCom’s Board of

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

The Company’s committed and principled response to its internal controls obligations is consistent with its overall commitment to remake itself and set a new standard for corporate behavior. To this end the Company has:

•	Established a new Board of Directors and Audit Committee;

•	Appointed a new Chief Executive, Chief Financial Officer, General Counsel and Corporate Controller;

•	Established a Disclosure Committee;

•	Reorganized the finance and accounting organizations;

•	Filled over 400 open finance and accounting positions which resulted from earlier terminations and other departures;

•	Implemented segregation of duties processes and enhanced automation controls for certain financial systems;

•	Instituted monthly reviews of financial results with controllers and senior management to enhance transparency and accountability;

•	Established an Internal Controls and Policies organization;

•	Significantly enhanced the Company’s ethics program and hired a new Chief Ethics Officer;

•	Completed ethics training for all employees; and

•	Committed to implementation of the recommendations in the Corporate Monitor’s “Restoring Trust” report, and the Company is diligently working on implementation of those recommendations.

In addition, since August 2003, the Company has undertaken the following efforts:

•	The Company prioritized its actions in an effort to drive remediation of the material weaknesses identified in the KPMG letter. KPMG supported the 10 material internal control weaknesses cited in its letter with 60 specific sub-points and 32 other matters involving internal control elements. The Company further divided these 92 items into 96 items to facilitate tracking and monitoring. The Company implemented action plans with assigned priorities, task leaders and due dates and conducted weekly (or more frequent) status review meetings. The Company has taken significant action to remediate the 10 material control weaknesses and is in process of testing the results.

•	Additional training was provided for senior officers and finance and accounting personnel on financial management, corporate governance and other related matters. Specific training for the Sarbanes Oxley Act of 2002 Section 404 began in April 2004 and is ongoing.

•	A delegation of authority policy was approved by the Board of Directors on December 12, 2003 and was deployed with key financial processes by March 31, 2004.

•	An Internal Controls team was established with a clear charter and focus on controls, remediation, and the management of the Sarbanes Oxley Act of 2002 Section 302 and 404 requirements. The Vice President of Internal Controls interacts with the Disclosure Committee and provides updates on the state of controls to the Audit Committee on a regular basis. Control updates are provided to the CEO, CFO, and Controller as a normal course of business.

•	From August 2003 to March 2004, Deloitte conducted a comprehensive evaluation and remediation process with respect to internal controls over financial reporting and related processes. Additionally, this effort included a risk assessment, which identified the processes and systems that are significant to the Company’s financial statements and a ranking of these processes and systems based on inherent risk, and a controls assessment process, designed to identify and document internal controls that mitigate financial reporting risk as well as identify control gaps which may require further remediation.

•	To complete this effort, cross functional teams were formed to develop design documents to define remediation requirements and actions for each of these control gaps. The design documents include: a prioritization plan for funding and scheduling IT development, planning of both short term solutions (often to involve manual resolutions and reconciliation processes) and longer term solutions (with an emphasis on automated systems, where applicable), and a template for documentation of remediation efforts. A testing plan will be developed and prioritized with the Company’s Internal Audit staff to ensure that controls perform as designed.

•	Implementation of the recommendations contained in Mr. Breeden’s report, Restoring Trust, relating to transparency, internal controls and other areas of governance affecting the Company’s financial reporting and internal controls.

•	Implementation of an internal review process of the Company’s quarterly and annual reports designed to ensure that the appropriate executives and employees of the Company review the reports for accuracy and completeness.

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

Except as discussed above, there were no significant changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting as of the end of the period covered by this report.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material changes in our legal proceedings as compared to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on April 29, 2004.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Plan, all of the Predecessor Company’s outstanding equity and debt securities were cancelled on the Emergence Date.

MCI is authorized to issue 3,000,000,000 shares of common stock having a par value of $0.01. Pursuant to the Plan, approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty claim, approximately 20 million shares are expected to be issued to settle the claims of general unsecured creditors, approximately 11 million shares were reserved for issuance under the new 2004 management restricted stock plan, of which approximately 8.6 million were issued on the Emergence Date, and approximately 2 million shares will be purchased in the open market pursuant to the new employee stock purchase plan.

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

The issuance of our shares of common stock and of the Senior Notes on the Emergence Date was exempt from the registration requirements of the Securities Act of 1933, as amended, and equivalent provisions of state securities laws, in reliance upon Section 1145(a) of Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, (ii) the recipients of the securities hold a claim against an interest in, or a claim for an administrative expense against the debtor, and (iii) the securities are issued entirely in exchange for the recipient’s claim against or interest in the debtor, or are issued principally in such exchange and partly for cash or property.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended March 31, 2004, other than matters voted on by holders of the Predecessor Company’s debt securities in the ordinary course of its bankruptcy proceedings.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

10.70	Separation Agreement between Richard R. Roscitt and WorldCom, Inc. dated March 24, 2004.

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 8, 2004, we filed information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding our plan to reduce our Debtor-in-Possession Credit Facility to $300 million from $1.06 billion and our extension until 4:15 p.m. (Eastern Time) on January 20, 2004, of the expiration date by which certain claim holders pursuant to the confirmed Plan of Reorganization may submit election forms specifying the portion of their claims they elect to be paid in the form of notes or shares of common stock in the reorganized company and a press release related thereto.

On January 16, 2004, we filed information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding our extension until 4:15 p.m. (Eastern Time) on January 26, 2004, of the expiration date by which certain claim holders pursuant to the confirmed Plan of Reorganization may submit election forms specifying the portion of their claims they elect to be paid in the form of notes or shares of common stock in the reorganized company and a press release related thereto.

On January 16, 2004, we filed information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of November 2003 with the Bankruptcy Court and a press release related thereto.

On January 21, 2004, we filed information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the appointment of Glenn Hutchins, a founder and managing member of investment firm Silver Lake Partners, and Mark Neporent, chief operating officer, general counsel and senior managing director of Cerberus Capital Management, L.P., to our Board of Directors, which appointments will become effective upon our emergence from bankruptcy and a press release related thereto.

On January 23, 2004, we filed information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding our financial guidance for full-year 2004 and an announcement that we continue to expect to emerge from United States Chapter 11 bankruptcy protection in February 2004 and a press release related thereto.

On January 28, 2004, we furnished information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding our comment on the release of the findings of a final report on the investigation by the Examiner appointed by the Bankruptcy Court, Richard Thornburgh, into past actions at our company and a press release related thereto.

On January 28, 2004, we furnished information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding our extension until 4:15 p.m. (Eastern Time) on January 28, 2004, of the expiration date by which certain claim holders pursuant to the confirmed Plan of Reorganization may submit election forms specifying the portion of their claims they elect to be paid in the form of notes or shares of common stock in the reorganized company and a press release related thereto.

On February 2, 2004, we filed information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding the expiration of the deadline by which certain claim holders pursuant to the confirmed Plan of Reorganization may submit election forms specifying the portion of their claims they elect to be paid in the form of notes or shares of common stock in the reorganized company and a press release related thereto.

On February 12, 2004, we filed information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding an announcement that we had filed in the U.S. Bankruptcy Court for a 60-day extension to formally emerge from Chapter 11, giving us sufficient time to complete our filings with the Securities and Exchange Commission, the last significant task to be completed before we emerge from bankruptcy and a press release related thereto.

On February 20, 2004, we filed information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” and Item 9, “Regulation FD Disclosure,” regarding the filing of our monthly operating report for the month of December 2003 with the Bankruptcy Court and a press release related thereto.

On February 24, 2004, we filed information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding an announcement that we had reached an out-of-court settlement with AT&T of all claims that the two companies have had against each other, both before and after we filed Chapter 11 petitions in July 2002 and a press release related thereto.

On March 3, 2004, we filed information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding our reaction to the ruling by the U.S. Court of Appeals for the District of Columbia Circuit on the Federal Communications Commission’s (FCC) “Triennial Review” local telephone competition order and a press release related thereto.

On March 18, 2004, we filed information under Item 5, “Other Events,” and Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” regarding a joint announcement by Telefonos de Mexico S.A. de C.V. (“Telmex”) and us that both companies had entered into a definitive agreement (the “Purchase Agreement”) that we sell to Telmex our investment in Embratel Participações S.A. for $360 million in cash, subject to the approval of the U.S. Bankruptcy Court and certain other Brazilian regulatory authorities and a press release related thereto and a copy of the Purchase Agreement as an exhibit to Item 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized to sign.

MCI, INC.

By:	/s/ ROBERT T. BLAKELY
Robert T. Blakely Executive Vice President and Chief Financial Officer

Dated: May 10, 2004

EXHIBIT INDEX

Exhibit No.	Description

10.70	Separation Agreement between Richard R. Roscitt and WorldCom, Inc. dated March 24, 2004.

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.