Form 10-Q
period 2004-06-30
MCI INC
filed 2004-08-09
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2004

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of June 30, 2004, there were 317,009,511 shares of MCI common stock outstanding.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Revenues	$5,236	$6,174	$10,669	$12,779
Operating expenses:
Access costs	2,678	3,009	5,585	6,083
Costs of services and products	627	698	1,291	1,442
Selling, general and administrative	1,321	1,589	2,935	3,202
Depreciation and amortization	569	545	1,089	1,118
Loss (gain) on property dispositions	—	9	(7)	6

Total operating expenses	5,195	5,850	10,893	11,851
Operating income (loss)	41	324	(224)	928
Other (expense) income, net:
Interest expense (contractual interest of $598 and $1,224 for the three and six-month periods ended June 30, 2003, respectively)	(95)	(17)	(195)	(61)
Miscellaneous income (expense), net	17	(61)	24	(58)
Reorganization items, net	—	(155)	—	(361)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	(37)	91	(395)	448
Income tax expense	29	85	53	172
Minority interests, net of tax	—	1	—	(6)

(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(66)	5	(448)	282
Net (loss) income from discontinued operations	(5)	3	(11)	(7)

(Loss) income before cumulative effect of a change in accounting principle	(71)	8	(459)	275
Cumulative effect of a change in accounting principle	—	—	—	(215)

Net (loss) income	$(71)	$8	$(459)	$60

Basic and diluted loss per share:
Continuing operations	$(0.21)		$(1.39)
Discontinued operations	(0.01)		(0.03)

Loss per share	$(0.22)		$(1.42)

Basic and diluted shares used in calculation	318.9		322.6

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	Successor Company
	As of June 30, 2004	As of December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,409	$6,178
Accounts receivable, net of allowance for doubtful accounts of $945 as of June 30, 2004 and $1,762 as of December 31, 2003	3,052	4,348
Deferred taxes	962	990
Other current assets	835	836
Assets held for sale	3,765	176

Total current assets	14,023	12,528
Property, plant and equipment, net	9,081	11,538
Intangible assets, net	1,797	2,085
Deferred taxes	1	608
Other assets	338	711

	$25,240	$27,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,056	$1,722
Accrued access costs	1,960	2,349
Current portion of long-term debt	38	330
Accrued interest	97	25
Other current liabilities	2,981	4,361
Liabilities of assets held for sale	3,390	23

Total current liabilities	9,522	8,810
Long-term debt, excluding current portion	5,922	7,117
Deferred taxes	1,190	1,207
Other liabilities	609	714
Commitments and contingencies (Note 11)
Minority interests	—	1,150
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000; issued and outstanding 317,009,511 as of June 30, 2004 and 314,856,250 as of December 31, 2003	3	3
Additional paid-in capital	8,628	8,639
Deferred stock-based compensation	(149)	(170)
Accumulated deficit	(459)	—
Accumulated other comprehensive loss	(26)	—

Total shareholders’ equity	7,997	8,472

	$25,240	$27,470

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Successor Company	Predecessor Company
	Six-Month Period Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net (loss) income	$(459)	$60
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,089	1,118
Cumulative effect of a change in accounting principle	—	215
Minority interests, net of tax	—	(6)
Bad debt provision	362	481
(Gain) loss on sale of property, plant and equipment	(7)	6
Deferred tax provision	10	(65)
Non-cash reorganization charges	—	240
Amortization of debt discount	114	—
Stock-based compensation expense	11	—
Loss (income) from equity investments	23	(8)
Other	(32)	180
Changes in assets and liabilities:
Accounts receivable	361	(255)
Other current assets	35	(13)
Non current assets	(51)	142
Accounts payable and accrued access costs	(514)	(355)
Other current liabilities	(773)	496
Other liabilities	(13)	(75)

Net cash provided by operating activities	156	2,161
INVESTING ACTIVITIES
Additions to property, plant and equipment	(416)	(199)
Deposit on the sale of Embratel	50	—
Proceeds from sale of property, plant and equipment	13	31
Proceeds from the sale of assets held for sale	179	—

Net cash used in investing activities	(174)	(168)
FINANCING ACTIVITIES
Principal repayments on debt	(24)	(16)
Cash restricted for line of credit	(120)	—

Net cash used in financing activities	(144)	(16)

Net change in cash and cash equivalents	(162)	1,977

Net change in cash and cash equivalents from discontinued operations	(607)	(29)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,178	2,820

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,409	$4,768

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$21	$1
Cash paid for interest, net of amounts capitalized	22	44
Cash paid for reorganization items	—	121
Non cash items:
Conversion of preferred stock to common stock	—	58
Unrealized holding loss (gain) on investments	4	(3)

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Organization and Description of Business

MCI, Inc., a state of Delaware corporation, (formerly known as WorldCom, Inc., (the “Predecessor Company” or “WorldCom”) a public corporation organized in 1983 under the laws of Georgia) serves as a holding company for its direct and indirect domestic subsidiaries and foreign affiliates (collectively, the “Company”, “Successor Company” or “MCI”). Prior to and including December 31, 2003, all operations of the business resulted from the operations of the Predecessor Company. All conditions required for adoption of fresh-start reporting were met on December 23, 2003 and the Company selected December 31, 2003 as the date to adopt the accounting provisions of fresh-start reporting. As a result, the fair value of the Predecessor Company’s assets became the new basis for the Successor Company’s consolidated balance sheet as of December 31, 2003, and all results of operations beginning January 1, 2004 are those of the Successor Company.

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

In March 2004, the Company realigned its operations into three new business segments and began operating under these segments in the second quarter of 2004. Effective with the realignment, the Company’s business segments are as follows:

•	Enterprise Markets serves large customers with complex communication requirements that have previously been served by the Business Markets segment, including Global Accounts, Government Accounts, Conferencing, and MCI Solutions customers, but excluding commercial and wholesale accounts which were previously included in Business Markets.

•	U.S. Sales & Service serves the residential and small size business customers previously included in the Mass Markets segment, as well as medium size commercial accounts previously included in Business Markets; and

•	International & Wholesale Markets serves businesses, government entities and telecommunications carriers outside the United States as well as the wholesale accounts previously included in Business Markets.

On July 21, 2002 (the “Petition Date”), the Predecessor Company and substantially all of its domestic subsidiaries (the “Debtors”) filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). The Debtors continued to operate their businesses and manage their properties as debtors-in-possession through the close of business on April 19, 2004. The Predecessor Company filed its joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court and, on October 31, 2003, the Bankruptcy Court confirmed the Plan. The Predecessor Company emerged from Chapter 11 on April 20, 2004 (the “Emergence Date”) and merged with and into the Successor Company.

In April 2004, the U.S. Court of Appeals for the D.C. Circuit invalidated the Federal Communication Commission’s “Triennial Review” local competition rules, which set prices that incumbent providers could charge competitive providers such as the Company for unbundled network element platforms (“UNE-P”), an essential component of the Company’s Mass Market and some commercial local phone service. As a result, the Company’s costs for providing this service are expected to increase significantly beginning in 2005. Some competitors have announced their exit from this market, and the Company intends to de-emphasize its consumer business and reduce efforts to acquire new customers. The Company therefore anticipates that revenues from that segment will continue to decline. Given the regulatory, business and market conditions that are anticipated to have an adverse impact on the Company, the Company is in the process of reviewing and may adjust its business strategy.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is reviewing its financial forecasts and, after appropriate study and review, the Company will evaluate the impact of changes in its business strategy and related financial forecasts to determine whether its long-lived assets have been impaired. If it is determined that an impairment has occurred, the Company will determine if the carrying value of its indefinite-lived assets exceeds their fair value under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If the carrying value exceeds fair value, an impairment charge representing the difference between the implied fair values of the assets and their associated carrying values would be recognized in the third quarter of 2004.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of June 30, 2004, and for the three and six-month periods ended June 30, 2004 and 2003, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. As a result of the Company’s adoption of fresh-start reporting, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. In addition, the Company’s consolidated investment in Embratel Participações S.A. and subsidiaries (“Embratel”) was reclassified to discontinued operations as of June 30, 2004. The Company’s statements of operations for the three and six-month periods ended June 30, 2004 and 2003 and its statements of cash flows for the six-month periods ended June 30, 2004 and 2003 have been restated to reflect Embratel’s results of operations and cash flows as discontinued operations. Additionally, the condensed consolidated balance sheet as of December 31, 2003 and June 30, 2004 are not comparable due to the reclassification of these assets and liabilities. Refer to Note 6 for the components of assets and liabilities “held for sale” as of June 30, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on April 29, 2004.

Use of Estimates

The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for revenues and related allowances, allowance for doubtful accounts, accrued access costs, depreciation and amortization of property, plant and equipment and intangible assets, income taxes, acquisition related assets and liabilities, contingent liabilities, and fresh-start reporting. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ independent third party specialists to assist in its evaluations.

In the three-month period ended June 30, 2004, the Company recorded a $95 million reduction in access costs in its condensed consolidated statement of operations for a change in previously recorded expenses regarding contributions to the Universal Service Fund related to 2003 and the first quarter of 2004.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Financial Statement Preparation

For periods presented subsequent to the Petition Date through December 31, 2003, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Interest was not accrued on debt that was subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Company’s unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2003. Cash used for reorganization items is disclosed as a supplement to the unaudited condensed consolidated statement of cash flows.

Adjustment to Previously Issued Financial Statements

During the second quarter of 2004, the Company determined that it had recorded in error a restatement entry which had the effect of reducing accounts receivable by $301 million through a charge to expense in the year ended December 31, 2000. The reported 2000 net loss of $48.9 billion should have been $48.6 billion, or 0.5% lower, and the Company’s assets of $44.2 billion should have been $44.5 billion, or 0.6% higher. In 2001, $35 million of the amount reversed and left a remaining $266 million understatement of accounts receivable as of December 31, 2001. This situation remained unchanged until, as a result of the application of fresh-start accounting as of December 31, 2003, the previously expensed $266 million was reversed in the Company’s statement of operations as a component of the $22.3 billion reorganization gain. Without this expense reversal, the Company’s 2003 net income of $22.2 billion would have been $21.9 billion, or 1.2% lower. As a result of the reversal of the expense in 2003, the cumulative impact to the Company’s December 31, 2003 consolidated retained earnings was zero. The Company has assessed the impact on the 2000, 2001 and 2003 statements of operations as well as the consolidated balance sheets as of December 31, 2000, 2001, 2002 and 2003 and determined that the impact was not material to any period.

The impact of this reduction of accounts receivable in the consolidated balance sheet as of December 31, 2003 resulted in a misclassification of $266 million between accounts receivable and long-lived assets in the Company’s allocation of reorganization value under fresh-start accounting. To properly reflect the allocation of reorganization value as of December 31, 2003, the Company has reflected a reclassification entry in its consolidated balance sheet as of December 31, 2003, as presented herein, to reflect an increase of $266 million to its accounts receivable balance and reductions in its property, plant and equipment and intangible assets. The Company’s June 30, 2004 consolidated balance sheet reflects the impact of this reclassification.

The adjustment of this item also resulted in a decrease of $6 million to the Company’s long-term deferred tax liability which has been reflected in the consolidated balance sheet as of December 31, 2003 and June 30, 2004, as presented herein.

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

During the second quarter of 2004, the Company determined that approximately $132 million of property tax liabilities and $110 million of other liabilities that should not have been adjusted in fresh-start accounting were reduced by approximately $152 million in the Company’s application of fresh-start accounting at December

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

31, 2003. Due to the application of fresh-start reporting, these errors were offset by fresh-start adjustments and therefore had no impact on the Company’s 2003 net income. However, these errors caused both accounts payable and long-lived assets to be understated by approximately $152 million, representing 0.5% of the Company’s total assets of $27.5 billion and approximately 0.8% of its $19.0 billion total liabilities as of December 31, 2003, which it determined to be immaterial to its 2003 consolidated balance sheet. The Company’s June 30, 2004 consolidated balance sheet reflects the correction of these immaterial errors.

During the six-month period ended June 30, 2004, the Company adjusted the fresh-start allocation of assets and liabilities, which resulted in a reduction of deferred revenue of $220 million primarily related to certain domestic indefeasible rights of use, $88 million of changes in net deferred taxes and tax contingencies settled in the period and decreases to intangible and other assets of $222 million. The amounts were offset by increases of $66 million to property, plant and equipment and $152 million of accounts payable (as discussed above).

The Company continues to obtain information necessary to complete its final allocation. Potential adjustments to the Company’s fresh-start balance sheet relate primarily to the final valuation of property, plant and equipment.

As of December 31, 2003, the Company had various net deferred tax assets and tax contingencies which remain unresolved. Any future changes in these balances that existed as of the fresh-start date will be adjusted to reorganization value and not through income.

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Consolidation

The condensed consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132 (R)”). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. This revision requires disclosures additional to those included in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is provided separately for pension plans and for other postretirement benefit plans. The Company adopted the provisions of SFAS No. 132 (R) as of December 31, 2003 without any impact on its consolidated results of operations, financial position and cash flows.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Plan was confirmed by the Bankruptcy Court on October 31, 2003. On the Emergence Date, the provisions of the Plan were implemented. A summary of the significant provisions of the Plan is set forth below:

•	The Predecessor Company merged with and into MCI, Inc. whereby the separate existence of the Predecessor Company ceased and MCI is the surviving company;

•	All common and preferred equity shares of the Debtors (and all stock options and warrants) including WorldCom group common stock, MCI group common stock, WorldCom series D, E and F preferred stock, WorldCom Synergies Management Company preferred stock, WorldCom quarterly income preferred securities and Intermedia series B preferred stock were cancelled;

•	All debt securities of the Debtors were settled and cancelled;

•	Unexpired leases and executory contracts of the Debtors were assumed or rejected;

•	MCI issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007, approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014;

•	Approximately 296 million shares of new MCI common stock were to be issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty (as discussed below) and approximately 20 million shares were estimated to be issued to settle the claims of general unsecured creditors;

•	Approximately 11 million shares of new MCI common stock were reserved for issuance under the new management restricted stock plan. In addition, approximately 2 million shares were reserved for issuance under the new employee stock purchase plan and it is anticipated that such reserved shares will be utilized to fund the Company’s obligations under the plan rather than utilizing shares purchased in the open market;

•	Total payments of approximately $2.6 billion in cash were estimated in the Plan to be paid to settle certain claims against the Debtors, including the SEC civil penalty claim referred to below; and

•	An SEC civil penalty claim was settled by payment of $500 million in cash and, as noted above, the transfer of 10 million shares of new MCI common stock having a value of $250 million (based on the valuation set forth in the Plan). The funds paid and common stock transferred were distributed pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

The Plan also requires pursuant to Section 5.07 that the Board of Directors conduct a reasonable review of the Company’s cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. Accordingly, the Board of Directors commenced a comprehensive review and sought information and guidance from management and financial advisors to determine the amount of excess cash greater than $1 billion. Section 5.07 of the Plan further requires that any excess cash be utilized in accordance with the Company’s best business judgment to maximize shareholder value (see Note 13).

Impacts of the Application of the Plan

Creditor Settlements

During the three-month period ended June 30, 2004, the Company paid approximately $1.0 billion in cash and issued approximately 2.6 million shares of common stock to satisfy certain provisions of the Plan. The Company continues its reconciliation process of outstanding claims. During the three-month period ended June

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

30, 2004, the Company recorded net settlement gains of $62 million which was composed of an increase to revenues of $32 million, a decrease to access costs of $19 million and a decrease to selling, general and administrative expenses of $11 million in its condensed consolidated statement of operations. The gain reflected the differences between original estimated claim amounts and settlement amounts finalized in the period.

Interest expense

No interest expense related to pre-petition debt was accrued following the Petition Date up to the Emergence Date. If the Debtors had recognized interest expense on the basis of the amounts they were contractually required to pay, approximately $122 million and $598 million would have been recorded in the three-month periods ended June 30, 2004 and 2003, respectively, and approximately $701 million and $1.2 billion in the six-month periods ended June 30, 2004 and 2003, respectively. The Successor Company did recognize $18 million and $114 million of interest expense in the three and six-month periods ended June 30, 2004 related to the accretion of the discount for the new $5.7 billion debt obligations issued on the Emergence Date. There was no requirement to pay interest on the debt since it had not been issued, and as such, the amount is excluded from the contractual interest amounts noted above.

Shares Issued as a result of the Plan

In accordance with the Plan, the Company issued approximately 296 million shares of MCI common stock to settle claims of debt holders and 10 million shares to settle the SEC civil penalty. The Company also reserved approximately 11 million shares of MCI common stock for issuance under the new management restricted stock plan, of which approximately 8.6 million shares of restricted stock were granted on the Emergence Date. As contemplated in the Plan, the Company expected to issue approximately 20 million shares of MCI common stock pursuant to the Plan to settle claims of general unsecured creditors. This amount has been reduced from 20 million to 9.7 million as of June 30, 2004 as a result of the issuance of approximately 2.6 million shares during the three-month period ended June 30, 2004, 0.5 million shares that will not be issued related to certain unsecured creditors receiving cash in lieu of stock, and a change in estimate of 7.2 million shares that are no longer expected to be issued.

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

The Company continued to incur reorganization costs during the three and six-month periods ended June 30, 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As the Company adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and changes in estimates to reorganization items previously accrued have been included in the appropriate captions within the condensed consolidated statement of operations, primarily selling, general, and administrative expenses. For the three and six-month periods ended June 30, 2004, the amounts of such expenses were $10 million and $26 million, respectively, and were for professional services related to the Company’s bankruptcy proceedings.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization items for the three and six-month periods ended June 30, 2003 consisted of the following (in millions):

	Predecessor Company
	Three-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2003
Contract rejections	$(70)	$(153)
Employee retention, severance and benefits	(23)	(71)
Loss on disposal of assets	(6)	(19)
Lease terminations	(78)	(132)
Professional fees	(25)	(40)
Gains on settlements with creditors	37	36
Interest income earned by the debtor entities during reorganization	10	18

Expense from reorganization items, net	$(155)	$(361)

(4) Loss per Share

The Successor Company adopted a new capital structure as of December 31, 2003 upon the adoption of fresh-start reporting. On the Emergence Date, the Successor Company issued approximately 315 million shares of new MCI common stock, which included approximately 8.6 million shares of restricted stock. Under fresh-start reporting, these shares were reflected as outstanding at December 31, 2003. In addition, on the Emergence Date, the Company expected to issue additional shares pursuant to the Plan to unsecured creditors, which were not reflected as outstanding at December 31, 2003, however all conditions of distribution had been met. These shares were considered contingently issuable under SFAS No. 128, “Earnings per Share”. During the three-month period ended June 30, 2004, share issuances, changes in distribution and changes in estimate reduced the amount of contingently issuable shares to approximately 9.7 million as of June 30, 2004. The Company’s calculations of weighted average shares outstanding for the three and six-month periods ended June 30, 2004 are as follows (in millions):

	Successor Company
	Three-Month Period Ended June 30, 2004	Six-Month Period Ended June 30, 2004
Weighted average common shares outstanding	315.9	315.4
Add: Weighted average shares contingently issuable to unsecured creditors	11.4	15.7
Less: Weighted average unvested restricted stock(1)	(8.4)	(8.5)

Weighted average common shares outstanding used in basic calculation	318.9	322.6
Add: Weighted average unvested restricted stock(2)	—	—

Weighted average common shares outstanding used in diluted calculation	318.9	322.6

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic loss per share.

(2)	Calculation of diluted shares excludes the unvested shares of restricted stock that would be anti-dilutive.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations of basic and diluted loss per share for the three and six-month periods ended June 30, 2004 are as follows (in millions, except per share amounts):

	Successor Company
	Three-Month Period Ended June 30, 2004	Six-Month Period Ended June 30, 2004
Loss, as reported:
Continuing operations	$(66)	$(448)
Discontinued operations	(5)	(11)

Net loss	$(71)	$(459)

Basic and diluted loss per share:
Continuing operations	$(0.21)	$(1.39)
Discontinued operations	(0.01)	(0.03)

Loss per share	$(0.22)	$(1.42)

Weighted average common shares outstanding used in basic and diluted calculation	318.9	322.6

The Successor Company has not provided pro forma disclosures as defined by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” because, in relation to the restricted stock issued, $11 million of compensation expense was recorded during the three and six-month periods ended June 30, 2004, and there would not have been any difference in the amount of such expense under the fair-value method.

Historical earnings per share information for the three and six-month periods ended June 30, 2003 has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests, including the interests of the Predecessor Company’s WorldCom group common stockholders and MCI group common stockholders, were eliminated (without a distribution) on the Emergence Date. In addition, because of the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) by the Predecessor Company in July 2001, in order to present earnings per share information, the Company would be required to determine the net income or loss generated by the WorldCom group and MCI group separately. Primarily as a result of the extensive recreation of many of the Predecessor Company’s historical financial entries, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group impracticable.

(5) Severance and Restructuring Programs

During the first half of 2004, the Company announced reductions in its workforce primarily from its Operations and Technology department, and as a result of closing three consumer call centers and reducing staffing in three others, in large part due to the effects of “Do Not Call” telemarketing laws. As of June 30, 2004, approximately 12,000 individuals in the Company’s workforce have been identified and notified that their positions would be eliminated.

In the three and six-month periods ended June 30, 2004, the Company recorded $90 million and $144 million, respectively, as selling, general and administrative expenses and costs of services and products for employee termination costs in its condensed consolidated statements of operations. In the three and six-month periods ended June 30, 2003, the Company recorded $17 million and $61 million, respectively, related to employee severance programs as reorganization items, net in its condensed consolidated statements of operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six-month periods ended June 30, 2004, approximately 6,000 and 7,800 employees, respectively, across all business segments were terminated. The following table outlines the Company’s accrual of severance expense and payments for terminated employees during the three and six-month periods ended June 30, 2004 (in millions):

Successor Company
Accrued severance and termination costs as of January 1, 2004	$11
For the three-month period ended March 31, 2004:
Severance and termination charges	54
Cash payments for terminated employees	(26)

Accrued severance and termination costs as of March 31, 2004	39
For the three-month period ended June 30, 2004:
Severance and termination charges	90
Cash payments for terminated employees	(59)

Accrued severance and termination costs as of June 30, 2004	$70

The Company identified certain properties related to the closing of call centers which it planned to vacate and sublease, where possible. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a loss of approximately $8 million as selling, general and administrative expenses in its condensed consolidated statement of operations for the three-month period ended June 30, 2004.

(6) Discontinued Operations and Assets Held for Sale

Discontinued Operations

In May 2002, the Predecessor Company committed to a plan to exit its WorldCom Wireless (“Wireless”) resale business because of continuing operating losses. In July 2002, the Predecessor Company sold its wireless customer contracts, with no book value, to several wireless providers and resellers for a total of approximately $34 million, which was recognized as a gain in 2002. All contracts were effectively transitioned to other providers by October 2002. During the six-month period ended June 30, 2003, the Company recorded $10 million of revenue for amounts received during the period.

In June 2003, the Predecessor Company decided to dispose of its Multichannel Multipoint Distribution Service (“MMDS”) business which included network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service. In June 2003, the Predecessor Company received Bankruptcy Court approval to dispose of these assets, and this standalone entity was reclassified to discontinued operations under SFAS No. 144, and related revenues and expenses were reclassified to discontinued operations for all periods presented.

On July 8, 2003, an Asset Purchase Agreement was entered into with Nextel Spectrum Acquisition Corp. (“Nextel”) for the sale of substantially all of the assets of MMDS for $144 million in cash. In addition, the Company entered into a three-year extension of a customer contract between subsidiaries of MCI and Nextel. The sale was approved by the Bankruptcy Court on July 22, 2003, as modified in certain respects. The Company completed the sale in May 2004 and received $144 million in cash for the assets which was equal to their carrying value.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2003, the Board of Directors approved a plan to dispose of its 19% economic investment in Embratel, as well as other Latin American entities. On March 15, 2004, the Company announced that it had entered into a definitive agreement to sell its ownership interest in Embratel and other Latin American subsidiaries to Telefonos de Mexico. On April 21, 2004, the agreement was amended which increased the cash purchase price to $400 million from $360 million. On April 27, 2004, these assets qualified as discontinued operations under SFAS No. 144 when the Company received bankruptcy court approval for the sale. Accordingly, the Company has reclassified all revenues and expenses to discontinued operations for all periods presented and reclassified all assets and liabilities as “held for sale” in its condensed consolidated balance sheet as of June 30, 2004. On July 23, 2004, the Company completed the divestiture of its 19% equity interest in Embratel and received $350 million, the remaining portion of the $400 million sales price beyond the $50 million deposit previously received. As of the sale date, all obligations under the Share Purchase Agreement were completed and the Company expects to recognize a gain on the sale of approximately $7 million in its condensed consolidated statement of operations in the third quarter of 2004.

In June 2004, the Company decided to dispose of additional Latin American operations and began the marketing of Proceda Tecnologia e Informatica S.A. (“Proceda”). These assets qualified as discontinued operations under SFAS No. 144 in June 2004 and, accordingly, the Company has reclassified all revenues and expenses to discontinued operations for all periods presented and reclassified all assets and liabilities as “held for sale” in the condensed consolidated balance sheet as of June 30, 2004.

The condensed consolidated statements of operations reflect Wireless, MMDS, Embratel (and other companies related to the transaction), and Proceda as discontinued operations for all periods presented. The combined operating results of these entities are reflected in the condensed consolidated financial statements for the three and six-month periods ended June 30, 2004 and 2003 as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Revenues	$796	$730	$1,659	$1,363
Operating expenses	768	693	1,576	1,295
Other (expense) income	(38)	84	(73)	119
Minority interests income (expense)	12	(73)	(2)	(126)
Income tax expense	7	45	19	68

Net (loss) income	$(5)	$3	$(11)	$(7)

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2004, the amounts related to Embratel and Proceda have been combined and included in asset and liabilities “held for sale” in the condensed consolidated balance sheet as follows (in millions):

Successor Company
As of June 30, 2004
Assets:
Cash	$316
Accounts receivable, net of allowance of $678 for doubtful accounts	538
Property, plant and equipment, net	1,825
Deferred taxes	643
Other assets	443

3,765
Liabilities:
Accounts payable and accrued access costs	542
Debt	1,339
Minority interest	1,035
Other	474

3,390
Cumulative translation adjustments	20

Net assets of discontinued operations	$395

Asset Held for Sale

The Predecessor Company deemed Mr. Bernard J. Ebbers (“Mr. Ebbers”), its former Chief Executive Officer, to be in default of the terms of a Promissory Note he signed to the Company dated April 29, 2002. The Promissory Note was secured by Predecessor Company stock as well as Mr. Ebbers’ equity interests in certain enterprises. On May 29, 2003, the Predecessor Company entered into an agreement to sell one of Mr. Ebbers’ properties, Douglas Lake, and on July 1, 2003, the Bankruptcy Court approved the sale of the property. As a result, the Predecessor Company reclassified the asset in its consolidated balance sheet as held for sale effective July 1, 2003 under SFAS No. 144. The carrying value of the property was $54 million as of December 31, 2003. The property was sold in February 2004 for approximately $50 million, which was net of disposal costs. The Company received approximately $35 million in net proceeds in connection with the closing, and expects to receive additional proceeds of up to approximately $15 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the purchase agreement. The Company recorded the estimated loss of $4 million as selling, general and administrative expenses in the condensed consolidated statement of operations for the three-month period ended March 31, 2004.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Debt

Debt consisted of the following as of June 30, 2004 and December 31, 2003 (in millions):

	Successor Company
	As of June 30, 2004	As of December 31, 2003
5.908% Senior Notes Due 2007	$1,983	$1,983
6.688% Senior Notes Due 2009	1,983	1,983
7.735% Senior Notes Due 2014	1,699	1,699
Embratel loans (maturing through 2013)	—	1,574
Capital leases and other (maturing through 2023)	295	322
Discount on Senior Notes	—	(114)

Total	5,960	7,447
Less: current portion	38	330

Long-term portion	$5,922	$7,117

The Company has reclassified all of the outstanding debt of Embratel to “liabilities of assets held for sale” in the condensed consolidated balance sheet as of June 30, 2004 (see Note 6).

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

The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature on May 1, 2007, May 1, 2009 and May 1, 2014, respectively. Interest on the Senior Notes is payable semi-annually in arrears. The initial interest rates of the Senior Notes are 5.908%, 6.688% and 7.735%, respectively. The initial interest rate is subject to reset after the Company has applied for and received ratings for the Senior Notes from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). The adjustment could result in a change in the interest rates on the Senior Notes ranging from (a) a decrease of 3.0% if the Senior Notes are rated Baa3 or higher by Moody’s and BBB- or higher by S&P to (b) an increase of 3.0% if the Senior Notes are rated lower than B3 by Moody’s and lower than B- by S&P. If the Senior Notes are rated between the levels indicated, the interest rates on the Senior Notes will change to a lesser degree. If the Company fails to obtain ratings on the Senior Notes from Moody’s and S&P within two years from the date of issue, the interest rate on each of the Senior Note issues shall be increased by 1.0%.

Commencing on May 1, 2005 with respect to the 2007 Senior Notes, May 1, 2006 with respect to the 2009 Senior Notes and May 1, 2009 with respect to the 2014 Senior Notes, the Company will have the right to redeem some or all of the Senior Notes. The initial call prices equal 102.454%, 102.844% and 103.3675% of the principal amount, respectively, plus accrued and unpaid interest. In addition, the call prices for the 2007 Senior Notes, 2009 Senior Notes and the 2014 Senior Notes thereafter decline ratably for a period of one year, two years and three years, respectively, until the call price equals 100% of the principal amount. Prior to the call dates

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable to the Senior Notes, the Company may redeem some or all of such Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. At any time prior to May 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of each series of Senior Notes at a price equal to 100% of the principal amount plus a premium equal to the coupon with the net cash proceeds of an equity offering.

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

Debtor-in-Possession Facility

On July 23, 2002, the Predecessor Company negotiated its Debtor-in-Possession Agreement (“DIP Agreement”) for $750 million in Debtor-in-Possession Financing (the “DIP Facility”). The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. In January 2004, the Company reduced the size of the DIP Facility to $300 million. As of December 31, 2003, there were no advances outstanding under the DIP Facility. The Company had $77 million of letters of credit outstanding under the DIP Facility, $47 million in undrawn letters of credit that were issued under a $1.6 billion credit facility and Digex had a letter of credit of $1 million under a separate credit facility as of December 31, 2003.

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, the Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities mature in April 2005. As of June 30, 2004, the Company had $115 million letters of credit outstanding under the Letter of Credit Facilities, and $35 million in availability under the Letter of Credit Facilities. During the six-month period ended June 30, 2004, the Company pledged $120 million in cash as collateral for its outstanding letters of credit. The cash has been classified as restricted cash in other current assets in the condensed consolidated balance sheet.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gain (loss) on available-for-sale securities. The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(71)	$8	$(459)	$60
Other comprehensive loss:
Foreign currency translation adjustments	(9)	41	(22)	(9)
Unrealized (loss) gain on available-for-sale securities	(4)	3	(4)	3

Total comprehensive (loss) income	$(84)	$52	$(485)	$54

Due to the adoption of fresh-start reporting at December 31, 2003, the Company’s accumulated other comprehensive income was adjusted to zero and accordingly other comprehensive loss for the six-month period ended June 30, 2004 is equal to its accumulated other comprehensive loss in its June 30, 2004 condensed consolidated balance sheet.

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

The Company adopted SFAS No. 132 (R) on December 31, 2003. The components of the net postretirement benefit and pension costs for the three and six-month periods ended June 30, 2004 and 2003 were as follows (in millions):

	Successor Company		Predecessor Company
	Three-Month Period Ended June 30, 2004		Three-Month Period Ended June 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated postretirement benefit obligation	$7	$1	$7	$1
Expected return on plan assets	(8)	—	(8)	—

Net periodic benefit (income) expense	$(1)	$1	$(1)	$1

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor Company		Predecessor Company
	Six-Month Period Ended June 30, 2004		Six-Month Period Ended June 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated postretirement benefit obligation	$14	$1	$14	$1
Expected return on plan assets	(16)	—	(14)	—
Amortization of net loss	—	1	1	1

Net periodic benefit (income) expense	$(2)	$2	$1	$2

The Company does not expect to contribute to its defined benefit pension plans in 2004. The Company made contributions of $14 million to these plans during 2003, of which none was contributed in the three and six-month periods ended June 30, 2003. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. No contributions were made by the Company to its postretirement benefit plan during the three and six-month periods ended June 30, 2004 and 2003.

(10) Shareholders’ Equity

MCI Common Stock

On April 20, 2004, the Company emerged from Chapter 11. The Successor Company is a Delaware corporation and filed a new certificate of incorporation (“New Articles”). The New Articles authorized 3,000,000,000 shares of new MCI common stock with $0.01 par value. In addition to any other approval required by law, any action to affect a stock split or reverse stock split of the common stock within one year after April 20, 2004 shall require the approval of the holders of at least ninety-five percent (95%) of the shares of common stock then outstanding.

MCI Shareholder Rights Plan

On April 20, 2004, the Board of Directors of MCI declared a dividend of one right (“Right”) for each outstanding share of MCI Common Stock to stockholders of record on that date. The Rights become exercisable upon the earlier of: (i) ten days following a public announcement by another person or group that it has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock. Certain qualifying tender offers made to all stockholders will not trigger the Rights. The Rights expire on the date of the 2007 annual meeting, unless earlier redeemed at a price of $.001 per Right. If the Rights become exercisable, upon payment of the exercise price of the Right (which was initially set at $75.00 per right), holders may receive (a) MCI common stock with a market value equal to twice the exercise price or (b) common stock of an acquirer of MCI with a market value equal to twice the exercise price.

Stock-based Compensation

The Company originally estimated that $184 million of deferred stock-based compensation was required upon the issuance of approximately 8.6 million shares of restricted stock that were granted on the Emergence Date. Based on the fair value of the Company’s stock at date of grant, the Company reduced the amount to $170 million. The amount is being amortized over the vesting period of three years on a straight-line basis. The

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded approximately $2 million to costs of services and products and approximately $9 million to selling, general and administrative expense in its condensed consolidated statements of operations during the three and six-month periods ended June 30, 2004. In addition, the Company reversed approximately $10 million of deferred stock-based compensation related to shares that will not vest due to employee terminations during the three-month period ended June 30, 2004.

(11) Commitments and Contingencies

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

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement. The Company accrued for its estimate to settle the litigation as of June 30, 2004 and December 31, 2003.

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

On November 26, 2002, the Predecessor Company consented to the entry of a permanent injunction that partially resolved claims brought in this suit. The injunction imposes certain ongoing obligations on the Predecessor Company and permitted the SEC to seek a civil penalty from the Predecessor Company.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 6, 2004, plaintiffs filed a Motion for Order Preliminarily Approving Settlement, Certifying a Class, and Setting a Fairness Hearing (the “Motion”). Attached to the Motion was a fully executed Settlement Agreement between the plaintiffs and the Company, the Company’s fiduciary liability insurance carriers, and all of the individual defendants, with the exception of Scott Sullivan and Merrill Lynch Trust Company, F.S.B. (the “Settlement Agreement”). Judge Cote has preliminarily approved the Settlement Agreement as well as a written notice that will go out to all class members informing them of the terms of the Settlement Agreement and has preliminarily certified a class for settlement purposes.

The Settlement Agreement provides for the creation of a Settlement Fund consisting of the following: (1) $47 million in cash, and (2) another potential amount between $450,000 and $4 million in a promissory note from former WorldCom, Inc. Chief Executive Officer, Mr. Ebbers. The cash will be put into the fund by the Company, Mr. Ebbers, and the Company’s fiduciary liability insurance carriers, both primary and excess. The Company’s contribution to the settlement fund is subject to final adjustment but is expected to approximate $25 million which has been recorded in the Company’s condensed consolidated financial statements.

Judge Cote must issue her final approval of the Settlement Agreement after a hearing to determine the settlement’s fairness to the plaintiffs and non-settling parties (the “Fairness Hearing”). Judge Cote has set October 15, 2004 as the date for the Fairness Hearing. The Settlement Agreement must also be approved by the Bankruptcy Court and an independent fiduciary for the 401(k) Plan, whose task it will be to determine whether or not the settlement is in the best interests of the participants and beneficiaries.

State Tax. In conjunction with the Predecessor Company’s bankruptcy claims resolution proceeding, certain states have filed claims concerning the Predecessor Company’s state income tax filings and its approach to related-party charges. To date, various states have filed proofs of claims in the aggregate amount of approximately $750 million. In addition, the State of Mississippi has filed a claim in the aggregate amount of approximately $2 billion. The Company is in discussions with the appropriate state taxing officials on these and other similar issues related to state income taxes owed by the Company and its subsidiaries.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG LLP (“KPMG”) from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code. The Company believes that the filing of this motion is merely a litigation tactic and that the motion has no merit. The bankruptcy court held hearings on the motion, at the conclusion of which the bankruptcy court took the matter under advisement. On June 30, 2004, the bankruptcy court denied this motion and the states have appealed the order denying the motion.

Other. The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products as are usual and customary in the Company’s business. The Company evaluates estimated losses for such indemnification provisions under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the condensed consolidated financial statements.

Additionally, the Company provides indemnifications in certain lease agreements in which it agrees to absorb the increased cost to the lessor resulting from an adverse change in certain tax laws, which are usual and customary in leases of these types. The Company evaluates estimated losses for such indemnifications under FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” As the indemnifications are contingent on tax law changes, the maximum amount of loss cannot be estimated until there is actually a change in the tax laws. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the condensed consolidated financial statements.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2004. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material to its consolidated financial condition, results of operations, or cash flows. The Company, where appropriate, accrued for its estimates to settle outstanding litigation as of June 30, 2004 and December 31, 2003.

(12) Business Segment Information

The Company’s business segments represent strategic business units based on the types of customers each segment serves. These business segments consist of Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. These business segments were determined in accordance with how the Company’s executive management analyzed, evaluated and operated the Company’s entire global operations during the second quarter of 2004.

In March 2004, the Company changed its segment reporting by realigning its previous business segments into three new business segments: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. Enterprise Markets serves the following customers which had been served by Business Markets in the past: global accounts, government accounts, conferencing and MCI Solutions customers. U.S. Sales & Service serves the previous Mass Markets accounts and certain commercial accounts. International & Wholesale Markets serves customers internationally, as well as the Company’s wholesale accounts that were previously included in Business Markets. The Company began operating under these new segments in the second quarter of 2004.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company developed methodologies to fully allocate indirect costs that were previously reported in Corporate and Other to the new business segments. These costs include expenses associated with the operation of the Company’s network, access costs and costs of services and products, indirect selling, general and administrative expenses, depreciation and amortization, and corporate functions. The allocation methodologies are based on statistical and operational data that is generated from the Company’s continuing operations. These amounts can fluctuate based upon the performance of the individual segments.

As a result, the Company has changed the way it manages its business to utilize operating income (loss) information to evaluate the performance of its business segments and to allocate resources to them. The Company has restated the results of its business segment data for the three and six-month periods of 2003 into the new business segments for comparability with current presentation.

Embratel, which was previously reported as a separate business segment, has been reclassified to discontinued operations and therefore has been excluded from this business segment information (see Note 6).

Business Segments

The following is a description of the Company’s business segments:

•	Enterprise Markets includes Global and Government Accounts, as well as Conferencing and MCI Solutions businesses. Global Accounts provides telecommunications services to large global customers requiring international and complex network services. Government Accounts provides similar services to various government agencies. In both cases, these services include local-to-global business data, Internet, voice services and managed network services.

•	U.S. Sales & Service serves Mass Markets accounts which include subscription based residential and very small business accounts and transactional products such as 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, as well as Commercial Accounts which serves small to medium size business accounts. Commercial Accounts also includes the Company’s Skytel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

•	International & Wholesale Markets provides telecommunications services to business customers and telecommunications carriers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. These services include voice telecommunications, data services, Internet and managed network services. This segment also serves the Company’s domestic and international wholesale accounts.

All revenues for the Company’s products and services are generated through external customers. The Company has three main product and service categories: Voice, Data and Internet.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three-month period ended June 30, 2004, the Company had not developed a methodology to allocate assets among its business segments. As such, no segment asset amounts have been reported in the tables below. Financial information for each of the Company’s reportable business segments is as follows (in millions):

	Three-Month Period Ended June 30, 2004 (Successor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$461	$1,716	$1,014	$3,191
Data	579	420	370	1,369
Internet	167	183	326	676

Total revenues	1,207	2,319	1,710	5,236

Costs of sales and services	716	1,241	1,348	3,305
Selling, general and administrative expenses	262	767	292	1,321
Depreciation and amortization expenses	144	229	196	569

Operating income (loss)	$85	$82	$(126)	$41

	Three-Month Period Ended June 30, 2003 (Predecessor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$477	$2,113	$1,114	$3,704
Data	657	524	486	1,667
Internet	217	183	403	803

Total revenues	1,351	2,820	2,003	6,174

Costs of sales and services	806	1,464	1,437	3,707
Selling, general and administrative expenses	274	981	334	1,589
Depreciation and amortization expenses	155	196	194	545
Loss on property dispositions	3	4	2	9

Operating income	$113	$175	$36	$324

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-Month Period Ended June 30, 2004 (Successor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$921	$3,509	$2,128	$6,558
Data	1,145	844	744	2,733
Internet	345	366	667	1,378

Total revenues	2,411	4,719	3,539	10,669

Costs of sales and services	1,497	2,587	2,792	6,876
Selling, general and administrative expenses	576	1,674	685	2,935
Depreciation and amortization expenses	277	433	379	1,089
Gain on property dispositions	(2)	(3)	(2)	(7)

Operating income (loss)	$63	$28	$(315)	$(224)

	Six-Month Period Ended June 30, 2003 (Predecessor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$996	$4,447	$2,181	$7,624
Data	1,337	1,086	1,024	3,447
Internet	462	398	848	1,708

Total revenues	2,795	5,931	4,053	12,779

Costs of sales and services	1,633	2,980	2,912	7,525
Selling, general and administrative expenses	537	1,959	706	3,202
Depreciation and amortization expenses	313	408	397	1,118
Loss on property dispositions	3	2	1	6

Operating income	$309	$582	$37	$928

(13) Subsequent Events

On July 8, 2004, the Company completed the acquisition of the remaining 50% interest in its Belgium joint venture which combines one of its subsidiaries in Belgium and Luxembourg with those of the former MCI Belgium-Luxembourg joint venture. The new combined company will offer businesses in both countries the simplicity of dealing with a single-source provider for their IP, data and voice communications requirements. The Company paid approximately $51 million, which includes approximately $30 million for the remaining 50% interest and approximately $21 million related to accounts receivable.

On August 5, 2004, the Board of Directors completed its review of the Company’s excess cash pursuant to Section 5.07 of the Plan and declared the amount of excess cash to be $2.2 billion. Accordingly, the Board of Directors decided to distribute a portion of the excess cash through a return of capital and declared a cash dividend of $0.40 per share payable on September 15, 2004 to shareholders of record on September 1, 2004.

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

In March 2004, we realigned our operations into three new business segments and began operating under these segments in the second quarter of 2004. Effective with the realignment, our business segments are as follows:

•	Enterprise Markets serves large customers with complex communication requirements that have previously been served by the Business Markets segment, including Global Accounts, Government Accounts, Conferencing, and MCI Solutions customers, but excluding commercial and wholesale accounts which were previously included in Business Markets.

•	U.S. Sales & Service serves the residential and small size business customers previously included in the Mass Markets segment, as well as medium size commercial accounts previously included in Business Markets; and

•	International & Wholesale Markets serves businesses, government entities and telecommunications carriers outside the United States as well as the wholesale accounts previously included in Business Markets.

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

Our industry is undergoing significant changes. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) issued a decision which vacates and remands many key portions of the Federal Communication Commission’s (“FCC”) Triennial Review Order that had established new federal rules governing local telephony competition. In particular, pursuant to challenges by the incumbent local exchange carriers (“ILECs”), the D.C. Circuit vacated the unbundling of local switching, which is a critical component of the unbundled network element platform (“UNE-P”) used to serve residential and small business customers. The D.C. Circuit’s decision also affirmed the portions of the FCC’s Order that had not required the ILECs to lease unbundled elements for the provision of broadband services. On June 9, 2004, the Solicitor General declined to ask the U.S. Supreme Court to stay the D.C. Circuit’s decision overturning the Triennial Review Order. As a result of such decision, MCI may be forced to raise residential phone services prices in some markets and pull out of others, and has reduced its sales efforts pending clarity on its future pricing structure. We may take more significant action once final rulemaking on the matter has been completed. The FCC is now undertaking a rulemaking proceeding on remand to adopt a set of local competition rules consistent with the D.C. Circuit’s mandate.

As a result of the actions noted above related to the Triennial Review Order, our cost for providing UNE-P service is expected to increase significantly beginning in 2005. Some competitors have announced their exit from this market, and we intend to de-emphasize our consumer business and reduce efforts to acquire new customers. We therefore anticipate that revenues from that segment will continue to decline. Given the regulatory, business and market conditions that are anticipated to have an adverse impact on us, we are in the process of reviewing and may adjust our business strategy.

In addition, we are reviewing our financial forecasts and, after appropriate study and review, we will evaluate the impact of changes in our business strategy and related financial forecasts to determine whether our long-lived assets have been impaired. If it is determined that an impairment has occurred, we will determine if the carrying value of our indefinite-lived assets exceeds their fair value under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and of our long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If the carrying value exceeds fair value, an impairment charge representing the difference between the implied fair values of the assets and their associated carrying values would be recognized in the third quarter of 2004.

Voluntary Reorganization under Chapter 11

On July 21, 2002, (the “Petition Date”) WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in Bankruptcy Court under Chapter 11. On November 8, 2002, WorldCom filed bankruptcy petitions for an additional 43 of its domestic subsidiaries, most of which were effectively inactive and none of which had significant debt (collectively with the Initial Filers, the “Debtors”). Between the Petition Date and the Emergence Date, the Debtors continued to operate their businesses and manage their properties as debtors-in-possession. In addition, most litigation against the Debtors was stayed. We emerged from bankruptcy on April 20, 2004.

Adjustment to Previously Issued Financial Statements

During the second quarter of 2004, we determined that we had recorded in error a restatement entry which had the effect of reducing accounts receivable by $301 million through a charge to expense in the year ended December 31, 2000. The reported 2000 net loss of $48.9 billion should have been $48.6 billion, or 0.5% lower, and our assets of $44.2 billion should have been $44.5 billion, or 0.6% higher. In 2001, $35 million of the amount reversed and left a remaining $266 million understatement of accounts receivable as of December 31, 2001. This situation remained unchanged until, as a result of the application of fresh-start accounting as of December 31, 2003, the previously expensed $266 million was reversed in our statement of operations as a component of the $22.3 billion reorganization gain. Without this expense reversal, our 2003 net income of $22.2 billion would have been $21.9 billion, or 1.2% lower. As a result of the reversal of the expense in 2003, the cumulative impact to our December 31, 2003 consolidated retained earnings was zero. We have assessed the impact on the 2000, 2001 and 2003 statements of operations as well as the consolidated balance sheets as of December 31, 2000, 2001, 2002 and 2003 and determined that the impact was not material to any period.

The impact of this reduction of accounts receivable in the consolidated balance sheet as of December 31, 2003 resulted in a misclassification of $266 million between accounts receivable and long-lived assets in our allocation of reorganization value under fresh-start accounting. To properly reflect the allocation of reorganization value as of December 31, 2003, we reflected a reclassification entry in our consolidated balance sheet as of December 31, 2003, as presented herein, to reflect an increase of $266 million to our accounts receivable balance and reductions in our property, plant and equipment and intangible assets. Our June 30, 2004 consolidated balance sheet reflects the impact of this reclassification.

The adjustment of this item also resulted in a decrease of $6 million to our long-term deferred tax liability which has been reflected in the consolidated balance sheet as of December 31, 2003 and June 30, 2004, as presented herein.

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

During the second quarter of 2004, we determined that approximately $132 million of property tax liabilities and $110 million of other liabilities that should not have been adjusted in fresh-start accounting were reduced by approximately $152 million in our application of fresh-start accounting at December 31, 2003. Due to the application of fresh-start reporting, these errors were offset by fresh-start adjustments and therefore had no impact on our 2003 net income. However, these errors caused both accounts payable and long-lived assets to be understated by approximately $152 million, representing 0.5% of our total assets of $27.5 billion and approximately 0.8% of our $19.0 billion total liabilities as of December 31, 2003, which we determined to be immaterial to our 2003 consolidated balance sheet. Our June 30, 2004 consolidated balance sheet reflects the correction of these immaterial errors.

During the six-month period ended June 30, 2004, we adjusted the fresh-start allocation of assets and liabilities, which resulted in a reduction of deferred revenue of $220 million primarily related to certain domestic indefeasible rights of use, $88 million of changes in net deferred taxes and tax contingencies settled in the period and decreases to intangible and other assets of $222 million. The amounts were offset by increases of $66 million to property, plant and equipment and $152 million of accounts payable (as discussed above).

We continue to obtain information necessary to complete our final allocation. Potential adjustments to our fresh-start balance sheet relate primarily to the final valuation of property, plant and equipment.

As of December 31, 2003, we had various net deferred tax assets and tax contingencies which remain unresolved. Any future changes in these balances related that existed as of the fresh-start date will be adjusted to reorganization value and not through income.

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. For a complete discussion regarding our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results of Operations

Our results of operations have been affected in recent years and continue to be affected by adverse industry conditions, including reduced demand for telecommunication services, pricing pressures, increasing competition, rapid technological change and excess network capacity. These difficult industry conditions and regulatory changes have affected all of our operating segments.

Our business was significantly expanded through numerous acquisitions and large capital expenditure programs which contributed to a sharp increase in our outstanding debt. In mid-2002, we accepted the resignation of our former chief executive officer. Subsequently, we identified accounting irregularities in our consolidated financial statements and material weaknesses in our internal controls, filed for reorganization under the U.S. bankruptcy laws, and terminated or accepted the resignations of certain financial and accounting personnel, including our former chief financial officer and corporate controller.

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

Although we have made substantial changes, our bankruptcy filings and the events preceding it have caused us negative publicity and we have expended substantial resources to address these matters and make necessary changes. As a result of our bankruptcy, we believe that we lost customers in the international markets (particularly in jurisdictions where customers associate bankruptcy proceedings with liquidation). In the U.S., we do not believe that the bankruptcy had a significant impact on customer retention by our Enterprise Markets segment and we continue to do business with our largest customers. The bankruptcy, however, made it more difficult for this segment to attract new customers and expand business with our existing customers. In our U.S. Sales & Service business segment, we believe the bankruptcy had some effect on our operating results, but the effect has not been substantial.

The factors discussed above have continued to affect our business after our emergence from bankruptcy. Our Chief Executive Officer, Michael Capellas, along with other members of senior management, has reviewed our business operations and changed our strategy which, prior to the bankruptcy filing, emphasized rapid growth. As a result, we have undertaken various initiatives to lower our operating costs, including the reduction of headcount, the elimination of excess facilities, investment in automation, and billing platform integrations. In addition, we have undertaken various initiatives with the near-term objective of minimizing further decreases in our revenues, including focusing on the acquisition and retention of customers and continuing to invest in new products and services. While these initiatives have reduced costs, our revenue has declined, and is continuing to decline, at a faster rate than our cost reductions. We believe, however, that the cumulative effects of our cost reduction efforts and the successful execution of our business strategy should enable us to improve our operating results.

We also owned approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. and subsidiaries (“Embratel”), which is a Brazilian voice and data communications company that is operated by its own management and employees. On March 15, 2004, we announced that we entered into a definitive agreement to sell our ownership interest in Embratel to Telefonos de Mexico for $360 million in cash. On April 21, 2004, we announced that an amendment to the sale agreement had been signed which, among other things, increased the cash purchase price to $400 million. For the three and six-month periods ended June 30, 2004 and 2003, all of Embratel’s operations as well as other Latin American operations included as part of the sale that were previously included in our results from continuing operations were reclassified to discontinued operations. In addition, the condensed consolidated balance sheet as of June 30, 2004, includes the related assets and liabilities as “held for sale.” On July 23, 2004, we completed the divestiture of our 19% equity interest in Embratel and received $350 million, the remaining portion of the $400 million sales price beyond the $50 million deposit previously received. As of the sale date, all obligations under the Share Purchase Agreement were completed and we expect to recognize a gain on the sale of approximately $7 million in our condensed consolidated statements of operations in the third quarter of 2004.

Our condensed consolidated statements of operations for the three and six-month periods ended June 30, 2003 were prepared in accordance with SOP 90-7, which requires an entity’s statement of operations to portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any income, expenses, realized gains and losses, and provisions resulting from our reorganization are reported separately as reorganization items, except those required to be reported as discontinued operations in conformity with SFAS No. 144.

In March 2004, we realigned our operations into three new business segments and began operating under these segments in the second quarter of 2004. The following is a discussion of our consolidated and new business segment results of operations for the three and six-month periods ended June 30, 2004 and 2003.

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Revenues	$5,236	$6,174	$10,669	$12,779
Operating expenses:
Access costs	2,678	3,009	5,585	6,083
Costs of services and products	627	698	1,291	1,442
Selling, general and administrative	1,321	1,589	2,935	3,202
Depreciation and amortization	569	545	1,089	1,118
Loss (gain) on asset dispositions	—	9	(7)	6

Total operating expenses	5,195	5,850	10,893	11,851
Operating income (loss)	41	324	(224)	928
Other (expense) income, net:
Interest expense (contractual interest of $598 and $1,224 in three and six-month periods ended June 30, 2003, respectively)	(95)	(17)	(195)	(61)
Miscellaneous income (expense)	17	(61)	24	(58)
Reorganization items, net	—	(155)	—	(361)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	(37)	91	(395)	448
Income tax expense	29	85	53	172
Minority interests expense (income), net of tax	—	1	—	(6)

(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(66)	5	(448)	282
Net (loss) income from discontinued operations	(5)	3	(11)	(7)

(Loss) income before cumulative effect of a change in accounting principle	(71)	8	(459)	275
Cumulative effect of a change in accounting principle	—	—	—	(215)

Net (loss) income	$(71)	$8	$(459)	$60

Revenue. For the second quarter and first six months of 2004, our revenues decreased by $938 million, or 15%, and by $2.1 billion, or 17%, as compared to the same prior year periods, respectively. The decrease in revenue was attributable to all business segments primarily as a result of continuing pricing pressures and lower volumes. Partially offsetting the revenue decreases in the three-month period ended June 30, 2004, was a $32 million benefit from a change in estimate related to creditor claims.

Long distance voice services revenue for the second quarter and first six months of 2004 decreased by $570 million, or 18%, to $2.6 billion from $3.2 billion, and by $1.1 billion, or 18%, to $5.4 billion from $6.5 billion as compared to the same prior year periods. The declines were driven by a decrease in the average rate per minute in all business segments compounded by a shift in product mix whereby volume declines in consumer and retail business were only partially offset by strength in lower priced wholesale volumes.

Revenue from local voice services for the second quarter and first six months of 2004 increased by $57 million, or 11%, to $598 million from $541 million, and by $78 million, or 7%, to $1.2 billion from $1.1 billion as compared to the same prior year periods.

Data services revenue for the second quarter and first six months of 2004 decreased by $298 million, or 18%, to $1.4 billion from $1.7 billion, and decreased by $714 million, or 21%, to $2.7 billion from $3.4 billion as compared to the same prior year periods. The decrease was driven by lower volumes and continued competitive pricing.

Internet services revenue for the second quarter and first six months of 2004 decreased by $127 million, or 16%, to $676 million from $803 million, and decreased by $330 million, or 19%, to $1.4 billion from $1.7 billion as compared to the same prior year periods. The Internet service revenues decrease was primarily attributable to lower demand for dial-up IP services concentrated in the wholesale and retail markets.

Operating expenses.

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenue. Access costs as a percentage of total revenue were 51% for the three-month period ended June 30, 2004 as compared to 49% for the same prior year period, and 52% for the six-month period ended June 30, 2004 as compared to 48% for the same prior year period. Access costs as a percentage of total revenue for the three and six-month periods increased as a result of revenue declines of 15% and 17%, respectively, while access costs declined by only 11% and 8%, respectively, as compared to the same prior year periods.

The decreases in access costs of $331 million and $498 million during the three and six-month periods ended June 30, 2004 were partially due to contract renegotiations and rejections from our restructuring efforts related to our bankruptcy filing that reduced access costs by $32 million and $148 million, respectively. In addition, declining volumes and rates for long-distance traffic resulted in an approximate $82 million and $149 million decrease in access costs during the second quarter and first six months of 2004, respectively. Access costs also declined $71 million and $122 million for the second quarter and first six months of 2004, respectively, as a result of the optimization of our network and lower data and internet traffic volume. In addition, lower revenues resulted in lower USF contributions of $45 million and $67 million for the second quarter and first half of 2004, respectively. These decreases were partially offset by increases of $22 million and $59 million, respectively, associated with growth in our local voice services during the same periods. Access costs for long distance, data and internet traffic originating in the US and terminating overseas was flat in the second quarter of 2004 despite higher volumes. For the first six months of 2004, these costs increased $56 million as compared to the same prior year period as increased volumes were only partially offset by rate and optimization reductions. Access costs for operations outside of the United States decreased by $28 million and $13 million for the second quarter and first six months of 2004, respectively, as compared to the same prior year periods, despite increases in volume and foreign currency exchange rate impacts, due to optimization efforts. During the three-month period ended June 30, 2004, the settlement of creditor claims resulted in the recognition of a $19 million benefit to our access costs. Additionally, we recognized a $95 million change in previously recorded expenses regarding contributions to USF related to 2003 and the first three-month period of 2004.

We expect our access costs will continue to decline due to our continued cost containment initiatives. These reductions will be partially offset by increased access costs for our local voice service as the recent decision of the D.C. Circuit Court on the Triennial Review Order, combined with recent Public Utility Commission mandated rate increases will begin to impact access costs in future quarters.

Costs of services and products. Costs of services and products (“COSP”) includes the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs.

For the three and six-month periods ended June 30, 2004, COSP was 12% of our consolidated revenue, as compared to 11% for the same prior year periods. Actual expenses decreased by $71 million and $151 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. The decreases were primarily attributable to our continued cost-cutting initiatives. Salary expense declined by $21 million and $35 million, respectively, during the three and six-month periods ended June 30, 2004 as compared to the same prior year periods, primarily due to headcount reductions in operations and technology. This benefit was offset by an increase in severance expenses of $19 million and $32 million for the second quarter and six months of 2004, respectively, from our ongoing workforce reductions. A reduction in the number of temporary workers as we brought certain operating functions in house and closed three call centers contributed to a decline in outside services expense of $11 million and $27 million the second quarter and first six months of 2004, respectively, as compared to the same prior year periods. We also reduced our repairs and maintenance expense, resulting in decreases of $22 million and $40 million for the second quarter and first six months of 2004, respectively. We expect COSP to continue to decline as a result of our ongoing cost containment initiatives.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, and corporate administrative costs, such as finance, legal and human resources.

We continued to incur reorganization costs during the three and six-month periods ended June 30, 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As we adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and changes in estimates of reorganization items previously accrued have been included in SG&A expenses. For the three and six-month periods ended June 30, 2004, the amounts of such expenses were $10 million and $26 million, respectively, and were for professional services related to our bankruptcy proceedings.

The decreases in SG&A expenses of $268 million and $267 million for the second quarter and first six months of 2004, respectively, as compared to the same prior year periods, were primarily related to declines in advertising costs of $190 million and $210 million, respectively, as compared to the same prior year periods as we continue to adjust our marketing strategy in response to continuing pressure on prices for our services and unfavorable regulatory developments. Salary expense declined by $41 million and $54 million for the second quarter and first six months of 2004, respectively, as compared to the same prior year periods due to lower headcount, offset by increased severance expenses during the second quarter and first six months of 2004 of $71 million and $112 million, respectively, from our ongoing workforce reductions. Additionally, we have experienced an improvement in our accounts receivable collections as compared to historical levels. This improvement has provided the basis for us to reduce our estimate for bad debt expense which, in combination with lower revenues, resulted in lower bad debt expense of $42 million and $129 million during the second quarter and first six months of 2004, respectively, as compared to the same prior year periods.

We also recognized reductions in SG&A costs in the three-month period ended June 30, 2004 of $44 million from certain provisions of our outsourcing agreement with EDS, a $20 million reduction in bad debt expense from our equity investment in Avantel, and a $11 million benefit from the settlement of creditor claims during our on-going reconciliation process.

Consumption tax expense decreased by $41 million for the second quarter of 2004 and increased by $43 million for the first six months of 2004 as compared to the same prior year periods. The decrease in the second quarter was primarily due to a reduction of $38 million from international tax settlements during the quarter. These decreases were offset by increased professional fees of $60 million for the three and six-month periods ended June 30, 2004, which were primarily due to our significant accounting and legal fees incurred for the restatement, internal controls, and emergence processes.

Depreciation and amortization. Depreciation and amortization expense increased by $24 million for the three-month period ended June 30, 2004 as compared to the same prior year period, and decreased by $29 million for the six-month period ended June 30, 2004 as compared to the same prior year period. This decline in the six-month period was primarily due to changes in our asset values resulting from the implementation of fresh-start reporting.

Interest expense. Interest expense increased by $78 million and $134 million during the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. This increase primarily reflected the recognition of $114 million in non-cash interest expense related to the accretion of the discount on our Senior Notes issued in connection with emergence while no interest expense was paid or recognized in 2003 on our outstanding long-term debt during our bankruptcy. We expect interest expense in 2004 to be significantly higher than interest expense recorded in 2003 as a result of the issuance of the Senior Notes in 2004.

Miscellaneous income (expense). Miscellaneous income (expense) decreased by $78 million and $82 million during the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. The decrease in the second quarter and six month periods of 2004 primarily reflects the fluctuation in foreign exchange rates which resulted in income of $14 million and $6 million, respectively, compared to a loss of $94 million and $111 million, respectively, in the same prior year periods.

Reorganization items. From the Petition Date to our adoption of fresh-start reporting as of December 31, 2003, we classified certain expenses as reorganization items in accordance with SOP 90-7. Reorganization items do not include any revenues or expenses that must be reported as related to discontinued operations. In three and six-month periods ended June 30, 2003, we recorded reorganization items which were net expenses of $155 million and $361 million, respectively. The following table sets forth the components of these items (in millions):

	Predecessor Company
	Three-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2003
Contract rejections	$(70)	$(153)
Employee retention, severance and benefits	(23)	(71)
Loss on disposal of assets	(6)	(19)
Lease terminations	(78)	(132)
Professional fees	(25)	(40)
Gains on settlements with creditors	37	36
Interest income earned by the debtor entities during reorganization	10	18

Expense from reorganization items, net	$(155)	$(361)

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

Reorganization items include both cash and non-cash expenses. The cash expenditures for reorganization items for the three and six-month periods ended June 30, 2003 were $81 million and $121 million, respectively.

We continued to incur reorganization costs during the three and six-month period ended June 30, 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As we adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and changes in estimates related to reorganization items previously accrued have been included in selling, general and administrative expenses in the consolidated statement of operations. The amount of such expenses was approximately $10 million and $26 million for the three and six-month period ended June 30, 2004, respectively, and were for professional services related to our bankruptcy proceedings.

Provision for income taxes. Income tax expense was $29 million and $53 million in the three and six-month periods ended June 30, 2004, respectively, and $85 million and $172 million, respectively, as compared to the same prior year periods. Income tax expense was primarily attributable to state income taxes, taxes on the income of our international subsidiaries and the establishment of reserves for tax contingencies. Included in the tax provision are changes to foreign tax reserves from the effects of changes in foreign currency exchange rates.

Cumulative effect of a change in accounting principle. We recorded a $215 million charge as the cumulative effect of a change in accounting principle in the six-month period ended June 30, 2003 as a result of our adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This charge represented the after-tax difference between the obligation recorded for estimated future retirement costs related to certain long-lived assets and additions to assets to be depreciated.

Net (loss) income. For the three-month period ended June 30, 2004, our net loss was $71 million as compared to net income of $8 million in the same prior year period. The primary factors causing this decrease were a reduction of $938 million in revenues, partially offset by decreases of $655 million in operating expenses and $155 million in reorganization items.

For the six-month period ended June 30, 2004, our net loss was $459 million as compared to net income of $60 million in the same prior year period. The primary factors causing this decrease were a reduction of $2.1 billion in revenues, partially offset by a $958 million decrease in operating expenses, a $361 million decrease in reorganization items and a $215 million decrease in cumulative effect of a change in accounting principle.

Segment Results of Operations

During the second quarter of 2004, we changed our segment reporting by realigning our previous business segments into three new business segments: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. Enterprise Markets serves the following customers which had been served by Business Markets in the past: global accounts, government accounts, MCI Solutions and Conferencing. U.S. Sales & Service serves the previous Mass Markets accounts and certain commercial accounts. International & Wholesale Markets serves customers internationally, as well as our wholesale accounts that were previously included in Business Markets.

In addition, we developed methodologies to fully allocate indirect costs that were previously reported in Corporate and Other to the new business segments. These costs include expenses associated with the operation of our network, access costs and cost of services and products, indirect selling, general and administrative expenses, depreciation and amortization, and corporate functions. The allocation methodologies are based on statistical and operational data that is generated from our continuing operations. These amounts can fluctuate based upon the performance of the individual segments.

We have changed the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. Accordingly, we have restated our results of segment operations data for the three and six-month periods of 2003 into the new business segments for comparability with the current presentation.

All revenues are generated through external customers from three main product and service categories: Voice, Data, and Internet. Financial information for each of our reportable business segments and revenue product lines is as follows:

Enterprise Markets

This segment includes Global and Government Accounts, as well as our Conferencing and MCI Solutions businesses. Global Accounts provides telecommunications services to large global customers requiring international and complex network services. Government Accounts provides similar services to various government agencies. In both cases, these services include local-to-global business data, Internet, voice services and managed network services.

During the three and six-month periods ended June 30, 2004 and 2003, the operating income (loss) of our Enterprise Markets segment was as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Revenues	$1,207	$1,351	$2,411	$2,795
Costs of sales and services	716	806	1,497	1,633
Selling, general and administrative	262	274	576	537
Depreciation and amortization	144	155	277	313
Loss (gain) on property dispositions	—	3	(2)	3

Operating income	$85	$113	$63	$309

Revenues. Enterprise Markets revenues were as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Voice	$461	$477	$921	$996
Data	579	657	1,145	1,337
Internet	167	217	345	462

Total Enterprise Markets Revenues	$1,207	$1,351	$2,411	$2,795

For the three and six-month periods ended June 30, 2004, Enterprise Markets revenue was 23% of our consolidated revenue versus 22% for the comparable 2003 periods.

Voice services revenue decreased by $16 million and $75 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. This decrease was mainly driven by a decline in our Global accounts business. Revenue for Global voice services declined by $17 million and $62 million, respectively, during the second quarter and first six months of 2004 as compared to the same prior year periods, reflecting lower price levels across our business. During the second quarter and first six months of 2004, rate declines accounted for $16 million and $55 million, respectively, of these decreases, while volume accounted for only $1 million and $7 million, respectively. We believe that price compression persists due to competition and product substitution relating to wireless and Internet usage, which impacts both long distance and local voice services revenue.

Data services revenue decreased by $78 million and $192 million, respectively, for the three and six-month periods ended June 30, 2004 as compared to the same prior year periods. These decreases were primarily due to price declines resulting from excess capacity in the marketplace, changes in product mix and customers’ continued efforts to reconfigure and consolidate their networks in order to achieve lower overall costs and better efficiencies.

Internet services revenue decreased by $50 million and $117 million, respectively, for the three and six-month periods ended June 30, 2004, as compared to the same prior year periods. The general migration of customers from dial-up services to broadband services, industry competition and pricing pressures negatively impacted Internet services revenue.

We expect pricing pressure in the market and product substitutions to continue to impact our revenues in the Enterprise Markets segment. We expect these revenue impacts to be partially offset by a renewed focus on customer acquisition for global and government accounts. In addition, we continue to focus on extending the reach of our MCI Solutions business.

Costs of sales and services. Costs of sales and services were 59% and 62% of segment revenue for the three and six-month periods ended June 30, 2004, respectively, as compared to 60% and 58% for the same prior year periods. Actual expenses decreased by $90 million and $136 million for the three and six-month periods, respectively, as compared to the same prior year periods. Costs did not decrease at the same rate as revenues as price reductions led to revenues that decreased at a faster pace than their associated costs. Additionally, costs decreased due to both reduced repairs and maintenance and due to our continued reductions in workforce, which were offset by increased severance expenses. During the three-month period ended June 30, 2004, we recognized a $26 million change in previously recorded expenses regarding contributions to USF related to 2003 and the first three-month period of 2004.

Selling, general and administrative expenses. SG&A expenses decreased by $12 million and increased by $39 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. These expenses have increased due to severance expenses related to our restructuring efforts, as well as accounting and legal fees incurred for the restatement, internal controls, and emergence processes. The increases in SG&A expense were partially offset by our continued workforce reductions.

Operating income. Operating income was $85 million and $63 million for the three and six-month periods ended June 30, 2004, respectively, as compared to $113 million and $309 million, respectively, in the same prior year periods. The decreases were due to lower revenues resulting from product mix and rate compression, which were not fully offset by decreases in costs of sales and services and SG&A expenses.

U.S. Sales & Service

This segment serves Mass Markets accounts which include subscription based residential and very small business accounts and transactional products such as 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, as well as Commercial Accounts which serves small to medium size business accounts. Commercial Accounts also includes our Skytel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

For the three and six-month periods ended June 30, 2004 and 2003, the operating income of our U.S. Sales & Service segment was as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Revenues	$2,319	$2,820	$4,719	$5,931
Costs of sales and services	1,241	1,464	2,587	2,980
Selling, general and administrative	767	981	1,674	1,959
Depreciation and amortization	229	196	433	408
Loss (gain) on property dispositions	—	4	(3)	2

Operating income	$82	$175	$28	$582

Revenues.

For the three and six-month periods ended June 30, 2004, U.S. Sales & Service revenue was 44% of consolidated revenue versus 46% as compared to the same prior year periods. U.S. Sales & Service revenues were as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Mass Markets	$1,296	$1,612	$2,648	$3,350
Commercial Accounts	1,023	1,208	2,071	2,581

Total U.S. Sales & Service Revenues	$2,319	$2,820	$4,719	$5,931

Mass Markets. For the three and six-month periods ended June 30, 2004 and 2003, the amounts of, and changes in, the product line revenues of our Mass Markets business were as follows (in millions):

	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Increase (decrease)		Six-Month Period Ended June 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Subscription services
Long-distance voice services	$634	$936	$(302)	(32)%	$1,318	$2,021	$(703)	(35)%
Local voice services	474	400	74	19%	926	752	174	23%
Other services	8	4	4	100%	16	12	4	33%

Total subscription services	1,116	1,340	(224)	(17)%	2,260	2,785	(525)	(19)%
Transaction services	180	272	(92)	(34)%	388	565	(177)	(31)%

Total Mass Markets Revenues	$1,296	$1,612	$(316)	(20)%	$2,648	$3,350	$(702)	(21)%

The decreases in subscription service revenues for the three and six-month periods ended June 30, 2004 were principally the result of continuing long-distance volume declines (reflecting a lower number of customers and lower usage per customer) of $210 million and $465 million, respectively, as compared to the same prior year periods. These decreases in long-distance were due to “Do-Not-Call” regulations, product substitution to wireless phones, e-mail and pre-paid cards, increased competition and migration of customers to lower-priced calling plans. Rate declines also contributed to the decrease in long-distance revenue in the amounts of $92 million and $238 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. Partially offsetting these declines in long-distance services was an increase in revenues from our local service offering.

Consumers of our Mass Markets subscription services are primarily long distance customers; however, local subscription customers may also purchase long distance services. The number of our long distance customers declined by approximately 26% and 27% for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. These decreases were mainly driven by a decrease in sales as a result of the “Do Not Call” regulations as well as a higher number of disconnects partially due to the entry of RBOCs into the long distance market. The number of local subscription customers increased by approximately 15% and 18% for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. These percentage changes exclude small business customers of Mass Markets.

The decrease in Mass Markets revenues also reflected a decline in revenues from transaction services. This decrease was driven by the migration of our customers to other lower priced transaction services products and the effects of wireless phone product substitution. In addition, we decided to substantially reduce our advertising spending for transaction services in the second quarter of 2004 as compared to the same prior year period.

We expect Mass Markets revenue to be adversely affected by the recent FCC and Solicitor General’s decision not to appeal the D.C. Circuit’s ruling on the Triennial Review Order. We are continuing to evaluate how the anticipated rise in UNE-P access costs will impact our ability to profitably provide service in this market, and the final outcome may force the company to withdraw from certain markets. As a result, new local service account installs may decrease from current levels in the second half of 2004. In addition, we expect continuing negative impact on Mass Markets subscription revenue from product substitution, competition, customer migration to lower-priced calling plans and products and “Do Not Call” regulations. Transaction services revenue is expected to continue to decline due to our reduction of advertising.

Commercial Accounts. For the three and six-month periods ended June 30, 2004 and 2003, the amounts of, and changes in, the product line revenues of our Commercial Accounts business were as follows (in millions):

	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Increase (decrease)		Six-Month Period Ended June 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Voice	$428	$505	$(77)	(15)%	$877	$1,109	$(232)	(21)%
Data	416	521	(105)	(20)%	835	1,074	(239)	(22)%
Internet	179	182	(3)	(2)%	359	398	(39)	(10)%

Total Commercial Accounts Revenues	$1,023	$1,208	$(185)	(15)%	$2,071	$2,581	$(510)	(20)%

The product mix during the second quarter 2004 included a greater percentage of Internet service revenue as compared to the same prior year period. This improved product mix resulted from a growing trend towards IP based services.

Voice revenue decreases during the second quarter and first six months of 2004 were driven by a decline in long distance usage. This reduced usage was primarily a result of customer size declines and product substitution. In addition, rate erosion has also contributed to the decline in long distance revenue, where we have seen aggressive pricing by the RBOCs and IXCs during our bankruptcy, which has forced us to unfavorably renegotiate rate terms with some of our customers.

Data service revenue decreased in the second quarter 2004 due to reduced volumes and price reductions. Volume declines were driven by product substitution, primarily the migration to IP technology. Additionally, customers continue to reconfigure and diversify their networks, which has resulted in an increased number of disconnects.

Internet revenue was relatively unchanged for the second quarter, but decreased by $39 million, or 10%, for the first six months of 2004, as declines in revenue from both rate compression and the migration from dial-up to broadband were partially offset by new customers and organic growth in our existing customer base as a result of our introduction of new products to both new and existing customers.

We expect market pressures to continue to drive down rates and product substitution to continue to reduce product volumes in our Commercial Accounts business. This reduction in revenue is expected to be partially offset by continued growth from new customers.

Costs of sales and services. Costs of sales and services were 54% and 55% of segment revenue for the three and six-month periods ended June 30, 2004, as compared to 52% and 50% as compared to the same prior year periods. Actual expenses decreased by $223 million and $393 million for the three and six-month periods, respectively, as compared to the same prior year periods. Costs as a percentage of revenue increased as revenue rate declines and lower volumes led to revenues that decreased at a faster pace than their associated costs, while the actual expenses decreased as a result of the decreased revenue levels. In addition, revenue mix during 2004 included an increased percentage of lower margin products. The increases as a percentage of revenue were partially offset by a $65 million change in previously recorded expenses regarding contributions to USF related to 2003 and the first three-month period of 2004. In addition, we reduced repairs and maintenance expenses, and have continued to reduce our workforce, which has reduced our compensation expenses, but was offset by an increase due to severance expenses related to our workforce reductions.

Selling, general and administrative expenses. For the three and six-month periods ended June 30, 2004, SG&A expenses decreased by $214 million and $285 million, respectively, as compared to the same prior year periods. Our SG&A costs have decreased due to lower advertising costs, headcount reductions in our call centers and support functions, lower billing costs due to the increasing mix of direct-billed customers, and lower bad debt expense as we experience better collections than historical levels and lower revenues. The decreases in SG&A expenses were partially offset by severance expenses, costs to improve our internal controls, accounting and legal fees and bankruptcy related activities.

Operating income. For the three-month period ended June 30, 2004, U.S. Sales and Service had operating income of $82 million as compared to $175 million for the same prior year period. For the six-month period ended June 30, 2004, U.S. Sales and Service had operating income of $28 million as compared to $582 million for the same prior year period. The decreases over the three and six-month periods of 2004 are the result of lower revenues due to changes in product mix and rate compression, which were not fully offset by decreases in costs of sales and services and SG&A expenses.

International & Wholesale Markets

This segment provides telecommunications services to business customers and telecommunications carriers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. These services include voice telecommunications, data services, Internet and managed network services. This segment also serves our domestic and international wholesale accounts.

During the three and six-month periods ended June 30, 2004 and 2003, the operating (loss) income of our International & Wholesale Markets segment was as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Revenues	$1,710	$2,003	$3,539	$4,053
Costs of sales and services	1,348	1,437	2,792	2,912
Selling, general and administrative	292	334	685	706
Depreciation and amortization	196	194	379	397
Loss (gain) on property dispositions	—	2	(2)	1

Operating (loss) income	$(126)	$36	$(315)	$37

Revenues. International & Wholesale Markets revenues were as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Voice	$1,014	$1,114	$2,128	$2,181
Data	370	486	744	1,024
Internet	326	403	667	848

Total International & Wholesale Markets Revenues	$1,710	$2,003	$3,539	$4,053

For the three and six-month periods ended June 30, 2004, International & Wholesale Markets revenue was 33% of our consolidated revenue as compared to 32% for the same prior year periods.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
International	$882	$978	$1,836	$1,938
Wholesale	828	1,025	1,703	2,115

Total International & Wholesale Markets Revenues	$1,710	$2,003	$3,539	$4,053

International Markets Revenue. During the three and six-month periods ended June 30, 2004 and 2003, the amounts of, and changes in, the product line revenues of International were as shown in the table below (in millions):

	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Increase (decrease)		Six-Month Period Ended June 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Voice	$581	$627	$(46)	(7)%	$1,226	$1,229	$(3)	—
Data	77	99	(22)	(22)%	153	193	(40)	(21)%
Internet	224	252	(28)	(11)%	457	516	(59)	(11)%

Total International Revenues	$882	$978	$(96)	(10)%	$1,836	$1,938	$(102)	(5)%

For the three and six-month periods ended June 30, 2004, International revenue was 52% of segment revenue versus 49% for the three-month period ended June 30, 2003 and 48% for the six-month period ended June 30, 2003. International revenue decreased by $96 million and $102 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. The revenue decrease was primarily due to continued rate declines across all product types, which were partially offset by favorable foreign currency exchange rate movements.

International voice services revenue decreased by $46 million and $3 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods, primarily due to continued price reductions. Excluding the loss of one large card distributor account, rate declines in the International wholesale channel were partially offset by increased volumes during the second quarter of 2004. For the first six months of 2004, revenues were also positively impacted by an increase in higher rate international voice terminations in the first quarter of 2004.

International data revenue decreased by $22 million and $40 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods, while international internet revenue decreased by $28 million and $59 million, respectively, as compared to the same prior year periods. Data and internet services revenue decreased as a result of rate declines and the general migration of customers from dedicated-access services to DSL-access services. Industry competition and pricing pressures have negatively impacted this business during the second quarter and the first six months of 2004. The first six months of 2004 were also impacted by a decline in Internet services revenue in selected Asian markets, where we chose to exit from several low margin small customer accounts, commencing in the second quarter of 2003.

International revenues were positively affected by changes in foreign currency exchange rates that contributed approximately $58 million and $162 million to revenue for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods.

We expect industry pricing pressures and overcapacity in the market to continue to negatively impact International revenue. To offset these market conditions, we are seeking to increase our volumes, with particular emphasis on retail customers. In addition, we have introduced new services, particularly Internet-based services. While these new services are generating revenues, we are still developing the markets for the services and do not expect significant revenues during 2004.

Wholesale Revenue. Wholesale revenue relates to domestic wholesale, which includes all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country. During the three and six-month periods ended June 30, 2004 and 2003, the amounts of, and changes in, the product line revenues of Wholesale were as shown in the table below (in millions):

	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	Three-Month Period Ended June 30,		Increase (decrease)		Six-Month Period Ended June 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Voice	$433	$487	$(54)	(11)%	$902	$952	$(50)	(5)%
Data	293	387	(94)	(24)%	591	831	(240)	(29)%
Internet	102	151	(49)	(32)%	210	332	(122)	(37)%

Total Wholesale Revenues	$828	$1,025	$(197)	(19)%	$1,703	$2,115	$(412)	(19)%

For the three and six-month periods ended June 30, 2004, Wholesale revenue was 48% of segment revenue versus 51% and 52% for the same prior year periods.

Voice revenue decreased by $54 million and $50 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods, primarily as a result of changes in the long-distance business. These decreases were due to pricing pressures which resulted in rate declines of $80 million and $142 million over the three and six-month periods, respectively. The rate declines were partially offset by increases in long-distance voice volumes of $32 million and $110 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods, which resulted from increases of approximately 930 million and 3 billion minutes, respectively, over the same time periods. Declines in our local dial business also contributed to our overall decreases in voice revenue.

Data revenue decreased by $94 million and $240 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. These decreases were primarily due to continued price compression which is a result of over-capacity in the marketplace, lower demand levels, and continuing financial difficulties of our wholesale customers. In addition, many customers continue to migrate their private lines from leased lines to their own networks.

Internet revenue decreased by $49 million and $122 million for the three and six-month periods ended June 30, 2004 as compared to the same prior year periods. These decreases were due to both lower rates on certain customer contracts which were renegotiated in order to remain competitive and to lower volumes as the industry shifts from dial-up to broadband services.

We expect industry pricing pressures and over-capacity in the market to continue to negatively impact Wholesale revenue.

Costs of sales and services. Costs of sales and services were 79% of segment revenue for the three and six-month periods ended June 30, 2004, as compared to 72% in the same prior year periods. Costs decreased by $89 million and $120 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods, primarily due to revenue declines. International costs also decreased as a result of our continued efforts to move customers to owned versus leased network and a favorable settlement of $19 million with a third party customer. International costs were also negatively affected by changes in foreign currency exchange rates that increased costs by approximately $40 million and $110 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods. Additionally, costs were lower due to reduced headcount that was offset by severance expenses related to workforce reductions and reduced revenue from equipment sales and service fees in non-core businesses, as well as reduced repair and maintenance expenses. During the three-month period ended June 30, 2004, we recognized a $4 million change in previously recorded expenses regarding contributions to USF related to 2003 and the first three-month period of 2004.

Selling, general and administrative expenses. For the three and six-month periods ended June 30, 2004, SG&A expenses decreased by $42 million and $21 million, respectively, as compared to the same prior year periods. These decreases were a result of lower headcount and reduced bad debt expense from lower revenues. The international business also received a benefit of approximately $38 million from favorable consumption tax settlements during the second quarter of 2004. Increases in the SG&A line item were mostly due to severance expenses incurred as a result of our reductions in force, site closures and remediation expenses, which were offset by increased accounting and legal fees due to the restatement process. In addition, selling, general and administrative expenses were negatively affected by changes in foreign currency exchange rates that increased costs by approximately $10 million and $30 million for the three and six-month periods ended June 30, 2004, respectively, as compared to the same prior year periods.

Operating (loss) income. For the three and six-month periods ended June 30, 2004, International & Wholesale Markets had operating losses of $126 million and $315 million, respectively, as compared to operating income of $36 million and $37 million, respectively, in the same prior year periods. The 2004 operating loss was mainly driven by lower revenues that were not fully offset by reductions in costs of sales and services and SG&A expenses.

Liquidity and Capital Resources

Current Liquidity

The level of our cash and cash equivalents is affected by our business operations as well as by the divestiture of non-core assets and the payments we have made to settle bankruptcy claims. Since our Emergence Date, we have made cash payments of approximately $1.0 billion to settle bankruptcy claims. Also, during the second quarter of 2004 we reclassified Embratel to “held for sale” and removed its cash and cash equivalents from our consolidated balance sheet. The table below is a summary of our cash and cash equivalents as of June 30, 2004, March 31, 2004, and December 31, 2003 (in millions):

	Successor Company
	As of June 30, 2004	As of March 31, 2004	As of December 31, 2003
Without Embratel	$5,409	$5,958	$5,583
Embratel
Cash and cash equivalents balance	316	370	595
Reclassified to assets held for sale	(316)	—	—

Total cash and cash equivalents	$5,409	$6,328	$6,178

The table above shows Embratel’s cash and cash equivalents at December 31, 2003 and March 31, 2004 and their reclassification as of June 30, 2004. Throughout the period of our ownership of an equity interest in Embratel, it was not a wholly-owned subsidiary and was operated by its own management and employees. Consequently, our ability to access Embratel’s cash and cash equivalents for our corporate purposes was significantly limited. On July 23, 2004, we completed the sale of our 19% economic interest and 52% voting interest in Embratel and realized proceeds of approximately $400 million, of which $50 million had been received prior to June 30, 2004 as a deposit.

Our principal cash needs consist of capital expenditures, debt service, dividends, and payments made pursuant to the Plan of Reorganization. The Plan includes the payment of approximately $2.6 billion in cash to settle certain creditor claims. Some payments were made prior to our emergence from bankruptcy and some expected payments will not be made as a result of some claims being reduced since the Plan was confirmed. As of June 30, 2004, our estimated remaining cash payments to settle creditor claims were approximately $1.0 billion and, we believe most of these payments will be made by April 2005 and expect to utilize a portion of our cash balances to make these remaining payments.

The Plan also requires pursuant to Section 5.07 that the Board of Directors conduct a reasonable review of the our cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. Accordingly, the Board of Directors commenced a comprehensive review and sought information and guidance from management and financial advisors to determine the amount of excess cash greater than $1 billion. Section 5.07 of the Plan further requires that any excess cash be utilized in accordance with our best business judgment to maximize shareholder value. On August 5, 2004, the Board of Directors completed its review and declared the amount of excess cash to be $2.2 billion. Accordingly, the Board of Directors decided to distribute a portion of the excess cash through a return of capital and declared a cash dividend of $0.40 per share payable on September 15, 2004 to shareholders of record on September 1, 2004. We currently expect to continue to distribute a quarterly cash dividend until the excess cash is fully utilized. However, the amount and timing for future dividends is subject to the approval of our Board of Directors. In addition, if the excess cash is fully paid out to shareholders, any further dividends will be limited by the covenants in the indentures for the Senior Notes and, consequently, further dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding.

We expect to have approximately $1 billion in capital expenditures during 2004 of which approximately $416 million has been incurred through June 30, 2004. Our expenditures will focus on enhancements to the efficiency, functionality and reliability of our network operations, improvements in customer service and the development of additional value-added services. Included in our capital expenditures will be investments in multi-protocol label switching (“MPLS”) to support the convergence of our data and voice networks as well as investments in network security products and advanced applications features.

In 2004, our debt service obligations primarily consist of interest payments on the $5.7 billion principal amount of Senior Notes that were issued upon our emergence from bankruptcy. Interest on the Senior Notes is payable semi-annually on May 1 and November 1, beginning November 1, 2004, with interest accruing contractually from April 20, 2004. The Senior Notes consist of three separate issues with maturities of three, five and ten years. The current weighted average interest rate on the Senior Notes is 6.73%, resulting in annual interest payments of approximately $380 million.

The interest rates on the Senior Notes are subject to adjustment depending upon the ratings assigned to the Senior Notes by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”) as set forth in the indentures under which the Senior Notes were issued. While we have initiated discussions with Moody’s and S&P, this process has not been completed.

We believe that our principal source of funds will be cash generated from our operating activities despite anticipated declines in revenues. In addition, we expect to continue the process of divesting non-core investments and other assets.

We believe that our available cash, together with cash generated from operating activities and asset sales, will be more than sufficient to meet our liquidity requirements through at least 2005.

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

Upon our emergence from bankruptcy, the DIP Facility was terminated and approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, we pay a facility fee under the Letter of Credit Facilities equal to .05% per annum of the amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities mature in April 2005. As of June 30, 2004, we had $115 million letters of credit outstanding under the Letter of Credit Facilities, and $35 million in availability under the Letter of Credit Facilities. During the six-month period ended June 30, 2004, we pledged $120 million in cash as collateral for our outstanding letters of credit. The cash has been classified as restricted cash in other current assets in the condensed consolidated balance sheet.

During 2004, we currently plan to arrange a revolving credit facility of between $750 million and $1 billion as an additional source of liquidity. The revolving credit facility would replace the Letter of Credit Facilities and support our letter of credit requirements.

Historical Cash Flows

For the six-month periods ended June 30, 2004 and 2003, our consolidated cash flows were as follows (in millions):

	Successor Company	Predecessor Company
	Six-Month Period Ended June 30,
	2004	2003
Provided by (Used In):
Operating activities	$156	$2,161
Investing activities	(174)	(168)
Financing activities	(144)	(16)
Net cash flows from discontinued operations	(607)	(29)

Net (decrease) increase in cash and cash equivalents	$(769)	$1,948

Net Cash Flows Provided by Operating Activities

For the six-month periods ended June 30, 2004 and 2003, net cash provided by operating activities was $156 million and $2.2 billion, respectively and was comprised of the following (in millions):

	Successor Company	Predecessor Company
	Six-Month Period Ended June 30,
	2004	2003
Net (loss) income	$(459)	$60
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,089	1,118
Cumulative effect of a change in accounting principle	—	215
Minority interests, net of tax	—	(6)
Bad debt provision	362	481
(Gain) loss on sale of property, plant and equipment	(7)	6
Deferred tax provision	10	(65)
Non-cash reorganization charges	—	240
Amortization of debt discount	114	—
Stock-based compensation expense	11	—
Loss (income) from equity investments	23	(8)
Other	(32)	180
Changes in assets and liabilities:
Accounts receivable	361	(255)
Other current assets	35	(13)
Non current assets	(51)	142
Accounts payable and accrued access costs	(514)	(355)
Other current liabilities	(773)	496
Other liabilities	(13)	(75)

Net cash provided by operating activities	$156	$2,161

Further, the following table identifies significant changes in our working capital during the six-month periods ended June 30, 2004 and 2003 (in millions):

	Successor Company	Predecessor Company
	Six-Month Period Ended June 30,
	2004	2003
Accounts receivable
Change in gross accounts receivable	$776	$285
Change in allowance for doubtful accounts, excluding effect of bad debt provision	(415)	(540)

Change in accounts receivable	361	(255)

Other current assets
Change in non-trade receivables	109	(81)
Change in prepaid expenses	(97)	(50)
Other	23	118

Change in other current assets	35	(13)

Change in non current assets	(51)	142

Total change in assets	345	(126)

Accounts payable and accrued access costs
Accounts payable	(718)	(207)
Accrued access costs	203	(131)
Other	1	(17)

Change in accounts payable and accrued access costs	(514)	(355)

Other current liabilities
Payment of SEC penalty	(500)	—
Advance billings and deferred revenue	14	(42)
Accrued interest	72	—
Other	(359)	538

Change in other current liabilities	(773)	496

Change in other liabilities	(13)	(75)

Total change in liabilities	$(1,300)	$66

The primary contributors to net cash provided by operating activities was a decrease of $361 million in net accounts receivable, an increase of $203 million in accrued access costs and a decrease of $109 million in non-trade receivables due largely to collections of notes receivable. The change in accounts receivable is primarily due to collection efforts, reduced billings and the collection of $253 million for the settlement of disputes related to fees earned from third party companies for calls that terminated on our network. Additionally, our net loss for the six-month period ended June 30, 2004 of $459 million included non-cash charges for depreciation and amortization of $1.1 billion.

Creditor payments of approximately $1.0 billion associated with our emergence from bankruptcy were a use of cash during the six-month period ended June 30, 2004. The Plan estimated distributions of approximately $2.6 billion in cash, however, we have estimated that cash payments subsequent to Emergence will approximate $2.0 billion. As such, we expect to pay an additional $1.0 billion as claims are settled. Decreases of $718 million in accounts payable and the payment of $500 million for our SEC penalty reflect some of the creditor payments. Additionally, payments made on annual maintenance agreements increased prepaid expenses by $97 million.

During the six-month period ended June 30, 2003, the $2.2 billion in cash provided by operating activities was positively affected by an increase in other current liabilities of $496 million offset by decreases in accounts payable and accrued access costs of $338 million that reflected lower expenses due to our cost containment and restructuring initiatives. Additionally, our net income of $60 million included non-cash charges for depreciation of $1.1 billion and $215 million for the cumulative effect of a change in accounting principle.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities in the six-month period ended June 30, 2004 were primarily comprised of $416 million in capital expenditures for transmission and communications equipment, software development, and desktop computers. Investing activities also included receipts of $144 million for the sale of network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Services, $35 million for the sale of Douglas Lake, and $50 million received as a deposit on our sale of Embratel. In the six-month period ended June 30, 2003, capital expenditures of $199 million was the primary use of cash.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities in the six-month period ended June 30, 2004 consisted primarily of $120 million in cash collateral for a new Letter of Credit facility and $24 million for repayments of capital leases. For the six-month period ended June 30, 2003, net cash flow used in financing activities was for repayments of capital leases.

Net Change in Cash from Discontinued Operations

Net change in cash from discontinued operations in the six-month period ended June 30, 2004 was $607 million and was primarily attributable to Embratel. The amount is comprised of a reclassification of $316 million of cash and cash equivalents to assets “held for sale” and net cash used of $291 million primarily related to Embratel’s net financing activities.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132 (R)”). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. This revision requires disclosures additional to those included in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is provided separately for pension plans and for other postretirement benefit plans. We adopted the provisions of SFAS No. 132 (R) as of December 31, 2003 without any impact on our consolidated results of operations, financial position and cash flows.

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

Interest Rate Risk

As of December 31, 2003, we had $77 million in letters of credit outstanding under the DIP Facility. On the Emergence Date, the DIP Facility was terminated.

Prior to the Emergence Date, all of the outstanding debt and preferred securities of the Debtors were subject to compromise under our Plan and, consequently, we do not believe that these instruments subjected us to market or interest rate risk. On the Emergence Date, all of the debt and preferred securities of the Debtors were cancelled.

On the Emergence Date, we issued $5.7 billion of fixed rate Senior Notes. While changes in market interest rates affect the fair value of this debt, there is no impact to earnings or cash flows unless we redeem the Senior Notes before their maturity dates and we will do so only if market conditions, our financial structure or other conditions make such redemptions appropriate. The interest rates on the Senior Notes are subject to reset after we have applied for and received ratings for the Senior Notes from Moody’s and S&P. The adjustment could result in a change in interest rates on the Senior Notes ranging from (a) a decrease of 3.0% if the Senior Notes are rated Baa3 or higher by Moody’s and BBB- or higher by S&P’s to (b) an increase of 3.0% if the Senior Notes are rated lower than B3 by Moody’s and lower than B- by S&P’s. If the Senior Notes are rated between the levels indicated, the interest rates on the Senior Notes will change to a lesser degree.

Foreign Exchange Risk

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying condensed consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency translation gains of $14 million and $6 million for the three and six-month periods ended June 30, 2004, respectively, compared to losses of $94 million and $111 million, respectively, for the same prior year periods. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, increasing our foreign revenues when the dollar weakens and not correspondingly increasing our expenses.

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

We have evaluated the effectiveness of the design of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation has allowed us to make certain conclusions regarding the state of the Company’s disclosure controls and procedures as of June 30, 2004. The Company has made significant improvements in its disclosure controls and procedures and has completed various action plans to remedy identified weaknesses.

We also believe that significant efforts have established a framework to materially improve our internal controls. We have committed considerable resources to date, although it will take some time to realize all of the benefits. Additional efforts will be necessary to remediate all of the deficiencies in our control environment and to become self-sufficient in this area. Our internal controls are improving and management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. However, our efforts to address control deficiencies require further implementation and testing. As a result, the Company concluded that the effectiveness of its internal controls during this period was not sufficiently adequate to rely solely upon them for its financial reporting. Instead, the Company relied on compensating controls and procedures.

The effectiveness of any system of disclosure controls and procedures, including our own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely.

Except for the efforts taken and continually underway as described above, there were no significant changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting as of the end of the period covered by this report.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ERISA Litigation. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10K”), the Company has pending a suit filed by one current and one former employee in federal court in California against the Predecessor Company and two of its former executive officers on behalf of a putative class of participants in the WorldCom 401(k) plan and its predecessor plans, claiming that defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) with respect to the administration of the plans by, among other things, misrepresenting the Predecessor Company’s financial results and by allowing plan participants to continue to invest in the Predecessor Company’s stock as one of their plan options. The following change with respect to this matter has occurred since the filing of the 2003 10K.

On July 6, 2004, plaintiffs filed a Motion for Order Preliminarily Approving Settlement, Certifying a Class, and Setting a Fairness Hearing (the “Motion”). Attached to the Motion was a fully executed Settlement Agreement between the plaintiffs and the Company, the Company’s fiduciary liability insurance carriers, and all of the individual defendants, with the exception of Scott Sullivan and Merrill Lynch Trust Company, F.S.B. (the “Settlement Agreement”). Judge Cote has preliminarily approved the Settlement Agreement as well as a written notice that will go out to all class members informing them of the terms of the Settlement Agreement and has preliminarily certified a class for settlement purposes.

The Settlement Agreement provides for the creation of a Settlement Fund consisting of the following: (1) $47 million in cash, and (2) another potential amount between $450,000 and $4 million in a promissory note from former WorldCom, Inc. Chief Executive Officer, Mr. Ebbers. The cash will be put into the fund by the Company, Mr. Ebbers, and the Company’s fiduciary liability insurance carriers, both primary and excess. The Company’s contribution to the settlement fund is subject to final adjustment but is expected to approximate $25 million which has been recorded in the condensed consolidated balance sheet.

Judge Cote must issue her final approval of the Settlement Agreement after a hearing to determine the settlement’s fairness to the plaintiffs and non-settling parties (the “Fairness Hearing”). Judge Cote has set October 15, 2004 as the date for the Fairness Hearing. The Settlement Agreement must also be approved by the Bankruptcy Court and an independent fiduciary for the 401(k) Plan, whose task it will be to determine whether or not the settlement is in the best interests of the participants and beneficiaries.

State Tax. As disclosed in the 2003 10K, in conjunction with the Predecessor Company’s bankruptcy claims resolution proceeding, certain states have filed claims concerning the Predecessor Company’s state income tax filings and its approach to related-party charges. The following change with respect to this matter has occurred since the filing of the 2003 10K.

On June 30, 2004, the bankruptcy court denied the motion filed on March 17, 2004 by the Commonwealth of Massachusetts on behalf of itself and thirteen other states to disqualify KPMG LLP (“KPMG”) from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code. The states have appealed the order denying the motion. We are in discussions with the appropriate state taxing officials on these and other similar issues related to state income taxes owed by the Company and its subsidiaries.

Triennial Review Order. As disclosed in the 2003 10K, on March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) issued a decision which vacates and remands many key portions of the FCC’s Triennial Review Order that had established new federal rules governing local telephony competition. In particular, pursuant to challenges by the incumbent local exchange carriers (“ILECs”), the D.C. Circuit vacated the unbundling of local switching, which is a critical component of the unbundled network element platform (“UNE-P”) used to serve residential and small business customers. The D.C. Circuit’s decision also affirmed the portions of the FCC’s Order that had not required the ILECs to lease unbundled elements for the provision of broadband services. The following change with respect to this matter has occurred since the filing of the 2003 10K.

On June 9, 2004, the Solicitor General declined to ask the U.S. Supreme Court to stay the D.C. Circuit’s decision overturning the Triennial Review Order. The FCC is now undertaking a rulemaking proceeding on remand to adopt a set of local competition rules consistent with the D.C. Circuit’s mandate.

Except as set forth above, there were no material changes in our legal proceedings as compared to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on April 29, 2004.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Plan, all of the Predecessor Company’s outstanding equity and debt securities were cancelled on the Emergence Date.

MCI is authorized to issue 3,000,000,000 shares of common stock having a par value of $0.01 per share. Pursuant to the Plan, approximately 296 million shares of new MCI common stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty claim, and approximately 13 million shares are expected to be issued to settle the claims of general unsecured creditors. In addition, approximately 11 million shares were reserved for issuance under the new 2004 management restricted stock plan, of which approximately 8.6 million were issued on the Emergence Date, and approximately 2 million shares will be reserved for issuance pursuant to the new employee stock purchase plan.

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

On July 14, 2004 the Company began trading its stock on The NASDAQ Stock Market. MCI stock trades on The NASDAQ National Market under the new symbol “MCIP”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended June 30, 2004, other than matters voted on by holders of the Company’s debt securities in the ordinary course of its bankruptcy proceedings.

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

(b) Reports on Form 8-K

On April 20, 2004, we filed information under Item 5, “Other Events” announcing that the holders of claims in classes 5, 11 and 13 of the Company’s plan of reorganization elected to receive notes of the reorganized Company in excess of the total amount of notes authorized for issuance under the Plan and a press release related thereto.

On April 20, 2004, we filed information under Item 5, “Other Events” regarding the Company’s emergence from Chapter 11 bankruptcy protection and a press release related thereto.

On April 21, 2004, we filed information under Item 5, “Other Events” regarding the adoption by the Company of a Shareholders’ Rights Plan.

On April 23, 2004, we filed information under Item 5, “Other Events” regarding the entry by the Company and Telefonos de Mexico, S.A. de C.V. (“Telmex”) into various amendments to the purchase agreement pursuant to which Telmex agreed to purchase our investment in Embratel Participacoes S.A. and a press release related thereto.

On May 11, 2004, we filed information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12, “Results of Operations and Financial Condition” regarding our operating results for the three-month period ended March 31, 2004 and a press release related thereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized to sign.

MCI, INC.

By:	/s/ ROBERT T. BLAKELY
Robert T. Blakely Executive Vice President and Chief Financial Officer

/s/ ERIC R. SLUSSER
Eric R. Slusser Senior Vice President and Controller

Dated: August 9, 2004

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