Form 10-Q
period 2004-09-30
MCI INC
filed 2004-11-04
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2004

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of September 30, 2004, there were 317,883,234 shares of MCI common stock outstanding.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Revenues	$5,076	$5,969	$15,716	$18,720
Operating expenses:
Access costs	2,580	2,989	8,156	9,067
Costs of services and products	629	646	1,915	2,084
Selling, general and administrative	1,246	1,647	4,174	4,843
Depreciation and amortization	493	602	1,583	1,720
Loss on property dispositions	7	8	—	14
Impairment charges related to property, plant and equipment	2,775	—	2,775	—
Impairment charges related to intangible assets	738	—	738	—

Total operating expenses	8,468	5,892	19,341	17,728
Operating (loss) income	(3,392)	77	(3,625)	992
Other (expense) income, net:
Interest expense (contractual interest of $601 and $1,824 for the three and nine-month periods ended September 30, 2003, respectively)	(104)	(19)	(299)	(80)
Miscellaneous income, net	35	87	60	28
Reorganization items, net	—	(110)	—	(470)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	(3,461)	35	(3,864)	470
Income tax (benefit) expense	(61)	80	(8)	252
Minority interests, net of tax	—	—	—	(6)

(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(3,400)	(45)	(3,856)	224
Net income (loss) from discontinued operations	2	(10)	(1)	(4)

(Loss) income before cumulative effect of a change in accounting principle	(3,398)	(55)	(3,857)	220
Cumulative effect of a change in accounting principle	—	—	—	(215)

Net (loss) income	$(3,398)	$(55)	$(3,857)	$5

Basic and diluted (loss) income per share:
Continuing operations	$(10.66)		$(12.00)
Discontinued operations	0.01		—

Loss per share	$(10.65)		$(12.00)

Basic and diluted shares used in calculation	319.1		321.4

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	Successor Company
	As of September 30, 2004	As of December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,588	$6,178
Accounts receivable, net of allowance for doubtful accounts of $889 as of September 30, 2004 and $1,762 as of December 31, 2003	2,972	4,348
Deferred taxes	964	990
Other current assets	718	836
Assets held for sale	33	176

Total current assets	10,275	12,528
Property, plant and equipment, net	6,234	11,538
Intangible assets, net	1,076	2,085
Deferred taxes	1	608
Other assets	306	711

	$17,892	$27,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$880	$1,722
Accrued access costs	1,783	2,349
Current portion of long-term debt	35	330
Accrued interest	197	25
Other current liabilities	2,907	4,361
Liabilities of assets held for sale	28	23

Total current liabilities	5,830	8,810
Long-term debt, excluding current portion	5,903	7,117
Deferred taxes	1,096	1,207
Other liabilities	561	714
Commitments and contingencies (Note 13)
Minority interests	—	1,150
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000; issued and outstanding 317,883,234 as of September 30, 2004 and 314,856,250 as of December 31, 2003	3	3
Additional paid-in capital	8,496	8,639
Deferred stock-based compensation	(131)	(170)
Accumulated deficit	(3,857)	—
Accumulated other comprehensive loss	(9)	—

Total shareholders’ equity	4,502	8,472

	$17,892	$27,470

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Successor Company	Predecessor Company
	Nine-Month Period Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net (loss) income	$(3,857)	$5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,583	1,720
Charges related to impairment of property, plant and equipment and intangible assets	3,513	—
Cumulative effect of a change in accounting principle	—	215
Minority interests, net of tax	—	(6)
Net realized gain on sale of investments	(5)	—
Bad debt provision	514	679
Loss on sale of property, plant and equipment	—	14
Gain on sale of assets held for sale	(9)	—
Deferred tax provision	(98)	3
Non-cash reorganization charges	—	312
Amortization of debt discount	114	—
Stock-based compensation expense	23	—
Loss (income) from equity investments	25	(8)
Other	(60)	181
Changes in assets and liabilities:
Accounts receivable	300	(206)
Other current assets	92	(42)
Non-current assets	38	237
Accounts payable and accrued access costs	(787)	(353)
Other current liabilities	(991)	(54)
Other liabilities	29	(14)

Net cash provided by operating activities	424	2,683
INVESTING ACTIVITIES
Additions to property, plant and equipment	(650)	(379)
Proceeds from sale of property, plant and equipment	39	247
Proceeds from the sale of non-core assets	581	—
Proceeds from the sale of investments	9	—
Cash paid for acquisitions, net of cash received	(13)	—

Net cash used in investing activities	(34)	(132)
FINANCING ACTIVITIES
Principal repayments on debt	(38)	(20)
Cash restricted for line of credit	(141)	—
Dividends paid on common stock	(127)	—
Other	(59)	149

Net cash (used in) provided by financing activities	(365)	129

Net change in cash and cash equivalents	25	2,680
Net change in cash and cash equivalents from discontinued operations	(615)	(9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,178	2,820
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,588	$5,491

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$50	$15
Cash paid for interest, net of amounts capitalized	35	—
Cash paid for reorganization items	—	158
Non cash items:
Conversion of preferred stock to common stock	—	58
Unrealized holding loss (gain) on investments	7	(8)

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

In March 2004, the Company realigned its operations into three new business segments and began operating under these segments in the second quarter of 2004. Effective with the realignment, the Company’s business segments are as follows:

•	Enterprise Markets serves large customers with complex communication requirements that have previously been served by the Business Markets segment, including Global Accounts, Government Accounts, Conferencing, and MCI Solutions customers, but excluding medium size commercial and wholesale accounts which were previously included in Business Markets.

•	U.S. Sales & Service serves small, mid-sized and corporate customers. In addition, U.S. Sales & Service comprises MCI’s consumer operation which includes telemarketing, customer service and direct response marketing.

•	International & Wholesale Markets serves businesses, government entities and telecommunications carriers outside the United States as well as the wholesale accounts previously included in Business Markets.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of September 30, 2004, and for the three and nine-month periods ended September 30, 2004 and 2003, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. As a result of the Company’s adoption of fresh-start reporting, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. In addition, the Company’s consolidated investment in Embratel Participações S.A. and subsidiaries (“Embratel”) was sold during the third quarter of 2004. The Company’s statements of operations for the three and nine-month periods ended September 30, 2004 and 2003 and its statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 reflect Embratel’s results of operations and cash flows as discontinued operations. Additionally, the condensed consolidated balance sheet as of December 31, 2003 and September 30, 2004 are not comparable due to the removal of these assets and liabilities upon consummation of the sale transaction during the third quarter of 2004.

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

Use of Estimates

The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for revenues and related allowances, allowance for doubtful accounts, accrued access costs, depreciation and amortization of property, plant and equipment and intangible assets, impairment, income taxes, acquisition related assets and liabilities, contingent liabilities, and fresh-start reporting. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ independent third party specialists to assist in its evaluations.

Basis of Financial Statement Preparation

For periods presented subsequent to the Petition Date through December 31, 2003, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Interest was not accrued on debt that was subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Company’s unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2003. Cash used for reorganization items is disclosed as a supplement to the unaudited condensed consolidated statements of cash flows.

Stock-based Compensation

The Company has two stock-based compensation plans, a Management Restricted Stock Plan (“MRSP”) and an Employee Stock Purchase Plan (“ESPP”), which provide for the granting of stock-based compensation to

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management and employees. The Company records compensation expense in its statements of operations for the MRSP. For the ESPP, the Company accounts for this plan in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the stock-based award.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which became effective for fiscal years ended after December 15, 2002. SFAS No. 148 requires that certain pro forma information be presented in the summary of significant accounting policies note to the consolidated financial statements, assuming the Company recognized its stock-based compensation using the fair value method. The fair value of the stock-based compensation for the Company’s ESPP was estimated at the beginning of the offering period using the Black-Scholes option-pricing model and the following assumptions: volatility of 55%, risk-free interest rate of 1.79%, 0.41 year expected life and dividend yield of 10.81%. The Company’s MRSP was not included in the Black-Scholes calculation as the fair value of the compensation expense related to the plan is expensed in the Company’s condensed consolidated statement of operations.

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net loss for the three and nine-month periods ended September 30, 2004 would have been as follows (in millions, except per share amounts):

	Successor Company
	Three-Month Period Ended September 30, 2004	Nine-Month Period Ended September 30, 2004
Net loss, as reported	$(3,398)	$(3,857)
Add: Stock-based employee compensation expense included in reported net loss	12	23
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(14)	(25)

Pro forma net loss	$(3,400)	$(3,859)

Diluted loss per share:
Diluted—as reported	$(10.65)	$(12.00)
Diluted—pro forma	$(10.65)	$(12.01)

The Company has not provided pro forma disclosures as defined by SFAS No. 148 for 2003 as it does not believe that this information for any compensation plan that was terminated on the Emergence Date is relevant in any material respect for users of its consolidated financial statements because all equity interests existing in 2003, including the interests of the Predecessor Company’s WorldCom group common stockholders and MCI group common stockholders, were eliminated (without a distribution) on the Emergence Date.

Consolidation

The condensed consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

During the second quarter of 2004, the Company recorded a $95 million reduction in access costs in its condensed consolidated statement of operations for a change in previously recorded expenses regarding contributions to the Universal Service Fund related to 2003 and the first quarter of 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Adjustment to Previously Issued Financial Statements

As reported in the second quarter, the Company determined that it had recorded in error a restatement entry which had the effect of reducing accounts receivable by $301 million through a charge to expense in the year ended December 31, 2000. The reported 2000 net loss of $48.9 billion should have been $48.6 billion, or 0.5% lower, and the Company’s assets of $44.2 billion should have been $44.5 billion, or 0.6% higher. In 2001, $35 million of the amount reversed and left a remaining $266 million understatement of accounts receivable as of December 31, 2001. This situation remained unchanged until, as a result of the application of fresh-start accounting as of December 31, 2003, the previously expensed $266 million was reversed in the Company’s statement of operations as a component of the $22.3 billion reorganization gain. Without this expense reversal, the Company’s 2003 net income of $22.2 billion would have been $21.9 billion, or 1.2% lower. As a result of the reversal of the expense in 2003, the cumulative impact to the Company’s December 31, 2003 consolidated retained earnings was zero. The Company has assessed the impact on the 2000, 2001 and 2003 statements of operations as well as the consolidated balance sheets as of December 31, 2000, 2001, 2002 and 2003 and determined that the impact was not material to any period.

The impact of this reduction of accounts receivable in the consolidated balance sheet as of December 31, 2003 resulted in a misclassification of $266 million between accounts receivable and long-lived assets in the Company’s allocation of reorganization value under fresh-start accounting. To properly reflect the allocation of reorganization value as of December 31, 2003, the Company has reflected a reclassification entry in its consolidated balance sheet as of December 31, 2003, as presented herein, to reflect an increase of $266 million to its accounts receivable balance and reductions in its property, plant and equipment and intangible assets. The Company’s September 30, 2004 consolidated balance sheet reflects the impact of this reclassification.

The adjustment of this item also resulted in a decrease of $6 million to the Company’s long-term deferred tax liability which has been reflected in the consolidated balance sheet as of December 31, 2003 and September 30, 2004, as presented herein.

New Accounting Standards

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Entities,” that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. The Company adopted the provisions of FIN 46R as of December 31, 2003 without any impact on its consolidated results of operations, financial position and cash flows.

(3) Impairment Charges

The Company assesses recoverability of its indefinite-lived and long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment analyses of long-lived and indefinite-lived assets are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Impairment evaluations are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. The Company generates most of its cash flows from products and services that are principally delivered to customers over its integrated telecommunications network and related intangible assets. Therefore, evaluations are performed at the entity level, excluding discontinued operations and assets held for sale, as a single group.

The industry is in a state of transition where traditional business lines are facing significant overcapacity in the marketplace, pricing pressures, changes in product mix, and customers’ continued efforts to reconfigure and consolidate their networks in order to achieve lower overall costs and better efficiencies. Concurrently, the industry is migrating to more advanced network technologies and primarily focused around IP based platforms, and customers are requiring more advanced network services including network monitoring, traffic analysis, and comprehensive security solutions. The industry has also seen a general migration of customers from dial-up services to broadband and various wireless services. Additionally, the Company’s regulatory climate deteriorated due to a decision by the U.S. Court of Appeals for the D.C. Circuit that invalidated the Federal Communications Commission’s “Triennial Review” local competition rules, which set prices that incumbent providers could charge competitive providers such as the Company for unbundled network element platforms (“UNE-P”), an essential component of the Company’s Mass Market local phone service. Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision, the Solicitor General and the FCC declined to seek such review, and the Supreme Court subsequently denied the petitions. The FCC has adopted interim unbundling rules (effective September 13, 2004) to maintain certain ILEC unbundling obligations under interconnection agreements as they existed prior to the D.C Circuit’s mandate. As a result, the Company’s costs for providing this service are expected to increase significantly in 2005. Some of the Company’s competitors have announced their intentions to exit from this market, and the cost increases may force the Company to reduce efforts to acquire new customers and withdraw from certain markets. The Company therefore anticipates that revenues from that segment will continue to decline.

Given the market, business and regulatory conditions, the Company reevaluated its financial forecasts and strategy in the third quarter of 2004 when it became apparent that these trends would continue into the future. Updated cash flow and profitability projections and forecasts were developed taking into account both the 2004 changes in the competitive landscape and the regulatory issues facing the Company. The Company’s executives reviewed these projections with the Audit Committee of the Board of Directors during the third quarter.

Based on the revised projections, the Company determined that an impairment analysis of its indefinite-lived and long-lived assets was required during the third quarter of 2004. In connection with this analysis, the Company evaluated its property, plant and equipment and definite and indefinite-lived intangible assets, including customer lists. The Company developed estimates of future undiscounted cash flows to test the recoverability of its long-lived and indefinite-lived assets. These estimates were compared to the carrying values

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the assets, which resulted in the conclusion that the Company could not recover its carrying values through projected future operations. With the assistance of an independent third party valuation specialist, the Company further calculated the fair value of its long-lived and indefinite-lived assets based on the discounted cash flow analyses that utilized the revised management projections of revenues and profitability from September 1, 2004 through 2009. These projections were used in various scenarios utilizing a weighted average cost of capital between 10%-14%, a 2% terminal growth rate, certain working capital assumptions and total entity value assumptions.

The Company concluded that the carrying values of its definite-lived assets exceeded their estimated fair values by approximately $3.3 billion ($2.8 billion related to property, plant and equipment and $478 million related to definite-lived intangible assets) and the carrying value of an indefinite-lived asset exceeded its estimated fair value by approximately $260 million. These amounts represented the difference between the calculated fair values of the assets and their associated carrying values, and were recorded as a separate component of operating expenses in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004. The Company’s management reviewed the results of the impairment analysis with the Board of Directors, and the Board of Directors approved the impairment charge on October 15, 2004.

As a result of the impairment charge of approximately $260 million to an indefinite-lived intangible asset, the Company recognized a $99 million tax benefit which reduced its long-term deferred tax liability as the impairment reduced the difference between the book and tax basis. The impairment charges, after taxes, contributed approximately $3.4 billion to the Company’s net losses for the three and nine-month periods ended September 30, 2004 (loss per share of $(10.70) and $(10.62), respectively).

(4) Voluntary Reorganization under Chapter 11

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

The Plan also requires pursuant to Section 5.07 that the Board of Directors conduct a reasonable review of the Company’s cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. Accordingly, the Board of Directors commenced a comprehensive review and sought information and guidance from management and financial advisors to determine the amount of excess cash greater than $1 billion. On August 5, 2004, the Board of Directors completed its review of the Company’s excess cash pursuant to Section 5.07 of the Plan and declared the amount of excess cash to be $2.2 billion. The Board of Directors decided to distribute a portion of the excess cash through a return of capital to shareholders and declared a cash dividend of $0.40 per share payable on September 15, 2004 to shareholders of record on September 1, 2004. On October 15, 2004, the Board of Directors, pursuant to Section 5.07 of the Plan and continuing its distribution of the Company’s excess cash as a return of capital to shareholders, declared another cash dividend of $0.40 per share payable on December 15, 2004 to shareholders of record on December 1, 2004.

Impacts of the Application of the Plan

Creditor Settlements

During the three and nine-month periods ended September 30, 2004, the Company paid approximately $129 million and $1.1 billion, respectively, in cash, and issued a total of approximately 1.2 million and approximately 3.8 million shares of common stock, respectively, to satisfy certain provisions of the Plan. The Company continues its settlement process of outstanding claims. During the three-month period ended September 30, 2004, the Company recorded net settlement losses of $14 million as an increase to selling, general and administrative expenses in its condensed consolidated statement of operations. During the three-month period ended June 30, 2004, the Company recorded net settlement gains of $62 million, which were composed of an increase to revenues of $32 million, a decrease to access costs of $19 million and a decrease to selling, general and administrative expenses of $11 million in its condensed consolidated statement of operations. The net settlement gains and losses reflect the differences between original estimated claim amounts and settlement amounts finalized in the period.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense

No interest expense related to pre-petition debt was accrued following the Petition Date up to the Emergence Date. If the Debtors had recognized interest expense on the basis of the amounts they were contractually required to pay, approximately $601 million would have been recorded in the three-month period ended September 30, 2003, and approximately $701 million and $1.8 billion, respectively, would have been recorded in the nine-month periods ended September 30, 2004 and 2003. The Successor Company did recognize $104 million and $299 million of interest expense in the three and nine-month periods ended September 30, 2004, respectively, that included the accretion of the discount for the new $5.7 billion debt obligations issued on the Emergence Date and interest expense on the senior notes subsequent to the Emergence Date. There was no requirement to pay interest on the debt prior to the Emergence Date since it had not been issued, and as such, the amount is excluded from the contractual interest amounts noted above.

Shares Issued as a result of the Plan

During the second quarter of 2004, in accordance with the Plan, the Company issued approximately 296 million shares of MCI common stock to settle claims of debt holders and 10 million shares to settle the SEC civil penalty. The Company also reserved approximately 11 million shares of MCI common stock for issuance under the new MRSP, of which approximately 8.6 million shares of restricted stock were granted on the Emergence Date. As contemplated in the Plan, the Company expected to issue approximately 20 million shares of MCI common stock pursuant to the Plan to settle claims of general unsecured creditors. This amount has been reduced from 20 million to 8.1 million as of September 30, 2004 as a result of the issuance of approximately 3.8 million shares during the nine-month period ended September 30, 2004, 0.5 million shares that will not be issued related to certain unsecured creditors receiving cash in lieu of stock, and a change in estimate of 7.6 million shares that are no longer expected to be issued.

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

The Company continued to incur reorganization costs during the three and nine-month periods ended September 30, 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As the Company adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and changes in estimates to reorganization items previously accrued have been included in the appropriate captions within the condensed consolidated statement of operations, primarily selling, general, and administrative expenses. For the three and nine-month periods ended September 30, 2004, the amounts of such expenses were $11 million and $37 million, respectively, and were for professional services related to the Company’s bankruptcy proceedings.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization items for the three and nine-month periods ended September 30, 2003 consisted of the following (in millions):

	Predecessor Company
	Three-Month Period Ended September 30, 2003	Nine-Month Period Ended September 30, 2003
Contract rejections	$(33)	$(186)
Employee retention, severance and benefits	(33)	(104)
Loss on disposal of assets	(4)	(22)
Lease terminations	(33)	(165)
Professional fees	(26)	(66)
Gains on settlements with creditors	9	45
Interest income earned by the debtor entities during reorganization	10	28

Expense from reorganization items, net	$(110)	$(470)

(5) Fresh-Start Reporting

In accordance with SOP 90-7, the Predecessor Company adopted fresh-start reporting as of the close of business on December 31, 2003. Upon applying fresh-start reporting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair value. Thus, the consolidated balance sheet as of December 31, 2003 gives effect to allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. During 2004, the Company adjusted the carrying value of certain assets and liabilities from the previously estimated values as appraisals and valuations were completed. As these adjustments were recorded in each quarter, associated year-to-date depreciation and amortization expense amounts were also adjusted for the effects of the changes in carrying values. As of September 30, 2004, the Company completed its assessment of the fair values of its assets and liabilities, and as such, no further adjustments will be recorded, except for adjustments that may be related to deferred tax assets and contingencies as discussed below.

During the second quarter of 2004, the Company determined that approximately $132 million of property tax liabilities and $110 million of other liabilities that should not have been adjusted in fresh-start accounting were reduced by approximately $152 million in the Company’s application of fresh-start accounting at December 31, 2003. Due to the application of fresh-start reporting, these errors were offset by fresh-start adjustments and therefore had no impact on the Company’s 2003 net income. However, these errors caused both accounts payable and long-lived assets to be understated by approximately $152 million, representing 0.5% of the Company’s total assets of $27.5 billion and approximately 0.8% of its $19.0 billion total liabilities as of December 31, 2003, which it determined to be immaterial to its 2003 consolidated balance sheet. The Company’s September 30, 2004 consolidated balance sheet reflects the correction of these immaterial errors.

As of December 31, 2003, the Company had various net deferred tax assets and tax contingencies which remain unresolved. In accordance with SFAS No. 109, “Accounting for Income Taxes,” any future changes in these balances that existed as of the fresh-start date will be adjusted to intangible assets, until exhausted, then to additional paid-in-capital and not through income.

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the effects of applying fresh-start reporting, giving pro forma effect, retroactive to December 31, 2003, to fair value adjustments recorded to the Company’s assets and liabilities during the first nine months of 2004 (in millions):

	Successor Company			Successor Company
	As of December 31, 2003	Fresh-Start Valuation Adjustments(a)		Pro Forma As of December 31, 2003(b)
ASSETS
Current assets:
Cash and cash equivalents	$6,178	$—		$6,178
Accounts receivable, net	4,348	—		4,348
Deferred taxes	990	—		990
Other current assets	1,012	(25	)(c)	987

Total current assets	12,528	(25)		12,503
Property, plant and equipment, net	11,538	183	(d)	11,721
Intangible assets, net	2,085	147	(e)	2,232
Deferred taxes	608	—		608
Other assets	711	(224	)(f)	487

	$27,470	$81		$27,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued access costs	$4,071	$116	(g)	$4,187
Current portion of long-term debt	330	—		330
Other current liabilities	4,409	(33	)(h)	4,376

Total current liabilities	8,810	83		8,893
Long-term debt, excluding current portion	7,117	—		7,117
Deferred taxes	1,207	(2)		1,205
Other liabilities	714	—		714
Minority interests	1,150	—		1,150
Shareholders’ equity:
MCI common stock	3	—		3
Additional paid-in capital	8,639	—		8,639
Deferred stock-based compensation	(170)	—		(170)

Total shareholders’ equity	8,472	—		8,472

	$27,470	$81		$27,551

(a)	To adjust the carrying value of the Company’s assets and liabilities upon completion, during the first nine months of 2004, of the Company’s review in conjunction with an independent third party valuation specialist.
(b)	Includes all adjustments recorded during the first nine months of 2004 that were related to the carrying values on the Company’s December 31, 2003 balance sheet.
(c)	Includes adjustments to decrease prepaid expenses by ($60) million, primarily related to the fair value of certain prepaid indefeasible rights of use agreements, and to increase certain asset carrying values classified in assets held for sale by $35 million.
(d)	Includes adjustments which increased property, plant and equipment by $183 million due to increases in the valuation of enterprise license agreements and a decrease in the valuation of indefeasible rights of use impacted by changes in the allocation of the amount of economic obsolescence and negative goodwill.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)	Includes adjustments which increased intangibles by $46 million due to changes in the allocation of the amount of economic obsolescence and negative goodwill. In addition, the original right of way adjustment of $101 million was reclassified from other assets.
(f)	Includes adjustments to reduce the carrying value of certain indefeasible rights of use agreements by ($123) million and a reclassification of the original right of way adjustment to intangible assets, which reduced other assets by ($101) million.
(g)	Includes adjustments increasing accounts payable and accrued access costs by $116 million due to property tax and other liabilities that should not have been adjusted in fresh-start reporting.
(h)	Includes adjustments decreasing deferred revenues related to certain capacity sales agreements by ($144) million and increasing other liabilities by $111 million, primarily related to the recognition of an unfavorable lease accrual of $91 million as well as increases to property tax and other liabilities of $20 million that should not have been adjusted in fresh-start reporting.

(6) Loss per Share

The Successor Company adopted a new capital structure as of December 31, 2003 upon the adoption of fresh-start reporting. On the Emergence Date, the Successor Company issued approximately 315 million shares of new MCI common stock, which included approximately 8.6 million shares of restricted stock. Under fresh-start reporting, these shares were reflected as outstanding at December 31, 2003. In addition, on the Emergence Date, the Company expected to issue additional shares pursuant to the Plan to unsecured creditors, which were not reflected as outstanding at December 31, 2003, however all conditions of distribution had been met. These shares were considered contingently issuable under SFAS No. 128, “Earnings per Share.” During the three-month period ended September 30, 2004, share issuances, changes in distribution and changes in estimate reduced the amount of contingently issuable shares to approximately 8.1 million as of September 30, 2004. The Company’s calculations of weighted average shares outstanding for the three and nine-month periods ended September 30, 2004 are as follows (in millions):

	Successor Company
	Three-Month Period Ended September 30, 2004	Nine-Month Period Ended September 30, 2004
Weighted average common shares outstanding	317.5	316.1
Add: Weighted average shares contingently issuable to unsecured creditors	8.9	13.4
Less: Weighted average unvested restricted stock(1)	(7.3)	(8.1)

Weighted average common shares outstanding used in basic calculation	319.1	321.4
Add: Weighted average unvested restricted stock(2)	—	—

Weighted average common shares outstanding used in diluted calculation	319.1	321.4

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic loss per share.
(2)	Calculation of diluted shares excludes the unvested shares of restricted stock that would be anti-dilutive.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations of basic and diluted (loss) income per share for the three and nine-month periods ended September 30, 2004 are as follows (in millions, except per share amounts):

	Successor Company
	Three-Month Period Ended September 30, 2004	Nine-Month Period Ended September 30, 2004
(Loss) income, as reported:
Continuing operations	$(3,400)	$(3,856)
Discontinued operations	2	(1)

Net loss	$(3,398)	$(3,857)

Basic and diluted (loss) income per share:
Continuing operations	$(10.66)	$(12.00)
Discontinued operations	0.01	—

Loss per share	$(10.65)	$(12.00)

Weighted average common shares outstanding used in basic and diluted calculation	319.1	321.4

Historical earnings per share information for the three and nine-month periods ended September 30, 2003 has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all equity interests existing in 2003, including the interests of the Predecessor Company’s WorldCom group common stockholders and MCI group common stockholders, were eliminated (without a distribution) on the Emergence Date. In addition, because of the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) by the Predecessor Company in July 2001, in order to present earnings per share information, the Company would be required to determine the net income or loss generated by the WorldCom group and MCI group separately. Primarily as a result of the extensive recreation of many of the Predecessor Company’s historical financial entries, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group impracticable.

(7) Severance and Restructuring Programs

During the first nine months of 2004, the Company announced workforce reductions related to all segments of its business which included the impact of closing three consumer call centers and reducing staffing in three others, in large part due to the effects of “Do Not Call” telemarketing laws. As of September 30, 2004, approximately 12,000 individuals in the Company’s workforce have been identified and notified that their positions would be eliminated.

In the three and nine-month periods ended September 30, 2004, the Company recorded $12 million and $156 million, respectively, as selling, general and administrative expenses and costs of services and products for employee termination costs in its condensed consolidated statements of operations. In the three and nine-month periods ended September 30, 2003, the Company recorded $23 million and $84 million, respectively, related to employee severance programs as reorganization items, net in its condensed consolidated statements of operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and nine-month periods ended September 30, 2004, approximately 2,200 and 9,100 employees, respectively, across all business segments were terminated. Additionally, during 2004, 2,000 employees resigned after notification of termination, but prior to receiving any severance benefits. The following table outlines the Company’s accrual of severance expense and payments for terminated employees during the three and nine-month periods ended September 30, 2004 (in millions):

Successor Company
Accrued severance and termination costs as of January 1, 2004	$11
For the three-month period ended March 31, 2004:
Severance and termination charges	54
Cash payments for terminated employees	(26)

Accrued severance and termination costs as of March 31, 2004	39
For the three-month period ended June 30, 2004:
Severance and termination charges	90
Cash payments for terminated employees	(59)

Accrued severance and termination costs as of June 30, 2004	70
For the three-month period ended September 30, 2004:
Severance and termination charges	12
Cash payments for terminated employees	(61)

Accrued severance and termination costs as of September 30, 2004	$21

The Company identified certain properties related to the closing of call centers which it planned to vacate and sublease, where possible. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1 million and $9 million as selling, general and administrative expenses in its condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004, respectively.

(8) Discontinued Operations and Assets Held for Sale

The Company has identified certain non-core assets that it has determined are not part of its expected future operations. As such, these assets and businesses, once identified and qualifying for discontinued operations under SFAS No. 144, are reflected as discontinued operations in the condensed consolidated statements of operations and as assets held for sale in the condensed consolidated balance sheet.

Discontinued Operations

In May 2002, the Predecessor Company committed to a plan to exit its WorldCom Wireless (“Wireless”) resale business because of continuing operating losses. In July 2002, the Predecessor Company sold its wireless customer contracts, with no book value, to several wireless providers and resellers for a total of approximately $34 million, which was recognized as a gain in 2002. All contracts were effectively transitioned to other providers by October 2002. During the nine-month period ended September 30, 2003, the Company recorded $10 million of revenue for amounts received during the period.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2003, the Board of Directors approved a plan to dispose of its 19% economic investment in Embratel, as well as other Latin American entities. On March 15, 2004, the Company announced that it had entered into a definitive agreement to sell its ownership interest in Embratel and other Latin American subsidiaries to Telefonos de Mexico. On April 21, 2004, the agreement was amended which increased the cash purchase price to $400 million from $360 million. On April 27, 2004, these assets qualified as discontinued operations under SFAS No. 144 when the Company received bankruptcy court approval for the sale. Accordingly, the Company has reclassified all revenues and expenses to discontinued operations for all periods presented. On July 23, 2004, the Company completed the divestiture of its 19% equity interest in Embratel and received $350 million, the remaining portion of the $400 million sales price beyond the $50 million deposit previously received. As of the sale date, all obligations under the Share Purchase Agreement were completed. The Company recognized a gain on the sale of approximately $9 million within discontinued operations in its condensed consolidated statement of operations during the three-month period ended September 30, 2004.

In June 2004, the Company decided to dispose of additional Latin American operations and began the marketing of Proceda Tecnologia e Informatica S.A. (“Proceda”), an information technology outsourcing company in Brazil specializing in the following areas: data center services, mainframe services, hosting, technical support, help desk management, integrated solutions, and e-business. These assets qualified as discontinued operations under SFAS No. 144 in June 2004 and, accordingly, the Company has reclassified all revenues and expenses to discontinued operations for all periods presented and reclassified all assets and liabilities as “held for sale” in the condensed consolidated balance sheet as of September 30, 2004. The Company continues its marketing efforts and expects to close the sale of these assets prior to year-end.

In June 2004, the Company commenced its internal evaluation related to OzEmail Pty. Ltd (“Ozemail”), an internet service provider providing dial-up, broadband and wireless products to Australian consumers and small business enterprises. In July 2004, the Company began to market Ozemail for sale. The related assets qualified as discontinued operations under SFAS No. 144 in July 2004 and, accordingly, the Company has reclassified all revenues and expenses to discontinued operations for all periods presented and reclassified all assets and liabilities as “held for sale” in the condensed consolidated balance sheet as of September 30, 2004.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated statements of operations reflect Wireless, MMDS, Embratel (and other companies related to the transaction), Proceda, and Ozemail as discontinued operations for all periods presented. The combined operating results of these entities through the date of disposition are reflected in the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2004 and 2003 as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Revenues	$213	$816	$1,902	$2,205
Operating expenses	210	718	1,807	2,025
Other income (expense)	3	(79)	(71)	39
Minority interests expense	(2)	(20)	(4)	(145)
Income tax expense	2	9	21	78

Net income (loss)	$2	$(10)	$(1)	$(4)

As of September 30, 2004, the amounts related to Proceda and Ozemail have been combined and included in assets and liabilities “held for sale” in the condensed consolidated balance sheet as follows (in millions):

Successor Company
As of September 30, 2004
Assets:
Cash	$13
Other assets	20

33
Liabilities:
Accounts payable and accrued access costs	21
Debt obligations	7

28
Cumulative translation adjustments	(3)

Net assets of discontinued operations	$2

Assets Held for Sale

The Predecessor Company deemed Mr. Bernard J. Ebbers (“Mr. Ebbers”), its former Chief Executive Officer, to be in default of the terms of a Promissory Note he signed to the Company dated April 29, 2002. The Promissory Note was secured by Predecessor Company stock as well as Mr. Ebbers’ equity interests in certain enterprises. On May 29, 2003, the Predecessor Company entered into an agreement to sell one of Mr. Ebbers’ properties, Douglas Lake, and on July 1, 2003, the Bankruptcy Court approved the sale of the property. As a result, the Predecessor Company reclassified the asset in its consolidated balance sheet as held for sale effective July 1, 2003 under SFAS No. 144. The carrying value of the property was $54 million as of December 31, 2003. The property was sold in February 2004 for approximately $50 million, which was net of disposal costs. The Company received approximately $37 million in net proceeds in connection with the closing, and expects to receive additional proceeds of up to approximately $13 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the purchase agreement.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the estimated loss of $4 million as selling, general and administrative expenses in the condensed consolidated statement of operations for the three-month period ended March 31, 2004.

(9) Debt

Debt consisted of the following as of September 30, 2004 and December 31, 2003 (in millions):

	Successor Company
	As of September 30, 2004	As of December 31, 2003
5.908% Senior Notes Due 2007	$1,983	$1,983
6.688% Senior Notes Due 2009	1,983	1,983
7.735% Senior Notes Due 2014	1,699	1,699
Embratel loans	—	1,574
Capital leases and other (maturing through 2023)	273	322
Discount on Senior Notes	—	(114)

Total	5,938	7,447
Less: current portion	35	330

Long-term portion	$5,903	$7,117

All of the outstanding debt of Embratel was removed from the Company’s condensed consolidated balance sheet when the Company completed its sale of Embratel in July, 2004 (see Note 8).

Senior Notes Due 2007, 2009 and 2014

Pursuant to the Plan, the Company issued approximately $2.0 billion principal amount of 5.908% Senior Notes due 2007 (the “2007 Senior Notes”), approximately $2.0 billion principal amount of 6.688% Senior Notes due 2009 (the “2009 Senior Notes”) and approximately $1.7 billion principal amount of 7.735% Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes” or “Indentures”). The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the existing and future domestic restricted subsidiaries of the Company.

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

Commencing on May 1, 2005 with respect to the 2007 Senior Notes, May 1, 2006 with respect to the 2009 Senior Notes and May 1, 2009 with respect to the 2014 Senior Notes, the Company will have the right to redeem some or all of the Senior Notes. The initial call prices equal 102.454%, 102.844% and 103.3675% of the principal amount, respectively, plus accrued and unpaid interest. In addition, the call prices for the 2007 Senior Notes, 2009 Senior Notes and the 2014 Senior Notes thereafter decline ratably for a period of one year, two years and three years, respectively, until the call price equals 100% of the principal amount. Prior to the call dates

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable to the Senior Notes, the Company may redeem some or all of such Senior Notes by paying a “make- whole” premium based on U.S. Treasury rates. At any time prior to May 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of each series of Senior Notes at a price equal to 100% of the principal amount plus a premium equal to the coupon with the net cash proceeds of an equity offering.

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

The Senior Notes are subject to covenants that limit the Company’s ability to make certain cash distributions based on its cumulative net income or loss since the Issue Date. The impairment charges recorded during the third quarter of 2004 will not affect the Company’s ability or its current plans to continue to distribute excess cash pursuant to Section 5.07 of the Plan of Reorganization to its shareholders in the form of a quarterly dividend until such excess cash is fully utilized. The impairment charges may, however, restrict the Company’s ability to make further cash distributions to its shareholders under the Indentures.

Debtor-in-Possession Facility and Letter of Credit Facilities

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

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, the Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities mature in April 2005. As of September 30, 2004, under the Letter of Credit Facilities, the Company had $124 million letters of credit outstanding, $12 million in availability, and $14 million reserved for issuance. During the nine-month period ended September 30, 2004, the Company pledged $141 million in cash as collateral for its outstanding letters of credit of which $137 million of the cash has been classified as restricted cash in other current assets and $4 million has been classified as restricted cash in other long-term assets in the condensed consolidated balance sheet. On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gain (loss) on available-for-sale securities. The following table sets forth the changes in accumulated other comprehensive loss, net of tax (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Net (loss) income	$(3,398)	$(55)	$(3,857)	$5
Other comprehensive loss:
Foreign currency translation adjustments	20	(14)	(2)	(23)
Unrealized (loss) gain on available-for-sale securities	(3)	5	(7)	8

Total comprehensive loss	$(3,381)	$(64)	$(3,866)	$(10)

Due to the adoption of fresh-start reporting at December 31, 2003, the Company’s accumulated other comprehensive loss was adjusted to zero and, accordingly, other comprehensive loss for the nine-month period ended September 30, 2004 is equal to its accumulated other comprehensive loss in its September 30, 2004 condensed consolidated balance sheet.

(11) Employee Benefit Plans

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

The Company adopted SFAS No. 132 (R) on December 31, 2003. The components of the net postretirement benefit and pension costs for the three and nine-month periods ended September 30, 2004 and 2003 were as follows (in millions):

	Successor Company		Predecessor Company
	Three-Month Period Ended September 30, 2004		Three-Month Period Ended September 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated postretirement benefit obligation	$6	$1	$7	$1
Expected return on plan assets	(8)	—	(7)	—
Amortization of net loss	—	—	1	—
Curtailment loss	1	—	—	—

Net periodic benefit (income) expense	$(1)	$1	$1	$1

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor Company		Predecessor Company
	Nine-Month Period Ended September 30, 2004		Nine-Month Period Ended September 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated postretirement benefit obligation	$20	$2	$21	$2
Expected return on plan assets	(24)	—	(21)	—
Amortization of net loss	—	1	2	—
Curtailment loss	1	—	—	—

Net periodic benefit (income) expense	$(3)	$3	$2	$2

The Company does not expect to contribute to its defined benefit pension plans in 2004. The Company made contributions of $14 million to these plans in the three and nine-month periods ended September 30, 2003. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. No contributions were made by the Company to its postretirement benefit plan during the three and nine-month periods ended September 30, 2004 and 2003.

(12) Shareholders’ Equity

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

Stock-based Compensation

The Company originally estimated that $184 million of deferred stock-based compensation was required upon the issuance of approximately 8.6 million shares of restricted stock that were granted on the Emergence Date. Based on the fair value of the Company’s stock at date of grant, the Company reduced the amount to $170 million. The amount is being amortized over the vesting period of three years on a straight-line basis. The Company recorded approximately $2 million and $4 million to costs of services and products and approximately

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10 million and $19 million to selling, general and administrative expense in its condensed consolidated statements of operations during the three and nine-month periods ended September 30, 2004, respectively. In addition, the Company reversed approximately $6 million and $16 million of deferred stock-based compensation related to shares that will not vest due to employee terminations during the three and nine-month periods ended September 30, 2004, respectively.

On August 18, 2004, the individual award agreements under the MRSP were amended to allow for the conversion of Restricted Stock Units into shares of Restricted Stock (with one Stock Unit converting to one share of Restricted Stock) and the payment of dividends on unvested Restricted Stock shares. The conversion from Restricted Stock Units into shares of Restricted Stock was not allowed for any units held internationally or that had been deferred under the Deferred Stock Unit Plan. Dividends paid on unvested shares of Restricted Stock are considered compensation to the employee.

Employee Stock Purchase Plan

During the third quarter of 2004, the Company initiated its ESPP. Under the terms of the ESPP, a maximum of 2.2 million shares of MCI common stock are authorized for issuance. All eligible employees, during a period prior to the offering date of the ESPP, were allowed to elect to purchase shares of MCI common stock at 85% of the lower of the closing price on the beginning of the offering period of August 2, 2004 or on the exercise date of December 31, 2004. Contributions are made through payroll deductions, and they cannot exceed 15% of the employee’s compensation. Contributions are held in escrow until December 31, 2004, when the accumulated contributions will be applied to the distribution of shares. The ESPP is accounted for using the intrinsic-value-based method of APB No. 25 and no compensation expense was recorded. However, the ESPP does not meet the criteria as set forth in SFAS No. 123 for noncompensatory plans and therefore is deemed compensatory for disclosure purposes only.

Dividends

On August 5, 2004, the Board of Directors declared a cash dividend of $0.40 per share. On September 15, 2004, the Company paid $127 million to shareholders of record on September 1, 2004. As the cash dividend was a return of shareholder capital, it was recorded as a reduction of additional paid-in capital in the shareholders’ equity section of the Company’s condensed consolidated balance sheet. On October 15, 2004, the Board of Directors, pursuant to Section 5.07 of the Plan and continuing its distribution of the Company’s excess cash as a return of capital to shareholders, declared another cash dividend of $0.40 per share payable on December 15, 2004 to shareholders of record on December 1, 2004.

(13) Commitments and Contingencies

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fiber optic network owned and operated by the Predecessor Company trespasses on the property of putative class members. The complaints allege causes of action for trespass, unjust enrichment and slander of title, and seek compensatory damages, punitive damages and declaratory relief.

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement. The Company accrued for its estimate to settle the litigation as of September 30, 2004 and December 31, 2003.

SEC Lawsuit. The Predecessor Company and various current or former directors, officers and advisors were named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims.

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

The Company has resolved all claims brought by the SEC in this suit. The Company remains subject to the ongoing obligations imposed by the permanent injunction entered by the Court on November 26, 2002, as modified, including the oversight of Corporate Monitor Richard Breeden.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Settlement Agreement provides for the creation of a Settlement Fund consisting of the following: (1) approximately $47 million in cash, and (2) another potential amount between $450,000 and $4 million in a promissory note from former WorldCom, Inc. Chief Executive Officer, Mr. Ebbers. The cash will be put into the fund by the Company, Mr. Ebbers, and the Company’s fiduciary liability insurance carriers, both primary and excess. The Company’s contribution to the settlement fund was approximately $23 million which was paid in September 2004.

The Settlement Agreement was approved by the Bankruptcy Court and an independent fiduciary for the 401(k) Plan. On October 15, 2004, Judge Cote approved the settlement.

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

Other. The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products as are usual and customary in the Company’s business. Additionally, the Company provides indemnifications in certain lease agreements in which it agrees to absorb the increased cost to the lessor resulting from an adverse change in certain tax laws, which are usual and customary in leases of these types. The Company evaluates estimated losses for such indemnifications under FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In relation to the indemnification in certain lease agreements, as the indemnifications are contingent on tax law changes, the maximum amount of loss cannot be estimated until there is actually a change in tax law. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the condensed consolidated financial statements.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect to these matters at September 30, 2004. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material to its consolidated financial condition, results of operations, or cash flows. The Company, where appropriate, accrued for its estimates to settle outstanding litigation as of September 30, 2004 and December 31, 2003.

(14) Business Segment Information

The Company’s business segments represent strategic business units based on the types of customers each segment serves. These business segments consist of Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. These business segments were determined in accordance with how the Company’s executive management analyzed, evaluated and operated the Company’s entire global operations since the second quarter of 2004.

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

In addition, the Company developed methodologies to fully allocate indirect costs that were previously reported in Corporate and Other to the new business segments. These costs include expenses associated with the operation of the Company’s network, access costs and costs of services and products, indirect selling, general and administrative expenses, depreciation and amortization, impairment charges, and corporate functions. The Company allocated the third quarter impairment charges using the same methodology used for depreciation and amortization expense. The allocation methodologies are based on statistical and operational data that is generated from the Company’s continuing operations. These amounts can fluctuate based upon the performance of the individual segments.

As a result of the realignment of its segments and the allocation of indirect costs on a segment basis, the Company changed the way it manages its business to utilize operating income (loss) information to evaluate the performance of its business segments and to allocate resources to them. The Company has restated the results of its business segment data for the three and nine-month periods of 2003 into the new business segments for comparability with current presentation.

Embratel’s results of operations, which were previously reported in a separate business segment, have been reclassified to discontinued operations for all periods, and therefore have been excluded from this business segment information for the three and nine-month periods ended September 30, 2004 and 2003.

Business Segments

The following is a description of the Company’s business segments:

•	Enterprise Markets includes Global and Government Accounts, as well as Conferencing and MCI Solutions businesses. Global Accounts provides telecommunications services to large global customers requiring international and complex network services. Government Accounts provides similar services to various government agencies. In both cases, these services include local-to-global business data, Internet, voice services and managed network services.

•	U.S. Sales & Service segment serves Mass Markets accounts which include subscription-based residential and very small business accounts, and transactional products including 10-10-987,

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10-10-220, 1-800-COLLECT, MCI Prepaid card, as well as Commercial Accounts which serves small to medium-size business accounts. Commercial Accounts also includes the Company’s Skytel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

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

As of September 30, 2004, the Company had not developed a methodology to allocate assets among its business segments. As such, no segment asset amounts have been reported in the tables below. Financial information for each of the Company’s reportable business segments is as follows (in millions):

	Three-Month Period Ended September 30, 2004 (Successor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$454	$1,672	$990	$3,116
Data	577	383	347	1,307
Internet	161	183	309	653

Total revenues	1,192	2,238	1,646	5,076
Costs of sales and services	719	1,184	1,306	3,209
Selling, general and administrative expenses	238	726	282	1,246
Depreciation and amortization expenses	127	227	139	493
Loss on property dispositions	3	2	2	7
Impairment charges	870	1,627	1,016	3,513

Operating loss	$(765)	$(1,528)	$(1,099)	$(3,392)

	Three-Month Period Ended September 30, 2003 (Predecessor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$465	$2,034	$1,150	$3,649
Data	622	482	459	1,563
Internet	206	175	376	757

Total revenues	1,293	2,691	1,985	5,969
Costs of sales and services	779	1,394	1,462	3,635
Selling, general and administrative expenses	287	980	380	1,647
Depreciation and amortization expenses	167	218	217	602
Loss on property dispositions	4	1	3	8

Operating income (loss)	$56	$98	$(77)	$77

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine-Month Period Ended September 30, 2004 (Successor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$1,375	$5,180	$3,119	$9,674
Data	1,723	1,226	1,090	4,039
Internet	506	550	947	2,003

Total revenues	3,604	6,956	5,156	15,716
Costs of sales and services	2,215	3,770	4,086	10,071
Selling, general and administrative expenses	814	2,400	960	4,174
Depreciation and amortization expenses	404	660	519	1,583
Loss (gain) on property dispositions	1	(1)	—	—
Impairment charges	870	1,627	1,016	3,513

Operating loss	$(700)	$(1,500)	$(1,425)	$(3,625)

	Nine-Month Period Ended September 30, 2003 (Predecessor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$1,460	$6,481	$3,332	$11,273
Data	1,960	1,568	1,483	5,011
Internet	668	573	1,195	2,436

Total revenues	4,088	8,622	6,010	18,720
Costs of sales and services	2,412	4,375	4,364	11,151
Selling, general and administrative expenses	824	2,939	1,080	4,843
Depreciation and amortization expenses	480	626	614	1,720
Loss on property dispositions	8	4	2	14

Operating income (loss)	$364	$678	$(50)	$992

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are one of the world’s leading global communication companies, providing a broad range of communication services in over 200 countries on six continents. Each day, we serve thousands of businesses and government entities throughout the world and provide voice and Internet communication services for millions of consumer customers. We operate one of the most extensive communications networks in the world, comprising approximately 100,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. We own one of the most extensive Internet protocol backbones, and we are one of the largest carriers of international voice traffic. Our global Internet Protocol (“IP”) network has been recognized for the fourth consecutive year by TeleGeography, a research division PriMetrica, Inc. as the world’s most connected Internet backbone playing a critical role in the movement of Internet traffic. Our expansive IP footprint, coupled with our direct interconnections, enables our customers to reach more destinations directly through our global IP backbone than any other communications provider.

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

In March 2004, we realigned our operations into three new business segments and began operating under these segments in the second quarter of 2004. Effective with the realignment, our business segments are as follows:

•	Enterprise Markets serves large customers with complex communication requirements that have previously been served by the Business Markets segment, including Global Accounts, Government Accounts, Conferencing, and MCI Solutions customers, but excluding medium size commercial and wholesale accounts which were previously included in Business Markets.

•	U.S. Sales & Service serves small, mid-sized and corporate customers. In addition, U.S. Sales & Service comprises MCI’s consumer operation which includes telemarketing, customer service and direct response marketing.

•	International & Wholesale Markets serves businesses, government entities and telecommunications carriers outside the United States as well as the wholesale accounts previously included in Business Markets.

Our industry is undergoing significant changes. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) issued a decision which vacates and remands many key portions of the Federal Communication Commission’s (“FCC”) Triennial Review Order that had established new federal rules governing local telephony competition. In particular, pursuant to challenges by the incumbent local exchange carriers (“ILECs”), the D.C. Circuit vacated the unbundling of local switching, which is a critical component of the unbundled network element platform (“UNE-P”) used to serve residential and small business customers. The D.C. Circuit’s decision also affirmed the portions of the FCC’s Order that had not required the ILECs to lease unbundled elements for the provision of broadband services. Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision, the Solicitor General and the FCC declined to seek such review. On October 12, 2004, the Supreme Court denied the petitions. On remand from the D.C. Circuit, the FCC has commenced rulemaking proceedings with the goal of adopting new unbundling rules by December 2004 or early 2005. Until those new rules are in effect, the FCC has adopted interim unbundling rules (effective September 13, 2004) to maintain certain ILEC unbundling obligations under interconnection agreements as they existed prior to the D.C Circuit’s mandate. ILECs are challenging the interim rules in the D.C. Circuit as a violation of the D.C. Circuit’s decision and otherwise unlawful, though a ruling on their challenges is not expected in 2004.

As a result of such decision, MCI will be forced to raise residential phone services prices in some markets and pull out of others, and has reduced its sales efforts pending clarity on its future pricing structure. We may take more significant action once final rulemaking on the matter has been completed.

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

Impairment Charges

We assess recoverability of our indefinite-lived and long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment analyses of long-lived and indefinite-lived assets are performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Impairment evaluations are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. We generate most of our cash flows from products and services that are principally delivered to customers over our integrated telecommunications network and related intangible assets. Therefore, evaluations are performed at the entity level, excluding discontinued operations and assets held for sale, as a single group.

The industry is in a state of transition where traditional business lines are facing significant overcapacity in the marketplace, pricing pressures, changes in product mix, and customers’ continued efforts to reconfigure and consolidate their networks in order to achieve lower overall costs and better efficiencies. Concurrently, the industry is migrating to more advanced network technologies and primarily focused around IP based platforms, and customers are requiring more advanced network services including network monitoring, traffic analysis, and comprehensive security solutions. The industry has also seen a general migration of customers from dial-up services to broadband and various wireless services. Additionally, our regulatory climate deteriorated due to a decision by the U.S. Court of Appeals for the D.C. Circuit that invalidated the Federal Communications Commission’s “Triennial Review” local competition rules, which set prices that incumbent providers could charge competitive providers such as the Company for UNE-P, an essential component of our Mass Market local phone service. Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision, the Solicitor General and the FCC declined to seek such review, and the Supreme Court subsequently denied the petitions. The FCC has adopted interim unbundling rules (effective September 13, 2004) to maintain certain ILEC unbundling obligations under interconnection agreements as they existed prior to the D.C Circuit’s mandate. As a result, our costs for providing this service are expected to increase significantly in 2005. Some of our competitors have announced their intentions to exit from this market, and the cost increases may force us to reduce efforts to acquire new customers and withdraw from certain markets. We therefore anticipate that revenues from that segment will continue to decline.

Given the market, business and regulatory conditions, we reevaluated our financial forecasts and strategy in the third quarter of 2004 when it became apparent that these trends would continue into the future. Updated cash flow and profitability projections and forecasts were developed taking into account both the 2004 changes in the competitive landscape and the regulatory issues facing us. Our executives reviewed these projections with the Audit Committee of the Board of Directors during the third quarter.

Based on the revised projections, we determined that an impairment analysis of our indefinite-lived and long-lived assets was required during the third quarter of 2004. In connection with this analysis, we evaluated our property, plant and equipment and definite and indefinite-lived intangible assets, including customer lists. We developed estimates of future undiscounted cash flows to test the recoverability of our long-lived and indefinite-lived assets. These estimates were compared to the carrying values of the assets, which resulted in the conclusion that we could not recover our carrying values through projected future operations. With the assistance of an independent third party valuation specialist, we further calculated the fair value of our long-lived and indefinite-lived assets based on the discounted cash flow analyses that utilized the revised management projections of revenues and profitability from September 1, 2004 through 2009. These projections were used in various scenarios utilizing a weighted average cost of capital between 10%-14%, a 2% terminal growth rate, certain working capital assumptions and total entity value assumptions.

We concluded that the carrying values of our definite-lived assets exceeded their estimated fair values by approximately $3.3 billion ($2.8 billion related to property, plant and equipment and $478 million related to definite-lived intangible assets) and the carrying value of an indefinite-lived asset exceeded its estimated fair value by approximately $260 million. These amounts represented the difference between the calculated fair values of the assets and their associated carrying values, and were recorded as a separate component of operating expenses in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004. Our management reviewed the results of the impairment analysis with the Board of Directors, and the Board of Directors approved the impairment charge on October 15, 2004.

As a result of the impairment charge of approximately $260 million to an indefinite-lived intangible asset, we recognized a $99 million tax benefit which reduced our long-term deferred tax liability as the impairment reduced the difference between the book and tax basis. The impairment charges, after taxes, contributed approximately $3.4 billion to our net losses for the three and nine-month periods ended September 30, 2004 (loss per share of $(10.70) and $(10.62), respectively).

Fresh-Start Reporting

In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we adopted fresh-start reporting as of the close of business on December 31, 2003. Upon applying fresh-start reporting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair value. Thus, the consolidated balance sheet as of December 31, 2003 gives effect to allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. During 2004, we adjusted the carrying value of certain assets and liabilities from the previously estimated values as appraisals and valuations were completed. As these adjustments were recorded in each quarter, associated year-to-date depreciation and amortization expense amounts were also adjusted for the effects of the changes in carrying values. As of September 30, 2004, we completed our assessment of the fair value of our assets and liabilities, and as such, no further adjustments will be recorded, except for any adjustments that may be related to deferred tax assets and contingencies as discussed below.

During the second quarter of 2004, we determined that approximately $132 million of property tax liabilities and $110 million of other liabilities that should not have been adjusted in fresh-start accounting were reduced by approximately $152 million in our application of fresh-start accounting at December 31, 2003. Due to the application of fresh-start reporting, these errors were offset by fresh-start adjustments and therefore had no impact on our 2003 net income. However, these errors caused both accounts payable and long-lived assets to be understated by approximately $152 million, representing 0.5% of our total assets of $27.5 billion and approximately 0.8% of our $19.0 billion total liabilities as of December 31, 2003, which it determined to be immaterial to our 2003 consolidated balance sheet. Our September 30, 2004 consolidated balance sheet reflects the correction of these immaterial errors.

As of December 31, 2003, we had various net deferred tax assets and tax contingencies which remain unresolved. In accordance with SFAS No. 109, “Accounting for Income Taxes,” any future changes in these balances that existed as of the fresh-start date will be adjusted to intangible assets, until exhausted, then to additional paid-in-capital and not through income.

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

Adjustment to Previously Issued Financial Statements

As reported in the second quarter, we determined that we had recorded in error a restatement entry which had the effect of reducing accounts receivable by $301 million through a charge to expense in the year ended December 31, 2000. The reported 2000 net loss of $48.9 billion should have been $48.6 billion, or 0.5% lower, and our assets of $44.2 billion should have been $44.5 billion, or 0.6% higher. In 2001, $35 million of the amount reversed and left a remaining $266 million understatement of accounts receivable as of December 31, 2001. This situation remained unchanged until, as a result of the application of fresh-start accounting as of December 31, 2003, the previously expensed $266 million was reversed in our statement of operations as a component of the $22.3 billion reorganization gain. Without this expense reversal, our 2003 net income of $22.2 billion would have been $21.9 billion, or 1.2% lower. As a result of the reversal of the expense in 2003, the cumulative impact to our December 31, 2003 consolidated retained earnings was zero. We have assessed the impact on the 2000, 2001 and 2003 statements of operations as well as the consolidated balance sheets as of December 31, 2000, 2001, 2002 and 2003 and determined that the impact was not material to any period.

The impact of this reduction of accounts receivable in the consolidated balance sheet as of December 31, 2003 resulted in a misclassification of $266 million between accounts receivable and long-lived assets in our allocation of reorganization value under fresh-start accounting. To properly reflect the allocation of reorganization value as of December 31, 2003, we have reflected a reclassification entry in our consolidated balance sheet as of December 31, 2003, as presented herein, to reflect an increase of $266 million to our accounts receivable balance and reductions in our property, plant and equipment and intangible assets. Our September 30, 2004 consolidated balance sheet reflects the impact of this reclassification.

The adjustment of this item also resulted in a decrease of $6 million to our long-term deferred tax liability which has been reflected in the consolidated balance sheet as of December 31, 2003 and September 30, 2004, as presented herein.

Consolidated Results of Operations

Our industry continues to go through a state of rapid transition with excess capacity and technological change placing pricing pressures on traditional business lines. At the same time, advanced networking capabilities primarily focused on IP platforms are creating new services around network design, monitoring and comprehensive security solutions. Prior to 2002, our business was significantly expanded through numerous acquisitions and large capital expenditure programs which contributed to a sharp increase in our outstanding debt. In 2002, we filed for reorganization under the U.S. bankruptcy laws. As a result, we undertook various initiatives to lower our operating costs, including the reduction of headcount, the elimination of excess facilities, investment in automation, and billing platform integrations. In addition, we undertook various initiatives with the near-term objective of minimizing further decreases in our revenues, including focusing on the acquisition and retention of customers and continuing to invest in new products and services. We believe that the cumulative effects of our cost reduction efforts and the successful execution of our business strategy should enable us to improve our operating results.

Through July, 2004, we also owned approximately a 19% economic interest and a 52% voting interest in Embratel Participações S.A. and subsidiaries (“Embratel”), which is a Brazilian voice and data communications company that is operated by its own management and employees. On July 23, 2004, we completed the divestiture of our 19% equity interest in Embratel and received $350 million, the remaining portion of the $400 million sales price beyond the $50 million deposit previously received, and recognized a gain on the sale of approximately $9 million in our condensed consolidated statement of operations for the third quarter of 2004. For the three and nine-month periods ended September 30, 2004 and 2003, all of Embratel’s operations, as well as other Latin American operations included as part of the sale, that were previously included in our consolidated results from continuing operations were reclassified to discontinued operations.

Our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2003 were prepared in accordance with SOP 90-7, which requires an entity’s statement of operations to portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any income, expenses, realized gains and losses, and provisions resulting from our reorganization are reported separately as reorganization items, except those required to be reported as discontinued operations in conformity with SFAS No. 144.

In March 2004, we realigned our operations into three new business segments and began operating under these segments in the second quarter of 2004. The following is a discussion of our consolidated and new business segment results of operations for the three and nine-month periods ended September 30, 2004 and 2003.

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Revenues	$5,076	$5,969	$15,716	$18,720
Operating expenses:
Access costs	2,580	2,989	8,156	9,067
Costs of services and products	629	646	1,915	2,084
Selling, general and administrative	1,246	1,647	4,174	4,843
Depreciation and amortization	493	602	1,583	1,720
Loss on property dispositions	7	8	—	14
Impairment charges related to property, plant and equipment	2,775	—	2,775	—
Impairment charges related to intangible assets	738	—	738	—

Total operating expenses	8,468	5,892	19,341	17,728
Operating (loss) income	(3,392)	77	(3,625)	992
Other (expense) income, net:
Interest expense (contractual interest of $601 and $1,824 for the three and nine-month periods ended September 30, 2003, respectively)	(104)	(19)	(299)	(80)
Miscellaneous income, net	35	87	60	28
Reorganization items, net	—	(110)	—	(470)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effect of a change in accounting principle	(3,461)	35	(3,864)	470
Income tax (benefit) expense	(61)	80	(8)	252
Minority interests, net of tax	—	—	—	(6)

(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(3,400)	(45)	(3,856)	224
Net income (loss) from discontinued operations	2	(10)	(1)	(4)

(Loss) income before cumulative effect of a change in accounting principle	(3,398)	(55)	(3,857)	220
Cumulative effect of a change in accounting principle	—	—	—	(215)

Net (loss) income	$(3,398)	$(55)	$(3,857)	$5

Revenues. For the third quarter and first nine months of 2004, revenue decreased by $893 million, or 15% and by $3.0 billion, or 16% as compared to the same prior year periods, respectively.

Long distance voice services revenue for the third quarter and first nine months of 2004 decreased by $584 million, or 19%, to $2.5 billion from $3.1 billion, and by $1.7 billion, or 18%, to $7.9 billion from $9.6 billion as compared to the same prior year periods, respectively. The declines were driven primarily by lower rates and volumes.

Revenue from local voice services for the third quarter and first nine months of 2004 increased by $51 million, or 9%, to $604 million from $553 million, and by $129 million, or 8%, to $1.8 billion from $1.7 billion as compared to the same prior year periods, respectively. The increases were primarily due to the high acceptance of dedicated access products in the commercial markets.

Data services revenue, which includes messaging and other revenue, for the third quarter and first nine months of 2004 decreased by $256 million, or 16%, to $1.3 billion from $1.6 billion, and decreased by $972 million, or 19%, to $4 billion from $5 billion as compared to the same prior year periods, respectively. The decrease was driven primarily by continued rate pressure partially offset by increases in data volumes.

Internet services revenue for the third quarter and first nine months of 2004 decreased by $104 million, or 14%, to $653 million from $757 million, and decreased by $433 million, or 18%, to $2 billion from $2.4 billion as compared to the same prior year periods, respectively. The Internet service revenues decrease resulted from the general migration of customers from dial-up services to broadband services.

Operating expenses.

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenue. Access costs as a percentage of total revenue were 51% for the three-month period ended September 30, 2004 as compared to 50% for the same prior year period, and 52% for the nine-month period ended September 30, 2004 as compared to 48% for the same prior year period. Although flat in the third quarter of 2004 as compared to the same prior year period, access costs as a percentage of revenue increased in the nine-month period of 2004 compared to the same prior year period because the decline in revenues, primarily caused by lower rates, was greater than the decline in access costs. We continue to focus on an array of access cost reduction programs including increased numbers of grooms, movement of more traffic on-net and circuit optimization to offset negative pricing trends.

The decreases in access costs of $409 million and $911 million during the three and nine-month periods ended September 30, 2004 were primarily due to the declines in long distance volumes, partially offset by growth in data and dedicated Internet in the third quarter of 2004.

Lower revenues resulted in reduced USF contributions of $75 million and $142 million for the third quarter and first nine months of 2004, respectively, as compared to the same prior year periods. Additionally, in the second quarter of 2004, we recognized a $95 million benefit regarding contributions to the USF for 2003 and the first three-month period of 2004.

We expect our access costs will continue to decline due to our continued cost containment initiatives. These reductions will be partially offset by increased access costs for our local voice service, as the decision of the D.C. Circuit Court on the Triennial Review Order combined with recent Public Utility Commission mandated rate increases will impact access costs in future quarters.

Costs of services and products. Costs of services and products (“COSP”) includes the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs.

For the three and nine-month periods ended September 30, 2004, COSP was 12% of our consolidated revenue, as compared to 11% for the same prior year periods. Actual expenses decreased by $17 million and $169 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. The decreases were primarily attributable to our continued cost-cutting initiatives including force reductions, reductions to third party customer affinity programs and lower repairs and maintenance expenses. Salary expense declined by $25 million and $63 million, respectively, during the three and nine-month periods ended September 30, 2004 as compared to the same prior year periods, primarily due to headcount reductions. These decreases were offset by increases in severance expenses of $9 million and $41 million for the third quarter and nine months of 2004, respectively, from our workforce reductions.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, and corporate administrative costs, such as finance, legal and human resources.

We continued to incur reorganization costs during the three and nine-month periods ended September 30, 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As we adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and changes in estimates of reorganization items previously accrued have been included in SG&A expenses. For the three and nine-month periods ended September 30, 2004, the amounts of such expenses were $11 million and $37 million, respectively, and were for professional services related to our bankruptcy proceedings.

The decreases in SG&A expenses of $401 million and $669 million for the third quarter and first nine months of 2004, respectively, as compared to the same prior year periods, were primarily related to changes in our business strategy, as well as continued cost-cutting and process improvement initiatives. In the third quarter and first nine months of 2004, we experienced declines in advertising costs of $136 million and $349 million, respectively, as compared to the same prior year periods as we continue to adjust our marketing strategy in response to unfavorable regulatory developments. Also, we have seen an improvement to historical levels of receivable collections which has provided the basis for us to reduce our estimate for bad debt expense which, in combination with lower revenues, resulted in lower bad debt expense of $36 million and $165 million during the third quarter and first nine months of 2004, respectively, as compared to the same prior year periods.

Additionally, we experienced a decrease of $88 million and $29 million in outside services in the third quarter and nine months of 2004, respectively, as compared to the same prior year periods. The decrease was mainly due to the significant accounting fees that were incurred during the third quarter of 2003 to assist with our restatement efforts, and decreased legal and professional fees in 2004.

Compensation expense declined $123 million and $190 million for the third quarter and for the first nine months of 2004, respectively, reflecting the force reductions and lower commission expenses. These reductions in expense were partially offset by increased severance expenses during the third quarter and first nine months of 2004 of $3 million and $115 million, respectively, from our workforce reductions.

We also were able to realize benefits in our SG&A expenses due to certain adjustments recorded in the second quarter of 2004 including $44 million from certain provisions of our outsourcing agreement with EDS, a $20 million reduction in bad debt expense from our equity investment in Avantel, and an $11 million benefit from the settlement of creditor claims during our on-going settlement process. In the third quarter of 2004, we increased the bad debt expense from our equity investment in Avantel by $8 million and we recorded $14 million of settlement losses related to bankruptcy claims.

Depreciation and amortization. Depreciation and amortization expense decreased by $109 million and $137 million for the three and nine-month periods ended September 30, 2004 as compared to the same prior year periods. The changes in the three and nine-month periods were primarily due to decreases in our asset carrying values related to recognition of impairment charges during the third quarter of 2004 and changes in our asset carrying values resulting from the implementation of fresh-start reporting as of December 31, 2003 (which reduced depreciation and amortization expense by $39 million in the third quarter and is expected to reduce the expense by approximately $190 million in the fourth quarter).

Impairment charges. During the three-month period ended September 30, 2004, we recorded impairment charges of approximately $3.5 billion to adjust the carrying values of our long-lived assets and indefinite-lived intangible assets. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges” for additional details of the impairment charges.

Interest expense. Interest expense increased by $85 million and $219 million during the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. This increase primarily reflected the recognition of interest expense on our Senior Notes that were issued on the Emergence Date as well as the $114 million in non-cash interest expense related to the accretion of the discount on these Senior Notes recognized from January 1, 2004 through the Emergence Date. No interest expense was paid or recognized in 2003 on our outstanding long-term debt during our bankruptcy. We expect interest expense in 2004 to be significantly higher than interest expense recorded in 2003 as a result of the issuance of the Senior Notes in 2004.

Miscellaneous income, net. Miscellaneous income decreased by $52 million and increased by $32 million during the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. Included in the third quarter and nine month periods of 2004 was income from the fluctuation in foreign exchange rates of $17 million and $24 million, respectively, compared to income of $69 million and expense of $42 million, respectively, in the same prior year periods. Additionally, we recognized a gain of $8 million from the sale of an equity investment for $9 million in the third quarter of 2004.

Reorganization items. From the Petition Date to our adoption of fresh-start reporting as of December 31, 2003, we classified certain expenses as reorganization items in accordance with SOP 90-7. Reorganization items do not include any revenues or expenses that must be reported as related to discontinued operations. In the three and nine-month periods ended September 30, 2003, we recorded reorganization items which were net expenses of $110 million and $470 million, respectively. The following table sets forth the components of these items (in millions):

	Predecessor Company
	Three-Month Period Ended September 30, 2003	Nine-Month Period Ended September 30, 2003
Contract rejections	$(33)	$(186)
Employee retention, severance and benefits	(33)	(104)
Loss on disposal of assets	(4)	(22)
Lease terminations	(33)	(165)
Professional fees	(26)	(66)
Gains on settlements with creditors	9	45
Interest income earned by the debtor entities during reorganization	10	28

Expense from reorganization items, net	$(110)	$(470)

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

Reorganization items included both cash and non-cash expenses. The cash expenditures for reorganization items for the three and nine-month periods ended September 30, 2003 were $38 million and $158 million, respectively.

We continued to incur reorganization costs during the three and nine-month periods ended September 30, 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As we adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and changes in estimates related to reorganization items previously accrued have been included in selling, general and administrative expenses in the consolidated statement of operations. The amounts of such expenses were approximately $11 million and $37 million for the three and nine-month periods ended September 30, 2004, respectively, and were for professional services related to our bankruptcy proceedings.

Income tax (benefit) expense. Income tax benefit was $61 million and $8 million in the three and nine-month periods ended September 30, 2004, respectively, and income tax expense was $80 million and $252 million, respectively, in the three and nine-month periods ended September 30, 2003. In the three-month period ended September 30, 2004, we recognized a $99 million income tax benefit as a result of an impairment charge to reduce the carrying value of our indefinite-lived assets. Offsetting this benefit in the three and nine-month periods of 2004 and for all of 2003, we recorded income tax expense which was primarily attributable to state income taxes, taxes on the income of our international subsidiaries and the establishment of reserves for tax contingencies. Included in the tax provision are changes to foreign tax reserves from the effects of changes in foreign currency exchange rates.

Cumulative effect of a change in accounting principle. We recorded a $215 million charge as the cumulative effect of a change in accounting principle in the nine-month period ended September 30, 2003 as a result of our adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This charge represented the after-tax difference between the obligation recorded for estimated future retirement costs related to certain long-lived assets and additions to assets to be depreciated.

Net (loss) income. For the three-month period ended September 30, 2004, our net loss was approximately $3.4 billion as compared to net loss of $55 million in the same prior year period. The primary factors causing this decrease were impairment charges of approximately $3.5 billion, an increase in interest expense of $85 million, and a reduction of $893 million in revenues, partially offset by decreases of $937 million in operating expenses and $110 million in reorganization items.

For the nine-month period ended September 30, 2004, our net loss was approximately $3.9 billion as compared to net income of $5 million in the same prior year period. The primary factors causing this decrease were impairment charges of approximately $3.5 billion recorded in 2004, an increase in interest expense recorded in 2004 of $219 million, and a reduction of approximately $3.0 billion in revenues, partially offset by an approximate $1.9 billion decrease in operating expenses, a $470 million decrease in reorganization items, and a $215 million decrease in cumulative effect of a change in accounting principle. In addition, the results of operations for the nine-month period ended September 30, 2004 included benefits from creditor settlements, as recorded and reported in the second quarter of 2004, of $51 million ($32 million in revenue and $19 million in access costs).

Segment Results of Operations

In March 2004, we changed our segment reporting by realigning our previous business segments into three new business segments: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. Enterprise Markets serves the following customers which had been served by Business Markets in the past: global accounts, government accounts, MCI Solutions and Conferencing. U.S. Sales & Service serves the previous Mass Markets accounts and certain commercial accounts. International & Wholesale Markets serves customers internationally, as well as our wholesale accounts that were previously included in Business Markets. We began operating under these new segments since the second quarter of 2004.

In addition, we developed methodologies to fully allocate indirect costs that were previously reported in Corporate and Other to the new business segments. These costs include expenses associated with the operation of our network, access costs and cost of services and products, indirect selling, general and administrative expenses, depreciation and amortization, impairment charges, and corporate functions. The allocation methodologies are based on statistical and operational data that is generated from our continuing operations. These amounts can fluctuate based upon the performance of the individual segments.

We have changed the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. Accordingly, we have restated our results of segment operations data for the three and nine-month periods of 2003 into the new business segments for comparability with the current presentation.

All revenues are generated through external customers from three main product and service categories: Voice, Data, and Internet.

Our impairment charges recorded in the third quarter of 2004 were allocated to the each of our business segments based on the same methodology used to allocate depreciation and amortization expense. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges” for additional details of the impairment charges.

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

During the three and nine-month periods ended September 30, 2004 and 2003, the operating income (loss) of our Enterprise Markets segment was as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Revenues:
Voice	$454	$465	$1,375	$1,460
Data	577	622	1,723	1,960
Internet	161	206	506	668

Total revenues	1,192	1,293	3,604	4,088

Costs of sales and services	719	779	2,215	2,412
Selling, general and administrative	238	287	814	824
Depreciation and amortization	127	167	404	480
Loss on property dispositions	3	4	1	8
Impairment charges	870	—	870	—

Operating (loss) income	$(765)	$56	$(700)	$364

Revenues. For the three and nine-month periods ended September 30, 2004, Enterprise Markets revenue was 23% of our consolidated revenue versus 22% for the same prior year periods.

Voice services revenues decreased by $11 million and $85 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. Rate decreases accounted for all of these declines. Revenues for Global voice services were flat during the third quarter of 2004 as compared to the same prior year period and decreased by $61 million in the nine-month period of 2004 as compared to the same prior year period, reflecting lower price levels across this business.

Data services revenues decreased by $45 million and $237 million, respectively, for the three and nine-month periods ended September 30, 2004 as compared to the same prior year periods. These decreases were primarily due to price declines resulting from excess capacity in the marketplace, changes in product mix and customers’ efforts to reconfigure their networks.

Internet services revenues decreased by $45 million and $162 million, respectively, for the three and nine-month periods ended September 30, 2004, as compared to the same prior year periods reflecting the general migration of customers from dial-up to broadband services.

The Enterprise Market segment continues to focus on its solutions lines of business with emphasis on local and wide area network management, integrating contact centers, hosting and comprehensive security services supporting our overall movement to IP-based platforms.

Costs of sales and services. Costs of sales and services were 60% and 61% of segment revenues for the three and nine-month periods ended September 30, 2004, respectively, as compared to 60% and 59% for the same prior year periods. Actual expenses decreased by $60 million and $197 million for the three and nine-month periods, respectively, as compared to the same prior year periods. Costs decreased primarily due to both reduced repairs and maintenance and due to our continued reductions in workforce. As reported in the second quarter of 2004, the segment recognized a $26 million benefit regarding contributions to USF related to 2003 and the first three-month period of 2004.

Selling, general and administrative expenses. SG&A expenses decreased by $49 million and $10 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. Expenses have declined over the three-month period ended September 30, 2004 as compared to the same period in 2003 due to workforce reductions that occurred earlier in the year.

Operating (loss) income. Operating losses were $765 million and $700 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to operating income of $56 million and $364 million, respectively, in the same prior year periods. The operating losses for the 2004 periods were primarily attributable to $870 million of impairment charges recorded in the third quarter. Additionally, decreases in operating income were driven by lower revenues resulting from product mix and rate compression, which were not fully offset by decreases in costs of sales and services and SG&A expenses.

U.S. Sales & Service

This segment serves Mass Markets accounts which include subscription-based residential and very small business accounts, and transactional products including 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, as well as Commercial Accounts which serves small to medium-size business accounts. Commercial Accounts also includes our Skytel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

For the three and nine-month periods ended September 30, 2004 and 2003, the operating (loss) income of our U.S. Sales & Service segment was as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Revenues:
Mass Markets	$1,278	$1,558	$3,925	$4,908
Commercial Accounts	960	1,133	3,031	3,714

Total U.S. Sales & Service revenues	2,238	2,691	6,956	8,622

Costs of sales and services	1,184	1,394	3,770	4,375
Selling, general and administrative	726	980	2,400	2,939
Depreciation and amortization	227	218	660	626
Loss (gain) on property dispositions	2	1	(1)	4
Impairment charges	1,627	—	1,627	—

Operating (loss) income	$(1,528)	$98	$(1,500)	$678

Revenues. For the three and nine-month periods ended September 30, 2004, U.S. Sales & Service revenues were 44% of consolidated revenues. For the three and nine-month periods ended September 30, 2003, U.S. Sales & Service revenues were 45% and 46% of consolidated revenues, respectively.

Mass Markets. For the three and nine-month periods ended September 30, 2004 and 2003, the amounts of, and changes in, the product line revenues of our Mass Markets business were as follows (in millions):

	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Increase (decrease)		Nine-Month Period Ended September 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Subscription services
Long-distance voice services	$613	$856	$(243)	(28)%	$1,931	$2,876	$(945)	(33)%
Local voice services	480	427	53	12%	1,406	1,179	227	19%
Other services	8	5	3	60%	23	17	6	35%

Total subscription services	1,101	1,288	(187)	(15)%	3,360	4,072	(712)	(17)%
Transaction services	177	270	(93)	(34)%	565	836	(271)	(32)%

Total Mass Markets Revenues	$1,278	$1,558	$(280)	(18)%	$3,925	$4,908	$(983)	(20)%

The decreases in subscription service revenues for the three and nine-month periods ended September 30, 2004 were principally the result of continuing long-distance volume declines (reflecting a lower number of customers and lower usage per customer) of $176 million and $638 million, respectively, as compared to the same prior year periods. These decreases in long-distance were due to “Do-Not-Call” regulations, reduced advertising spending, increased competition and the decline in the wireline long-distance market. Rate declines also contributed to the decrease in long-distance revenue in the amounts of $67 million and $306 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. Rate declines were driven by a continual migration of customers to lower-priced calling plans and increased competition. Partially offsetting these decreases were increases in revenues from our local service offering of $53 million and $227 million in the three and nine-month periods of 2004, respectively, as compared to the same prior year periods.

Consumers of our Mass Markets subscription services are primarily long distance customers; however, local subscription customers may also purchase long distance services. The number of our long distance customers declined by approximately 26% and 27% for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. These decreases were mainly driven by a decrease in sales as a result of the “Do Not Call” regulations, lower advertising and RBOC competition. The number of local subscription customers increased by approximately 3% and 13% for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. These percentage changes exclude small business customers of Mass Markets.

The decrease in Mass Markets revenues also reflected a decline in revenues from transaction services. This decrease was driven by reduced advertising spending for transaction services, product mix and the decline in the wireline long-distance market.

We are continuing to evaluate how the anticipated rise in UNE-P access costs will impact our ability to profitably provide Mass Markets subscription services, and the cost increase may force us to withdraw from certain markets. As a result, new local service account installs and revenue may decrease from current levels in future periods. In addition, we expect continuing negative impact on Mass Markets subscription revenue from “Do Not Call” regulations, product substitution, competition, and customer migration to lower-priced calling plans and products. Transaction services revenues are expected to continue to decline due to our reduction of advertising and the decline in the wireline long-distance market.

Commercial Accounts. For the three and nine-month periods ended September 30, 2004 and 2003, the amounts of, and changes in, the product line revenues of our Commercial Accounts business were as follows (in millions):

	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Increase (decrease)		Nine-Month Period Ended September 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Voice	$402	$481	$(79)	(16)%	$1,278	$1,590	$(312)	(20)%
Data	379	478	(99)	(21)%	1,216	1,551	(335)	(22)%
Internet	179	174	5	3%	537	573	(36)	(6)%

Total Commercial Accounts Revenues	$960	$1,133	$(173)	(15)%	$3,031	$3,714	$(683)	(18)%

The product mix during the third quarter 2004 included a greater percentage of Internet service revenue as compared to the same prior year period. This improved product mix resulted from a growing trend towards IP based services, which, as a percentage of our segment revenue, increased by 3% and 2% in the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods.

Voice revenue decreases during the third quarter and first nine months of 2004 were driven by rate declines and lower voice volumes reflecting competitive market conditions and technology substitution. Voice volumes were impacted by churn among small and medium business customers, and by product and technology substitution.

Data service revenues decreased by $99 million and $335 million, respectively, for the three and nine-month periods ended September 30, 2004, as compared to the same prior year periods. The decline in revenue was primarily driven by lower rates associated with changes in product mix.

Internet revenues increased by $5 million, or 3%, during the third quarter of 2004, but decreased by $36 million, or 6%, for the first nine months of 2004 as compared to the same prior year periods. In the third quarter of 2004, continued growth in our existing customer base as well as the introduction of new products to both new and existing customers slightly reversed the nine-month period trend towards declining revenues that was a result of both rate compression and the migration from dial-up to broadband. We are also beginning to see a growing trend for business customers converting their traditional frame and ATM networks to IP Centric service—and the result has been revenue growth of our IP VPN and Private IP solutions.

The Commercial Accounts segment is expected to benefit from a growing focus on delivering solutions to customers in the areas of IP communications, hosting, managed network services, security and contact center services.

Costs of sales and services. Costs of sales and services were 53% and 54% of segment revenues for the three and nine-month periods ended September 30, 2004, respectively, as compared to 52% and 51% for the same prior year periods. Actual expenses decreased by $210 million and $605 million for the three and nine-month periods, respectively, as compared to the same prior year periods. The increases as a percentage of revenue over the nine-month period ended September 30, 2004 were partially offset by a $65 million benefit recorded in the second quarter regarding contributions to the USF related to 2003 and the first three-month period of 2004. In addition, over the nine-month period of 2004, we reduced repairs and maintenance expenses, and have continued to reduce our workforce, which has reduced our compensation expenses. These reduced compensation expenses were offset by increased severance expenses related to our workforce reductions.

Selling, general and administrative expenses. For the three and nine-month periods ended September 30, 2004, SG&A expenses decreased by $254 million and $539 million, respectively, as compared to the same prior year periods. Our SG&A costs have decreased due to lower advertising costs, headcount reductions in our call centers and support functions, and lower billing costs due to the increasing mix of direct-billed customers. During the three and nine-month period of 2004, SG&A was additionally impacted by lower bad debt expense from lower revenues. The decreases in SG&A expenses for the nine-month period in 2004 as compared to the same prior year period were partially offset by severance expenses.

Operating (loss) income. For the three-month period ended September 30, 2004, U.S. Sales & Service had an operating loss of approximately $1.5 billion as compared to operating income of $98 million for the same prior year period. For the nine-month period ended September 30, 2004, U.S. Sales & Service had an operating loss of $1.5 billion as compared to operating income of $678 million for the same prior year period. The operating loss for the three and nine-month period was primarily attributable to an approximate $1.6 billion impairment charge recorded in the third quarter of 2004. During the three-month period ended September 30, 2004, as compared to the same prior year period, U.S. Sales and Service experienced lower revenues due to changes in product mix and rate compression, but these lower revenues were directly offset by decreases in costs of sales and services and selling, general, and administrative expenses. During the nine-month period ended September 30, 2004, as compared to the same prior year period, the lower revenues were not fully offset by decreases in costs of sales and services and selling, general and administrative expenses.

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

During the three and nine-month periods ended September 30, 2004 and 2003, the operating loss of our International & Wholesale Markets segment was as follows (in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Revenues:
Voice	$990	$1,150	$3,119	$3,332
Data	347	459	1,090	1,483
Internet	309	376	947	1,195

Total International and Wholesale Markets revenues	1,646	1,985	5,156	6,010

Costs of sales and services	1,306	1,462	4,086	4,364
Selling, general and administrative	282	380	960	1,080
Depreciation and amortization	139	217	519	614
Loss on property dispositions	2	3	—	2
Impairment charges	1,016	—	1,016	—

Operating loss	$(1,099)	$(77)	$(1,425)	$(50)

Revenues. For the three and nine-month periods ended September 30, 2004, International & Wholesale Markets revenues were 32% and 33%, respectively, of our consolidated revenues as compared to 33% and 32%, respectively, for the same prior year periods.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
International	$918	$937	$2,725	$2,847
Wholesale	728	1,048	2,431	3,163

Total International & Wholesale Markets Revenues	$1,646	$1,985	$5,156	$6,010

International Markets Revenues. During the three and nine-month periods ended September 30, 2004 and 2003, the amounts of, and changes in, the product line revenues of International were as shown in the table below (in millions):

	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Increase (decrease)		Nine-Month Period Ended September 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Voice	$627	$612	$15	2%	$1,853	$1,841	$12	1%
Data	78	98	(20)	(20)%	231	291	(60)	(21)%
Internet	213	227	(14)	(6)%	641	715	(74)	(10)%

Total International Revenues	$918	$937	$(19)	(2)%	$2,725	$2,847	$(122)	(4)%

For the three and nine-month periods ended September 30, 2004, International revenues were 56% and 53% of segment revenues versus 47% as compared to the same periods in 2003. International revenue decreased by $19 million and $122 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. The revenues decrease was primarily due to continued rate declines which were partially offset by favorable foreign currency exchange rate movements.

International voice services revenue increased by $15 million and $12 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. Increases were due to volume increases of 7% and 9% during the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods in 2003. In addition, the first nine months of 2004 voice revenues were also positively impacted, primarily in the first quarter of 2004, by an increase of higher rate mobile traffic and voice terminations to higher rate countries. These increases were more than offset by rate declines in the International channel.

International data revenues decreased by $20 million and $60 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods, while international internet revenues decreased by $14 million and $74 million, respectively, as compared to the same prior year periods. Data and internet services revenues decreased as a result of rate compression and the general migration of customers from dedicated-access services to DSL-access services. Competition and pricing pressures have negatively impacted data and internet revenues during the third quarter and the first nine months of 2004. The first nine months of 2004 were also impacted by a decline in Internet services revenues in selected Asian markets, such as the Japan dial business, where we chose to exit from several low margin small customer accounts, commencing in the third quarter of 2003.

International revenues were positively affected by changes in foreign currency exchange rates that contributed approximately $61 million and $218 million to revenues for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods.

We expect pricing and margin pressure to continue notably in the small, medium business segments where competition from the local PTT’s is the most intense. To react to these conditions, we are focusing our emphasis on large retail customers with global communications needs.

Wholesale Revenues. Wholesale revenues relate to domestic wholesale, which includes all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country. During the three and nine-month periods ended September 30, 2004 and 2003, the amounts of, and changes in, the product line revenues of Wholesale were as shown in the table below (in millions):

	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	Three-Month Period Ended September 30,		Increase (decrease)		Nine-Month Period Ended September 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Voice	$363	$539	$(176)	(33)%	$1,266	$1,490	$(224)	(15)%
Data	269	361	(92)	(25)%	859	1,193	(334)	(28)%
Internet	96	148	(52)	(35)%	306	480	(174)	(36)%

Total Wholesale Revenues	$728	$1,048	$(320)	(31)%	$2,431	$3,163	$(732)	(23)%

For the three and nine-month periods ended September 30, 2004, Wholesale revenues were 44% and 47% of segment revenues versus 53% for the same prior year periods.

Wholesale revenues were $728 million and $2.4 billion, respectively, for the three and nine-month periods ended September 30, 2004, down 31% and 23%, respectively, compared to the same prior year periods, reflecting a recent change in strategy to exit our relationships with certain UNE-P suppliers. In addition, we have eliminated certain incentive discounts for wholesale clients and tightened credit controls.

Voice revenues decreased by $176 million and $224 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods, primarily from pricing pressure and lower volumes.

Data revenues decreased by $92 million and $334 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. These decreases were primarily due to continued price compression which is a result of over-capacity in the marketplace and the continuing financial difficulties of some of our wholesale customers.

Internet revenues decreased by $52 million and $174 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. These decreases were due to both lower rates from renegotiations of certain customer contracts and to decreased volumes of 14% for the three-month period and 20% for the nine-month period, as the industry shifts from dial-up to broadband services.

Costs of sales and services. Costs of sales and services were 79% of segment revenues for the three and nine-month periods ended September 30, 2004, respectively, as compared to 74% and 73% in the same prior year periods. Costs decreased by $156 million and $278 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods. International costs decreased as a result of workforce reductions and lower repairs and maintenance expense, partially offset by higher severance costs. International costs were also affected by changes in foreign currency exchange rates that increased costs by approximately $43 million and $154 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods.

Selling, general and administrative expenses. For the three and nine-month periods ended September 30, 2004, SG&A expenses decreased by $98 million and $120 million, respectively, as compared to the same prior year periods. These decreases were a result of lower headcount and reduced bad debt expense from lower revenues and successful collection efforts. The international business also received a benefit of approximately $38 million from favorable consumption tax settlements during the second quarter of 2004. Increases in the SG&A line item were mostly due to severance expenses incurred as a result of our reductions in force. In addition, selling, general and administrative expenses were also affected by changes in foreign currency exchange rates that increased costs by approximately $9 million and $37 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same prior year periods.

Operating (loss) income. Operating losses were approximately $1.1 billion and $1.4 billion for the three and nine-month periods ended September 30, 2004, respectively, as compared to operating losses of $77 million and $50 million, respectively, in the same prior year periods. The operating losses for the three and nine-month periods of 2004 were primarily attributable to an approximate $1.0 billion impairment charge recorded in the third quarter of 2004. Additionally, decreases in operating income were driven by lower revenues that were not fully offset by reductions in costs of sales and services and SG&A expenses.

Financial Condition

As a result of our business activities through 2004, including our emergence from bankruptcy and significant payments to settle bankruptcy claims, divestiture of non-core assets, and the recording of impairment charges, our consolidated balance sheet has significantly changed since year-end 2003. The following table, and associated discussion, sets forth the condensed consolidated balance sheet as of the dates indicated (in millions):

	Successor Company
	As of September 30, 2004	As of December 31, 2003
ASSETS
Cash and cash equivalents	$5,588	$6,178
Other current assets	4,687	6,350
Long-term assets	7,617	14,942

	$17,892	$27,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$5,830	$8,810
Long-term debt, excluding current portion	5,903	7,117
Other long-term liabilities	1,657	3,071
Shareholders’ equity	4,502	8,472

	$17,892	$27,470

Cash and cash equivalents. Cash and cash equivalents decreased by $590 million from December 31, 2003, primarily due to the removal of Embratel’s cash balance ($595 million at December 31, 2003) and payments of bankruptcy claims since our Emergence Date in the amount of $1.1 billion, capital expenditures of $650 million, partially offset by the collection of $629 million from the sale of assets and cash flows from operations during the period. We completed the sale of Embratel in the third quarter of 2004. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further details.

Other current assets. Other current assets decreased by approximately $1.7 billion from December 31, 2003, primarily due to a decrease in net accounts receivable of approximately $1.4 billion from better collections and lower revenues, the elimination of Embratel’s accounts receivable balance ($556 million at December 31, 2003), and a decrease of $176 million from sales of non-core assets included as assets held for sale as of December 31, 2003.

Long-term assets. Long-term assets, primarily property, plant, and equipment and intangibles, decreased by approximately $7.3 billion from December 31, 2003 due to the elimination of Embratel’s fixed asset balance (approximately $2.0 billion at December 31, 2003), impairment charges of approximately $3.5 billion, depreciation expense net of capital additions of approximately $760 million, and the elimination of Embratel’s deferred tax balance ($607 million at December 31, 2003).

Current liabilities. Current liabilities decreased by approximately $3.0 billion from December 31, 2003, primarily due to the elimination of Embratel’s liabilities (approximately $1.2 billion at December 31, 2003) and a decrease of approximately $1.5 billion in other current liabilities primarily from the settlement of amounts due to creditors leaving approximately $900 million yet to be paid.

Long-term debt. Long-term debt decreased by approximately $1.2 billion from December 31, 2003, primarily due to the removal of Embratel’s debt obligations from our consolidated balance sheet.

Other long-term liabilities. Other long-term liabilities decreased by approximately $1.4 billion from December 31, 2003, primarily due to the elimination of Embratel’s minority interest (approximately $1.2 billion at December 31, 2003).

Liquidity and Capital Resources

Current Liquidity

The table below is a summary of our cash and cash equivalents as of September 30, 2004 and December 31, 2003 (in millions):

	Successor Company
	As of September 30, 2004	As of December 31, 2003
Without Embratel	$5,588	$5,583
Embratel cash and cash equivalents balance	—	595

Total cash and cash equivalents	$5,588	$6,178

The table above shows Embratel’s cash and cash equivalents at December 31, 2003. Throughout the period of our ownership of an equity interest in Embratel, it was not a wholly-owned subsidiary and was operated by its own management and employees. Consequently, our ability to access Embratel’s cash and cash equivalents for our corporate purposes was significantly limited. On July 23, 2004, we completed the sale of our 19% economic interest and 52% voting interest in Embratel, and realized proceeds of approximately $400 million.

Our principal cash needs consist of capital expenditures, debt service, dividends, and payments made pursuant to the Plan of Reorganization. The Plan includes the payment of approximately $2.6 billion in cash to settle certain creditor claims. Some payments were made prior to our emergence from bankruptcy and some expected payments will not be made as a result of some claims being reduced since the Plan was confirmed. As of September 30, 2004, our estimated remaining cash payments to settle pre-petition creditor claims were approximately $900 million.

The Plan also requires pursuant to Section 5.07 that the Board of Directors conduct a reasonable review of our cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. Accordingly, the Board of Directors commenced a comprehensive review and sought information and guidance from management and financial advisors to determine the amount of excess cash greater than $1 billion. Section 5.07 of the Plan further requires that any excess cash be utilized in accordance with our best business judgment to maximize shareholder value. On August 5, 2004, the Board of Directors completed its review and declared the amount of excess cash to be $2.2 billion. The Board of Directors decided to distribute a portion of the excess cash through a return of capital and declared a cash dividend of $0.40 per share payable on

September 15, 2004 to shareholders of record on September 1, 2004, resulting in payment of $127 million of dividends on our common stock. On October 15, 2004, the Board of Directors, pursuant to Section 5.07 of the Plan and continuing its distribution of the Company’s excess cash as a return of capital to shareholders, declared a cash dividend of $0.40 per share payable on December 15, 2004 to shareholders of record on December 1, 2004. We currently expect to continue to distribute a quarterly cash dividend until the excess cash is fully utilized. However, the amount and timing for future dividends is subject to the approval of our Board of Directors. In addition, if the excess cash is fully paid out to shareholders, any further dividends may be limited by the covenants in the indentures for the Senior Notes and, consequently, further dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding.

We expect our capital expenditures to be approximately $1 billion during 2004, of which approximately $650 million has been incurred through September 30, 2004. Our expenditures will focus on enhancements to the efficiency, functionality and reliability of our network operations, improvements in customer service and the development of additional value-added services. Included in our capital expenditures will be investments in multi-protocol label switching (“MPLS”) to support the convergence of our data and voice networks as well as investments in network security products and advanced applications features.

In 2004, our debt service obligations primarily consist of interest payments on the $5.7 billion principal amount of Senior Notes that were issued upon our emergence from bankruptcy. Interest on the Senior Notes is payable semi-annually on May 1 and November 1, beginning November 1, 2004, with interest accruing contractually from April 20, 2004. On November 1, 2004, we made the first interest payment of approximately $200 million on the Senior Notes. The Senior Notes consist of three separate issues with maturities of three, five and ten years. The current weighted average interest rate on the Senior Notes is 6.73%, resulting in annual interest payments of approximately $380 million.

The interest rates on the Senior Notes are subject to adjustment depending upon the ratings assigned to the Senior Notes by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”) as set forth in the indentures under which the Senior Notes were issued. We have been meeting with the agencies and currently expect ratings to be assigned by the end of the year.

The Senior Notes are subject to covenants that limit our ability to make certain cash distributions based on our cumulative net income or loss since the Issue Date. The impairment charges recorded during the third quarter of 2004 will not affect our ability or our current plans to continue to distribute excess cash pursuant to Section 5.07 of the Plan of Reorganization to our shareholders in the form of a quarterly dividend until such excess cash is fully utilized. The impairment charges may, however, restrict our ability to make further cash distributions to our shareholders under the Indentures.

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

Bank Facilities

As an additional source of liquidity during our bankruptcy, we entered into a Senior Secured Debtor-in-Possession Credit Facility (the “DIP Facility”). On the Emergence Date, there were no outstanding advances under the DIP Facility. We did have letters of credit outstanding under the DIP Facility. WorldCom had undrawn letters of credit that were issued under a $1.6 billion credit facility prior to our bankruptcy filing and Digex had letters of credit under a separate credit facility.

Upon our emergence from bankruptcy, the DIP Facility was terminated and approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into with JPMorgan Chase Bank,

Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). The Letter of Credit Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $150 million (the “Commitment”). In addition, we pay a facility fee under the Letter of Credit Facilities equal to .05% per annum of the amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities mature in April 2005. As of September 30, 2004, under the Letter of Credit Facilities, we had $124 million in letters of credit outstanding, $12 million in availability, and $14 million reserved for issuance. During the nine-month period ended September 30, 2004, we pledged $141 million in cash as collateral for our outstanding letters of credit of which $137 million of the cash has been classified as restricted cash in other current assets and $4 million has been classified as other long-term assets in the condensed consolidated balance sheet.

On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. None of the additional amount has been used as of the date of this filing.

We plan to arrange a revolving credit facility of between $500 million and $750 million to support our letter of credit requirements and as an additional source of liquidity. As a result, the revolving credit facility would replace the Letter of Credit Facilities.

Historical Cash Flows

For the nine-month periods ended September 30, 2004 and 2003, our consolidated cash flows were as follows (in millions):

	Successor Company	Predecessor Company
	Nine-Month Period Ended September 30,
	2004	2003
Cash Provided By (Used In):
Operating activities	$424	$2,683
Investing activities	(34)	(132)
Financing activities	(365)	129
Net cash flows from discontinued operations	(615)	(9)

Net (decrease) increase in cash and cash equivalents	$(590)	$2,671

Net Cash Flows Provided by Operating Activities

For the nine-month periods ended September 30, 2004 and 2003, net cash provided by operating activities was $424 million and approximately $2.7 billion, respectively and was comprised of the following (in millions):

	Successor Company	Predecessor Company
	Nine-Month Period Ended September 30,
	2004	2003
Net (loss) income	$(3,857)	$5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,583	1,720
Charges related to impairment of property, plant and equipment and intangible assets	3,513	—
Cumulative effect of a change in accounting principle	—	215
Minority interests, net of tax	—	(6)
Net realized gain on sale of investments	(5)	—
Bad debt provision	514	679
Loss on sale of property, plant and equipment	—	14
Gain on sale of assets held for sale	(9)	—
Deferred tax provision	(98)	3
Non-cash reorganization charges	—	312
Amortization of debt discount	114	—
Stock-based compensation expense	23	—
Loss (income) from equity investments	25	(8)
Other	(60)	181
Changes in assets and liabilities:
Accounts receivable	300	(206)
Other current assets	92	(42)
Non current assets	38	237
Accounts payable and accrued access costs	(787)	(353)
Other current liabilities	(991)	(54)
Other liabilities	29	(14)

Net cash provided by operating activities	$424	$2,683

Further, the following table identifies significant net changes in our working capital during the nine-month periods ended September 30, 2004 and 2003 (in millions):

	Successor Company	Predecessor Company
	Nine-Month Period Ended September 30,
	2004	2003
Cash Provided By (Used In):
Accounts receivable
Decrease in gross accounts receivable	$809	$559
Decrease in allowance for doubtful accounts, excluding effect of bad debt provision	(509)	(765)

Decrease (increase) in accounts receivable	300	(206)

Other current assets
Decrease (increase) in non-trade receivables	103	(38)
Increase in prepaid expenses	(18)	(57)
Other decreases	7	53

Decrease (increase) in other current assets	92	(42)

Decrease in non current assets	38	237

Total decrease (increase) in assets	$430	$(11)

Accounts payable and accrued access costs
Decrease in accounts payable	$(866)	$(162)
Increase (decrease) in accrued access costs	79	(201)
Other increases	—	10

Decrease in accounts payable and accrued access costs	(787)	(353)

Other current liabilities
Payment of SEC penalty	(500)	—
Decrease in advance billings and deferred revenue	(200)	(67)
(Decrease) increase in income taxes payable	(79)	7
Other (decreases) increases	(212)	6

Decrease in other current liabilities	(991)	(54)

Increase (decrease) in other liabilities	29	(14)

Total decrease in liabilities	$(1,749)	$(421)

For the nine-month period ended September 30, 2004, we generated $424 million in cash from operations. We had a net loss of $3.9 billion which included non-cash charges totaling approximately $5.6 billion comprised primarily of depreciation and amortization of $1.6 billion, impairment charges of approximately $3.5 billion, and bad debt provision of $514 million. The difference between our net loss and our non-cash charges was approximately $1.7 billion which was partially offset by a reduction of approximately $1.3 billion related to decreases in our assets and reductions in our liabilities.

Our liabilities decreased primarily due to the payments of approximately $1.1 billion of creditor settlements associated with our emergence. While the Plan estimated distributions of approximately $2.6 billion in cash, we have estimated that cash payments subsequent to Emergence will now approximate $2.0 billion. Therefore, we have estimated the remaining balance due to creditors to be $900 million. Additionally, our accounts payable and other current liability balances decreased by approximately $700 million from the payment of professional fees and due to lower accruals for salary and benefit costs as a result of our headcount reductions during 2004.

Our accounts receivable decreased $300 million during the nine-month period ended September 30, 2004 primarily due to our collection efforts, reduced billings and the collection of $253 million for the settlement of disputes related to fees earned from third party companies for calls that terminated on our network.

During the nine-month period ended September 30, 2003, we generated approximately $2.7 billion from operations. The generation of cash from operations was primarily the result of our net income of $5 million which included non-cash charges for depreciation and amortization of approximately $1.7 billion and $215 million for the cumulative effect of a change in accounting principle. Cash flows from operations during this period also benefited from our cost containment and restructuring initiatives that resulted in expense savings.

Net Cash Flows Used in Investing Activities

For the nine-month period ended September 30, 2004, net cash used by investing activities was $34 million. Capital expenditures for transmission and communications equipment, software development, and desktop computers were $650 million. Investing activities also included receipts of $144 million for the sale of network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Services, $37 million for the sale of Douglas Lake, $9 million from the sale of investments, and $400 million received from our sale of Embratel. In the nine-month period ended September 30, 2003, capital expenditures of $379 million were the primary use of cash and were partially offset by $247 million in proceeds from the sale of property, plant and equipment, resulting in net cash used of $132 million.

Net Cash Flows Used in Financing Activities

For the nine-month period ended September 30, 2004, net cash used by financing activities was $365 million and consisted primarily of $127 million for dividend payments, $141 million in cash collateral for the Letter of Credit Facilities and $38 million for repayments of capital leases. For the nine-month period ended September 30, 2003, net cash provided by financing activities was $129 million.

Net Change in Cash from Discontinued Operations

Net change in cash from discontinued operations in the nine-month period ended September 30, 2004 was $615 million and was primarily attributable to Embratel, which had a balance of $595 million as of December 31, 2003 that was removed from our consolidated balance sheet upon the consummation of the sale in July 2004.

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

Foreign Exchange Risk

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The accompanying condensed consolidated statements of operations include as a component of miscellaneous income (expense) net foreign currency translation gains of $17 million and $24 million for the three and nine-month periods ended September 30, 2004, respectively, compared to income of $69 million and a loss of $42 million, respectively, for the same prior year periods. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, increasing our foreign revenues when the dollar weakens and not correspondingly increasing our expenses.

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

We have evaluated the effectiveness of the design of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation has allowed us to make certain conclusions regarding the state of the Company’s disclosure controls and procedures as of September 30, 2004.

As part of our compliance efforts for Section 404 of The Sarbanes Oxley Act of 2002, significant efforts have been made to establish a framework to materially improve our internal controls. We have committed considerable resources to date to redesign, document and test the key internal financial controls of the Company.

Additional efforts will be necessary to remediate and retest certain deficiencies in our control environment and to become self-sufficient in this area. While our internal financial controls are improving, such improvements were not fully implemented and had not been fully tested as of September 30, 2004. As a result, the Company concluded that the effectiveness of its internal controls during this period was not sufficiently adequate to rely solely upon them for its financial reporting. Instead, the Company relied on compensating controls and procedures. Management has no reason to believe that the consolidated financial statements included in this report are not fairly stated in all material respects.

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

ERISA Litigation. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), the Company has pending a suit filed by one current and one former employee in federal court in California against the Predecessor Company and two of its former executive officers on behalf of a putative class of participants in the WorldCom 401(k) plan and its predecessor plans, claiming that defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) with respect to the administration of the plans by, among other things, misrepresenting the Predecessor Company’s financial results and by allowing plan participants to continue to invest in the Predecessor Company’s stock as one of their plan options. The following change with respect to this matter has occurred since the filing of the 2003 10-K.

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

The Settlement Agreement provides for the creation of a Settlement Fund consisting of the following: (1) approximately $47 million in cash, and (2) another potential amount between $450,000 and $4 million in a promissory note from former WorldCom, Inc. Chief Executive Officer, Mr. Ebbers. The cash will be put into the fund by the Company, Mr. Ebbers, and the Company’s fiduciary liability insurance carriers, both primary and excess. Our contribution to the settlement fund was approximately $23 million which was paid in September 2004.

The Settlement Agreement was approved by the Bankruptcy Court and an independent fiduciary for the 401(k) Plan. On October 15, 2004, Judge Cote approved the settlement.

State Tax. As disclosed in the 2003 10-K, in conjunction with the Predecessor Company’s bankruptcy claims resolution proceeding, certain states have filed claims concerning the Predecessor Company’s state income tax filings and its approach to related-party charges. The following change with respect to this matter has occurred since the filing of the 2003 10-K.

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

Triennial Review Order. As disclosed in the 2003 10-K, on March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) issued a decision which vacates and remands many key portions of the FCC’s Triennial Review Order that had established new federal rules governing local telephony competition. In particular, pursuant to challenges by the incumbent local exchange carriers (“ILECs”), the D.C. Circuit vacated the unbundling of local switching, which is a critical component of the unbundled network element platform (“UNE-P”) used to serve residential and small business customers. The D.C. Circuit’s decision also affirmed the portions of the FCC’s Order that had not required the ILECs to lease unbundled elements for the provision of broadband services. The following change with respect to this matter has occurred since the filing of the 2003 10-K.

Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision, the Solicitor General and the FCC declined to seek such review. On October 12, 2004, the Supreme Court denied the petitions. On remand from the D.C. Circuit, the FCC has commenced rulemaking proceedings with the goal of adopting new unbundling rules by December 2004 or early 2005. Until those new rules are in effect, the FCC has adopted interim unbundling rules (effective September 13, 2004) to maintain certain ILEC unbundling obligations under interconnection agreements as they existed prior to the D.C Circuit’s mandate. ILECs are challenging the interim rules in the D.C. Circuit as a violation of the D.C. Circuit’s decision and otherwise unlawful, though a ruling on their challenges is not expected in 2004.

Except as set forth above, there were no material changes in our legal proceedings as compared to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on April 29, 2004.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 14, 2004 the Company began trading its stock on The NASDAQ Stock Market. MCI stock trades on The NASDAQ National Market under the new symbol “MCIP”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended September 30, 2004, other than matters voted on by holders of the Company’s debt securities in the ordinary course of its bankruptcy proceedings.

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

Dated: November 4, 2004

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