Form 10-K
period 2004-12-31
MCI INC
filed 2005-03-16
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of common equity as of June 30, 2004, based on the average bid and asked prices of MCI common stock on such date of $14.43 per share was approximately $4.6 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities confirmed by a court.    Yes  ☒    No  ☐

As of February 28, 2005, there were 324,755,920 shares outstanding of MCI, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement in connection with the 2005 Annual Meeting (Part III)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following statements in this Annual Report (and in other statements oral or written made by us) are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements regarding possible or assumed future results of operations of our business, pricing trends, the markets for our services and products, anticipated capital expenditures, our cost reduction and operational restructuring initiatives, regulatory developments, or competition;

(ii) any statements preceded by, followed by, or that include the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects,” “should,” “could” or similar expressions; and

(iii) other statements regarding matters that are not historical facts.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading global communication companies, providing a broad range of services in over 200 countries on six continents. Each day, we provide Internet, data and voice communication services for thousands of businesses and government entities throughout the world and millions of consumer customers in the United States. We own and operate one of the most extensive communications networks in the world, comprising approximately 100,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. In addition to transporting customer traffic over our network, we provide value-added services that make communications more secure, reliable and efficient and we provide managed network services for customers that outsource all or portions of their communications and information processing operations.

We conduct our business primarily using the brand name MCI. References herein to “MCI,” “we,” “us,” “our” or the “Company” refer to MCI, Inc., a Delaware corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries and its predecessor. Our website address is www.mci.com, and we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished under Sections 13(a) or 15(d) of the Securities Act of 1934 as soon as reasonably practicable after we file the material with the Securities and Exchange Commission (“SEC”). Our principal executive offices are located at 22001 Loudoun County Parkway, Ashburn, Virginia 20147 (telephone number 703-886-5600).

Company Background

MCI’s predecessor was WorldCom, Inc., a Georgia corporation formed in 1983 (“WorldCom” or “Predecessor”). From its inception, WorldCom grew significantly as a result of numerous acquisitions. On December 31, 1996, WorldCom acquired MFS Communications, which owned UUNET, one of the world’s most extensive Internet backbone networks. On September 14, 1998, WorldCom acquired MCI Communications Corporation, one of the world’s largest providers of telecommunications services. On October 1, 1999, WorldCom acquired SkyTel Communications, Inc. (“SkyTel”), a leading provider of messaging services in the United States. On July 1, 2001, WorldCom acquired Intermedia Communications Inc. (“Intermedia”), a provider of voice and data services, and, as a result, a controlling interest in Digex, Incorporated (“Digex”), a provider of managed web and application hosting services.

These acquisitions, along with large capital expenditure programs, greatly expanded WorldCom’s network operations, its customer base, the range of services it provided and the capabilities of its sales, service and technical personnel. However, these acquisitions and capital expenditure programs contributed to a sharp increase in WorldCom’s outstanding debt, which was over $30 billion as of June 30, 2002.

On June 25, 2002, WorldCom announced that, as a result of an internal audit of its capital expenditure accounting, it was determined that its previously issued financial statements had not been prepared in accordance with accounting principles generally accepted in the United States. Following a comprehensive review, WorldCom restated its consolidated financial statements for the fiscal years ended December 31, 2000 and 2001 and for the first quarter of 2002. The restated 2000 and 2001 financial statements were audited by KPMG LLP (“KPMG”), which replaced Arthur Andersen LLP (“Andersen”) as WorldCom’s external auditors in May 2002.

On July 21, 2002, WorldCom and substantially all of its U.S. subsidiaries filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On April 20, 2004 (the “Emergence Date”), WorldCom’s plan of reorganization was consummated and WorldCom emerged from bankruptcy. On the emergence date, WorldCom merged with and into MCI whereby the separate existence of WorldCom ceased and MCI became the surviving company.

In addition to restating our consolidated financial statements and completing our plan of reorganization, we have made extensive changes in the composition of our senior management and our Board of Directors. Also, we have implemented numerous changes in our business processes, internal controls and corporate governance policies and procedures.

Merger with Verizon Communications

On February 14, 2005, Verizon Communications Inc. (“Verizon”), MCI and a wholly-owned subsidiary of Verizon (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, MCI will merge with and into the Verizon subsidiary (the “Merger”), with the Verizon subsidiary continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into MCI, with MCI as the surviving person.)

At the effective time and as a result of the Merger, MCI will become a wholly-owned subsidiary of Verizon and each share of MCI common stock will be converted into the right to receive (x) 0.4062 shares of Verizon common stock and (y) cash in the amount of $1.50 per share, which amount of cash and number of shares may be reduced pursuant to a purchase price adjustment based on MCI’s bankruptcy claims and for certain tax liabilities, on the terms specified in the Merger Agreement. The Merger Agreement also provides for payment of a special cash dividend in the amount of $4.10 per share (less the per share amount of any dividend declared by MCI during the period beginning on February 14, 2005 and ending on the closing date of the merger) of MCI common stock after the Merger Agreement is approved by the shareholders. All outstanding MCI stock-based awards at the effective time will be replaced by a grant of Verizon stock-based awards.

Consummation of the Merger is subject to customary conditions, including (i) approval by the shareholders of MCI, (ii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other federal, state or international regulatory approvals, (iii) absence of any law or order prohibiting the closing, and (iv) subject to certain exceptions, the accuracy of representations and warranties and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to each party’s business. In addition, Verizon’s obligation to close is subject to other conditions, including (i) absence of any pending U.S. governmental litigation with a reasonable likelihood of success seeking to prohibit the closing or to impose certain limitations, (ii) receipt of a bankruptcy order issued by the Unites States Bankruptcy Court for the Southern District allowing for the substitution of shares of Verizon common stock for shares of MCI common stock to satisfy certain bankruptcy-related claims, and (iii) receipt of an order issued by the United States District Court for the Southern District of New York relating to MCI’s Corporate Monitor and certain affirmative obligations imposed by prior order of the United States District Court for the Southern District of New York. The Merger Agreement contains certain termination rights for both MCI and Verizon, and further provides that, upon termination of the Merger Agreement under specified circumstances, MCI may be required to pay Verizon a termination fee of $200 million.

Consummation of the Merger will constitute a “Change of Control” under MCI’s outstanding Senior Notes due 2007, Senior Notes due 2009 and Senior Notes due 2014 (collectively, the “Senior Notes”), which will obligate the surviving person to make an offer to purchase the Senior Notes within 30 days after the effective time at a purchase price equal to 101% of principal amount plus accrued interest.

Our merger with Verizon, as well as other recently announced mergers and acquisitions, is occurring within a communications industry that has undergone significant changes in recent years. These changes include severe price competition resulting in part from excess network capacity due to overbuilding and the substitution of email, instant messaging and wireless telephone service for traditional wireline voice communications. Other important changes in our industry are the entry of new competitors, such as Verizon and the other regional Bell operating companies (“RBOCs”) into the long distance market, and cable television and other companies into the consumer telephony business. Also, there have been regulatory changes making it more difficult for competitive local exchange carriers like us to provide traditional telephone service, particularly to consumer customers, in competition with the RBOCs and other incumbent local exchange carriers. At the same time, technology changes are enabling the development of advanced networking services primarily based on Internet protocol (“IP”) communications and customer demand is increasing for such value-added services, including network management, application hosting and comprehensive security solutions.

We believe that consummation of our merger with Verizon will strengthen the services both companies provide and help the combined company better face the changing conditions within the communications industry. In addition, we believe that the combined company will have significant financial strength to maintain and improve MCI’s network as well as have enhanced capabilities to develop new value-added services, including sophisticated IP-based services. Furthermore, we believe that business, government and consumer customers will benefit from having improved access to a broad range of services, including wireless communication services and Internet, data and voice services provided through the combined global networks of MCI and Verizon. See “Risk Factors—The merger with Verizon may not occur or, if it does, may not provide all the anticipated benefits.”

On February 24, 2005, we received a revised proposal from Qwest Communications International, Inc. (“Qwest”) to acquire us. Our board of directors announced that it would conduct a thorough review of the Qwest proposal. On March 2, 2005, we announced our intention to engage with Qwest to review its February 24, 2005 proposal. This decision was made with the concurrence of Verizon. Subsequently, MCI and Qwest have been in ongoing discussions regarding Qwest’s proposal. These discussions are continuing as of the date of filing of this Annual Report on Form 10-K.

Strategy

We have developed the following four-part strategy based on our current competitive position, significant telecommunications and computing technological developments and the increasing demand for sophisticated services:

•	Achieve Undisputed IP Leadership

We have a strategically important position within the communications market due to the following:

—	Our IP network and expertise: We have one of the world’s largest and fastest IP networks. Our network is widely recognized as playing a critical role in the movement of Internet traffic and has been described in industry publications as the world’s most connected Internet backbone. Our expansive IP footprint, coupled with our direct interconnections, enables our customers to reach more destinations directly through our global IP backbone than any other communications provider. Adding to our competitive position is the extensive knowledge and experience we have developed in handling IP communications since the earliest days of the Internet.

—	Growth in Internet usage: Internet usage is continuing its rapid growth as a result of increasing availability of high speed broadband access, the decreasing cost of all types of Internet access, the expanding volume of informative and entertaining content, the continued rapid expansion in the use of email and instant messaging, and the ever increasing number of computers, telephones and other devices utilizing the Internet. Corporations and government entities have responded by developing additional applications to run over the Internet that allow communications and e-commerce transactions with customers, communications with employees, the transfer of data among offices and operating units and the transport of voice communications and digital media.

—	Convergence of communications onto the Internet: As the Internet continues to grow and evolve, the telecommunications market is shifting its focus from individual services based on distinct and separate circuit technologies to the convergence of voice and data services onto single networks. Also, for greater efficiency, simplicity and economy, corporations and governments are increasingly standardizing their applications and communication devices to operate on IP technology.

To capitalize on our current strategic position and to prepare for the progressively more sophisticated and expansive future IP needs of our customers, we are taking actions with the goal of achieving undisputed leadership in providing and enabling communications over the Internet. These actions include accelerating the convergence of all of our Internet, data and voice traffic onto a common IP backbone that will integrate our IP network with our existing frame relay, asynchronous transfer mode (“ATM”) and voice networks and will operate under a unified standard IP protocol. Around the perimeter of this common core IP network, we are adding multi-service edge devices to consolidate IP, data and voice traffic onto this network and also adding converged packet access to allow such traffic to use common access circuits. By converting to this converged IP architecture, we will have a common set of network systems for all forms of traffic that should produce cost savings for our customers and us, as well as further improve our flexibility and reliability in delivering services and enable rapid introduction of new services on a global basis.

In addition, we are modifying our network operating systems and information technology systems to enable greater ease, efficiency and effectiveness in customer use of our converged network. This involves our adopting unified systems to allow common network management, provisioning and billing. Also, we are modifying our data center architecture to share computing resources on a grid basis as well as developing processes for distributing applications to users on demand which will reduce costs and increase network security. Furthermore, we are enhancing the portal access to our information systems and building greater web services capability into these systems to enable our software applications and those of our customers to communicate and work together across our IP network.

•	Build Next Generation Services

We believe that new technology developments and changing customer preferences will drive the convergence of network communications and computing. In this environment, we expect that there will be opportunities to provide advanced services, such as grid computing in which computing, storage and software applications will be offered to customers as network utilities and made available on an as-needed basis.

In anticipation of this environment, we are developing next generation services and placing increased emphasis on the value-added services we currently provide to customers. For example, we have established centers of excellence for the enhancement and delivery of four types of services: managed network services; security services; contact center solutions; and web and application hosting. In addition, we are expanding and strengthening the range of service offerings for our customers by upgrading our own capabilities. Adding to our service capabilities is also likely to involve the formation of strategic partnerships with other firms having highly regarded expertise in specific areas or the acquisition of firms with special expertise, such as our recently completed acquisition of Network Security Technologies, Inc. (“NetSec”), a leading provider of managed security services. Consistent with the strategic emphasis we place on the Internet, we are also creating IP-based systems for the customer usage of these services. Furthermore, we are adding more field representatives with training and experience in network technology and engineering to improve the effectiveness of our sales programs and the delivery of value-added services.

Our objective is to be the leading communications company in enabling customers to do more with their computing and networking infrastructure and making them more effective in serving the needs of their customers. Consequently, we should earn stronger relationships with our customers on a strategic level and will be a more integral part of their communication and information systems. This will better position us to be the preferred supplier of both currently available and next generation value-added services.

•	Simplify How We Do Business

Simplifying how we do business has three objectives: enhancing sales effectiveness, improving customer satisfaction and increasing operating efficiency. We plan to achieve these objectives by strengthening the technical and sales skills of our customer-facing field representatives, empowering our branch sales offices to take more direct responsibility for developing and maintaining customer relationships, better aligning our corporate administrative and technical specialist personnel to support our business operations, establishing clear accountability for achieving business objectives, accurately measuring our success in achieving our objectives, and appropriately compensating our employees for the success that they achieve. In addition, we are changing our business processes, such as channeling the delivery of certain value-added services through centers of excellence and unifying and streamlining systems for sales, order entry, provisioning, billing, accounts receivable management and other similar functions.

Success in simplifying how we do business should result in better competitive positioning for us in the traditional telecommunications market and the emerging market for value-added services. It should also result in a lower cost structure and higher profit margins.

•	Improve Our Financial Structure

Improvements in our financial structure include reductions in our operating costs, with an emphasis on decreasing access costs, the expenses we incur for transmissions over other carriers’ networks. We are lowering our costs so that we are better positioned not only to offer our customers superior value in the network facilities and associated services they obtain from us, but also to earn a sufficient return on our investments. We believe our ongoing cost reduction efforts are appropriate because we anticipate continued pressure on market pricing.

Enhancements to our systems for measuring and reporting internal operating and financial results are also part of the improvements we are making in our financial structure. The focus of these enhancements is on our approach to fully allocating our costs among our individual business units so that comprehensive income statements are available to business unit managers and our executive management. With these fully allocated statements, we are better able to establish prices for the services we provide our customers, better align expense levels with revenue opportunities, identify cost cutting and profit improvement opportunities and improve the information used to make investment decisions. In addition, we are better able to establish accountability for business unit operating and financial results and more closely align internal goals and external financial measurements. With these enhanced internal reporting tools, our business should be more efficient and effective in serving the needs of our customers and generating returns for our investors. In addition, the business segment financial data included in the notes to our consolidated financial statements have been derived from these fully cost-allocated internal reports and will provide the external financial community with greater visibility and a clearer understanding of our performance.

Business Segments

We operate through three business segments, each of which focuses on specific customer groups:

•	Enterprise Markets serves large global corporate enterprises and government entities with complex communication requirements, conferencing customers, and MCI Services customers;

•	U.S. Sales & Service serves small to large domestic corporate customers as well as consumer customers and our SkyTel customers; and

•	International & Wholesale Markets serves businesses, government entities and telecommunications carriers outside the United States as well as our wholesale accounts.

We began operating under these three business segments in the second quarter of 2004. However, we determined that it was impracticable to restate our 2002 results into the new business segment structure and as such, those results are not presented. The tables below display revenues, operating (loss) income, and assets of our business segments for 2004 and 2003 (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003
Revenues:
Enterprise Markets	$4,811	$5,329
U.S. Sales & Service	9,076	11,115
International & Wholesale Markets	6,803	7,822

Total	$20,690	$24,266

Operating (Loss) Income:
Enterprise Markets	$(500)	$341
U.S. Sales & Service	(1,306)	636
International & Wholesale Markets	(1,385)	(317)

Total	$(3,191)	$660

	Successor Company
	As of December 31,
	2004	2003
Assets:
Enterprise Markets	$2,447	$3,744
U.S. Sales & Service	4,335	6,753
International & Wholesale Markets	4,200	8,904
Corporate	6,078	8,069

Total	$17,060	$27,470

All of our business segments offer Internet, data and voice services, as described below. The specific mix of the services offered by each of the three business segments reflects the communication needs of the customers served by the segment. For example, our services related to more complex and higher value-added Internet and data communications account for a more significant portion of the revenues from the accounts within the Enterprise Markets business segment and the larger commercial accounts within the U.S. Sales & Service segment than they do for our other customers. Similarly, revenues from the consumer accounts within the U.S. Sales & Service segment are derived almost entirely from voice services.

For the International & Wholesale Markets business segment, basic transport services account for a substantial portion of revenues. We have organized our international and wholesale account groups within this segment since the revenues and operating income, along with the associated management decisions, from one account group often impact the other account group. This is largely due to existence of arbitrage activity in the cross-border markets between tariffs and wholesale pricing for transport services.

For further information on the results of these business segments and information on the results of the business segments by which we previously aligned our business, see Note 22 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Internet Services

We offer not only a comprehensive range of alternatives for customers to access the Internet but also sophisticated value-added services that make Internet communications more economical, efficient, reliable and secure as well as easier, faster and more effective in conveying data, information and entertainment.

Access services are built around our global network providing connectivity in more than 2,700 cities in over 200 countries. We enable customers to access the Internet through dedicated broadband lines with speeds ranging from 768 kilobits per second to Gigabit Ethernet (equal to one billion bits per second) and up to OC-48 (2.5 billion bits per second). For customers using dial-up access, we have over two million modems located throughout the world. Once connected, the customer’s traffic is routed over our networks to the desired location, whether on our network or elsewhere on the Internet.

We also provide Internet-based virtual private networks (“VPN”) to customers desiring a high level of security when connecting their operating facilities, data centers, remote sites or mobile users over the public Internet. VPN services include encryption, bandwidth prioritization and centralized continuous monitoring and management. Customers utilizing these services are attracted to the combination of the low-cost public Internet network and the reliability and security we provide.

For high-volume customers that desire a more significant level of security and reliability for their VPN networks, we provide private Internet protocol (“PIP”) networks using multi-protocol label switching (“MPLS”) to deliver voice, data and video traffic. Our use of MPLS also enables customers to continue utilizing their existing non-IP data and voice networks as they transition over time to operating on standard IP.

In addition, we provide web hosting services that enable customers to outsource portions of their Internet operations so that they can more rapidly and cost-effectively provide online information and business transaction capabilities to their own customers and to employees, suppliers, investors and other interested parties. These services are provided through approximately 200 data centers, including over 40 special data centers that operate 24 hours a day with enhanced service levels. Our web hosting services include technical support and performance management for hardware, operating systems and applications. Other web hosting services include database management, server collocation, storage services, customized web site activity reporting, stress testing, firewall management, virus detection and elimination, and other enhanced security services.

To assist customers operating contact centers that receive Internet communications by email and web site contacts, we provide services for managing such contacts. These services include routing to balance the use of multiple contact centers or to direct contacts to agents with relevant knowledge and skills. Through using these services, our customers can increase the efficiency and effectiveness of their contact centers.

Data Services

We use our frame relay, ATM and IP networks to provide high bandwidth data transmission services over both public and private networks.

Frame relay services allow cost-effective and secure high-speed interconnection of data centers, local area networks, remote facilities, branch offices, point of sale terminals and other sites that send or receive data. Frame relay is a high-speed communications technology that divides the information into frames or packets. Through our frame relay switches strategically located in 47 countries and our correspondent relationships, we offer frame relay services in over 90 countries. In addition, our network access relationships with other communication companies enable customers to access frame relay locations in most countries in the world.

ATM services enable the integration of data, voice, video and multimedia communications over a single network. This consolidation of applications onto one network reduces network, equipment and operational costs. Through our ATM switches in 21 countries and interconnects with other data networks, we can extend ATM connectivity throughout most of the world.

For customers with high-volume data transmission requirements or the need for heightened levels of security or availability, we provide private line services in which a customer contracts for the use of a specific circuit on a dedicated basis. The private line connects directly to our network, thereby reducing originating access costs compared to using “switched” access that is shared among many network users. We offer dedicated circuits as Metro Private Lines between two points in a single metropolitan area, as well as Domestic Private Lines linking points within the United States and International Private Lines connecting points around the world.

For customers interested in creating, expanding, modifying or upgrading their networks, we provide network planning, design, implementation and optimization services. This may involve the configuration and installation of the customer’s equipment, the design of custom or dedicated network operating centers and security services, including firewalls, virus detection and elimination and the encryption of traffic over the customer’s network for added security. While the revenues from these activities are included in the data category within our business segment information in Note 22 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, these services also are provided for Internet and voice communication networks.

For customers that outsource all or portions of their communications operations, we provide a variety of managed network services. These services extend from the operation and maintenance of individual network devices to the complete management of sophisticated global networks. Activities conducted on behalf of our clients include network monitoring and trouble-shooting, on-site repair services and the management of applications such as e-mail and other business programs that are used across a business enterprise or government agency. As of December 2004, we managed over 2,900 customer networks, including approximately 200,000 individual devices located in over 120 countries. While the revenues from these activities are included in the data category within our business segment information, we also provide managed network services for Internet and voice communication networks.

Voice Services

Through our local, long distance and international voice communication services, our customers can call to anywhere in the United States and to virtually any telephone number around the world. High-volume customers are connected to our global voice network through dedicated access lines, while lower volume customers are connected through switched access provided either by us or by an incumbent local exchange carrier.

Besides traditional telephone service, we also offer a range of enhanced voice communication services. For customers operating contact centers, these services include routing for work load balancing among multiple contact centers and among individual agents, as well as routing to match inbound calls with appropriately skilled agents. Other services include voice recognition and speech automation to facilitate contacts or to enable automated telephone access to databases and other electronic information services. During 2004, over 1.4 billion minutes per month of enhanced voice calls were handled through these services provided by MCI Services.

Another of our enhanced voice communication services is conferencing. We provide audio and video teleconferencing on both an automated basis and a moderator-assisted basis. In addition, we provide web-based audio and video conferencing hosted over the Internet and operate conferencing centers in the United States, the United Kingdom and Hong Kong.

Other voice communication services that we offer include calling cards, prepaid phone cards, toll-free services, voice messaging, speed dialing, caller identification, call waiting, call forwarding, three-way calling and information service access.

Sales and Marketing

We have organized our sales and marketing personnel by the customer segments that they serve. Approximately 7,600 sales and service representatives serve the mid and large-size corporate and government customers of our Enterprise Markets and U.S. Sales & Service business segments. These representatives include highly trained and experienced network engineering, technology and operations experts, as well as specialists in specific services and applications. Some of these representatives have long-standing relationships with specific customers and their understanding of customer communication needs is a key aspect of our market strategy.

The majority of our sales and service representatives are located in our commercial branch organization, which consists of 85 sales offices organized under 46 branches and overseeing over 60,000 customers. For our larger customers, we have dedicated teams that serve their needs on a full-time basis. For small businesses, we sell primarily through telemarketing and sales agents and presently have approximately one million small business customers.

For our corporate and government customers with sophisticated communication systems and complex service requirements, we have established MCI Services. Within MCI Services, we have organized centers of excellence that are responsible for the development and delivery of the following services: managed network services, security services, contact center solutions and web and application hosting. These specialized groups provide comprehensive telecommunications industry expertise and broad understanding of network technology to solve customer problems and facilitate successful execution of their business operations. In addressing a customer’s specific needs, MCI Services integrates specialized knowledge inside of our company with highly regarded firms outside of our company that have leading positions in relevant technical areas. We aim to deliver value-added solutions, strengthen our relationships with customers and integrate our problem-solving capabilities into the customer’s internal business process.

For our consumer customers, we utilize a variety of sales channels according to the types of services being offered. Our consumer subscription services consist of local, long distance and international calling, operator assisted calling, inbound toll-free services, calling card services, collect calling and Internet access. At present, we have over seven million consumer customers for our long distance subscription service, and over three million of these customers also subscribe to our local telephone service. The primary sales channel for subscription services has been telemarketing by our own employees as well as third party telemarketing firms. Due in part to the implementation of do-not-call lists limiting the telephone numbers accessible by telemarketing and regulatory actions that have decreased the profitability of these services, we have decreased our telemarketing activities and expect further decreases during 2005.

In selling subscription services, we also use our customer service centers, some of which our employees operate and some of which are outsourced to third party firms. To increase effectiveness in assisting consumers and selling additional subscription services, our customer service operates 24 hours a day and provides customer support in ten languages. The other sales channel that we use to sell subscription services to consumers is direct response marketing, which includes direct mail, on-line marketing and use of marketing partners to offer customers unique awards and benefits.

For the marketing to consumers of pre-paid calling cards that are sold on a transaction basis rather than as subscription services, we distribute through retailers, often using co-branded or retailer branded cards. Our other transaction services are dial-around telephone services like 1-800-COLLECT, and we utilize direct response marketing.

Outside the United States, we offer our services solely to businesses, government entities and telecommunications carriers. For these international customers, we have approximately 2,500 sales and service representatives located in regional offices in 76 countries.

For our wholesale customers in the United States, which consist of Internet access providers, other telecommunication carriers and communication service resellers, we employ approximately 225 sales and service representatives. For our wholesale customers outside the United States, we utilize sales and service representatives located in our international regional offices.

Network

We own and operate one of the world’s largest and most sophisticated networks for Internet, data and voice communications. On a typical day, our network processes billions of messages, including one petabyte (equal to one quadrillion bytes) of data and approximately one billion minutes of voice communications. The network described within this section is utilized by each of our three business segments.

Our long-haul network consists of approximately 100,000 route miles of fiber-optic cable that is capable of transporting traffic at speeds of 10 gigabits (10 billion bits) per second and connects with other networks around the world. Our IP network is one of the world’s largest and fastest, with connectivity to more than 2,700 cities in more than 200 countries across six continents. We also operate global frame relay and ATM data networks.

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

As part of our overall network, we have an extensive metropolitan network of over 13,000 route miles serving customers in all major United States and key international cities. We have local-to-global-to-local connectivity to over 100,000 buildings (with over 8,000 buildings directly connected to our network and approximately 92,000 indirectly connected). Deployed in business centers throughout the United States, Western Europe, the United Kingdom, Japan, Australia and Singapore, our local networks are constructed using closed-loop self-healing fiber rings.

In addition to land-based network facilities, we own or lease fiber optic capacity on most major intercontinental undersea cable systems in the Atlantic and Pacific Ocean regions. We also own and operate 27 gateway satellite earth stations that enhance our ability to offer Internet, data and voice communications to and from locations throughout the world.

In view of the substantial capacity of our networks and the slowdown in telecommunications spending by customers in recent years, we have focused our network planning and engineering efforts on further improving reliability and efficiency rather than expanding network capacity. Through these efforts, we believe that we have achieved service levels that lead the telecommunications industry.

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

As part of our strategy of achieving undisputed IP leadership, we are further upgrading our backbone network. First, we are planning to convert 32,000 route miles to an Ultra-Long Haul (“ULH”) network, with 5,000 route miles converted by the end of 2005. Converting to ULH will reduce network elements by approximately 70%, increase reliability, lower transport costs and can enable wavelength services such as grid computing and data center mirroring. Second, as part of converging all of our network traffic onto a common IP backbone, we are adding multi-service edge devices that consolidate IP, data and voice traffic onto our high-speed IP network. Third, we are implementing converged packet access (“CPA”), with the initial deployment expected in 2005. CPA enables the delivery of IP, data and voice traffic via common access circuits and will reduce our access costs, improve operating efficiency and enable us to provide our customers with scaleable bandwidth on demand. Fourth, as part of our IP convergence, we are beginning to modify our traditional voice switches to advanced call processing Soft Switches that can simultaneously handle both circuit-based voice traffic as well as voice-over-IP (“VoIP”) traffic. VoIP divides voice communications into digital packets and, instead of using a dedicated circuit, the individual packets seek the most efficient route over multiple transmission lines within IP networks before being reassembled at the destination point. The packet basis of VoIP and the IP focus of our network enhancements are allowing us to develop additional services, including electronic numbering (“ENUM”) services that enable traditional telephone calls and VoIP communications to interwork seamlessly and session initiated protocol (“SIP”) services that enable customers to communicate regardless of the communication device they use or where they are located.

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

Our competitors include the following:

•	regional phone companies, such as Verizon, SBC Communications, BellSouth Corporation and Qwest, which are permitted to offer long distance and other services;

•	other telecommunications companies, such as AT&T, Sprint and Level 3 as well as numerous competitive local exchange carriers;

•	wireless telephone companies, such as Verizon, Cingular, Sprint, Nextel, T-Mobile, and ALLTEL which have increased their network coverage, improved service quality, lowered prices and gained market share from providers of wireline voice communications;

•	cable television companies, such as Comcast and Cox, which are offering high-speed Internet access and expanding their offerings of voice telephony services; and

•	equipment manufacturers, such as IBM, which may provide consulting and outsourcing services in addition to producing telecommunications devices and systems.

Internationally, we compete primarily with incumbent telephone companies, some of which have special regulatory status and exclusive rights to provide certain services and have historically dominated their local markets. We also compete with other international service providers, some of which are affiliated with incumbent telephone companies in other countries.

While there has been a long history of mergers and acquisitions within the communications industry, several proposed combinations have been announced recently. These include the December 15, 2004 announcement of a merger between Sprint and Nextel, the January 10, 2005 announcement of ALLTEL’s agreement to purchase Western Wireless and the January 31, 2005 announcement by SBC Communications of its proposed purchase of AT&T. We are also planning to participate in the industry consolidation that is occurring and, on February 14, 2005, we announced our agreement to merge with Verizon. See “Merger with Verizon Communications.”

Employees

As of December 31, 2004, we employed approximately 40,000 full and part-time employees. Compared to other companies in the telecommunications industry, we have few employees who are represented by labor unions. As of December 31, 2004, we had 292 union employees, which is equal to less than 1% of our total employees.

As of December 31, 2004, our Enterprise Markets unit employed approximately 8% of our total employees, U.S. Sales & Service employed 33%, International & Wholesale employed 17% and approximately 42% were employed in our network operations, systems engineering and corporate functions. Approximately 82% of our total employees are located in the United States and 18% are located outside of the United States.

Regulation

We are subject to varying degrees of federal, state, local, and international regulation. In the United States, our telecommunications subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. Generally, our telecommunications subsidiaries must be licensed separately by the public utility commission (“PUC”) in each state to offer local exchange and intrastate long distance services. No PUC, however, subjects us to rate of return regulation. Nor are we currently required to obtain authorization from the Federal Communications Commission (“FCC”) for installation or operation of our network facilities used for domestic services, other than licenses for specific multi-channel multipoint distribution services (“MMDS”), wireless communications services, terrestrial microwave, and satellite earth station facilities that utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of our international facilities and services. We are subject to varying degrees of regulation in the foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. No assurance can be given that changes in current or future regulations adopted by the FCC, state, or foreign regulators or legislative initiatives in the United States or abroad would not have a material adverse effect on us.

The FCC’s Local Competition Rules. In August 1996, the FCC established nationwide rules pursuant to the Telecom Act, designed to encourage new entrants to compete in local service markets through interconnection with the incumbent local exchange companies (“incumbent LECs” or “ILEC”), resale of incumbent LECs’ retail services, and use of individual and combinations of unbundled network elements (“UNEs”) owned by the incumbent LECs. “Network elements” are defined in the Telecom Act as any “facility or equipment used in the provision of a telecommunications service,” as well as “features, functions, and capabilities that are provided by means of such facility or equipment.” UNEs are network elements provided on an unbundled, or separately priced, basis. The FCC makes certain network elements available on an unbundled basis after considering at a minimum whether the failure to provide those network elements would impair the ability of the telecommunications carrier seeking access to provide the services that it seeks to offer. One combination of UNEs, known as the unbundled network element platform (“UNE-P”), encompasses all the elements necessary to provide local telephone service. As a competitive local exchange carrier (“competitive LEC” or “CLEC”), MCI relies upon the UNE-P combination to provide local services to mass market customers. Small and medium-sized business and enterprise customers, on the other hand, can be served via UNEs such as unbundled loops and unbundled transport, although our service platforms for such companies occasionally include a UNE-P component. Substantial reduction in incumbent LEC unbundling requirements, including increased pricing for existing UNE-P arrangements and prohibitions on new UNE-P arrangements, as well as restrictions on the availability of unbundled loops and transport, limits our future range of options in provisioning local services to customers.

The FCC’s 1996 Local Competition Rules were reviewed by the appellate courts, as were two subsequent decisions establishing incumbent LEC unbundling obligations. Most recently, on March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) issued a decision that vacated and remanded key aspects of the FCC’s February 2003 Triennial Review Order, which had generally preserved the availability of unbundled switching, which is a required component of UNE-P, and the availability of loop and transport facilities at certain capacity levels. The court’s decision also affirmed the portions of the Triennial Review Order that had not required incumbents to lease unbundled elements for the provision of broadband services. The Supreme Court declined to grant the petition for certiorari filed by the competitive industry, thereby assuring that the D.C. Circuit’s decision will remain intact.

On remand from the D.C. Circuit, the FCC released on February 4, 2005, its Triennial Review Remand Order, which establishes new rules effective March 11, 2005, concerning the incumbent LECs’ unbundling obligations. In this decision, the FCC prohibited new UNE-P arrangements and established a twelve-month transition period for existing UNE-P arrangements. The FCC also curtailed the availability of some cost-based UNE access to DS-1 and DS-3 loops and transport. The transition periods will allow MCI to continue to serve our embedded base of UNE-P customers with rate increases; however, it might mean that no new UNE-P customers can be added at cost-based rates. The FCC directs parties to implement the new rules in their interconnection agreements and to complete change of law proceedings within twelve months of the transition date. The FCC’s rules do not purport to nullify existing agreements. To the limited extent that the final rules do preserve the unbundling of loops and dedicated transport at the DS-1 and DS-3 capacity levels, ILECs have filed challenges to those rules in the D.C. Circuit, including asking the court to deny CLECs the ability to convert special access circuits to UNEs, which would further drive up CLEC costs. CLECs have likewise filed appeals of the final rules, and these appeals might challenge the elimination of UNE-P among other possible challenges. The FCC also set aside the “qualifying service” interpretations of the Triennial Review Order, but prohibited the use of UNEs for the exclusive provision of telecommunications services in the mobile wireless and long distance markets. The FCC also determined that in the context of the local exchange markets, a general rule prohibiting access to UNEs whenever a requesting carrier is able to compete using an ILEC’s tariffed offering was inappropriate. As a result of such rules, we have been forced to raise residential phone service prices in some markets and may be forced to pull out of others, and have reduced our sales efforts pending clarity of our future pricing structure.

“Do Not Call” Registries. The Telephone Consumer Protection Act of 1991 authorized the FCC to create a national database of residential telephone numbers to which, with limited exceptions, companies would be prohibited from placing telemarketing calls. In 1992, the FCC declined to establish such a database, instead requiring carriers to create their own “Do Not Call” lists. In September 2002, the FCC initiated a rulemaking proceeding to revisit its previous decision. In December 2002, the Federal Trade Commission (the “FTC”) issued rules establishing a national Do Not Call registry. On July 3, 2003, the FCC also issued rules establishing a national Do Not Call registry. As of December 2004, over 60 million telephone numbers had been registered with the Do Not Call registry. Numerous states have enacted similar legislation requiring their state agencies to create such registries on a state-wide level. Because telemarketing has been our primary consumer sales acquisition tool, to the extent that the FCC’s adoption of such a registry affects the number of households to which we can place telemarketing calls, our sales will be affected.

Inmate Telephone Services. A group of alternative inmate service providers has filed two petitions with the FCC requesting that the FCC examine the telephone services provided to prison inmates. We provide a significant amount of interexchange collect call operator services to inmates and, if the petitions are granted, these proceedings could negatively impact our revenues.

Access Charges. Certain incumbent LECs have challenged the method we use to calculate the amount of switched access charges owed by us for Percentage of Interstate Use. If the incumbent LECs’ challenges are upheld, these proceedings could negatively impact our costs.

Voice over IP. The FCC has opened a proceeding on the regulatory framework that will apply to various VoIP services and will address the extent to which switched access charges will apply to VoIP traffic. The outcome that the FCC reaches on these issues could have a material impact on MCI’s business.

Suspension by the State of New Jersey. Effective February 9, 2004, the State of New Jersey (the “State”) suspended us from entering new State contracts. As a result of this action by the State, our name was removed from the State’s automated bidders list and was listed in the State Disqualification Report. The suspension was lifted on May 10, 2004.

International Regulation. We are subject, through our international operations, to regulations by foreign countries. These regulations are often as demanding as the requirements imposed on incumbent telephone companies, which frequently enjoy special regulatory status. We have played an active role in regulatory proceedings throughout Europe, at both the national and European Union levels, in an attempt to persuade regulators to impose measures that would reduce leased line costs and ensure timely delivery. Although many of the foreign countries where we operate are liberalizing their telecommunications markets, either as a result of domestic legislation or by virtue of international commitments, we are not certain as to the timing or continuation of these initiatives or as to whether we will benefit from such liberalization.

Overseas Fixed-to-Mobile Termination Rates. An increasing percentage of our U.S.-originated international voice calls terminate to mobile phones overseas. In addition, our overseas affiliates in a number of countries in Europe and in Asia originate voice calls, and a large proportion of these calls also terminate to mobile phones overseas. In both cases, we ultimately rely on a mobile operator, to whom we directly or indirectly pay mobile termination fees, to connect the call to the mobile operator’s customer.

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

RISK FACTORS

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our results of operations, cash flows, and financial condition.

We face substantial competition that has resulted in pricing pressures and reduced revenues

There is substantial competition in the telecommunications industry, which has caused pricing pressure and reduced revenues. Rapid technological advances, product substitution and deregulation have all contributed to the increasingly competitive atmosphere. We expect competition to intensify due to the efforts of competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services.

We have a variety of competitors, including:

•	regional phone companies, such as Verizon, SBC Communications, BellSouth Corporation and Qwest, which are now offering long distance and other services;

•	other telecommunications companies, such as AT&T, Sprint, Level 3 and numerous competitive local exchange carriers;

•	VoIP providers, such as Vonage;

•	wireless telephone companies, such as Verizon, Cingular, Sprint PCS, Nextel, T-Mobile, and ALLTEL, which have increased their network coverage, improved service quality, started to provide bundled wireless products and lowered prices to end users. As a result, customers are beginning to substitute wireless services for basic wireline service causing these companies to gain market share from providers of wireline voice communications. Wireless telephone services can also increasingly be used for data transmission;

•	cable television companies, such as Comcast and Cox, which are offering high-speed Internet access and expanding their offerings of voice telephony services; and

•	equipment manufacturers, such as IBM, and other system integrators which provide consulting and outsourcing services that may compete with us in the new products and services that we are offering.

These factors could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

In recent months, there has been an increased trend towards consolidation in the telecommunications industry, as reflected in announced mergers involving two of our principal competitors, the mergers of Sprint with Nextel and AT&T with SBC Communications, and our pending merger with Verizon. While we expect our pending merger, once consummated, to strengthen our ability to compete, this consolidation trend will also strengthen the resources available to these other competitors, allowing them to offer larger bundles of services and reducing their cost structure.

Outside the United States, we compete with the incumbent telephone companies, some of which still have special regulatory status and exclusive rights to provide services, and virtually all of which historically dominated their local, long distance and international services business. These companies have numerous advantages, including existing facilities, customer loyalty and substantial financial resources. We may be dependent upon obtaining facilities from these incumbent telephone companies. For example, we require interconnection with the incumbent operator’s network in order to provide ubiquitous service for our customers. Without interconnection, our customers would not be able to contact customers of the incumbent operator. We also compete with other service providers, many of which are affiliated with incumbent telephone companies in other countries. Typically, we must devote extensive resources to obtain regulatory approvals necessary to operate overseas and then to obtain access and interconnection with the incumbent’s network on a non-discriminatory basis.

Our ability to improve our operating results depends, in large part, upon our ability to successfully introduce new services at favorable prices while controlling our costs

To counter the impact of any continuing price declines in our industry, our strategy is to take advantage of technological developments, particularly utilization of Internet Protocol, to expand network traffic, offer new bundles of managed products and services at favorable prices, simplify our network and associated costs and enable traditional transport on a more favorable basis. Adoption of our strategy will require incremental capital expenditures and continued efforts to reduce our access and other costs to secure the benefits of our efforts. There are substantial risks that we will not be able to successfully implement these strategies or do so on favorable terms or on favorable terms that we can sustain. Among other things, our competitors may pursue the same strategies and may compete in terms of pricing that is itself subject to decline. Even if our strategy is successful, we cannot assure you that it will be sufficient to counter continuing price declines in our other revenues.

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

To access certain of our customers, we rely upon the cooperation of established local telephone companies

As a participant in the competitive local telecommunications services industry in the United States, we rely on the networks of established telephone companies or those of competitive local exchange carriers for some aspects of transmission. Federal law requires most of the established telephone companies to lease or “unbundle” elements of their networks and permit us to purchase the call origination and call termination services we need, thereby decreasing our operating expenses. However, as a result of recent litigation concerning portions of the FCC’s Triennial Review Order that required the unbundling of switching, which is a critical component of UNE-P, the FCC has determined that beginning in 2006, certain discounts provided to us by the established telephone companies will cease. We are continuing to evaluate how the anticipated rise in UNE-P access costs will impact our ability to profitably provide Mass Markets subscription services, and the cost increase may force us to withdraw from certain markets. As a result, new local service account installations and revenue may decrease from current levels in future periods. These regulatory changes will also increase costs for our other business segments as well and could adversely affect our competitive position in these segments.

In most of our international operations, we are competing with incumbent telecommunications operators from whom we require services and support. For example, we require interconnection with the incumbent operator’s network in order to provide ubiquitous service for our customers. Without interconnection, our customers would not be able to contact customers of the incumbent operator. There can be no assurance, however, that interconnection (or other services) will be provided by the incumbent operator in a timely manner or that the terms and conditions of any proposed interconnection, particularly the cost, will not have an adverse effect on our local operations.

Government regulation of our businesses significantly impacts our business

We are subject to varying degrees of federal, state, local and international regulation. In the United States, our subsidiaries are most heavily regulated by the states, especially for the provision of local exchange services. We are also subject to varying degrees of regulation in foreign jurisdictions in which we conduct business, including authorization for the installation and operation of network facilities. We consider regulatory developments impacting our “last mile” access to customers (such as access to various network elements for both our business and mass market customers permitting call origination and termination services), intercarrier compensation arrangements and the manner in which we are permitted to offer advanced IP-based services as being the most critical to our success. Changes in current or future regulations adopted by the FCC, state or foreign regulators or legislative initiatives in the United States or abroad could have a material adverse effect on us by restricting our ability to price or offer our products and services and/or otherwise placing us at a competitive disadvantage. For additional information, see “Item 1—Regulation.”

In addition to the regulation of our business by the FCC, the FTC has introduced “Do Not Call” registries that permit consumers to request that they not be contacted by telemarketers. In addition, numerous states have enacted similar legislation requiring their state agencies to create such registries on a state-wide level. Such registries are the subject of litigation but could have a material adverse effect on telemarketing, which is one of our principal sales and marketing initiatives.

Telecommunications industry trends have materially and adversely impacted our revenues and cash flows

In 2001, the business environment for the telecommunications industry deteriorated significantly and rapidly. This environment has remained weak through 2004, primarily due to:

•	the general weakness in the U.S. economy, which was exacerbated by the events of September 11, 2001 and concerns regarding terrorism;

•	pressure on prices due to substantial competition; and

•	failure of many companies to meet forecasted demand, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many telecommunications customers.

As a result of these trends, our revenues have declined from $28.5 billion in 2002 to $20.7 billion in 2004. We have a history of losses and may be unable to achieve and maintain profitability. We expect these trends to continue, including reduced business from financially troubled customers and downward pressure on prices. These trends could continue to have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our prospects will depend in part on our ability to control our costs while maintaining and improving our service levels

In light of our declining revenues, we continue to seek ways of reducing access costs, reducing expenses and limiting our capital expenditures to maintenance and success-based projects as much as practicable while we pursue enhanced revenue opportunities. Our recent cost reductions were attributable to our efforts, aided by the nature of bankruptcy proceedings. However, our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years and we are undertaking new projects in furtherance of our IP-based strategies. Our prospects will depend in part on our ability to continue to control costs and operate efficiently, while maintaining and improving our existing service levels. The most substantial cost we must control is our access cost, which is the cost we must pay to other telecommunications providers to initiate or terminate traffic on their networks. Although we are able to attempt to influence these costs through, for example, influencing regulatory measures, these costs are not fully within our control. Regardless of the state of the economy, everyday business costs and the cost of access will continually be a concern for our business. If we cannot continue to control our costs, there could be a material adverse effect on our business, operations, cash flows and financial condition.

We are subject to distinct risks relating to our international operations

For the year ended December 31, 2004, 19% of our revenues were derived from our international operations. Accordingly, our business is subject to risks inherent to international operations, including:

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

Our future growth may include additional acquisitions that may not be successfully integrated and may not achieve expected benefits.

Acquisitions to fill out our product offerings are a component of our growth strategy. Consistent with this strategy, we continue to engage in discussions with, and evaluate, potential acquisition targets, some of which may be material and require significant cash outlays, although we currently have no binding definitive agreements for any significant acquisitions. In the future, we may acquire other businesses. As a result of these acquisitions, we may need to utilize our available cash or seek additional financing (which could adversely affect our financial condition) and integrate product lines, dispersed operations and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage future acquisitions could harm our operating results.

We depend in large part on the efforts and integrity of our key personnel. Retaining key personnel is vital for our business, and there is no guarantee we can keep such personnel

Our future success largely depends on the continued employment of certain of our key personnel, any of whom could terminate their employment at any time. In addition, in response to the conduct of the former WorldCom management and WorldCom’s accounting fraud and practices, we have undertaken to conduct our businesses at the highest ethical levels and in accordance with stringent practices embodied in our charter and our by-laws. Ultimately, for us to succeed, we will need to continue to employ and retain personnel of integrity and skill. We can offer no assurance that we will not lose key personnel and this could have a material adverse effect on our business and operations.

Historical financial information for our predecessor is not comparable to our own after emergence from bankruptcy

We adopted fresh-start reporting under the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” (“SOP 90-7”) as of December 31, 2003. Upon adoption, our reorganization value was $14.5 billion and was allocated to our assets and liabilities. Our assets were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS No. 141”) and liabilities were recorded at the present value of amounts estimated to be paid. In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the plan of reorganization. The adoption of fresh-start reporting had a material effect on our consolidated financial statements. As a result, our consolidated balance sheets as of December 31, 2004 and 2003 included elsewhere in this Annual Report on Form 10-K and our consolidated financial statements published for periods following December 31, 2003 are not fully comparable with those related to prior periods. This situation may make it difficult to properly evaluate an investment in our company.

The practices of our predecessor and former management continue to be scrutinized, and the results of this scrutiny may have a material and adverse effect on us

As a result of the financial fraud committed by, and the operating practices of, some of WorldCom’s former officers and employees and its bankruptcy reorganization, we have been the subject of various civil and criminal investigations by the SEC, the FCC, the U.S. Attorney’s Office, various state attorney generals and other governmental entities into our accounting and related controls, call routing practices, payment of state income taxes and other matters. As a result, our senior management team and Board of Directors have been required to devote substantial time to the resolution process for these investigations and related matters. We continue to engage in dialog with these government agencies in order to reach reasonable conclusions to these investigations, but we cannot predict what the specific resolution for each of these investigations may be. In addition to penalties that have been announced to date, it is possible that we will be required to pay other material fines, consent to additional injunctions on future conduct, conduct business with government agencies under restrictive terms, or lose our ability to conduct such business or suffer other penalties, each of which could have a material adverse effect on our business, financial condition and liquidity. In addition, we continue to be the subject of continuing scrutiny and negative publicity focused on these subjects, and this scrutiny and negative publicity may impact the terms under which, and whether, customers and suppliers continue to do business with us and may affect the tone of our dealings with regulators and others.

We have been actively working to improve our internal controls and procedures, but there can be no assurance that new material weaknesses in our internal controls will not be identified

Through reports and letters generated by our auditors, examiners and court-appointed monitors and a special committee of WorldCom’s Board as part of WorldCom’s bankruptcy, a substantial number of material weaknesses and problems were identified in our internal controls and procedures and corporate governance. We have made significant efforts to establish a framework to improve our internal controls over financial reporting. While our internal controls over financial reporting are significantly improved, management has identified a material weakness in internal control over accounting for income tax and has also identified certain other areas that it believes should be further enhanced. See “Item 9A—Controls and Procedures.” Any failure by us to have appropriate controls or to comply with the other high standards for corporate governance that we have established for ourselves could materially and adversely affect our company.

We continue to be subject to significant pending litigation, which if adversely determined could have a material and adverse effect on our operating licenses, liquidity and financial condition

We are party to significant litigation, which is described in more detail in “Item 3—Legal Proceedings.” If any of these proceedings is decided against us, we could be subject to substantial damages or other penalties. These penalties and other effects of litigation could have a material adverse effect on our operating licenses, liquidity and financial condition.

We have a significant amount of debt and other payment obligations, which could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

As of December 31, 2004, we had total indebtedness of approximately $5.9 billion. In addition to our indebtedness, we are required to make substantial additional payments in settlement of bankruptcy claims. As of

December 31, 2004, our estimated remaining cash payments to settle pre-petition creditor claims were approximately $0.8 billion. However, that estimate is based on various assumptions and reflects our judgment based upon our prior pre-petition claims settlement history and the terms of our plan of reorganization and, if these assumptions prove incorrect, actual payments could differ from the estimated amounts.

The level of our indebtedness and other liabilities could have important consequences, including:

•	limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt and settling outstanding claims;

•	limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions; and

•	limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally.

Covenants in our debt instruments prohibit us from engaging in certain activities, which we might otherwise wish to pursue

The indentures relating to our Senior Notes impose restrictions on our operations and financial transactions that we may wish to pursue. These restrictions will affect, and in many respects limit or prohibit, among other things, our and our subsidiaries’ ability to incur additional indebtedness; make investments; sell assets; declare or pay dividends or other distributions to shareholders; and repurchase equity interests. The restrictions contained in the terms of each of these debt instruments, as well as the terms of other indebtedness we may incur from time to time, could limit our ability to plan for or react to market conditions or meet capital needs, or otherwise restrict our activities or business plans. These restrictions could also adversely affect our ability to finance our operations or other capital needs, or to engage in other business activities that would be in our interest.

The merger with Verizon may not occur or, if it does, may not provide all the anticipated benefits

We must obtain shareholder approval and certain approvals and consents in a timely manner from federal, state and foreign agencies prior to the completion of the merger with Verizon. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the Merger Agreement, then we or Verizon will not be obligated to complete the merger. The governmental agencies from which we will seek these approvals have broad discretion in administering the governing regulations. As a condition to approval of the merger, agencies may impose requirements, limitations or costs that could negatively affect the way the combined company conducts business. These requirements, limitations or costs could jeopardize or delay the completion of the merger. If we and Verizon agree to any requirements, limitations or costs in order to obtain any approvals required to complete the merger, these requirements, limitations or additional costs could adversely affect the two companies’ ability to integrate their operations or reduce the anticipated benefits of the merger.

If we are able to consummate the merger, we expect to achieve various integration benefits. Achieving the anticipated benefits of the merger will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company. Any inability of management to integrate successfully the operations of our two companies could have a material adverse effect on the combined company.

If we are unable to consummate the merger, we would continue to be exposed to the general competitive pressures and risks in the industry described above, which could be increased if certain of the other recently announced mergers in the communications industry are consummated, strengthening the competitive position of some of our competitors.

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

As of December 31, 2004, properties used by us that are significant to our operations are as follows:

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

We also own or lease other office facilities for sales, maintenance and administrative operations in the markets in which we operate. We had approximately 20 owned and 240 leased facilities as of December 31, 2004, including approximately 85 leased properties in international markets. The leases generally have terms ranging from one to five years, not including extensions related to the exercise of renewal options.

In addition, we own or lease other facilities which primarily support our telecommunications equipment. We have approximately 300 owned and 4,900 leased facilities as of December 31, 2004, including approximately 20 owned and 1,400 leased properties in international markets. The majority of these leases have terms generally ranging from month-to-month to 25 years. These property leases tend to have renewal options ranging from one to five years.

During 2004, we disposed of some significant facilities which were in excess of 100,000 square feet. These disposals include the sale of an owned property totaling approximately 106,000 square feet and the early termination of a leased facility totaling approximately 122,000 square feet. These facilities are not included in the table above.

See Notes 7 and 18 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the carrying value of our property, plant and equipment and the future minimum payments under our operating and capital leases.

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

By order dated October 31, 2003, after due notice and a hearing, the Bankruptcy Court confirmed the Debtors’ Modified Second Amended Joint Plan of Reorganization dated October 21, 2003 (the “Plan”). The confirmation order determined that the Plan complied with the applicable requirements of the Bankruptcy Code. On April 20, 2004, WorldCom emerged from bankruptcy.

On the Emergence Date, pursuant to the Plan and as part of its emergence from bankruptcy protection, WorldCom merged with and into MCI whereby the separate existence of WorldCom ceased and MCI became the surviving company. On April 29, 2004, we filed our Annual Report on Form 10-K for the period ended December 31, 2003.

Restatements of Previously Issued Financial Statements

On June 25, 2002, WorldCom announced that as a result of an internal audit of its capital expenditure accounting, it was determined that certain transfers from line cost expenses (now referred to as access cost expenses) to capital accounts in the amount of $3.9 billion during 2001 and the first quarter of 2002 were not made in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This announcement followed WorldCom’s prior notification to Andersen, which had audited its consolidated financial statements for 2001 and reviewed such interim condensed consolidated financial statements for first quarter 2002, of these improperly reported amounts. On June 24, 2002, Andersen had advised us that in light of the inappropriate transfers of line costs, Andersen’s audit report on our consolidated financial statements for 2001 and Andersen’s review of its interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon. WorldCom subsequently engaged KPMG to audit our consolidated financial statements for the years ended December 31, 2001 and 2000.

On August 8, 2002, WorldCom announced that its ongoing internal review of its consolidated financial statements discovered an additional $3.9 billion in improperly reported pre-tax earnings for 1999, 2000, 2001, and the first quarter of 2002. On November 5, 2002, WorldCom announced that it expected a further restatement of earnings in addition to amounts previously announced and that the overall amount of the restatements could total in excess of $9 billion. On March 13, 2003, WorldCom announced that it had completed a preliminary review of its goodwill and other intangible assets and property, plant and equipment accounts. This review resulted in the write-off of all existing goodwill and a substantial write-down of the carrying value of property, plant and equipment and other intangible assets, which was subsequently adjusted during WorldCom’s restatement process.

A Special Committee of WorldCom’s Board of Directors conducted an independent investigation of these matters. As a result of this investigation, we have made a number of changes to our financial and corporate governance practices. Also, Richard C. Breeden, former Chairman of the SEC, was appointed as Corporate Monitor. In his role, Mr. Breeden has closely overseen the overall process under which WorldCom reviewed its prior accounting practices, the carrying value of its assets and the quality of its internal controls. Mr. Breeden has made reports on such issues to both the SEC and the District Court from July 2002 through the present time. Certain other investigations involving the Corporation’s corporate governance and accounting practices have now been concluded. The Company’s past accounting practices remain the subject of an open investigation by the U.S. Attorney’s Office.

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

Merger Related Securities Litigation. On February 15, 2005, the Company received notice that an individual shareholder filed a putative class action on behalf of himself and all shareholders of the Company against the Company and all of the individual members of the Board of Directors in Chancery Court in the State of Delaware. Subsequently, Plaintiff filed an amended complaint that added among other things Verizon as a defendant in the case. Plaintiff alleges that the Company and the Board of Directors breached their fiduciary duties to shareholders in entering into the Merger Agreement with Verizon rather than accepting the merger proposal propounded by Qwest. As a remedy, Plaintiff requests that the Chancery Court issue an injunction prohibiting consummation of the Merger Agreement. Additionally, the Company has received notice that three additional putative class actions containing similar allegations were filed on February 18, 2005 against the Company and the Board of Directors in the Chancery Court in the State of Delaware. The Company will aggressively defend itself in these cases.

SEC Lawsuit and Related Proceedings. The Predecessor Company and various current or former directors, officers and advisors were named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims.

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

Insurance Coverage Litigation. On June 17, 2004, SR International Business Insurance Company, Ltd., one of the insurance carriers that had issued excess directors and officers (“D&O”) liability insurance coverage to WorldCom, Inc. for the period December 31, 2001 to December 31, 2002, filed an action in the United States District Court for the Southern District of New York against MCI and certain of its former directors and officers, seeking, among other things, rescission of its policy or, alternatively, a declaration of non-coverage under it (“SRI Action”). On May 28, 2004, one of WorldCom’s former directors, Bert C. Roberts, Jr., had filed a complaint for declaratory adjudication of rights and ancillary and supplemental relief against WorldCom’s excess D&O liability insurance carriers (“D&O Carriers”) in the United States District Court for the Southern District of New York (“Roberts Action”). By his action, Mr. Roberts sought a declaration of coverage against the D&O Carriers with respect to various underlying securities claims pending against him. Shortly thereafter, in or about August 2004, certain of the defendant D&O Carriers filed answers and counterclaims in the Roberts Action (“Carrier Counterclaims”). In their respective counterclaims, the D&O Carriers have named MCI and certain of WorldCom’s former directors and officers as counterclaim defendants and sought, among other things, to rescind the respective D&O policies issued by them or, alternatively, a declaration of no coverage under those policies. The SRI Action and the Roberts Action have been consolidated before Judge Cote and have functionally been stayed, while settlement discussions by and between the directors and officers, D&O Carriers, and underlying securities plaintiffs have been progressing. However, on February 3, 2005, Judge Cote issued a preliminary injunction requiring the insurers to pay Roberts’ defense costs as they are incurred. MCI has not yet appeared in either action and, if forced to do so, will aggressively defend itself by seeking dismissal of the SRI Action and the Carrier Counterclaims on the ground, among others, of non-justiciability.

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

Right-of-Way Litigation. Prior to the Petition Date, the Predecessor Company was named as a defendant in five putative nationwide and twenty-five putative state class actions involving fiber optic cable on railroad, pipeline and utility rights-of-way. The complaints allege that the railroad, utility and/or pipeline companies from which the Predecessor Company obtained consent to install its fiber optic cable held only an easement in the right-of-way, and that the consent of the adjoining landowners holding the fee interest in the right-of-way did not authorize installation. The complaints allege that because such consent was not obtained, the fiber optic network owned and operated by the Predecessor Company trespasses on the property of putative class members. The complaints allege causes of action for trespass, unjust enrichment and slander of title, and seek injunctive relief, compensatory damages, punitive damages and declaratory relief. By the Petition Date, twenty-two putative class actions remained pending. In the remaining eight cases, class certification had been denied and/or the action had been dismissed. These cases were stayed as a result of the Predecessor Company’s bankruptcy filing, initially as a result of the automatic stay provisions of the Bankruptcy Code, and presently by operation of the discharge injunction incorporated into the modified Second Amended Joint Plan of Reorganization. To date, the Bankruptcy Court has denied all motions to lift the automatic stay or the discharge injunction.

Certain of the right-of-way plaintiffs filed individual and/or putative class proofs of claim in the bankruptcy proceedings. To date, the Bankruptcy Court has denied all pending motions to certify classes with respect to these proofs of claim, and has declined to extend the bar date to allow the late-filing of claims by unnamed class members. As a result of these rulings, the Company’s exposure in these matters has been substantially reduced.

The Company also is litigating in the Bankruptcy Court, and in several federal appellate courts, the question of whether the discharge injunction contained in the Modified Second Amended Joint Plan of Reorganization bars the initiation or continuation of actions outside of the Bankruptcy Court based on the continued presence of the fiber optic cable after the Company’s discharge from bankruptcy. To date, one federal appellate court has agreed with the Company’s position, and the Bankruptcy Court recently issued decisions in two right-of-way cases finding that any further prosecution after the bankruptcy violates the discharge injunction.

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana, and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date, the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement, but has since entered into an agreement in principle to implement the Louisiana agreement as a pre-petition claim against the Predecessor Company. The Company accrued for its estimate to settle the pre-petition litigation as of December 31, 2004 and 2003.

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

On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code. The Company believes that the filing of this motion was merely a litigation tactic and that the motion has no merit. The bankruptcy court held hearings on the motion, at the conclusion of which the bankruptcy court took the matter under advisement. On June 30, 2004, the bankruptcy court denied this motion and the states have appealed to the Southern District of New York the order denying the motion. That appeal has been stayed pending discussions with the Commonwealth concerning its tax-related proofs of claim against the Company.

Other Investigations. In addition, following WorldCom’s June 25, 2002, restatement announcement, various investigations have been initiated by, among others, the U.S. Attorney’s Office, and a state agency. These investigations are ongoing and we are cooperating fully in those inquiries.

In the normal course of our business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004. While these matters could affect our operating results when resolved in future periods, based on the information available to us today, we do not believe any monetary liability or financial impact would be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2004, other than matters voted on by holders of our debt securities in the ordinary course of our bankruptcy proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to WorldCom’s bankruptcy proceedings and continuing through July 29, 2002, shares of WorldCom group common stock and MCI group common stock traded on the NASDAQ National Market under the symbols “WCOM” and “MCIT,” respectively. On July 29, 2002, WorldCom issued a press release announcing NASDAQ’s decision to delist the shares of the WorldCom group common stock and MCI Group common stock due to WorldCom’s July 21, 2002, bankruptcy filing and the pending restatement of WorldCom’s financial statements. On July 30, 2002, the shares of WorldCom group common stock and MCI group common stock commenced trading on the over-the counter (“OTC”) market under the symbols “WCOEQ” and “MCWEQ.” Pursuant to the Plan, all shares of WorldCom group common stock and MCI group common stock were cancelled and rendered null and void on the Emergence Date.

On July 14, 2004, the new MCI common stock began trading on the NASDAQ National Market under the symbol “MCIP”. Prior to the listing date, the MCI common stock was trading on a “when issued” basis through April 19, 2004 and after issuance, from April 20, 2004 to July 13, 2004 in the OTC market under the symbols “MCIAV” and “MCIA”.

The following table sets forth the high and low bid quotations per share of WorldCom group common stock and MCI group common stock as reported on the OTC market from January 1, 2003 through April 19, 2004 and the MCI common stock from November 3, 2003 through December 31, 2004 as reported on the OTC market and the NASDAQ. The stock price information is based on published financial sources. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

As of December 31, 2004, there were 319,557,905 shares of MCI common stock issued and outstanding held by approximately 500 registered holders.

		WorldCom Group Common Stock		MCI Group Common Stock		MCI Common Stock(1)
	Market	High	Low	High	Low	High	Low	Dividend Rate
2003
First Quarter	OTC	$0.19	$0.12	$0.31	$0.10	$—	$—	$—
Second Quarter	OTC	0.14	0.04	0.22	0.10	—	—	—
Third Quarter	OTC	0.09	0.03	0.38	0.11	—	—	—
Fourth Quarter	OTC	0.07	0.01	0.25	0.02	26.70	22.67	—

2004
First Quarter	OTC	$0.04	$0.02	$0.13	$0.04	$26.00	$19.50	$—
Second Quarter	OTC	0.02	0.00	0.08	0.01	22.60	13.00	—
Third Quarter	NASDAQ	—	—	—	—	17.71	13.84	0.40
Fourth Quarter	NASDAQ	—	—	—	—	20.24	15.90	0.40

(1)	Share quotations include high and low bids for the “when issued” stock through April 19, 2004 and after issuance, from April 20, 2004 to July 13, 2004, on the OTC market until July 14, 2004. Thereafter, share quotations are for MCI common stock on NASDAQ.

Description of MCI Common Stock

MCI is authorized to issue 3,000,000,000 shares of common stock having a par value of $0.01 (“Common Stock”). Pursuant to the Plan, approximately 296 million shares of Common Stock were issued to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty claim and 5.7 million shares were issued to settle the claims of general unsecured creditors. We expect to issue an additional 5.4 million shares of Common Stock to settle the remaining claims of the general unsecured creditors. In addition, approximately 11 million shares of Common Stock were reserved for issuance under the new MCI, Inc. 2003 Management Restricted Stock Plan (of which approximately 8.6 million were issued on the Emergence Date). In addition, the MCI, Inc. 2003 Employee Stock Purchase Plan provides that we may issue approximately 2.2 million shares. These shares may be issued through open market purchases, from treasury shares or from authorized but unissued shares.

Dividends

Pursuant to Section 5.07 of our Plan, on August 5, 2004, the Board of Directors declared the amount of excess cash to be $2.2 billion. On the same date, the Board of Directors declared a cash dividend of $0.40 per share as a return of this shareholder capital. On September 15, 2004, the Company paid $127 million to shareholders of record on September 1, 2004. On October 15, 2004, the Board of Directors authorized another return of shareholder capital distribution in the form of a cash dividend of $0.40 per share. The Company paid the dividend of $127 million on December 15, 2004 to shareholders of record on December 1, 2004. On February 11, 2005, the Board of Directors approved a $0.40 per share dividend payment on March 15, 2005 to shareholders of record as of March 1, 2005.

Pursuant to the terms of the Company’s Merger Agreement with Verizon, shareholders will receive a special cash dividend in the amount of $4.10 per share (less the per share amount of any dividend declared by us during the period beginning on February 14, 2005 and ending on the closing date of the merger) after the Merger Agreement is approved by the shareholders.

Securities Authorized For Issuance under Equity Compensation Plans

Pursuant to our Certificate of Incorporation, we are prohibited from issuing stock options for a period of five years from the Emergence Date. As of December 31, 2004, we had 3,358,222 shares common stock available for issuance as restricted stock awards pursuant to the MCI, Inc. 2003 Management Restricted Stock Plan. The MCI, Inc. 2003 Management Restricted Stock Plan was approved pursuant to the plan of reorganization and as such, did not require the approval of the security holders. On February 28, 2005, we granted 3,333,767 shares of restricted stock awards pursuant to the MCI, Inc. 2003 Management Restricted Stock Plan.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected historical consolidated financial data presented below as of and for each of the five years in the period ended December 31, 2004 from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for (i) Other Data: “Number of Employees” and year-end stock price, and (ii) the summarized statements of operations for the years ended December 31, 2001 and 2000 and balance sheet data as of December 31, 2002, 2001 and 2000, which were derived from our audited consolidated financial statements not included herein, as adjusted for discontinued operations. You should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and the notes to our consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, readers should note the following information regarding the selected historical consolidated financial data presented below.

•	On July 21, 2002, we and substantially all of our direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Our plan of reorganization was confirmed by the Bankruptcy Court on October 31, 2003. From the Petition Date to December 31, 2003, our consolidated financial statements were prepared in accordance with SOP 90-7. The consolidated balance sheet as of December 31, 2002 segregates pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and also from post-petition liabilities. Unless otherwise settled, liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities not subject to compromise are separately classified as current and non-current. Our statements of operations for the years ended December 31, 2004, 2003 and 2002 do not include interest expense on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses and provisions for losses resulting from our reorganization under the Bankruptcy Code, and are reported separately as reorganization items in our consolidated statements of operations for the years ended December 31, 2003 and 2002. In addition, cash used for reorganization items is disclosed separately in the consolidated statements of cash flows for the years ended December 31, 2003 and 2002. During 2004, we made cash payments of $1.4 billion and issued 5.7 million shares to general unsecured creditors for the settlement of liabilities subject to compromise.

•	We restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. The restatement adjustments (including impairment charges) resulted in reductions of $17.1 billion and $53.1 billion in previously reported net income for the years ended December 31, 2001 and 2000, respectively, and a net reduction of $0.8 billion to shareholders’ equity at January 1, 2000. The selected historical consolidated financial data presented below includes all such restatements.

•	The selected historical consolidated financial data presented below only includes loss per share information for the year ended December 31, 2004, which is the period subsequent to our adoption of fresh-start reporting and application of a new equity structure. We do not believe that any historical earnings per share information prior to 2004 is relevant in any material respect to users of our financial statements because all existing equity interests issued prior to emergence were eliminated (without a distribution) upon the consummation of our confirmed plan of reorganization. In addition, the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) in July 2001 would require a separate determination of net income or loss generated by the WorldCom group and MCI group in order to present earnings (loss) per share information. Primarily as a result of the extensive recreation of many of our historical financial entries that was required in order to complete our restatement process, many revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group impracticable.

•	Included in our net loss for 2004 are pre-tax property, plant and equipment and intangible asset impairment charges of $3.5 billion (after-tax $3.4 billion). Given the market, business and regulatory conditions, we reevaluated our financial forecasts and strategy in the third quarter of 2004 when it became apparent that these trends would continue into the future. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges” for additional discussion.

•	During 2004, we identified certain non-core assets to be disposed of under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which included: (1) our 19% equity interest in Embratel Participações S.A. and subsidiaries (“Embratel”), (2) Proceda Tecnologia e Informatica S.A. (“Proceda”), an information technology outsourcing company in Brazil, and (3) OzEmail Pty. Ltd (“OzEmail”), an Internet service provider providing dial-up, broadband and wireless products to Australian consumers and small business enterprises. On July 23, 2004, we completed the divestiture of our interest in Embratel and received $400 million, recognizing a small gain on the sale within discontinued operations in our consolidated statement of operations. On December 2, 2004, we completed the divestiture of Proceda for $3 million. On February 28, 2005, we completed the divestiture of OzEmail for approximately $86 million and will record a gain of approximately $80 million in discontinued operations in our 2005 consolidated statement of operations. In accordance with SFAS No. 144 for all three of these operations, we reclassified revenue of $3.0 billion, $3.7 billion, $4.7 billion and $4.8 billion for the years ended December 31, 2003, 2002, 2001, and 2000, respectively, and increased (decreased) our loss from discontinued operations in our consolidated statements of operations by $25 million, $57 million, $1.1 billion and $(3) million for the years ended December 31, 2003, 2002, 2001, and 2000, respectively. Additionally, as a result of the sale of Embratel and Proceda, we removed approximately $3.8 billion of assets, approximately $2.3 billion of liabilities, and approximately $1.1 billion in minority interest from our consolidated balance sheet as of the date of disposal.

•	In June 2003, we decided and received bankruptcy approval to dispose of our MMDS business. MMDS included network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service. As a result, we reclassified to discontinued operations under SFAS No. 144 revenue of $13 million, $60 million and $93 million for the years ended December 31, 2002, 2001, and 2000, respectively, and increased our loss from discontinued operations in the consolidated statements of operations from MMDS by $55 million, $1.2 billion and $130 million for the years ended December 31, 2002, 2001, and 2000, respectively. We completed the sale in May 2004 and received $144 million in cash for the assets, which was equal to their carrying value.

•	Included in our net loss for 2002, 2001 and 2000 are property, plant and equipment and goodwill and other intangible asset impairment charges of $5.0 billion, $12.8 billion and $47.2 billion, respectively. These charges were recorded as a result of experiencing continued significant decreases in projected revenue and operating profit and significant weakness in the business climate over this three-year period. We performed impairment analyses and calculated the fair value of our long-lived assets with the assistance of an independent third party valuation specialist using a combination of discounted cash flows and market valuation models based on competitors’ multiples of revenue, gross profit and other financial ratios. These impairment charges are shown separately as a component of operating loss within the consolidated statements of operations, excluding $1.6 billion, $1.2 billion and $249 million impairment charges for Embratel, MMDS and our wireless business, respectively, in 2001 which are included in discontinued operations.

•	On July 1, 2001, we acquired Intermedia for approximately $3.9 billion, including the assumption of approximately $2.0 billion of Intermedia’s long-term debt, pursuant to a merger transaction in which Intermedia became one of our subsidiaries. The results of Intermedia’s operations have been included in our consolidated statements of operations from the acquisition date. As part of the acquisition, we recorded $4.2 billion in goodwill, which we subsequently determined was impaired in 2001. Accordingly, as part of our impairment analysis and included in the amounts discussed above, we reduced the carrying value of goodwill associated with the Intermedia acquisition to zero. Included in the 2001 goodwill impairment charge was $1.5 billion related to our majority interest in Digex, acquired as part of our acquisition of Intermedia.

We adopted fresh-start reporting under the provisions of SOP 90-7 as of December 31, 2003. Upon adoption, our reorganization value was $14.5 billion and was allocated to our assets and liabilities. Our assets were stated at fair value in accordance with SFAS No. 141 and liabilities were recorded at the present value of amounts estimated to be paid. In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan. The adoption of fresh-start reporting had a material effect on our consolidated financial statements. As a result, our consolidated balance sheet as of December 31, 2003 and 2004 included in this Annual Report on Form 10-K and our consolidated financial statements published for periods following December 31, 2003 will not be comparable with those published before such date.

	Successor Company	Predecessor Company
	As of or for the Year Ended December 31,
	2004	2003		2002	2001	2000
	(Dollars in Millions, except per share amount)
Results of Operations(1):
Revenues	$20,690	$24,266		$28,493	$32,913	$34,417
Other operating expenses	20,368	23,606		27,818	31,544	36,530
Impairment charges	3,513	—		4,999	9,855	47,180
Operating (loss) income	(3,191)	660		(4,324)	(8,486)	(49,293)

(Loss) income from continuing operations	(4,028)	22,469	(3)	(8,939)	(11,902)	(47,228	)(6)
Net income (loss) from discontinued operations	26	(43)		(202)	(3,696)	(574)
Net (loss) income attributable to common shareholders	(4,002)	22,211		(9,192)	(15,616)	(47,802	)(6)

Loss from continuing operations per common share:
Basic	(12.56)
Diluted	(12.56)
Other Data:
Number of employees at year-end(2)	40,400	56,600		62,700	87,800	97,600
Cash dividends declared per common share	$0.80	$—		$—	$1.80	$—
Year-end stock price per share(5)	20.16	23.55		N/A	N/A	N/A

	Successor Company			Predecessor Company
	As of December 31,
	2004	2003(4)		2002	2001	2000
	(In Millions)
Financial Position:
Cash and cash equivalents	$4,449	$6,178		$2,820	$1,290	$382
Marketable securities	1,055	15		40	18	2
Property, plant and equipment, net	6,259	11,538		14,190	21,486	24,477
Total assets	17,060	27,470		26,762	33,706	44,188
Long-term debt, excluding current portion	5,909	7,117		1,046	29,310	17,184
Liabilities subject to compromise	—	—		37,154	—	—
Minority interests and preferred stock subject to compromise	—	—		1,904	—	—
Mandatorily redeemable preferred securities	—	—		—	1,855	752
Shareholders’ equity (deficit)	4,230	8,472		(22,295)	(12,941)	1,792

(1)	Reflects the reclassification of Embratel, Proceda and OzEmail to discontinued operations in 2001, 2002, and 2003. In 2000, the results of Embratel and Proceda were reclassified to discontinued operations, however, the results of OzEmail were not reclassified as we have determined that it is impracticable to do so.
(2)	Excludes Embratel employees for all periods presented
(3)	Income from continuing operations for 2003 includes a $22.3 billion reorganization gain due to the effects of our Plan upon the adoption of fresh-start reporting as of December 31, 2003. Refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the components of the gain.
(4)	The consolidated balance sheet as of December 31, 2003 gives effect to the application of fresh-start reporting. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the adjustments recorded upon adoption.
(5)	Includes only the year-end price for new MCI common stock issued on the Emergence Date based on NASDAQ as of December 31, 2004 and on a “when issued” basis as of December 31, 2003.
(6)	In 2004, we estimated the effects of amending our federal income tax returns for 1999 through 2003 to reflect the impact of the restatement of our previously issued consolidated financial statements. In connection with this work, an adjustment of $1.1 billion was identified that increased income tax expense and income tax benefit for the years ended December 31, 1999 and December 31, 2000, respectively. The additional tax benefit for the year ended December 31, 2000 has been reflected in the table above. Shareholders’ equity at December 31, 2000 was not impacted.

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

Business Overview

We are one of the world’s leading global communication companies, providing a broad range of services in over 200 countries on six continents. Each day, we provide Internet, data and voice communication services for thousands of businesses and government entities throughout the world and millions of consumer customers in the United States. We operate one of the most extensive communications networks in the world, comprising approximately 100,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. In addition to transporting customer traffic over our network, we provide value-added services that make communications more secure, reliable and efficient, and we provide managed network services for customers that outsource all or portions of their communications and information processing operations.

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

In March 2004, we realigned our operations into three new business segments and began operating under these segments in the second quarter of 2004. Effective with the realignment, our business segments are as follows:

•	Enterprise Markets serves Global Accounts, Government Markets, and System Integrators. Global Accounts provides communications and network solutions to large multinational corporations requiring complex international network services. Government Accounts provides similar services to various government agencies. System Integrators serve customers through partnerships with third-party network solutions providers. In all cases, these services include local-to-global business data, Internet, voice services and managed network services.

•	U.S. Sales & Service serves small, mid-sized and corporate customers. In addition, U.S. Sales & Service comprises MCI’s consumer operation which includes telemarketing, customer service and direct response marketing.

•	International & Wholesale Markets serves businesses, government entities and telecommunications carriers outside the United States as well as the wholesale accounts previously included in Business Markets.

On February 14, 2005, Verizon, MCI and a wholly-owned subsidiary of Verizon entered into an Agreement and Plan of Merger. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, MCI will merge with and into the Verizon subsidiary, with Merger Sub continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into MCI, with MCI as the surviving person.)

At the effective time and as a result of the Merger, MCI will become a wholly-owned subsidiary of Verizon and each share of MCI common stock will be converted into the right to receive (x) 0.4062 shares of Verizon common stock and (y) cash in the amount of $1.50 per share, which amount of cash and number of shares may be reduced pursuant to a purchase price adjustment based on MCI’s bankruptcy claims and for certain tax liabilities, on the terms specified in the Merger Agreement. The Merger Agreement also provides for payment of a special cash dividend in the amount of $4.10 per share (less the per share amount of any dividend declared by the Company during the period beginning February 14, 2005 and ending on the closing date of the merger) of MCI common stock after the Merger Agreement is approved by the shareholders. All outstanding MCI stock-based awards at the effective time will be replaced by a grant of Verizon stock-based awards.

Consummation of the Merger is subject to customary conditions, including (i) approval of the shareholders of MCI, (ii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other federal, state or international regulatory approvals, (iii) absence of any law or order prohibiting the closing, (iv) subject to certain exceptions, the accuracy of representations and warranties and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to each party’s business. In addition, Verizon’s obligation to close is subject to other conditions, including (i) absence of any pending U.S. governmental litigation with a reasonable likelihood of success seeking to prohibit the closing or to impose certain limitations, (ii) receipt of a bankruptcy order issued by the Unites States Bankruptcy Court for the Southern District allowing for the substitution of shares of Verizon common stock for shares of MCI common stock to satisfy certain bankruptcy-related claims, and (iii) receipt of an order issued by the United States District Court for the Southern District of New York relating to MCI’s Corporate Monitor and certain affirmative obligations imposed by prior order of the United States District Court for the Southern District of New York. The Merger Agreement contains certain termination rights for both MCI and Verizon, and further provides that, upon termination of the Merger Agreement under specified circumstances, MCI may be required to pay Verizon a termination fee of $200 million.

Consummation of the Merger will constitute a “Change of Control” under MCI’s outstanding Senior Notes, which will obligate the surviving person to make an offer to purchase such Notes within 30 days after the effective time at a purchase price equal to 101% of principal amount plus accrued interest.

The communications industry has undergone significant changes in recent years, including severe price competition resulting in part from excess network capacity due to overbuilding and the substitution of email, instant messaging and wireless telephone service for traditional wireline voice communications. Other important changes in our industry are the entry of new competitors, such as Verizon and the other RBOCs into the long distance market, and cable television and other companies into the consumer telephony business. Also, there have been regulatory changes making it more difficult for competitive local exchange carriers like us to provide traditional telephone service, particularly to consumer customers, in competition with the RBOCs and other incumbent local exchange carriers. At the same time, technology changes are enabling the development of advanced networking services primarily based on IP communications and customer demand is increasing for such value-added services, including network monitoring, traffic analysis and management and comprehensive security solutions. MCI believes that consummation of the merger transaction will add new strength to the telecommunications services both companies provide and help the combined company better face these changing conditions. The merger will ensure that consumers and businesses will have a supplier with the financial strength to maintain and improve MCI’s Internet backbone network and will mean better service for enterprise customers by enhancing the combined company’s ability to compete for and serve large-business and government customers with a complete range of services, including wireless and the most sophisticated IP based services. See “Item 1—Risk Factors—The merger with Verizon may not occur or, if it does, may not provide all the anticipated benefits.”

On February 24, 2005, we received a revised proposal from Qwest Communications International, Inc. to acquire us. Our board of directors announced that it would conduct a thorough review of the Qwest proposal. On March 2, 2005, we announced our intention to engage with Qwest to review its February 24, 2005 proposal. This decision was made with the concurrence of Verizon. Subsequently, MCI and Qwest have been in ongoing discussions regarding Qwest’s proposal. These discussions are continuing as of the date of filing of this Annual Report on Form 10-K.

Voluntary Reorganization under Chapter 11, Restatements, Reclassifications and Adjustments to Previously Issued Consolidated Financial Statements

On the Petition Date, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries filed voluntary petitions for relief in Bankruptcy Court under Chapter 11. On November 8, 2002, WorldCom filed bankruptcy petitions for an additional 43 of its domestic subsidiaries, most of which were effectively inactive and none of which had significant debt. Between the Petition Date and the Emergence Date, the Debtors continued to operate their businesses and manage their properties as debtors-in-possession. In addition, most litigation against the Debtors was stayed. We emerged from bankruptcy on April 20, 2004.

In June 2002, we announced that, as a result of an internal audit of our capital expenditure accounting, it was determined that certain transfers from line cost expenses (also referred to as access cost expenses) to capital accounts during 2001 and the first quarter of 2002 were not made in accordance with GAAP. We promptly notified Andersen, which had been our external auditor until May 2002, had audited our consolidated financial statements for 2001 and 2000, and had reviewed our interim condensed financial statements for the first quarter of 2002. On June 24, 2002, Andersen advised us that, in light of the inappropriate capitalization of access costs, Andersen’s audit report on our consolidated financial statements for 2001 and its review of our interim condensed consolidated financial statements for the first quarter of 2002 could not be relied upon. We also promptly notified KPMG, who had been retained in May 2002 as our external auditor, and engaged them to audit the consolidated financial statements for the years ended December 31, 2001 and 2000.

In conjunction with our restatement and through December 31, 2002 a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Because there was no documentary support related to these items we were unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, these amounts have been included within operating expense and noted as “Unclassified, net” in the consolidated statement of operations for the year ended December 31, 2002.

During 2004, we determined that we had recorded in error a restatement entry which had the effect of reducing accounts receivable by $301 million through a charge to expense in the year ended December 31, 2000. The reported 2000 net loss of $48.9 billion should have been $48.6 billion, or 0.5% lower, and our assets of $44.2 billion should have been $44.5 billion, or 0.6% higher. In 2001, $35 million of the amount reversed and left a remaining $266 million understatement of accounts receivable as of December 31, 2001. This situation remained unchanged until, as a result of the application of fresh-start reporting as of December 31, 2003, the previously expensed $266 million was reversed in our statement of operations as a component of the $22.3 billion reorganization gain. Without this expense reversal, our 2003 net income of $22.2 billion would have been $21.9 billion, or 1.2% lower. As a result of the reversal of the expense in 2003, the cumulative impact to our December 31, 2003 consolidated retained earnings was zero. We assessed the impact on the 2000, 2001 and 2003 statements of operations as well as the consolidated balance sheets as of December 31, 2000, 2001, 2002 and 2003, and determined that the impact was not material to any period.

The impact of this reduction of accounts receivable in the consolidated balance sheet as of December 31, 2003 resulted in a misclassification of $266 million between accounts receivable and long-lived assets in our allocation of reorganization value under fresh-start reporting. To properly reflect the allocation of reorganization value as of December 31, 2003, we have reflected a reclassification entry in our consolidated balance sheet as of December 31, 2003, as presented herein, to reflect an increase of $266 million to our accounts receivable balance and reductions in our property, plant and equipment and intangible assets.

The adjustment of this item also resulted in a decrease to our long-term deferred tax liability by $6 million which has been reflected in the consolidated balance sheet as of December 31, 2003.

Impairment Charges

We assess recoverability of our indefinite-lived and long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment analyses of long-lived and indefinite-lived assets are performed in accordance with SFAS No. 144, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Impairment evaluations are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. We generate most of our cash flows from products and services that are principally delivered to customers over our integrated telecommunications network and related intangible assets. Therefore, evaluations are performed at the entity level, excluding discontinued operations and assets held for sale, as a single group.

The industry is in a state of transition where traditional business lines are facing significant overcapacity in the marketplace, pricing pressures, changes in product mix, and customers’ continued efforts to reconfigure and consolidate their networks in order to achieve lower overall costs and improved efficiencies. Concurrently, the industry is migrating to more advanced network technologies and primarily focused around IP based platforms, and customers are requiring more advanced network services including network monitoring, traffic analysis, and comprehensive security solutions. The industry has also seen a general migration of customers from dial-up services to broadband and various wireless services. Additionally, our regulatory climate deteriorated due to a decision by the D.C. Circuit that invalidated the FCC’s February 2003 Triennial Review Order local competition rules, which set prices that incumbent providers could charge competitive providers such as the Company for UNE-P, an essential component of our Mass Market local phone service. Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision, the Solicitor General and the FCC declined to seek such review, and the Supreme Court subsequently denied the petitions. As of the date of our impairment test, the FCC had adopted interim unbundling rules (effective September 13, 2004) to maintain certain ILEC unbundling obligations under interconnection agreements as they existed prior to the D.C Circuit’s mandate. As a result, our costs for providing this service were expected to increase significantly in 2005. Some of our competitors announced their intentions to exit from this market, and the cost increases may force us to reduce efforts to acquire new customers and withdraw from certain markets. We therefore anticipated that revenues from that segment would continue to decline.

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

We concluded that the carrying values of our definite-lived assets exceeded their estimated fair values by approximately $3.3 billion ($2.8 billion related to property, plant and equipment and $478 million related to definite-lived intangible assets) and the carrying value of an indefinite-lived asset exceeded its estimated fair value by approximately $260 million. These amounts represented the difference between the calculated fair values of the assets and their associated carrying values, and were recorded as a separate component of operating expenses in 2004. Our management reviewed the results of the impairment analysis with the Board of Directors, and the Board of Directors approved the impairment charges on October 15, 2004.

As a result of the impairment charge of approximately $260 million to an indefinite-lived intangible asset, we recognized a $99 million tax benefit which reduced our long-term deferred tax liability as the impairment reduced the difference between the book and tax basis. The impairment charges, after taxes, contributed approximately $3.4 billion to our 2004 net loss (loss per share of $(10.64)).

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

Accounting and Reporting During Reorganization

We operated as debtors-in-possession from July 21, 2002 to the Emergence Date and adopted the provisions of SOP 90-7 upon commencement of our Bankruptcy Court proceedings. Our consolidated financial statements for the periods from July 21, 2002 through December 31, 2002 and from January 1, 2003 through December 31, 2003 have been prepared in accordance with the provisions of SOP 90-7. Interest was not accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and they are reported separately as reorganization items in our consolidated statements of operations.

We adopted fresh-start reporting under the provisions of SOP 90-7 as of December 31, 2003 and, accordingly, our reorganization value was allocated to our assets. Our assets were stated at fair value in accordance with SFAS No. 141 and liabilities were recorded at the present value of amounts estimated to be paid. Included in the allocation were estimates based on various assumptions and reflects our judgment based upon our prior pre-petition claims settlement history and the terms of our plan of reorganization and, if these assumptions prove incorrect, actual payments could differ from the estimated amounts. Changes in estimates and preconfirmation contingencies are reflected in the statements of operations as they are determined, whereas changes in the allocation of fair values resulted in adjustments to the assets and liabilities. In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan. The adoption of fresh-start reporting has had a material effect on our consolidated financial statements. See Notes 4 and 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the provisions of SOP 90-7.

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

We recognize revenue when a sales arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable, and collectibility is reasonably assured. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of revenues and expenses for the periods presented. Specifically, management makes estimates of future customer credits through the analysis of historical trends and known events. Significant management judgments and estimates must be made and used in connection with establishing the revenue allowances associated with discounts earned on certain customer agreements, billing allowances for pricing changes and customer disputes.

The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period. Since the revenue allowances are recorded as an offset to revenue, any future increases or decreases in the allowances will positively or negatively impact revenue by the same amount.

Similarly, our management must make estimates regarding the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness and current economic trends, when evaluating the adequacy of the allowance for doubtful accounts. Increases or decreases in our allowance for doubtful accounts will impact our selling, general and administrative expenses.

Access Costs

Access costs are costs incurred for transmission of voice and data over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. We expense access costs as incurred. Accordingly, at each balance sheet date, we record our best estimate of the access costs incurred but not yet billed based on internal usage reports. Once we receive an invoice from a carrier, a process of reconciling that carrier’s invoice to our internal usage reports begins. In certain cases, this reconciliation process can take several months to complete. Once the reconciliation is complete, we agree with the carrier on the final amount due. In most cases, this process does not result in significant adjustments to our estimates. Accordingly, at each balance sheet date, we accrue access costs for estimated expenses that have not yet been billed by other carriers and for amounts for which the reconciliation of the carriers’ invoices to our internal usage reports has not been completed. Due to the complexity of the systems that capture usage information and the number of different negotiated and regulated rates, accounting for access costs requires a significant amount of estimation.

Valuation and Recoverability of Long-lived Assets

As of December 31, 2004, property, plant and equipment represented $6.3 billion and intangible assets represented $1.0 billion of our $17.1 billion in total assets. Accounting for our long-lived assets requires certain significant estimates regarding their expected useful lives and recoverability.

We record at cost our purchases of property, plant and equipment and other long-lived assets and those improvements that extend the useful life or functionality of the underlying assets. We depreciate those assets on a straight-line basis over their estimated useful lives. The estimated useful lives for transmission equipment is four to 30 years, five to nine years for telecommunications equipment, four to 39 years for furniture, fixtures, buildings and other property, plant and equipment, and three to six years for software. These useful lives are determined based on historical usage with consideration given to technological changes and trends that could impact our network architecture and asset utilization. Accordingly, in making these assessments, we consider the views of internal and outside experts regarding the impact of technological advances and trends on the value and useful lives of our network assets. We periodically reassess the remaining useful lives of our assets and make adjustments as necessary. When such an adjustment is required, we depreciate the remaining book value over the updated remaining useful life. Any increases or decreases in the remaining useful lives of our assets could have a significant effect on our consolidated results of operations in the future.

We review our indefinite-lived intangibles for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Property, plant and equipment and other definite-lived intangibles are evaluated for recovery under the provisions of SFAS No. 144. We operate an integrated telecommunications network. All assets comprising this network, related intangible assets, and the related cash flows are aggregated for the purpose of the impairment review because this aggregated level is the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets. This review requires us to make significant assumptions and estimates about the extent and timing of future cash flows, remaining useful lives, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models and other financial ratios which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. In addition, we engage independent third party valuation specialists to assist us in our determination of estimated fair values of our assets.

Accounting for Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto.

Consolidated Results of Operations

Our industry continues to go through a state of rapid transition with excess capacity and technological change placing pricing pressures on traditional business lines. At the same time, advanced networking capabilities primarily focused on IP platforms are creating new services around network design, monitoring and comprehensive security solutions. Prior to 2002, our business was significantly expanded through numerous acquisitions and large capital expenditure programs which contributed to a sharp increase in our outstanding debt. In 2002, we filed for reorganization under the U.S. bankruptcy laws. As a result, we undertook various initiatives to lower our operating costs, including the reduction of headcount of approximately 47,000 from the end of 2001 to the end of 2004, the elimination of excess facilities, investment in automation, and billing platform integrations. In addition, we undertook various initiatives with the near-term objective of minimizing further decreases in our revenues, including focusing on the acquisition and retention of enterprise customers and continuing to invest in new products and services. We believe that the cumulative effects of our cost reduction efforts and the successful execution of our business strategy should enable us to improve our consolidated operating results.

As a result of the FCC’s new unbundling rules on remand from the D.C. Circuit in the Triennial Review Order proceedings, we have been forced to raise residential phone services prices in some markets and may be forced to pull out of others, and have reduced our sales efforts pending clarity on our future pricing structure. We may take more significant action once state proceedings, and appeals on the matter have been completed.

We expect revenues to continue to decline in 2005. The most significant portion of the decline will be in our Mass Markets business within our U.S. Sales & Service segment, which still faces intense regulatory and competitive pressures. We may also experience declines in our wholesale business within our International & Wholesale Markets segment as we continue to strive to achieve higher margins in this business.

Through July, 2004, we also owned approximately a 19% economic interest and a 52% voting interest in Embratel, which is a Brazilian voice and data communications company that is operated by its own management and employees. During 2004, we sold our interest in Embratel and received $0.4 billion. We also sold Proceda, our information technology outsourcing company in Brazil, during 2004. In July 2004, we began to market OzEmail, an Internet service provider providing dial-up, broadband and wireless products to Australian consumers and small business enterprises, for sale. On February 28, 2005, we completed the divestiture of OzEmail for approximately $86 million. For 2004, 2003, and 2002, all of the results of operations of Embratel and associated Latin American operations, Proceda, and OzEmail that were previously included in our consolidated results from continuing operations were reclassified to discontinued operations.

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

The following table sets forth, for the periods indicated, our consolidated statements of operations (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
Revenues:
Voice	$12,663	$14,634	$15,994
Data	5,372	6,481	7,939
Internet	2,655	3,151	4,560

Total revenues	20,690	24,266	28,493
Operating expenses:
Access costs	10,719	11,997	13,304
Costs of services and products (excluding depreciation and amortization included below of $1,436, $1,938 and $2,356 in 2004, 2003 and 2002, respectively)	2,506	2,771	3,461
Selling, general and administrative	5,220	6,479	8,062
Depreciation and amortization	1,924	2,316	2,903
Unclassified, net	—	—	(35)
(Gain) loss on property dispositions	(1)	43	123
Impairment charges related to property, plant and equipment	2,775	—	4,599
Impairment charges related to intangible assets	738	—	400

Total	23,881	23,606	32,817
Operating (loss) income	(3,191)	660	(4,324)
Other income (expense), net:
Interest expense (contractual interest of $2,425 in 2003 and $2,360 in 2002)	(402)	(105)	(1,354)
Miscellaneous income (expense), net (includes a $2,250 SEC fine in 2002)	85	136	(2,221)
Reorganization items, net	—	22,087	(802)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	(3,508)	22,778	(8,701)
Income tax expense	520	313	258
Minority interests, net of tax	—	(4)	(20)

(Loss) income from continuing operations before cumulative effects of changes in accounting principles	(4,028)	22,469	(8,939)
Net income (loss) from discontinued operations	26	(43)	(202)

(Loss) income before cumulative effects of changes in accounting principles	(4,002)	22,426	(9,141)
Cumulative effects of changes in accounting principles	—	(215)	(32)

Net (loss) income	(4,002)	22,211	(9,173)
Distributions on preferred securities (contractual distributions of $31 in 2003 and $35 in 2002)	—	—	(19)

Net (loss) income attributable to common shareholders	$(4,002)	$22,211	$(9,192)

The following is a discussion of our consolidated results of operations for 2004, 2003 and 2002.

Revenues. Revenues are comprised of long distance voice, local voice, data and Internet services, as well as network technology solutions. We provide local, long distance and international voice communication services to our business customers. High-volume customers are connected to our global voice network through dedicated access lines, while lower volume customers are connected through switched access provided either by us or an ILEC. We also provide calling cards, voice messaging, speed dialing, and information service access to our business customers, as well as other value-added voice communication services such as VoIP. To our residential customers, we offer not only long distance, local, and high-speed Internet access services, but also bundled packages such as “the Neighborhood”, and various transaction services such as 1-800-COLLECT. Revenues derived from long distance and local voice services are recognized at the time of customer usage, and are based upon minutes of traffic carried and upon tariff or contracted fee schedules.

Data services include utilization of our frame relay, asynchronous transfer mode and IP networks to provide high bandwidth data transmission services over both public and private networks. Revenues from data services are recorded at the time service is provided based on monthly service fees. Internet services include access services built around our global Internet backbone, Internet-based virtual private networks (“IP VPN”), PIP networks, and web hosting services. Revenue derived from Internet services is recognized at the time the service is provided.

We also derive a portion of our revenues from the sale and installation of telecommunications equipment, including central office based remote access equipment.

During 2004, revenues decreased by $3.6 billion as compared to 2003. Voice services decreased $2.0 billion in 2004 as compared to 2003. Long distance voice revenues declined $2.1 billion, primarily driven by lower rates and volumes which impacted revenues by $1.1 billion and $1.0 billion, respectively. Long distance revenues continue to be impacted by segment mix. While overall long distance volumes declined by approximately 5%, segment mix was negatively impacted by a 23% decline in Mass Markets, driven by our decision to close selected call centers. Local voice revenues increased $0.1 billion, primarily due to growth in our Mass Markets customer base during the first half of 2004. Due to recent regulatory decisions impacting our consumer business, we will be forced to raise residential local phone service prices in some markets in 2005 and may be forced to pull out of others. Data services revenues decreased $1.1 billion, mainly due to continued rate pressure and technology substitution to IP services. Internet services decreased $0.5 billion, mainly due to the general migration of customers from dial-up services to broadband services. Included in our revenue declines were increases of $0.3 billion and $0.1 billion ($66 million in the fourth quarter) attributable to changes in foreign currency exchange rates and changes in estimates and other items, respectively.

During 2003, revenues decreased by $4.2 billion as compared to 2002. Voice services declined $1.4 billion reflecting lower retail and wholesale price levels from our business customers, which primarily resulted from the entrance of RBOCs into the long distance market, and lower rates in our consumer markets, which were due to product substitution to wireless phones, e-mail and prepaid cards, increased competition, and customer migration to lower-priced calling plans. We also experienced lower volumes in our subscription services, offset by higher wholesale volumes, and higher local volumes in our consumer market. The local volumes increased as we added customers while expanding the area in which we offer local services through using unbundled network elements in an increasing number of states. Data services revenues declined $1.4 billion primarily due to price decreases resulting from excess capacity in the marketplace and lower volumes due to weak market demand. Internet revenues decreased $1.4 billion mainly due to the general migration of customers from dial-up to broadband services, industry competition and pricing pressures negatively impacting both our wholesale and retail Internet services revenue.

Operating Expenses

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal

Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenues. Access costs as a percentage of revenues were 52% for 2004 as compared to 49% for 2003 and 47% for 2002. Access costs as a percentage of revenues increased in 2004 as compared to 2003, as declines in revenue driven by competitive rate pressure exceeded access cost reductions. In an effort to mitigate negative pricing trends, we continue to focus on an array of access cost reduction programs including circuit optimization and converting more traffic to our own network.

The decrease in access costs of $1.3 billion during 2004 as compared to 2003 was driven in part by an 11% decline in domestic long distance volumes offset by increased outbound international volumes of 12% as well as increased international traffic outside of the U.S. of 7%. We have experienced a positive trend in data and Internet circuit installs for the latter half of 2004, although associated access costs have declined by $0.5 billion as compared to 2003. Access cost reductions in 2004 were achieved by reducing special access circuit mileage costs, converting switched and dedicated traffic to our own network facilities, and by optimizing our international network. These 2004 cost savings initiatives were integral in reducing the average transmission costs per circuit from 2003 levels. Access costs were also reduced due to our restructuring efforts and contract rejections during our bankruptcy by $0.2 billion during the year. USF contributions decreased by $0.3 billion during 2004 as compared to 2003, which included the recognition in 2004 of a $68 million benefit regarding prior year contributions to the USF fund.

The decrease in access costs of $1.3 billion during 2003 as compared to 2002 was partially due to our contract renegotiations as a result of our restructuring efforts and contract rejections during our bankruptcy that reduced access costs by $0.6 billion. Access costs were further impacted by an approximately $0.7 billion decrease in access charges associated with our data, Internet and long distance voice business in the U.S., partially offset by a $0.3 billion increase in access charges associated with our local voice services. Other access cost changes included a $0.2 billion decrease in connection charges for international voice and data traffic originating in the U.S. and lower USF contributions of $0.1 billion. These access cost decreases were partially offset by changes in foreign currency exchange rates.

We expect our access costs will continue to decline due to our continued cost containment initiatives. These reductions will be partially offset by increased access costs for our local voice service, as the decision of the D.C. Circuit on the Triennial Review Order and the FCC’s rules on remand from that decision, combined with recent PUC mandated rate increases, will impact access costs in future quarters.

Costs of services and products. Costs of services and products (“COSP”) include the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs. COSP as a percentage of total revenue was 12% for the year ended December 31, 2004 as compared to 11% for 2003 and 12% for 2002.

The decrease in COSP of $0.3 billion in 2004 as compared to 2003 was primarily attributable to our continued focus on reducing our costs in line with our revenues. As a result, we experienced a decrease in outside services, repair and maintenance, and facility expenses totaling $0.1 billion, and a decrease of $0.1 billion in salary expense due to force reductions, net of severance expense. In addition, our expenses declined by approximately $0.1 billion due to various other cost-cutting efforts.

The decrease in COSP of $0.7 billion in 2003 as compared to 2002 was primarily attributable to initiatives to improve efficiency and better align our costs with our revenue levels. These initiatives resulted in decreased facility expenses of $0.1 billion, lower payments to marketing partners for customer awards and benefits of $0.1 billion as a result of lower total revenues, and a $0.3 billion reduction in personnel related costs and other general operating costs. COSP also decreased $0.2 billion due to reduced equipment sales.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, and corporate administrative costs, such as finance, legal and human resources.

We continued to incur reorganization items during 2004 and will incur reorganization items in 2005 for professional fees and other bankruptcy costs, although at lower levels than in 2003. As we adopted the provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and changes in estimates of reorganization items previously accrued have been included in our 2004 SG&A expense. These expenses totaled $36 million for 2004 and were primarily related to professional services related to our bankruptcy proceedings.

The reduction in expense of $1.3 billion in 2004 as compared to 2003 was primarily related to changes in our business strategy, as well as continued cost-cutting and process improvement initiatives. During 2004, we reduced our advertising costs by $0.4 billion due to changes in our marketing strategy. We improved our collections of receivables from historical levels which resulted in a reduction in the estimate for bad debt expense. In addition, lower revenues and rate declines contributed to the lower bad debt expense of $0.3 billion during 2004. Compensation expense declined $0.3 billion during 2004, reflecting our force reductions and lower commission expenses. We experienced a decrease of $0.1 billion in outside services mainly due to the significant accounting fees that were incurred during 2003 to assist with our restatement efforts. During 2004, we recognized a $38 million benefit from international tax settlements, and in the fourth quarter, we recognized a $91 million gain on bankruptcy settlements and the adjustment of related reserves and realized benefits of $42 million for value added tax settlements. These decreases in expense were partially offset by increased severance expenses during 2004 of $0.1 billion related to our force reductions.

The reduction in expense of $1.6 billion in 2003 as compared to 2002 was primarily due to lower personnel related costs of $0.6 billion reflecting a 3,700 decrease in the number of our employees engaged in sales support and other administrative activities, as well as improvement in bad debt expense of $0.7 billion. The improvement in bad debt expense resulted from improved credit management efforts during 2003 and a charge in 2002 to bad debt expense related to the loan to our former chief executive officer Bernard Ebbers. SG&A expenses were also reduced as a result of our restructuring efforts that led to an improvement of $0.1 billion in facility costs, our lower revenue volumes that resulted in a reduction of $0.1 billion in billing expenses, and other operational improvements. These reductions in SG&A expenses were partially offset by increased advertising of $0.1 billion to support our Mass Markets business and increased professional services fees of $0.3 billion related to the engagement of several professional services firms to assist in our financial restatement efforts.

Depreciation and amortization. Depreciation and amortization expense is primarily affected by the carrying value of our assets, which is directly impacted by our capital expenditure program and impairment charges.

Depreciation and amortization expense decreased by $0.4 billion during 2004 as compared to 2003. The decrease in expense was primarily due to a reduction in our asset carrying values related to pre-tax impairment charges of $3.5 billion recorded in 2004. The impact of our impairment charges on depreciation and amortization expense was a reduction of approximately $0.3 billion, primarily realized during the fourth quarter of 2004. Additionally, lives of certain assets were shortened during 2003 for their expected early disposal which increased the expense associated with these assets in 2003 and resulted in a reduction of depreciation expense in 2004 by $0.1 billion as compared to 2003. As a result of the implementation of fresh-start reporting as of December 31, 2003, fair values of our definite-lived intangibles such as customer lists increased, and the carrying values of our long-lived assets decreased, resulting in an increase in amortization expense of $0.1 billion in 2004 as compared to 2003, directly offset by a decrease in depreciation expense of $0.1 billion in 2004 as compared to 2003.

The decrease in depreciation and amortization expense of $0.6 billion during 2003 was principally due to the recognition of long-lived asset impairment charges of $5.0 billion in 2002, which reduced the asset carrying values.

Depreciation expenses are also affected by the level of our capital expenditures, which were $1.0 billion, $0.8 billion, and $1.0 billion for 2004, 2003 and 2002, respectively. Our reduced capital expenditures during these periods reflect reduced requirements for capacity and operating constraints resulting from bankruptcy. We expect 2005 capital expenditures to be consistent with 2004 levels even as we accelerate our investment in new products and services and continue to improve the efficiency, functionality and reliability of our network as well as make other operational improvements.

Impairment charges. During 2004, we recorded impairment charges of approximately $3.5 billion to adjust the carrying values of our long-lived assets and indefinite-lived intangible assets. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges” for additional details of the impairment charges. During 2002, we recorded impairment charges of $5.0 billion to adjust the carrying values of our long-lived assets and indefinite-lived intangible assets, consisting of $4.6 billion related to property, plant and equipment and $0.4 billion related to goodwill and intangibles. The decline in value for 2002 was driven by our pending bankruptcy filing, our disclosure of accounting and reporting irregularities and the resignation of senior officers. These events precipitated a lack of access to the capital markets and, therefore, a decrease in future projected cash flows.

Operating (loss) income. For 2004, our operating loss was $3.2 billion on revenues of $20.7 billion, a decrease of $3.9 billion from operating income of $0.7 billion on revenues of $24.3 billion in 2003. The principal factors underlying this decrease of $3.9 billion were impairment charges of $3.5 billion and lower operating income of $0.4 billion as the reduction in revenue of $3.6 billion was greater than the $3.2 billion reduction in our operational expenses.

For 2003, our operating income was $0.7 billion on revenues of $24.3 billion, an improvement of $5.0 billion from an operating loss of $4.3 billion on revenues of $28.5 billion in 2002. The principal factors underlying this improvement include a decrease in impairment charges of $5.0 billion, a decrease of $1.6 billion in SG&A expenses, a decrease in access cost expenses of $1.3 billion, a decrease of $0.7 billion in COSP expenses and a decrease in depreciation and amortization expenses of $0.6 billion, partially offset by a decrease in revenue of $4.2 billion.

Interest expense. Interest expense increased $0.3 billion to $0.4 billion in 2004 from $0.1 billion in 2003, and decreased $1.3 billion to $0.1 billion in 2003 from $1.4 billion in 2002.

This increase in 2004 as compared to 2003 relates to the recognition of interest expense on our Senior Notes that were issued on the Emergence Date as well as the $114 million in non-cash interest expense related to the accretion of the discount on these Senior Notes recognized from January 1, 2004 through the Emergence Date. No interest expense was paid or recognized in 2003 on our outstanding long-term debt during our bankruptcy. However, we continued to pay interest on our capital leases during 2003.

The decrease in 2003 as compared to 2002 reflects approximately $2.2 billion that was not paid or accrued on our $30.7 billion of outstanding debt that was subject to compromise as a result of our bankruptcy filing on July 21, 2002.

Miscellaneous income, net. Miscellaneous income includes: interest income, results of our equity investments, and foreign currency translation gains and losses. In 2004 and 2003, miscellaneous income was $0.1 billion and was an expense of $2.2 billion in 2002. In 2004, interest income and foreign currency gains were offset by losses from our equity investments, while 2003 included income from our equity interests and foreign currency translation gains. In 2002, we recognized $2.3 billion for an SEC civil penalty claim which was settled upon our emergence from bankruptcy for a cash consideration of $500 million and the issuance of common stock with an assigned value of $250 million.

Reorganization items. From the Petition Date to our adoption of fresh-start reporting as of December 31, 2003, we classified certain expenses as reorganization items in accordance with SOP 90-7. Reorganization items do not include any revenues or expenses that must be reported as related to discontinued operations. In the years ended December 31, 2003 and 2002, we recorded reorganization items which totaled $22.1 billion of income and $0.8 billion of expenses, respectively. The following table sets forth the components of these items (in millions):

	Predecessor Company
	Year Ended December 31,
	2003	2002
Contract rejections	$(237)	$(363)
Write-off of debt issuance costs and original issue discounts	—	(200)
Employee retention, severance and benefits	(121)	(97)
Loss on disposal of assets	(22)	(56)
Lease terminations	(178)	(64)
Professional fees	(125)	(43)
Gains on settlements with creditors	56	14
Effects of the plan of reorganization and fresh-start reporting	22,324	—
Increase to fresh-start basis of assets and liabilities	350	—
Interest earned by debtor entities during reorganization	40	7

Income (expense) from reorganization items, net	$22,087	$(802)

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

The costs included in reorganization items reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported on the face of our consolidated statements of operations as required by SOP 90-7. The cash expenditures for reorganization items in 2003 and 2002 totaled $204 million and $114 million, respectively.

In our 2003 consolidated statement of operations, we recognized a gain of approximately $22.3 billion resulting from the difference between the amounts distributed to creditors pursuant to our Plan and our carrying value. See “Discussion of Critical Accounting Policies—Accounting and Reporting During Reorganization” above and Notes 4 and 5 to our 2004 consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The gain from the effects of the Plan and the application of fresh-start reporting was calculated as follows (in millions):

Predecessor Company
Year Ended December 31, 2003
Discharge of liabilities subject to compromise	$37,532
Discharge of preferred stock subject to compromise	436
Issuance of new common stock	(8,472)
Issuance of new debt, net of a $114 discount	(5,552)
Accrual of amounts to be settled in cash	(1,620)

Gain from the effects of the Plan	$22,324

Income tax expense. Income tax expense was $0.5 billion in 2004, and $0.3 billion in 2003 and 2002. During 2004, we recognized $0.6 billion in income tax expense primarily comprised of a $0.3 billion change in estimate related to our income tax contingencies as well as state income taxes, foreign income taxes, interest, and changes to foreign tax reserves from the effects of foreign currency exchange rates. Our 2004 federal income tax expense of $0.1 billion, generated as a result of impairment charges that are not currently deductible and certain limitations on our ability to use our net operating loss carryforwards, was entirely offset by a benefit from changes in our deferred tax balances. Offsetting our income tax expense was a benefit of $0.1 billion which resulted from our impairment charge to reduce the carrying value of our indefinite-lived intangible assets recorded in the third quarter. In addition, due to certain attribute reduction rules, we have reduced the tax basis of certain current assets by $1.5 billion, which will increase our current income tax expense as such assets are disposed.

The provisions for income taxes in 2003 and 2002 were primarily attributable to taxes on the income of our international subsidiaries and the establishment of reserves for tax contingencies which resulted in a current period tax expense. Additionally, certain expenses in our consolidated statements of operations are not deductible for income tax purposes. In 2003, the recognition of the gain on reorganization resulted in a reduction of our valuation allowance from limitations of certain tax attributes resulting in the establishment of a long-term deferred income tax liability, and did not impact income tax expense for 2003.

Income (loss) from discontinued operations. Discontinued operations reflected the operating results of our Wireless, MMDS, Embratel, and Proceda businesses which were all sold prior to December 31, 2004, as well as OzEmail, which we sold on February 28, 2005. In 2004, income from discontinued operations primarily reflected the income from our OzEmail operations and the gain on sale of Embratel. In 2003 and 2002, the loss from discontinued operations resulted primarily from our investment in Embratel.

Cumulative effects of changes in accounting principles. In 2003, we recorded a charge of $0.2 billion upon the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS No. 143”). In 2002, we recorded a charge related to the impairment of SkyTel’s channel rights upon the adoption of SFAS No. 142.

Net (loss) income. For 2004, our net loss was $4.0 billion, a decrease of $26.2 billion from net income of $22.2 billion in 2003. This decrease primarily resulted from the $3.9 billion decrease in operating loss discussed above, a $22.1 billion gain from reorganization items related to our application of fresh-start reporting in 2003, a $0.3 billion increase in interest expense, and a $0.2 billion increase in income tax expense offset by income in 2004 from discontinued operations as compared to a loss in 2003 and the $0.2 billion cumulative effect of a change in accounting principle recorded in 2003.

For 2003, our net income was $22.2 billion, a $31.4 billion change from a net loss of $9.2 billion in 2002. This change primarily resulted from a $22.9 billion change in reorganization items, a $5.0 billion improvement in operating income (loss), a $2.4 billion change in miscellaneous income (expense) and a decrease in interest expense of $1.3 billion.

Segment Results of Operations

In March 2004, we changed our segment reporting by realigning our previous business segments into three new business segments: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. Enterprise Markets serves the following customers which had been served by Business Markets in the past: global accounts, government accounts, MCI Solutions and Conferencing. U.S. Sales & Service serves the previous Mass Markets accounts and certain commercial accounts. International & Wholesale Markets serves customers internationally, as well as our wholesale accounts that were previously included in Business Markets. We began operating under these new segments during the second quarter of 2004.

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

We have changed the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. Accordingly, we have restated our results of segment operations data for 2003 into the new business segments for comparability with the current presentation. However, we determined that it was impracticable to restate our 2002 results into the new business segment structure. As such, we have only included discussion on segment data for 2004 and 2003 under the new segment structure.

All revenues are generated through external customers from three main product and service categories: Voice, Data, and Internet.

Our impairment charges recorded in 2004 were allocated to each of our business segments based on the same methodology used to allocate depreciation and amortization expense. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges” for additional details of the impairment charges.

Financial information for each of our reportable business segments and revenue product lines is as follows:

Enterprise Markets

This segment includes Global Accounts, Government Markets, and System Integrators. Global Accounts provides communications and network solutions to large multinational corporations requiring complex international network services. Government Accounts provides similar services to various government agencies. System Integrators serves customers through partnerships with third-party network solutions providers. In all cases, these services include local-to-global business data, Internet, voice services and managed network services.

For 2004 and 2003, the operating (loss) income of our Enterprise Markets segment was as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003
Revenues:
Voice	$1,830	$1,893
Data	2,316	2,577
Internet	665	859

Total revenues	4,811	5,329
Costs of sales and services	2,950	3,201
Selling, general and administrative	1,028	1,123
Depreciation and amortization	460	649
Loss on property dispositions	3	15
Impairment charges	870	—

Operating (loss) income	$(500)	$341

Revenues. For 2004, Enterprise Markets revenues were 23% of our consolidated revenues as compared to 22% in 2003. Voice services revenues decreased due to rate declines across our entire voice business. Voice services revenues declined $63 million or 3% during 2004 as compared to 2003, driven primarily by market pricing pressures and customer contract rate changes in our long distance business which were centered in the Global and System Integrator channels. These declines were partially offset by growth in revenue from our local services. Global and System Integrators voice revenues declined by $36 million and $29 million, respectively, during 2004 as compared to 2003, while Government voice revenues were stable. In 2004, voice pricing trends in the Global market showed signs of greater stability, a trend we expect to continue in 2005.

Data services revenues declined $0.3 billion or 10% during 2004 as compared to 2003. The decrease was driven by price erosion and product migration from traditional data to more efficient IP based technology. During 2004, revenue for traditional data services, which includes frame relay and point-to-point private line, declined by $0.2 billion or 12% as compared to 2003. In 2004, data pricing in the Global market showed signs of increasing stability, a trend we expect to continue in 2005.

Internet services revenue declined $0.2 billion or 23% during 2004 as compared to 2003, primarily due to declines in the Global business, reflecting the general migration of customers from dial-up to broadband services. Internet revenue from dial-access technologies declined by $0.1 billion while revenue from PIP services and IP VPN increased by $34 million as compared to 2003.

The Enterprise Market segment continues to focus on providing customer solutions with emphasis on local and wide area network management, integrating contact centers, hosting and comprehensive security services supporting our overall movement to IP-based platforms. Revenues in this portfolio increased by $39 million in 2004 as compared to 2003. These revenues are spread across the voice, data and Internet categories identified above.

Costs of sales and services. Costs of sales and services were 61% and 60% of segment revenues for 2004 and 2003, respectively. The increase in costs as a percentage of revenue is driven by rate declines in our system integrators business. Actual expenses decreased by $0.3 billion during 2004 as compared to 2003, primarily due to force reductions and lower volumes.

Selling, general and administrative expenses. SG&A expenses decreased by $0.1 billion during 2004 as compared to 2003, primarily due to force reductions.

Operating (loss) income. For the year ended December 31, 2004, Enterprise Markets had an operating loss of $0.5 billion as compared to an operating income of $0.3 billion for 2003. The operating loss was primarily attributable to $0.9 billion of impairment charges recorded during 2004, while decreased revenue was partially offset by lower costs.

U.S. Sales & Service

This segment serves our Mass Markets business, which includes subscription-based residential and certain small business accounts, and transactional products including 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, and our Commercial Accounts business, which serves small to medium-size business accounts. Commercial Accounts also includes our SkyTel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

For 2004 and 2003, the operating (loss) income of our U.S. Sales & Service segment was as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003
Revenues:
Voice	$6,728	$8,354
Data	1,610	2,012
Internet	738	749

Total revenues	9,076	11,115
Costs of sales and services	4,910	5,755
Selling, general and administrative	3,007	3,887
Depreciation and amortization	841	821
(Gain) loss on property dispositions	(3)	16
Impairment charges	1,627	—

Operating (loss) income	$(1,306)	$636

Revenues. For 2004, U.S. Sales & Service revenues were 44% of our consolidated revenues as compared to 46% in 2003.

Mass Markets. During 2004, Mass Markets revenues were 56% of our total segment revenues, as compared to 57% in 2003. For 2004 and 2003, the amounts of product line revenues of our Mass Markets business were as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003
Subscription services
Long distance voice services	$2,497	$3,642
Local voice services	1,850	1,627
Other services (includes data and Internet)	32	24

Total subscription services	4,379	5,293
Transaction services	709	1,085

Total Mass Markets Revenues	$5,088	$6,378

The decline in subscription service revenues of 17% during 2004 was primarily the result of continued long distance volume declines of $0.8 billion during 2004 as compared to 2003, which was driven by customer loss. The average number of residential and small business long distance subscribers, which includes local customers who subscribe to long distance services, declined approximately 25% during 2004, as compared to 2003. Subscriber losses were driven by a decrease in sales attributed to the ongoing impact of “Do Not Call” regulations, heavy RBOC competition, and reduced advertising. The combined residential and small business long distance subscriber count at the end of 2004 was approximately 8.4 million. Rate declines totaling $0.3 billion also contributed to the decrease in long distance revenue during 2004 as compared to 2003. Rate declines were driven by increased competition and the continual migration of customers to new, lower-priced calling plans.

Partially offsetting the declines in our long distance business were increases in local voice services revenues of $0.2 billion during 2004, driven by local subscriber growth in the first half of the year. On average, residential and small business local customers increased by approximately 10% during 2004, as compared to 2003. We do not expect local customer growth to continue in the future as customer declines in the second half of 2004 as well as anticipated future declines due to an unfavorable regulatory environment, which is expected to drive costs and prices up, will likely drive down local customer levels in the future. The combined residential and small business local subscriber count at the end of 2004 was approximately 3.3 million.

Our transaction services business is comprised of a dial-around product suite (1-800-COLLECT, 10-10-321, 10-10-220, 10-10-987) and prepaid card services. The decline of $0.4 billion during 2004 as compared to 2003 was mainly driven by volume declines in both our dial-around and prepaid business. These volume declines contributed $0.3 billion, and were a direct result of significant reductions in advertising spending and the continued declines in the overall wire-line long distance market. The remaining $0.1 billion in revenue declines can be attributed to average rate decreases, driven by product mix.

In 2004, we continued to actively market local products where it was profitable. We are engaged in an ongoing evaluation of how the anticipated rise in UNE-P access costs will impact our future ability to profitably provide Mass Markets local subscription services. These cost increases may force us to withdraw UNE-P-based services from certain markets in 2005. As a result, new local service account installs and revenue may decrease from current levels in future periods. To mitigate the expected UNE-P access cost increases to our local subscription base, we are exploring alternatives to UNE-P through commercial agreements. Two such agreements were signed in 2004.

Commercial Accounts. During 2004, Commercial Accounts revenues were 44% of our total segment revenues, as compared to 43% in 2003. For the years ended December 31, 2004 and 2003, the amounts of product line revenues of our Commercial Accounts business were as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003
Voice	$1,672	$2,000
Data	1,593	1,991
Internet	723	746

Total Commercial Accounts Revenues	$3,988	$4,737

Voice service revenues decreased $0.3 billion during 2004 as compared to 2003, primarily driven by a 9% reduction in long distance usage. Reduced usage was primarily a result of customer downsizing and consolidation, as well as product substitution. Rate erosion has also contributed to the decline in long distance revenues, where we have seen aggressive pricing in the marketplace, especially with the RBOCs in the mid and small-sized business markets.

Data services revenues decreased $0.4 billion during 2004 as compared to 2003, primarily due to rate declines as a result of market pricing pressure and product substitution as customers moved from Frame to PIP networks.

Internet services revenues declined slightly during 2004 as compared to 2003 due to rate compression and the migration from dial-up to broadband services. The decline was partially offset by the continued growth in our existing customer base, as well as the introduction of new products to both new and existing customers.

We are beginning to see a growing trend for business customers converting their traditional frame and ATM networks to IP centric service, resulting in revenue growth of our IP VPN and PIP solutions, which increased revenue by $82 million during 2004 as compared to 2003.

The Commercial Accounts segment is expected to benefit from a growing focus on delivering solutions to customers in the areas of hosting, managed network services, security and contact center services.

Costs of sales and services. Costs of sales and services were 54% and 52% of segment revenues for 2004 and 2003, respectively. The increase in costs as a percentage of revenue was driven by rate declines and change in product mix. Actual expenses decreased by $0.8 billion for 2004 as compared to 2003. The decrease was due to lower access costs, lower payments to marketing partners for customer awards, and force reductions.

Selling, general and administrative expenses. SG&A expenses decreased by $0.9 billion for 2004 as compared to 2003. Our SG&A costs have decreased due to lower advertising costs, headcount reductions in our call centers and support functions, and lower billing costs due to the increasing mix of direct-billed customers. During 2004, SG&A was also impacted by lower bad debt expense, primarily resulting from lower revenues.

Operating (loss) income. For the year ended December 31, 2004, U.S. Sales & Service had an operating loss of $1.3 billion as compared to operating income of $0.6 billion for 2003. The operating loss was primarily attributable to approximately $1.6 billion of impairment charges recorded in 2004. In addition, U.S. Sales & Service experienced lower revenues due to changes in product mix and rate compression, but these lower revenues were only partially offset by decreases in costs of sales and services and selling, general, and administrative expenses.

International & Wholesale Markets

This segment serves our domestic and international wholesale accounts, as well as retail business customers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. The segment provides telecommunications services, which include voice, data services, Internet and managed network services.

For 2004 and 2003, the operating loss of our International & Wholesale Markets segment was as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003
Revenues:
Voice	$4,105	$4,387
Data	1,446	1,892
Internet	1,252	1,543

Total revenues	6,803	7,822
Costs of sales and services	5,365	5,812
Selling, general and administrative	1,185	1,469
Depreciation and amortization	623	846
(Gain) loss on property dispositions	(1)	12
Impairment charges	1,016	—

Operating loss	$(1,385)	$(317)

Revenues. For 2004, International & Wholesale Markets revenues were 33% of our consolidated revenues, as compared to 32% in 2003. For 2004 and 2003, the amounts of product line revenues of our International and Wholesale business were as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003
International:
Voice	$2,496	$2,435
Data	320	378
Internet	860	943

Total International Revenues	3,676	3,756
Wholesale:
Voice	1,609	1,952
Data	1,126	1,514
Internet	392	600

Total Wholesale Revenues	3,127	4,066

Total International & Wholesale Markets Revenues	$6,803	$7,822

International Revenues. During 2004, International revenues were 54% of our total segment revenues, as compared to 48% in 2003. We experienced rate declines in each product area during 2004, which were offset by favorable foreign exchange rate movements of $0.3 billion, resulting in an overall International revenue decline of $0.1 billion in 2004 as compared to 2003.

International voice services revenues increased $0.1 billion during 2004 as compared to 2003. In the International segment, average U.S. dollar equivalent billing rates for voice were stable in 2004 as compared to 2003 due primarily to the impact of foreign exchange rates, which increased the average billing rate by 7%. Excluding the impact of foreign exchange rates, average voice rates declined 8% in 2004 as compared to 2003. This decline was offset by higher voice volumes, which increased 3% or 1.5 billion minutes during 2004 as compared to 2003. In addition, voice revenues were positively impacted by an increase in higher rate mobile traffic and sales in countries with higher rate structures, primarily in the first quarter of 2004.

International data and Internet services revenues each decreased $0.1 billion during 2004 as compared to 2003 as a result of rate compression and the general migration of customers from dedicated-access and dial-up Internet access services to DSL-type access services. Competition and pricing pressures continued to negatively impact data and Internet revenues during 2004.

Approximately 81% of our revenue in EMEA is focused in the United Kingdom, Germany, France, Belgium, the Netherlands and Sweden. In Asia, revenues are heavily concentrated in Australia, Hong Kong, Japan, Singapore and India. During 2004, we implemented agreements to provide enhanced Internet related services with key suppliers in China and India.

We expect pricing and margin pressure to continue. Price competition from the local incumbent carriers has intensified during 2004. To react to these conditions, we are focusing our emphasis on large retail customers with global communications needs.

Wholesale Revenues. Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country. During 2004, Wholesale revenues were 46% of our total segment revenues, as compared to 52% in 2003. Wholesale revenues decreased $0.9 billion during 2004 as compared to 2003. This decrease was the result of pricing pressures, overcapacity, continued industry bankruptcies, and the elimination of certain incentive discounts.

Wholesale voice services revenues decreased $0.3 billion during 2004 as compared to 2003, primarily as a result of pricing pressures. Volumes were down 3% in 2004 as compared to 2003, mainly due to several customers who migrated traffic to their own networks. Declines in our local dial tone service business also contributed to our overall decreases in voice revenues.

Wholesale data services revenues decreased $0.4 billion during 2004 as compared to 2003, primarily due to continued price compression as a result of overcapacity in the marketplace, migration of carriers to their own networks and overall lower demand levels. Additionally, as some of our customers experienced financial difficulties, they reduced their demand for network capacity.

Due to a general industry shift from dial-up Internet access to broadband services, wholesale Internet services revenues decreased $0.2 billion during 2004 as compared to 2003. Volume decreased by 19% while rates continued to decline as a result of contract renegotiations.

Costs of sales and services. Costs of sales and services were 79% and 74% of segment revenues for 2004 and 2003, respectively. Costs decreased by $0.4 billion during 2004 primarily due to lower revenues. Wholesale access expense across the segment increased as a percentage of segment revenues due to product mix and rate pressures. Reducing the high cost of International access continued to be a challenge in 2004, as we continued to rely on dominant, incumbent carriers for local loop access. Our costs also decreased due to force reductions and lower repairs and maintenance expense, which were partially offset by severance expenses. International costs were also affected by changes in foreign currency exchange rates that increased U.S. dollar equivalent costs by approximately $0.2 billion for 2004.

Selling, general and administrative expenses. SG&A expenses decreased by $0.3 billion for 2004, as compared to 2003. This decrease was a result of management actions to gain efficiencies through lower headcount as well as reduced bad debt expense, resulting from lower revenues and successful collection efforts. In addition, the International business received a benefit from favorable consumption tax settlements during 2004. These decreases were offset by severance expenses incurred as a result of our force reductions and changes in foreign currency exchange rates that increased U.S. dollar equivalent costs by approximately $0.1 billion for 2004.

Operating loss. For the year ended December 31, 2004, International & Wholesale Markets had an operating loss of $1.4 billion as compared to $0.3 billion for 2003. The operating loss for 2004 was primarily attributable to approximately $1.0 billion of impairment charges recorded in 2004. Additionally, increases in operating loss were driven by lower revenues that were not fully offset by reductions in costs of sales and services and SG&A expenses. Similarly, the operating loss for the year 2003 was attributable to revenues declining faster than costs, primarily due to rate compression across all products.

Financial Condition

As a result of our business activities through 2004, including our emergence from bankruptcy and significant payments to settle bankruptcy claims, divestiture of non-core assets, and the recording of impairment charges, our consolidated balance sheet has significantly changed since year-end 2003. Included in the 2004 change was the removal of Embratel’s assets and liabilities upon disposition. The components of Embratel’s balance sheet as of December 31, 2003 are identified in Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following table sets forth the consolidated balance sheet as of the dates indicated (in millions):

	Successor Company
	As of December 31,
	2004	2003
Assets:
Cash and cash equivalents	$4,449	$6,178
Marketable securities	1,055	15
Other current assets	3,589	6,335
Long-term assets	7,967	14,942

	$17,060	$27,470

Liabilities and Shareholders’ Equity:
Current liabilities	$6,203	$8,810
Long-term debt, excluding current portion	5,909	7,117
Other long-term liabilities	718	3,071
Shareholders’ equity	4,230	8,472

	$17,060	$27,470

Cash and cash equivalents. Cash and cash equivalents decreased by $1.7 billion from December 31, 2003, primarily due to a net $1.0 billion of marketable securities that were purchased during 2004. Cash and cash equivalents also declined due to payments of bankruptcy claims since our Emergence Date in the amount of $1.4 billion, capital expenditures of $1.0 billion, removal of Embratel’s cash balance (approximately $0.6 billion as of December 31, 2003) and payments of dividends and interest of approximately $0.5 billion, partially offset by the collection of $0.6 billion from the sale of assets and $0.8 billion from cash flows from operations during 2004, which is net of the payment of $1.4 billion in bankruptcy claim payments in 2004. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further details.

Marketable Securities. Marketable securities increased by $1.0 billion from December 31, 2003 as we sought to increase the rate of return on our invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit.

Other current assets. Other current assets decreased by approximately $2.7 billion from December 31, 2003, primarily due to a decrease in net accounts receivable of approximately $1.5 billion (including the elimination of Embratel’s accounts receivable balance which was approximately $0.6 billion as of December 31, 2003) from better collections and lower revenues, a reduction of $1.0 billion in deferred income taxes from changes in our federal and state tax provisions, and a decrease of $0.2 billion from sales of non-core assets included as assets held for sale as of December 31, 2003.

Long-term assets. Long-term assets, primarily property, plant, and equipment and intangibles, decreased by approximately $7.0 billion from December 31, 2003 due to impairment charges of approximately $3.5 billion recorded in 2004, the elimination of Embratel’s long-term assets (approximately $2.9 billion at December 31, 2003), depreciation and amortization expense of $1.9 billion and a decrease in other assets of $0.2 billion net of Embratel’s balance. These decreases were offset by capital expenditures of approximately $1.0 billion in 2004 and an increase in our long-term deferred income tax asset of $0.5 billion.

Current liabilities. Current liabilities decreased by approximately $2.6 billion from December 31, 2003, due to the elimination of Embratel’s liabilities (approximately $1.2 billion as of December 31, 2003) and a decrease of approximately $1.4 billion in our liabilities. Our decrease was primarily due to payments of approximately $1.4 billion to creditors and $1.1 billion in other reductions of accrued expenses from lower operating expenses, which were offset by increases of $0.5 billion for accrued taxes related to contingencies and federal, state, and international tax provisions and $0.6 billion relating to current deferred income tax liabilities.

Long-term debt. Long-term debt decreased by approximately $1.2 billion from December 31, 2003, primarily due to the removal of Embratel’s debt obligations from our consolidated balance sheet.

Other long-term liabilities. Other long-term liabilities decreased by approximately $2.4 billion from December 31, 2003, primarily due to the elimination of Embratel’s minority interest (approximately $1.2 billion as of December 31, 2003) and a $1.2 billion decrease in deferred tax liabilities for changes in our federal and state tax provisions.

Liquidity and Capital Resources

Current Liquidity

The table below is a summary of our cash, cash equivalents and marketable securities as of December 31, 2004, 2003, and 2002 (in millions):

	Successor Company		Predecessor Company
	As of December 31,
	2004	2003	2002
Without Embratel	$4,449	$5,583	$2,569
Embratel cash and cash equivalents balance	—	595	251

Total cash and cash equivalents	4,449	6,178	2,820
Marketable securities	1,055	15	40

Total cash, cash equivalents, and marketable securities	$5,504	$6,193	$2,860

The table above shows Embratel’s cash and cash equivalents as of December 31, 2003 and 2002 included in our consolidated balance sheet. Throughout the period of our ownership of an equity interest in Embratel, it was not a wholly-owned subsidiary and was operated by its own management and employees. Consequently, our ability to access Embratel’s cash and cash equivalents for our corporate purposes was significantly limited. On July 23, 2004, we completed the sale of our 19% economic interest and 52% voting interest in Embratel, and realized proceeds of approximately $0.4 billion.

During 2004, we purchased approximately $1.1 billion in marketable securities, which were classified in our consolidated balance sheet as current assets. These securities include commercial paper, certificates of deposit, U.S. government securities, and corporate bonds. We expect to continue to increase these amounts during 2005 to achieve higher returns on our available funds.

Our principal cash needs consist of capital expenditures, debt service, dividends, acquisitions, and payments made pursuant to the plan of reorganization. The Plan included the payment of approximately $2.6 billion in cash to settle certain creditor claims. Some payments were made prior to our emergence from bankruptcy and some expected payments will not be made as a result of some claims being reduced since the Plan was confirmed. As of December 31, 2004, our estimated remaining cash payments to settle pre-petition creditor claims were approximately $0.8 billion.

Section 5.07 of the Plan required the Board of Directors to conduct a review of our cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan, and that any excess cash be utilized in accordance with our best business judgment to maximize shareholder value. On August 5, 2004, the Board of Directors completed its review and declared the amount of excess cash to be $2.2 billion. The Board of Directors decided to distribute a portion of the excess cash through a return of capital and declared cash dividends of $0.40 per share payable on September 15, 2004 and December 15, 2004, resulting in total payments of $0.3 billion of dividends on our common stock during 2004. On February 11, 2005, the Board of Directors approved a quarterly dividend of $.40 per share payable on March 15, 2005 to shareholders of record as of March 1, 2005. Shareholders will receive a special cash dividend in the amount of $4.10 per share (less the per share amount of any dividend declared by us during the period beginning on February 14, 2005 and ending on the closing date of the merger) after the Merger Agreement is approved by the shareholders.

Our capital expenditures were $1.0 billion in 2004 and we expect our capital expenditures to be approximately $1.0 billion in 2005. Our expenditures will focus on enhancements to the efficiency, functionality and reliability of our network operations, improvements in customer service and the development of additional value-added services. Included in our capital expenditures will be investments in building next-generation services and achieving IP leadership. These objectives will be achieved by beginning deployment of a new IP core and multi-service edge which enables migration of services to a common IP Core; converged packet access which enables logical / automated service provisioning and enables Telco access cost reductions; ultra long haul technology which provides more cost effective transmission by reducing the number of network elements by 70 percent and also enables the wavelength services product; and enhancing our data center architecture with utility and grid computing capability. Additionally, we may expend capital for acquisitions of businesses or technology that will enhance our products or services. On January 20, 2005, we announced the acquisition of NetSec, for approximately $105 million in cash and completed the acquisition on February 25, 2005.

In 2004, our debt service obligations primarily consisted of interest payments on the $5.7 billion principal amount of Senior Notes that were issued upon our emergence from bankruptcy. Interest on the Senior Notes is payable semi-annually on May 1 and November 1, beginning November 1, 2004, with interest accruing contractually from April 20, 2004. On November 1, 2004, we made the first interest payment of approximately $0.2 billion on the Senior Notes. The Senior Notes consist of three separate issues with maturities of three, five and ten years.

The interest rates on the Senior Notes were subject to adjustment depending upon the ratings assigned to the Senior Notes by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”) as set forth in the indentures under which the Senior Notes were issued. In December 2004, Moody’s issued a B2 rating and S&P issued a B+ rating on the Senior Notes. As a result, the interest rate on the obligations was raised by 1% effective December 15, 2004 which will result in an additional $57 million of interest expense in 2005. The current weighted average interest rate on the Senior Notes is 7.7%, resulting in annual interest payments of approximately $0.4 billion.

The Senior Notes are subject to covenants that limit our ability to make certain cash distributions based on our cumulative net income or loss since the Issue Date. The impairment charges recorded during the third quarter of 2004 will not affect our ability or our current plans to continue to distribute excess cash pursuant to Section 5.07 of the plan of reorganization to our shareholders in the form of quarterly dividends until such excess cash is fully utilized. In addition, if the excess cash is fully paid out to shareholders, any further dividends will be limited by the covenants in the indentures for the Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings. Consequently, further dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding. As of December 31, 2004, we did not have any retained earnings available for distribution. Pursuant to the terms of our Merger Agreement with Verizon, shareholders will receive a special cash dividend in the amount of $4.10 per share (less the per share amount of any dividend declared by us during the period beginning on February 14, 2005 and ending on the closing date of the merger) after the Merger Agreement is approved by the shareholders.

We believe that our principal source of funds will be cash generated from our operating activities despite anticipated declines in revenues. In addition, we expect to continue the process of divesting non-core investments and other assets.

We believe that our available cash and marketable securities, together with cash generated from operating activities and asset sales, will be more than sufficient to meet our liquidity requirements through at least 2006.

Bank Facilities

As an additional source of liquidity during our bankruptcy, we entered into a Senior Secured Debtor-in-Possession Credit Facility (the “DIP Facility”). On the Emergence Date, there were no outstanding advances under the DIP Facility. We did have letters of credit outstanding under the DIP Facility.

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”). On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. None of the additional amount has been used as of the date of this filing. In addition, we pay a facility fee under the Letter of Credit Facilities equal to .05% per annum of the amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities mature in April 2005. As of December 31, 2004, under the Letter of Credit Facilities, we had $137 million in letters of credit outstanding, $162 million in availability, and $1 million reserved for issuance. As of December 31, 2004, $144 million in cash has been pledged as collateral for our outstanding letters of credit and this cash has been classified as restricted cash in other current assets in the consolidated balance sheet.

We may arrange a revolving credit facility to support our letter of credit requirements and as an additional source of liquidity. The revolving credit facility would replace the Letter of Credit Facilities.

Historical Cash Flows

During 2004, 2003 and 2002, our cash flows were as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
Provided by (used in):
Operating activities	$792	$3,528	$(102)
Investing activities	(1,366)	(530)	(147)
Financing activities	(553)	19	1,626
Net change in cash and cash equivalents from discontinued operations	(602)	341	153

Net (decrease) increase in cash and cash equivalents	$(1,729)	$3,358	$1,530

The following discussion of cash flows provided by (used in) operating, investing, and financing activities excludes the impact of discontinued operations which is discussed separately.

Net Cash Flows Provided by (Used in) Operating Activities

For the years ended December 31, 2004, 2003 and 2002, net cash provided by (used in) operating activities was $0.8 billion, $3.5 billion, and $(0.1) billion, respectively, and was comprised of the following (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net (loss) income	$(4,002)	$22,211	$(9,173)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,924	2,316	2,903
Impairment charges related to property, plant and equipment, goodwill and intangible assets	3,513	—	4,999
Impairment charges related to investments	1	12	25
Cumulative effects of changes in accounting principles	—	215	32
Minority interests, net of tax	—	(4)	(20)
Net realized gain on sale of investments	(10)	(2)	(24)
(Gain) loss on sale of property, plant and equipment	(1)	43	123
Bad debt provision	554	880	1,271
Deferred income tax (benefit) expense	(84)	(26)	95
Reserve for employee loan	—	—	332
Effect of the plan of reorganization and revaluation of assets and liabilities	—	(22,674)	—
Non-cash reorganization items, net	—	383	688
Accretion expense related to SFAS No. 143 liability	27	21	—
Amortization of debt discount	114	—	—
Other	12	264	121
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	377	(169)	(3,061)
Other current assets	118	96	407
Non-current assets	13	277	—
Accounts payable and accrued access costs	(1,053)	(151)	(1,015)
Other current liabilities	(762)	(360)	(867)
Other liabilities	51	196	3,062

Net cash provided by (used in) operating activities	$792	$3,528	$(102)

Further, the following table identifies significant net changes in our working capital displayed above during the years ended December 31, 2004 and 2003, but excludes data for 2002, the development of which, was determined to be impracticable (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003
Cash Provided By (Used In):
Accounts receivable
Decrease in accounts receivable, excluding the effect of bad debt provision	$931	$711
Increase in allowance for doubtful accounts for the effect of bad debt provision	(554)	(880)

Decrease (increase) in accounts receivable	377	(169)
Other current assets
Decrease in non-trade and other receivables	54	100
Decrease in prepaid expenses	29	79
Other decreases (increases)	35	(83)

Decrease in other current assets	118	96
Decrease in non-current assets	13	277

Total decrease in assets	$508	$204

Accounts payable and accrued access costs
Decrease in accounts payable	$(909)	$(141)
Decrease in accrued access costs	(144)	(10)

Decrease in accounts payable and accrued access costs	(1,053)	(151)
Other current liabilities
Payment of SEC penalty	(500)	—
Increase (decrease) in accrued interest	67	(10)
Increase in income taxes payable	495	242
Decrease in other taxes	(101)	(52)
(Decease) increase in accrued reorganization expenses	(147)	106
Decrease in advance billings and deferred revenue	(125)	(228)
Other decreases	(451)	(418)

Decrease in other current liabilities	(762)	(360)
Increase in other non-current liabilities	51	196

Total decrease in liabilities	$(1,764)	$(315)

For 2004, we generated $0.8 billion in cash from operations. We had a net loss of $3.9 billion, which included non-cash charges for impairment of approximately $3.5 billion, depreciation and amortization of $1.9 billion, and a bad debt provision of $0.6 billion. Cash from operations was negatively affected by decreases in our liabilities totaling $1.8 billion which were partially offset by decreases in our assets totaling $0.5 billion. Additionally, cash from operations was lower than 2003 due to lower revenues that were not fully offset by reductions in operating expenses.

Our liabilities decreased $1.8 billion as compared to 2003. The decrease was attributable to a decrease in our accounts payable and accrued access costs of $1.1 billion during 2004 due to lower accruals for reduced spending on certain operating expenses such as advertising and professional fees. Force reductions during 2004 reduced accruals for salary and benefit expenses, and cost-cutting initiatives reduced access costs and related accruals. Additionally, liabilities decreased from an SEC penalty payment of $0.5 billion and from the reduction of $0.8 billion from other accruals primarily resulting from our bankruptcy settlement payments. These decreases were offset by the increase in accrued interest and income taxes payable of $0.6 billion. Interest expense for our Senior Notes was recognized and accrued in 2004, but not in 2003. Accrued income taxes increased for higher tax exposures related to liabilities for certain tax contingencies.

Offsetting the cash used for liabilities was a decrease in our assets from cash collections. Our accounts receivable decreased $0.9 billion during the year ended December 31, 2004 primarily due to improved collection efforts, including the collection of $0.3 billion for the settlement of disputes related to fees earned from third party companies for calls that terminated on our network and reduced billings due to lower revenues. Additionally, a decrease of $0.1 billion in other receivables, prepaid expenses, and other current assets from lower prepayments and collection of notes receivable had a positive effect on cash from operations.

For 2003, we generated approximately $3.5 billion in cash from operations. The generation of cash from operations was primarily the result of our net income of $22.2 billion which included non-cash benefits related to the plan of reorganization and the revaluation of assets and liabilities of $22.7 billion. Partially offsetting these benefits were non-cash charges for depreciation and amortization of approximately $2.3 billion, a bad debt provision of $0.9 billion, the cumulative effect of a change in accounting principle of $0.2 billion, and reorganization items of $0.4 billion. Cash flows from operations during this period were negatively affected by decreases in our liabilities totaling $0.3 billion which were mostly offset by decreases in our assets totaling $0.2 billion.

Our liabilities decreased $0.3 billion as compared to 2002. The decrease was attributable to a decrease in our accounts payable and accrued access costs of $0.2 billion during 2003 due primarily to lower accruals for reduced compensation and bad debt expense. Additionally, the reduction of other accruals of $0.6 billion reflects lower expenses from our cost containment and restructuring initiatives during 2003. These declines were offset by the increase in accrued income taxes of $0.2 billion, accrued reorganization expenses of $0.1 billion, and other accruals of $0.2 billion.

Offsetting the cash used for liabilities in 2003 was a decrease in our assets from cash collections of $0.2 billion. Our accounts receivable decreased $0.7 billion during the year ended December 31, 2003 due to a combination of lower revenues and improved cash collections, and we recorded $0.9 billion in bad debt expense. Additionally, a net decrease of $0.4 billion in other receivables, prepaid expenses, and other assets resulting from lower operating expenses and cash collections had a positive effect on cash from operations.

For 2002, we used $0.1 billion in cash for operating activities. We had a net loss of $9.2 billion, which included non-cash charges for impairment of approximately $5.0 billion, depreciation and amortization of $2.9 billion, a bad debt provision of $1.6 billion and reorganization items of $0.7 billion. Our cash flows from operating activities were negatively impacted by an increase in accounts receivable of approximately $3.1 billion, primarily resulting from the termination of our accounts receivable securitization facility and a slowing of our collections following our bankruptcy filing in July 2002. This decrease was partially offset by an increase in our liabilities as the result of lower payments of expenses during our bankruptcy period.

Net Cash Flows Used in Investing Activities

For 2004, net cash used by investing activities was approximately $1.4 billion. Capital expenditures for property, plant and equipment were approximately $1.0 billion. Investing activities also included the purchase of approximately $1.1 billion in marketable securities, offset by $0.7 billion in receipts from the sale of non-core assets primarily including approximately $0.1 billion for the sale of MMDS, $0.4 billion from our sale of Embratel and approximately $0.1 billion from the sale of Douglas Lake and other surplus properties. For 2003, net cash used by investing activities was approximately $0.5 billion. Capital expenditures of $0.8 billion were the primary use of cash and were partially offset by approximately $0.3 billion in proceeds from the sale of property, plant and equipment. For 2002, net cash used in investing activities was approximately $0.1 billion. Capital expenditures for property, plant and equipment were approximately $1.0 billion, offset by sale proceeds of investments and other assets of approximately $0.9 billion.

Net Cash Flows Used in (Provided by) Financing Activities

For 2004, net cash used in financing activities was approximately $0.6 billion and consisted primarily of $0.3 billion in dividend payments and approximately $0.1 billion in cash collateral posted for the Letter of Credit

Facilities. For 2003, net cash provided by financing activities consisted primarily of payments on capital leases, offset by other financing activities. In 2002, cash provided by financing activities was approximately $1.6 billion, primarily due to approximately $2.9 billion of debt obligation borrowings and repayments of approximately $1.0 billion which were completed prior to our bankruptcy filing, offset by the payment of $0.2 billion in dividends and $0.1 billion of debt issuance costs.

Net Change in Cash from Discontinued Operations

Net change in cash from discontinued operations for 2004 was approximately $0.6 billion and was primarily attributable to Embratel, which had a balance of approximately $0.6 billion as of December 31, 2003 that was removed from our consolidated balance sheet upon the consummation of the sale in July 2004. The increase of approximately $0.3 billion and $0.2 billion in 2003 and 2002, respectively, primarily represented the change in cash and cash equivalents from Embratel.

Contractual Obligations and Commitments

The following table represents our consolidated contractual obligations and commercial commitments as of December 31, 2004 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Liabilities subject to compromise and tax claims(1)	$777	$777	$—	$—	$—
Long-term debt	5,665	—	1,983	1,983	1,699
Capital leases	268	24	52	51	141
Interest on debt and capital lease obligations	2,521	462	831	528	700
Operating leases and commitments	4,186	1,125	1,691	482	888
Purchase commitments(2)	137	51	50	36	—
Other long-term liabilities	128	40	16	12	60

Total contractual cash obligations	$13,682	$2,479	$4,623	$3,092	$3,488

(1)	Reflects the estimated remaining cash payments as of December 31, 2004 that are expected to be due upon final settlements (including interest on tax obligations of bankruptcy claims). All other non-cash distributions as contemplated by the Plan were distributed through the issuance of new common stock or new debt as described in “Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Reorganization Under Chapter 11.” This estimate is based on various assumptions and reflects our judgment based upon our prior pre-petition claims settlement history and the terms of our plan of reorganization and, if these assumptions prove incorrect, actual payments could differ from the estimated amounts. Additionally, it is possible that some settlements may not be completed, and some cash payments may not be made, in less than one year. In addition, we have other tax contingencies described in our consolidated financial statements not reflected in this table.
(2)	Reflects commitments related to vendors where we have contractual obligations which require minimum payments regardless of our performance under these contracts.

We have contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. We assess our minimum exposure based on penalties to exit the contracts, and as of December 31, 2004, the obligation associated with this liability is estimated to be approximately $1.4 billion and has been excluded from the table above.

We are obligated to pay a portion of maintenance and repair costs for certain cable systems which we use to transmit voice, data and Internet traffic. As no minimum obligation is identified under these agreements, we have excluded these obligations from the contractual obligations table above. However, we estimate these obligations as of December 31, 2004 to be approximately $733 million over the contract period, which can exceed 20 years.

Obligations to Provide Funds to Other Entities

As of December 31, 2004, we did not have any obligations to provide any funding to any entities that are not consolidated in our financial statements.

Off Balance Sheet Arrangements

As of December 31, 2004 and the date of this filing, we did not have any amounts outstanding under off balance sheet arrangements.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that these costs be recognized as current period charges. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have completed our evaluation of the impact of SFAS No. 151, and do not expect any material impact on our consolidated results of operations, financial condition and cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets in eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replacing it with an exception for exchanges that do not have commercial substance. SFAS No. 153 indicates a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005, with earlier application permitted.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123 (R)”). SFAS No. 123, “Accounting for Stock-Based Compensation,” focuses primarily on accounting for transactions in which an employee is compensated for services through share-based payment transactions. SFAS No. 123 (R) requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award. The provisions of SFAS No. 123 (R) are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not completed evaluating the impact of SFAS No. 123 (R), but do not expect any material impact on our consolidated results of operations, financial condition and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates. As of December 31, 2004, our Senior Notes had an outstanding balance of $5.7 billion and a fair market value of $5.9 billion. While changes in market interest rates affect the fair market value of this debt, there is no impact to earnings or cash flows unless we redeem the Senior Notes before their maturity dates. We would redeem the Senior Notes only if market conditions, our financial structure or other conditions make such redemptions appropriate. The initial interest rates of the 2007, 2009, and 2014 Senior Notes were 5.908%, 6.688% and 7.735%, respectively, and were subject to reset after we applied for and received ratings from Moody’s and S&P. In December 2004, we received B2 and B+ ratings from Moody’s and S&P, respectively. As such, the initial interest rates on the Senior Notes were each increased by 1% effective December 15, 2004. The expected increase in interest expense for 2005 as a result of the change in interest rates on the Senior Notes is $57 million. We do not currently hedge our exposure to this market risk through interest rate swaps. However, we may engage in hedging transactions to mitigate interest rate risk in the future should we change the structure of our debt.

Foreign Exchange Risk

We are subject to market risk from exposure to changes in foreign exchange rates when transactions are denominated in a currency other than our functional currency (the U.S. dollar). Because differing portions of our revenues and costs are denominated in foreign currencies, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses in the same proportion.

We generated 19% of our revenues from international operations during 2004, and the impact of foreign exchange increased our revenues by $0.3 billion with a slightly lower increase to our expenses. Future fluctuations in foreign currency exchange rates will impact line components of our consolidated statement of operations, and increases or decreases in these currency exchange rates could have a material impact on our consolidated net income or loss if our revenues and expenses do not fluctuate proportionately.

We do not currently hedge our currency exposures. However, we may engage in hedging transactions to mitigate foreign exchange risk in the future should such risk become significant.

Equity Risk

We are subject to market risk from exposure to changes in the market value of our investment securities. Our portfolio of investment securities includes available-for-sale securities, equity and cost method investments, and derivative instruments.

As of December 31, 2004 and 2003, available-for-sale securities were $1.1 billion and $15 million, respectively, and were comprised of fixed income and investment grade securities. The fixed-income portfolio consists primarily of relatively short-term investments to minimize interest rate risk. Investment grade securities include those issued by banks and trust companies that have long-term debt rated “A-3”, “A” or higher according to Moody’s or S&P, respectively. Investments in commercial paper issued by corporations are rated “P-1” or “A-1” or higher according to Moody’s and S&P, respectively. As of December 31, 2004 and 2003, the fair value of available-for-sale securities approximated the cost of such investments. In 2003, prior to the investment of our cash and cash equivalents into available-for-sale securities, we managed our cash in a manner designed to maintain a $1.00 per share market value. As such, we did not experience any material changes in market value. The potential loss in fair value resulting from a hypothetical increase of 1% in interest rates on our available-for-sale debt securities as of December 31, 2004 would be approximately $11 million. A hypothetical decrease of 1% in interest rates would increase the fair value of our available-for-sale securities by $11 million.

As of December 31, 2004 and 2003, long-term investments (including long-term available-for-sale securities, equity and cost method investments and derivative instruments) totaled $116 million and $238 million, respectively. To the extent that our investments continue to have value, we typically do not attempt to reduce or eliminate our market exposure.

We periodically review investments and record impairment to these investments whenever we determine that a loss in market value is other-than-temporary. In recent years, we have experienced significant declines in the value of certain investments. In 2004, 2003 and 2002, we determined that the carrying value of certain cost method investments exceeded their fair value and were impaired. As such, we reduced the carrying value of our cost method investments in 2004, 2003 and 2002 by $1 million, $12 million and $8 million, respectively. In addition, in 2002, we determined that the carrying value of certain available-for-sale investments exceeded their fair values and were impaired, and reduced the carrying value of these investments by $17 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as described in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

1. Management’s Report on Internal Control over Financial Reporting

The management of MCI, Inc. and subsidiaries (“MCI” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. MCI’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

As part of MCI’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, MCI management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, management identified a material weakness in the Company’s internal control over accounting for income taxes. The material weakness in internal control related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by its internal control over financial reporting. Because of this material weakness in internal control over financial reporting, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by COSO.

MCI’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-4.

2. Management’s Discussion on Income Tax Material Weakness

MCI’s income tax accounting in 2004 had significant complexity due to fresh start accounting, impairment of assets, cancellation of indebtedness, a significant reduction in the number of subsidiary legal entities and various tax contingencies described in Note 20 to the consolidated financial statements.

To address this complexity, the Company instituted other procedures, hired additional tax accounting staff and outsourced the more complex areas of its income tax work to third party tax service providers.

While these steps have helped address some of the internal control deficiencies noted above, they have not been sufficient to conclude that the Company’s internal control over accounting for income taxes was effective as of December 31, 2004. Accordingly, the Company has, and will continue to, conduct significant remediation activity including:

•	the hiring, in March 2005, of a new Vice President of Tax;

•	hiring of additional full time tax accounting staff;

•	increased use of third party tax service providers for the more complex areas of the Company’s income tax accounting; and

•	increased formality and rigor of controls and procedures over accounting for income taxes.

As a consequence of the material weakness noted above, the Company applied other procedures designed to improve the reliability of its accounting for income taxes. Based on these other procedures, management believes that the consolidated financial statements included in this report, as well as the Company’s financial statements for each quarter in 2004, as previously reported, are fairly stated in all material respects.

3. Changes in Internal Control over Financial Reporting

In 2003, MCI concluded that its internal control over financial reporting was not effective. Accordingly, the Company applied other procedures to improve the reliability of its financial reporting processes.

Significant efforts were made to establish a framework to improve our internal control over financial reporting during 2004. We committed considerable resources to the design, implementation, documentation and testing of the key internal controls of the Company. Additional efforts were required to remediate and retest certain internal control deficiencies. Management believes that these efforts have improved the Company’s internal control over financial reporting. While our internal control over financial reporting is significantly improved, management has identified certain areas (in addition to accounting for income taxes) that it believes should be further enhanced. With respect to these areas, the Company has implemented compensating controls and procedures that are designed to prevent a material misstatement of the Company’s consolidated financial statements as of December 31, 2004. Nevertheless, management intends to continue improving the Company’s internal control over financial reporting. Initiatives the Company has implemented to improve the Company’s internal control over financial reporting in 2004 include, but are not limited to the following:

•	increased the number and quality of our accounting personnel;

•	increased the formality and rigor around the operation of key controls;

•	documentation of all key financial procedures;

•	implemented more stringent policies and procedures around our processes over accounting estimates; and

•	increased security surrounding, and limited access rights to, the most significant financial systems.

Initiatives the Company will implement to further enhance the Company’s internal control over financial reporting in 2005 (in addition to those previously discussed relating to income taxes) include, but are not limited to, the following:

•	continue to recruit and train finance and accounting personnel;

•	automate certain controls that are currently performed manually;

•	simplify our back office systems; and

•	expand our introduction of increased security and limiting access rights to financial systems of lesser significance.

4. Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act Rules of 1934 (the Exchange Act) 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, due to the material weakness discussed under the heading, “Management’s Report on Internal Control over Financial Reporting.” Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

5. Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including our own, is subject to certain inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Contained below is a listing of our current directors and executive officers.

Name	Age	Position
Michael Capellas	50	President and Chief Executive Officer, Director
Robert T. Blakely	63	Executive Vice President and Chief Financial Officer
Fred M. Briggs II	56	President of Operations and Technology
Daniel Casaccia	55	Executive Vice President, Human Resources
Jonathan C. Crane	55	Executive Vice President of Strategy and Corporate Development
Daniel E. Crawford	65	Acting President, International and Wholesale Markets
Nancy Gofus	51	Senior Vice President of Marketing and Chief Marketing Officer
Elizabeth Hackenson	44	Executive Vice President and Chief Information Officer
Victoria Harker	40	Senior Vice President and Treasurer
Nancy Higgins	53	Executive Vice President of Ethics and Business Conduct
Wayne Huyard	45	President, U.S. Sales and Service
Anastasia Kelly	55	Executive Vice President and General Counsel
Eric Slusser	44	Senior Vice President and Controller
Grace Chen Trent	35	Senior Vice President of Communications and Chief of Staff
Nicholas deB. Katzenbach	83	Director, Chairman of the Board
Dennis Beresford	66	Director
W. Grant Gregory	64	Director
Judith Haberkorn	58	Director
Laurence E. Harris	69	Director
Eric Holder	54	Director
Mark Neporent	47	Director
C.B. Rogers, Jr.	75	Director

Additional information required by this Item will be provided in our definitive proxy statement for our 2005 annual meeting of shareholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2004, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be provided in our definitive proxy statement for our 2005 annual meeting of shareholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2004, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be provided in our definitive proxy statement for our 2005 annual meeting of shareholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2004, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be provided in our definitive proxy statement for our 2005 annual meeting of shareholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2004, and is incorporated herein by this reference.

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

Fees Paid to the Independent Auditor

Set forth in the table below are the aggregate amount of fees billed to us by KPMG for professional accounting services during 2004 and 2003, except for audit fees which for 2004, represents the aggregate amount of fees incurred through February 2005 related to the auditing of our consolidated financial statements for the fiscal year ended December 31, 2004 (in millions):

	2004	2003(5)
Audit Fees(1)	$42.2	$54.7
Audit-Related Fees(2)	1.2	0.2

Total audit and audit-related fees	$43.4	$54.9
Tax Fees(3)	8.7	14.8
All Other Fees(4)	0.7	0.1

Total Fees	$52.8	$69.8

(1)	Audit Fees. These are fees for professional services provided for the audit of our annual consolidated financial statements, the audit of our internal controls assessment under the Sarbanes-Oxley Act of 2002, and reviews of our condensed consolidated quarterly financial statements, services that are normally provided by our independent accountant in connection with statutory and regulatory engagements and services generally only our independent accountant reasonably can provide, such as statutory audits required internationally, attest services, consents and assistance with and review of documents filed with the SEC. Included in the Audit Fees category are fees incurred for audits of the financial statements of certain of our subsidiaries performed in compliance with such subsidiaries’ independent legal reporting obligations.
(2)	Audit-Related Fees. These are fees for assurance and related services that are reasonably related to performance of audit services and traditionally are performed by our independent accountant. More specifically, these include: employee benefit plan audits and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. These are fees for professional services rendered by our independent accountant’s tax professionals except those related to the audit of our consolidated financial statements. Services included tax compliance, tax advice, and tax planning. Tax compliance involves preparation of original and amended tax returns and refund claims. Tax planning and tax advice included assistance with tax audits, requests for rulings, technical advice on bankruptcy matters, restructurings and transactions with foreign affiliates.
(4)	All Other Fees. These are fees for all other products and services provided by our independent accountant that do not fall within the previous categories. Such fees relate to reimbursement of time and expenses incurred to produce information in response to third party requests.
(5)	Reflects an additional $20.8 million in fees above those reported in our 2003 Annual Report on Form 10-K, to adjust estimated amounts to actual billings.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Report of Independent Registered Public Accounting Firm—Embratel Participações S.A.	F-6
Consolidated statements of operations for each of the years in the period ended December 31, 2004 (Successor), 2003 and 2002 (Predecessor)	F-7
Consolidated balance sheets as of December 31, 2004 and 2003 (Successor)	F-8

Consolidated statements of changes in shareholders’ equity (deficit) and comprehensive (loss) income for each of the years in the period ended December 31, 2004 (Successor), 2003 and 2002 (Predecessor)

F-9
Consolidated statements of cash flows for each of the years in the period ended December 31, 2004 (Successor), 2003 and 2002 (Predecessor)	F-10
Notes to consolidated financial statements	F-11

Exhibits

2.1		Modified Amended Second Joint Plan of Reorganization for WorldCom, Inc. (incorporated herein by reference to Exhibit 2.1 to WorldCom’s Current Report on Form 8-K dated October 31, 2003 (filed November 18, 2003))

2.2		Offer to Purchase for Cash All Outstanding Shares of Class A Common Stock of Digex, Incorporated by WorldCom, Inc., dated August 27, 2003, as amended September 23, 2003 (filed as Exhibit 99(a)(1) to WorldCom’s Schedule TO-T/A, dated September 23, 2003, and incorporated herein by reference)

2.3	*	Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. dated as amended May 14, 2001 (filed as Annex A to WorldCom’s Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)

2.4		Stock Purchase Agreement dated as of March 12, 2004 between Telefonos de Mexico, S.A. de C.V., WorldCom, Inc., MCI International, Inc., MCI WORLDCOM International, Inc. and MCI WorldCom Brazil, LLC (incorporated herein by reference to Exhibit 99.2 to WorldCom’s Current Report on Form 8-K dated March 12, 2004 (filed March 18, 2004) (File No. 001-10415))

2.5		First Amendment to Stock Purchase Agreement dated as of April 7, 2004, by and among Telefonos de Mexico, S.A. de C.V., MCI, Inc., MCI International, Inc., MCI WorldCom International, Inc., and MCI WorldCom Brazil LLC (incorporated herein by reference to Exhibit 99.1 to MCI, Inc.’s Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) (File No. 001-10415))

2.6		Second Amendment, dated as of April 20, 2004, by and among Telefonos de Mexico, S.A. de C.V., MCI, Inc., MCI International, Inc., MCI WorldCom International, Inc., and MCI WorldCom Brazil LLC (incorporated herein by reference to Exhibit 99.2 to MCI, Inc.’s Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) (File No. 001-10415))

2.7		Merger Agreement dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated February 14, 2005 (filed February 17, 2005) (File No. 001-10415))

3.1		Amended and Restated Certificate of Incorporation of MCI, Inc. (incorporated herein by reference to Exhibit 3.1 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258))

3.2		Bylaws of MCI, Inc. incorporated herein by reference to Exhibit 3.2 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)

4.1		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2007 (incorporated by reference to Exhibit 4.2 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.2		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.3		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2014 (incorporated by reference to Exhibit 4.4 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.4	Rights Agreement between MCI, Inc. and The Bank of New York, as Rights Agent, dated as of April 20, 2004 incorporated herein by reference to Exhibit 4.1 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)

4.5	Registration Rights Agreement, dated as of April 20, 2004, among MCI, Inc. and the security holders named therein (incorporated herein by reference to Exhibit 4.6 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

10.1	MCI, Inc. 2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.64 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

10.2	MCI, Inc. 2003 Management Restricted Stock Plan (incorporated herein by reference to Exhibit 10.65 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

10.3	MCI, Inc. Deferred Stock Unit Plan (incorporated herein by reference to Exhibit 10.66 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

*10.4	Form of Employment Agreement between MCI, Inc. and Michael Capellas (incorporated herein by reference to Exhibit 10.67 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

*10.5	Employment Agreement between MCI, Inc. and Robert T. Blakely

*10.6	Employment Agreement between MCI, Inc. and Jonathan Crane

*10.7	Employment Agreement between MCI, Inc. and Wayne E. Huyard

*10.8	Employment Agreement between MCI, Inc. and Anastasia Kelly

*10.9	Form of Employment Agreement between MCI, Inc. and Richard R. Roscitt (incorporated herein by reference to Exhibit 10.68 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

10.10	Supplemental Appendix to Employment Agreement of Richard R. Roscitt (incorporated herein by reference to Exhibit 10.69 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

10.11	Separation Agreement between Richard R. Roscitt and WorldCom, Inc. dated March 24, 2004 (incorporated herein by reference to Exhibit 10.70 to MCI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (filed May 10, 2004) (File No. 001-10415))

10.12	MCI, Inc. Corporate Valuable Pay Plan, as amended and restated effective February 11, 2005

10.13	Amendment No. 1 to the MCI, Inc. 2003 Employee Stock Purchase Plan

10.14	Amendment No. 2 to the MCI, Inc. 2003 Employee Stock Purchase Plan

10.15	Amendment No. 3 to the MCI, Inc. 2003 Employee Stock Purchase Plan

14.1	MCI, Inc.’s Code of Ethics and Business Conduct, “The Way We Work.” (incorporated herein by reference to Exhibit 14.1 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

21.1	Subsidiaries of MCI, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules/appendices to this Agreement to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCI, INC.
/s/ Robert T. Blakely
Robert T. Blakely
Chief Financial Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael D. Capellas Michael D. Capellas	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Robert T. Blakely Robert T. Blakely	Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Eric R. Slusser Eric R. Slusser	Senior Vice President, Controller	March 16, 2005

/s/ Nicholas deB. Katzenbach Nicholas deB. Katzenbach	Chairman of the Board	March 16, 2005

/s/ Dennis R. Beresford Dennis R. Beresford	Director	March 16, 2005

/s/ W. Grant Gregory W. Grant Gregory	Director	March 16, 2005

/s/ Judith R. Haberkorn Judith R. Haberkorn	Director	March 16, 2005

/s/ Laurence E. Harris Laurence E. Harris	Director	March 16, 2005

/s/ Eric H. Holder Eric H. Holder	Director	March 16, 2005

/s/ Mark A. Neporent Mark A. Neporent	Director	March 16, 2005

/s/ C.B. Rogers, Jr. C.B. Rogers, Jr.	Director	March 16, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
MCI, Inc. and subsidiaries
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Report of Independent Registered Public Accounting Firm—Embratel Participações S.A.	F-6
Consolidated statements of operations for each of the years in the period ended December 31, 2004 (Successor), 2003 and 2002 (Predecessor)	F-7
Consolidated balance sheets as of December 31, 2004 and 2003 (Successor)	F-8

Consolidated statements of changes in shareholders’ equity (deficit) and comprehensive (loss) income for each of the years in the period ended December 31, 2004 (Successor), 2003 and 2002 (Predecessor)

F-9
Consolidated statements of cash flows for each of the years in the period ended December 31, 2004 (Successor), 2003 and 2002 (Predecessor)	F-10
Notes to consolidated financial statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MCI, Inc.:

We have audited the accompanying consolidated balance sheets of MCI, Inc. and subsidiaries as of December 31, 2004 and 2003 (Successor Company), and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive (loss) income and cash flows for the years ended December 31, 2004 (Successor Company), 2003 and 2002 (Predecessor Company) (collectively, the Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Embratel Participações S.A. and subsidiaries (“Embratel”), a partially-owned subsidiary until July 2004, which statements reported in Brazilian Reals (R$) reflect total assets of R$13.7 billion (US$4.7 billion) as of December 31, 2003. Embratel’s net income (loss) of R$382 million (US$125 million) and R$(678) million (US$(226) million) in 2003 and 2002, respectively, are included within discontinued operations for those years. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Embratel Participações S.A. and subsidiaries for 2003 and 2002, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company’s consolidated financial statements do not disclose earnings (loss) per common share information allocated between the Company’s two series of separately traded tracking stocks for the years ended December 31, 2003 and 2002. Earnings per share information is required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. In our opinion, disclosure of this information is required by U.S. generally accepted accounting principles.

In our opinion, except for the omission of the information discussed in the preceding paragraph, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCI, Inc. and subsidiaries as of December 31, 2004 and 2003 (Successor Company), and the results of their operations and their cash flows for the years ended December 31, 2004 (Successor Company), 2003 and 2002 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, on October 31, 2003, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan of Reorganization (the Plan). The Plan became effective on April 20, 2004 and the Company emerged from Chapter 11 of Title 11 of the U.S. Bankruptcy Code (Chapter 11). In connection with its emergence from Chapter 11, the Company adopted fresh-start reporting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as of December 31, 2003 as further described in Note 4 to the consolidated financial statements. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement

Obligations. Also, as discussed in Note 2, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MCI, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting at Item 9A.1., that MCI, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment that the Company’s controls and procedures over accounting for income taxes were ineffective, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified that the Company had a material weakness in its internal control over accounting for income taxes due to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. Because of these deficiencies, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements due to errors in accounting for income taxes could occur and not be prevented or detected by its internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCI, Inc. and subsidiaries as of December 31, 2004 and 2003

(Successor Company), and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive (loss) income, and cash flows for the years ended December 31, 2004 (Successor Company), and 2003 and 2002 (Predecessor Company) (collectively, the Company). The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed a qualified opinion on those consolidated financial statements due to the absence of earnings per share information for 2003 and 2002.

In our opinion, management’s assessment that MCI, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on Management’s Discussion on Income Tax Material Weakness at Item 9A.2. or other matters included at Items 9A.3., 4., and 5.

KPMG LLP

McLean, Virginia

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Embratel Participações S.A.

Rio de Janeiro-RJ, Brazil

We have audited the accompanying consolidated balance sheets of Embratel Participações S.A. and subsidiaries as of December 31, 2003 and the consolidated statements of operations, changes in shareholders’ equity and changes in financial position for each of the two years in the period ended December 31, 2003, all expressed in Brazilian Reais. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Embratel Participações S.A. and subsidiaries as of December 31, 2003, and the results of their operations, the changes in shareholders’ equity and the changes in their financial position for each of the two years in the period ended December 31, 2003, in conformity with accounting practices adopted in Brazil.

Accounting practices adopted in Brazil vary in certain respects from accounting principles generally accepted in the United States of America. Application of accounting principles generally accepted in the United States of America would have affected shareholders’ equity as of December 31, 2003 and the results of operations for each of the two years in the period ended December 31, 2003, to the extent summarized in Note 30 to the consolidated financial statements.

DELOITTE TOUCHE TOHMATSU

Rio de Janeiro, Brazil

March 17, 2004 (except with respect to the matters discussed in Note 30, as to which the date is April 6, 2004)

MCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Successor Company	Predecessor Company
	Year Ended December 31,

	2004	2003	2002
Revenues	$20,690	$24,266	$28,493
Operating expenses:
Access costs	10,719	11,997	13,304
Costs of services and products (excluding depreciation and amortization included below of $1,436, $1,938 and $2,356 in 2004, 2003 and 2002, respectively)	2,506	2,771	3,461
Selling, general and administrative	5,220	6,479	8,062
Depreciation and amortization	1,924	2,316	2,903
Unclassified, net	—	—	(35)
(Gain) loss on property dispositions	(1)	43	123
Impairment charges related to property, plant and equipment	2,775	—	4,599
Impairment charges related to intangible assets	738	—	400

Total operating expenses	23,881	23,606	32,817
Operating (loss) income	(3,191)	660	(4,324)

Other income (expense), net:
Interest expense (contractual interest of $2,425 in 2003 and $2,360 in 2002)	(402)	(105)	(1,354)
Miscellaneous income (expense), net (includes a $2,250 SEC fine in 2002)	85	136	(2,221)
Reorganization items, net	—	22,087	(802)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	(3,508)	22,778	(8,701)
Income tax expense	520	313	258
Minority interests, net of tax	—	(4)	(20)

(Loss) income from continuing operations before cumulative effects of changes in accounting principles	(4,028)	22,469	(8,939)
Net income (loss) from discontinued operations	26	(43)	(202)

(Loss) income before cumulative effects of changes in accounting principles	(4,002)	22,426	(9,141)
Cumulative effects of changes in accounting principles	—	(215)	(32)

Net (loss) income	(4,002)	22,211	(9,173)

Distributions on preferred securities (contractual distributions of $31 in 2003 and $35 in 2002)	—	—	(19)

Net (loss) income attributable to common shareholders	$(4,002)	$22,211	$(9,192)

Basic and diluted (loss) income per share:
Continuing operations	$(12.56)
Discontinued operations	0.08

Loss per share	$(12.48)

Basic and diluted shares used in calculation	320.8

See accompanying notes to consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	Successor Company
	As of December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$4,449	$6,178
Marketable securities	1,055	15
Accounts receivable, net of allowance for doubtful accounts of $729 for 2004 and $1,762 for 2003	2,855	4,348
Prepaid expenses	287	377
Deferred income taxes	—	990
Other current assets	437	444
Assets held for sale	10	176

Total current assets	9,093	12,528
Property, plant and equipment, net	6,259	11,538
Investments	116	238
Intangible assets, net	991	2,085
Deferred income taxes	456	608
Other assets	145	473

	$17,060	$27,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$784	$1,722
Accrued access costs	1,491	2,349
Current portion of long-term debt	24	330
Accrued interest	93	25
Deferred income taxes	598	—
Other current liabilities	3,198	4,361
Liabilities of assets held for sale	15	23

Total current liabilities	6,203	8,810
Long-term debt, excluding current portion	5,909	7,117
Deferred income taxes	18	1,207
Other liabilities	700	714
Commitments and contingencies (Notes 18 and 19)
Minority interests	—	1,150

Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000 shares in 2004 and 2003; issued and outstanding: 319,557,905 shares for 2004 and 314,856,250 shares for 2003	3	3
Additional paid-in capital	8,365	8,639
Deferred stock-based compensation	(114)	(170)
Accumulated deficit	(4,002)	—
Accumulated other comprehensive loss	(22)	—

Total shareholders’ equity	4,230	8,472

	$17,060	$27,470

See accompanying notes to consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE (LOSS) INCOME

For Each of the Years in the Three-Year Period Ended December 31, 2004

(In Millions)

	Common Stock	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2002 (Predecessor Company)	$31	$56,330	$—	$(68,975)	$(185)	$(142)	$(12,941)
Net loss				(9,173)			(9,173)
Currency translation adjustments						(156)	(156)
Unrealized loss on marketable securities						(3)	(3)
Reclassification adjustment for gains included in net loss						(19)	(19)
Minimum pension liability adjustment						(38)	(38)

Comprehensive loss							(9,389)
Distributions on preferred securities				(19)			(19)
Issuance of common stock for preferred dividends		9					9
Exercise of stock options		15					15
Conversion of preferred stock to common		28					28
Other		2					2

Balance at December 31, 2002 (Predecessor Company)	31	56,384	—	(78,167)	(185)	(358)	(22,295)
Net income				22,211			22,211
Currency translation adjustments						15	15
Unrealized gains on marketable securities						12	12
Reclassification adjustment for gains included in net income						(5)	(5)

Comprehensive income							22,233
Conversion of preferred stock to common		58					58
Other		2					2
Application of fresh-start reporting (Note 4):
Cancellation of Predecessor common stock	(31)	(56,444)			185		(56,290)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss				55,956		336	56,292
Issuance of MCI common stock	3	8,639	(170)				8,472

Balance at December 31, 2003 (Successor Company)	3	8,639	(170)	—	—	—	8,472
Net loss				(4,002)			(4,002)
Currency translation adjustments						(18)	(18)
Reclassification of foreign currency translation gains included in net loss						17	17
Unrealized gains on marketable securities						2	2
Minimum pension liability						(23)	(23)

Comprehensive loss							(4,024)
Dividends declared on common stock		(254)					(254)
Amortization of deferred stock-based compensation			36				36
Deferred stock-based compensation forfeited		(20)	20				—

Balance at December 31, 2004 (Successor Company)	$3	$8,365	$(114)	$(4,002)	$—	$(22)	$4,230

See accompanying notes to consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net (loss) income	$(4,002)	$22,211	$(9,173)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,924	2,316	2,903
Impairment charges related to property, plant and equipment, goodwill and intangible assets	3,513	—	4,999
Impairment charges related to investments	1	12	25
Cumulative effects of changes in accounting principles	—	215	32
Minority interests, net of tax	—	(4)	(20)
Net realized gain on sale of investments	(10)	(2)	(24)
(Gain) loss on sale of property, plant and equipment	(1)	43	123
Bad debt provision	554	880	1,271
Deferred income tax (benefit) expense	(84)	(26)	95
Reserve for employee loan	—	—	332
Effect of the plan of reorganization and revaluation of assets and liabilities	—	(22,674)	—
Non-cash reorganization items, net	—	383	688
Accretion expense related to SFAS No. 143 liability	27	21	—
Amortization of debt discount	114	—	—
Other	12	264	121
Changes in assets and liabilities:
Accounts receivable	377	(169)	(3,061)
Other current assets	118	96	407
Non current assets	13	277	—
Accounts payable and accrued access costs	(1,053)	(151)	(1,015)
Other current liabilities	(762)	(360)	(867)
Other liabilities	51	196	3,062

Net cash provided by (used in) operating activities	792	3,528	(102)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(982)	(756)	(1,040)
Proceeds from sale of property, plant and equipment	43	257	48
Purchases of investments	(1,055)	—	—
Proceeds from sale of investments	56	8	792
Proceeds from disposition of assets and assets held for sale	585	—	53
Cash paid for acquisitions, net of cash received	(13)	(39)	—

Net cash used in investing activities	(1,366)	(530)	(147)
FINANCING ACTIVITIES
Principal borrowings on debt	—	—	2,851
Principal repayments on debt	(43)	(93)	(1,031)
Proceeds from exercise of stock options	—	—	15
Dividends paid on common and preferred stock	(254)	—	(159)
Debt issuance costs	—	—	(50)
Cash restricted for letters of credit	(144)	—	—
Other	(112)	112	—

Net cash (used in) provided by financing activities	(553)	19	1,626
Net change in cash and cash equivalents	(1,127)	3,017	1,377
Net change in cash and cash equivalents from discontinued operations	(602)	341	153
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,178	2,820	1,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,449	$6,178	$2,820

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for income taxes, net	$97	$28	$(471)
Cash paid for interest, net of amounts capitalized	223	178	1,306
Cash paid for reorganization items	—	204	114
Non cash items:
Conversion of preferred stock to common stock	—	58	28
Minimum pension liability adjustment	23	—	38
Unrealized holding (gain) loss on investments	(2)	(7)	22
Reclassification of pre-petition liabilities to liabilities subject to compromise	—	—	2,890

See accompanying notes to consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

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

The Company is one of the world’s leading global telecommunications companies, providing a broad range of communication services. The Company serves thousands of businesses and government entities throughout the world and provides voice, data and Internet communication services for millions of consumer customers. The Company operates one of the most extensive telecommunications networks in the world, comprising network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. The Company began doing business as MCI in 2003.

In March 2004, the Company realigned its operations into three new business segments and began operating under these segments in the second quarter of 2004. Effective with the realignment, the Company’s business segments are as follows:

•	Enterprise Markets serves Global Accounts, Government Markets, and System Integrators. Global Accounts provides communications and network solutions to large multinational corporations requiring complex international network services. Government Accounts provides similar services to various government agencies. System Integrators serve customers through partnerships with third-party network solutions providers. In all cases, these services include local-to-global business data, Internet, voice services and managed network services.

•	U.S. Sales & Service serves small, mid-sized and corporate customers. In addition, U.S. Sales & Service comprises the Company’s consumer operation which includes telemarketing, customer service and direct response marketing.

•	International & Wholesale Markets serves businesses, government entities and telecommunications carriers outside the United States as well as wholesale accounts.

The Predecessor Company restated its previously reported consolidated financial statements for the years ended December 31, 2001 and 2000. In conjunction with the Predecessor Company’s restatement and through December 31, 2002, a number of balances or entries recorded in the historical accounting records could not be supported or their propriety otherwise determined. Certain accrued liabilities, other liabilities and other asset balances were found to have inadequate support to establish existence of an asset or a liability. Certain intercompany balances could not be reconciled and the propriety of certain entries recorded in consolidation could not be determined due to lack of supporting documentation. As a result of these findings, it was determined that appropriate adjustments should be recorded to properly state the historical accounting records. Because there was no documentary support related to these items, the Predecessor Company was unable to determine the appropriate statement of operations line item to which such amounts should be applied. As a result, 2002 amounts have been included within operating expenses and noted as “Unclassified, net” in the consolidated statement of operations for the year ended December 31, 2002.

On July 21, 2002 (the “Petition Date”), WorldCom, Inc. and substantially all of its domestic subsidiaries (“Debtors”) filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2) Summary of Significant Accounting Policies

Use of Estimates

The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for impairment charges, revenues and related allowances, allowance for doubtful accounts, accrued access costs, depreciation and amortization of property, plant and equipment and intangible assets, income taxes, acquisition related assets and liabilities, accrued and contingent liabilities and fresh-start reporting. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations.

During 2004, the Company recorded benefits for changes in estimates totaling $302 million. The Company recorded $121 million as a reduction to selling, general, and administrative expenses for a change in estimate of $62 million related to its reserve for outstanding claims, which amount was included in total gains on settlements (see Note 5) and a $59 million change in estimate related to bad debt assumptions. Additionally, the Company increased revenue by $86 million for a change in estimate related to its billing adjustment assumptions, and reduced access costs by $95 million (of which $68 million related to 2003) for a change in estimate related to its contributions to the Universal Service Fund. Additionally, the Company recognized an increase to income tax expense of $275 million relating to changes in estimates of U.S. federal, state, and foreign tax contingencies of $210 million and $65 million that reduced the carrying value of the Company’s intangible assets during the second quarter of 2004.

Basis of Financial Statement Preparation

For the period subsequent to the Petition Date through December 31, 2003, the accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise were adjusted to the estimated amounts of allowable claims prior to the application of fresh-start reporting. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Predecessor Company’s consolidated statements of operations. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows.

Fresh-Start Reporting

Although the Company emerged from bankruptcy on April 20, 2004, the Predecessor Company adopted fresh-start reporting effective at the close of business on December 31, 2003 under the provisions of SOP 90-7, which resulted in a new reporting entity for accounting purposes (Successor Company). The consolidated balance sheet as of December 31, 2003 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. The statements of operations

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and cash flows for the two-year period ended December 31, 2003 reflect the operations of the Predecessor Company, which included a gain in 2003 from the application of fresh-start reporting (see Note 4). The adoption of fresh-start reporting had a material effect on the consolidated financial statements as of December 31, 2003. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. Changes in estimates and preconfirmation contingencies are reflected in the statements of operations as they are determined, whereas changes in the allocation of fair values resulted in adjustments to the assets and liabilities.

In addition, the Successor Company was required to adopt changes in accounting principles that were required in the consolidated financial statements of the emerging entity within the twelve months following the adoption of fresh-start reporting. The Successor Company completed a review of these accounting pronouncements and there was no material impact on its consolidated results of operations, financial position or cash flows.

In connection with fresh-start reporting, the Successor Company’s new debt obligations included in the Successor Company’s consolidated balance sheet were adjusted as of December 31, 2003 to a value based on an imputed interest rate. The difference between the December 31, 2003 obligation in the consolidated balance sheet and the face value of the obligations issued on April 20, 2004 was estimated to be $114 million, using an imputed rate of interest of approximately 6.7% which represented the estimated weighted average rate for the debt issued on the Emergence Date. The amount was recorded in the consolidated balance sheet as a discount. The debt obligations were accreted to the face value of the Company’s obligations beginning January 1, 2004 through the Emergence Date.

Consolidation

The consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Embratel Participações S.A. and subsidiaries (“Embratel”) assets and liabilities included in the consolidated balance sheet as of December 31, 2003 were recorded in Embratel’s functional currency, the Brazilian Real, and were translated at the exchange rate as of the balance sheet date. Embratel’s revenue and expense accounts included in discontinued operations were translated at a weighted-average exchange rate in effect during the reporting period. Translation adjustments were recorded as a component of accumulated other comprehensive (loss) income within shareholders’ equity as of December 31, 2003.

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than an entity’s functional currency. The consolidated statements of operations include as a component of miscellaneous income (expense), net foreign currency transaction gains (losses) of $22 million, $15 million and $(146) million for the years ended December 31, 2004, 2003, and 2002, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

All investments in debt and equity securities with readily determinable fair values are recorded as available-for-sale securities. The available-for-sale securities are carried at fair value, with unrealized holding gains or

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses reported in accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity, net of tax. Marketable securities are included in current assets in the consolidated balance sheet as management has identified these securities as available to fund current operations. The Company reviews declines in the fair value of each individual available-for-sale investment security to determine whether the decline is other-than-temporary. The Company considers all available evidence in this decision, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than the amortized cost, and the Company’s intent and ability to hold the security. The cost basis of the investments in the available-for-sale category is determined using either the specific identification or average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost net of depreciation and impairment. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is provided for financial reporting purposes using the straight-line method over the lesser of the estimated useful life of the assets or life of the lease. Useful lives are as follows:

Transmission equipment (including conduit)	4 to 30 years
Telecommunications equipment	5 to 9 years
Furniture, fixtures, buildings and other	4 to 39 years
Software	3 to 6 years

Maintenance and repairs on property and equipment are expensed as incurred. Replacements and betterments which increase the useful lives or functionality of the assets are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected as a separate component on the consolidated statements of operations.

The Company constructs certain transmission systems and related facilities for use. Certain costs directly related to the construction of such facilities, including interest and internal labor costs, are capitalized. Such capitalized costs were $51 million (of which $28 million was interest), $2 million (of which none was interest), and $243 million (of which $10 million was interest) for the years ended December 31, 2004, 2003 and 2002, respectively.

Also included in property, plant and equipment are costs incurred to develop software for internal use. Certain direct development costs and software enhancements associated with internal-use software are capitalized, including external direct costs of material and service, and internal labor costs devoted to these software projects under Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Such capitalized costs were $319 million, $314 million and $489 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Asset Retirement Obligations

On January 1, 2003, the Predecessor Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This standard requires that obligations, which are legally enforceable, unavoidable and associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at the estimated fair value. The offset to each initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset and is depreciated over its estimated useful life. The

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability is accreted over time to a projected disposal date. Upon settlement of the liability, the Company will record a gain or loss in its consolidated statement of operations for the difference between the estimate provided and the actual settlement amount to be paid.

The Company evaluated its long-lived assets and determined that legal asset retirement obligations existed for the removal of a limited number of these assets as of January 1, 2003 and recorded the cumulative effect of a change in accounting principle in its 2003 statement of operations of $215 million, which represents the difference between the increase in net asset value of $60 million and the estimated liability of $275 million. The majority of these obligations related to specific lease restoration requirements of leased buildings, obligations related to removal and restoration of international fiber optic cable, towers and antennae, and obligations related to other long-lived assets.

Subsequent to adoption of SFAS No. 143 on January 1, 2003, operating expenses increased as a result of the accretion of the Company’s legal asset retirement obligations by approximately $21 million per year and depreciation expense increased by approximately $6 million per year, which in total is approximately $3 million lower than the combined amounts for 2002. These items have no impact on the Company’s cash flows until such time as these long-lived assets are retired and the related obligations are settled. See Note 7 for a reconciliation of the beginning and ending aggregate recorded amount of the asset retirement obligations. The following pro forma table illustrates the effect on the Predecessor Company’s statements of operations had SFAS No. 143 been applied in 2002 (in millions):

Predecessor Company
Year Ended December 31, 2002
Net loss attributable to common shareholders	$(9,192)
Deduct: Additional accretion and depreciation expense	(30)

Pro forma net loss attributable to common shareholders	$(9,222)

Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Indefinite-lived intangibles are reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to the Company’s results of operations. The Company has selected an annual impairment test date for these assets of October 1. Intangible assets that have definite lives are amortized over their useful lives which range from three years to 25 years and are reviewed for impairment, as discussed in “Valuation of Long-Lived Assets” below.

Upon adoption of SFAS No. 142 on January 1, 2002, the Predecessor Company recognized a cumulative effect of the change in accounting principle of $32 million related to the impairment of indefinite-lived SkyTel Communications, Inc. (“SkyTel”) channel rights.

Valuation of Long-Lived Assets

The Company accounts for its definite-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates an integrated telecommunications network. All assets comprising the integrated telecommunications network and the related identifiable cash flows are aggregated for the purposes of the impairment review because this aggregated level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

Investments

Investments in entities where the Company’s ownership interest exceeds 20 percent or which provide the Company the ability to exercise significant influence over the entity’s operations and management functions are accounted for using the equity method. Under the equity method, the original investment is increased (decreased) for the Company’s share of the investee’s net income (loss), increased by contributions made and reduced by distributions received. The Company records its equity in the income or losses of these investees either in the current month, one month in arrears for some private companies or three months in arrears for some public companies.

All equity investments where the equity securities do not have readily determinable fair values and which do not provide the Company the ability to exercise significant influence over the entity’s operations and management functions are accounted for under the cost method. Under the cost method of accounting, private equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, dividends received in excess of earnings and additional investments.

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

Assets and Liabilities Held for Sale

The Company classifies and reports separately assets and liabilities of operations held for sale when all of the following conditions are met: a formal plan for disposal has been authorized by management with proper authority, the operations to be disposed of are available for immediate sale in its present condition, an active program to sell the operations at a reasonable price has been initiated, the sale is expected to occur within one year, and it is unlikely that significant changes to the disposition plan will occur. Assets of operations held for sale are not depreciated, are recorded at the lower of their carrying amount or fair value less estimated costs to sell, and are separately presented in the consolidated balance sheet. The operating results of assets held for sale that meet the requirements for discontinued operations presentation are separately reported as discontinued operations in the consolidated statements of operations for all periods presented.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition of Revenues

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company records provisions against related revenue for service discounts, promotions, achievement credits and incentives related to telecommunication services. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a related contract period.

The Company derives revenue principally from long distance voice, local voice, data services, and Internet services. Long distance voice services are sold to consumer, business, government and wholesale customers. Local voice services consist mostly of local toll and switched access services for residential and business customers. Revenues derived from long distance and local voice services are recognized at the time of customer usage, and are based upon minutes of traffic carried and upon tariff or contracted fee schedules. Data services include domestic private lines, frame relay, and asynchronous transfer mode services. Revenues are recorded at the time service is provided based on monthly service fees. Internet products and services include dedicated Internet access, managed networking services and applications, web hosting and electronic commerce and transaction services. Revenue derived from Internet services is recognized at the time the service is provided. Advanced billings for monthly fees are deferred and recognized as revenue at the time the service is provided.

Additionally, a portion of the Company’s revenue is related to the sale and installation of telecommunications equipment, including central office based remote access equipment. Revenue from systems equipment sales is recognized when title, ownership, and risk of loss passes to the customer and other revenue recognition criteria are met.

The Company has certain arrangements where it recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires certain up front non-recurring service activation and installation fee revenue to be deferred over the average customer life. Service activation and installation fee revenues are deferred and amortized over the average customer life, which ranges from one to three years, while costs directly related to these revenues are expensed as incurred.

The Company enters into operating agreements with telecommunications carriers in foreign countries under which international long distance traffic is both delivered and received. The terms of some switched voice operating agreements, as established by Federal Communications Commission (“FCC”) policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like MCI, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. Mutually exchanged traffic between the Company and foreign carriers is settled in cash through a formal settlement process that generally extends over a three-month or six-month period at an agreed upon settlement rate. International settlements are accounted for as revenue for international in-bound calls terminating on the Company’s domestic U.S. facilities and as access cost expense for international out-bound calls originating on the Company’s domestic U.S. facilities and terminating on another international carrier’s facilities.

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

Primary interexchange carrier charges (“PICC”) are local carrier flat rate charges mandated by the FCC to connect the Company’s customers to each customer’s local carrier facilities. Historically, the local carrier billed PICC directly to the Company who in turn passed the charge on to its customers directly. Effective July 1, 2000, as a result of the FCC’s Coalition for Affordable Local and Long Distance Services (“CALLs”) order, the PICC fees for residential customers are billed directly to the customer by its local carrier. Subsequent to the CALLs order, the Company does not bill residential or very small business customers for PICC fees, or recognize revenue associated with the charges. The Company does, however, continue to bill PICC fees to business customers.

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

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance from its trade customers. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness, and current industry and economic trends. The Company’s provisions for uncollectible receivables are included in selling, general and administrative expense in the consolidated statements of operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables include the activity related to the Company’s allowance for doubtful accounts (in millions):

	Successor Company
	Balance at Beginning of Period	Additions Charged to Expense	Accounts Written-Off	Other Changes(1)	Balance at End of Period
2004	$1,762	$554	$(920)	$(667)	$729

	Predecessor Company
	Balance at Beginning of Period	Additions Charged to Expense	Accounts Written-Off	Other Changes(2)	Balance at End of Period
2003	$1,817	$880	$(1,052)	$117	$1,762
2002	2,023	1,271	(1,723)	246	1,817

(1)	Amount represents the reclassification of Embratel’s allowance for doubtful accounts to assets “held for sale” in the second quarter of 2004 when the investment qualified for discontinued operations. Ultimately, the amount was removed from the consolidated balance sheet upon the disposal of Embratel (see Note 17).
(2)	Reflects the reclassification of bad debt expense from continuing operations to discontinued operations (see Note 17).

Direct Customer and Network Installation Related Costs

Direct customer and network installation related costs generally consist of installation related labor costs and activation fees paid to other telecommunications companies for access to circuits. All direct customer and network installation related costs are expensed as incurred.

Access Costs

Access cost expenses are the costs incurred for the transmission of voice and data over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. The Company records access cost expenses as incurred. Accordingly, at each balance sheet date the Company records its best estimate of the access cost expense incurred but not billed based on internal usage reports. Once the Company receives an invoice from a carrier, a process of reconciling that carrier’s invoice to the Company’s internal usage reports begins. In certain cases, this reconciliation process can take many months to complete. Once the reconciliation is complete, the Company and the carrier agree on the final amount due. In most cases, this process does not result in significant adjustments to the Company’s estimates. Accordingly, at each balance sheet date, the Company has accrued access costs for estimated expenses related to amounts that have been billed but are not yet due, amounts that have not yet been billed by the other carriers and amounts for which the reconciliation of the carriers’ invoices to the Company’s internal usage reports has not been completed.

Advertising and Promotional Costs

The Company expenses the costs of advertising and promotions as incurred and these amounts are reported in selling, general and administrative expenses. Advertising and promotional expenses were $152 million, $579 million and $459 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred income tax assets and liabilities are determined based on

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance to record the deferred income tax assets at an amount expected to be more likely than not recoverable. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto.

Derivative Instruments

The Company accounts for its derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”). Derivatives are recognized as either assets or liabilities in the consolidated balance sheet at their fair values. The changes in the fair values of all derivative instruments, including embedded derivatives, are recorded in miscellaneous income (expense) in the consolidated statements of operations as the Company has not sought hedge accounting treatment.

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

Benefit Accounting

The Company maintains various pension and postretirement benefit plans for its employees. Embratel maintained its own benefit and postretirement plans. The Company’s plans represent a significant benefit for its employees and a significant expense to the Company. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” certain assumptions and estimates must be made in order to determine the costs and future benefit that will be associated with these plans. These assumptions include the estimated long-term rate of return to be earned by plan assets, the estimated discount rate used to value the projected benefit obligations, estimated wage increases and the estimated healthcare cost trend rate. The Company uses a model portfolio of high quality bonds whose expected rate of return will match the plans’ expected cash flows as a basis to determine the most appropriate discount rate. For the long-term rate of return, the Company uses a model portfolio based on the Company’s targeted asset allocation.

Loss per Share

For 2004, basic loss per share is calculated based on the weighted average shares outstanding during the period, including the weighted average shares contingently issuable to unsecured creditors. Diluted loss per share is calculated based on the basic shares calculation adjusted to include the weighted average shares outstanding of unvested restricted stock and the weighted average shares to be issued under the MCI, Inc. 2003 Employee Stock Purchase Plan (“ESPP”) during the period, when the shares do not have an anti-dilutive effect.

For periods prior to 2004, historical earnings (loss) per share information of the Predecessor Company has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests, including the interests of both the WorldCom group common stockholders and the MCI group common stockholders, were eliminated (without a distribution) upon the consummation of the plan of reorganization. In addition, the creation of the two class common stock structure (WorldCom group common stock and MCI group common stock) by the Predecessor Company in July 2001 would require it to determine the net income or loss generated by the WorldCom group and MCI group separately in order to present earnings per share information. Primarily as a result of the

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extensive recreation of many of the Predecessor Company’s historical financial entries that was required in order to complete its restatement process, many of its revenue and expense items cannot be allocated to the appropriate group, making a determination of separate net income or loss information for each group impracticable.

Stock-Based Compensation

The Predecessor Company had various stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors. The Predecessor Company accounted for these stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price of the stock-based award.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS No. 148”) which became effective for fiscal years ended after December 15, 2002. SFAS No. 148 requires that certain pro forma information assuming the Company recognized expense for its stock-based compensation using the fair value method be presented in the summary of significant accounting policies note to the consolidated financial statements. The Predecessor Company did not grant any options in 2003. The fair value of stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions for 2002: volatility of 114%, risk-free interest rate of 4.0%, 5-year expected life and no dividend yield. The fair value of Embratel options was calculated using the assumptions described in Note 15. The fair value of the stock-based compensation for the ESPP (initiated in 2004) was estimated at the beginning of the offering period using the Black-Scholes option-pricing model and the following assumptions: volatility of 55%, risk-free interest rate of 1.79%, 0.41 year expected life and dividend yield of 10.81%. The Company’s 2003 Management Restricted Stock Plan (“MRSP”) was initiated in 2004 and was not included in the Black-Scholes calculation as the fair value of the compensation expense related to the plan has been expensed in the Company’s 2004 consolidated statement of operations.

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net (loss) income attributable to common shareholders for the years ended December 31, 2004, 2003 and 2002 would have been as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
Net (loss) income attributable to common shareholders, as reported	$(4,002)	$22,211	$(9,192)
Add: Stock-based employee compensation expense recorded, net of tax	36	2	1
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(42)	(272)	(304)

Pro forma net (loss) income attributable to common shareholders	$(4,008)	$21,941	$(9,495)

Basic and diluted loss per share:
As reported	$(12.48)
Pro forma	$(12.49)

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided pro forma disclosures of income (loss) per share as defined by SFAS No. 148 for 2003 or 2002 as it does not believe that this information for any compensation plan that was terminated on the Emergence Date is relevant in any material respect for users of its consolidated financial statements because all equity interests existing in 2003 and 2002, including the interests of the Predecessor Company’s WorldCom group common stockholders and MCI group common stockholders, were eliminated (without a distribution) on the Emergence Date.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including marketable securities on the consolidated balance sheets, deferred compensation on the consolidated balance sheets and the statements of shareholders’ equity (deficit) and comprehensive (loss) income, and other financing activities on the statements of cash flows.

Adjustment to Previously Issued Financial Statements

During 2004, the Company determined that it had recorded in error a restatement entry which had the effect of reducing accounts receivable by $301 million through a charge to expense in the year ended December 31, 2000. The reported 2000 net loss of $48.9 billion should have been $48.6 billion, or 0.5% lower, and the Company’s assets of $44.2 billion should have been $44.5 billion, or 0.6% higher. In 2001, $35 million of the amount reversed and left a remaining $266 million understatement of accounts receivable as of December 31, 2001. This situation remained unchanged until, as a result of the application of fresh-start reporting as of December 31, 2003, the previously expensed $266 million was reversed in the Company’s statement of operations as a component of the $22.3 billion reorganization gain (see Note 5). Without this expense reversal, the Company’s 2003 net income of $22.2 billion would have been $21.9 billion, or 1.2% lower. As a result of the reversal of the expense in 2003, the cumulative impact to the Company’s December 31, 2003 consolidated retained earnings was zero. The Company has assessed the impact on the 2000, 2001 and 2003 statements of operations as well as the consolidated balance sheets as of December 31, 2000, 2001, 2002 and 2003 and determined that the impact was not material to any period.

The impact of this reduction of accounts receivable in the consolidated balance sheet as of December 31, 2003 resulted in a misclassification of $266 million between accounts receivable and long-lived assets in the Company’s allocation of reorganization value under fresh-start reporting. To properly reflect the allocation of reorganization value as of December 31, 2003, the Company has reflected a reclassification entry in its consolidated balance sheet as of December 31, 2003, as presented herein, to reflect an increase of $266 million to its accounts receivable balance and reductions in its property, plant and equipment and intangible assets.

The adjustment of this item also resulted in a decrease of $6 million to the Company’s long-term deferred tax liability which has been reflected in the consolidated balance sheet as of December 31, 2003.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that these costs be recognized as current period charges. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has completed its evaluation of the impact of SFAS No. 151, and does not expect any material impact on its consolidated results of operations, financial condition and cash flows.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets in eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replacing it with an exception for exchanges that do not have commercial substance. SFAS No. 153 indicates a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005, with earlier application permitted.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123 (R)”). SFAS No. 123 focuses primarily on accounting for transactions in which an employee is compensated for services through share-based payment transactions. SFAS No. 123 (R) requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award. The provisions of SFAS No. 123 (R) are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not completed evaluating the impact of SFAS No. 123 (R), but does not expect any material impact on its consolidated results of operations, financial condition and cash flows.

(3) Impairment Charges

The Company assesses recoverability of its indefinite-lived and long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment analyses of long-lived and indefinite-lived assets are performed in accordance with SFAS Nos. 144 and 142. Impairment evaluations are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. The Company generates most of its cash flows from products and services that are principally delivered to customers over its integrated telecommunications network (“Integrated Network”) and related intangible assets. Therefore, evaluations are performed at the entity level, excluding discontinued operations and assets held for sale, as a single group. During 2003 and 2004, all stand alone entities that were reviewed independently in prior years were integrated into the Company’s network and tested for impairment as part of the Integrated Network.

Year Ended December 31, 2004

The industry is in a state of transition where traditional business lines are facing significant overcapacity in the marketplace, pricing pressures, changes in product mix, and customers’ continued efforts to reconfigure and consolidate their networks in order to achieve lower overall costs and improved efficiencies. Concurrently, the industry is migrating to more advanced network technologies primarily focused around IP based platforms, and customers are requiring more advanced network services including network monitoring, traffic analysis, and comprehensive security solutions. The industry has also seen a general migration of customers from dial-up services to broadband and various wireless services. Additionally, the Company’s regulatory climate deteriorated due to a decision by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) that invalidated the FCC’s February 2003 Triennial Review Order local competition rules, which set prices that incumbent providers could charge competitive providers such as the Company for unbundled network element platforms (“UNE-P”), an essential component of the Company’s Mass Market local phone service. Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision, the Solicitor General and the FCC declined to seek such review, and the Supreme Court subsequently denied the petitions. As of the date of the Company’s impairment test, the FCC had adopted interim unbundling rules (effective September 13, 2004) to maintain certain incumbent local exchange carrier (“ILEC”) unbundling obligations under interconnection agreements as they existed prior to the D.C Circuit’s mandate. As a result, the Company’s costs for providing

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this service was expected to increase significantly in 2005. Some of the Company’s competitors announced their intentions to exit from this market, and the cost increases may force the Company to reduce efforts to acquire new customers and withdraw from certain markets. The Company therefore anticipated that revenues from that segment would continue to decline.

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

Based on the revised projections, the Company determined that an impairment analysis of its indefinite-lived and long-lived assets was required during the third quarter of 2004. In connection with this analysis, the Company evaluated its property, plant and equipment and definite and indefinite-lived intangible assets, including customer lists. The Company developed estimates of future undiscounted cash flows to test the recoverability of its long-lived and indefinite-lived assets. These estimates were compared to the carrying values of the assets, which resulted in the conclusion that the Company could not recover its carrying values through projected future operations. With the assistance of an independent third party valuation specialist, the Company further calculated the fair value of its long-lived and indefinite-lived assets based on the discounted cash flow analyses that utilized the revised management projections of revenues and profitability from September 1, 2004 through 2009. These projections were used in various scenarios utilizing a weighted average cost of capital between 10%-14%, a 2% terminal growth rate, certain working capital assumptions and total entity value assumptions.

The Company concluded that the carrying values of its long-lived assets exceeded their estimated fair values by approximately $3.3 billion ($2.8 billion related to property, plant and equipment and $478 million related to definite-lived intangible assets) and the carrying value of an indefinite-lived asset exceeded its estimated fair value by approximately $260 million. These amounts represented the difference between the calculated fair values of the assets and their associated carrying values, and were recorded as a separate component of operating expenses in the consolidated statement of operations for the year ended December 31, 2004. The Company’s management reviewed the results of the impairment analysis with the Board of Directors, and the Board of Directors approved the impairment charges on October 15, 2004.

As a result of the impairment charge of approximately $260 million to an indefinite-lived intangible asset, the Company recognized a $99 million tax benefit which reduced its long-term deferred tax liability as the impairment reduced the difference between the book and tax bases. The impairment charges, after taxes, contributed approximately $3.4 billion to the Company’s net loss for year ended December 31, 2004 (loss per share of $(10.64)).

The impairment recorded in 2004 was calculated as of August 31, 2004. The Company did not identify any additional trigger events, or make any significant changes to the projections used in the impairment test, between August 31 and December 31, 2004. Therefore, the Company concluded that the August impairment test related to its indefinite-lived intangibles served as its annual assessment required to be performed as of October 1 in accordance with its policy.

Year Ended December 31, 2002

Integrated Network and Related Goodwill and Other Intangible Assets

During the second quarter of 2002, impairment indicators occurred, including continued competitive pressures, the discovery of accounting irregularities in June that led to the Predecessor Company’s impending

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bankruptcy, and the resignation of senior officers. These factors dramatically impaired asset recoverability and the Predecessor Company’s ability to finance operations, resulting in a further reduction in projected cash flows. These events precipitated a lack of access to the capital markets, a lack of confidence from its customers and overall uncertainties about the Predecessor Company’s economic viability. As a result, the Predecessor Company reviewed its Integrated Network, which had a collective carrying value of $15.9 billion for impairment. Based on the results of an assessment of expected cash flows over a period of 5 years discounted at 14% with a 2% terminal growth rate, and Company comparative market valuation metrics completed with the assistance of an independent third party valuation specialist, the Predecessor Company concluded that the carrying value of the Integrated Network exceeded its estimated fair value by $4.9 billion. Accordingly, the Predecessor Company recorded impairment charges of $45 million for goodwill, comprised primarily of reclassification of definite-lived assets related to the Predecessor Company’s workforce, and $353 million for other intangible assets. In addition, a $4.5 billion property, plant and equipment impairment charge was recorded in 2002. As a result of these impairment charges, the carrying value of goodwill associated with the Integrated Network was reduced to zero.

Digex

Digex, Incorporated (“Digex”) is a provider of advanced hosting services, including value added products such as monitoring, security, reporting, performance and application hosting for companies conducting business on the Internet. In the second quarter of 2002, Digex performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicated that an impairment of the carrying value of its property, plant and equipment and other intangible assets existed as of June 30, 2002. Based upon an independent appraisal, the carrying value of the Digex long-lived assets was reduced to fair value. This resulted in the Predecessor Company recording a $2 million and a $55 million impairment charge related to other intangible assets and property, plant and equipment, respectively.

SkyTel

SkyTel is a leading messaging service provider, with products such as traditional one-way paging, two-way paging and wireless email. Upon the adoption of SFAS No. 142 as of January 1, 2002, the Predecessor Company evaluated the indefinite-lived channel rights intangibles of SkyTel and determined that the net book value of $33 million was impaired. Accordingly, the Predecessor Company reduced the carrying value of these intangible assets to their estimated fair value of $1 million. This impairment was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142.

During 2002, the Predecessor Company determined that it would dispose of SkyTel’s operations and engaged an investment banking firm to evaluate and assess the interest of potential buyers. While it was subsequently determined that the Predecessor Company would not dispose of SkyTel, the intent to sell caused the Predecessor Company to evaluate the recoverability of the SkyTel long-lived assets, which had a carrying value of $142 million. The review concluded that SkyTel’s long-lived assets were impaired. The assessment resulted in an estimated fair value of $68 million which resulted in the Predecessor Company recording an impairment charge of $74 million to property, plant and equipment.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment charges recorded for the years ended December 31, 2004 and 2002 are as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2002
Definite-lived intangible assets:
Integrated Network	$478	$353
Digex	—	2

Total definite-lived intangible assets impairment	478	355
Goodwill impairment—Integrated Network	—	45
Indefinite-lived intangibles	260	—

Total goodwill and other intangible assets impairment charges	738	400
Property, plant and equipment:
Integrated Network	2,775	4,470
SkyTel	—	74
Digex	—	55

Total property, plant and equipment impairment charges	2,775	4,599

Total impairment charges, excluding $32 million of cumulative effect related to adoption of SFAS No. 142 in 2002	$3,513	$4,999

(4) Fresh-Start Reporting

In accordance with SOP 90-7, the Predecessor Company adopted fresh-start reporting as of the close of business on December 31, 2003. The consolidated balance sheet as of December 31, 2003 gives effect to allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. As discussed below, these allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet were subject to adjustment as estimated valuations were finalized.

The following consolidated balance sheet reflects the implementation of the Plan as if the Plan had been effective on December 31, 2003. Reorganization adjustments have been recorded in the consolidated balance sheet to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of the Company’s reorganization value as defined in SOP 90-7. In August 2003, the Company determined a reorganization value, together with the financial advisor, using various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis, and (iii) precedent transactions analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The assumptions used in the calculations for the discounted cash flow analysis regarding projected revenue, costs, and cash flows, for the period 2003-2005 were provided by the Company’s management based on their best estimate at the time the analysis was performed. Management’s estimates implicit in the cash flow analysis included increases in net revenue of 1.0% per year over the three-year period. In addition, the analysis included estimated cost reductions, primarily in selling, general and administrative expenses through the Company’s plans for headcount reductions and other access cost efficiencies. The analysis also included anticipated levels of reinvestment in the Company’s operations through capital expenditures ranging from $1.2 billion to $2.0 billion

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per year. The Company did not include in its estimates the potential effects of litigation, either on the Company or the industry. The foregoing estimates and assumptions were inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there could be no assurance that the estimates, assumptions, and values reflected in the valuations would be realized, and actual results did vary materially from those estimates and assumptions resulting in the Company recording impairment charges in its 2004 consolidated statement of operations (see Note 3).

The enterprise value of the Company was calculated to be within an approximate range of $10.0 billion to $12.9 billion. The Company selected the midpoint of the range, $11.4 billion, to be used in the determination of reorganization value. Such value was confirmed by the Bankruptcy Court and the Creditors Committee on the confirmation date. The enterprise value of the Successor Company was increased to $14.5 billion to reflect the expected increase in the Predecessor Company’s cash balances in excess of requirements to fund claims, increase in working capital, and increase for certain previously excluded non-core assets expected to be sold for $520 million. The equity value of $8.5 billion represented the reorganization value of $14.5 billion less $6.0 billion of post-emergence debt (including capital leases of approximately $314 million and excluding Embratel’s $1.6 billion of debt).

Fresh-start adjustments reflected the allocation of fair value to the Successor Company’s long-lived assets and the present value of liabilities to be paid as calculated with the assistance of an independent third party valuation specialist. The Company’s property, plant and equipment and software were valued based on a combination of the cost or market approach, depending on whether market data was available. Also considered were technical, functional, and economic obsolescence, including network utilization factors inherent in the Company’s assets. Key assumptions used in the valuation to determine the fair value of the Company’s long-lived assets for the allocation included: (i) an income tax rate of 38.2%, (ii) a weighted average cost of capital of 13.5% based on a ratio of debt (30%) to equity (70%), and (iii) an obsolescence factor on property, plant and equipment ranging from 0% to 60%. Certain indefinite-lived assets were valued using a relief from royalty methodology. Certain intangible assets were subject to sensitive business factors of which only a portion were within control of the Company’s management.

These estimates of fair value were reflected in the Successor Company’s consolidated balance sheet as of December 31, 2003. During 2004, the Company adjusted the carrying value of certain assets and liabilities from the previously estimated values as appraisals and valuations were completed. As these adjustments were recorded in each quarter, associated year-to-date depreciation and amortization expense amounts were also adjusted for the effects of the changes in carrying values. As of September 30, 2004, the Company completed its assessment of the fair values of its assets and liabilities.

In applying fresh-start reporting as of December 31, 2003, the Company followed these principles:

•	The reorganization value of the entity was allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations.” The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor Company’s long-lived assets.

•	Each liability existing as of the fresh-start reporting date, other than deferred taxes, was stated at the present value of the amounts to be paid, determined at appropriate current interest rates. Deferred revenue was adjusted to reflect the fair value of future costs of contractual performance obligations plus a normal profit margin.

•	Deferred taxes were reported in conformity with applicable income tax accounting standards, principally SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities (see Note 20).

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Changes in existing accounting principles that otherwise would have been required in the consolidated financial statements of the emerging entity within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.

•	Reversal of all items included in accumulated other comprehensive loss, including the recognition of the Predecessor Company’s minimum pension liability, reflecting all unrealized losses from available for sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to the underlying asset balances, and recognition of all previously unrecognized cumulative translation adjustments (see Note 13).

•	Resetting property, plant and equipment assets and other long-lived assets to fair value and eliminating all of the accumulated depreciation and amortization.

•	Adjustment of the Company’s pension plans to their projected benefit obligation by recognition of all previously unamortized actuarial gains and losses.

During 2004, the Company determined that approximately $132 million of property tax liabilities and $110 million of other liabilities that should not have been adjusted in fresh-start reporting were reduced by approximately $152 million in the Company’s application of fresh-start reporting as of December 31, 2003. Due to the application of fresh-start reporting, these errors were offset by fresh-start adjustments and therefore had no impact on the Company’s 2003 net income. However, these errors caused both accounts payable and long-lived assets to be understated by approximately $152 million, representing 0.5% of the Company’s total assets of $27.5 billion and approximately 0.8% of its $19.0 billion total liabilities as of December 31, 2003, which it determined to be immaterial to its 2003 consolidated balance sheet. The Company’s December 31, 2004 consolidated balance sheet reflects the correction of these immaterial errors. In the fourth quarter of 2004, the Company identified errors primarily related to the application of the effects of the Plan (not in the fair values assigned to its assets) totaling $38 million and therefore reduced the value assigned to tangible and intangible assets. Additionally, the Company cumulatively adjusted depreciation and amortization expense in its 2004 consolidated statement of operations. The Company expects that no further adjustments will be recorded, except for adjustments that may be related to deferred tax assets and contingencies as discussed below. Refer to the pro forma table below for the impact of these items.

As of December 31, 2004, the Company had various net deferred tax assets which remain unresolved. Benefits realized from pre-confirmation net operating loss carryforwards will be adjusted to intangible assets, until exhausted, and then to additional paid-in-capital and not through income.

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table identifies the adjustments recorded to the Predecessor Company’s December 31, 2003 consolidated balance sheet as a result of implementing the Plan and applying fresh-start reporting. Additionally, it includes a pro forma disclosure which includes the impact of 2004 adjustments to the 2003 estimated valuations upon their completion during 2004 (in millions):

	Predecessor Company December 31, 2003	Effects of Plan		Fresh-Start Valuation(e)		2004 Fresh-Start Valuation Adjustments(o)		Pro Forma Successor Company December 31, 2003(p)
ASSETS
Current assets:
Cash and cash equivalents	$6,178	$—		$—		$—		$6,178
Accounts receivable, net	4,348	—		—		—		4,348
Deferred income taxes	119	921	(a)	(50	)(f)	—		990
Other current assets	1,029	—		(17	)(f)	(15	)(q)	997

Total current assets	11,674	921		(67)		(15)		12,513
Property, plant and equipment, net	12,277	—		(739	)(g)	150	(r)	11,688
Intangible assets, net	1,229	—		856	(h)	134	(s)	2,219
Deferred income taxes	608	—		—		—		608
Other assets	558	—		153	(i)	(226	)(t)	485

	$26,346	$921		$203		$43		$27,513

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued access costs	$3,276	$834	(b)	$(39	)(j)	$106	(u)	$4,177
Current portion of long-term debt	330	—		—		—		330
Other current liabilities	3,710	782	(b)	(83	)(k)	(133	)(v)	4,276

Total current liabilities	7,316	1,616		(122)		(27)		8,783
Liabilities subject to compromise	37,532	(37,532	)(b)	—		—		—
Long-term debt	1,600	—		(35	)(l)	—		1,565
Long-term debt—new	—	5,552	(b)					5,552
Other liabilities	762	3	(b)	(51	)(m)	72	(w)	786
Deferred income taxes	225	921	(a)	61	(m)	(2)		1,205
Minority interests	1,150	—		—		—		1,150
Preferred stock subject to compromise	436	(436	)(d)	—		—		—
Shareholders’ Equity (Deficit):
Common stock—old (Predecessor)	31	(31	)(d)	—		—		—
Common stock—new (Successor)	—	3	(b)	—		—		3
Additional paid-in capital	56,444	(56,444	)(d)	—		—		—
		8,639	(b)	—		—		8,639
Accumulated deficit	(78,629)	—		—		—		—
		—		350	(c)	—
		22,324	(b)
		55,955	(n)
Deferred stock-based compensation	—	(170	)(b)	—		—		(170)
Treasury stock	(185)	185	(d)	—		—		—
Accumulated other comprehensive loss	(336)	336	(n)	—		—		—

Total shareholders’ equity (deficit)	(22,675)	30,797		350		—		8,472

	$26,346	$921		$203		$43		$27,513

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	To record adjustments to deferred tax assets and liabilities as a result of the impact of the estimated gain related to cancellation of indebtedness resulting from the application of the effects of the Plan.
(b)	To record the discharge of the liabilities and preferred stock subject to compromise and the issuances of new MCI common stock with an agreed value of $8.5 billion and new long-term debt of $5.6 billion (net of $114 million discount). Included in the additional paid-in capital portion of this adjustment is the effect of $170 million to reflect the increase for the issuance of approximately 8.6 million restricted stock unit awards. Additionally, the Company recorded $170 million of deferred stock-based compensation.
(c)	To record the net change in equity value from historical basis to fresh-start basis of $350 million.
(d)	To record the extinguishment of old equity interest in accordance with the Plan.
(e)	To record the estimated fair value of the Predecessor Company’s assets and liabilities upon completion of the Company’s review in conjunction with an independent third party valuation specialist.
(f)	To record the elimination of ($24) million of prepaid pension assets in excess of the projected benefit obligation. In addition, net current deferred tax assets were decreased ($50) million to represent the difference between the assigned book values and the tax basis of the recognized assets and liabilities. Also, prepaid rights of way were increased by $7 million to record their fair value.
(g)	To record the Predecessor Company’s tangible assets at their estimated fair value.
(h)	To record the fair value of intangible assets (including trademarks, customer acquisition costs, favorable leasehold interests, patents and certain other intangibles) as estimated by the Predecessor Company in conjunction with an independent third party valuation specialist.
(i)	To record equity and cost method investments along with rights of way at fair value, adjustments of $140 million and $101 million were made, respectively. Additionally, Predecessor Company deferred assets totaling ($88) million were eliminated.
(j)	To record the elimination of deferred rent expense of the Predecessor Company.
(k)	To record the elimination of certain deferred revenues of the Predecessor Company for which no remaining contractual obligation exists. Other deferred revenues were adjusted to estimated fair value.
(l)	To record the elimination of certain capital lease obligations.
(m)	To record the elimination of certain long-term deferred installation revenue. Net non-current deferred tax liabilities were also increased to represent the difference between the assigned book values and the tax basis of the recognized assets and the liabilities. Lastly, the Predecessor Company’s accrued pension liability was eliminated.
(n)	To record the elimination of the Predecessor Company’s prior accumulated deficit and accumulated other comprehensive loss.
(o)	To adjust the carrying value of the Company’s assets and liabilities upon completion in 2004 of the Company’s fair value reviews in conjunction with an independent third party valuation specialist.
(p)	Reflects on a pro forma basis the amounts that would have been displayed on the Company’s December 31, 2003 balance sheet if adjustments resulting from the fair value reviews completed in 2004 and other adjustments had been known at that date.
(q)	Includes adjustments to decrease prepaid expenses by ($60) million, primarily related to the fair value of certain prepaid indefeasible rights of use agreements. This was partially offset by increases related to certain asset carrying values classified in assets held for sale by $35 million and a reclassification from other assets of $7 million and intangible assets of $3 million.
(r)	Includes adjustments which increased property, plant and equipment by $183 million due to increases in the valuation of enterprise license agreements and a decrease in the valuation of indefeasible rights of use due to changes in the allocation of the amount of economic obsolescence and negative goodwill. This increase was partially offset by adjustments for errors identified in the fourth quarter of 2004 primarily related to application of the effects of the Plan, which decreased property, plant and equipment by $(33) million.
(s)	Includes adjustments which increased intangibles by $46 million due to changes in the allocation of the amount of economic obsolescence and negative goodwill. In addition, the original right of way fair value adjustment of $101 million was reclassified from other assets. These increases were partially offset by decreases of $(5) million related to adjustments for errors identified in the fourth quarter of 2004 primarily related to application of the effects of the Plan and reclassifications to other current assets and other assets of $(3) million and $(5) million, respectively.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(t)	Includes adjustments to reduce the carrying value of certain indefeasible rights of use agreements by ($123) million and a reclassification of the original right of way fair value adjustment to intangible assets, which reduced other assets by ($101) million. Additionally, there were reclassifications of ($7) million to other current assets and $5 million from intangible assets.
(u)	Includes adjustments increasing accounts payable and accrued access costs by $116 million due to property tax and other liabilities that should not have been adjusted in fresh-start reporting. These increases were partially offset by a decrease of ($10) million related to adjustments for errors identified in the fourth quarter of 2004 primarily related to application of the effects of the Plan.
(v)	Includes adjustments decreasing deferred revenues related to certain capacity sales agreements by ($144) million, decreasing other current liabilities by ($28) million related to adjustments for errors identified in the fourth quarter of 2004 primarily related to application of the effects of the Plan and a decrease of ($72) million related to the reclassification of unfavorable lease accruals from short-term to long-term liabilities. These decreases were partially offset by an increase related to the recognition of an unfavorable lease accrual of $91 million as well as increases to property tax and other liabilities of $20 million that should not have been adjusted in fresh-start reporting.
(w)	Includes adjustments related to the reclassification of unfavorable leases of $72 million from short-term to long-term liabilities.

(5) Voluntary Reorganization under Chapter 11

Bankruptcy Proceedings

On July 21, 2002, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11. On November 8, 2002, the Predecessor Company filed voluntary petitions for an additional 43 of its domestic subsidiaries (collectively with the Initial Filers, the “Debtors”). Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtors continued business operations as Debtors-In-Possession (“DIP”). Prior to the application of fresh-start reporting, the Predecessor Company’s December 31, 2003 consolidated balance sheet included related balances subject to compromise. However, the adoption of fresh-start reporting resulted in the settlement of such balances based on the estimated payment amounts pursuant to the Plan with the difference recorded as a reorganization gain in the consolidated statement of operations for 2003.

The Predecessor Company filed its second amendment to the Plan on October 21, 2003, and this Plan was confirmed by the Bankruptcy Court on October 31, 2003. The Debtors continued to operate their businesses and manage their properties as Debtors-In-Possession through April 20, 2004. On April 20, 2004, the Plan was consummated at which time the Predecessor Company merged with and into MCI and the separate existence of the Predecessor Company ceased to exist.

The Plan also required pursuant to Section 5.07 that the Board of Directors conduct a reasonable review of the Company’s cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. Accordingly, the Board of Directors commenced a comprehensive review and sought information and guidance from management and financial advisors to determine the amount of excess cash greater than $1 billion. On August 5, 2004, the Board of Directors completed its review of the Company’s excess cash pursuant to Section 5.07 of the Plan and declared the amount of excess cash to be $2.2 billion. The Board of Directors decided to distribute a portion of the excess cash through a return of capital to shareholders and declared cash dividends of $0.40 per share payable on September 15, 2004 and December 15, 2004. On February 11, 2005, the Board of Directors, pursuant to Section 5.07 of the Plan and continuing its distribution of the Company’s excess cash as a return of capital to shareholders, declared another cash dividend of $0.40 per share payable on March 15, 2005 to shareholders of record on March 1, 2005.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impacts of the Application of the Plan

Shares Issued as a result of the Plan

In accordance with the Plan, the Company issued approximately 296 million shares of MCI common stock to settle claims of debt holders and 10 million shares to settle its Securities and Exchange Commission civil penalty. The Company also reserved approximately 11 million shares of MCI common stock for issuance under the new MRSP, of which approximately 8.6 million shares of restricted stock were granted on the Emergence Date. As contemplated in the Plan, the Company expected to issue approximately 20 million shares of MCI common stock pursuant to the Plan to settle claims of general unsecured creditors. This amount has been reduced from 20 million to 5.4 million during 2004 as a result of the issuance of approximately 5.7 million shares, 0.5 million shares that will not be issued related to certain unsecured creditors receiving cash in lieu of stock, and a change in estimate of 8.4 million shares that are no longer expected to be issued.

Creditor Settlements

During 2004, the Company paid approximately $1.4 billion in cash, and issued a total of approximately 5.7 million shares of common stock to unsecured creditors in addition to the 296 million shares issued to secured creditors, to satisfy certain provisions of the Plan. The Company continues its settlement process of outstanding claims. During the year ended December 31, 2004, the Company recorded net settlement gains of $148 million, including $88 million as a decrease to selling, general and administrative expenses, $32 million as an increase to revenues, and $28 million as a decrease to access cost expenses in its consolidated statement of operations. The net settlement gains reflect the differences between original estimated claim amounts and settlement amounts finalized in the period and a change in estimate of $62 million (see Note 2).

The Company estimates that $777 million remains to be paid related to outstanding creditor claims (including interest on tax obligations). This estimate is based on various assumptions and reflects the Company’s judgment based upon its prior pre-petition claims settlement history and the terms of its Plan. If these assumptions prove incorrect, actual payments could differ from the estimated amounts.

Debt and Interest expense

On the Emergence Date, the Company issued new Senior Notes (see Note 11).

No interest expense related to pre-petition debt was accrued following the Petition Date as none of the allowed claims against the Predecessor Company had underlying collateral in excess of the principal amount of debt. If the Company had recognized interest on the basis of the amounts it was contractually required to pay, additional interest expense of $701 million, $2.2 billion and $970 million would have been recorded in 2004, 2003 and 2002, respectively. As the Company adopted fresh-start reporting as of December 31, 2003, and all of the Predecessor Company’s obligations were removed from its December 31, 2003 consolidated balance sheet, contractual interest has not been disclosed on the face of the Company’s consolidated statement of operations for 2004.

Reorganization items, net

Following the filing of the Chapter 11 cases, the Predecessor Company commenced a comprehensive reorganization process, together with its financial and legal advisors, to review and analyze its businesses, owned properties, contracts and leases to determine if any of these owned assets should be divested and which contracts and leases should be rejected or assumed during the Chapter 11 cases. The reorganization efforts included asset dispositions, sale of businesses, rejection of leases and contracts and other operational changes.

The Company continued to incur reorganization costs during 2004 and will continue to experience reorganization expenses for professional fees and other bankruptcy costs. As the Company adopted the

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of fresh-start reporting on December 31, 2003, for accounting purposes, reorganization expenses and changes in estimates to reorganization items previously accrued have been included in the appropriate captions within the 2004 consolidated statement of operations, primarily selling, general, and administrative expenses. For 2004, the amounts of such expenses were $42 million and were for professional services related to the Company’s bankruptcy proceedings.

Reorganization items consisted of the following for the years ended December 31, 2003 and 2002 (in millions):

	Predecessor Company
	Year Ended December 31,
	2003	2002
Contract rejections	$(237)	$(363)
Write-off of debt issuance costs and original issue discounts	—	(200)
Employee retention, severance and benefits	(121)	(97)
Loss on disposal of assets	(22)	(56)
Lease terminations	(178)	(64)
Professional fees	(125)	(43)
Gains on settlements with creditors	56	14
Effects of the plan of reorganization and fresh-start reporting	22,324	—
Increase to fresh-start basis of assets and liabilities	350	—
Interest earned by debtor entities during reorganization	40	7

Income (expense) from reorganization items, net	$22,087	$(802)

Included in reorganization items, net for the year ended December 31, 2003 was the Predecessor Company’s gain recognized from the effects of the Plan. The gain resulted from the difference between the Predecessor Company’s carrying value of remaining pre-petition liabilities, minority interests and redeemable preferred stock subject to compromise and the amounts to be distributed pursuant to the Plan. The gain from the effects of the Plan and the application of fresh-start reporting was comprised of the following (in millions):

Predecessor Company
Year Ended December 31, 2003
Discharge of liabilities subject to compromise:
Long-term debt	$30,679
Accrued interest	580
Pre-petition accounts payable and accrued access costs	1,561
8% Junior Subordinated Deferrable interest debentures, Series A, due to affiliated trust	750
Subsidiary preferred shares subject to mandatory redemption	660
Other liabilities, primarily the $2,250 SEC penalty	3,302

Total	37,532
Discharge of preferred stock subject to compromise	436
Issuance of new common stock	(8,472)
Issuance of new debt, net of a $114 discount	(5,552)
Accrual of amounts to be settled in cash	(1,620)

Gain from the effects of the Plan	$22,324

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Loss per Share

The Successor Company adopted a new capital structure as of December 31, 2003 upon the adoption of fresh-start reporting. On the Emergence Date, the Company issued approximately 315 million shares of new MCI common stock, which included approximately 8.6 million shares of restricted stock. Under fresh-start reporting, these shares were reflected as outstanding as of December 31, 2003. In addition, on the Emergence Date, the Company expected to issue 20 million additional shares pursuant to the Plan to unsecured creditors, which were not reflected as outstanding as of December 31, 2003, however all conditions of distribution had been met. These shares were considered contingently issuable under SFAS No. 128, “Earnings per Share.” During 2004, share issuances, changes in distribution and changes in estimate reduced the amount of contingently issuable shares to approximately 5.4 million as of December 31, 2004. The Company’s calculations of weighted average shares outstanding for the year ended December 31, 2004 follows (in millions):

Successor Company
Year Ended December 31, 2004
Weighted average common shares outstanding	316.8
Add: Weighted average shares contingently issuable to unsecured creditors	11.7
Less: Weighted average unvested restricted stock(1)	(7.7)

Weighted average common shares outstanding used in basic calculation	320.8
Add: Weighted average unvested restricted stock(2)	—

Weighted average common shares outstanding used in diluted calculation	320.8

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic loss per share.
(2)	Calculation of diluted shares excludes the unvested shares of restricted stock and the unissued shares related to the ESPP that would be anti-dilutive.

The Company’s calculations of basic and diluted (loss) income per share for the year ended December 31, 2004 follows (in millions, except per share amounts):

Successor Company
Year Ended December 31, 2004
(Loss) income, as reported:
Continuing operations	$(4,028)
Discontinued operations	26

Net loss	$(4,002)

Basic and diluted (loss) income per share:
Continuing operations	$(12.56)
Discontinued operations	0.08

Loss per share	$(12.48)

Weighted average common shares outstanding used in basic and diluted calculation	320.8

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Property, Plant and Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following at December 31, 2004 and 2003 (in millions):

	Successor Company
	As of December 31,
	2004	2003
Land	$194	$198
Furniture, fixtures, buildings and other	2,527	3,512
Transmission equipment (including conduit)	2,153	3,800
Software	651	429
Telecommunications equipment	593	3,020
Construction in progress	653	579

	6,771	11,538
Less: Accumulated depreciation	512	—

Property, plant and equipment, net	$6,259	$11,538

In 2004, the Company recorded impairment charges related to long-lived assets of $2.8 billion (see Note 3) and removed from its consolidated balance sheet approximately $2.0 billion in long-lived assets related to its sale of Embratel. For the years ended December 31, 2004, 2003 and 2002, depreciation expense was $1.7 billion, $2.2 billion and $2.6 billion, respectively.

As a result of fresh-start reporting, the accumulated depreciation of property, plant and equipment was removed to adjust the basis in the Predecessor Company’s assets to their net book value. The asset carrying values were also adjusted to their fair values which was included in the Successor Company’s December 31, 2003 consolidated balance sheet (see Note 4). Additionally, as a result of the 2004 impairment charges, accumulated depreciation was removed to establish a new cost basis for the Company’s long-lived assets.

The following table summarizes activities related to the Company’s liabilities for asset retirement obligations for the years ended December 31, 2004 and 2003 (in millions):

Balance as of January 1, 2003 (Predecessor Company)	$275
Accretion	21
Additions	20
Dispositions	(17)
Revisions	(16)

Balance as of December 31, 2003 (Successor Company)	283
Accretion	27
Additions	22
Dispositions	(20)
Revisions	(11)

Balance as of December 31, 2004 (Successor Company)	$301

(8) Intangible Assets

Definite-lived intangibles consist primarily of patents and customer lists. The Company’s indefinite-lived intangible assets consist of channel rights and tradenames.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2002, pursuant to the adoption of SFAS No. 142, the Predecessor Company reported a $32 million expense as a cumulative effect of a change in accounting principle in its consolidated statement of operations to reduce the carrying value of SkyTel’s indefinite-lived channel rights intangible asset to its estimated fair value of $1 million.

As a result of fresh-start reporting, the accumulated amortization was removed to adjust the basis in the Predecessor Company’s assets to their net book value. In 2004, the Company recorded impairment charges related to its definite-lived and indefinite-lived intangible assets reducing the carrying value by $478 million and $260 million, respectively. Additionally, as a result of the 2004 impairment charges, accumulated amortization was removed to establish a new cost basis for the Company’s intangible assets. In 2002, the Predecessor Company recorded impairment charges of $400 million to reduce goodwill to zero and intangible assets to their fair value of $1.6 billion (see Note 3).

The following table reflects amounts related to the Company’s intangible assets subject to amortization (in millions):

	Successor Company
	As of December 31,
	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life in Years	Gross Carrying Amount
Customer lists	$577	$54	4.5	$1,163
Other intangibles	127	5	10.3	182

	$704	$59		$1,345

The following table reflects the carrying value of the Company’s intangible assets that are not subject to amortization (in millions):

	Successor Company
	As of December 31,
	2004	2003
Tradenames	$335	$630
Channel rights	11	7
Other	—	103

	$346	$740

Intangible asset amortization expense was $216 million, $136 million and $260 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table reflects the estimated amortization of existing intangible assets over the future periods indicated (in millions):

Years Ending December 31,
2005	$166
2006	165
2007	66
2008	66
2009	64
Thereafter	118

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Marketable Securities and Investments

As of December 31, 2004 and 2003, short-term available-for-sale debt securities were $1.1 billion and $15 million, respectively. As of December 31, 2004 and 2003, long-term investments (including the long-term portion of available-for-sale securities) were $116 million and $238 million, respectively, and include available-for-sale securities, equity and cost method investments and derivative instruments.

Available-for-Sale Securities

As of and for the years ended December 31, 2004 and 2003, available-for-sale securities consisted of the following (in millions):

	Successor Company				Predecessor Company
	As of and For the Year Ended December 31, 2004				As of and For the Year Ended December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$119	$—	$—	$119	$15	$—	$—	$15
Certificates of deposit	95	—	—	95	—	—	—	—
U.S. government securities	810	—	(1)	809	—	—	—	—
Corporate bonds	32	—	—	32	—	—	—	—

Total	1,056	—	(1)	1,055	15	—	—	15
Long-term investments:
Equity investments	27	4	(1)	30	11	6	(1)	16

Total available-for-sale	$1,083	$4	$(2)	$1,085	$26	$6	$(1)	$31

Contractual maturities of available-for-sale debt securities at December 31, 2004 were as follows (in millions):

	Cost	Estimated Fair Value
Due in less than one year	$803	$802
Due in 1 to 5 years	253	253

	$1,056	$1,055

The components of investment income (loss) for each of the years ended December 31, 2004, 2003, and 2002 were as follows (in millions):

	Successor Company	Predecessor Company
	2004	2003	2002
Gross realized gain from sales of available-for-sale securities	$—	$3	$6
Impairment charges	—	—	(17)
Net unrealized holding gain (loss)	2	7	(22)

Investment income (loss)	$2	$10	$(33)

The Company realized proceeds from sale of available-for-sale securities of $5 million and $10 million in 2003 and 2002, respectively.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Risk. Fixed-income securities are subject to interest rate risk. The fixed-income portfolio consists primarily of relatively short-term investments to minimize interest rate risk. The weighted-average maturity of all fixed-income securities held does not exceed 18 months. The final legal maturities of U.S. Government Securities and corporate bonds do not exceed 3 years and 1 year, respectively.

Investments also consist primarily of investment grade securities to minimize credit risk. Securities include those issued by banks and trust companies that have long-term debt rated at least “A-3” or “A” according to Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“S&P”), respectively. Investments in commercial paper issued by corporations are rated “P-1” or “A-1” or higher according to Moody’s and S&P, respectively.

The Company is subject to restrictions on its ability to invest in certain investments, as described in its Senior Notes (see Note 11).

Equity Method Investments

Income (loss) of equity method investments is recorded as miscellaneous income (expense) in the consolidated statements of operations. (Loss) income from equity method investments was approximately $(39) million, $32 million and $(5) million for the years ended December 31, 2004, 2003 and 2002, respectively. Dividend income was $1 million for the year ended December 31, 2004 as the Company received a dividend from an entity whose investment was previously reduced to zero.

In 2002, the Company reduced its investment in General Communications, Inc. (“GCI”) from 23% to 18%, but continued to account for this investment under the equity method of accounting as the Company continued to maintain significant control over the entity. In December 2004, the Company further reduced its interest in GCI from 18% to 13% and received $31 million. The Company recognized a $1 million loss in the 2004 consolidated statement of operations. As a result of the reduction in ownership, the Company has classified this investment as an available-for-sale security as of December 31, 2004.

On June 30, 2000, the Company entered into a Sponsor Credit Agreement with Avantel S.A. (“Avantel”) and Banco Nacional de Mexico S.A. whereby the Predecessor Company loaned $96 million to Avantel. Interest was payable quarterly at the rate of London Interbank Offered Rate (“LIBOR”) plus 3%. In June 2002, the Predecessor Company determined that a portion of the loan was not recoverable and reduced the receivable to estimated fair value of $48 million. The difference between the carrying value and estimated fair value was charged to selling, general and administrative expense in the consolidated statement of operations. In 2003, the Predecessor Company decreased the note receivable by $30 million as a result of equity losses in excess of the Predecessor Company’s initial investment carrying value.

As part of Avantel’s financing arrangement with various lenders, the Predecessor Company pledged to Avantel’s lenders the Predecessor Company’s Avantel shares, representing approximately a 45% equity ownership in the issued common stock of Avantel. Upon the occurrence of an event of default by Avantel, the lenders may exercise their right to take ownership of the Predecessor Company’s pledged shares and exercise all voting and corporate rights and powers pertaining to those shares. The lender’s recourse to the Predecessor Company is limited to its pledged shares.

As part of a potential sale of Avantel, the potential acquirers agreed to settle the outstanding note, receivables and payables due between the parties by requiring Avantel to make a single payment to the Company of $4 million. As a result of this settlement agreement, the Company reduced its note receivable reserve by $12 million, which resulted in a $4 million net carrying value for all its receivables and payables related to Avantel. The Company recognized a $12 million benefit from adjustments to loans with Avantel and recorded the benefit

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a credit in selling, general and administrative expenses in the consolidated statement of operations. In November 2004, the parties discussed changes to be made to the corporate structure of Avantel in order to meet regulatory requirements. This restructuring will require the parties to amend certain terms in the sales agreement to reflect the new corporate structure. Therefore, the transaction completion date contained in the sales agreement has been extended to June 30, 2005.

Cost Method Investments

Dividend income recorded on cost investments for the years ended December 31, 2004, 2003 and 2002 was $1 million in each year and was recorded in miscellaneous income (expense) in the consolidated statements of operations. Proceeds from the sale of cost method investments in 2004 were $19 million, and the Company recorded a gain in its 2004 consolidated statement of operations for $8 million.

In 2004, 2003 and 2002, the Company determined that the carrying values of certain cost method investments exceeded their fair values and were impaired. As such, the Company reduced the carrying value of its cost method investments in 2004, 2003 and 2002 by $1 million, $12 million and $8 million, respectively.

Derivative Instruments

The Company holds warrants to purchase additional common shares of companies in which it invests as well as warrants in companies in which it has no investment. In addition, certain holdings of convertible preferred stock contain embedded derivatives that are not clearly and closely related to the stock. As of December 31, 2004 and 2003, the Company had $2 million and $3 million, respectively, in derivative instruments as defined by SFAS No. 133 related to these investments. These derivative instruments were recorded at fair value in the consolidated balance sheet with the changes in fair values recorded in miscellaneous income (expense) in the consolidated statements of operations. The Company recognized losses related to derivative instruments of $2 million and $5 million in 2003 and 2002, respectively.

Investments and derivative instruments (excluding foreign currency derivative instruments) consisted of the following at December 31, 2004 and 2003 (in millions):

			Successor Company
Investment Type	Ownership Percentage As of December 31, 2004		As of December 31,
			2004	2003
Equity method investments:
Avantel	45%		$78	$120
General Communication, Inc.	—	(1)	—	38
Comunicaciones Mtel, S.A.	—		1	7
Other	—		—	27

Total equity investments			79	192
Cost method investments	—	(2)	5	27
Available-for-sale equity securities (long-term)	—		30	16
Derivative instruments	—		2	3

Total investments			$116	$238

(1)	As of December 31, 2004, the Company had a 13% voting interest and a 2% ownership interest in GCI. As noted above, as a result of the reduction in ownership during 2004, the Company has classified the investment, with a carrying value of $11 million, as an available-for-sale security as of December 31, 2004.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes entities in which the Company’s investment in economic and voting interests is less than 20% and for which the Company has no significant influence on the operations of the entities.

(10) Other Current Liabilities

Other current liabilities consisted of the following at December 31, 2004 and 2003 (in millions):

	Successor Company
	As of December 31,
	2004	2003
Income tax liabilities	$1,519	$1,228
Advance billings and deferred revenue	382	507
Other taxes	368	469
Accrued salaries and bonuses	269	453
Accrued expenses	306	375
Accrued reorganization expenses	81	228
Accrued SEC penalty	—	500
Other	273	601

Total	$3,198	$4,361

(11) Debt

Debt consisted of the following at December 31, 2004 and 2003 (in millions):

	Successor Company
	As of December 31,
	2004	2003
6.908% Senior Notes Due 2007	$1,983	$1,983
7.688% Senior Notes Due 2009	1,983	1,983
8.735% Senior Notes Due 2014	1,699	1,699
Embratel debt obligations	—	1,574
Capital leases and other (maturing through 2023)	268	322
Discount on Senior Notes	—	(114)

Total	5,933	7,447
Less: current portion	24	330

Long-term portion	$5,909	$7,117

Senior Notes Due 2007, 2009 and 2014

Pursuant to the Plan, the Company issued approximately $2.0 billion principal amount of Senior Notes due 2007 (the “2007 Senior Notes”), approximately $2.0 billion principal amount of Senior Notes due 2009 (the “2009 Senior Notes”) and approximately $1.7 billion principal amount of Senior Notes due 2014 (the “2014 Senior Notes” and, together with the 2007 Senior Notes and the 2009 Senior Notes, the “Senior Notes” or “Indentures”). The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the existing and future domestic restricted subsidiaries of the Company.

The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature on May 1, 2007, May 1, 2009 and May 1, 2014, respectively. Interest on the Senior Notes is payable semi-annually in arrears. The initial

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rates of the Senior Notes were 5.908%, 6.688% and 7.735%, respectively. The initial interest rates were subject to a one-time reset after the Company applied for and received ratings for the Senior Notes from Moody’s and S&P. In December 2004, the Company received B2 and B+ ratings from Moody’s and S&P, respectively. As such, the interest on the Senior Notes was increased by 1% effective December 15, 2004.

Commencing on May 1, 2005 with respect to the 2007 Senior Notes, May 1, 2006 with respect to the 2009 Senior Notes and May 1, 2009 with respect to the 2014 Senior Notes, the Company will have the right to redeem some or all of the Senior Notes. The initial call prices equal 102.454%, 102.844% and 103.3675% of the principal amount, respectively, plus accrued and unpaid interest. In addition, the call prices for the 2007 Senior Notes, 2009 Senior Notes and the 2014 Senior Notes thereafter decline ratably for a period of one year, two years and three years, respectively, until the call price equals 100% of the principal amount. Prior to the call dates applicable to the Senior Notes, the Company may redeem some or all of such Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. At any time prior to May 1, 2007, the Company may redeem, with the net cash proceeds of an equity offering, up to 35% of the aggregate principal amount of each series of Senior Notes at a price equal to 100% of the principal amount plus a premium.

Upon the occurrence of a change of control, the Company will be obligated to make an offer to purchase all of the outstanding Senior Notes at a price equal to 101% of par value plus accrued interest. Also, the Company will be required to make an offer to purchase the outstanding Senior Notes at a price equal to 100% of par value plus accrued interest with “excess proceeds” related to certain asset sales.

The Senior Notes are subject to typical affirmative and negative covenants for securities of this type, including covenants that limit the amount of debt the Company may incur and restrict the Company’s ability to make cash distributions, to invest in third parties and to engage in asset sales or other specified transactions.

The Senior Notes are subject to customary events of default including any failure to make timely payments of interest or principal on the Senior Notes, failure to comply with the affirmative and negative covenants, the occurrence of certain events of bankruptcy involving the Company or the acceleration of other outstanding indebtedness of the Company in excess of $100 million.

The Senior Notes are subject to covenants that limit the Company’s ability to make certain cash distributions based on its cumulative net income or loss since the Issue Date. The impairment charges recorded during the third quarter of 2004 will not affect the Company’s ability or its current plans to continue to distribute excess cash pursuant to Section 5.07 of the plan of reorganization to its shareholders in the form of a quarterly dividend until such excess cash is fully utilized. In addition, if the excess cash is fully paid out to shareholders, any further dividends will be limited by the covenants in the indentures for the Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings. Consequently, further dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding. As of December 31, 2004, the Company did not have any retained earnings available for distribution.

Debtor-in-Possession Facility and Letter of Credit Facilities

On July 23, 2002, the Predecessor Company negotiated its Debtor-in-Possession Agreement (“DIP Agreement”) for $750 million in Debtor-in-Possession Financing (the “DIP Facility”). The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. In January 2004, the Company reduced the size of the DIP Facility to $300 million. As of December 31, 2003, there were no advances outstanding under the DIP Facility and the Company had $77 million of letters of credit

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding under the DIP Facility. Additionally, the Company had $47 million in undrawn letters of credit that were issued under a pre-petition $1.6 billion credit facility that was terminated as of the Petition Date, and Digex had a letter of credit of $1 million under a separate credit facility as of December 31, 2003.

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”), including the remaining $17 million of undrawn letters of credit on the pre-petition $1.6 billion credit facility. On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. In addition, the Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities mature in April 2005. As of December 31, 2004, under the Letter of Credit Facilities, the Company had $137 million letters of credit outstanding, $162 million in availability, and $1 million reserved for issuance. During the year ended December 31, 2004, the Company pledged $144 million in cash as collateral for its outstanding letters of credit that has been classified as restricted cash in other current assets in the consolidated balance sheet.

Other Debt

Prior to the Company’s disposal of Embratel in 2004 (see Note 17), Embratel’s debt obligations were included in the Company’s consolidated balance sheet.

Embratel’s loans and financing were principally comprised of credits from various banks and also from its suppliers of telecommunications equipment used to enhance domestic and international telecommunications services. The debt was mainly denominated in U.S. dollars, Brazilian Reais, Japanese Yen and Euros and bore fixed interest rates ranging from 4% to 13% per annum, and variable interest rates ranging from 0.13% to 4% per annum over the LIBOR. The LIBOR rate at December 31, 2003 was 1.22%. Most of Embratel’s credit agreements included cross-default provisions and cross-acceleration provisions that would permit the holders of such indebtedness to declare the indebtedness to be in default and to accelerate the maturity thereof if a significant portion of the principal amount of Embratel’s debt was in default or accelerated. Embratel’s outstanding debt that contained such provisions totaled $1.1 billion as of December 31, 2003.

As described in Note 12, a portion of Embratel’s debt was partially hedged against the exchange variation of the Brazilian Real as compared to the denomination of its outstanding debt through “swap” agreements.

The aggregate principal repayments required in each of the years ending December 31, 2005 through December 31, 2009 and thereafter related to the Company’s debt obligations are as follows (in millions):

Years Ending December 31,
2005	$24
2006	23
2007	2,012
2008	26
2009	2,008
Thereafter	1,840

Total	$5,933

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, debt and equity investments, trade payables, trade receivables, and long and short-term debt. The Company also holds derivative financial instruments which may be freestanding or embedded in another contract. The Company’s derivative financial instruments include derivatives embedded in the Company’s holdings of redeemable preferred convertible stock, and warrants to purchase stock. Embratel had foreign currency swap agreements.

The carrying amount of the Company’s cash and cash equivalents, marketable securities, trade receivables, trade payables and cost method investments approximate fair value and are excluded from the table below. The Company estimates the fair value of its short and long-term debt and derivative instruments using prices quoted in active markets. For those short and long-term debt instruments for which no active quoted market price is available, the fair value is estimated using current rates offered to the Company for debt of a similar maturity. Upon the Company’s adoption of fresh-start reporting as of December 31, 2003, carrying values were adjusted to fair value. The difference between carrying value and fair value of the Company’s financial instruments as of December 31, 2003 relates to the inclusion of Embratel’s financial instruments at that date. The carrying amount and fair values of financial instruments at December 31, 2004 and 2003 were as follows (in millions):

	Successor Company
	As of December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$24	$24	$330	$335
Long-term debt	5,909	6,171	7,117	7,233
Derivative assets excluding investments (see Note 9)	—	—	16	16

Concentrations of Credit Risk—As of December 31, 2004, the Company did not have any significant concentration of business transacted with a particular customer, supplier, lender or former affiliate that could, if suddenly adversely impacted, severely impact its consolidated statements of operations. The Company is exposed to concentrations of credit risk from customers which are other telecommunications service providers. The Company invests its cash with several high-quality credit institutions.

Derivative Financial Instruments

The Company neither holds nor issues derivative financial instruments for trading purposes nor does it account for any of its derivative instruments as hedges. The Company does hold certain convertible preferred stock securities that contain embedded derivatives that are not clearly and closely related to the stock. The change in the fair value of the embedded derivatives has been recorded through earnings in miscellaneous income (expense). The Company holds warrants to purchase additional common shares of companies. The changes in fair value of the warrants, which meet the definition of a derivative, have been recorded through earnings in miscellaneous income (expense).

The Predecessor Company issued $1.0 billion in dealer remarketable securities in 2000. These securities included an embedded written remarketing option which met the definition of a derivative under SFAS No. 133 and required bifurcation. The remarketing option was cash settled in May 2002 for approximately $47 million with no impact to the consolidated statement of operations.

Embratel had loans denominated in currencies other than its functional currency, primarily in U.S. dollars, and with variable rates of interest. Accordingly, Embratel was exposed to market risk from changes in foreign

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rates and interest rates. Embratel managed risk arising from fluctuations in currency exchange rates, which affected the amount of Brazilian Reais necessary to pay the foreign currency denominated obligations, by using derivative financial instruments, primarily currency swaps. As of December 31, 2003, Embratel held outstanding currency swap contracts in the notional amount of $440 million to reduce the impact on its obligations of devaluations of the Brazilian Real. All of Embratel’s currency swaps were recorded in the 2003 consolidated balance sheet at fair value with changes in fair value included in discontinued operations in the Company’s consolidated statements of operations.

Accounts Receivable Securitization Facility

On May 23, 2002, the Predecessor Company renewed its accounts receivable securitization program (the “A/R Facility”) which was an agreement to sell, on an ongoing basis, accounts receivable to a wholly-owned “bankruptcy remote” subsidiary. The subsidiary subsequently sold receivables for proceeds of up to $1.5 billion. Prior to the renewal, the A/R Facility allowed the Company to sell receivables for proceeds of up to $2.2 billion. The Predecessor Company was responsible for servicing the accounts receivable sold. The sale of the receivables was accounted for under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” No amounts were sold or outstanding as of December 31, 2004 and 2003. The Predecessor Company recorded a loss on the sale of accounts receivable of approximately $21 million for the year ended December 31, 2002, which was included in the consolidated statement of operations in other miscellaneous income (expense).

On June 28, 2002, the purchasing banks exercised their right to terminate the A/R Facility and be paid amounts outstanding thereunder through collections of the receivables. All remaining amounts under the A/R Facility were paid in full after the Petition Date in July 2002 principally through collection of the receivables, with the remaining balance paid as a requirement by the DIP Facility Lenders.

(13) Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of foreign currency translation adjustments, unrealized gain (loss) on available-for-sale securities and the Company’s minimum pension liability. The following table sets forth the changes in accumulated other comprehensive (loss) income, net of tax, for each of the three years ended December 31, 2004 (in millions):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2002 (Predecessor Company)	$(153)	$20	$(9)	$(142)
Current year change	(156)	(22)	(38)	(216)

Balance, December 31, 2002 (Predecessor Company)	(309)	(2)	(47)	(358)
Current year change	15	7	—	22
Application of fresh-start reporting (Note 4)	294	(5)	47	336

Balance, December 31, 2003 (Successor Company)	—	—	—	—
Current year change	(1)	2	(23)	(22)

Balance, December 31, 2004 (Successor Company)	$(1)	$2	$(23)	$(22)

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Shareholders’ Equity

Successor Company

The Predecessor Company’s Plan became effective and it emerged from bankruptcy on April 20, 2004. The Predecessor Company applied fresh-start reporting effective December 31, 2003 and, as a result, reflected all shares of WorldCom group and MCI group common stock, warrants to acquire WorldCom group common stock, Series D, E, and F Junior Convertible preferred stock and SMC Class A preferred stock as cancelled (see Note 5). The equity structure of the Successor Company as of December 31, 2004 and 2003 is discussed below.

MCI Common Stock

On April 20, 2004, the Predecessor Company merged with and into the Successor Company and the separate existence of the Predecessor Company ceased to exist. The Successor Company is a Delaware corporation and filed a new certificate of incorporation (“New Articles”). The New Articles authorized 3,000,000,000 shares of MCI common stock (“common stock”) with $0.01 par value. During 2004, the Successor Company issued approximately 296 million shares of common stock to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty, approximately 8.6 million shares were issued through the MCI, Inc. 2003 Management Restricted Stock Plan and approximately 5.7 million shares were issued to unsecured creditors. Pursuant to the Plan, such stock had an agreed value of $8.5 billion. Accordingly, the Successor Company recorded common stock, additional paid-in capital and deferred compensation of $3 million, $8.6 billion, and $170 million, respectively, in the consolidated balance sheet as of December 31, 2003 (see Note 4). In addition to any other approval required by law, any action to effect a stock split or reverse stock split of the common stock within one year after April 20, 2004 shall require the approval of the holders of at least ninety-five percent (95%) of the shares of common stock then outstanding.

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

Embratel Preferred and Common Stock

As of December 31, 2003, there were 210 billion Embratel preferred shares outstanding and 124 billion common shares outstanding all without par value. The preferred shares were non-voting, except under limited circumstances, and were entitled to a minimal non-cumulative dividend of 6% per annum resulting from the division of the subscribed capital by the number of shares or a dividend 10% higher than that paid to each ordinary share, whichever was higher. The preferred shares of Embratel had a priority in relation to the common shares in the event of a liquidation of Embratel. The Embratel preferred shares and common shares not owned by the Company were classified as other minority interests in the Company’s 2003 consolidated balance sheet.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

During 2004, the Company paid $254 million to shareholders pursuant to Section 5.07 of the Plan ($0.40 per share to shareholders of record on September 1 and December 1). As the cash dividends were returns of shareholder capital, the dividends were recorded as reductions of additional paid-in capital in the shareholders’ equity section of the Company’s consolidated balance sheet.

Predecessor Company

The Predecessor Company’s plan of reorganization became effective and it emerged from bankruptcy on April 20, 2004. The Predecessor Company adopted fresh-start reporting effective December 31, 2003, at which time it effectively cancelled all shares of the following securities:

Common Stock

The Predecessor Company maintained two classes of common stock: WorldCom group common stock and MCI group common stock. The rights of the holders of the WorldCom group common stock included one vote per share and one liquidation unit in the event of the dissolution of the Company. The MCI group common stock held variable voting rights, was convertible to WorldCom group common stock at the option of the Board of Directors, and received  1/25 of a liquidation unit in the event of dissolution. Neither class of common stock held the right to a dividend, although the Predecessor Company historically paid quarterly dividends on the MCI group common stock prior to the Petition Date.

Dividends

The Predecessor Company did not declare nor pay any dividends in 2003. Dividends paid or declared on both common and preferred securities during the year ended December 31, 2002 were as follows (in millions):

	Predecessor Company
	Year Ended December 31, 2002
Class of Stock	Cash Dividends Paid	Cash Dividends Declared
MCI group common stock	$142	$—
Preferred Stock:
Series D	5	3
Series E	5	3
Series F	7	4

During July 2002, the Predecessor Company paid dividends to existing holders of Series D, E, and F preferred securities in the form of common stock units. Each common stock unit included one share of WorldCom group common stock and 0.0515 shares of MCI group common stock. The number of common stock units included in the dividend payment was determined based on a formula that considered average stock price and other factors. The amount declared in 2002 was $19 million of which $9 million was a stock dividend and $10 million in cash. As a result of the Predecessor Company’s bankruptcy filing, all preferred dividends to be paid after the Petition Date were stayed.

The Predecessor Company’s Plan became effective and it emerged from bankruptcy on April 20, 2004. The Company adopted fresh-start reporting effective December 31, 2003, at which time it effectively cancelled all shares of the Predecessor Company’s redeemable preferred securities (see Note 4).

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Digex Series A Convertible Preferred Stock

On November 17, 2003, the Predecessor Company paid approximately $39 million for the acquisition of the remaining interest in Digex. This payment included the purchase of the outstanding shares of Class A Common Stock of Digex not already owned for $1.00 per share. Also included in this payment was the purchase of the 50,000 outstanding shares of Series A Convertible Preferred Stock of Digex from Hewlett-Packard. Following the completion of the purchase, Digex became a wholly-owned subsidiary of the Predecessor Company.

WorldCom Shareholder Rights Plan

On March 7, 2002, the Board of Directors declared a dividend of one preferred share purchase right (“Group Right”) for each outstanding share of WorldCom group common stock and for each outstanding share of MCI group common stock. Each Group Right entitled (i) the holder of WorldCom group common stock to purchase one one-thousandth of a share of Series 4 Junior Participating Preferred Stock, par value $.01 per share, of the Predecessor Company at a price of $60.00, subject to adjustment, and (ii) the holder of MCI group common stock to purchase one one-thousandth of a share of Series 5 Junior Participating Preferred Stock, par value $.01 per share, of the Predecessor Company at a price of $40.00, subject to adjustment. The Group Rights were cancelled on the Emergence Date.

(15) Stock-Based Compensation

Successor Company

MCI, Inc. 2003 Management Restricted Stock Plan

In connection with the confirmation of the Predecessor Company’s bankruptcy, the Bankruptcy Court and the Predecessor Company’s creditors approved the adoption of the MRSP, which became effective on the Emergence Date. Under the MRSP, the Company is authorized to issue restricted stock and restricted stock unit awards with respect to up to 10,921,000 shares of MCI Common Stock. The Company anticipated that restricted stock unit awards of 8,597,739 would be granted to employees on the Emergence Date, however, actual restricted stock awards granted totaled 8,533,988.

The MRSP is administered by the Compensation Committee of the Board of Directors. The plan allows the Committee to make awards of restricted stock or restricted stock units to such officers and key employees of the Company as the Committee in its sole discretion determines to be responsible for the success and future growth and profitability of the Company.

Awards under the MRSP may be granted in any one or a combination of stock awards or stock units. Each type of grant is described below. The Compensation Committee will determine the vesting schedule for any stock awards and stock unit awards. The awards granted on the Emergence Date vest quarterly over a period of three years. To the extent permitted by the Compensation Committee in award agreements, participants may exchange grants between stock units and stock awards.

Stock unit awards may be granted by the committee in its sole discretion. A “stock unit” means a notional account representing one share of Common Stock. Recipients of stock unit awards will be eligible to receive dividend equivalents. A dividend equivalent is the right to receive the amount of any dividend paid on the share of Common Stock underlying a stock unit, which will be payable in cash or in the form of additional stock units. On August 18, 2004, the individual award agreements under the MRSP were amended to allow for the conversion of restricted stock units into shares of Restricted Stock (with one Stock Unit converting to one share of Restricted Stock) and the payment of dividends on unvested Restricted Stock shares. The conversion from Restricted Stock Units into shares of Restricted Stock was not allowed for any units held by employees outside the U.S. or that had been deferred under the Deferred Stock Unit Plan.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock awards may be granted by the committee in its sole discretion. A stock award is the transfer of Common Stock with or without payment therefor. A stock award agreement will specify whether the participant will have, with respect to the shares of Common Stock subject to a stock award, all of the rights of a holder of shares of Common Stock of the Company.

If there is any change in the Common Stock of the Company through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Company, an adjustment will be made to the shares available under the MRSP and to each outstanding stock unit such that each such award shall thereafter be exercisable for such securities, cash and/or other property as would have been received in respect of the Common Stock subject to such stock unit had such award been exercised in full immediately prior to such change or distribution, and such an adjustment shall be made successively each time any such change shall occur. In the event of any change or distribution described in the preceding sentence, in order to prevent dilution or enlargement of participants’ rights under the MRSP, the committee will have authority to adjust, in an equitable manner, the number and kind of shares that may be issued under the MRSP, the number and kind of shares subject to outstanding awards, the purchase price applicable to outstanding awards, and the fair market value of the Common Stock and other value determinations applicable to outstanding awards. Appropriate adjustments may also be made by the committee in the terms of any awards under the MRSP to reflect such changes or distributions and to modify any other terms of outstanding awards on an equitable basis, including modifications of performance targets and changes in the length of performance periods, if applicable. In addition, the committee is authorized to make adjustments to the terms and conditions of, and the criteria included in, awards in recognition of unusual or nonrecurring events affecting the Company or the consolidated financial statements of the Company, or in response to changes in applicable laws, regulations, or accounting principles.

If there is a change in control of the Company and any participant is terminated without “cause” (as such term is defined in the agreement pertaining to the award) within two years thereafter, all then outstanding stock units of such participant will immediately vest and become settleable and any restrictions on stock awards of such participant will immediately lapse. Thereafter, all awards shall be subject to the terms of any agreement effecting the change in control. As of December 31, 2004, there were 3,358,222 restricted stock awards available for grant; however, on February 28, 2005, the Company granted 3,333,767 shares of restricted stock awards pursuant to the MRSP. The following table summarizes the activity for 2004 (shares in millions):

	Number of Shares	Weighted Average Fair Value
Awards outstanding, January 1, 2004 (1)	8.6	$19.75
Shares granted	—	—
Shares vested	(1.3)	19.75
Shares forfeited	(1.0)	19.75

Awards outstanding, December 31, 2004	6.3	$19.75

(1)	Initial awards granted on April 20, 2004 were considered outstanding as of December 31, 2003 as a result of fresh-start reporting (see Note 4).

The Company recorded $170 million of deferred stock-based compensation upon the issuance of approximately 8.6 million shares of restricted stock that were granted on the Emergence Date based on the fair value of the Company’s stock on the date of grant. The amount is being amortized over the vesting period of three years on a straight-line basis. The Company recorded approximately $7 million and $29 million to costs of

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services and products and selling, general and administrative expense, respectively, in its consolidated statement of operations for 2004. In addition, the Company reversed approximately $20 million of deferred stock-based compensation related to shares that will not vest due to employee terminations during 2004.

MCI, Inc. Deferred Stock Unit Plan

Any participant may elect to defer receipt of all or a portion of the common stock subject to a stock award under the MRSP. Any such election must be made in accordance with procedures established by the compensation committee and prior to the date the portion of the stock units to be deferred vests. Once an election to defer is made, it will be permanent and irrevocable. All distributions will be made in the form of common stock.

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

MCI, Inc. 2003 Employee Stock Purchase Plan

The Company’s bankruptcy plan included the establishment of the ESPP, which became effective on the Emergence Date.

Under the ESPP, which is a stock purchase plan qualified under Section 423 of the Internal Revenue Code, up to 2,200,000 shares of Common Stock may be purchased by eligible employees of the Company through payroll deductions of up to 15% of their eligible compensation. The purchase price will be equal to the lower of 85% of the market value of the stock at the beginning or at the end of each six-month offer period commencing July 1 and January 1 of each calendar year. The ESPP was modified in 2004 so that open market purchases were not required to fund the plan as originally intended and the 2.2 million shares that were reserved upon emergence would be used.

If a participant’s employment with the Company or a participating subsidiary terminates, then unless the termination coincides with the last day of an offering period, the payroll deductions allocated to his or her account for that offering period will be returned to him or her. All shares of common stock in the participant’s account will be distributed to him or her.

If the Company is a party to a sale of substantially all of its assets, or a merger or consolidation, then the right to purchase shares of common stock under the ESPP will be subject to the agreement of sale, merger or other consolidation.

If there is a stock split, stock dividend or other change affecting the common stock, then the number and kind of securities reserved under the ESPP will be appropriately adjusted by the Board of Directors. Appropriate adjustments will also be made to the purchase price for shares of common stock at the end of the offering period in which such an event occurs and other terms of the ESPP.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions are held in escrow until the end of the offering period, when the accumulated contributions will be applied to the distribution of shares. The ESPP is accounted for using the intrinsic-value-based method of APB Opinion No. 25 and no compensation expense was recorded. However, the ESPP does not meet the criteria as set forth in SFAS No. 123 for noncompensatory plans and therefore is deemed compensatory for disclosure purposes only. During 2004, employees contributed $19 million to the ESPP, however, no shares were issued in 2004. The $19 million of employee contributions was included in other current assets as restricted cash and is offset by $19 million in other current liabilities in the Company’s consolidated balance sheet. As of December 31, 2004, the ESPP provided for the issuance of 2.2 million shares through open market purchases, from treasury shares and from authorized but unissued shares. In January 2005, the Company issued 1,531,531 shares to employees under the ESPP for the offering period ended December 31, 2004.

Embratel Plan

Embratel also maintained a separate stock option plan. The plan granted Embratel’s directors and employees options to purchase Embratel preferred shares at the market value on the grant date. The options became exercisable over a three to four year period and expired ten years from the grant date. Until the third quarter of 2001, options were granted with the exercise price adjusted for inflation until the exercise date using the General Market Price Index, became exercisable over a three-year period and expired 10 years after the date of grant. Pursuant to the Embratel Plan, options granted could be exercised upon the occurrence of certain events, including a change in shareholder control of Embratel.

Summarized information relating to the Embratel Option Plan is as follows (in millions):

Number of Options
Balance January 1, 2002	6,265
Granted	2,097
Expired or canceled	(478)

Balance December 31, 2002	7,884
Granted	2,807
Exercised or sold	(1,221)
Expired or canceled	(739)

Balance December 31, 2003	8,731

Weighted average exercise price on December 31, 2002 (per thousand shares)	$1.54
Weighted average exercise price on December 31, 2003 (per thousand shares)	$2.06

The fair values of the Embratel Option Plan options granted during the years ended December 31, 2003 and 2002 have been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002
Expected volatility	57%	64%
Risk free interest rate	17%	27%
Expected life (years)	5	5
Dividend yield	—	—

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company

WorldCom Plans

The Predecessor Company adopted fresh-start reporting (see Note 4) as of December 31, 2003, at which time it effectively cancelled all common stock options under the Predecessor Company’s 1990 Stock Option Plan, the 1997 Stock Option Plan, the 1999 Stock Option Plan, and the MCI ESPP in addition to several other stock option plans assumed from various acquired companies, (collectively, the “Option Plans”).

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

Information regarding options and warrants granted and outstanding is summarized below (in millions, except share price):

	Number of Options and Warrants	Weighted Average Exercise Price
Balance, January 1, 2002	400	$29.85
Granted	4	15.63
Exercised	(2)	6.94
Expired or canceled	(175)	37.99

Balance, December 31, 2002	227	23.49
Granted	—	—
Exercised	—	—
Expired or canceled	—	—

Balance, December 31, 2003 (Predecessor Company)	227	$23.49

Application of fresh-start reporting (see Note 4)	(227)

Balance, December 31, 2003 (Successor Company)	—

Approximately 114 million of the options expired or canceled in 2002 represent options cancelled as part of a voluntary exchange program in which employees could exchange previously granted stock options for options with new exercise prices, expiration dates and vesting schedules to be issued at a future date that was to be six months and one day from the date of cancellation. The issuance of the new options never occurred due to the Company’s bankruptcy filing. The options granted during 2002 were granted at an average fair value of $3.24.

(16) Severance and Restructuring Programs

The Company provides severance benefits to its employees under its Severance Policy. These benefits vest when the employee is notified of his termination. The amount of benefit varies based on the employee’s term of

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service. Severance benefits for employees who had been notified of termination on or before June 14, 2002 were paid in a lump-sum on the date of termination. Severance benefits for terminations after that date are paid in equal bi-weekly payments for the duration of the severance benefits.

Throughout 2004, 2003 and 2002, the Company implemented workforce reductions on a company-wide basis, impacting all business segments. Amounts for employee termination costs were recorded as announced to the affected employees and in accordance with the Company’s Severance Policy. In 2004, 2003 and 2002, a total of 9,783, 4,194 and 15,774 employees were terminated; as of December 31, 2004, 247 employees included in the Company’s terminations were still actively working. During 2004, approximately 2,300 employees voluntarily terminated their employment with the Company after receiving notification that their positions would be eliminated. Terminations during 2003 and those completed after the Petition Date in 2002 were recorded in the consolidated statements of operations as reorganization items, net (see Note 5).

In 2004, 2003, and 2002, the Company identified certain properties related to the closing of call centers which it planned to vacate and sublease, where possible. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded charges of approximately $20 million, $6 million, and $36 million as selling, general and administrative expenses in its consolidated statements of operations for the years ended December 31, 2004, 2003, and 2002, respectively.

The following table summarizes the Company’s accrual of severance and other restructuring expenses and payments during the years ended December 31, 2004, 2003 and 2002 (in millions):

	Severance	Other
Balance as of January 1, 2002 (Predecessor Company)	$—	$65
Expenses	133	36
Cash payments during 2002	(101)	(5)

Balance as of December 31, 2002 (Predecessor Company)	32	96
Expenses	58	6
Cash payments during 2003	(79)	(10)

Balance as of December 31, 2003 (Successor Company)	11	92
Expenses	163	20
Cash payments during 2004	(154)	(4)

Balance as of December 31, 2004 (Successor Company)	$20	$108

(17) Discontinued Operations and Assets Held for Sale

The Company has identified certain non-core assets that it has determined are not part of its expected future operations. As such, these assets and businesses, once identified and qualifying for discontinued operations under SFAS No. 144, are reflected as discontinued operations in the consolidated statements of operations and as assets held for sale in the consolidated balance sheet.

Discontinued Operations

In May 2002, the Predecessor Company committed to a plan to exit its WorldCom Wireless (“Wireless”) resale business because of continuing operating losses. In July 2002, the Predecessor Company sold its wireless customer contracts, with no book value, to several wireless providers and resellers for a total of approximately $34 million, which was recognized as a gain in 2002. All contracts were effectively transitioned to other providers by October 2002. During 2003, the Company recorded $12 million of revenue for amounts received during the period within discontinued operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 8, 2003, an Asset Purchase Agreement was entered into with Nextel Spectrum Acquisition Corp. (“Nextel”) for the sale of substantially all of the assets of MMDS for $144 million in cash. In addition, the Company entered into a three-year extension of a customer contract between subsidiaries of MCI and Nextel. The sale was approved by the Bankruptcy Court on July 22, 2003, as modified in certain respects. The Company completed the sale in May 2004 and received $144 million in cash for the assets, which was equal to their carrying value which included a reserve for post-closing adjustments of $2 million. This reserve was subsequently settled for an immaterial amount resulting in the recognition of a gain on the sale of approximately $2 million.

In November 2003, the Board of Directors approved a plan to dispose of its 19% economic investment in Embratel, as well as other Latin American entities. On March 15, 2004, the Company announced that it had entered into a definitive agreement to sell its ownership interest in Embratel and other Latin American subsidiaries to Telefonos de Mexico. On April 21, 2004, the agreement was amended which increased the cash purchase price to $400 million from $360 million. On April 27, 2004, these assets qualified as discontinued operations under SFAS No. 144 when the Company received bankruptcy court approval for the sale. Accordingly, the Company has reclassified all revenues and expenses to discontinued operations for all periods presented. On July 23, 2004, the Company completed the divestiture for $400 million. As of the sale date, all obligations under the Share Purchase Agreement were completed. The Company recognized a gain on the sale of approximately $12 million within discontinued operations in its consolidated statement of operations.

In June 2004, the Company decided to dispose of additional Latin American operations and began the marketing of Proceda Tecnologia e Informatica S.A. (“Proceda”), an information technology outsourcing company in Brazil specializing in the following areas: data center services, mainframe services, hosting, technical support, help desk management, integrated solutions, and e-business. These assets qualified as discontinued operations under SFAS No. 144 in June 2004 and, accordingly, the Company has reclassified all revenues and expenses to discontinued operations for all periods presented. The operations were sold on December 2, 2004 for $3 million. The Company recognized an immaterial gain within discontinued operations in the consolidated statement of operations.

In June 2004, the Company commenced its internal evaluation related to OzEmail Pty. Ltd (“OzEmail”), an Internet service provider providing dial-up, broadband and wireless products to Australian consumers and small business enterprises. In July 2004, the Company began to market OzEmail for sale. The related assets qualified as discontinued operations under SFAS No. 144 in July 2004 and, accordingly, the Company has reclassified all revenues and expenses to discontinued operations for all periods presented and reclassified all assets and liabilities as “held for sale” in the consolidated balance sheet as of December 31, 2004. On February 28, 2005, the Company completed the divestiture of OzEmail for approximately $86 million and will record a gain of approximately $80 million within discontinued operations in its 2005 consolidated statement of operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations reflect Wireless, MMDS, Embratel (and other companies related to the transaction), Proceda, and OzEmail as discontinued operations for all periods presented. The combined operating results of these entities through the date of disposition and gains from the sale of assets are reflected in the consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
Revenues	$1,925	$3,065	$4,387
Operating expenses	(1,821)	(2,835)	(4,410)
Other expense	(77)	(7)	(556)
Minority interests (expense) income	(4)	(172)	173
Income tax (expense) benefit	(11)	(94)	204
Gain on sale of assets	14	—	—

Net income (loss)	$26	$(43)	$(202)

Assets Held for Sale

OzEmail

As of December 31, 2004, assets held for sale in the consolidated balance sheet relate to OzEmail. Assets include cash and other assets, and liabilities represent accounts payable and accrued access costs. Additionally, related cumulative translation adjustments are included as part of shareholders’ equity.

Douglas Lake

The Predecessor Company deemed Mr. Bernard J. Ebbers (“Mr. Ebbers”), its former Chief Executive Officer, to be in default of the terms of a Promissory Note he signed to the Company dated April 29, 2002. The Promissory Note was secured by Predecessor Company stock as well as Mr. Ebbers’ equity interests in certain enterprises. On May 29, 2003, the Predecessor Company entered into an agreement to sell one of Mr. Ebbers’ properties, Douglas Lake, and on July 1, 2003, the Bankruptcy Court approved the sale of the property. As a result, the Predecessor Company reclassified the asset in its consolidated balance sheet as “held for sale” effective July 1, 2003 under SFAS No. 144. The carrying value of the property was $54 million as of December 31, 2003. The property was sold in February 2004 for approximately $50 million, which was net of disposal costs. The Company received approximately $37 million in net proceeds in connection with the closing, and expects to receive additional proceeds of up to approximately $13 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the purchase agreement. The Company recorded the estimated loss of $4 million as selling, general and administrative expenses in the 2004 consolidated statement of operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Embratel

During 2004, Embratel qualified for discontinued operations and was ultimately sold as noted above. The removal of these assets in 2004 had a significant effect on the Company’s consolidated balance sheet. As Embratel was removed from the consolidated balance sheet during 2004, actual amounts removed from the consolidated balance sheet would have reflected current year operations through the date of disposal. The following condensed balance sheet of Embratel as of December 31, 2003 identifies the assets and liabilities included in the Successor Company’s consolidated balance sheet as of December 31, 2003. These amounts represent the Company’s basis in the investment and includes adjustments for U.S. GAAP, consolidation eliminations, and purchase accounting (in millions):

Successor Company
As of December 31, 2003
ASSETS
Cash	$595
Receivables	556
Other current assets	125

Total current assets	1,276
Property, plant and equipment	1,986
Non-current assets	958

Total assets	$4,220

LIABILITIES AND EQUITY
Current portion of long-term debt	$289
Current liabilities	948

Total current liabilities	1,237
Long-term debt	1,285
Other long-term liabilities	149
Minority interest	1,149

Total liabilities	3,820
MCI’s investment	400

Total liabilities and equity	$4,220

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) Leases and Commitments

The Company leases office facilities, office equipment and telecommunications equipment under non-cancelable operating leases having initial terms of more than one year. Various facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs or require the Company to pay certain maintenance and utility costs. Included with telecommunication facilities are contractual commitments with incumbent local phone companies that provide ports to the Company and obligations under right-of-way and franchise agreements with various entities. At December 31, 2004, future minimum payments under non-cancelable leases and commitments and capital lease obligations were as follows (in millions):

	Operating Leases and Commitments			Capital Leases
	Office Facilities and Equipment	Telecommunications Facilities	Total
As of December 31,
2005	$806	$319	$1,125	$49
2006	761	135	896	49
2007	696	99	795	52
2008	198	85	283	41
2009	123	76	199	38
Thereafter	390	498	888	198

Total	$2,974	$1,212	$4,186	427

Interest				(159)

Total				$268

Rental expense under operating leases was $945 million, $1.1 billion and $1.8 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The reduction in expense relates to the Company’s reduction in leases due to rejections during the Chapter 11 proceedings.

Property, plant and equipment assets under capital leases were $56 million and $91 million as of December 31, 2004 and 2003, respectively. Fresh-start reporting as of December 31, 2003 and the 2004 impairment charges eliminated the accumulated depreciation on these assets (see Note 7). As of December 31, 2004, accumulated depreciation on these assets was $6 million. The Company recorded $9 million, $6 million, and $6 million in depreciation expense on these assets for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company and Electronic Data Systems Corporation (“EDS”) have negotiated dual outsourcing agreements. The Company has outsourced portions of its information technology operations to EDS, pursuant to which EDS has assumed responsibility for the Company’s information technology system operations at several locations. As of December 31, 2004, the contractual obligation associated with this contract was estimated to be approximately $1.6 billion in the aggregate and has been included with office facilities and equipment in the table above.

The Company has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. The Company has assessed its minimum exposure related to penalties to exit the contracts and, as of December 31, 2004, the obligation associated with this liability was estimated to be approximately $1.4 billion and has been excluded from the table above.

The Company is obligated to pay a portion of maintenance and repair costs for certain cable systems which it uses to transmit voice, data and Internet traffic. As no minimum obligation is identified under these

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements, the Company has excluded these obligations from the commitment table above. However, the Company estimates these obligations as of December 31, 2004 to be approximately $733 million over the contract period, which can exceed 20 years. During 2004, 2003, and 2002, the Company incurred expenses under these agreements of $40 million, $93 million, and $124 million, respectively.

As of December 31, 2004, the Company had various miscellaneous purchase commitments for services in the aggregate amount of $137 million.

(19) Contingencies

The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to the Debtors pre-petition claims. Claims arising after the Petition Date were not discharged on emergence.

Right-of-Way Litigation. Prior to the Petition Date, the Predecessor Company was named as a defendant in five putative nationwide and twenty-five putative state class actions involving fiber optic cable on railroad, pipeline and utility rights-of-way. The complaints allege that the railroad, utility and/or pipeline companies from which the Predecessor Company obtained consent to install its fiber optic cable held only an easement in the right-of-way, and that the consent of the adjoining landowners holding the fee interest in the right-of-way did not authorize installation. The complaints allege that because such consent was not obtained, the fiber optic network owned and operated by the Predecessor Company trespasses on the property of putative class members. The complaints allege causes of action for trespass, unjust enrichment and slander of title, and seek injunctive relief, compensatory damages, punitive damages and declaratory relief. By the Petition Date, twenty-two putative class actions remained pending. In the remaining eight cases, class certification had been denied and/or the action had been dismissed. These cases were stayed as a result of the Predecessor Company’s bankruptcy filing, initially as a result of the automatic stay provisions of the Bankruptcy Code, and presently by operation of the discharge injunction incorporated into the modified Second Amended Joint Plan of Reorganization. To date, the Bankruptcy Court has denied all motions to lift the automatic stay or the discharge injunction.

Certain of the right-of -way plaintiffs filed individual and/or putative class proofs of claim in the bankruptcy proceedings. To date, the Bankruptcy Court has denied all pending motions to certify classes with respect to these proofs of claim, and has declined to extend the bar date to allow the late-filing of claims by unnamed class members. As a result of these rulings, the Company’s exposure in these matters has been substantially reduced.

The Company also is litigating in the Bankruptcy Court, and in several federal appellate courts, the question of whether the discharge injunction contained in the Modified Second Amended Joint Plan of Reorganization bars the initiation or continuation of actions outside of the Bankruptcy Court based on the continued presence of the fiber optic cable after the Company’s discharge from bankruptcy. To date, one federal appellate court has agreed with the Company’s position, and the Bankruptcy Court recently issued decisions in two right-of-way cases finding that any further prosecution after the bankruptcy violates the discharge injunction.

The Predecessor Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana, and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date, the Predecessor Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Predecessor Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Predecessor Company rejected the Louisiana right-of-way settlement agreement, but has since entered into an agreement in principle to implement the Louisiana agreement as a pre-petition claim against the Predecessor Company. The Company accrued for its estimate to settle the pre-petition litigation as of December 31, 2004 and 2003.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other. The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products as are usual and customary in the Company’s business. Additionally, the Company provides indemnifications in certain lease agreements in which it agrees to absorb the increased cost to the lessor resulting from an adverse change in certain tax laws, which are usual and customary in leases of these types. The Company evaluates estimated losses for such indemnifications under FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In relation to the indemnifications in certain lease agreements, as the indemnifications are contingent on tax law changes, the maximum amount of loss cannot be estimated until there is actually a change in tax law. To date, the Company has not incurred significant costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the consolidated financial statements.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material to its consolidated financial condition, results of operations, or cash flows. The Company, where appropriate, accrued for its estimates to settle outstanding litigation as of December 31, 2004 and 2003.

(20) Income Taxes

The Company is subject to U.S. federal, state, local and foreign income taxes. The domestic and foreign components of (loss) income from continuing operations before provision for income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
Domestic	$(2,652)	$25,648	$(9,213)
Foreign	(856)	(2,870)	512

(Loss) income from continuing operations before income taxes	$(3,508)	$22,778	$(8,701)

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the provision for (benefit from) income taxes related to continuing operations for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):
	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$116	$—	$(154)
State and local	332	80	78
Foreign	142	343	(89)

Total current expense (benefit)	590	423	(165)
Deferred:
Federal	(206)	29	154
State and local	120	2	11
Foreign	16	(141)	258

Total deferred (benefit) expense	(70)	(110)	423

Income tax expense related to continuing operations	$520	$313	$258

A reconciliation of differences between the U.S. federal income tax statutory rate and the effective income tax rates for (loss) income from continuing operations, which includes federal, state, local and foreign income taxes for the years ended December 31, 2004, 2003 and 2002, is as follows:

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
U.S. federal statutory tax (benefit) expense rate	(35.0)%	35.0%	(35.0)%
Goodwill	—	—	0.3
Foreign income inclusion	0.3	3.0	3.2
Penalties	—	—	8.6
State income taxes (net of federal benefit)	11.7	0.2	0.7
Valuation allowance	23.1	(43.3)	18.7
Foreign taxes	13.7	4.9	1.7
Other	1.0	1.6	4.8

Effective tax rate	14.8%	1.4%	3.0%

The effective tax rate is the provision for income taxes expressed as a percentage of (loss) income from continuing operations before income taxes. The 2004 effective rate is different than the expected federal statutory rate of 35% primarily due to the tax benefits of losses from continuing operations offset by an increase in (i) the valuation allowance attributable to current year losses without benefit, (ii) the provision for state income taxes, including current accruals and changes in tax reserves, and (iii) the provision for foreign taxes, including changes in tax reserves and increases in dollar-denominated exposure due to the weakness of the U.S. dollar and the denomination of liabilities in local currencies.

In accordance with fresh-start reporting, any future changes in income tax contingencies that existed as of the fresh-start date would typically be adjusted to intangible assets, until exhausted, then to additional paid-in capital and not through income. As a result of the impairment of intangible assets in the third quarter of 2004, the Company will record net increases in income tax contingencies existing at the fresh-start date, that would

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

otherwise have served to increase the carrying value of intangible assets above their fair value, as additional income tax expense. The Company will record any decreases in pre-acquisition valuation allowance (not offset with decreases in the related gross deferred tax asset) to intangible assets. For the fourth quarter of 2004, the Company recognized $189 million of net additional expense attributable to changes in pre-fresh start federal, state and foreign tax contingencies, foreign exchange gains/losses and related interest. Additionally, the Company recognized $13 million of reductions of pre-fresh-start foreign income tax valuation allowances which was offset to intangibles.

The 2003 effective rate is lower than the expected statutory rate of 35% primarily due to a decrease in the valuation allowance. The net amount of the valuation allowance decreased significantly in 2003 primarily as a result of the establishment of the deferred tax liability for the effects of the Plan.

The 2002 effective rate is lower than the expected federal statutory rate of 35% primarily due to the tax benefits of losses from continuing operations offset by (i) an SEC civil penalty and other permanent items non-deductible for tax purposes, (ii) an increase in the valuation allowance attributable to losses from operations for which no tax benefit was recorded, and (iii) the utilization of NOLs, which were carried back for five years as a result of a change in tax law.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and the impact of available NOL carryforwards. The components of the deferred tax assets and liabilities were as follows as of December 31, 2004 and 2003 (in millions):

	Successor Company
	As of December 31,
	2004	2003
Deferred tax assets:
Depreciation, amortization and impairment	$1,988	$3,836
Intangibles	639	905
Provision for doubtful accounts	216	420
Net operating loss carryforwards	308	2,824
Accrued liabilities	376	523
Investments	30	727
Embratel deferred tax assets	—	781
Tax credits	—	306
Other	311	722

Total deferred tax assets	3,868	11,044
Less: valuation allowance	(1,904)	(1,150)

Net deferred tax assets	$1,964	$9,894

Deferred tax liabilities:
Basis difference in subsidiary stock	1,005	—
Basis difference in trade accounts receivable	444	—
Basis difference in intercompany accounts receivable	448	—
Basis difference in other assets	79	—
Embratel deferred tax liabilities	—	140
Effects of bankruptcy plan	—	9,113
Other	148	250

Total deferred tax liabilities	$2,124	$9,503

Net deferred tax (liabilities) assets	$(160)	$391

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, the Company estimated the effect of amending its returns for 1999 through 2003 to reflect the impact of the restatement of the Company’s previously issued consolidated financial statements. Additionally, the Company analyzed its deferred tax balances as of December 31, 2003 in light of its amended returns. Both the amended returns and the analysis of the deferred tax balances resulted in a net decrease in deferred tax balances of $598 million as of December 31, 2003, offset by a corresponding decrease in valuation allowance. Changes to the December 31, 2003 deferred tax balances included increases to (i) depreciation, amortization and impairment (including a reclassification of line installation costs from a deferred tax liability) of $2.3 billion, (ii) intangibles of $368 million, (iii) accrued liabilities of $382 million, and (iv) investments of $195 million. Additionally, changes to the December 31, 2003 deferred tax balances included decreases to (i) net operating loss of $3.1 billion, (ii) provision for doubtful accounts of $504 million, and (iii) net other deferred taxes of $250 million. These changes have been reflected in the above table to facilitate comparability, however, reclassifications have not been reflected in the December 31, 2003 consolidated balance sheet.

During the third quarter of 2004, the Company impaired its indefinite-lived intangible assets, recognizing an impairment charge of $260 million. As a result of the impairment charge, the Company recognized a $99 million tax benefit which reduced the Company’s long-term deferred income tax liability as the impairment reduced the difference between the book and tax basis.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, the Company determined that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized and that a valuation allowance of $1.9 billion, $1.2 billion and $11.4 billion was deemed necessary as of December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003, and 2002, the Company’s decision to establish a valuation allowance was primarily based on negative evidence of cumulative losses in recent years.

The ability of the Company to use its NOL carryforwards and other tax attributes may be subject to certain statutory and other limitations after the Emergence Date. One such limitation is the required reduction of certain tax attributes due to the cancellation of indebtedness. The United States Treasury Department and the Internal Revenue Service (“IRS”) have issued temporary regulations that provide for tax attribute reduction when the debt of a member of a consolidated group is forgiven. Upon adoption of fresh-start reporting, the Company established a deferred tax liability to account for the cancellation of indebtedness resulting on emergence. Following the application of the attribute reduction rules, the Company estimates all of its federal NOL, capital loss and credit carryforwards and the majority of its state NOL and credit carryforwards will be eliminated and will not be available for use in future periods. Accordingly, the Company estimates (i) none of its federal NOLs, capital loss or credit carryforwards and (ii) $557 million of state NOLs (which expire from 2008 through 2024) will remain following application of the attribute reduction rules. The Company also has $788 million of NOLs in foreign jurisdictions ($639 million of NOLs which do not expire and $149 million of NOLs which expire between 2005 and 2012) which are not subject to the attribute reduction rules.

Additionally, as a result of the application of the attribute reduction rules, the Company estimates it will reduce its tax basis in current assets (including trade accounts receivable, intercompany accounts receivable and other current assets) by $1.5 billion and non-current assets (including property, plant and equipment, intangibles and other long-term assets) by $5.7 billion. Furthermore, due to certain federal income tax recapture provisions, the Company recorded a deferred income tax liability of $1.0 billion attributable to the future recognition of taxable gain on subsidiary stock. The Company further estimates an additional $1.1 billion would arise for the future recognition of taxable gain on subsidiary stock if certain of the Company’s subsidiaries appreciate in value

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the financial accounting basis exceeds the tax basis in such stock. These liabilities were determined using estimates of fair market value and the Company’s separate legal entity accounting records and are therefore subject to limitations as set forth in the discussion of other tax contingencies below, including the risk of adjustments resulting from review by tax authorities. If appreciation of the Company’s subsidiaries occurs as described above, or adjustments result from review by taxing authorities, the additional tax liability of $1.1 billion may be required to be recorded either as an additional deferred tax liability or as a reduction to deferred tax assets. This would also result in the reduction in the valuation allowance as shown in the table above by up to approximately $1.1 billion. Absent adjustments by taxing authorities, future taxable gain would only become a current tax obligation in the event of the disposition or certain reorganizations of the appreciated subsidiaries by the Company.

Moreover, the Company expects that its future ability to utilize any remaining NOLs generated before the “ownership change” that occurred with respect to the Company when it emerged from bankruptcy, and possibly its future ability to utilize “built-in” loss deductions, if any, that existed as of the Emergence Date, will be limited by Internal Revenue Code Section 382 (“Section 382”). If certain requirements are met, the Company could qualify for a “bankruptcy” exception to the general Section 382 limitations. Under this exception, the Company’s future ability to utilize any remaining NOLs and built-in loss deductions would not be limited, but the amount of the Company’s pre-Emergence Date NOLs would be reduced, prior to the tax attribute reduction described in the preceding paragraph, by an amount equal to a specified portion of the Company’s pre-change interest expense. In addition, if the Company were to undergo a second “ownership change” within two years after the Emergence Date, it would be prohibited from utilizing any pre-change NOLs or built-in loss deductions. Even if the requirements for qualification for the bankruptcy exception are met, the Company may elect not to have the bankruptcy exception apply. Because it is unclear whether the Company will meet the requirements to qualify for the bankruptcy exception, and because the Company currently expects in any event to elect out of the bankruptcy exception in order to avoid the effects of a second “ownership change” that would occur as a result of the agreement entered into by the Company and Verizon (see Note 26), the Company currently expects to be subject to the Section 382 limitations. Such limitations are a significant reason for the Company’s 2004 current federal tax expense of $116 million and corresponding increase in taxes payable.

Prior to the Job Creation and Worker Assistance Act of 2002 (the “JCWA Act”), enacted by Congress on March 9, 2002, NOLs could be carried back to reclaim U.S. federal income taxes paid in the two years preceding the tax year in which the NOLs were generated, and could be utilized to offset 90% of the alternative minimum tax liability. The JCWA Act extended the carryback period to the five years preceding the tax year in which the NOL was generated, and allowed alternative minimum tax NOL to be carried back to reclaim up to 100 percent of alternative minimum tax liability. As a result of this legislation change, the Predecessor Company received a tax refund in 2002 and recognized $210 million of U.S. federal income tax benefit due to the carryback of NOLs which were previously reduced by a valuation allowance.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “AJC Act”). The AJC Act provided for nearly $137 billion in tax cuts over the next ten years. Significant provisions of the AJC Act included a repeal of the extraterritorial income tax provisions that were declared illegal by the World Trade Organization; relief for U.S. manufacturer; reform of the taxation of multinational corporations; targeted tax cuts; and fairly broad anti-abuse and tax shelter disclosure rules and penalties. The Company’s analysis of this legislation concludes that it will have no material impact on its consolidated financial statements.

State Tax Claims. In conjunction with the Predecessor Company’s bankruptcy claims resolution proceeding, certain states have filed claims concerning the Predecessor Company’s state income tax filings and its approach to related-party charges. To date, various states have filed proofs of claims in the aggregate amount of

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $750 million. In addition, the State of Mississippi has filed a claim in the aggregate amount of approximately $2 billion. The Company is in discussions with the appropriate state taxing officials on these and other similar issues related to state income taxes owed by the Company and its subsidiaries.

Other Tax Contingencies. As of December 31, 2004, the Company’s management has determined the Company had a material weakness in its internal controls around income tax accounting. A component of this material weakness was that the Company did not have adequate controls and procedures with respect to separate legal entity accounting records for the Company and its domestic subsidiaries for 2004 and prior years. The Company will use its separate legal entity accounting records, which constitute the best available information, as a basis to comply with certain U.S. federal and state tax filing requirements for 2004 and prior years. The Company’s tax accruals are based on the aforementioned separate company financial information.

In addition to the state contingencies relating to the Predecessor Company’s approach to related-party charges, the Company has reserved for additional tax contingencies attributable to federal, state and foreign jurisdiction tax return filings. Such contingencies are for tax liabilities and related interest attributable to the ongoing audits of the Company’s federal tax returns (the Company’s federal tax returns from 1992 through 2003 are still open and subject to IRS examination, as are numerous state, local and foreign income tax filings for recent years), as well as certain tax positions taken on federal, state and foreign income tax returns for which the statutes remain open. The Company’s reserves for these additional tax contingencies are based on the aforementioned separate company financial information.

During 2004, the Company undertook a series of domestic and international restructurings to reduce the number of legal entities within the group, simplify the Company’s organizational structure and enhance operational efficiencies. Additional restructurings are planned for 2005. The majority of these restructurings have been effected through tax-free reorganizations. Where such transactions are taxable, however, the Company has estimated and provided for such tax liability. The Company’s provision for additional tax liabilities attributable to such reorganizations is based on the aforementioned separate company financial information.

The Company’s tax filings and reserves for the contingencies described in the preceding paragraphs including the aforementioned limitations on separate legal entity accounting records, are subject to audit, and the respective taxing authorities may contest the information on which these tax filings are based and may make additional assessments beyond that which has already been provided for.

The Company considers earnings relating to remaining foreign subsidiaries and affiliates to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred income taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. The Company has determined that it is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table includes the changes related to the Company’s tax valuation allowances for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Successor Company
	Balance at Beginning of Period	Additions	Deductions	Other changes	Balance at End of Period
2004	$1,150	$754	$—	$—	$1,904

	Predecessor Company
	Balance at Beginning of Period	Additions	Deductions	Other changes	Balance at End of Period
2003	$11,445	$—	$(9,958)	$(337)	$1,150
2002	9,497	1,728	—	220	11,445

Included in the 2003 “Other changes” are adjustments reflecting the Company’s aforementioned estimated effect of amending its returns for 1999 through 2003 as well as the Company’s analysis of certain deferred tax balances.

(21) Pension and Other Postretirement Benefit Plans

The Company maintains two defined benefit pension plans, the MCI Communications Corporation Plan and WorldCom International Data Services, Inc. Plan (collectively, the “MCI Plans”), which cover substantially all MCI employees who became WorldCom employees as a result of the Predecessor Company’s merger with MCI Communications, Inc. and who work 1,000 hours or more in a year. Effective January 1, 1999, participants of the MCI Plans no longer earn future compensation credits, although interest accruals and benefit vesting continues. Annual service cost for the MCI Plans is determined using the projected unit credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of the employees. As a result of fresh-start reporting, all unamortized prior service costs were eliminated and the generation of any future amounts subsequent to December 31, 2003 will be amortized under the same method as discussed above. As of December 31, 2004, there were approximately 21,000 participants in these plans.

The accumulated benefit obligation of the MCI Communications Corporation Plan exceeded the fair value of its assets by $99 million and $73 million at December 31, 2004 and 2003, respectively.

The WorldCom International Data Services, Inc. Plan held assets in excess of the accumulated benefit obligation of $15 million and $16 million as of December 31, 2004 and 2003, respectively.

In 2004 and 2003, the Company recorded net curtailment and settlement gains related to workforce reductions of $27 million and $39 million, respectively.

The Company also maintains a postretirement benefit plan that provides health and life insurance benefits to union members who are either currently retired or in active employee status and have satisfied certain eligibility requirements. Actuarially determined postretirement benefit costs are accrued as active employees earn these benefits. As of December 31, 2004, the Company’s postretirement plan had approximately 300 participants. The postretirement plan offers a prescription drug benefit and as such is subject to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) and has accounted for these benefits as required by FASB Staff Position Financial Accounting Standard 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Measures of the APBO or net periodic postretirement benefit costs do not reflect any amount associated with the Medicare subsidy because the Company is unable to conclude if benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, Embratel sponsored a defined benefit plan and a postretirement medical assistance plan (collectively, the “Embratel Benefit Plans”). Contributions to the defined benefit and postretirement medical assistance plans were based on actuarial studies prepared by independent actuaries under Brazilian regulations, and actuarial studies were reviewed periodically to determine whether adjustments to the contributions were necessary. In addition, Embratel had a defined contribution plan to which it contributed.

Benefit Obligations

The following table sets forth changes in the accumulated benefit obligations for the MCI Plans and Embratel Benefit Plans for the years ended December 31, 2004 and 2003 (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Benefit Obligations
Benefit obligations at January 1, 2003 (Predecessor Company)	$444	$31	$253	$79
Interest cost	28	2	33	11
Actuarial loss (gain)	25	5	18	(2)
Benefits paid	(11)	(3)	(28)	(3)
Foreign currency exchange	—	—	57	17
Settlement gain	(39)	—	—	—
Assumption changes	6	—	15	—

Benefit obligations at December 31, 2003 (Successor Company)	$453	$35	$348	$102

Interest cost	27	1
Actuarial loss (gain)	3	(3)
Benefits paid	(12)	(2)
Curtailment loss	3	—
Settlement gain	(30)	—
Assumption changes	27	—

Benefit obligations at December 31, 2004 (Successor Company)	$471	$31

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets and Funded Status

The following table presents both the change in the value of pension plan assets and the funded status of each plan for the years ended and as of December 31, 2004 and 2003 (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Plan Assets
Fair value of assets at January 1, 2003 (Predecessor Company)	$378	$—	$271	$16
Actual return on plan assets	54	—	47	5
Foreign currency exchange	—	—	60	3
Employer contributions	14	—	—	—
Benefits paid	(11)	—	(28)	(3)
Effect of settlements and transfers	(39)	—	—	—

Fair value of assets at December 31, 2003 (Successor Company)	$396	$—	$350	$21

Actual return on plan assets	31	—
Employer contributions	2	—
Benefits paid	(12)	—
Effect of settlements and transfers	(30)	—

Fair value of assets at December 31, 2004 (Successor Company)	$387	$—

As of December 31, 2003:
(Underfunded) funded status	$(57)	$(35)	$2	$(81)
Unrecognized net actuarial (gain) loss	—	—	(19)	26
Unrecognized transition liability	—	—	1	—

Net amount recognized (Successor Company)	$(57)	$(35)	$(16)	$(55)

As of December 31, 2004:
Underfunded status	$(84)	$(31)
Unrecognized net actuarial loss	28	1

Net amount recognized (Successor Company)	$(56)	$(30)

Balance Sheet Recognition

Amounts recognized in the consolidated balance sheets as of December 31, 2004 and 2003 are as follows (in millions):

	MCI Plans		Embratel Benefit Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
As of December 31, 2003:
Accrued benefit cost, net amount recognized (Successor Company)	$(57)	$(35)	$(16)	$(55)

As of December 31, 2004:
Accrued benefit cost	$(79)	$(30)
Accumulated other comprehensive loss	23	—

Net amount recognized (Successor Company)	$(56)	$(30)

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average asset allocations for the Company’s pension plans by asset category (excluding Embratel) were as follows:

	Successor Company
	Actual Asset Allocation As of December 31,		Target Asset Allocation
	2004	2003
Equity securities	51%	52%	43%
Debt securities	40%	45%	49%
Real estate	8%	—	8%
Other	1%	3%	—

The Company has established and maintains an investment policy for assets held in each MCI Defined Benefit Pension trust. The investment strategies are long-term in nature and designed to meet the following objectives:

•	Ensure that funds are available to pay benefits as they become due;

•	Maximize the trusts’ total returns subject to prudent risk taking; and

•	Preserve and/or improve the funded status of the trusts over time.

The current investment strategy, as adopted by the Company, provides for the following asset allocation policies:

	Percent of Total Fund MCI Communications Corporation Plan
	Minimum	Target	Maximum
U.S. equities	33%	38%	43%
Non-U.S. equities	10%	12%	15%

Total equities(1)	43%	50%	58%
Fixed income	35%	40%	45%
Real estate(2)	—	10%	15%
Cash and cash equivalents	—	—	10%

	Percent of Total Fund WorldCom International Data Services, Inc. Plan
	Minimum	Target	Maximum
U.S. equities	30%	40%	45%
Fixed income	55%	60%	70%
Cash and cash equivalents	—	—	10%

(1)	Minimums and maximums for equities do not equal sums of minimums and maximums for each portfolio, but rather reflect constraints for overall equity exposure.
(2)	Allocations to real estate will occur over multiple time periods. Assets targeted to real estate, but not yet allocated, will be invested in fixed income securities with corresponding adjustments to fixed income rebalancing guidelines.

The Company reviews the asset mix of the funds on a regular basis. Generally, each fund’s asset mix will be rebalanced to the target mix as individual portfolios approach their minimum or maximum levels. The effective asset mix of all portfolios will be measured considering all futures and options positions. Securities convertible into common stock, or which provide for equity participation, are considered to be equities.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To meet its asset allocation objective, the Company has developed an investment manager structure that is based on the current asset allocation policies and investment guidelines. Each investment manager is engaged to manage a specific asset class portfolio. Periodically, the Company may make changes to the investment managers and allocations, as considered appropriate. In general, investment manager performance will be evaluated over a three to five year time horizon. Investments in certain telecommunication companies’ securities, including those of the Company, either directly or through controlled affiliates, are to be excluded from portfolio holdings unless held through commingled or mutual funds. Performance objectives set out for each manager are net of investment management fees.

Futures contracts may be used as a substitute for holding the underlying asset related to the futures contract. All deliverable long futures contracts must be fully backed by cash equivalent holdings in the portfolio so that the portfolio is not leveraged. Futures contracts, if any, will be marked to market daily. Regarding mortgage derivatives, the investment manager is prohibited from investing in securities with a high sensitivity to changes in interest rates and prepayment spreads. The purchase, sale, or any other dealings with put or call option securities is limited to a maximum of 10% of portfolio value based on the notional value of the securities. Investment managers who fail to observe the above restrictions will be liable for any investment losses. As of December 31, 2004 and 2003, the fund did not have investments in any derivative instruments.

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2004, 2003, and 2002. The actuarial assumptions used to compute the net periodic pension cost, non-qualified pension benefit cost and postretirement benefit cost are based upon information available as of the beginning of each year, specifically, market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, the Company must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected long-term rate of return on plan assets, and expected future cost increases. Two of these items generally have the most significant impact on the level of cost: (1) discount rate and (2) expected long-term rate of return on plan assets.

Annually, the Company sets its discount rate based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. In making this determination, the Company considers, among other things, the yields on S&P’s high-quality non-callable AA corporate bonds as of year-end.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used in determining benefit obligations (excluding Embratel) were as follows:

	Defined Benefit Plans		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2004	2003	2004	2003
Discount rate	5.90%	6.25%	5.90%	6.25%
Rate of compensation increase	—	—	5.00%	5.00%

The weighted average assumptions used in determining net periodic pension cost (excluding Embratel) were as follows:

	Defined Benefit Plans			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.90%	—	—	—
Rate of compensation increase	—	—	—	5.00%	5.00%	5.00%

For the Embratel Benefit Plans, the weighted average assumptions used in determining the expense and benefit obligations as of and for the years ended December 31, 2003 and 2002 were as follows: discount rate and expected rate of return on plan assets of 11.3%; average salary increases and social security increases of 5%.

For the MCI Plans, the postretirement benefit obligation was calculated assuming that health-care costs increased by 13.00% in 2004 and 6.75% in 2003, and the rate of increase in the per capita cost of covered health-care benefits thereafter (the health-care cost trend rate) was assumed to decrease to 5.00% by 2009 and remain at that level thereafter.

For the Embratel Benefit Plans, the postretirement benefit obligation was calculated assuming that health-care costs increased by inflation plus 4% in 2003, and the rate of increase in the per capita cost of covered health-care benefits thereafter was assumed to decrease gradually to inflation plus 2.7% in 2046 and remain at that level thereafter.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Cost

The components of the net postretirement benefit and pension costs for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	MCI Plans (1)		Embratel Benefit Plans (1)
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Year Ended December 31, 2002: (Predecessor Company)
Interest cost on accumulated pension/postretirement benefit obligation	$31	$2	$28	$9
Expected return on plan assets	(40)	—	(37)	(2)
Amortization of prior service cost	1	—	—	—
Curtailment loss	26	—	—	—
Settlement loss	7	—	—	—
Amortization of net actuarial (gain) loss	—	—	(1)	1

Net periodic pension/postretirement benefit expense (income)	$25	$2	$(10)	$8

Year Ended December 31, 2003: (Predecessor Company)
Interest cost on accumulated pension/postretirement benefit obligation	$28	$2	$33	$11
Expected return on plan assets	(29)	—	(36)	(2)
Amortization of prior service cost	1	—	—	—
Settlement loss	5	—	—	—
Amortization of net actuarial loss	2	1	—	1

Net periodic pension/postretirement benefit expense (income)	$7	$3	$(3)	$10

Year Ended December 31, 2004: (Successor Company)
Interest cost on accumulated pension/postretirement benefit obligation	$27	$1
Expected return on plan assets	(32)	—
Curtailment loss	3	—
Settlement loss	2	—
Amortization of net actuarial loss (gain)	1	(3)

Net periodic pension/postretirement benefit expense (income)	$1	$(2)

(1)	Service costs were not material due to the MCI Plans being frozen in 1999 and the limited amount of participants in the Embratel Benefit Plans.

Assumed health-care cost trend rates have a significant effect on the amounts reported for the costs each year as well as on the accumulated postretirement benefit obligation. A one-percentage-point change in assumed health-care cost trend rates would have the following effects (in millions):

	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) in total of service and interest cost components	$—	$—
Increase (decrease) in accumulated postretirement benefit obligation	3	(3)

Cash Flows

In 2005, the Company expects to contribute approximately $1 million to its defined benefit pension plans. In 2004, the Company contributed $2 million to its pension plans.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future benefit payments are as follows (in millions):

	Defined Benefit Plans	Other Postretirement Benefits
2005	$35	$2
2006	29	2
2007	29	3
2008	28	3
2009	28	3
2010 to 2014	137	13

Defined Contribution Plans

The Company has a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan immediately upon hire. For the years ended December 31, 2004, 2003 and 2002, participants could contribute up to $13,000, $12,000 and $11,000, respectively, of annual earnings on a tax-deferred basis. Upon the completion of one year of service, the Company matches 100 percent of the first 5% of employee contributions. This matching is done retroactively to the beginning of the calendar year in which each employee has reached his one-year anniversary. Employees are immediately vested in all contributions to the plan. The Company’s matching contributions were $75 million, $78 million and $100 million for the years ending December 31, 2004, 2003 and 2002, respectively. Effective August 8, 2002, WorldCom group and MCI group common stocks were no longer available as investment options under the 401(k) plan.

(22) Business Segments and Geographic Area Information

As of December 31, 2003 and through the first quarter of 2004, the Company’s business segments represented strategic business units based on the types of customers each segment served. These segments consisted of Business Markets, Mass Markets, International and Embratel. These segments were determined in accordance with how the Company’s executive management analyzed, evaluated and operated the Company’s entire global operations.

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

In addition, the Company developed methodologies to fully allocate indirect costs that were previously reported in Corporate and Other to the new business segments. These costs include expenses associated with the operation of the Company’s network, access costs and costs of services and products, indirect selling, general and administrative expenses, depreciation and amortization, impairment charges, and corporate functions. The Company allocated the 2004 impairment charges using the same methodology used for depreciation and amortization expense. The allocation methodologies are based on statistical and operational data that is generated from the Company’s continuing operations. These amounts can fluctuate based upon the performance of the individual segments.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the realignment of its segments and the allocation of indirect costs on a segment basis, the Company changed the way it manages its business to utilize operating (loss) income information to evaluate the performance of its business segments and to allocate resources to them.

Embratel’s results of operations, which were previously reported in a separate business segment, have been reclassified to discontinued operations for all periods, and therefore have been excluded from this business segment information for all years presented.

Current Business Segments

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

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determined that it was impracticable to restate its 2002 results into the current business segment structure, as much of the information required to generate the segment data was not available. As such, the Company has included segment data for 2004 and 2003 under the current segment structure, and for 2004, 2003 and 2002 under the previous segment structure. Financial information for each reportable business segment and revenue product line under the current segment structure follows (in millions):

	Year Ended December 31, 2004 (Successor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$1,830	$6,728	$4,105	$12,663
Data	2,316	1,610	1,446	5,372
Internet	665	738	1,252	2,655

Total revenues	4,811	9,076	6,803	20,690
Costs of sales and services	2,950	4,910	5,365	13,225
Selling, general and administrative expenses	1,028	3,007	1,185	5,220
Depreciation and amortization expenses	460	841	623	1,924
Loss (gain) on property dispositions	3	(3)	(1)	(1)
Impairment charges	870	1,627	1,016	3,513

Operating loss	$(500)	$(1,306)	$(1,385)	(3,191)

Interest expense				(402)
Miscellaneous income				85

Loss from continuing operations before income tax				$(3,508)

Segment assets	$2,447	$4,335	$4,200	$10,982 (1)

	Year Ended December 31, 2003 (Predecessor Company)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$1,893	$8,354	$4,387	$14,634
Data	2,577	2,012	1,892	6,481
Internet	859	749	1,543	3,151

Total revenues	5,329	11,115	7,822	24,266
Costs of sales and services	3,201	5,755	5,812	14,768
Selling, general and administrative expenses	1,123	3,887	1,469	6,479
Depreciation and amortization expenses	649	821	846	2,316
Loss on property dispositions	15	16	12	43

Operating income (loss)	$341	$636	$(317)	660

Interest expense				(105)
Miscellaneous income				136
Reorganization items, net				22,087

Income from continuing operations before income taxes, minority interests and a cumulative effect of a change in accounting principle				$22,778

Segment assets	$3,744	$6,753	$8,904	$19,401 (1)

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Excludes certain assets that are not attributable to an individual segment since the asset is monitored by, accounted for, or is generated from a central corporate-wide program. As such, the Company has excluded $6.1 billion from its asset allocation in 2004 primarily related to its $5.5 billion in cash, cash equivalents and marketable securities and $574 million related to deferred income taxes and investments. In 2003, the Company has excluded $8.1 billion from its asset allocation primarily related to its $6.2 billion in cash, cash equivalents and marketable securities and $1.9 billion related to deferred income taxes and investments.

As of December 31, 2003, the Predecessor Company’s business segments represented strategic business units based on the types of customers each segment served. These segments consisted of Business Markets, Mass Markets, International and Embratel (excluded from segment information since the business was reclassified to discontinued operations for all periods presented). These segments were determined in accordance with how the Predecessor Company’s executive management, as of the end of 2003, analyzed, evaluated and operated the Predecessor Company’s entire global operations.

The Predecessor Company evaluated the performance of its segments and allocated resources to them based on revenues and direct selling, general and administrative expenses. Expenses associated with the operation of the Predecessor Company’s network, indirect selling, general and administrative expenses and corporate functions were evaluated based on their respective costs and, therefore, were included in Corporate and Other. Revenue and expenses were measured in accordance with the policies and procedures described in Note 2. The following is a description of each of the business segments prior to the Company’s realignment in 2004.

Previous Business Segments

The following is a description of the Predecessor Company’s business segments as they existed as of December 31, 2003:

•	Business Markets provides telecommunications services to large domestic and multinational businesses, government agencies and other communication carriers in the United States. These services include local-to-global business data, Internet, voice services and managed network services to businesses and governments.

•	Mass Markets provides local, long distance and international voice telephone service and Internet telecommunications services to residential and small business customers in the United States.

•	International provides telecommunications services to business customers and telecommunications carriers in EMEA, the Asian Pacific region, Latin America and Canada. These services include voice telecommunications, data services, Internet and managed network services.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All revenues for the Predecessor Company’s products and services are generated through external customers. The Predecessor Company had three main product and service categories: Voice, Data, and Internet. Financial information for each reportable business segment and revenue product line under the previous segment structure follows (in millions):

	Year Ended December 31, 2004 (Successor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Total
Revenues:
Voice	$5,111	$5,056	$2,496	$—	$12,663
Data	5,035	17	320	—	5,372
Internet	1,780	15	860	—	2,655

Total revenues	11,926	5,088	3,676		20,690

Access costs and costs of services and products				13,225	13,225

Gross profit					7,465
Selling, general and administrative expenses	1,117	1,478	610	2,015	5,220
Depreciation and amortization expenses				1,924	1,924
Gain on property dispositions				(1)	(1)
Impairment charges				3,513	3,513

Operating loss					(3,191)
Interest expense					(402)
Miscellaneous income					85

Loss from continuing operations before income taxes					$(3,508)

	Year Ended December 31, 2003 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Total
Revenues:
Voice	$5,846	$6,353	$2,435	$—	$14,634
Data	6,081	22	378	—	6,481
Internet	2,205	3	943	—	3,151

Total revenues	14,132	6,378	3,756		24,266

Access costs and costs of services and products				14,768	14,768

Gross profit					9,498
Selling, general and administrative expenses	1,397	2,132	708	2,242	6,479
Depreciation and amortization expenses				2,316	2,316
Loss on property dispositions				43	43

Operating income					660
Interest expense					(105)
Miscellaneous income					136
Reorganization items, net					22,087

Income from continuing operations before income taxes, minority interests and a cumulative effect of a change in accounting principle					$22,778

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002 (Predecessor Company)
	Business Markets	Mass Markets	International Operations	Corporate and Other	Total
Revenues:
Voice	$6,219	$7,462	$2,313	$—	$15,994
Data	7,560	21	358	—	7,939
Internet	3,687	—	873	—	4,560

Total revenues	17,466	7,483	3,544		28,493

Access costs and costs of services and products				16,765	16,765

Gross profit					11,728
Selling, general and administrative expenses	1,901	2,217	1,050	2,894	8,062
Depreciation and amortization expenses				2,903	2,903
Unclassified, net				(35)	(35)
Loss on property dispositions				123	123
Impairment charges				4,999	4,999

Operating loss					(4,324)
Interest expense					(1,354)
Miscellaneous expense					(2,221)
Reorganization items, net					(802)

Loss from continuing operations before income taxes, minority interests and a cumulative effect of a change in accounting principle					$(8,701)

Information about Geographic Areas

The Company’s revenues by geographic area represent the location that the sale originated and not specifically the segment that reflects the revenue, as some international revenues are included in Enterprise Markets. Information about the Company’s revenues by geographic area follows (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
Revenue:
United States	$16,719	$20,186	$24,849
EMEA	3,261	3,275	2,844
Asia Pacific	458	473	552
Other	252	332	248

Total	$20,690	$24,266	$28,493

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s property, plant and equipment assets by geographic area follows (in millions):

	Successor Company
	As of December 31,
	2004	2003
Property, plant and equipment, net:
United States	$5,155	$7,637
EMEA	949	1,678
Brazil	—	1,987
Asia Pacific	129	188
Other	26	48

Total	$6,259	$11,538

(23) Related Party Transactions

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

Commencing in 2000 and continuing through April 2002, Mr. Ebbers requested from time to time that the Predecessor Company loan funds to him and/or guarantee loans he had received from other institutions in response to margin calls being made by such institutions following declines in the value of the Predecessor Company’s common stock. In response to his requests, the Compensation and Stock Option Committee (the “Compensation Committee”) of the Predecessor Company’s former Board of Directors approved direct loans to Mr. Ebbers of $100 million in 2000 and an additional $65 million on January 30, 2002, for a total of $165 million. The Compensation Committee also approved a guarantee by the Predecessor Company of a $150 million loan from Bank of America to Mr. Ebbers and the $45.6 million Bank of America letter of credit noted above. The Compensation Committee approved these loans and guarantees following a determination that it was in the best interest of WorldCom and its shareholders to avoid forced sales by Mr. Ebbers of his common stock. The Predecessor Company’s former Board of Directors subsequently ratified the loans and guarantees. The Predecessor Company determined that the interest rate charged to Mr. Ebbers was below market rates and that a more appropriate rate of interest for the period from 2000, when the loans were first provided, until March 31, 2002, was 11.11% (reflecting that while interest rates declined over that period, the risk of non-payment of the loans increased). The Predecessor Company recorded interest income of $8 million in 2002, of which $7 million was imputed interest on the loans. The amount imputed was recorded as a reduction to selling, general and administrative expenses to recognize that this interest was not charged to Mr. Ebbers and was considered additional compensation to Mr. Ebbers.

MCI, INC. AND SUBSIDIARIES

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

On April 2, 2002, the Predecessor Company and Mr. Ebbers entered into a letter agreement (the “Ebbers Letter Agreement”) whereby Mr. Ebbers (i) indemnified the Predecessor Company against any losses incurred in respect of the loans and guarantees provided by the Predecessor Company and (ii) pledged 9,287,277 shares of WorldCom group common stock and 575,149 shares of MCI group common stock (representing all of Mr. Ebbers’ unencumbered shares in WorldCom, Inc.) to secure his obligations. In addition, on April 18, 2002, the Predecessor Company and Mr. Ebbers entered into a pledge and security agreement (the “Ebbers Pledge and Security Agreement”), whereby Mr. Ebbers granted the Predecessor Company security interests in all of his interest in BC Yacht Sales, Inc., a yacht sales company wholly-owned by Mr. Ebbers, and BCT Holdings, LLC, a shipyard in which Mr. Ebbers held a 99.8% interest (collectively, “Intermarine”) and Douglas Lake. In addition, Mr. Ebbers owned an 86.25% interest in Joshua Holdings LLC (“Joshua”), the majority shareholder in Joshua Timberlands LLC (“Joshua Timberlands”), a timber venture located in several southeastern states. Due to restrictions set forth in a credit agreement between Joshua Timberlands and The Travelers Insurance Company, Mr. Ebbers only granted a security interest totaling 21.25% of the capital stock of Joshua. The Predecessor Company also received a pledge by the other two interest holders in Joshua relating to an additional 13.75% of its capital stock. Under agreements between the Predecessor Company and Mr. Ebbers dated April 17, 2002, the Predecessor Company became entitled to exercise sole and exclusive control of Mr. Ebbers pledged property interests, including voting interests upon notice to the relevant company (the “Control Agreements”).

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

On April 30, 2003, the Predecessor Company served Mr. Ebbers with a notice of event of default under the Ebbers Note due to his failure to make the scheduled $25 million principal payment on April 29, 2003. As a consequence, all principal and accrued interest under the Ebbers Note became immediately due and payable. Mr. Ebbers disputes that he is in default under the Ebbers Note due to the receipt of proceeds of asset sales discussed below. To date, Mr. Ebbers has not made any payment with respect to his obligations under the Ebbers Note. After giving consideration to various factors, including what the Predecessor Company considered to be a default of the Ebbers Note and management’s knowledge and estimates of Mr. Ebbers’ financial condition, the Predecessor Company concluded that the collectibility of the Ebbers Note was remote. Accordingly, the Predecessor Company established a valuation reserve, reflected as of March 2002, which the Predecessor Company recorded as bad debt expense (a component of selling, general and administrative expenses) in an amount equal to the outstanding principal and accrued interest balance under the Ebbers Note less the amount anticipated to be realized by the Predecessor Company in connection with the disposition of the Intermarine,

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Douglas Lake and Joshua Timberlands collateral. Subsequent to the March 2002 filing, the Predecessor Company obtained a third party independent appraisal of the Joshua Timberlands properties which indicated a value less than the balance of the senior debt. In addition, the Predecessor Company was able to secure sales contracts for the Intermarine and Douglas Lake properties. Accordingly, as of June 2002, the Predecessor Company increased the reserve to include the entire amount of the note, net of the ultimate selling prices of the Intermarine and Douglas Lake properties.

The Predecessor Company has exercised certain of its rights under the Ebbers Pledge and Security Agreement and the Control Agreements to require the sale of Intermarine and Douglas Lake, and to apply the proceeds to reduce the principal amount outstanding under the Ebbers Note. In October 2002, the Predecessor Company acquired Mr. Ebbers’ interests in Intermarine through a strict foreclosure action. In December 2002, the Predecessor Company sold a yacht and, in February 2003, sold substantially all of the remaining assets of Intermarine. The net proceeds of these sales plus the proceeds of prior sales of other yachts contained in the bank account of Yacht Sales totaled approximately $17.4 million. In January 2003, the Predecessor Company exercised certain control rights with respect to Mr. Ebbers’s interests in Douglas Lake which was sold in 2004 (see Note 17). Based on the appraised net value of the Joshua Timberlands property, the Predecessor Company has elected not to exercise its right to foreclose on the Joshua Timberlands assets at this time. The Company will continue in its efforts to recover all amounts due and payable under the Ebbers Note.

On July 9, 2004, the Company initiated an action in the United States Bankruptcy Court for the Southern District of New York seeking a judgment for all amounts due under the Ebbers Note. On December 9, 2004 the Company filed a motion for partial summary judgment for the Ebbers Note balance. The Bankruptcy Court has extended the time for Ebbers to respond to the motion due to Ebbers’ criminal trial.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mr. Ebbers has filed proofs of claim in the Predecessor Company’s Chapter 11 cases seeking, among other things, payment of benefits under the separation agreement. On September 30, 2003, the Predecessor Company filed a notice of rejection of the separation agreement in its Chapter 11 case. The notice indicated it was merely a protective measure, as the Predecessor Company believes the separation agreement is not an executory contract on account of the prior breach by Mr. Ebbers. On October 15, 2003, Mr. Ebbers objected to the notice of rejection. Additionally, in the complaint filed against Ebbers on July 9, 2004, the Company asserted that Ebbers was in default of the Ebbers note and consequently the Company had no further obligations to Ebbers under the separation agreement.

Other Transactions with Ebbers

During 2002, the Predecessor Company provided office space and Internet access at no charge to the Jackson Bandits, a minor league hockey team owned in part by Mr. Ebbers. The cost associated with the 1,300 square foot office space and the T-1 Internet connection totaled approximately $160,000. Additionally, Mr. Ebbers was an owner of KLLM Transportation, Inc. (“KLLM”), for which the Predecessor Company provided voice telecommunications services in the amount of $122,000. There was no receivable from KLLM as of December 31, 2002. During 2002, the Predecessor Company also provided telecommunications services to other companies owned by Mr. Ebbers. The total revenue generated in 2002 by the sale of such services to these companies was approximately $22,000.

Mr. Ebbers individually provided Ronald Beaumont, the Predecessor Company’s Chief Operating Officer of WorldCom Group from December 2000 until May 2002, with a $650,000 personal loan that accrued interest at a rate of 10% per annum. The loan from Mr. Ebbers was provided in two installments, with $250,000 loaned in 2000 and an additional $400,000 loaned in 2002.

Transactions with Ronald Beaumont

During 2002, the Predecessor Company purchased services from three companies owned by Mr. Beaumont (Beaumont Events Company, Beaumont Ranch Company and Beaumont Key Services). The companies were engaged by the Predecessor Company to host certain events. The total cost of these services provided during 2002 totaled $21,000.

Kellett Airplane Arrangements

In 2001, the Predecessor Company leased a Falcon 20 airplane to Kellett Investment Corporation (“KIC”), controlled by Stiles Kellett Jr., who at the time was a member of the Predecessor Company’s Board of Directors and chairman of the Compensation Committee. Pursuant to the terms of the Predecessor Company’s lease to

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Roberts Airplane Arrangements

From 2000 to 2002, the Predecessor Company incurred air transportation costs for Bert C. Roberts, Jr. (the Chairman of the Board of Directors from 1998 until his resignation in December 2002 and a member of the Compensation Committee) and other WorldCom employees. Such transportation was provided by BR Ventures (“BRV”), a wholly-owned company held by Mr. Roberts. The Predecessor Company paid BRV for use of the aircraft for WorldCom business at a rate of approximately $1,600 per flight hour. The Predecessor Company paid BRV for Mr. Roberts’s personal use of the aircraft using an Internal Revenue Service formula, which amounts were imputed as income to Mr. Roberts. The Predecessor Company paid approximately $159,000 to BRV under this arrangement in 2002.

Transactions with Brown Brothers & Harriman (“BB & H”)

Lawrence Tucker, a member of the Predecessor Company’s Board of Directors from 1998 through October 2000 and an Advisory Director from November 2000 through October 2002, was a General Partner of BB & H. During 2002, the Predecessor Company provided telecommunications services to BB & H in the amount of $533,000.

Transactions with Companies Related to John Sidgmore

John Sidgmore, the Predecessor Company’s interim President and Chief Executive Officer from April 2002 through December 2002 and a member of the Predecessor Company’s Board of Directors from 1998 through October 2002, was a venture partner of New Enterprise Associates (“NEA”) since October 2001. During 2002, the Predecessor Company provided voice and data services to NEA in the amount of $170,000.

Mr. Sidgmore was also Chairman and Chief Executive Officer of eCommerce Industries, Inc. (“ECI”). During 2002, the Predecessor Company provided various telecommunications services to ECI in the amounts of $275,000. The Predecessor Company also provided telecommunications services to United Business Computers, a subsidiary of ECI, during 2002 in the amounts of $196,000.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Services from Patton Boggs

Mr. Laurence Harris, a director of the Company, was a partner in the law firm Patton Boggs LLP (“Patton Boggs”) during 2004. As of December 31, 2004, Mr. Harris was “of counsel” for the firm. The total cost of various legal services provided by Patton Boggs in 2004 was approximately $1 million. As of December 31, 2004, the amount payable to Patton Boggs was approximately $86,000. Mr. Harris does not share in any of the fees received by Patton Boggs from the Company.

Transactions with Telefonos de Mexico, S.A. de C.V.

During the year ended December 31, 2004, the Company entered into numerous transactions with Telefonos de Mexico, S.A. de C.V. and its subsidiaries (“Telmex”), a company controlled by Mr. Carlos Slim Helu, a significant shareholder of the Company. Telmex is a leading provider of telecommunications services, primarily in Mexico. As a result of these transactions, the Company recognized revenues of approximately $31 million and incurred expenses of approximately $197 million during the year ended December 31, 2004. The services provided to Telmex include telecommunication services. As of December 31, 2004, receivables for services due to the Company from Telmex were approximately $7 million, and approximately $34 million was payable to Telmex.

Transactions with Embratel

Daniel Crawford, Acting President—International & Wholesale Markets during 2004, was, until July 23, 2004, Chairman of the Board of Directors of Embratel. When the Company sold its ownership interest in Embratel in July, 2004, Mr. Crawford resigned from the Board of Directors of Embratel and has no further relationship with Embratel as an officer or director. During the period in which Mr. Crawford was on the Board of Directors of Embratel, all intercompany transactions were eliminated in consolidation. The Company has continued to maintain a commercial relationship with Embratel since the sale, and continues to utilize Embratel to serve its customers’ communication needs in Brazil. During 2004, the total costs of services provided by Embratel were approximately $29 million and the total revenues for services provided to Embratel by the Company were approximately $15 million. As of December 31, 2004, receivables for services due to the Company from Embratel totaled approximately $6 million, and approximately $11 million was payable to Embratel.

Other Transactions

Certain directors of the Company are affiliated with various entities that purchase the Company’s voice, data, and Internet telecommunications services. These purchases are made in the ordinary course of business and the directors do not have any involvement in the selection of the Company as a provider of these services.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(24) Condensed Combined Financial Statements (Unaudited)

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

Debtors Unaudited Condensed Combined Statements of Operations

Years Ended December 31, 2003 and 2002

(In Millions)

	Predecessor Company
	Year Ended December 31,
	2003	2002
Revenues(1)	$21,010	$28,182
Operating expenses(1)	19,573	31,475

Operating income (loss)	1,437	(3,293)
Other expense, net	(797)	(4,736)
Reorganization items, net(2)	22,087	(802)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effects of changes in accounting principles	22,727	(8,831)
Income tax expense	(264)	(129)
Minority interests, net of tax	6	21

Income (loss) from continuing operations before cumulative effects of changes in accounting principles	22,469	(8,939)
Loss from discontinued operations	(43)	(202)
Cumulative effects of changes in accounting principles	(215)	(32)

Net income (loss)	22,211	(9,173)
Distributions on preferred securities	—	(19)

Net income (loss) attributable to common shareholders(3)	$22,211	$(9,192)

(1)	Included revenues and associated costs of the Predecessor Company’s non-debtor international subsidiaries that were subject to transfer pricing agreements with one of the Predecessor Company’s debtor subsidiaries, which effectively transferred the revenues and expenses of the non-debtor international subsidiaries to a debtor entity.
(2)	All reorganization gains and losses were related to the Debtors’ operations during the Chapter 11 period.
(3)	The net loss attributable to common shareholders of the Debtors was equal to the Predecessor Company’s consolidated net loss attributable to common shareholders because WorldCom, Inc. (ultimate Parent company of all consolidated subsidiaries) was a debtor and all non-debtor subsidiaries were accounted for on the equity method of accounting in these unaudited condensed combined financial statements of the debtor entities. Equity in earnings (losses) were included in other income (expense), net.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(25) Selected Quarterly Financial Information (Unaudited)

The following represents the Company’s quarterly results for 2004 and 2003 (in millions, except per share amounts):

	Successor Company
	Quarter ended 2004
	March 31(6)	June 30(6)	September 30		December 31
Revenues	$5,418	$5,222	$5,076		$4,974
Operating (loss) income	(270)	37 (1)	(3,392	)(2)	434	(3)
Loss from continuing operations	(386)	(70)	(3,400)		(172)
Net loss attributable to common shareholders	(388)	(71)	(3,398)		(145	)(4)
Loss per share:
Basic	(1.19)	(0.22)	(10.65)		(0.45)
Diluted	(1.19)	(0.22)	(10.65)		(0.45)

	Predecessor Company
	Quarter ended 2003
	March 31(6)	June 30(6)	September 30(6)	December 31(6)
Revenues	$6,592	$6,159	$5,969	$5,546
Operating income (loss)	598	317	77	(332)
Income (loss) from continuing operations	271	(2)	(45)	22,245	(5)
Net income (loss) attributable to common shareholders	51	9	(55)	22,206

(1)	Included a $95 million reduction in access costs for a change in estimate regarding contributions to the Universal Service Fund for 2003 and the first quarter of 2004, as well as $62 million in gains from creditor settlements.
(2)	Included $3.5 billion of impairment charges related to the Company’s long-lived and indefinite-lived assets (see Note 3).
(3)	Included the effects of a total of $100 million in gains from creditor settlements, a $76 million benefit related to property tax adjustments and value added tax settlements, a $61 million reduction in bad debt expense including a change in estimate, and a $66 million increase to revenue including a change to billing adjustment assumptions, offset by an increase to access costs of $25 million related to vendor settlements and other increases of $8 million.
(4)	Included the effects of income tax expense related to changes in estimates of $275 million regarding the Company’s pre-confirmation contingencies and current year provision for state income taxes.
(5)	Included the Predecessor Company’s gain of approximately $22.3 billion from the effects of its Plan which were recorded on December 31, 2003 upon the adoption of fresh-start reporting (see Note 5).

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Amounts have been reclassified from previously reported amounts to reflect Embratel, Proceda and OzEmail as discontinued operations as follows (in millions):

	Successor Company
	Quarter ended 2004
	March 31	June 30
Revenues, as reported	$6,295	$5,236
Reclassified to discontinued operations	(877)	(14)

Revenues, as restated	$5,418	$5,222

Operating (loss) income, as reported	$(205)	$41
Reclassified to discontinued operations	(65)	(4)

Operating (loss) income, as restated	$(270)	$37

Loss from continuing operations, as reported	$(383)	$(66)
Reclassified to discontinued operations	(3)	(4)

Loss from continuing operations, as restated	$(386)	$(70)

Loss per share from continuing operations, as reported	$(1.17)	$(0.21)
Loss per share from continuing operations, as restated	(1.18)	(0.22)

Loss per share from discontinued operations, as reported	(0.02)	(0.01)
Loss per share from discontinued operations, as restated	(0.01)	(0.00)

	Predecessor Company
	Quarter ended 2003
	March 31	June 30	September 30	December 31
Revenues, as reported	$7,228	$6,900	$6,780	$6,407
Reclassified to discontinued operations	(636)	(741)	(811)	(861)

Revenues, as restated	$6,592	$6,159	$5,969	$5,546

Operating income (loss), as reported	$634	$366	$180	$(272)
Reclassified to discontinued operations	(36)	(49)	(103)	(60)

Operating income (loss), as restated	$598	$317	$77	$(332)

Income (loss) from continuing operations, as reported	$266	$13	$(48)	$22,213
Reclassified to discontinued operations	5	(15)	3	32

Income (loss) from continuing operations, as restated	$271	$(2)	$(45)	$22,245

(26) Subsequent Events

Merger Agreement

On February 14, 2005, Verizon Communications Inc. (“Verizon”), the Company and a wholly-owned subsidiary (“Merger Sub”) of Verizon entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into the Verizon subsidiary (the “Merger”), with Merger Sub continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into the Company, with the Company as the surviving person.)

At the effective time and as a result of the Merger, the Company will become a wholly-owned subsidiary of Verizon and each share of the Company’s common stock will be converted into the right to receive (x) 0.4062 shares of Verizon common stock and (y) cash in the amount of $1.50 per share, which amount of cash and

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of shares may be reduced pursuant to a purchase price adjustment based on the Company’s bankruptcy-claims and for certain tax liabilities, on the terms specified in the Merger Agreement. The Merger Agreement also provides for payment of a special cash dividend in the amount of $4.10 per share (less the per share amount of any dividend declared by the Company during the period beginning February 14, 2005 and ending on the closing date of the merger) of MCI common stock after the Merger Agreement is approved by the shareholders. All outstanding Company stock-based awards at the effective time will be replaced by a grant of Verizon stock-based awards.

Consummation of the Merger is subject to customary conditions, including (i) approval of the shareholders of the Company, (ii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other federal, state or international regulatory approvals, (iii) absence of any law or order prohibiting the closing, (iv) subject to certain exceptions, the accuracy of representations and warranties and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to each party’s business. In addition, Verizon’s obligation to close is subject to other conditions, including (i) absence of any pending U.S. governmental litigation with a reasonable likelihood of success seeking to prohibit the closing or to impose certain limitations, (ii) receipt of a bankruptcy order issued by the Unites States Bankruptcy Court for the Southern District allowing for the substitution of shares of Verizon common stock for shares of MCI common stock to satisfy certain bankruptcy-related claims, and (iii) receipt of an order issued by the United States District Court for the Southern District of New York relating to the Company’s Corporate Monitor and certain affirmative obligations imposed by prior order of the United States District Court for the Southern District of New York. The Merger Agreement contains certain termination rights for both the Company and Verizon, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Verizon a termination fee of $200 million.

Consummation of the Merger will constitute a “Change of Control” under the Company’s outstanding Senior Notes, which will obligate the surviving person to make an offer to purchase such Notes within 30 days after the effective time at a purchase price equal to 101% of principal amount plus accrued interest.

On February 15, 2005, the Company received notice that an individual shareholder filed a putative class action on behalf of himself and all shareholders of the Company against the Company and all of the individual members of the Board of Directors in Chancery Court in the State of Delaware. Subsequently, Plaintiff filed an amended complaint that added among other things, Verizon as a defendant in the case. Plaintiff alleges that the Company and the Board of Directors breached their fiduciary duties to shareholders in entering into the Merger Agreement with Verizon rather than accepting the merger proposal propounded by Qwest Communications International, Inc. As a remedy, Plaintiff requests that the Chancery Court issue an injunction prohibiting consummation of the Merger Agreement. Additionally, the Company has received notice that three additional putative class actions containing similar allegations were filed on February 18, 2005 against the Company and the Board of Directors in the Chancery Court in the State of Delaware. The Company will aggressively defend itself in these cases.

On February 24, 2005, the Company received a revised proposal from Qwest Communications International, Inc. (“Qwest”) to acquire it. The Company’s board of directors announced that it would conduct a thorough review of the Qwest proposal. On March 2, 2005, the Company announced its intention to engage with Qwest to review their February 24, 2005 proposal. This decision was made with the concurrence of Verizon. Subsequently, MCI and Qwest have been in ongoing discussions regarding Qwest’s proposal. These discussions are continuing.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

On January 20, 2005, the Company announced its acquisition of Network Security Technologies, Inc., a privately-held provider of managed security services, for approximately $105 million in cash. The acquisition was completed on February 25, 2005.

On February 15, 2005, the Company announced that it entered into a sales agreement to sell OzEmail for approximately $86 million. The Company completed the divestiture on February 28, 2005 and will record a gain of approximately $80 million in discontinued operations in its 2005 consolidated statement of operations.