Form 10-Q
period 2005-03-31
MCI INC
filed 2005-05-09
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2005, there were 325,238,536 shares of MCI common stock outstanding.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Three-Month Period Ended March 31,
	2005	2004
Revenues	$4,789	$5,418
Operating expenses:
Access costs	2,544	2,902
Costs of services and products (excluding depreciation and amortization included below of $241 and $394 in the three-month periods ended March 31, 2005 and 2004, respectively)	609	662
Selling, general and administrative	1,193	1,603
Depreciation and amortization	328	521

Total operating expenses	4,674	5,688

Operating income (loss)	115	(270)
Other (expense) income, net:
Interest expense	(120)	(100)
Miscellaneous income, net	33	8

Income (loss) from continuing operations before income taxes	28	(362)
Income tax expense	119	24

Loss from continuing operations	(91)	(386)
Net income (loss) from discontinued operations	89	(2)

Net loss	$(2)	$(388)

Basic and diluted (loss) income per share:
Continuing operations	$(0.28)	$(1.18)
Discontinued operations	0.27	(0.01)

Loss per share	$(0.01)	$(1.19)

Basic and diluted shares used in calculation	320.8	326.3

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	As of March 31, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,529	$4,449
Marketable securities	1,909	1,055
Accounts receivable, net of allowance for doubtful accounts of $653 for 2005 and $729 for 2004	2,725	2,855
Other current assets	673	724
Assets held for sale	—	10

Total current assets	8,836	9,093
Property, plant and equipment, net	6,183	6,259
Intangible assets, net	1,036	991
Deferred income taxes	456	456
Other assets	250	261

	$16,761	$17,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585	$784
Accrued access costs	1,449	1,491
Current portion of long-term debt	22	24
Accrued interest	211	93
Deferred income taxes	598	598
Other current liabilities	3,186	3,198
Liabilities of assets held for sale	—	15

Total current liabilities	6,051	6,203
Long-term debt, excluding current portion	5,900	5,909
Deferred income taxes	18	18
Other liabilities	670	700
Commitments and contingencies (Note 12)
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000 shares; issued and outstanding: 324,964,709 shares for 2005 and 319,557,905 shares for 2004	3	3
Additional paid-in capital	8,327	8,365
Deferred stock-based compensation	(172)	(114)
Accumulated deficit	(4,004)	(4,002)
Accumulated other comprehensive loss	(32)	(22)

Total shareholders’ equity	4,122	4,230

	$16,761	$17,060

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three-Month Period Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(2)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	328	521
Net realized loss (gain) on sale of investments	5	(4)
Gain on disposal of discontinued operations	(88)	—
Bad debt provision	117	208
Amortization of debt discount	—	96
Other	23	72
Changes in assets and liabilities:
Accounts receivable	13	72
Other current assets	(40)	(51)
Non current assets	13	(10)
Accounts payable and accrued access costs	(203)	40
Other current liabilities	142	50
Other liabilities	(15)	(18)

Net cash provided by operating activities	293	588
INVESTING ACTIVITIES
Additions to property, plant and equipment	(228)	(182)
Proceeds from sale of property, plant and equipment	1	2
Purchases of marketable securities	(1,245)	—
Proceeds from sale of marketable securities	410	1
Proceeds from disposition of assets and assets held for sale	81	35
Cash paid for acquisitions, net of cash received	(106)	—
Deposit on sale of Embratel	—	20

Net cash used in investing activities	(1,087)	(124)
FINANCING ACTIVITIES
Principal repayments on debt	(11)	(18)
Dividends paid on common stock	(130)	—
Cash restricted for letters of credit	(5)	—
Other	20	(71)

Net cash used in financing activities	(126)	(89)

Net change in cash and cash equivalents	(920)	375
Net change in cash and cash equivalents from discontinued operations	—	(225)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,449	6,178

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,529	$6,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$18	$1
Cash paid for interest, net of amounts capitalized	1	32

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization, Description of Business, and Pending Merger

Organization and Description of Business

MCI, Inc., a state of Delaware corporation, (formerly known as WorldCom, Inc., (or “WorldCom”) a public corporation organized in 1983 under the laws of Georgia) serves as a holding company for its direct and indirect domestic subsidiaries and foreign affiliates (collectively, the “Company” or “MCI”). The Company is one of the world’s leading global telecommunications companies, providing a broad range of communication services. The Company serves thousands of businesses and government entities throughout the world and provides voice, data and Internet communication services for millions of consumer customers. The Company operates one of the most extensive telecommunications networks in the world, comprising network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia.

In March 2004, the Company realigned its operations into three new business segments and began operating under these segments in the second quarter of 2004. However, the results of operations for the three-month period ended March 31, 2004 have been presented herein in the new business segment structure for comparability to 2005 segment information (see Note 13). Effective with the realignment, the Company’s business segments are as follows:

•	Enterprise Markets serves Global Accounts, Government Markets, and System Integrators. Global Accounts provides communications and network solutions to large multinational corporations requiring complex international network services. Government Markets provides similar services to various government agencies. System Integrators serves customers through partnerships with third-party network solutions providers. In all cases, these services include local-to-global business data, Internet, voice services and managed network services.

•	U.S. Sales & Service serves our Mass Markets business, which includes subscription-based residential and certain small business accounts, and transactional products including 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, and our Commercial Accounts business, which serves small to large business accounts. Commercial Accounts also includes our SkyTel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

•	International & Wholesale Markets serves our domestic and international wholesale accounts, as well as retail and government customers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. The segment provides telecommunications services, which include voice, data, Internet and managed network services.

On July 21, 2002 (the “Petition Date”), WorldCom, Inc. and substantially all of its domestic subsidiaries (“Debtors”) filed voluntary petitions for relief in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). The Debtors continued to operate their businesses and manage their properties as debtors-in-possession through the close of business on April 19, 2004. The Company filed a plan of reorganization (the “Plan”) with the Bankruptcy Court and, on October 31, 2003, the Bankruptcy Court confirmed the Plan. The Company emerged from Chapter 11 on April 20, 2004 (the “Emergence Date”) and changed its legal name to MCI.

Pending Merger

On February 14, 2005, Verizon Communications Inc. (“Verizon”), the Company and a wholly-owned subsidiary of Verizon (“Merger Sub”) entered into an Agreement and Plan of Merger, which was subsequently

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended as of March 4, 2005, March 29, 2005, and May 1, 2005 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into the Verizon subsidiary (the “Merger”), with Merger Sub continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into the Company, with the Company as the surviving person).

The original Merger Agreement dated as of February 14, 2005 provided that, at the effective time and as a result of the Merger, each share of the Company’s common stock would be converted into the right to receive (i) 0.4062 shares of Verizon common stock and (ii) cash in the amount of $1.50 per share, which amount of cash and number of shares may be reduced pursuant to a purchase price adjustment based on the Company’s bankruptcy claims and certain tax liabilities, on the terms specified in the Merger Agreement. The original Merger Agreement also provided for payment of a special cash dividend in the amount of $4.10 per share (less the per share amount of any dividend declared by the Company during the period beginning February 14, 2005 and ending on the closing date of the Merger) of MCI common stock after the Merger Agreement is approved by the shareholders. These terms were subsequently amended pursuant to two amendments to the Merger Agreement entered into among the Company, Verizon and the Merger Sub on March 29, 2005 and on May 1, 2005, as described below. Pursuant to the Merger Agreement, all outstanding Company stock-based awards at the effective time will be replaced by a grant of Verizon stock-based awards.

Consummation of the Merger is subject to customary conditions, including (i) approval of the shareholders of the Company, (ii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other federal, state, or international regulatory approvals, (iii) absence of any law or order prohibiting the closing, (iv) subject to certain exceptions, the accuracy of representations and warranties and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to each party’s business. In addition, Verizon’s obligation to close is subject to other conditions, including (i) absence of any pending U.S. governmental litigation with a reasonable likelihood of success seeking to prohibit the closing or to impose certain limitations, (ii) receipt of a bankruptcy order issued by the Bankruptcy Court allowing for the substitution of shares of Verizon common stock for shares of MCI common stock to satisfy certain bankruptcy-related claims, and (iii) receipt of an order issued by the United States District Court for the Southern District of New York relating to the Company’s Corporate Monitor and certain affirmative obligations imposed by prior order of the United States District Court for the Southern District of New York.

The Merger Agreement contains certain termination rights for both the Company and Verizon, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Verizon a termination fee of $240 million and may be required to reimburse Verizon for up to $10 million in expenses. The Merger Agreement also provides that although the Board of Directors may change its recommendation to the shareholders of the Company in favor of the adoption of the Merger Agreement and approval of the Merger under specified circumstances and subject to complying with certain specified procedures, the Company may not terminate the Merger Agreement in connection with such a change of recommendation unless Verizon elects not to exercise its right to require the Company to cause a shareholder meeting to be held to consider the adoption of the Merger Agreement and the approval of the Merger. If Verizon does not exercise its right to require the Company to cause a shareholder meeting to be held, the Company may terminate the Merger Agreement provided that it pays Verizon the termination fee and expense reimbursement described above.

Consummation of the Merger will constitute a “Change of Control” under the Company’s outstanding Senior Notes (see Note 6), which will obligate the surviving person to make an offer to purchase such Senior Notes within 30 days after the effective time at a purchase price equal to 101% of principal amount plus accrued interest.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 15, 2005, the Company received notice that an individual shareholder filed a putative class action on behalf of himself and all shareholders of the Company against the Company and all of the individual members of the Board of Directors in Chancery Court in the State of Delaware. Subsequently, Plaintiff filed an amended complaint that added, among other things, Verizon as a defendant in the case. Plaintiff alleges that the Company and the Board of Directors breached their fiduciary duties to shareholders in entering into the Merger Agreement with Verizon rather than accepting the merger proposal propounded by Qwest Communications International, Inc (“Qwest”). As a remedy, Plaintiff requests that the Chancery Court issue an injunction prohibiting consummation of the Merger Agreement. Additionally, the Company has received notice that three additional putative class actions containing similar allegations were filed on February 18, 2005 against the Company and the Board of Directors in the Chancery Court in the State of Delaware. The Company will aggressively defend itself in these cases. Subsequent to February 18, 2005, in one of these three actions, Plaintiff has sought relief to amend his complaint on two occasions seeking to add additional factual allegations.

Subsequent to the date the original Merger Agreement was entered into among the Company, Verizon and Merger Sub on February 14, 2005, Qwest submitted a number of revised merger proposals to the Company. The Company and Qwest engaged in ongoing discussions regarding Qwest’s revised proposals, and engaged in additional information exchanges, and the Board of Directors held a number of meetings to review and evaluate the revised proposals.

On March 28, 2005, the Company received a proposal from Verizon to amend certain terms of the Merger Agreement. On March 29, 2005, after negotiations between the parties, the Company, Verizon and Merger Sub entered into an amendment to the Merger Agreement which, among other things, increased the total amount of consideration to be received by shareholders of the Company in connection with the Merger. Pursuant to the amendment, at the effective time and as a result of the Merger, each share of MCI common stock will be converted into the right to receive (i) a number of shares of Verizon common stock equal to the greater of (a) 0.4062 shares and (b) the quotient obtained by dividing $14.75 by the volume weighted average of the closing prices of Verizon common stock, as these prices are reported on the New York Stock Exchange Composite Transactions Tape, for each of the 20 trading days ending on the third trading day immediately preceding the closing of the merger and (ii) $2.75 in cash, which amount of cash and number of shares may be reduced pursuant to a purchase price adjustment based on the Company’s bankruptcy claims and certain tax liabilities, on the terms specified in the Merger Agreement. In addition, pursuant to the amendment, the amount of the special cash dividend to be paid by the Company after the Merger Agreement is approved by the shareholders of the Company was increased from $4.10 to up to $5.60 per share (less the per share amount of any dividend declared by the Company during the period beginning February 14, 2005 and ending on the closing date of the Merger). If less than the full amount of the special cash dividend is paid, the remainder, without interest, will be added to the $2.75 cash payment to be paid in connection with the Merger.

On March 31, 2005, the Company received a further revised merger proposal from Qwest, and Verizon granted the Company a waiver of certain terms of the Merger Agreement to permit continuing discussions and information exchanges between Qwest and the Company until the date of the special meeting of the Company’s shareholders to approve and adopt the Merger Agreement with Verizon. Subsequently, the Company’s and Qwest’s respective advisors engaged in discussions regarding Qwest’s revised proposal, and the Board of Directors held a number of meetings to review and evaluate Qwest’s revised proposal. On April 5, 2005, the Company sought improvements from Qwest regarding its March 31, 2005 proposal, and informed Qwest that it would be willing to declare Qwest’s proposal superior to the Merger Agreement with Verizon if Qwest were willing to revise its proposal accordingly. Qwest rejected virtually all of the Company’s requests and reaffirmed that its March 31, 2005 proposal was its current best proposal. Subsequently, the Board of Directors concluded that the terms of Qwest’s revised proposal in its current form, taken as a whole, were not superior to the Merger Agreement with Verizon. Following this determination, Qwest gave notice revoking its revised proposal.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 9, 2005, Verizon entered into a stock purchase agreement to purchase approximately 43.4 million shares of MCI common stock from eight entities affiliated with Carlos Slim Helu (“Mr. Slim”) for $25.72 per share in cash, plus an additional cash amount of three percent per annum from April 9, 2005 until the closing date, plus a potential adjustment amount payable at the end of one year. On April 11, 2005, the Board of Directors issued a statement in which it noted that the transaction between Verizon and the entities affiliated with Mr. Slim was a private transaction between those parties, and that nevertheless, the Board of Directors remains committed to obtaining the transaction that is in the best interests of all of its stockholders. Subsequently, there were additional discussions between Qwest’s advisors and the Company’s advisors regarding Qwest’s March 31, 2005 proposal.

On April 21, 2005, Qwest presented the Company with a revised offer comprised of $16.00 in cash (excluding the Company’s March 15, 2005 dividend payment of $0.40 per share) and 3.373 Qwest shares (subject to adjustment under a collar which fixes the value of Qwest shares at $14.00 provided Qwest’s share price is between $3.32 and $4.15 per share).

On April 23, 2005, the Company announced that its Board of Directors had determined that Qwest’s latest offer to acquire the Company was superior to the terms of the Merger Agreement (as in effect prior to the May 1, 2005 amendment referred to below).

Subsequently, the Company received a proposal from Verizon to amend certain terms of the Merger Agreement. On May 1, 2005, after negotiations between the parties, the Company, Verizon and Merger Sub entered into an amendment to the Merger Agreement which, among other things, increased the total amount of consideration to be received by shareholders of the Company in connection with the Merger. Pursuant to the amendment, at the effective time and as a result of the Merger, each share of common stock of the Company will be converted into the right to receive the number of shares of Verizon common stock equal to the greater of (i) 0.5743 shares, and (ii) the quotient obtained by dividing $20.40 by the average of the volume weighted averages of the trading prices of Verizon common stock, as these prices are reported on the New York Stock Exchange Composite Transactions Tape, for each of the 20 trading days ending on the third trading day immediately preceding the closing of the Merger (although Verizon has the option to elect to pay additional cash instead of issuing additional shares over the 0.5743 exchange ratio). The terms of the Merger Agreement also provide that the Board of Directors will, except to the extent prohibited by applicable law or covenants in certain existing indentures, declare and pay a special cash dividend in an amount up to $5.60 per share minus the per share amount of any dividend declared by the Company between February 14, 2005 and the closing of the Merger. The purchase price adjustment mechanism previously agreed to in the Merger Agreement based on the Company’s bankruptcy claims and certain tax liabilities has been retained. On May 2, 2005, the Company announced that its Board of Directors had concluded that the Merger Agreement, as amended to reflect Verizon’s revised proposal, was superior to Qwest’s latest offer.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

Use of Estimates

The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for impairment charges, revenues and related allowances, allowance for doubtful accounts, accrued access costs, depreciation and amortization of property, plant and equipment and intangible assets, income taxes, acquisition related assets and liabilities, accrued and contingent liabilities and fresh-start reporting. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ independent third-party valuation specialists to assist in its evaluations.

Fresh-Start Reporting

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company adopted fresh-start reporting as of the close of business on December 31, 2003, and the consolidated balance sheet as of December 31, 2003 gave effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet were subject to adjustment as estimated valuations and other analyses were finalized. During 2004, the net increase in total assets from fresh-start adjustments to the Company’s consolidated balance sheet was $43 million, which has been reflected in its December 31, 2004 condensed consolidated balance sheet included herein. As these adjustments were recorded throughout 2004, the cumulative impact for each adjustment on depreciation and amortization expense was recorded during the quarter in which each fresh-start adjustment was recorded.

Stock-based Compensation

The Company has two stock-based compensation plans, a Management Restricted Stock Plan (“MRSP”) and an Employee Stock Purchase Plan (“ESPP”), which provide for the granting of stock-based compensation to management and employees. The Company records compensation expense in its statements of operations for the MRSP. The Company accounts for the ESPP in accordance with the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the stock-based award. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), the Company has provided pro forma disclosures below.

If the Company had adopted the fair value method of accounting for the ESPP, stock-based compensation would have been determined based on the fair value for all stock-based awards on the date of grant. Fair value of

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation of $3 million for the ESPP was estimated using the Black-Scholes option-pricing model and the following assumptions: volatility of 38%, risk-free interest rate of 1.41%, 0.49 year expected life and dividend yield of 7.94%. The Company’s MRSP was not included in the Black-Scholes calculation as the fair value of the compensation expense has been expensed in the Company’s condensed consolidated statement of operations since it was initiated in 2004.

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net loss for the three-month period ended March 31, 2005 would have been as follows (in millions, except per share amounts):

Three-Month Period Ended March 31, 2005
Net loss, as reported	$(2)
Add: Stock-based employee compensation expense included in reported net loss	14
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(17)

Net loss, pro forma	$(5)

Basic and diluted loss per share:
As reported	$(0.01)
Pro forma	(0.02)

The Company has not provided pro forma disclosures as required by SFAS No. 148 for the three-month period ended March 31, 2004 as no compensation expense was recorded during the three-month period ended March 31, 2004 for the MRSP, which became effective upon the Company’s Emergence Date in the second quarter of 2004, and no compensation expense would have been recorded for the ESPP as it was initiated during the third quarter of 2004.

Consolidation

The condensed consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts related to gains on property dispositions have been reclassified to selling, general, and administrative expenses on the Company’s condensed consolidated statements of operations to conform to current year presentation.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123 (R)”). SFAS No. 123 (R) focuses primarily on accounting for transactions in which an employee is compensated for services through share-based payment transactions. SFAS No. 123 (R) requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award. The provisions of SFAS No. 123 (R) will be effective in fiscal years beginning after June 15, 2005. The Company has not completed evaluating the impact of SFAS No. 123 (R), but does not expect any material impact on its consolidated results of operations, financial condition and cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity is required to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005, with earlier application permitted. The Company has not completed evaluating the impact of FIN No. 47, but does not expect any material impact on its consolidated results of operations, financial condition and cash flows.

(3) Business Combination

On February 25, 2005 (the “Closing Date”), the Company completed the acquisition of Network Security Technologies, Inc. (“NetSec”), a privately-held provider of managed security services, for $106 million in cash. Accordingly, the results of NetSec’s operations since the Closing Date have been included in the Company’s condensed consolidated statement of operations for the three-month period ended March 31, 2005, as part of the Company’s Enterprise Markets business segment. NetSec’s results of operations for periods prior to the Closing Date were not material in relation to the Company’s results of operations and, therefore, no pro forma data has been presented herein.

The transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” which requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. In determining the allocation of the purchase price, the Company uses all available information, including the use of an independent third-party valuation specialist, to assist in determining fair value. The following table summarizes the estimates of fair values of assets acquired and liabilities assumed as of the Closing Date subject to adjustment as valuations of intangible assets are finalized (in millions):

Assets acquired:
Current assets	$6
Property, plant and equipment	6
Intangible assets	9
Goodwill	92

Total assets acquired	113

Liabilities assumed	7

Net assets acquired	$106

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired intangible assets include approximately $6 million of definite-lived intangibles consisting of customer relationships, non-compete agreements, and contract values. Customer relationships are being amortized over a useful life of 18 years, while non-compete agreements and contract values are being amortized over four years. Based on the initial allocation of fair values, annual amortization expense is expected to be approximately $1 million.

(4) Voluntary Reorganization under Chapter 11

Bankruptcy Proceedings

On July 21, 2002, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11. On November 8, 2002, WorldCom filed voluntary petitions for an additional 43 of its domestic subsidiaries (collectively with the Initial Filers, the “Debtors”). Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtors continued business operations as Debtors-In-Possession.

WorldCom filed its second amendment to the Plan on October 21, 2003, and this Plan was confirmed by the Bankruptcy Court on October 31, 2003. The Debtors continued to operate their businesses and manage their properties as Debtors-In-Possession through April 20, 2004. On April 20, 2004, the Plan was consummated at which time WorldCom merged with and into MCI and the separate existence of WorldCom ceased.

Section 5.07 of the Plan required the Board of Directors to conduct a review of the Company’s cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. On August 5, 2004, the Board of Directors completed its review of the Company’s excess cash pursuant to Section 5.07 of the Plan and declared the amount of excess cash to be $2.2 billion and distributed $254 million in 2004. On February 11, 2005, the Board of Directors distributed $130 million of the excess cash by declaring a cash dividend of $0.40 per share payable on March 15, 2005 to shareholders of record on March 1, 2005.

Impacts of the Application of the Plan

As the Company had not emerged from bankruptcy as of March 31, 2004, no gains or losses from creditor settlements or share issuances from the effects of the Plan were recorded in the three-month period ended March 31, 2004. However, due to the adoption of fresh-start reporting as of December 31, 2003, shares issued on the Emergence Date as a result of the Plan were considered outstanding during the three-month period ended March 31, 2004.

Shares Issued as a result of the Plan

During the second quarter of 2004, in accordance with the Plan, the Company issued approximately 296 million shares of MCI common stock to settle claims of debt holders and 10 million shares to settle its SEC civil penalty. The Company also reserved approximately 11 million shares of MCI common stock for issuance under the MRSP, of which approximately 8.6 million shares of restricted stock were granted on the Emergence Date. The Company expected to issue approximately 20 million shares of MCI common stock pursuant to the Plan to settle claims of general unsecured creditors, which amount was reduced to 5.4 million shares from the Emergence Date through December 31, 2004, primarily from issuances and changes in estimates. The remaining shares to be issued were further reduced by share issuances of 0.7 million during the three-month period ended March 31, 2005 to 4.7 million as of March 31, 2005.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Creditor Settlements

During the three-month period ended March 31, 2005, the Company paid $41 million in cash and issued a total of 0.7 million shares of common stock to satisfy certain provisions of the Plan. The Company continues its settlement process of outstanding claims. During the three-month period ended March 31, 2005, the Company recorded net settlement gains of $6 million, including $5 million as a decrease to selling, general and administrative expenses and $1 million as a decrease to access costs in its condensed consolidated statement of operations.

As of March 31, 2005, the Company estimates that $826 million remains to be paid related to outstanding creditor claims (including interest on tax obligations). This estimate is based on various assumptions and reflects the Company’s judgment based upon its prior pre-petition claims settlement history and the terms of its Plan. If these assumptions prove incorrect, actual payments could differ from the estimated amounts.

Debt and Interest Expense

On the Emergence Date, the Company issued new Senior Notes (see Note 6).

No interest expense related to pre-petition debt was accrued following the Petition Date as none of the allowed claims against the Debtors had underlying collateral in excess of the principal amount of debt. If the Debtors had recognized interest on the basis of the amounts they were contractually required to pay, additional interest expense of $579 million would have been recorded in the three-month period ended March 31, 2004. The Company did recognize $96 million of interest expense in the three-month period ended March 31, 2004 related to the accretion of the discount for the $5.7 billion debt obligations issued on the Emergence Date. There was no requirement to pay interest on the debt prior to the Emergence Date since it had not been issued, and as such, the amount is excluded from the contractual interest amount noted above. As the Company adopted fresh-start reporting as of December 31, 2003, and all of the Company’s obligations were removed from its consolidated balance sheet at that date, contractual interest has not been disclosed on the face of the Company’s condensed consolidated statement of operations for the three-month period ended March 31, 2004.

Reorganization items

The Company continued to incur reorganization items during the three-month periods ended March 31, 2005 and 2004, and will continue to incur reorganization items in future periods for professional fees and other bankruptcy costs, although at lower levels than in the past. Reorganization expenses have been included in selling, general, and administrative expenses. For the three-month periods ended March 31, 2005 and 2004, the amounts of such expenses were $2 million and $16 million, respectively, and were for professional services related to the Company’s bankruptcy proceedings.

(5) Loss per Share

The Company adopted a new capital structure upon the adoption of fresh-start reporting. On the Emergence Date, the Company issued approximately 315 million shares of new MCI common stock, which included approximately 8.6 million shares of restricted stock. Under fresh-start reporting, these shares were reflected as outstanding as of December 31, 2003. In addition, on the Emergence Date, the Company expected to issue 20 million additional shares pursuant to the Plan to unsecured creditors, which were not reflected as outstanding at December 31, 2003, however all conditions of distribution had been met. These shares were considered contingently issuable under SFAS No. 128, “Earnings per Share,” and were included in the weighted average common shares outstanding for the three-month period ended March 31, 2004. The amount of contingently

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuable shares was reduced during 2004 primarily by shares issued from the settlement of creditor claims and changes in estimates. During the three-month period ended March 31, 2005, share issuances reduced the amount of contingently issuable shares to approximately 4.7 million as of March 31, 2005.

The Company’s calculations of basic and diluted loss per share for the three-month periods ended March 31, 2005 and 2004 are as follows (in millions, except per share amounts):

	Three-Month Period Ended March 31,
	2005	2004
Net (loss) income
Continuing operations	$(91)	$(386)
Discontinued operations	89	(2)

Net loss	$(2)	$(388)

Weighted average common shares outstanding
Weighted average common shares outstanding	322.6	314.9
Add: Weighted average shares contingently issuable to unsecured creditors	4.9	20.0
Less: Weighted average unvested restricted stock(1)	(6.7)	(8.6)

Weighted average common shares outstanding used in basic calculation	320.8	326.3

Add: Weighted average unvested restricted stock(2)	—	—

Weighted average common shares outstanding used in diluted calculation	320.8	326.3

Basic and diluted (loss) income per share:
Continuing operations	$(0.28)	$(1.18)
Discontinued operations	0.27	(0.01)

Loss per share	$(0.01)	$(1.19)

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic loss per share.

(2)	Calculation of diluted shares excludes the unvested shares of restricted stock and the unissued shares related to the ESPP that would be anti-dilutive.

(6) Debt

Debt consisted of the following as of March 31, 2005 and December 31, 2004 (in millions):

	As of March 31, 2005	As of December 31, 2004
6.908% Senior Notes Due 2007	$1,983	$1,983
7.688% Senior Notes Due 2009	1,983	1,983
8.735% Senior Notes Due 2014	1,699	1,699
Capital leases and other (maturing through 2023)	257	268

Total	5,922	5,933
Less: current portion	22	24

Long-term portion	$5,900	$5,909

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature on May 1, 2007, May 1, 2009 and May 1, 2014, respectively. Interest on the Senior Notes is payable semi-annually in arrears. The initial interest rates of the Senior Notes were 5.908%, 6.688% and 7.735%, respectively. The initial interest rates were subject to a one-time reset after the Company applied for and received ratings for the Senior Notes from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). In December 2004, the Company received B2 and B+ ratings from Moody’s and S&P, respectively. As such, the interest rate on the Senior Notes was increased by 1% effective December 15, 2004, and the higher rates were reflected during the three-month period ended March 31, 2005. On May 2, 2005, the Company made its semi-annual interest payment of $212 million on the Senior Notes.

Commencing on May 1, 2005 with respect to the 2007 Senior Notes, May 1, 2006 with respect to the 2009 Senior Notes and May 1, 2009 with respect to the 2014 Senior Notes, the Company will have the right to redeem some or all of the Senior Notes. The initial call prices equal 102.454%, 102.844% and 103.3675% of the principal amount, respectively, plus accrued and unpaid interest. In addition, the call prices for the 2007 Senior Notes, 2009 Senior Notes and the 2014 Senior Notes thereafter decline ratably for a period of one year, two years, and three years, respectively, until the call price equals 100% of the principal amount. Prior to the call dates applicable to the Senior Notes, the Company may redeem some or all of such Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. At any time prior to May 1, 2007, the Company may redeem, with the net proceeds of an equity offering, up to 35% of the aggregate principal amount of each series of Senior Notes at a price equal to 100% of the principal amount plus a premium.

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

The Senior Notes are subject to covenants that limit the Company’s ability to make certain cash distributions based on cumulative net income or loss since their issuance on the Emergence Date. Pursuant to Section 5.07 of the Plan, the Board of Directors is required to conduct a review of the Company’s cash needs and to utilize any excess cash in accordance with the Board’s best business judgment to maximize shareholder value. If the excess cash is fully paid out to shareholders, any further dividends will be limited by the covenants in the

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings. Consequently, further dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding and, as of March 31, 2005 and December 31, 2004, the Company did not have any retained earnings available for distribution under such covenants.

Debtor-in-Possession Facility and Letter of Credit Facilities

On July 23, 2002, the Company negotiated its Debtor-in-Possession Agreement for $750 million in Debtor-in-Possession Financing (the “DIP Facility”). The DIP Facility was amended to the amount of $1.1 billion and was approved by the Bankruptcy Court on October 15, 2002. In January 2004, the Company reduced the size of the DIP Facility to $300 million.

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”), including the remaining $17 million of undrawn letters of credit on the pre-petition $1.6 billion credit facility. On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. In addition, the Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities were extended in April 2005 to mature in April 2006. The Company had $140 million and $137 million of letters of credit outstanding and $160 million and $162 million in availability as of March 31, 2005 and December 31, 2004, respectively. Additionally, as of December 31, 2004, the Company had $1 million reserved for issuance. As of March 31, 2005 and December 31, 2004, the Company pledged $149 million and $144 million, respectively, in cash as collateral for its outstanding letters of credit that has been classified as restricted cash in other current assets in its condensed consolidated balance sheets.

(7) Comprehensive Loss

Comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains on available-for-sale securities. The following table sets forth the changes in comprehensive loss (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Net loss	$(2)	$(388)
Other comprehensive (loss) income
Foreign currency translation adjustments	(4)	(13)
Reclassification of foreign currency translation gains included in net loss	1	—
Unrealized loss on available-for-sale securities	(7)	—

Total comprehensive loss	$(12)	$(401)

(8) Severance and Restructuring Programs

During the three-month periods ended March 31, 2005 and 2004, the Company terminated 359 and 1,741 employees, respectively, across all business segments. In the three-month periods ended March 31, 2005 and 2004, the Company recorded $12 million and $41 million, respectively, as selling, general and administrative expenses and $2 million and $13 million, respectively, as costs of services and products for employee termination costs in its condensed consolidated statements of operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005 and 2004, the Company identified certain properties which it planned to vacate and sublease, where possible. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of $9 million as selling, general and administrative expenses in its condensed consolidated statement of operations for the three-month period ended March 31, 2005. No charges were recognized during the three-month period ended March 31, 2004.

The following table summarizes the Company’s accrual of severance and other restructuring expenses and payments during the three-month periods ended March 31, 2005 and 2004 (in millions):

	Three-Month Period Ended March 31, 2005		Three-Month Period Ended March 31, 2004
	Severance	Other	Severance	Other
Accrued balance, January 1	$20	$108	$11	$92
Expenses	14	9	54	—
Cash payments	(17)	(3)	(26)	(1)

Accrued balance, March 31	$17	$114	$39	$91

(9) Discontinued Operations and Assets Held for Sale

The Company has identified certain non-core assets that it has determined are not part of its expected future operations. As such, these assets and businesses, once identified and qualifying for discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), are reflected as discontinued operations in the condensed consolidated statements of operations and as assets held for sale in the condensed consolidated balance sheet.

Discontinued Operations

In June 2003, the Company decided to dispose of its Multichannel Multipoint Distribution Service (“MMDS”) business which included network equipment, licenses and leases utilized for the provision of wireless telecommunications services via MMDS. Accordingly, the related revenues and expenses were reclassified to discontinued operations in accordance with SFAS No. 144. On July 8, 2003, an Asset Purchase Agreement was entered into with Nextel Spectrum Acquisition Corp. (“Nextel”) for the sale of substantially all of the assets of MMDS for $144 million in cash. In addition, the Company entered into a three-year extension of a customer contract between subsidiaries of MCI and Nextel. The Company completed the sale in May 2004 and received $144 million in cash for the assets, which was equal to their carrying value that included a reserve for post-closing adjustments of $2 million.

In November 2003, the Board of Directors approved a plan to dispose of the Company’s 19% economic investment in Embratel Participações S.A. (“Embratel”) as well as other Latin American entities. On March 15, 2004, the Company entered into a definitive agreement to sell its ownership interest in Embratel and other Latin American subsidiaries to Telefonos de Mexico. On April 27, 2004, these assets qualified as discontinued operations under SFAS No. 144 and, accordingly, all revenues and expenses were reclassified to discontinued operations. On July 23, 2004, the Company completed the divestiture for $400 million and recognized a gain on the sale, none of which was recorded as of March 31, 2004.

In June 2004, the Company decided to dispose of Proceda Tecnologia e Informatica S.A. (“Proceda”), an information technology outsourcing company in Brazil specializing in data center services, mainframe services, hosting, technical support, help desk management, integrated solutions, and e-business. These assets qualified as discontinued operations under SFAS No. 144 in June 2004 and, accordingly, all revenues and expenses were reclassified to discontinued operations. The operations were sold on December 2, 2004 for $3 million.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004, the Company began to market for sale OzEmail Pty. Ltd (“OzEmail”), an Internet service provider providing dial-up, broadband and wireless products to Australian consumers and small business enterprises. The related assets qualified as discontinued operations under SFAS No. 144 in July 2004 and, accordingly, all revenues and expenses were reclassified to discontinued operations and all assets and liabilities were reclassified to “held for sale” in the condensed consolidated balance sheet as of December 31, 2004. On February 28, 2005, the Company completed the divestiture of OzEmail for $81 million and recognized a gain of $88 million within discontinued operations in its condensed consolidated statement of operations during the three-month period ended March 31, 2005.

The condensed consolidated statements of operations reflect MMDS, Embratel (and other companies related to the transaction), Proceda, and OzEmail as discontinued operations. The combined operating results of these entities reflected in the condensed consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004 are as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Revenues	$10	$878
Operating expenses	(9)	(818)
Interest expense	—	(23)
Miscellaneous expense	—	(13)
Minority interest	—	(14)
Income tax expense	—	(12)

Income (loss) from discontinued operations	1	(2)
Gain on sale of OzEmail	88	—

Net income (loss) from discontinued operations	$89	$(2)

Assets Held for Sale

OzEmail

As of December 31, 2004, assets and liabilities held for sale in the condensed consolidated balance sheet related to OzEmail. Assets included cash and other assets, and liabilities represented accounts payable and accrued access costs. Additionally, related cumulative translation adjustments were included as part of shareholders’ equity. As a result of the sale of OzEmail on February 28, 2005, all assets, liabilities and cumulative translation adjustments related to OzEmail were removed from the condensed consolidated balance sheet.

Douglas Lake

In February 2004, the Company sold Douglas Lake, a property owned by Mr. Bernard J. Ebbers, the Company’s former Chief Executive Officer, for $50 million, which was net of disposal costs. The Company received $37 million in net proceeds in connection with the closing ($35 million in the three-month period ended March 31, 2004), and expects to receive additional proceeds of up to approximately $13 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the purchase agreement. The Company recorded a $4 million loss as selling, general and administrative expenses in the condensed consolidated statement of operations for the three-month period ended March 31, 2004.

(10) Employee Benefit Plans

The Company maintains two defined benefit pension plans, the MCI Communications Corporation Plan and WorldCom International Data Services, Inc. Plan (collectively, the “MCI Plans”), which cover substantially all

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MCI employees who became WorldCom employees as a result of the Company’s merger with MCI Communications, Inc. and who work 1,000 hours or more in a year. Effective January 1, 1999, participants of the MCI Plans no longer earn future compensation credits, although interest accruals and benefit vesting continue.

The Company also maintains a postretirement benefit plan that provides health and life insurance benefits to union members who are either currently retired or in active employee status and have satisfied certain eligibility requirements. Actuarially determined postretirement benefit costs are accrued as active employees earn these benefits.

The components of net postretirement benefit and pension costs for the three-month periods ended March 31, 2005 and 2004 are as follows (in millions):

	Three-Month Period Ended March 31, 2005		Three-Month Period Ended March 31, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated pension/postretirement benefit obligation	$7	$—	$7	$1
Expected return on plan assets	(8)	—	(8)	—

Net periodic pension/postretirement benefit (income) expense	$(1)	$—	$(1)	$1

In 2005, the Company expects to contribute approximately $1 million to its defined benefit pension plans, of which none was contributed during the three-month period ended March 31, 2005. In 2004, the Company contributed $2 million to its pension plans, of which none was contributed during the three-month period ended March 31, 2004. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. Contributions of $1 million were made by the Company to its postretirement benefit plan during the three-month period ended March 31, 2005. During the three-month period ended March 31, 2004, no contributions were made by the Company to its postretirement benefit plan.

(11) Shareholders’ Equity

MCI Common Stock

On April 20, 2004, WorldCom merged with and into MCI and the separate existence of WorldCom ceased. MCI is a Delaware corporation and filed a new certificate of incorporation (“New Articles”). The New Articles authorized 3.0 billion shares of MCI common stock (“common stock”) with $0.01 par value. During the second quarter of 2004, the Company issued approximately 296 million shares of common stock to settle claims of debt holders, 10 million shares were issued to settle the SEC civil penalty, and approximately 8.6 million shares were issued through the MRSP.

Stock-based Compensation

The Company recorded $170 million of deferred stock-based compensation upon the issuance of approximately 8.6 million shares of restricted stock that were granted on the Emergence Date based on the fair value of the Company’s stock on the date of grant. Although reflected in the consolidated balance sheet upon the adoption of fresh-start reporting, no amount was amortized to expense in the three-month period ended March 31, 2004. On February 28, 2005, the Company recorded $75 million of deferred stock-based compensation upon the issuance of 3.3 million shares related to the MRSP. Deferred stock-based compensation on these issuances is

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being amortized over the vesting period of three or four years on a straight-line basis beginning on the issuance date. The Company recorded $2 million and $12 million to costs of services and products and selling, general and administrative expense, respectively, in its condensed consolidated statement of operations for the three-month period ended March 31, 2005, and none in the three-month period ended March 31, 2004, as the MRSP was initiated during the second quarter of 2004. In addition, the Company reversed $3 million of deferred stock-based compensation related to shares that will not vest due to employee terminations during the three-month period ended March 31, 2005.

Employee Stock Purchase Plan

During 2004, employees contributed $19 million to the ESPP, which was included in other current assets as restricted cash and was offset by $19 million in other current liabilities in the Company’s condensed consolidated balance sheet as of December 31, 2004. No contributions were made to the ESPP for the three-month period ended March 31, 2004 as the ESPP was not initiated until the third quarter of 2004. In January 2005, the Company issued 1,531,531 shares to employees under the ESPP for the offering period ended December 31, 2004. During the offering period commencing January 1, 2005, employees contributed $11 million to the ESPP, which was included in other current assets as restricted cash and was offset by $11 million in other current liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2005. During March 2005, due to a ceiling in the number of shares available for issuance under the ESPP, the Company discontinued employee contributions to the ESPP. Employee contributions to the ESPP prior to March 31, 2005 will be converted to MCI common stock after June 30, 2005, when the six-month offering period has been completed.

Dividends

On February 11, 2005, the Board of Directors, pursuant to Section 5.07 of the Plan, declared a cash dividend of $0.40 per share payable on March 15, 2005 ($130 million) to shareholders of record on March 1, 2005. The cash dividend was recorded as a reduction of additional paid-in capital in the shareholders’ equity section of the Company’s condensed consolidated balance sheet as the Company did not have accumulated retained earnings available for dividends.

(12) Commitments and Contingencies

The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to the Debtors pre-petition claims. Claims arising after the Petition Date were not discharged on emergence.

Right-of-Way Litigation. Prior to the Petition Date, the Company was named as a defendant in five putative nationwide and twenty-five putative state class actions involving fiber optic cable on railroad, pipeline and utility rights-of-way. The complaints allege that the railroad, utility and/or pipeline companies from which the Company obtained consent to install its fiber optic cable held only an easement in the right-of-way, and that the consent of the adjoining landowners holding the fee interest in the right-of-way did not authorize installation. The complaints allege that because such consent was not obtained, the fiber optic network owned and operated by the Company trespasses on the property of putative class members. The complaints allege causes of action for trespass, unjust enrichment and slander of title, and seek injunctive relief, compensatory damages, punitive damages and declaratory relief. By the Petition Date, twenty-two putative class actions remained pending. In the remaining eight cases, class certification had been denied and/or the action had been dismissed. These cases were stayed as a result of the Company’s bankruptcy filing, initially as a result of the automatic stay provisions of the Bankruptcy Code, and presently by operation of the discharge injunction incorporated into the Modified Second Amended Joint Plan of Reorganization. To date, the Bankruptcy Court has denied all motions to lift the automatic stay or the discharge injunction.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana, and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date, the Company opted out of the nationwide settlement agreement because the Oregon court did not approve it, and the Company did not elect to proceed to seek approval in Illinois. During the bankruptcy proceedings, the Company rejected the Louisiana right-of-way settlement agreement, but has since entered into an agreement in principle to implement the Louisiana agreement as a pre-petition claim against the Company. The Company accrued for its estimate to settle the pre-petition litigation as of March 31, 2005 and December 31, 2004.

State Tax. In conjunction with the Company’s bankruptcy claims resolution proceeding, certain states have filed claims concerning the Company’s state income tax filings and its approach to related-party charges. To date, various states have filed proofs of claims in the aggregate amount of approximately $750 million. In addition, the State of Mississippi has filed a claim in the aggregate amount of approximately $2 billion. On May 6, 2005, the Company reached a settlement with the State of Mississippi, wherein the State of Mississippi will release the Company from all claims related to the state tax royalty program including these claims. In exchange for this release, the Company will, among other things: (1) pay $100 million to the State of Mississippi; (2) pay $14 million to outside counsel for the State of Mississippi on account of attorney’s fees incurred by the State; (3) make a charitable donation in the amount of approximately $4 million to the Children’s Justice Center of Mississippi; and (4) transfer a parcel of real property and the improvements thereon located in Jackson, Mississippi to the State of Mississippi. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding the Company’s 2003 and 2004 tax filings and the calculation of taxes therein. The settlement is subject to final approval by the United States Bankruptcy Court for the Southern District of New York. To provide for this settlement, the Company recognized an increase to income tax expense in the three-month period ended March 31, 2005 of $104 million relating to a change in estimate for its state tax contingencies. The Company is in discussions with the remaining appropriate state taxing officials on these and other similar issues related to state income taxes owed by the Company and its subsidiaries.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2005. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material to its consolidated financial condition, results of operations, or cash flows. The Company, where appropriate, accrued for its estimates to settle outstanding litigation as of March 31, 2005 and December 31, 2004.

(13) Business Segment Information

During the first quarter of 2004, the Company’s business segments represented strategic business units based on the types of customers each segment served. These segments consisted of Business Markets, Mass Markets, International and Embratel. These segments were determined in accordance with how the Company’s executive management analyzed, evaluated and operated the Company’s entire global operations.

In March 2004, the Company changed its segment reporting by realigning its previous business segments into three new business segments: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. Enterprise Markets serves the following customers which had been served by Business Markets in the past: global accounts, government markets, and conferencing and MCI Solutions customers. U.S. Sales & Service serves the previous Mass Markets accounts and certain commercial accounts. International & Wholesale Markets serves customers internationally, as well as the Company’s wholesale accounts that were previously included in Business Markets. The Company began operating under these new segments in the second quarter of 2004. However, the results of operations for the three-month period ended March 31, 2004 have been presented herein in the new business segment structure for comparability to the 2005 business segment information.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requiring complex international network services. Government Markets provides similar services to various government agencies. System Integrators serves customers through partnerships with third-party network solutions providers. In all cases, these services include local-to-global business data, Internet, voice services and managed network services.

•	U.S. Sales & Service serves our Mass Markets business, which includes subscription-based residential and certain small business accounts, and transactional products including 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, and our Commercial Accounts business, which serves small to large business accounts. Commercial Accounts also includes our SkyTel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

•	International & Wholesale Markets serves our domestic and international wholesale accounts, as well as retail and government customers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. The segment provides telecommunications services, which include voice, data, Internet and managed network services.

All revenues for the Company’s products and services are generated through external customers. The Company has three main product and service categories: Voice, Data and Internet. The segment results of operations for the three-month period ended March 31, 2004 have been restated for comparability to the 2005 segment information to reflect changes to previously reported amounts for the impact of the transfer of certain customers among the business segments effective January 1, 2005. Financial information for each reportable business segment and revenue product line follows (in millions):

	Three-Month Period Ended March 31, 2005
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$453	$1,496	$954	$2,903
Data	546	363	337	1,246
Internet	158	191	291	640

Total revenues	1,157	2,050	1,582	4,789
Costs of sales and services	754	1,167	1,232	3,153
Selling, general and administrative expenses	271	625	297	1,193
Depreciation and amortization expenses	78	146	104	328

Operating income (loss)	$54	$112	$(51)	115

Interest expense				(120)
Miscellaneous income				33

Income from continuing operations before income taxes				$28

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three-Month Period Ended March 31, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$457	$1,780	$1,130	$3,367
Data	563	418	382	1,363
Internet	174	183	331	688

Total revenues	1,194	2,381	1,843	5,418
Costs of sales and services	780	1,331	1,453	3,564
Selling, general and administrative expenses	307	903	393	1,603
Depreciation and amortization expenses	134	205	182	521

Operating loss	$(27)	$(58)	$(185)	(270)

Interest expense				(100)
Miscellaneous income				8

Loss from continuing operations before income taxes				$(362)

(14) Subsequent Events

On April 15, 2005, the Company entered into an agreement with vCustomer Corporation (“vCustomer”) to sell the majority of the Company’s Information Services & Solutions Division, specifically, Directory Assistance and General Operator Services (“DAOS”) call centers and Telerelay Services, for approximately $45 million in consideration. Pursuant to the terms of this transaction, approximately 1,850 MCI employees will be transferred to vCustomer, along with real estate leases and customer contracts supporting the business. This transaction is expected to close in the third quarter of 2005.

In connection with this sale transaction, MCI and vCustomer will enter into commercial agreements for: (1) the provision of Operator and Call Center Services, whereby vCustomer will provide services for seven years to MCI to enable MCI to provide DAOS comparable to those services MCI provides pre-closing of the transaction; (2) the purchase by vCustomer of Directory Assistance listing information (name, address, telephone number, or zip code) from MCI for the provision of DAOS to third parties; and (3) the purchase by vCustomer of MCI Intelligent Services Network for certain of its telecommunications services needs.

On April 15, 2005, the Company agreed to acquire the Interactive Content Factory (“ICF”) software product line from TWI, a unit of independent production company IMG Worldwide Inc., for approximately $12 million. The ICF product line specializes in software used for Internet protocol-based media and entertainment services. TWI is entering into a services agreement with a subsidiary of the Company for telecommunications services with an annual commitment. The Company will license the purchased software back to TWI for TWI’s limited internal use pursuant to a license agreement and a subsidiary of TWI will pay a yearly maintenance fee in connection with this license.

On May 6, 2005, the Company reached a settlement with the State of Mississippi related to certain state tax matters. See Note 12, “Commitments and Contingencies”, for additional information.

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

(ii)	any statements preceded by, followed by, or that include the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects”, “should,” “could” or similar expressions; and

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

You are cautioned not to place undue reliance on these statements, which speak only as of the date this document is filed. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Factors that may cause actual results to differ materially from management’s expectations include, but are not limited to:

•	economic uncertainty;

•	the effects of vigorous competition, including price compression;

•	the impact of technological change on our business and alternative technologies;

•	the availability of transmission facilities;

•	the impact of oversupply of capacity resulting from excess deployment of network capacity;

•	the ongoing global and domestic trend toward consolidation in the telecommunications industry;

•	risks of international business;

•	regulatory risks in the United States and internationally;

•	contingent liabilities;

•	uncertainties regarding the collectibility of receivables;

•	the availability and cost of capital;

•	uncertainties associated with the success of acquisitions and dispositions;

•	impact of our pending merger transaction; and

•	each of the factors discussed under “Item 1—Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

The cautionary statements contained or referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes provided in Part 1, Item 1 herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We conduct our business primarily using the brand name MCI. References herein to “MCI,” “we,” “us,” “our” or the “Company” refer to MCI, Inc., a Delaware corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

In March 2004, we realigned our operations into three new business segments and began operating under these segments in the second quarter of 2004. However, the results of operations for the three-month period ended March 31, 2004 have been presented herein in the new business segment structure for comparability to 2005 segment information. Effective with the realignment, our business segments are as follows:

•	Enterprise Markets serves Global Accounts, Government Markets, and System Integrators. Global Accounts provides communications and network solutions to large multinational corporations requiring complex international network services. Government Markets provides similar services to various government agencies. System Integrators serves customers through partnerships with third-party network solutions providers. In all cases, these services include local-to-global business data, Internet, voice services and managed network services.

•	U.S. Sales & Service serves our Mass Markets business, which includes subscription-based residential and certain small business accounts, and transactional products including 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, and our Commercial Accounts business, which serves small to large business accounts. Commercial Accounts also includes our SkyTel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

•	International & Wholesale Markets serves our domestic and international wholesale accounts, as well as retail and government customers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. The segment provides telecommunications services, which include voice, data, Internet and managed network services.

Pending Merger

On February 14, 2005, Verizon Communications Inc. (“Verizon”), MCI and a wholly-owned subsidiary (“Merger Sub”) of Verizon entered into an Agreement and Plan of Merger, which was subsequently amended as of March 4, 2005, March 29, 2005, and May 1, 2005 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, MCI will merge with and into the Verizon subsidiary (the “Merger”), with Merger Sub continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into MCI, with MCI as the surviving person).

The original Merger Agreement dated as of February 14, 2005 provided that, at the effective time and as a result of the Merger, each share of MCI common stock would be converted into the right to receive (i) 0.4062 shares of Verizon common stock and (ii) cash in the amount of $1.50 per share, which amount of cash and number of shares may be reduced pursuant to a purchase price adjustment based on MCI’s bankruptcy claims and certain tax liabilities, on the terms specified in the Merger Agreement. The original Merger Agreement also provided for payment of a special cash dividend in the amount of $4.10 per share (less the per share amount of any dividend declared by MCI during the period beginning February 14, 2005 and ending on the closing date of the Merger) of MCI common stock after the Merger Agreement is approved by the shareholders. These terms were subsequently amended pursuant to two amendments to the Merger Agreement entered into among MCI,

Verizon and the Merger Sub on March 29, 2005, and May 1, 2005 as described below. Pursuant to the Merger Agreement, all outstanding MCI stock-based awards at the effective time will be replaced by a grant of Verizon stock-based awards.

Consummation of the Merger is subject to customary conditions, including (i) approval of the shareholders of MCI, (ii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other federal, state, or international regulatory approvals, (iii) absence of any law or order prohibiting the closing, (iv) subject to certain exceptions, the accuracy of representations and warranties and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to each party’s business. In addition, Verizon’s obligation to close is subject to other conditions, including (i) absence of any pending U.S. governmental litigation with a reasonable likelihood of success seeking to prohibit the closing or to impose certain limitations, (ii) receipt of a bankruptcy order issued by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) allowing for the substitution of shares of Verizon common stock for shares of MCI common stock to satisfy certain bankruptcy-related claims, and (iii) receipt of an order issued by the United States District Court for the Southern District of New York relating to MCI’s Corporate Monitor and certain affirmative obligations imposed by prior order of the United States District Court for the Southern District of New York.

The Merger Agreement contains certain termination rights for both MCI and Verizon, and further provides that, upon termination of the Merger Agreement under specified circumstances, MCI may be required to pay Verizon a termination fee of $240 million and may be required to reimburse Verizon for up to $10 million in expenses. The Merger Agreement also provides that, although the Board of Directors may change its recommendation to the shareholders of MCI in favor of the adoption of the Merger Agreement and approval of the Merger under specified circumstances and subject to complying with certain specified procedures, MCI may not terminate the Merger Agreement in connection with such a change of recommendation unless Verizon elects not to exercise its right to require MCI to cause a shareholder meeting to be held to consider the adoption of the Merger Agreement and the approval of the Merger. If Verizon does not exercise its right to require MCI to cause a shareholder meeting to be held, MCI may terminate the Merger Agreement provided that it pays Verizon the termination fee and expense reimbursement described above.

Consummation of the Merger will constitute a “Change of Control” under MCI’s outstanding Senior Notes due 2007, Senior Notes due 2009, and Senior Notes due 2014 (collectively, the “Senior Notes”), which will obligate the surviving person to make an offer to purchase such Senior Notes within 30 days after the effective time at a purchase price equal to 101% of principal amount plus accrued interest.

Subsequent to the date the original Merger Agreement was entered into among MCI, Verizon and Merger Sub, Qwest submitted a number of revised merger proposals to us. MCI and Qwest engaged in ongoing discussions regarding Qwest’s revised proposals, and engaged in additional information exchanges, and the Board of Directors held a number of meetings to review and evaluate the revised proposals.

On March 28, 2005, we received a proposal from Verizon to amend certain terms of the Merger Agreement. On March 29, 2005, after negotiations between the parties, MCI, Verizon and Merger Sub entered into an amendment to the Merger Agreement which, among other things, increased the total amount of consideration to be received by shareholders of MCI in connection with the Merger. Pursuant to the amendment, at the effective time and as a result of the Merger, each share of MCI common stock will be converted into the right to receive (i) a number of shares of Verizon common stock equal to the greater of (a) 0.4062 shares and (b) the quotient obtained by dividing $14.75 by the volume weighted average of the closing prices of Verizon common stock, as these prices are reported on the New York Stock Exchange Composite Transactions Tape, for each of the 20 trading days ending on the third trading day immediately preceding the closing of the merger and (ii) $2.75 in cash, which amount of cash and number of shares may be reduced pursuant to a purchase price adjustment based on MCI’s bankruptcy claims and certain tax liabilities, on the terms specified in the Merger Agreement. In addition, pursuant to the amendment, the amount of the special cash dividend to be paid by MCI after the Merger Agreement is approved by the shareholders of MCI was increased from $4.10 to up to $5.60 per share (less the per share amount of any dividend declared by MCI during the period beginning February 14, 2005 and ending on the closing date of the Merger). If less than the full amount of the special cash dividend is paid, the remainder, without interest, will be added to the $2.75 cash payment to be paid in connection with the Merger.

On March 31, 2005, we received a further revised merger proposal from Qwest, and Verizon granted us a waiver of certain terms of the Merger Agreement to permit continuing discussions and information exchanges between Qwest and MCI until the date of the special meeting of MCI’s shareholders to approve and adopt the Merger Agreement with Verizon. Subsequently, MCI’s and Qwest’s respective advisors engaged in discussions regarding Qwest’s revised proposal, and the Board of Directors held a number of meetings to review and evaluate Qwest’s revised proposal. On April 5, 2005, we sought improvements from Qwest regarding its March 31, 2005 proposal, and informed Qwest that we would be willing to declare Qwest’s proposal superior to the Merger Agreement with Verizon if Qwest were willing to revise its proposal accordingly. Qwest rejected virtually all of our requests and reaffirmed that its March 31, 2005 proposal was its current best proposal. Subsequently, the Board of Directors concluded that the terms of Qwest’s revised proposal in its current form, taken as a whole, were not superior to the Merger Agreement with Verizon. Following this determination, Qwest gave notice revoking its revised proposal.

On April 9, 2005, Verizon entered into a stock purchase agreement to purchase approximately 43.4 million shares of MCI common stock from eight entities affiliated with Carlos Slim Helu (“Mr. Slim”) for $25.72 per share in cash, plus an additional cash amount of three percent per annum from April 9, 2005 until the closing date, plus a potential adjustment amount payable at the end of one year. On April 11, 2005, the Board of Directors issued a statement in which it noted that the transaction between Verizon and the entities affiliated with Mr. Slim was a private transaction between those parties, and that nevertheless, the Board of Directors remains committed to obtaining the transaction that is in the best interests of all of its stockholders. Subsequently, there were additional discussions between Qwest’s advisors and MCI’s advisors regarding Qwest’s March 31, 2005 proposal.

On April 21, 2005, Qwest presented us with a revised offer comprised of $16.00 in cash (excluding MCI’s March 15, 2005 dividend payment of $0.40 per share) and 3.373 Qwest shares (subject to adjustment under a collar which fixes the value of Qwest shares at $14.00 provided Qwest’s share price is between $3.32 and $4.15 per share).

On April 23, 2005, we announced that our Board of Directors had determined that Qwest’s latest offer to acquire us was superior to the terms of the Merger Agreement (as in effect prior to the May 1, 2005 amendment referred to below).

Subsequently, we received a proposal from Verizon to amend certain terms of the Merger Agreement. On May 1, 2005, after negotiations between the parties, the Company, Verizon and Merger Sub entered into an amendment to the Merger Agreement which, among other things, increased the total amount of consideration to be received by shareholders of the Company in connection with the Merger. Pursuant to the amendment, at the effective time and as a result of the Merger, each share of our common stock will be converted into the right to receive the number of shares of Verizon common stock equal to the greater of (i) 0.5743 shares, and (ii) the quotient obtained by dividing $20.40 by the average of the volume weighted averages of the trading prices of Verizon common stock, as these prices are reported on the New York Stock Exchange Composite Transactions Tape, for each of the 20 trading days ending on the third trading day immediately preceding the closing of the Merger (although Verizon has the option to elect to pay additional cash instead of issuing additional shares over the 0.5743 exchange ratio). The terms of the Merger Agreement also provide that the Board of Directors will, except to the extent prohibited by applicable law or covenants in certain existing indentures, declare and pay a special cash dividend in an amount up to $5.60 per share minus the per share amount of any dividend declared by us between February 14, 2005 and the closing of the Merger. The purchase price adjustment mechanism previously agreed to in the Merger Agreement based on our bankruptcy claims and certain tax liabilities has been retained. On May 2, 2005, we announced that our Board of Directors had concluded that the Merger Agreement, as amended to reflect Verizon’s revised proposal, was superior to Qwest’s latest offer.

Voluntary Reorganization under Chapter 11

On July 21, 2002, WorldCom, Inc. (“WorldCom”) and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (“Chapter 11”). On November 8, 2002, WorldCom filed voluntary petitions for an additional 43 of its domestic subsidiaries (collectively with the Initial Filers, the “Debtors”). The Debtors continued to operate their businesses and manage their properties as Debtors-In-Possession through April 20, 2004 (the “Emergence Date”). On the Emergence Date, the plan of reorganization (the “Plan”) was consummated at which time WorldCom merged with and into MCI and the separate existence of WorldCom ceased.

Fresh-Start Reporting

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we adopted fresh-start reporting as of the close of business on December 31, 2003, and our consolidated balance sheet as of December 31, 2003 gave effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet were subject to adjustment as estimated valuations and other analyses were finalized. During 2004, the net effect on total assets of fresh-start adjustments to our consolidated balance sheet was $43 million and these adjustments are reflected in our December 31, 2004 condensed consolidated balance sheet. As these adjustments were recorded throughout 2004, the cumulative impact for each adjustment on depreciation and amortization expense was recorded during the quarter in which each fresh-start adjustment was recorded.

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

We believe that our most critical accounting policies include the following:

•	Accounting and Reporting During Reorganization

•	Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

•	Access Costs

•	Valuation and Recoverability of Long-lived Assets

•	Accounting for Income Taxes

For a complete discussion regarding our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidated Results of Operations

Our industry continues to go through a state of rapid transition with excess capacity and technological change placing pricing pressures on traditional business lines. At the same time, advanced networking capabilities primarily focused on Internet Protocol (“IP”) platforms are creating new services around network design, monitoring and comprehensive security solutions. Through the Emergence Date, we operated under Chapter 11. This allowed us to undertake various initiatives to lower our operating costs, including the reduction of headcount, the elimination of excess facilities, investment in automation, and billing platform integrations. In addition, we undertook various initiatives with the near-term objective of minimizing further decreases in our revenues, including focusing on the acquisition and retention of enterprise customers and continuing to invest in new products and services. We believe that the cumulative effects of our cost reduction efforts and the successful execution of our business strategy should enable us to improve our consolidated operating results.

As a result of the Federal Communications Commission’s (“FCC”) unbundling rules on remand from the United States Court of Appeals for the District of Columbia (“D.C. Circuit”) in the Triennial Review Order proceedings, we have been forced to raise residential phone service prices in some markets and may be forced to pull out of others, and have reduced our sales efforts pending clarity on our future pricing structure. In the first quarter of 2005, we continued to actively market local products where it was profitable to do so. In order to mitigate the significant unbundled network element platforms (“UNE-P”) access cost increases expected in March 2006, we entered into negotiations with the three regional Bell operating companies (“RBOCs”) with whom we did not have an existing commercial agreement for UNE-P. As a result of lengthy negotiations, we were able to finalize one new commercial agreement in March 2005 and another in April 2005. These two new agreements, as well as an agreement signed last year, protect a substantial portion of our existing subscriber base from significant cost increases in the future. However, they do allow for immediate increases in UNE-P costs for existing lines that are larger than the FCC ordered.

We expect revenues and expenses to continue to decline in 2005. The most significant portion of the revenue decline will be in our Mass Markets business within our U.S. Sales & Service segment, which faces intense regulatory and competitive pressures. We may also experience declines in our wholesale business within our International & Wholesale Markets segment as we continue to strive to achieve higher margins in this business. We continue to focus on lowering our operating expenses as we strive to achieve a more efficient cost structure. However, we cannot guarantee that our cost-cutting measures will continue to fully offset our revenue declines. In addition, in connection with the merger transaction with Verizon, in April 2005, our Board of Directors adopted a broad-based retention program to help ensure the retention of key employees. An aggregate amount of approximately $118 million will be made available for awards under the retention program. None of our named executive officers will be participating in the retention program.

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Revenues
Voice	$2,903	$3,367
Data	1,246	1,363
Internet	640	688

Total revenues	4,789	5,418
Operating expenses:
Access costs	2,544	2,902
Costs of services and products (excluding depreciation and amortization included below of $241 and $394 in the three-month periods ended March 31, 2005 and 2004, respectively)	609	662
Selling, general and administrative	1,193	1,603
Depreciation and amortization	328	521

Total operating expenses	4,674	5,688

Operating income (loss)	115	(270)
Other (expense) income, net:
Interest expense	(120)	(100)
Miscellaneous income, net	33	8

Income (loss) from continuing operations before income taxes	28	(362)
Income tax expense	119	24

Loss from continuing operations	(91)	(386)
Net income (loss) from discontinued operations	89	(2)

Net loss	$(2)	$(388)

Revenues. Revenues are comprised of long distance voice, local voice, data and Internet services, as well as network technology solutions. We provide local, long distance and international voice communication services to our business customers. High-volume customers are connected to our global voice network through dedicated access lines, while lower volume customers are connected through switched access provided either by us or by an incumbent local exchange carrier. We also provide calling cards, voice messaging, speed dialing, and information service access to our business customers, as well as other value-added voice communication services such as Voice-over-IP. To our residential customers, we offer not only long distance, local, and high-speed Internet access services, but also bundled packages such as “the Neighborhood”, and various transaction services such as 1-800-COLLECT. Revenues derived from long distance and local voice services are recognized at the time of customer usage, and are based upon minutes of traffic carried and upon tariff or contracted fee schedules.

Data services include utilization of our frame relay, asynchronous transfer mode and IP networks to provide high bandwidth data transmission services over both public and private networks. Revenues from data services are recorded at the time service is provided based on monthly service fees.

Internet services include access services built around our global Internet backbone, Internet-based virtual private networks (“IP VPN”), private Internet protocol (“PIP”) networks, and web hosting services. Revenue derived from Internet services is recognized at the time the service is provided.

We also derive a portion of our revenues from the sale and installation of telecommunications equipment, including central office based remote access equipment.

During the three-month period ended March 31, 2005, revenues decreased by $629 million or 12% as compared to the same prior year period. Voice services decreased $464 million in the three-month period ended March 31, 2005 as compared to the same prior year period. Long distance voice revenues declined $455 million, primarily driven by lower rates and volumes which impacted revenues by $231 million and $224 million, respectively, and continue to be impacted by segment mix. While overall long distance volumes declined by approximately 4%, segment mix was negatively impacted by a 28% decline in Mass Markets, driven by our 2004 decision to close selected call centers and to reduce our advertising efforts. Local voice revenues decreased by $9 million as compared to the same prior year period, primarily due to continuing declines in our local customer base. Due to regulatory decisions impacting our consumer business, we will be forced to raise residential local phone service prices in some markets during the remainder of 2005 and may be forced to pull out of others. Data services revenues decreased $117 million in the three-month period ended March 31, 2005 as compared to the same prior year period, mainly due to continued rate pressure and technology substitution to IP services. Internet services decreased $48 million in the three-month period ended March 31, 2005 as compared to the same prior year period, mainly due to the general migration of customers from dial-up services to broadband services. Included in our revenues in 2005 was an increase of $42 million attributable to changes in foreign currency exchange rates, as compared to an increase of $116 million in the same prior year period, and $24 million from customer settlements reached in the first quarter of 2005.

Operating expenses.

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund which are paid to a government-established agency, passed on to our customers and included in our revenues. Access costs as a percentage of total revenues were 53% for the three-month period ended March 31, 2005 as compared to 54% for the same prior year period.

The decrease in access costs of $358 million during the three-month period ended March 31, 2005 as compared to the same prior year period was driven in part by a 13% decrease in domestic long distance volumes and decreased outbound international volumes of 8%, offset by an increase of 2% in international traffic volumes outside of the U.S. We continued to experience growth in data and Internet circuit installs in the three-month period ended March 31, 2005, although associated access costs have declined by approximately $84 million as compared to the same prior year period. Access cost reductions in the first quarter of 2005 were achieved by reducing special access circuit mileage costs, converting switched and dedicated traffic to our own network facilities, and by optimizing our international network. These cost saving initiatives were integral in reducing the average transmission costs per circuit from 2004 levels. Included in our access costs was an increase of approximately $31 million attributable to changes in foreign currency exchange rates as compared to an increase of approximately $86 million in the same prior year period. Local services access costs increased by $9 million during the three-month period ended March 31, 2005 as compared to the same prior year period as a result of increased UNE-P rates from Public Utility Commissions (“PUC”) and new commercial agreements. These cost increases were partially offset by a decrease of $7 million during the three-month period ended March 31, 2005 as compared to the same prior year period from declining customer volumes.

We expect our access costs will continue to decline due to our continued cost containment initiatives. The impact of increased UNE–P rates will have a greater impact in future periods as the commercial agreements were executed in March and April 2005.

Cost of services and products. Cost of services and products (“COSP”) include the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs. COSP, as a percentage of revenues, was 13% for the three-month period ended March 31, 2005 as compared to 12% in the same prior year period.

The $53 million decrease in COSP during the three-month period ended March 31, 2005 as compared to the same prior year period was primarily due to a decrease of $42 million in compensation-related expenses. This decrease was comprised mainly of savings of $20 million in salary and benefits as a result of our reductions in force during 2004, and a decrease in severance expenses which were $2 million in the first quarter of 2005 and $13 million in the same prior year period. In addition, in the three-month period ended March 31, 2005, we reduced our expense by $11 million for reserves associated with property tax contingencies.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, and corporate administrative costs, such as finance, legal and human resources.

We continued to incur reorganization items during the three-month periods ended March 31, 2005 and 2004, although at lower levels than in the past. For the three-month periods ended March 31, 2005 and 2004, these expenses totaled $2 million and $16 million, respectively, and were primarily related to professional services related to our bankruptcy proceedings.

The $410 million decrease in SG&A expenses in the three-month period ended March 31, 2005 as compared to the same prior year period was primarily due to changes in our business strategy, as well as continued cost cutting and process improvement initiatives. Compensation expense declined $104 million during the first quarter of 2005 as compared to the same prior year period, reflecting the impact of our 2004 force reductions and lower commission expenses and a decrease in severance costs from $41 million in the first quarter of 2004 to $12 million in the first quarter of 2005. Accounting and audit expenses declined $67 million to $13 million during the first quarter of 2005 as compared to $80 million in the same prior year period, in which we incurred substantial accounting fees as we prepared for our emergence from bankruptcy. Continual improvement in collections of receivables from historical levels and lower revenues and rate declines contributed to lower bad debt expense of $91 million during the first quarter of 2005 as compared to the same prior year period. During the first quarter of 2005, we reduced our advertising costs by $52 million as compared to the same prior year period due to reduced spending in media and direct mail advertising in our consumer and local business areas. Additionally, we recognized a $17 million reduction in an international value added tax liability from a favorable tax ruling during the first quarter of 2005 which reduced SG&A expenses when compared to the same prior year period, but was offset by $7 million in merger related expenses incurred during the period.

Depreciation and amortization expense. Depreciation and amortization expense is primarily affected by the carrying value of our assets, which is directly impacted by our capital expenditure program and impairment charges. Depreciation and amortization expense decreased $193 million for the three-month period ended March 31, 2005 as compared to the same prior year period. The decrease in expense was primarily due to a reduction in our asset carrying values related to pre-tax impairment charges of $3.5 billion recorded in the third quarter of 2004.

Operating income (loss). For the three-month period ended March 31, 2005, our operating income of $115 million on revenues of $4.8 billion was an increase of $385 million from an operating loss of $270 million on revenues of $5.4 billion for the same prior year period. The increase in profitability was primarily due to a decrease of 18% in our operating expenses, as discussed above, which more than offset the 12% decline in our revenues. Although revenue was positively impacted in the first quarter of 2005 and 2004 as a result of changes in foreign currency exchange rates, we experienced an offsetting increase in operating expenses and as such, fluctuations in foreign currency rates did not materially impact operating income during the first quarter of 2005 or 2004.

Interest expense. Interest expense increased $20 million in the three-month period ended March 31, 2005 as compared to the same prior year period. This increase was attributable to the one-time reset of the coupon rates of our Senior Notes. The reset resulted in a coupon rate increase of 1% that was effective on December 15, 2004 after we received ratings on our Senior Notes.

Miscellaneous income, net. Miscellaneous income includes interest income, results of our equity investments, and foreign currency translation gains and losses. In the three-month periods ended March 31, 2005 and 2004, miscellaneous income was $33 million and $8 million, respectively. The increase in the three-month period ended March 31, 2005 as compared to the same prior year period was primarily related to $21 million in increased interest income resulting from our increased investment in marketable securities.

Income tax expense. Income tax expense was $119 million and $24 million for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in expense was primarily due to a $104 million change in our estimated reserves for state tax contingencies, to provide for the May 6, 2005 settlement with the State of Mississippi noted immediately below, which resulted in current period tax expense. Excluding the change in state tax contingencies, income tax expense was primarily attributable to taxes on the income of our international subsidiaries and state income taxes. Income tax expense for the first quarter of 2004 was comprised of $6 million for state and international income taxes and $18 million for net additions to state and foreign tax reserves.

On May 6, 2005, we reached a settlement with the State of Mississippi, wherein the State of Mississippi will release us from all claims related to the state tax royalty program including these claims. In exchange for this release, we will, among other things: (1) pay $100 million to the State of Mississippi; (2) pay $14 million to outside counsel for the State of Mississippi on account of attorney’s fees incurred by the State; (3) make a charitable donation in the amount of approximately $4 million to the Children’s Justice Center of Mississippi; and (4) transfer a parcel of real property and the improvements thereon located in Jackson, Mississippi to the State of Mississippi. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding our 2003 and 2004 tax filings and the calculation of taxes therein. The settlement is subject to final approval by the United States Bankruptcy Court for the Southern District of New York.

Income (loss) from discontinued operations. Discontinued operations for 2004 reflected the operating results of our Multichannel Multipoint Distribution Service, Embratel Participações S.A. (“Embratel”), and Proceda Tecnologia e Informatica S.A. businesses which were all sold prior to December 31, 2004, as well as OzEmail Pty. Ltd (“OzEmail”), which was sold in February 2005. In the three-month period ended March 31, 2005, income from discontinued operations primarily reflected a gain of $88 million on the divestiture of OzEmail during the period. In the three-month period ended March 31, 2004, the loss from discontinued operations of $2 million primarily reflected income from our OzEmail operations, offset by losses incurred by Embratel.

Net loss. For the three-month period ended March 31, 2005, our net loss was $2 million, an improvement of $386 million from a net loss of $388 million for the same prior year period. This change primarily resulted from a $385 million improvement from our 2004 operating loss of $270 million and income of $89 million in the three-month period ended March 31, 2005 from discontinued operations as compared to a loss in the same prior year period of $2 million. These increases were offset by a $95 million increase in income tax expense in three-month period ended March 31, 2005.

Segment Results of Operations

During the first quarter of 2004, our business segments represented strategic business units based on the types of customers each segment served. These segments consisted of Business Markets, Mass Markets, International and Embratel. These segments were determined in accordance with how our executive management analyzed, evaluated and operated MCI’s entire global operations.

In March 2004, we changed our segment reporting by realigning our previous business segments into three new business segments: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. Enterprise Markets serves the following customers which had been served by Business Markets in the past: global accounts, government markets, and conferencing and MCI Solutions customers. U.S. Sales & Service serves the previous Mass Markets accounts and certain commercial accounts. International & Wholesale Markets serves customers internationally, as well as our wholesale accounts that were previously included in Business Markets. We began operating under these new segments during the second quarter of 2004.

All revenues are generated through external customers from three main product and service categories: Voice, Data, and Internet.

The segment results of operations for the three-month period ended March 31, 2004 have been restated for comparability to the 2005 segment information to reflect changes to previously reported amounts for the impact of the transfer of certain customers among the business segments effective January 1, 2005. Financial information for each of our reportable business segments and revenue product lines is as follows:

Enterprise Markets

This segment includes Global Accounts, Government Markets, and System Integrators. Global Accounts provides communications and network solutions to large multinational corporations requiring complex international network services. Government Markets provides similar services to various government agencies. System Integrators serves customers through partnerships with third-party network solutions providers. In all cases, these services include local-to-global business data, Internet, voice services and managed network services.

For the three-month periods ended March 31, 2005 and 2004, the operating income (loss) of our Enterprise Markets segment was as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Revenues:
Voice	$453	$457
Data	546	563
Internet	158	174

Total revenues	1,157	1,194
Costs of sales and services	754	780
Selling, general and administrative	271	307
Depreciation and amortization	78	134

Operating income (loss)	$54	$(27)

Revenues. For the three-month period ended March 31, 2005, Enterprise Markets revenues were 24% of our consolidated revenues as compared to 22% in the same prior year period. Voice services revenues declined $4 million or 1% during the three-month period ended March 31, 2005 as compared to the same prior year period, driven primarily by market pricing pressures and customer contract rate changes in our long distance business which were centered in the Global and System Integrator channels. These declines were partially offset by growth in revenue from our local services. Voice pricing trends in the Global market showed signs of greater stability, a trend we expect to continue throughout 2005.

Data services revenues declined $17 million or 3% during the three-month period ended March 31, 2005 as compared to the same prior year period. The decrease was driven by price erosion and product migration from traditional data to more efficient IP-based technology. During the three-month period ended March 31, 2005, revenue for traditional data services, which includes frame relay and point-to-point private line, declined by $28 million or 6% as compared to the same prior year period. In the first quarter of 2005, data pricing in the Global market showed signs of increasing stability, a trend we expect to continue in 2005. Partially offsetting the revenue decline was an increase in data revenue from the Government channel due to increased activity.

Internet services revenue declined $16 million or 9% during the three-month period ended March 31, 2005 as compared to the same prior year period reflecting the general migration of customers from dial-up to broadband services. Internet revenue from dial-access technologies declined by $27 million while revenue from PIP services and IP VPN increased by $13 million as compared to the same prior year period.

The Enterprise Markets segment continues to focus on providing customer solutions with emphasis on local and wide area network management, integrating contact centers, hosting and comprehensive security services supporting our overall movement to IP-based platforms. Revenues in this portfolio increased by $13 million in the three-month period ended March 31, 2005 as compared to the same prior year period. These revenues are spread across the voice, data and Internet categories identified above.

Costs of sales and services. Costs of sales and services were 65% of segment revenues for the three-month periods ended March 31, 2005 and 2004. Actual expenses decreased by $26 million during the three-month period ended March 31, 2005, primarily due to access cost rate and volume declines.

Selling, general and administrative expenses. SG&A expenses decreased by $36 million during the three-month period ended March 31, 2005 as compared to the same prior year period, primarily due to lower compensation expense as a result of our 2004 force reductions and lower bad debt expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased $56 million for the three-month period ended March 31, 2005 as compared to the same prior year period as a result of a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating income (loss). For the three-month period ended March 31, 2005, Enterprise Markets had operating income of $54 million as compared to an operating loss of $27 million for the three-month period ended March 31, 2004. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to our cost-cutting measures that were partially offset by lower revenues.

U.S. Sales & Service

This segment serves our Mass Markets business, which includes subscription-based residential and certain small business accounts, and transactional products including 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, and our Commercial Accounts business, which serves small to large business accounts. Commercial Accounts also includes our SkyTel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

For the three-month periods ended March 31, 2005 and 2004, the operating income (loss) of our U.S. Sales & Service segment was as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Revenues:
Voice	$1,496	$1,780
Data	363	418
Internet	191	183

Total revenues	2,050	2,381
Costs of sales and services	1,167	1,331
Selling, general and administrative	625	903
Depreciation and amortization	146	205

Operating income (loss)	$112	$(58)

Revenues. For the three-month period ended March 31, 2005. U.S. Sales & Service revenues were 43% of our consolidated revenues as compared to 44% for the same prior year period.

Mass Markets. For the three-month period ended March 31, 2005, Mass Markets revenues were 54% of our segment revenues, as compared to 57% in the same prior year period. For the three-month periods ended March 31, 2005 and 2004, the amounts of product line revenues of our Mass Markets business were as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Subscription services
Long distance voice services	$532	$683
Local voice services	449	452
Other services (includes data and Internet)	10	8

Total subscription services	991	1,143
Transaction services	122	207

Total Mass Markets Revenues	$1,113	$1,350

The decline in subscription service revenues of 13% during the three-month period ended March 31, 2005 was primarily the result of continued long distance volume declines of $164 million during the three-month period ended March 31, 2005 as compared to the same prior year period, which was driven by customer loss. The average number of residential and small business long distance subscribers, which includes local customers who subscribe to long distance services, declined approximately 26% during the three-month period ended March 31, 2005, as compared to the same prior year period. Subscriber losses were driven by a decrease in sales attributed to the ongoing impact of “Do Not Call” regulations and reduced sales activities. The combined residential and small business long distance subscriber count at the end of the first quarter of 2005 was approximately 7.9 million compared to 8.4 million customers at the end of 2004 and 10.7 million customers at March 31, 2004. Subscription services long distance rate was stable during the three-month period ended March 31, 2005 as compared to the same prior year period.

Local voice services revenues slightly declined by $3 million during the three-month period ended March 31, 2005, driven by local subscriber decline. On average, residential and small business local customers decreased by approximately 7% during the three-month period ended March 31, 2005 as compared to the same prior year period. The combined residential and small business local subscriber count at March 31, 2005 was 3.2 million as compared to 3.3 million at the end of 2004 and 3.6 million at March 31, 2004. Increases in monthly fees helped to mitigate the impact of subscriber losses.

Our transaction services business is comprised of a dial-around product suite (1-800-COLLECT, 10-10-321, 10-10-220, 10-10-987) and prepaid card services. The decline of $85 million during the three-month period ended March 31, 2005 as compared to the same prior year period was mainly driven by volume declines in both our dial-around and prepaid business. These volume declines caused $73 million of the decrease, principally due to the elimination of marketing activity in support of the dial-around product suite and the continued declines in the overall wire-line long distance market. The remaining $12 million in revenue declines can be attributed to average rate decreases, driven by product mix.

In the first quarter of 2005, we continued to actively market local products where it was profitable to do so. The FCC issued final rules governing rates the RBOCs could charge wholesale UNE-P customers such as MCI. Effective March 11, 2005, these rules allowed for a one dollar increase in per-line, per-month UNE-P charges for all UNE-P lines in service as of that date. Such lines added after March 11 would be subject to “market-based” rates set by the RBOCs as implemented through interconnection agreements in various states. Furthermore, on March 11, 2006, all UNE-P lines in service will be subject to “market-based” rates. In order to mitigate the significant UNE-P access cost increases expected in March 2006, we entered into negotiations with the three

RBOCs with whom we did not have existing commercial agreements for UNE-P. As a result of lengthy negotiations, we were able to finalize one new commercial agreement in March 2005 and another in April 2005. These two new agreements, as well as the agreement signed last year, protect a substantial portion of our existing subscriber base from significant cost increases in the future. However, these agreements do allow for immediate increases in UNE-P costs for existing lines that are larger than the FCC ordered. These increases did have a minimal impact on the 2005 first quarter results. For the remaining RBOC with whom we do not have a permanent commercial agreement, UNE-P lines in that RBOC’s territory are governed by an interim agreement scheduled to expire on May 31, 2005. If a permanent agreement can not be reached, there will be uncertainty as to whether we would be able to profitably acquire new UNE-P lines in that RBOC’s region. As a result, new local service account installs and revenue may decrease from current levels in future periods.

Commercial Accounts. During the three-month period ended March 31, 2005, Commercial Accounts revenues were 46% of our segment revenues, as compared to 43% during the same prior year period. For the three-month periods ended March 31, 2005 and 2004, the amounts of product line revenues of our Commercial Accounts business were as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Voice	$393	$438
Data	357	414
Internet	187	179

Total Commercial Accounts Revenues	$937	$1,031

Voice service revenues decreased $45 million during the three-month period ended March 31, 2005, as compared to the same prior year period, primarily driven by a 5% reduction in long distance usage. Reduced usage was primarily a result of customer downsizing and consolidation, as well as product substitution. Rate erosion has also contributed to the decline in long distance revenues, where we have seen aggressive pricing in the marketplace, especially with the RBOCs in the mid and small-sized business markets.

Data services revenues decreased $57 million during the three-month period ended March 31, 2005, as compared to the same prior year period, primarily due to rate declines as a result of market pricing pressure and product substitution as customers moved from Frame to PIP and IP VPN networks.

Internet services revenues increased $8 million during the three-month period ended March 31, 2005 as compared to the same prior year period due to increased sales of internet products to new customers as well as growth in our existing customer base. The increase was partially offset by rate compression and the migration from dial-up to broadband services.

We are beginning to see a growing trend for business customers converting their traditional frame and asynchronous transfer mode networks to IP centric service, resulting in revenue growth of our IP, IP VPN and PIP solutions, which increased revenue by $33 million during the three-month period ended March 31, 2005 as compared to the same period in the prior year.

The Commercial Accounts segment is expected to continue to benefit in future periods from a growing focus on delivering solutions to customers in the areas of hosting, managed network services, security and contact center services.

Costs of sales and services. Costs of sales and services were 57% and 56% of segment revenues for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in costs as a percentage of revenues was primarily related to rate erosion. Actual expenses decreased by $164 million for the three-month period ended March 31, 2005 as compared to the same prior year period due to lower volumes.

Selling, general and administrative expenses. SG&A expenses decreased by $278 million for the three-month period ended March 31, 2005 as compared to the same prior year period. Our SG&A costs have decreased due to lower compensation costs as a result of 2004 headcount reductions in our call centers and support functions, lower advertising costs, and lower bad debt expense as a result of decreased revenues and improved collections.

Depreciation and amortization expense. Depreciation and amortization expense decreased $59 million for the three-month period ended March 31, 2005 as compared to the same prior year period as a result of a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating income (loss). For the three-month period ended March 31, 2005, U.S. Sales & Service had operating income of $112 million as compared to an operating loss of $58 million in the same prior year period. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to our cost-cutting measures that were partially offset by lower revenues.

International & Wholesale Markets

This segment serves our domestic and international wholesale accounts, as well as retail and government customers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. The segment provides telecommunications services, which include voice, data, Internet and managed network services.

For the three-month periods ended March 31, 2005 and 2004, the operating loss of our International & Wholesale Markets segment was as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Revenues:
Voice	$954	$1,130
Data	337	382
Internet	291	331

Total revenues	1,582	1,843
Costs of sales and services	1,232	1,453
Selling, general and administrative	297	393
Depreciation and amortization	104	182

Operating loss	$(51)	$(185)

Revenues. For the three-month period ended March 31, 2005, International & Wholesale Markets revenues were 33% of our consolidated revenues, as compared to 34% during the same prior year period. For the three-month periods ended March 31, 2005 and 2004, the amounts of product line revenues were as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
International:
Voice	$597	$652
Data	83	82
Internet	223	222

Total International Revenues	903	956
Wholesale:
Voice	357	478
Data	254	300
Internet	68	109

Total Wholesale Revenues	679	887

Total International & Wholesale Markets Revenues	$1,582	$1,843

International Revenues. During the three-month period ended March 31, 2005, International revenues were 57% of our segment revenues, as compared to 52% in the same prior year period. International revenues declined $53 million in the three-month period ended March 31, 2005 as compared to the same prior year period. This decline is primarily in voice services, and is a result of the implementation of a revised pricing strategy designed to improve our product margins by reducing our focus on lower margin customers. Overall, International revenues were also affected by changes in foreign currency exchange rates that favorably impacted revenues by $38 million for the three-month period ended March 31, 2005, as compared to the same prior year period.

International voice services revenues decreased $55 million during the three-month period ended March 31, 2005 as compared to the same prior year period. This decrease was primarily concentrated in our international wholesale voice revenues. In our International business, average U.S. dollar equivalent billing rates for voice services declined 9% in the three-month period ended March 31, 2005 as compared to the same prior year period, excluding the impact of foreign exchange rates, which increased the average billing rate by 3%. The volume decline in our International business was approximately 360 million minutes, concentrated in the International wholesale channel. This decline was, in part, a result of a management strategy to eliminate low margin wholesale volumes, mainly mobile termination traffic, which provided revenues at higher rates, but at lower margins.

International data and Internet services revenues each increased $1 million during the three-month period ended March 31, 2005 as compared to the same prior year period. Rate compression continued to drive revenues lower. However, favorable currency fluctuations in the period more than offset the decline. The number of international PIP node locations increased from 30 as of March 31, 2004 to 68 as of March 31, 2005, or by 127%. These additional nodes will allow us to generate more PIP traffic in the future as customers migrate to on-net network services.

Approximately 81% of our revenue in EMEA is focused in the United Kingdom, Germany, France, Belgium, the Netherlands and Sweden. In Asia, revenues are heavily concentrated in Australia, Hong Kong, Japan, Singapore and India.

We expect pricing and margin pressure to continue. Price competition from the local incumbent carriers continues to intensify. To react to these conditions, we are focusing our emphasis on large retail customers with global communications needs.

Wholesale Revenues. Wholesale revenues relate to domestic wholesale services. This includes all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country. During the three-month period ended March 31, 2005, Wholesale revenues were 43% of segment revenues, as compared to 48% in the same prior year period, resulting from a decrease of $208 million or 23% during the three-month period ended March 31, 2005 as compared to the same prior year period. Approximately 46% of the 2005 revenue decrease was from the impact of large customer bankruptcies and a reduction in one customer’s traffic, while the remaining decrease in revenues resulted from continued pricing pressures.

Wholesale voice services revenues decreased $121 million during the three-month period ended March 31, 2005 as compared to the same prior year period, primarily as a result of a large customer bankruptcy and a reduction in a specific customer’s traffic as a result of increased prices. Volumes remained flat in the three-month period ended March 31, 2005 as compared to the same prior year period.

Wholesale data services revenues decreased $46 million during the three-month period ended March 31, 2005 as compared to the same prior year period. While we experienced a 5% increase in bandwidth sold, data revenue decreased primarily due to rate declines.

Wholesale Internet services revenues decreased $41 million during the three-month period ended March 31, 2005 as compared to the same prior year period. Lower rates and minimum commitment levels from 2004 contract renegotiations that were effective in January 2005 caused over half of the 2005 revenue decline. Also, continued industry shift from dial-up Internet access to broadband services contributed to lower 2005 revenues.

Costs of sales and services. Costs of sales and services were 78% and 79% of segment revenues for the three-month periods ended March 31, 2005 and 2004, respectively. Actual expenses decreased by $221 million during the three-month period ended March 31, 2005 as compared to the same period in the prior year primarily due to lower volumes. Wholesale access costs increased as a percentage of segment revenues due to changes in the product mix. Reducing the high cost of International access continued to be challenging in the first quarter of 2005, as we continued to rely on dominant, incumbent carriers for local loop access. Our costs also decreased during the first quarter of 2005 as we began to experience the benefit of our 2004 force reductions. International costs were also affected by changes in foreign currency exchange rates that increased U.S. dollar equivalent costs by approximately $28 million for the three-month period ended March 31, 2005.

Selling, general and administrative expenses. SG&A expenses decreased by $96 million for the three-month period ended March 31, 2005, as compared to the same prior year period. This decrease was a result of management actions to gain efficiencies through lower headcount as well as reduced bad debt expense, resulting from lower revenues and successful collection efforts. In addition, the International business received a $17 million benefit from a favorable tax ruling during the first quarter of 2005, and experienced lower severance expenses in the first quarter of 2005 as compared to the same prior year period. These decreases were offset by expenses related to ongoing facility consolidations, and changes in foreign currency exchange rates that increased U.S. dollar equivalent costs by approximately $11 million for the three-month period ended March 31, 2005.

Depreciation and amortization expense. Depreciation and amortization expense decreased $78 million for the three-month period ended March 31, 2005 as compared to the same prior year period as a result of a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating loss. For the three-month period ended March 31, 2005, International & Wholesale Markets reduced its operating loss to $51 million as compared to $185 million for the same prior year period. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to our cost-cutting measures that were partially offset by lower revenues.

Financial Condition

The following table sets forth the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of March 31, 2005	As of December 31, 2004
Assets:
Cash and cash equivalents	$3,529	$4,449
Marketable securities	1,909	1,055
Other current assets	3,398	3,589
Long-term assets	7,925	7,967

	$16,761	$17,060

Liabilities and Shareholders’ Equity:
Current liabilities	$6,051	$6,203
Long-term debt, excluding current portion	5,900	5,909
Other long-term liabilities	688	718
Shareholders’ equity	4,122	4,230

	$16,761	$17,060

Cash and cash equivalents. Cash and cash equivalents decreased by $920 million from December 31, 2004 primarily due to the increased net investment in marketable securities of $854 million, the acquisition of Network

Security Technologies, Inc. (“NetSec”) for $106 million, capital expenditures of $228 million, and payment of dividends of $130 million. These decreases to cash and cash equivalents were partially offset by proceeds from the sale of OzEmail for $81 million and cash generated from operating activities of $293 million.

Marketable Securities. Marketable securities increased $854 million from December 31, 2004 primarily from purchases of securities during the period as we sought to increase the rate of return on our invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit.

Other current assets. Other current assets decreased by $191 million from December 31, 2004, primarily due to a decrease of $130 million in net accounts receivable resulting from successful collection efforts and lower revenues. Additionally, other current assets decreased $57 million for a reduction of a receivable with an affiliate that was offset against a liability and a $42 million reclassification of a current receivable to long-term. These decreases were offset by increases in prepaid assets related to renewals on annual maintenance contracts of $43 million.

Long-term assets. Long-term assets, primarily property, plant, and equipment and intangibles, decreased by $42 million from December 31, 2004 primarily due to depreciation and amortization expense in excess of capital expenditures of $100 million and a decrease of $31 million of investments as a result of sales of long-term available-for-sale equity securities and our loss from an equity method investment. The decreases were offset by the addition of $107 million of long-term assets from our acquisition of NetSec.

Current liabilities. Current liabilities decreased by $152 million from December 31, 2004, due to a decrease in accounts payable and accrued access costs of $199 million and $42 million, respectively, primarily due to the payment of pre-petition claim settlements, and the timing of payments for state and local taxes and other operating expenses. Deferred revenue decreased by $41 million due to timing of recognition. Additionally, we made payments of $34 million and $53 million on other taxes and accounting fees, respectively, net of additional accruals. These decreases were partially offset by the accrual of $118 million for interest and an increase of $125 million in our estimate of amounts due for income taxes.

Liquidity and Capital Resources

Current Liquidity

The table below is a summary of our cash, cash equivalents and marketable securities as of March 31, 2005 and December 31, 2004 (in millions):

	As of March 31, 2005	As of December 31, 2004
Cash and cash equivalents	$3,529	$4,449
Marketable securities	1,909	1,055

Total cash, cash equivalents and marketable securities	$5,438	$5,504

As of March 31, 2005 and December 31, 2004, marketable securities were $1.9 billion and $1.1 billion, respectively, and were classified as current assets in our condensed consolidated balance sheets. During the three-month period ended March 31, 2005, marketable securities increased by $854 million primarily from purchases of securities during the period as we sought to increase the rate of return on invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit. We may increase these amounts during 2005 to achieve higher returns on our available funds when appropriate.

Our principal cash needs consist of capital expenditures, debt service, dividends, acquisitions, and payments made pursuant to the Plan. During the three-month period ended March 31, 2005, we paid approximately $41 million in cash to satisfy provisions of the Plan. As of March 31, 2005, we estimate that $826 million remains to be paid to settle pre-petition creditor claims.

Section 5.07 of the Plan required the Board of Directors to conduct a review of our cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. On August 5, 2004, the Board of Directors completed its review of our excess cash pursuant to Section 5.07 of the Plan and declared the amount of excess cash to be $2.2 billion. During 2004, $254 million was paid to shareholders, none of which was paid during the three-month period ended March 31, 2004. On February 11, 2005, the Board of Directors approved a quarterly dividend of $0.40 per share, or $130 million, payable on March 15, 2005 to shareholders of record as of March 1, 2005. We do not anticipate making any future dividend payments in the foreseeable future, excluding the special cash dividend per the Merger Agreement.

We expect our capital expenditures to range from $1.2 billion to $1.3 billion in 2005, of which approximately $228 million has been incurred through March 31, 2005. Our expenditures will focus on enhancements to the efficiency, functionality and reliability of our network operations, improvements in customer service and the development of additional value-added services. Included in our capital expenditures will be investments in building next-generation services and achieving IP leadership. These objectives will be achieved by beginning deployment of a new IP core and multi-service edge which enables migration of services to a common IP Core; converged packet access which enables logical / automated service provisioning and enables access cost reductions; ultra long haul technology which provides more cost effective transmission by reducing the number of network elements by 70 percent and also enables the wavelength services product; and enhancing our data center architecture with utility and grid computing capability. Additionally, we may expend capital for acquisitions of businesses or technology that will enhance our products or services.

On February 25, 2005, we completed the acquisition of NetSec, a privately-held provider of managed security services, for $106 million in cash.

On April 15, 2005, the Company entered into an agreement with vCustomer Corporation (“vCustomer”) to sell the majority of the Company’s Information Services & Solutions Division, specifically, Directory Assistance and General Operator Services (“DAOS”) call centers and Telerelay Services, for approximately $45 million in consideration. Pursuant to the terms of this transaction, approximately 1,850 MCI employees will be transferred to vCustomer, along with real estate leases and customer contracts supporting the business. This transaction is expected to close in the third quarter of 2005. In connection with this sale transaction, MCI and vCustomer will enter into commercial agreements for: (1) the provision of Operator and Call Center Services, whereby vCustomer will provide services for seven years to MCI to enable MCI to provide DAOS comparable to those services MCI provides pre-closing of the transaction; (2) the purchase by vCustomer of Directory Assistance listing information (name, address, telephone number, or zip code) from MCI for the provision of DAOS to third parties; and (3) the purchase by vCustomer of MCI Intelligent Services Network for certain of its telecommunications services needs.

On April 15, 2005, we agreed to acquire the Interactive Content Factory (“ICF”) software product line from TWI, a unit of independent production company IMG Worldwide Inc., for approximately $12 million. The ICF product line specializes in software used for Internet protocol-based media and entertainment services. TWI is entering into a services agreement with one of our subsidiaries for telecommunications services having an annual commitment. We will license the purchased software back to TWI for TWI’s limited internal use pursuant to a license agreement, and a subsidiary of TWI will pay a yearly maintenance fee in connection with this license.

Our debt service obligations consist primarily of interest payments on the $5.7 billion principal amount of Senior Notes that were issued upon our emergence from bankruptcy. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 with interest accruing contractually from April 20, 2004. The Senior Notes consist of three separate issues with maturities of three, five and ten years. The current weighted average interest rate on the Senior Notes is approximately 7.7%, resulting in annual interest payments of $438 million.

The initial interest rates on the Senior Notes were subject to a one-time reset after we applied for and received ratings for the Senior Notes from Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). In December 2004, we received a B2 and a B+ rating from Moody’s and S&P, respectively. As a result, the interest rate on the Senior Notes increased by 1% effective December 15, 2004, which will result in an additional $57 million of interest expense in 2005 and is included in the $438 million annual amount noted above. On May 2, 2005, we made our semi-annual interest payment of $212 million on the Senior Notes.

While we do not anticipate making any future dividend payments in the foreseeable future, excluding the special cash dividend per the Merger Agreement, the Senior Notes are subject to covenants that limit our ability to make certain cash distributions based on cumulative net income or loss since their issuance on the Emergence Date. Pursuant to Section 5.07 of the Plan, the Board of Directors is required to conduct a review of our cash needs and to utilize any excess cash in accordance with the Board’s best business judgment to maximize shareholder value. If the excess cash is fully paid out to shareholders, any further dividends will be limited by the covenants in the Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings. Consequently, further dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding and, as of March 31, 2005 and December 31, 2004, we did not have any retained earnings available for distribution under such covenants.

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

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”), including the remaining $17 million of undrawn letters of credit on the pre-petition $1.6 billion credit facility. On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. In addition, we pay a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities were extended in April 2005 to mature in April 2006. We had $140 million and $137 million of letters of credit outstanding, and $160 million and $162 million in availability as of March 31, 2005 and December 31, 2004, respectively. Additionally, as of December 31, 2004, we had $1 million reserved for issuance. As of March 31, 2005 and December 31, 2004, we pledged $149 million and $144 million, respectively, in cash as collateral for our outstanding letters of credit that has been classified as restricted cash in other current assets in our condensed consolidated balance sheets.

We may arrange a revolving credit facility to support our letter of credit requirements and as an additional source of liquidity. The revolving credit facility would replace the Letter of Credit Facilities.

Historical Cash Flows

For the three-month periods ended March 31, 2005 and 2004, our consolidated cash flows were as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Cash Provided By (Used In):
Operating activities	$293	$588
Investing activities	(1,087)	(124)
Financing activities	(126)	(89)
Net change in cash and cash equivalents from discontinued operations	—	(225)

Net (decrease) increase in cash and cash equivalents	$(920)	$150

The following discussion of cash flows provided by (used in) operating, investing, and financing activities excludes the impact of discontinued operations which is discussed separately.

Net Cash Flows Provided by Operating Activities

For the three-month periods ended March 31, 2005 and 2004, net cash provided by operating activities was $293 million and $588 million, respectively, and was comprised of the following (in millions):

	Three-Month Period Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(2)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	328	521
Net realized loss (gain) on sale of investments	5	(4)
Gain on disposal of discontinued operations	(88)	—
Bad debt provision	117	208
Amortization of debt discount	—	96
Other	23	72
Changes in assets and liabilities:
Accounts receivable	13	72
Other current assets	(40)	(51)
Non current assets	13	(10)
Accounts payable and accrued access costs	(203)	40
Other current liabilities	142	50
Other liabilities	(15)	(18)

Net cash provided by operating activities	$293	$588

Further, the following table identifies significant net changes in our working capital during the three-month periods ended March 31, 2005 and 2004 (in millions):

	Three-Month Period Ended March 31,
	2005	2004
Cash Provided By (Used In):
Accounts receivable
Decrease in net accounts receivable	$130	$280
Increase in allowance for doubtful accounts for the effect of bad debt provision	(117)	(208)

Decrease in accounts receivable	13	72
Other current assets
Decrease in non-trade receivables	7	40
Increase in prepaid expenses	(45)	(90)
Other increases	(2)	(1)

Increase in other current assets	(40)	(51)
Decrease (increase) in non current assets	13	(10)

Total (increase) decrease in assets	$(14)	$11

Accounts payable and accrued access costs
Decrease in accounts payable	$(186)	$(299)
(Decrease) increase in accrued access costs	(17)	339

(Decrease) increase in accounts payable and accrued access costs	(203)	40
Other current liabilities
Increase in accrued interest	118	—
Increase (decrease) in income taxes payable and accrued other taxes	84	(43)
(Decrease) increase in accrued salaries and bonuses	(24)	12
Decrease in accrued reorganization liabilities	(15)	(18)
Decrease in advance billings and deferred revenue	(41)	(142)
Other increases	20	241

Increase in other current liabilities	142	50
Decrease in other liabilities	(15)	(18)

Total (decrease) increase in liabilities	$(76)	$72

For the three-month period ended March 31, 2005, we generated $293 million in cash from operations. We had a net loss of $2 million, which included non-cash charges for depreciation and amortization of $328 million and a bad debt provision of $117 million. Cash from operations was negatively affected by reductions in our liabilities of $76 million. Additionally, lower levels of cash from operations for the three-month period ended March 31, 2005 as compared to the same prior year period was due principally to lower revenues that were not fully offset by reductions in operating expenses.

Our liabilities decreased $76 million during the three-month period ended March 31, 2005 primarily due to a decrease in our accounts payable and accrued access costs of $203 million from reductions in expenses and timing of payments (including pre-petition claims). Force reductions and timing of compensation payments lowered accruals for compensation expense by $24 million and lower revenues decreased our deferred revenues by $41 million. These decreases were partially offset by an increase in accrued interest of $118 million primarily due to interest on our Senior Notes issued in April 2004 and $84 million in additional accruals for tax contingencies.

Cash flows also fluctuated due to payments of $43 million for the annual renewal of maintenance contracts with our vendors and a decrease in accounts receivable of $13 million.

For the three-month period ended March 31, 2004, we generated $588 million in cash from operations. We had a net loss of $388 million, which included non-cash charges for depreciation and amortization of $521 million and a bad debt provision of $208 million. Cash from operations was positively affected by a net decrease in assets of $11 million, which included the collection of a receivable for $169 million from the settlement of an access cost dispute related to fees earned from a telephone company for calls that terminated on our network. Our cash from operations was also positively impacted by an increase in our liabilities of $72 million. This increase primarily reflected a $222 million net increase in accrued access costs and other liabilities, which were partially offset by a reduction in our accounts payable and other operating expense accruals as a result of our cost-cutting initiatives. The net increase was also offset by a $150 million non-cash reduction in our deferred revenue accrual, which was recorded in the first quarter of 2004 as a fresh-start reporting adjustment.

Net Cash Flows Used in Investing Activities

For the three-month period ended March 31, 2005, net cash used by investing activities was $1.1 billion. Capital expenditures for property, plant, and equipment were $228 million. Investing activities also included the purchase of marketable securities of approximately $1.2 billion and the acquisition of NetSec for $106 million, which were partially offset by proceeds received from sales and maturities of marketable securities of $410 million. In the three-month period ended March 31, 2004, capital expenditures of $182 million were the primary use of cash, and were partially offset by $35 million in proceeds from the sale of Douglas Lake and a $20 million deposit received for the pending sale of Embratel, resulting in net cash used in investing activities of $124 million.

Net Cash Flows Used in Financing Activities

For the three-month period ended March 31, 2005, net cash used by financing activities was $126 million and consisted primarily of $130 million for dividend payments, a $5 million increase in cash collateral for the Letter of Credit Facilities and $11 million for repayments of capital leases. For the three-month period ended March 31, 2004, net cash used in financing activities consisted of principal repayments on debt of $18 million and other financing activities of $71 million.

Net Change in Cash from Discontinued Operations

There was no net change in cash from discontinued operations in the three-month period ended March 31, 2005 as there was no impact to cash flows from discontinued operations for the sale of OzEmail which was divested during the period. The $225 million net change in cash for the three-month period ended March 31, 2004 was primarily related to Embratel’s operations.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that these costs be recognized as current period charges. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We completed our evaluation of the impact of SFAS No. 151, and do not expect any material impact on our consolidated results of operations, financial condition and cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123 (R)”). SFAS No. 123 (R) focuses primarily on accounting for transactions in which an employee is compensated for services through share-based payment transactions. SFAS No. 123 (R) requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award. The provisions of SFAS No. 123 (R) will be effective in fiscal years beginning after June 15, 2005. We have not completed evaluating the impact of SFAS No. 123 (R), but do not expect any material impact on our consolidated results of operations, financial condition and cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity is required to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005, with earlier application permitted. We have not completed evaluating the impact of FIN No. 47, but do not expect any material impact on our consolidated results of operations, financial condition and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates. As of March 31, 2005 and December 31, 2004, our Senior Notes had an outstanding balance of $5.7 billion. While changes in market interest rates affect the fair market value of this debt, there is no impact to earnings or cash flows unless we redeem the Senior Notes before their maturity dates. We would redeem the Senior Notes only if market conditions, our financial structure or other conditions make such redemptions appropriate. The initial interest rates of the 2007, 2009, and 2014 Senior Notes were 5.908%, 6.688% and 7.735%, respectively, and were subject to a one-time reset after we applied for and received ratings from Moody’s and S&P. In December 2004, we received B2 and B+ ratings from Moody’s and S&P, respectively. As such, the initial interest rates on the Senior Notes were each increased by 1% effective December 15, 2004. The increase in interest expense during the three-month period ended March 31, 2005 as a result of the change in interest rates on the Senior Notes was $14 million. We do not currently hedge our exposure to this market risk through interest rate swaps. However, we may engage in hedging transactions to mitigate interest rate risk in the future should we change the structure of our debt.

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

We generated revenues from our international operations during the three-month periods ended March 31, 2005 and 2004, and the impact of foreign exchange increased our revenues by $42 million and $116 million, respectively, with a slightly lower increase to our expenses during the same periods. Future fluctuations in foreign currency exchange rates will impact line components of our condensed consolidated statement of operations, and increases or decreases in these currency exchange rates could have a material impact on our consolidated net income or loss if our revenues and expenses do not fluctuate proportionately.

We do not currently hedge our currency exposures. However, we may engage in hedging transactions to mitigate foreign exchange risk in the future.

Equity Risk

We are subject to market risk from exposure to changes in the market value of our investment securities. Our portfolio of investment securities includes available-for-sale securities, equity and cost method investments, and derivative instruments.

As of March 31, 2005 and December 31, 2004, short-term available-for-sale debt securities were $1.9 billion and $1.1 billion, respectively, and were comprised of fixed income and investment grade securities. The fixed-income portfolio consists primarily of relatively short-term investments to minimize interest rate risk. Investment grade securities include those issued by banks and trust companies that have long-term debt rated “A-3”, “A” or higher according to Moody’s or S&P, respectively. Investments in commercial paper issued by corporations are rated “P-1” or “A-1” or higher according to Moody’s and S&P, respectively. As of March 31, 2005 and December 31, 2004, the fair value of available-for-sale securities approximated the cost of such investments. The potential loss in fair value resulting from a hypothetical increase of 1% in interest rates on our available-for-sale debt securities as of March 31, 2005 would be approximately $19 million. A hypothetical decrease of 1% in interest rates would increase the fair value of our available-for-sale securities by $19 million.

As of March 31, 2005 and December 31, 2004, long-term investments (including long-term available-for-sale securities, equity and cost method investments and derivative instruments) totaled $85 million and $116 million, respectively, and are included in other assets in the condensed consolidated balance sheets. We typically do not attempt to reduce or eliminate our market exposure.

ITEM 4.	CONTROLS AND PROCEDURES

1. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005, due to a material weakness in the Company’s internal control over accounting for income taxes previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004. The material weakness in internal control related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by its internal control over financial reporting.

2. Changes in Internal Control over Financial Reporting

Significant efforts were made to establish a framework to improve our internal control over financial reporting during 2004. We committed considerable resources to the design, implementation, documentation and testing of the key internal controls of the Company. Additional efforts were required to remediate and retest certain internal control deficiencies. Management believes that these efforts have improved the Company’s internal control over financial reporting. These efforts have continued in the first quarter of 2005. While our internal control over financial reporting is significantly improved, management has identified certain areas (in addition to accounting for income taxes) that it believes should be further enhanced. With respect to these areas, the Company has implemented compensating controls and procedures that are designed to prevent a material misstatement of the Company’s consolidated financial statements as of March 31, 2005. Nevertheless, management intends to continue improving the Company’s internal control over financial reporting.

With respect to internal control over accounting for income taxes, the Company has conducted, and will continue to conduct, significant remediation activity including:

•	the hiring, in March 2005, of a new Vice President of Tax;

•	hiring of additional full time tax accounting staff;

•	increased use of third party tax service providers for the more complex areas of the Company’s income tax accounting; and

•	increased formality and rigor of controls and procedures over accounting for income taxes.

As a consequence of the income tax weakness noted above, the Company applied other procedures designed to improve the reliability of its accounting for income taxes. Based on these other procedures, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.

Additional initiatives the Company is implementing to further enhance the Company’s internal control over financial reporting in 2005 (in addition to those discussed above relating to internal control over accounting for income taxes) include, but are not limited to, the following:

•	continuing to recruit and train finance and accounting personnel;

•	automating certain controls that are currently performed manually;

•	simplifying our back office systems; and

•	expanding our introduction of increased security and limiting access rights to financial systems of lesser significance.

The effectiveness of any system of disclosure controls and procedures, including our own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely.

Except for the efforts taken and currently underway as described above, there were no significant changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting as of the end of the period covered by this report.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 15, 2005, we received notice that an individual shareholder filed a putative class action on behalf of himself and all shareholders of MCI against MCI and all of the individual members of the Board of Directors in Chancery Court in the State of Delaware. Subsequently, Plaintiff filed an amended complaint that, added among other things, Verizon as a defendant in the case. Plaintiff alleges that MCI and the Board of Directors breached their fiduciary duties to shareholders in entering into the Merger Agreement with Verizon rather than accepting the merger proposal propounded by Qwest. As a remedy, Plaintiff requests that the Chancery Court issue an injunction prohibiting consummation of the Merger Agreement. Additionally, we received notice that three additional putative class actions containing similar allegations were filed on February 18, 2005 against MCI and the Board of Directors in the Chancery Court in the State of Delaware. MCI will aggressively defend itself in these cases. Subsequent to February 18, 2005, in one of these three actions, Plaintiff has sought relief to amend his complaint on two occasions seeking to add additional factual allegations.

On May 6, 2005, we reached a settlement with the State of Mississippi, wherein the State of Mississippi will release us from all claims related to the state tax royalty program including these claims. In exchange for this release, we will, among other things: (1) pay $100 million to the State of Mississippi; (2) pay $14 million to outside counsel for the State of Mississippi on account of attorney’s fees incurred by the State; (3) make a charitable donation in the amount of approximately $4 million to the Children’s Justice Center of Mississippi; and (4) transfer a parcel of real property and the improvements thereon located in Jackson, Mississippi to the State of Mississippi. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding our 2003 and 2004 tax filings and the calculation of taxes therein. The settlement is subject to final approval by the United States Bankruptcy Court for the Southern District of New York.

There were no other material changes in our legal proceedings as compared to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 16, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Merger Agreement dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated February 14, 2005 (filed February 17, 2005) (File No. 001-10415))

Exhibit No.	Description

2.2	Amendment to Merger Agreement dated as of March 31, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated March 31, 2005 (filed April 1, 2005) (File No. 001-10415))

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized to sign.

MCI, INC.

By:	/s/ ROBERT T. BLAKELY
Robert T. Blakely Executive Vice President and Chief Financial Officer

/s/ ERIC R. SLUSSER
Eric R. Slusser Senior Vice President and Controller

Dated: May 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

2.1	Merger Agreement dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated February 14, 2005 (filed February 17, 2005) (File No. 001-10415))

2.2	Amendment to Merger Agreement dated as of March 31, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated March 31, 2005 (filed April 1, 2005) (File No. 001-10415))

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.