Form 10-Q
period 2005-06-30
MCI INC
filed 2005-08-09
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of July 31, 2005, there were 326,593,021 shares of MCI common stock outstanding.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Revenues	$4,683	$5,222	$9,472	$10,640
Operating expenses:
Access costs	2,512	2,674	5,056	5,576
Costs of services and products (excluding depreciation and amortization included below of $244 and $445 in the three-month periods ended June 30, 2005 and 2004, respectively, and $485 and $839 in the six-month periods ended June 30, 2005 and 2004, respectively)	616	624	1,225	1,286
Selling, general and administrative	1,169	1,318	2,362	2,921
Depreciation and amortization	325	569	653	1,090

Total operating expenses	4,622	5,185	9,296	10,873

Operating income (loss)	61	37	176	(233)
Other (expense) income, net:
Interest expense	(116)	(95)	(236)	(195)
Miscellaneous income, net	98	17	131	25

Income (loss) from continuing operations before income taxes	43	(41)	71	(403)
Income tax (benefit) expense	(24)	29	95	53

Income (loss) from continuing operations	67	(70)	(24)	(456)
(Loss) income from discontinued operations, net of tax	(3)	(1)	86	(3)

Net income (loss)	$64	$(71)	$62	$(459)

Basic income (loss) per share:
Continuing operations	$0.21	$(0.22)	$(0.07)	$(1.41)
Discontinued operations	(0.01)	0.00	0.26	(0.01)

Basic income (loss) per share	$0.20	$(0.22)	$0.19	$(1.42)

Diluted income (loss) per share:
Continuing operations	$0.20	$(0.22)	$(0.07)	$(1.41)
Discontinued operations	(0.01)	0.00	0.26	(0.01)

Diluted income (loss) per share	$0.19	$(0.22)	$0.19	$(1.42)

Basic shares used in calculation	321.3	318.9	321.1	322.6
Diluted shares used in calculation	329.4	318.9	328.5	322.6

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	As of June 30, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,089	$4,449
Marketable securities	1,244	1,055
Accounts receivable, net of allowance for doubtful accounts of $577 for 2005 and $729 for 2004	2,586	2,855
Other current assets	690	724
Assets held for sale	—	10

Total current assets	8,609	9,093
Property, plant and equipment, net of accumulated depreciation of $1,101 for 2005 and $512 for 2004	6,119	6,259
Investments	19	116
Intangible assets, net of accumulated amortization of $140 for 2005 and $59 for 2004	982	991
Other assets	608	601

	$16,337	$17,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$614	$784
Accrued access costs	1,202	1,491
Current portion of long-term debt	22	24
Accrued interest	110	93
Other current liabilities	3,615	3,796
Liabilities of assets held for sale	—	15

Total current liabilities	5,563	6,203
Long-term debt, excluding current portion	5,893	5,909
Other liabilities	674	718
Commitments and contingencies (Note 13)
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000 shares; issued and outstanding: 325,459,235 shares for 2005 and 319,557,905 shares for 2004	3	3
Additional paid-in capital	8,324	8,365
Deferred stock-based compensation	(152)	(114)
Accumulated deficit	(3,940)	(4,002)
Accumulated other comprehensive loss	(28)	(22)

Total shareholders’ equity	4,207	4,230

	$16,337	$17,060

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six-Month Period Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$62	$(459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	653	1,090
Net realized gain on sale of investments	(32)	—
Gain on disposal of discontinued operations	(86)	—
Bad debt provision	206	362
Amortization of debt discount	—	114
Other	61	16
Changes in assets and liabilities:
Accounts receivable	67	361
Other current assets	38	35
Non current assets	12	(51)
Accounts payable and accrued access costs	(416)	(514)
Other current liabilities	(227)	(773)
Other liabilities	5	(25)

Net cash provided by operating activities	343	156
INVESTING ACTIVITIES
Additions to property, plant and equipment	(543)	(416)
Proceeds from sale of property, plant and equipment and intangible assets	70	13
Purchases of marketable securities	(1,861)	—
Proceeds from sale of marketable securities and investments	1,691	—
Proceeds from sale of an equity investment and assets held for sale	181	179
Cash paid for acquisitions, net of cash received	(118)	—
Deposit on sale of Embratel	—	50
Other	4	—

Net cash used in investing activities	(576)	(174)
FINANCING ACTIVITIES
Principal repayments on debt	(18)	(24)
Dividends paid on common stock	(130)	—
Cash restricted for letters of credit	3	(120)
Other	18	—

Net cash used in financing activities	(127)	(144)

Net change in cash and cash equivalents	(360)	(162)
Net change in cash and cash equivalents from discontinued operations	—	(607)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,449	6,178

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,089	$5,409

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$175	$21
Cash paid for interest, net of amounts capitalized	221	22

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

The Company operates in three business segments which are: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets (see Note 15 for a description of each business segment). These segments represent strategic business units based on the types of customers each segment serves, and were determined in accordance with how the Company’s executive management analyzes, evaluates and operates the Company’s entire global operations.

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

Pending Merger

On February 14, 2005, Verizon Communications Inc. (“Verizon”), the Company and a wholly-owned subsidiary of Verizon (“Merger Sub”) entered into an Agreement and Plan of Merger, which was subsequently amended as of March 4, 2005, March 29, 2005, and May 1, 2005 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into the Verizon subsidiary (the “Merger”), with Merger Sub continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into the Company, with the Company as the surviving person).

Subsequent to the date the original Merger Agreement was entered into among the Company, Verizon and Merger Sub on February 14, 2005, Qwest Communications International, Inc. (“Qwest”) submitted a number of revised merger proposals to the Company. The Company and Qwest engaged in ongoing discussions regarding Qwest’s revised proposals and engaged in additional information exchanges, and the Board of Directors held a number of meetings to review and evaluate the revised proposals. On May 2, 2005, the Company announced that its Board of Directors had concluded that the Merger Agreement, as amended to reflect Verizon’s most recent revised proposal, was superior to Qwest’s latest offer.

Pursuant to the Merger Agreement as amended, at the effective time and as a result of the Merger, each share of common stock of the Company will be converted into the right to receive the number of shares of Verizon common stock equal to the greater of (i) 0.5743 shares, and (ii) the quotient obtained by dividing $20.40

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the average of the volume weighted averages of the trading prices of Verizon common stock, as these prices are reported on the New York Stock Exchange Composite Transactions Tape, for each of the 20 trading days ending on the third trading day immediately preceding the closing of the Merger (although Verizon has the option to elect to pay additional cash instead of issuing additional shares over the 0.5743 exchange ratio). The terms of the Merger Agreement also provide that the Board of Directors will, except to the extent prohibited by applicable law or covenants in certain existing indentures, declare and pay a special cash dividend, to be paid shortly after approval of the merger by shareholders, in an amount up to $5.60 per share minus the per share amount of any dividend declared by the Company between February 14, 2005 and the closing of the Merger. The Merger Agreement contains a purchase price adjustment mechanism based on the Company’s bankruptcy claims and certain tax liabilities that could reduce the consideration to be paid to the Company’s stockholders. Pursuant to the Merger Agreement, all outstanding Company stock-based awards at the effective time will be replaced by a grant of Verizon stock-based awards.

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

Consummation of the Merger will constitute a “Change of Control” under the Company’s outstanding Senior Notes (see Note 7), which will obligate the surviving person to make an offer to purchase such Senior Notes within 30 days after the effective time at a purchase price equal to 101% of principal amount plus accrued interest.

On April 9, 2005, Verizon entered into a stock purchase agreement to purchase approximately 43.4 million shares of MCI common stock from eight entities affiliated with Mr. Carlos Slim Helu (“Mr. Slim”) for $25.72 per share in cash, plus an additional cash amount of three percent per annum from April 9, 2005 until the closing date, plus a potential adjustment amount payable at the end of one year.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the closing of a stock purchase agreement on May 17, 2005 whereby Verizon purchased 43.4 million shares of MCI common stock from Mr. Slim, Verizon became a related party to the Company during the three-month period ended June 30, 2005. Revenues from Verizon for the three-month periods ended June 30, 2005 and 2004, were $94 million and $126 million, respectively, and for the six-month periods ended June 30, 2005 and 2004, were $193 million and $266 million, respectively. Access costs related to Verizon for the three-month periods ended June 30, 2005 and 2004, were $414 million and $409 million, respectively, and for the six-month periods ended June 30, 2005 and 2004, were $810 million and $847 million, respectively. Receivables from Verizon for services provided by the Company were $51 million and $53 million as of June 30, 2005 and December 31, 2004, respectively. Liabilities to Verizon for services provided to the Company were $84 million and $143 million as of June 30, 2005 and December 31, 2004, respectively.

On February 15, 2005, the Company received notice that an individual stockholder filed a putative class action on behalf of himself and all stockholders of MCI against MCI and all of the individual members of MCI’s Board of Directors in Chancery Court in the State of Delaware. Subsequently, Plaintiff filed an amended complaint to include additional allegations and add Verizon as a defendant in the case. Plaintiff alleges that MCI and MCI’s Board of Directors breached their fiduciary duties to stockholders in entering into the Merger Agreement with Verizon rather than accepting the merger proposal proposed by Qwest. Plaintiff also alleges that Verizon aided and abetted and benefited from these breaches. As a remedy, Plaintiff requests, among other things, that the Chancery Court issue an injunction prohibiting closing of the merger. Additionally, MCI received notice that three additional putative class actions containing similar allegations were filed on February 18, 2005 against MCI and MCI’s Board of Directors in the Chancery Court in the State of Delaware. Subsequent to February 18, 2005, in one of these three actions, Plaintiff has sought relief to amend his complaint on two occasions seeking to add additional factual allegations. These additional allegations relate to subsequent bids by Verizon and Qwest for MCI, the responses of MCI’s Board of Directors to those bids, and Verizon’s purchase of MCI’s shares from entities affiliated with Mr. Slim. Specifically, the amended complaints include allegations that: (i) MCI’s Board of Directors did not negotiate in good faith with Qwest, ignored certain MCI stockholders who indicated that they preferred Qwest’s offer, and arbitrarily assumed that, in the future, Qwest’s shares will likely decrease in value; (ii) several Qwest bids were rejected by MCI’s Board of Directors for improper reasons; (iii) Verizon paid Mr. Slim $2.62 per share more that the Verizon offer for other MCI shares, demonstrating the Verizon’s bid undervalued MCI; and (iv) Verizon’s offer is insufficient. The Company will aggressively defend itself in these cases.

In connection with the anticipated merger transaction with Verizon, in April 2005, the Company’s Board of Directors adopted a broad-based retention program to help ensure the retention of key employees. An aggregate amount of approximately $118 million will be made available for awards under the retention program. None of the Company’s named executive officers will be participating in the retention program. Three payments will be made under the program, beginning in August 2005, with the third and final payment occurring 60 days following the completion of the merger. None of the amount was recognized in the Company’s condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of June 30, 2005, and for the three and six-month periods ended June 30, 2005 and 2004, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005 and the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2005.

Use of Estimates

The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for impairment charges, revenues and related allowances, allowance for doubtful accounts, accrued access costs, depreciation and amortization of property, plant and equipment and intangible assets, income taxes, acquisition related assets and liabilities, accrued and contingent liabilities and fresh-start reporting. The Company evaluates and updates its assumptions and estimates on an ongoing basis.

In the three and six-month periods ended June 30, 2005, the Company recorded changes in estimates resulting from creditor and income tax settlements which are disclosed in the related footnotes (see Notes 4 and 14, respectively). In the three-month period ended June 30, 2004, the Company reduced access costs by $95 million (of which $68 million related to 2003) for a change in estimate related to its contributions to the Universal Service Fund.

Fresh-Start Reporting

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted fresh-start reporting as of the close of business on December 31, 2003 and the consolidated balance sheet as of December 31, 2003 gave effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet were subject to adjustment as estimated valuations and other analyses were finalized. During 2004, the net increase in total assets from fresh-start adjustments to the Company’s consolidated balance sheet was $43 million, which has been reflected in its December 31, 2004 condensed consolidated balance sheet included herein. As these adjustments were recorded throughout 2004, the cumulative impact for each adjustment on depreciation and amortization expense was recorded during the three-month period in which each fresh-start adjustment was recorded. During the three and six-month periods ended June 30, 2005, the Company recorded a $22 million decrease to intangible assets related to the utilization of pre-fresh-start tax attributes which had a full valuation allowance as of the fresh-start date (see Note 14).

Stock-based Compensation

The Company has two stock-based compensation plans, a Management Restricted Stock Plan (“MRSP”) and an Employee Stock Purchase Plan (“ESPP”), which provide for the granting of stock-based compensation to management and employees. The Company records compensation expense in its statements of operations for the MRSP. The Company accounts for the ESPP in accordance with the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the stock-based award. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has provided pro forma disclosures below.

If the Company had adopted the fair value method of accounting for the ESPP, stock-based compensation would have been determined based on the fair value for all stock-based awards on the date of grant. No compensation expense would have been recorded for the ESPP during the three-month period ended June 30, 2005 as the Company discontinued employee contributions to the ESPP in March 2005 (see Note 12). The fair value of stock-based compensation of $3 million for the ESPP for the six-month period ended June 30, 2005 was estimated using the Black-Scholes option-pricing model and the following assumptions: volatility of 38%, risk-free interest rate of 1.41%, 0.49 year expected life and dividend yield of 7.94%. No compensation expense would have been recorded for the ESPP during the three and six-month periods ended June 30, 2004 as it was not initiated until the third quarter of 2004. The Company’s MRSP was not included in the Black-Scholes calculation as the fair value of the compensation expense has been expensed in the Company’s condensed consolidated statement of operations since it was initiated in 2004.

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net income (loss) for the three and six-month periods ended June 30, 2005 and 2004 would have been as follows (in millions, except per share amounts):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$64	$(71)	$62	$(459)
Add: Stock-based employee compensation expense included in reported net income (loss)	17	11	31	11
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(17)	(11)	(34)	(11)

Net income (loss), pro forma	$64	$(71)	$59	$(459)

Income (loss) per share:
Basic—as reported	$0.20	$(0.22)	$0.19	$(1.42)
pro forma	0.20	(0.22)	0.18	(1.42)

Diluted—as reported	$0.19	$(0.22)	$0.19	$(1.42)
pro forma	0.19	(0.22)	0.18	(1.42)

Consolidation

The condensed consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts related to gains on property dispositions have been reclassified to selling, general and administrative expense on the Company’s condensed consolidated statements of operations to conform to current year presentation.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123 (R)”). SFAS No. 123 (R) focuses primarily on accounting for transactions in which an employee is compensated for services through share-based payment transactions. SFAS No. 123 (R) requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award. The provisions of SFAS No. 123 (R) will be effective in fiscal years beginning after June 15, 2005. The Company has completed its evaluation of the impact of SFAS No. 123 (R), and based on its current stock-based compensation plans, does not expect any material impact on its consolidated results of operations, financial condition and cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle to require retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 will be effective for a change in accounting principle in fiscal years beginning after December 15, 2005, with earlier application permitted.

(3) Business Combinations

Network Security Technologies, Inc.

On February 25, 2005 (the “Closing Date”), the Company completed the acquisition of Network Security Technologies, Inc. (“NetSec”), a privately-held provider of managed security services, for $106 million in cash. NetSec expands the Company’s product suite by adding advanced Internet Protocol based security services

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the Company expects will create additional value for its business and government customers. The results of NetSec’s operations since the Closing Date have been included in the Company’s condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005, as part of the Company’s Enterprise Markets business segment. NetSec’s results of operations for periods prior to the Closing Date were not material in relation to the Company’s results of operations and, therefore, no pro forma data has been presented herein.

The transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. In determining the allocation of the purchase price, the Company uses all available information to assist in determining fair value. The Company has completed its preliminary valuation and allocation of fair value as of June 30, 2005. The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing Date (in millions):

Assets acquired:
Current assets	$6
Property, plant and equipment	6
Intangible assets	9
Goodwill	92

Total assets acquired	113
Liabilities assumed	7

Net assets acquired	$106

Acquired intangible assets include approximately $6 million of definite-lived intangibles consisting of customer relationships, non-compete agreements, and contract values. Upon its preliminary evaluation, the Company determined that its customer relationships should be amortized over a useful life of six years, while non-compete agreements and contract values will be amortized over a period of up to four years. Annual amortization expense is expected to be approximately $1 million.

Interactive Content Factory

On June 30, 2005, the Company acquired the Interactive Content Factory (“ICF”) software business from TWI, a unit of independent production company IMG Worldwide Inc., for $12 million in cash. The ICF product line specializes in software used for Internet protocol-based media and entertainment services. TWI entered into a services agreement with a subsidiary of the Company for telecommunication services with an annual commitment. The Company will license the purchased software back to TWI for TWI’s limited internal use pursuant to a license agreement and a subsidiary of TWI will pay a yearly maintenance fee in connection with this license.

The transaction was accounted for as a purchase in accordance with SFAS No. 141 which requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. In determining the allocation of the purchase price, the Company uses all available information to assist in determining fair value. The Company allocated $1 million to current assets, $1 million to property, plant and equipment and $10 million to goodwill, subject to adjustment as valuations are finalized.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impacts of the Application of the Plan

Shares Issued as a result of the Plan

During the second quarter of 2004, in accordance with the Plan, the Company issued approximately 296 million shares of MCI common stock to settle claims of debt holders and 10 million shares to settle its SEC civil penalty. The Company also reserved approximately 11 million shares of MCI common stock for issuance under the MRSP, of which approximately 8.6 million shares of restricted stock were granted on the Emergence Date. The Company expected to issue approximately 20 million shares of MCI common stock pursuant to the Plan to settle claims of general unsecured creditors, which amount was reduced to 5.4 million shares from the Emergence Date through December 31, 2004, primarily from issuances and changes in estimates. The remaining shares to be issued were further reduced by share issuances of 0.7 million and 1.4 million during the three and six-month periods ended June 30, 2005, respectively, to 4.0 million as of June 30, 2005.

Creditor Settlements

During the three and six-month periods ended June 30, 2005, the Company paid $143 million and $184 million, respectively, in cash, and issued a total of 0.7 million and 1.4 million shares of common stock, respectively, to satisfy certain provisions of the Plan. In addition, the Company paid $6 million of non-cash consideration in its settlement with the State of Mississippi (see Note 13). As a result of these settlements, during the three and six-month periods ended June 30, 2005, the Company recorded net settlement gains of $35 million and $41 million, respectively, which included $31 million and $36 million, respectively, as a decrease to selling, general and administrative expenses and $4 million and $5 million, respectively, as a decrease to access costs in its condensed consolidated statements of operations.

During the three and six-month periods ended June 30, 2004, the Company paid approximately $1.0 billion in cash and issued approximately 2.6 million shares of common stock. As a result, the Company recorded net

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement gains of $62 million which were composed of an increase to revenues of $32 million, a decrease to access costs of $19 million and a decrease to selling, general and administrative expenses of $11 million in its condensed consolidated statement of operations during the three-month period ended June 30, 2004.

As of June 30, 2005, the Company estimates that $692 million remains to be paid related to outstanding creditor claims (including interest on tax obligations). This estimate is based on various assumptions and reflects the Company’s judgment based upon its prior pre-petition claims settlement history and the terms of its Plan. If these assumptions prove incorrect, actual payments could differ from the estimated amounts.

Debt and Interest Expense

On the Emergence Date, the Company issued new Senior Notes (see Note 7).

No interest expense related to pre-petition debt was accrued following the Petition Date as none of the allowed claims against the Debtors had underlying collateral in excess of the principal amount of debt. If the Debtors had recognized interest on the basis of the amounts they were contractually required to pay, additional interest expense of $122 million and $701 million would have been recorded in the three and six-month periods ended June 30, 2004, respectively. The Company did recognize $18 million and $114 million of interest expense in the three and six-month periods ended June 30, 2004, respectively, related to the accretion of the discount for the $5.7 billion debt obligations issued on the Emergence Date. There was no requirement to pay interest on the debt prior to the Emergence Date since it had not been issued, and as such, the amount is excluded from the contractual interest amount noted above. As the Company adopted fresh-start reporting as of December 31, 2003, and all of the Company’s obligations were removed from its consolidated balance sheet at that date, contractual interest has not been disclosed on the face of the Company’s condensed consolidated statement of operations for the three and six-month periods ended June 30, 2004.

Reorganization items

The Company continued to incur reorganization items during the three and six-month periods ended June 30, 2005 and 2004, and will continue to incur reorganization items in future periods for professional fees and other bankruptcy costs. For the three-month periods ended June 30, 2005 and 2004, these expenses were $14 million and $10 million, respectively, and for the six-month period ended June 30, 2005 and 2004, these expenses were $16 million and $26 million, respectively. All amounts were for professional services related to the Company’s bankruptcy proceedings and have been included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations.

(5) Income (Loss) per Share

The Company adopted a new capital structure upon the adoption of fresh-start reporting. On the Emergence Date, the Company issued approximately 315 million shares of new MCI common stock, which included approximately 8.6 million shares of restricted stock. In addition, on the Emergence Date, the Company expected to issue 20 million additional shares pursuant to the Plan to unsecured creditors. During the three-month period ended June 30, 2004, share issuances, changes in distribution and changes in estimate reduced the amount of contingently issuable shares to approximately 9.7 million as of June 30, 2004. Shares issuances, changes in distribution and changes in estimates continued to reduce the amount of contingently issuable shares during the remainder of 2004. During the three and six-month periods ended June 30, 2005, share issuances of 0.7 million and 1.4 million, respectively, reduced the amount of contingently issuable shares to 4.0 million as of June 30, 2005.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations of basic and diluted income (loss) per share for the three and six-month periods ended June 30, 2005 and 2004 are as follows (in millions, except per share amounts):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Net income (loss):
Continuing operations	$67	$(70)	$(24)	$(456)
Discontinued operations	(3)	(1)	86	(3)

Net income (loss)	$64	$(71)	$62	$(459)

Weighted average common shares outstanding:
Weighted average common shares outstanding	325.1	315.9	323.8	315.4
Add: Weighted average shares contingently issuable to unsecured creditors	4.2	11.4	4.6	15.7
Less: Weighted average unvested restricted stock(1)	(8.0)	(8.4)	(7.3)	(8.5)

Weighted average common shares outstanding used in basic calculation	321.3	318.9	321.1	322.6

Add: Weighted average shares attributable to the ESPP	0.1	— (2)	0.1	— (2)
Add: Weighted average unvested restricted stock	8.0	— (2)	7.3	— (2)

Weighted average common shares outstanding used in diluted calculation	329.4	318.9	328.5	322.6

Net income (loss) per share:
Basic:
Continuing operations	$0.21	$(0.22)	$(0.07)	$(1.41)
Discontinued operations	(0.01)	0.00	0.26	(0.01)

Basic income (loss) per share	$0.20	$(0.22)	$0.19	$(1.42)

Diluted:
Continuing operations	$0.20	$(0.22)	$(0.07)	$(1.41)
Discontinued operations	(0.01)	0.00	0.26	(0.01)

Diluted income (loss) per share	$0.19	$(0.22)	$0.19	$(1.42)

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic income (loss) per share.
(2)	Calculation of diluted shares excludes the unvested shares of restricted stock and the unissued shares related to the ESPP that would be anti-dilutive.

(6) Marketable Securities and Investments

Available-for-Sale Securities

As of June 30, 2005 and December 31, 2004, short-term available-for-sale debt securities were $1.2 billion and $1.1 billion, respectively. During the three and six-month periods ended June 30, 2005, the Company purchased $0.6 billion and $1.8 billion, respectively, of marketable securities as the Company sought to increase the rate of return on invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit. Sales of marketable securities during the three and six-month periods ended June 30, 2005 were approximately $1.3 billion and $1.7 billion, respectively.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income on short-term available-for-sale debt securities was $25 million and $47 million for the three and six-month periods ended June 30, 2005, respectively. There was no interest income on short-term available-for-sale debt securities for the three and six-month periods ended June 30, 2004.

Investments

On June 30, 2005, the Company sold a 35% interest in its equity investment in Avantel S.A. (“Avantel”) for $100 million in cash, reducing its ownership interest from 45% to 10%. The Company recognized a $32 million net gain, after administrative costs as other income in its condensed consolidated statement of operations for the three-month period ended June 30, 2005. As a result of the reduction in ownership interest, the Company will no longer account for its remaining interest in Avantel as an equity investment.

(7) Debt

Debt consisted of the following as of June 30, 2005 and December 31, 2004 (in millions):

	As of June 30, 2005	As of December 31, 2004
6.908% Senior Notes Due 2007	$1,983	$1,983
7.688% Senior Notes Due 2009	1,983	1,983
8.735% Senior Notes Due 2014	1,699	1,699
Capital leases and other (maturing through 2023)	250	268

Total	5,915	5,933
Less: current portion	22	24

Long-term portion	$5,893	$5,909

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

The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature on May 1, 2007, May 1, 2009 and May 1, 2014, respectively. Interest on the Senior Notes is payable semi-annually in arrears. The initial interest rates of the Senior Notes were 5.908%, 6.688% and 7.735%, respectively. The initial interest rates were subject to a one-time reset after the Company applied for and received ratings for the Senior Notes from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). In December 2004, the Company received B2 and B+ ratings from Moody’s and S&P, respectively. As such, the interest rate on the Senior Notes was increased by 1% effective December 15, 2004, and the higher rates were reflected during the three and six-month periods ended June 30, 2005. On May 2, 2005, the Company made its semi-annual interest payment of $212 million on the Senior Notes.

Commencing on May 1, 2005 with respect to the 2007 Senior Notes, May 1, 2006 with respect to the 2009 Senior Notes and May 1, 2009 with respect to the 2014 Senior Notes, the Company will have the right to redeem some or all of the Senior Notes. The initial call prices equal 102.454%, 102.844% and 103.3675% of the

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Senior Notes are subject to covenants that limit the Company’s ability to make certain cash distributions based on cumulative net income or loss since their issuance on the Emergence Date. Pursuant to Section 5.07 of the Plan, the Board of Directors was required to conduct a review of the Company’s cash needs to determine the amount of excess cash available based on certain parameters and to utilize any excess cash in accordance with the Board’s best business judgment to maximize shareholder value. If the excess cash is fully paid out to shareholders, any further dividends will be limited by the covenants in the Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings. Consequently, further dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding and, as of June 30, 2005 and December 31, 2004, the Company did not have any retained earnings available for distribution under such covenants.

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

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”), including the remaining $17 million of undrawn letters of credit on the Company’s pre-petition $1.6 billion credit facility. On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. In addition, the Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities were extended in April 2005 to mature in April 2006. The Company had $134 million and $137 million of letters of credit outstanding and $166 million and $162 million in availability as of June 30, 2005 and December 31, 2004, respectively. Additionally, as of December 31, 2004, the Company had $1 million reserved for issuance. As of June 30, 2005 and December 31, 2004, the Company pledged $141 million and $144 million, respectively, in cash as collateral for its outstanding letters of credit that has been classified as restricted cash in other current assets in its condensed consolidated balance sheets.

(8) Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains on available-for-sale securities. The following table sets forth the changes in comprehensive income (loss) (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$64	$(71)	$62	$(459)
Other comprehensive income (loss)
Foreign currency translation adjustments	3	(9)	(1)	(22)
Reclassification of foreign currency translation gains included in net income (loss)	(3)	—	(2)	—
Unrealized gain (loss) on available-for-sale securities	4	(4)	(3)	(4)

Total comprehensive income (loss)	$68	$(84)	$56	$(485)

(9) Severance and Restructuring Programs

During the three and six-month periods ended June 30, 2005, the Company terminated approximately 200 and 600 employees, respectively, across all business segments. During the three and six-month periods ended June 30, 2004, approximately 6,000 and 7,800 employees, respectively, across all business segments were terminated.

In the three and six-month periods ended June 30, 2005, the Company recorded $24 million and $36 million, respectively, as selling, general and administrative expenses and $2 million and $4 million, respectively, as costs of services and products for employee termination costs in its condensed consolidated statements of operations. In accordance with the Company’s severance plan, the amount of expense recorded during the three and six-month periods ended June 30, 2005 includes severance costs for approximately 1,300 employees whom the Company identified for termination as of June 30, 2005, but who will not be terminated until the third quarter of 2005. In the three and six-month periods ended June 30, 2004, the Company recorded $71 million and $112 million, respectively, as selling, general and administrative expenses and $19 million and $32 million, respectively, as costs of services and products for employee termination costs in its condensed consolidated statements of operations.

The Company identified certain properties which it planned to vacate and sublease, where possible. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded charges of $6 million and $15 million as selling, general and administrative expenses in its condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005. During the three and six-month periods ended June 30, 2004, the Company recorded a charge of $8 million as selling, general and administrative expenses in its condensed consolidated statement of operations.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s accrual of severance and other restructuring expenses and payments during the three and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three-Month Period Ended June 30, 2005		Three-Month Period Ended June 30, 2004
	Severance	Other	Severance	Other
Accrued balance, April 1	$17	$114	$39	$91
Expenses	26	6	90	8
Cash payments	(13)	(10)	(59)	—

Accrued balance, June 30	$30	$110	$70	$99

	Six-Month Period Ended June 30, 2005		Six-Month Period Ended June 30, 2004
	Severance	Other	Severance	Other
Accrued balance, January 1	$20	$108	$11	$92
Expenses	40	15	144	8
Cash payments	(30)	(13)	(85)	(1)

Accrued balance, June 30	$30	$110	$70	$99

(10) Discontinued Operations, Assets Held for Sale, and Other Divestitures

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

In November 2003, the Board of Directors approved a plan to dispose of the Company’s 19% economic investment in Embratel Participacoes S.A. (“Embratel”) as well as other Latin American entities. On March 15, 2004, the Company entered into a definitive agreement to sell its ownership interest in Embratel and other Latin American subsidiaries to Telefonos de Mexico. On April 27, 2004, these assets qualified as discontinued operations under SFAS No. 144 and, accordingly, all revenues and expenses were reclassified to discontinued operations. On July 23, 2004, the Company completed the divestiture for $400 million and recognized a $12 million gain on the sale, none of which was recorded as of June 30, 2004.

In June 2004, the Company decided to dispose of Proceda Tecnologia e Informatica S.A. (“Proceda”), an information technology outsourcing company in Brazil specializing in data center services, mainframe services,

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hosting, technical support, help desk management, integrated solutions, and e-business. These assets qualified as discontinued operations under SFAS No. 144 in June 2004 and, accordingly, all revenues and expenses were reclassified to discontinued operations. The operations were sold on December 2, 2004 for $3 million. The Company recognized an immaterial gain on the sale, none of which was recorded as of June 30, 2004.

In July 2004, the Company began to market for sale OzEmail Pty. Ltd (“OzEmail”), an Internet service provider providing dial-up, broadband and wireless products to Australian consumers and small business enterprises. The related assets qualified as discontinued operations under SFAS No. 144 in July 2004 and, accordingly, all revenues and expenses were reclassified to discontinued operations and all assets and liabilities were reclassified to “held for sale” in the condensed consolidated balance sheet as of December 31, 2004. On February 28, 2005, the Company completed the divestiture of OzEmail for $81 million and recognized a gain of $88 million within discontinued operations in its condensed consolidated statement of operations during the three-month period ended March 31, 2005. During the three-month period ended June 30, 2005, the Company reduced the gain by $2 million related to the final settlement of the agreement.

The condensed consolidated statements of operations reflect MMDS, Embratel (and other companies related to the transaction), Proceda, and OzEmail as discontinued operations. The combined operating results of these entities reflected in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 and 2004 are as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Revenues	$—	$625	$10	$1,298
Operating expenses	(1)	(593)	(10)	(1,206)
Interest expense	—	(26)	—	(49)
Miscellaneous expense	—	(12)	—	(25)
Minority interest	—	12	—	(2)
Income tax expense	—	(7)	—	(19)

Loss from discontinued operations	(1)	(1)	—	(3)
(Loss) gain on sale of OzEmail	(2)	—	86	—

(Loss) income from discontinued operations, net of tax	$(3)	$(1)	$86	$(3)

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

Douglas Lake

In February 2004, the Company sold Douglas Lake, a property owned by Mr. Bernard J. Ebbers, the Company’s former Chief Executive Officer, for $50 million, which was net of disposal costs. In 2004, the Company received a total of $37 million ($35 million in the three-month period ended March 31, 2004) in net proceeds in connection with the closing, and expects to receive additional proceeds of up to approximately $13

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the purchase agreement. The Company recorded a $4 million loss as selling, general and administrative expenses in the condensed consolidated statement of operations for the six-month period ended June 30, 2004 (none of which was recorded in the three-month period ended June 30, 2004). On July 21, 2005, the Company received cash proceeds of $4 million of the additional $13 million expected for partial resolution of the matters noted above.

Other Divestitures

On April 15, 2005, the Company entered into an agreement with vCustomer Corporation (“vCustomer”) to sell the majority of the Company’s Information Services & Solutions Division, specifically, Directory Assistance and General Operator Services (“DAOS”) call centers and Telerelay Services, for approximately $45 million in consideration. Pursuant to the terms of this transaction, approximately 1,850 MCI employees will be transferred to vCustomer, along with real estate leases and customer contracts supporting the business. The Company expects the divestiture to be completed in the third quarter of 2005.

In connection with this sale transaction, MCI and vCustomer will enter into commercial agreements for: (1) the provision of Operator and Call Center Services, whereby vCustomer will provide services for seven years to MCI to enable MCI to provide DAOS comparable to those services MCI provides pre-closing of the transaction; (2) the purchase by vCustomer of Directory Assistance listing information (name, address, telephone number, or zip code) from MCI for the provision of DAOS to third parties; and (3) the purchase by vCustomer of MCI Intelligent Network Services for certain of its telecommunications services needs.

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

The components of net postretirement benefit and pension costs for the three and six-month periods ended June 30, 2005 and 2004 are as follows (in millions):

	Three-Month Period Ended June 30, 2005		Three-Month Period Ended June 30, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated pension/postretirement benefit obligation	$7	$1	$7	$1
Expected return on plan assets	(8)	—	(8)	—
Amortization of net actuarial loss	—	—	—	1

Net periodic pension/postretirement benefit (income) expense	$(1)	$1	$(1)	$2

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-Month Period Ended June 30, 2005		Six-Month Period Ended June 30, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated pension/postretirement benefit obligation	$14	$1	$14	$2
Expected return on plan assets	(16)	—	(16)	—
Amortization of net actuarial loss	—	—	—	1

Net periodic pension/postretirement benefit (income) expense	$(2)	$1	$(2)	$3

In 2005, the Company does not expect to make a contribution to its defined benefit pension plans. In 2004, the Company contributed $2 million to its pension plans, none of which was contributed in the three and six-month periods ended June 30, 2004. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. Contributions of $1 million were made by the Company to its postretirement benefit plan during the three and six-month periods ended June 30, 2005, respectively. During the three and six-month periods ended June 30, 2004, no contributions were made by the Company to its postretirement benefit plan.

(12) Shareholders’ Equity

MCI Common Stock

On April 20, 2004, WorldCom merged with and into MCI and the separate existence of WorldCom ceased. MCI is a Delaware corporation and filed a new certificate of incorporation (“New Articles”). The New Articles authorized 3.0 billion shares of MCI common stock (“common stock”) with $0.01 par value. During the second quarter of 2004, the Company issued approximately 296 million shares of common stock to settle claims of debt holders, 10 million shares to settle the SEC civil penalty, and approximately 8.6 million shares for the MRSP.

Stock-based Compensation

The Company recorded $170 million of deferred stock-based compensation upon the issuance of approximately 8.6 million shares of restricted stock that were granted on the Emergence Date based on the fair value of the Company’s stock on the date of grant. On February 28, 2005, the Company recorded $75 million of deferred stock-based compensation upon the issuance of 3.3 million shares related to the MRSP. Deferred stock-based compensation on these issuances is being amortized over the vesting period of three or four years on a straight-line basis beginning on the issuance date. The Company recorded $3 million and $5 million to costs of services and products and $14 million and $26 million to selling, general and administrative expense in its condensed consolidated statement of operations during the three and six-month periods ended June 30, 2005, respectively. In addition, the Company reversed $3 million and $6 million of deferred stock-based compensation related to shares that will not vest due to employee terminations during the three and six-month periods ended June 30, 2005, respectively. The Company recorded approximately $2 million and $9 million to costs of services and products and selling, general and administrative expense, respectively, and reversed $10 million of deferred stock-based compensation related to shares that will not vest due to employee terminations, in its condensed consolidated statements of operations during the three-month period ended June 30, 2004.

Employee Stock Purchase Plan

During 2004, employees contributed $19 million to the ESPP, which was included in other current assets as restricted cash and was offset by $19 million in other current liabilities in the Company’s condensed consolidated

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet as of December 31, 2004. No contributions were made to the ESPP for the three and six-month periods ended June 30, 2004 as the ESPP was not initiated until the third quarter of 2004. In January 2005, the Company issued 1,531,531 shares to employees under the ESPP for the offering period ended December 31, 2004. During the offering period commencing January 1, 2005 (in March 2005, due to a ceiling in the number of shares available for issuance under the ESPP, the Company discontinued employee contributions to the ESPP), employees contributed $11 million to the ESPP. This amount was included in other current assets as restricted cash and was offset by $11 million in other current liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2005. In July 2005, employee contributions to the ESPP were converted into 640,973 shares of MCI common stock and issued to employees for the offering period ended June 30, 2005.

Dividends

On February 11, 2005, the Board of Directors, pursuant to Section 5.07 of the Plan, declared a cash dividend of $0.40 per share payable on March 15, 2005 ($130 million) to shareholders of record on March 1, 2005. The cash dividend was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheet as the Company did not have accumulated retained earnings available for dividends.

(13) Commitments and Contingencies

The filing of the Chapter 11 cases automatically stayed proceedings in private lawsuits relating to the Debtors’ pre-petition claims. The Company is proceeding to litigate claims filed in the Bankruptcy Court. Claims arising after the Petition Date were not discharged on emergence.

Right-of-Way Litigation. Prior to the Petition Date, the Company was named as a defendant in five putative nationwide and twenty-five putative state class actions involving fiber optic cable on railroad, pipeline and utility rights-of-way. The complaints allege that the railroad, utility and/or pipeline companies from which the Company obtained consent to install its fiber optic cable held only an easement in the right-of-way, and that the consent of the adjoining landowners holding the fee interest in the right-of-way was necessary to authorize installation. The complaints allege that because such consent was not obtained, the fiber optic network owned and operated by the Company trespasses on the property of putative class members. The complaints allege causes of action for trespass, unjust enrichment and slander of title, and seek injunctive relief, compensatory damages, punitive damages and declaratory relief. By the Petition Date, twenty-two putative class actions remained pending. In the remaining eight cases, class certification had been denied and/or the action had been dismissed. These cases were stayed as a result of the Company’s bankruptcy filing pursuant to the automatic stay provisions of the Bankruptcy Code. To the extent that the causes of action raised in those cases are solely pre-petition claims and the claimants did not file proofs of claim in the bankruptcy proceeding, the alleged liabilities are discharged.

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

The Company also is litigating in the Bankruptcy Court, and in several federal appellate courts, the question of whether the discharge injunction contained in the Modified Second Amended Joint Plan of Reorganization bars the initiation or continuation of actions outside of the Bankruptcy Court based on the continued presence of the fiber optic cable after the Company’s discharge from bankruptcy. To date, one federal appellate court has agreed with the Company’s position, and the Bankruptcy Court has issued decisions in three right-of-way cases finding that any further prosecution after the bankruptcy violates the discharge injunction. Two of the three Bankruptcy Court’s decisions are now on appeal in the federal District Court for the Southern District of New York.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana, and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date, the Company opted out of the nationwide settlement agreement and filed a notice in the bankruptcy proceedings rejecting that agreement. The Company has entered into an agreement, subject to approval by the Bankruptcy Court, to implement the Louisiana agreement as a pre-petition claim against the Company. The Company accrued for its estimate to settle the pre-petition litigation as of June 30, 2005 and December 31, 2004.

State Tax. In conjunction with the Company’s bankruptcy claims resolution proceeding, certain states have filed claims concerning the Company’s state income tax filings and its approach to related-party charges. To date, various states have filed proofs of claims in the aggregate amount of approximately $750 million. In addition, the State of Mississippi filed a claim in the aggregate amount of approximately $2 billion. On May 6, 2005, the Company reached a settlement with the State of Mississippi, wherein the State of Mississippi released the Company from all claims related to the state tax royalty program including these claims. In exchange for this release, the Company agreed to, among other things: (1) pay $100 million to the State of Mississippi; (2) pay $14 million to outside counsel for the State of Mississippi on account of attorney’s fees incurred by the State; (3) pay approximately $4 million to the Children’s Justice Center of Mississippi; and (4) transfer a parcel of real property and the improvements thereon located in Jackson, Mississippi to the State of Mississippi. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding the Company’s 2003 and 2004 tax filings and the calculation of taxes therein. On May 13, 2005, the settlement was approved by the Bankruptcy Court, and the Company has since made the required payments pursuant to the settlement agreement and is making arrangements to transfer the parcel of real property. To provide for this settlement, the Company recognized an increase to income tax expense in the six-month period ended June 30, 2005 of $104 million (none of which was recorded in the three-month period ended June 30, 2005) relating to a change in estimate for its state tax contingencies. The Company is in discussions with the remaining appropriate state taxing officials on these and other similar issues related to state income taxes owed by the Company and its subsidiaries.

On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG LLP (“KPMG”) from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code. The Company believes that the filing of this motion is merely a litigation tactic and that the motion has no merit. The Bankruptcy Court held hearings on the motion, at the conclusion of which the Bankruptcy Court took the matter under advisement. On June 30, 2004, the Bankruptcy Court denied this motion and the states have appealed the order denying the motion. The appeal has been stayed pursuant to agreement of the parties.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2005. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material to its consolidated financial condition, results of operations, or cash flows. The Company, where appropriate, accrued for its estimates to settle outstanding litigation as of June 30, 2005 and December 31, 2004.

(14) Income Taxes

During the three and six-month periods ended June 30, 2005, the Company recorded an income tax (benefit) expense of $(24) million and $95 million, respectively. During the three and six-month periods ended June 30, 2004, the Company recorded income tax expense of $29 million and $53 million, respectively.

In the six-month period ended June 30, 2005, income tax expense of $95 million was primarily due to a $104 million increase in the Company’s state income tax reserves to provide for the settlement with the State of Mississippi (see Note 13), $48 million of expense for foreign income taxes and interest on foreign income tax reserves and $41 million of expense for state income taxes and interest on state and federal income tax reserves. These amounts were offset by a $17 million benefit for changes to foreign income tax reserves and an $81 million benefit for favorable foreign currency fluctuations on foreign income tax reserves.

In the three-month period ended June 30, 2005, income tax benefit of $24 million resulted primarily from a $26 million benefit for changes to foreign income tax reserves and a $47 million benefit for favorable foreign currency fluctuations on foreign income tax reserves. These amounts were offset by $26 million of expense for foreign income taxes and interest on foreign income tax reserves and $23 million of expense for state income taxes and interest on state and federal income tax reserves. Additionally, the Company utilized $22 million of pre-fresh-start tax attributes which had a full valuation allowance as of the fresh-start date. As a result, under SOP 90-7, this benefit is not reflected in the Company’s current tax provision, but was applied to reduce intangible assets.

In the three and six-month periods ended June 30, 2004, income tax expense was primarily attributable to taxes on the income of the Company’s international subsidiaries and state income taxes, as well as interest and foreign currency fluctuations on its tax contingencies.

State Tax Contingencies. As of June 30, 2005 and December 31, 2004, the Company had accrued income tax liabilities related to state income tax contingencies, including claims regarding related-party charges and other state income tax matters, of $403 million and $408 million, respectively. The decrease in accrual for state income tax contingencies from December 31, 2004 to June 30, 2005 was primarily due to revised estimates of exposures from ongoing negotiations with state taxing authorities and interest accruals, offset by payments related to the settlement with the State of Mississippi (see Note 13). These contingencies are subject to ongoing discussions with the appropriate state taxing officials on these and other issues related to state income taxes. The outcome of these discussions could result in actual cash payments that differ from the amount accrued.

Other Tax Contingencies. In addition to the state contingencies relating to the Company’s approach to related-party charges, the Company has reserved for additional tax contingencies attributable to federal and foreign jurisdiction tax return filings. Such contingencies are for tax liabilities and related interest attributable to the ongoing audits of the Company’s federal tax returns, as well as certain tax positions taken on federal, state

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and foreign income tax returns for which the statutes remain open. These contingencies are subject to review and final settlements with federal and foreign tax authorities, of which the outcome could result in actual cash payments that differ from the amount accrued. As of June 30, 2005, the Company had accrued liabilities for income tax contingencies of $139 million and $747 million for federal and foreign income taxes, respectively. As of December 31, 2004, the Company had accrued liabilities for income tax contingencies of $137 million and $820 million for federal and foreign income taxes, respectively. Such amounts include changes in estimates, accruals for interest, and in the case of foreign income tax contingencies, significant impacts of unfavorable foreign exchange fluctuations.

(15) Business Segment Information

The Company’s business segments represent strategic business units based on the types of customers each segment serves. These segments consist of Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. These segments were determined in accordance with how the Company’s executive management analyzes, evaluates and operates the Company’s entire global operations.

The Company uses methodologies to fully allocate indirect costs to the business segments. These costs include expenses associated with the operation of the Company’s network, access costs and costs of services and products, indirect selling, general and administrative expenses, depreciation and amortization, and corporate functions. The allocation methodologies are based on statistical and operational data that is generated from the Company’s continuing operations. These amounts can fluctuate based upon the performance of the individual segments. The Company manages its business to utilize operating income (loss) information to evaluate the performance of its business segments and to allocate resources to them.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All revenues for the Company’s products and services are generated through external customers. The Company has three main product and service categories: voice, data and Internet. The segment results of operations for the three and six-month periods ended June 30, 2004 have been restated for comparability to the 2005 segment information to reflect changes to previously reported amounts for the impact of the transfer of certain customers among the business segments effective January 1, 2005. Financial information for each reportable business segment and revenue product line follows (in millions):

	Three-Month Period Ended June 30, 2005
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$446	$1,420	$936	$2,802
Data	547	330	337	1,214
Internet	173	220	274	667

Total revenues	1,166	1,970	1,547	4,683
Costs of sales and services	759	1,184	1,185	3,128
Selling, general and administrative expenses	274	597	298	1,169
Depreciation and amortization expenses	78	140	107	325

Operating income (loss)	$55	$49	$(43)	61

Interest expense				(116)
Miscellaneous income				98

Income from continuing operations before income taxes				$43

	Three-Month Period Ended June 30, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$457	$1,705	$1,029	$3,191
Data	577	415	377	1,369
Internet	163	182	317	662

Total revenues	1,197	2,302	1,723	5,222
Costs of sales and services	712	1,228	1,358	3,298
Selling, general and administrative expenses	259	767	292	1,318
Depreciation and amortization expenses	143	231	195	569

Operating income (loss)	$83	$76	$(122)	37

Interest expense				(95)
Miscellaneous income				17

Loss from continuing operations before income taxes				$(41)

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-Month Period Ended June 30, 2005
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$899	$2,916	$1,890	$5,705
Data	1,093	693	674	2,460
Internet	331	411	565	1,307

Total revenues	2,323	4,020	3,129	9,472
Costs of sales and services	1,513	2,351	2,417	6,281
Selling, general and administrative expenses	545	1,222	595	2,362
Depreciation and amortization expenses	156	286	211	653

Operating income (loss)	$109	$161	$(94)	176

Interest expense				(236)
Miscellaneous income				131

Income from continuing operations before income taxes				$71

	Six-Month Period Ended June 30, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$914	$3,485	$2,159	$6,558
Data	1,140	833	759	2,732
Internet	337	365	648	1,350

Total revenues	2,391	4,683	3,566	10,640
Costs of sales and services	1,492	2,559	2,811	6,862
Selling, general and administrative expenses	566	1,670	685	2,921
Depreciation and amortization expenses	277	436	377	1,090

Operating income (loss)	$56	$18	$(307)	(233)

Interest expense				(195)
Miscellaneous income				25

Loss from continuing operations before income taxes				$(403)

(16) Subsequent Events

On July 28, 2005, the Company entered into an agreement to acquire substantially all of the assets of Totality Corporation, a privately-held provider of integrated technology management products and services, for approximately $70 million in cash. The closing of the acquisition is subject to obtaining certain regulatory approvals and other closing conditions contained in the acquisition agreement.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes provided in Part 1, Item 1 herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005 and our Current Report on Form 8-K filed with the SEC on July 1, 2005.

Business Overview

We are one of the world’s leading global communication companies, providing a broad range of services in virtually every country throughout the world. Each day, we provide Internet, data and voice communication services for thousands of businesses and government entities throughout the world and millions of consumer customers in the United States. We own and operate one of the most extensive communications networks in the world, comprising approximately 100,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. In addition to transporting customer traffic over our network, we provide value-added services that make communications more secure, reliable and efficient, and we provide managed network services for customers that outsource all or portions of their communications and information processing operations.

We conduct our business primarily using the brand name MCI. References herein to “MCI,” “we,” “us,” “our” or the “Company” refer to MCI, Inc., a Delaware corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

We operate in three business segments which are: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. These segments represent strategic business units based on the types of customers each segment serves, and were determined in accordance with how our executive management analyzes, evaluates and operates our entire global operations. We allocate indirect costs, which include expenses associated with the operation of our network (access costs and costs of services and products) as well as indirect selling, general and administrative expenses, depreciation and amortization expenses, and corporate expenses, to the business segments based on statistical and operational data generated from our continuing operations.

Pending Merger

On February 14, 2005, Verizon Communications Inc. (“Verizon”), MCI and a wholly-owned subsidiary of Verizon (“Merger Sub”) entered into an Agreement and Plan of Merger, which was subsequently amended as of March 4, 2005, March 29, 2005, and May 1, 2005 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, MCI will merge with and into the Verizon subsidiary (the “Merger”), with Merger Sub continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into MCI, with MCI as the surviving person).

Subsequent to the date the original Merger Agreement was entered into among MCI, Verizon and Merger Sub on February 14, 2005, Qwest Communications International, Inc. (“Qwest”) submitted a number of revised merger proposals to MCI. MCI and Qwest engaged in ongoing discussions regarding Qwest’s revised proposals and engaged in additional information exchanges, and the Board of Directors held a number of meetings to review and evaluate the revised proposals. On May 2, 2005, MCI announced that its Board of Directors had concluded that the Merger Agreement, as amended to reflect Verizon’s most recent revised proposal, was superior to Qwest’s latest offer.

Pursuant to the Merger Agreement as amended, at the effective time and as a result of the Merger, each share of MCI common stock will be converted into the right to receive the number of shares of Verizon common stock equal to the greater of (i) 0.5743 shares, and (ii) the quotient obtained by dividing $20.40 by the average of the volume weighted averages of the trading prices of Verizon common stock, as these prices are reported on the New York Stock Exchange Composite Transactions Tape, for each of the 20 trading days ending on the third trading day immediately preceding the closing of the Merger (although Verizon has the option to elect to pay additional cash instead of issuing additional shares over the 0.5743 exchange ratio). The terms of the Merger Agreement also provide that the Board of Directors will, except to the extent prohibited by applicable law or covenants in certain existing indentures, declare and pay a special cash dividend, to be paid shortly after approval of the merger by shareholders, in an amount up to $5.60 per share minus the per share amount of any dividend declared by MCI between February 14, 2005 and the closing of the Merger. The Merger Agreement contains a purchase price adjustment mechanism based on MCI’s bankruptcy claims and certain tax liabilities that could reduce the consideration to be paid to MCI’s stockholders. Pursuant to the Merger Agreement, all outstanding MCI stock-based awards at the effective time will be replaced by a grant of Verizon stock-based awards.

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

On April 9, 2005, Verizon entered into a stock purchase agreement to purchase approximately 43.4 million shares of MCI common stock from eight entities affiliated with Mr. Carlos Slim Helu for $25.72 per share in cash, plus an additional cash amount of three percent per annum from April 9, 2005 until the closing date, plus a potential adjustment amount payable at the end of one year.

Voluntary Reorganization under Chapter 11

On July 21, 2002, WorldCom, Inc. (“WorldCom”) and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (“Chapter 11”). On November 8, 2002, WorldCom filed voluntary petitions for an additional 43 of its domestic subsidiaries (collectively with the Initial Filers, the “Debtors”). The Debtors continued to operate their businesses and manage their properties as Debtors-In-Possession through the close of business on April 19, 2004. On April 20, 2004 (the “Emergence Date”), the plan of reorganization (the “Plan”) was consummated at which time WorldCom merged with and into MCI and the separate existence of WorldCom ceased.

Fresh-Start Reporting

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we adopted fresh-start reporting as of the close of business on December 31, 2003, and our consolidated balance sheet as of December 31, 2003 gave effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet were subject to adjustment as estimated valuations and other analyses were finalized. During 2004, the net increase in total assets from fresh-start adjustments to our consolidated balance sheet was $43 million, which has been reflected in our December 31, 2004 condensed consolidated balance sheet included herein. As these adjustments were recorded throughout 2004, the cumulative impact for each adjustment on depreciation and amortization expense was recorded during the three-month period in which each fresh-start adjustment was recorded. During the three and six-month periods ended June 30, 2005, we recorded a $22 million decrease to intangible assets related to the utilization of pre-fresh-start tax attributes which had a full valuation allowance as of the fresh-start date.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates.

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

As a result of the Federal Communications Commission’s (“FCC”) unbundling rules on remand from the United States Court of Appeals for the District of Columbia in the Triennial Review Order proceedings, we have been forced to raise residential phone service prices in some markets and may be forced to pull out of others.

During the first half of 2005, we continued to actively market local products where it was profitable to do so. The FCC issued final rules governing rates the regional Bell operating companies (“RBOCs”) could charge wholesale unbundled network element platforms (“UNE-P”) customers such as MCI. Effective March 11, 2005, these rules allowed for a one dollar increase in per-line, per-month UNE-P charges for all UNE-P lines in service as of that date. Such lines added after March 11, 2005 would be subject to “market-based” rates set by the RBOCs as implemented through interconnection agreements in various states. Furthermore, on March 11, 2006, all UNE-P lines in service will be subject to “market-based” rates. In order to mitigate the significant UNE-P access cost increases expected in March 2006, we entered into negotiations with the three RBOCs with whom we did not have existing commercial agreements for UNE-P and signed commercial agreements with all three during the first half of 2005. These new agreements, as well as the agreement signed last year, protect a substantial portion of our existing subscriber base from significant cost increases in the future. However, these agreements do allow for immediate increases in UNE-P costs for existing lines that are larger than the FCC ordered. These increases had an impact on our first half of 2005 operating results. Furthermore, under the terms of the commercial agreements, there are measured cost increases at regular intervals during the next several quarters which will increase our access costs in the future and may increase these costs as a percentage of revenues. As a result, new local service account installs and revenues may decrease from current levels in future periods.

We expect revenues and expenses to continue to decline during the remainder of 2005. The most significant portion of the revenue decline will be in our Mass Markets business within our U.S. Sales & Service segment, which faces intense regulatory and competitive pressures. We may also experience declines in our wholesale business within our International & Wholesale Markets segment as we continue to strive to achieve higher margins in this business. We continue to focus on lowering our operating expenses as we strive to achieve a more efficient cost structure. However, we cannot guarantee that our cost-cutting measures, such as reduced headcount and facilities, support services and outside services, will continue to fully offset revenue declines and increases in access costs. In addition, in connection with the anticipated merger transaction with Verizon, in April 2005, our Board of Directors adopted a broad-based retention program to help ensure the retention of key employees. An aggregate amount of approximately $118 million will be made available for awards under the retention program. None of our named executive officers will be participating in the retention program. Three payments will be made under the program, beginning in August 2005, with the third and final payment occurring 60 days following the completion of the merger. None of the amount was recognized in our consolidated results for the three and six-month periods ended June 30, 2005. However, a portion of this amount will impact our operating results in the second half of 2005.

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Revenues
Voice	$2,802	$3,191	$5,705	$6,558
Data	1,214	1,369	2,460	2,732
Internet	667	662	1,307	1,350

Total revenues	4,683	5,222	9,472	10,640
Operating expenses:
Access costs	2,512	2,674	5,056	5,576
Costs of services and products (excluding depreciation and amortization included below of $244 and $445 in the three-month periods ended June 30, 2005 and 2004, respectively, and $485 and $839 in the six-month periods ended June 30, 2005 and 2004, respectively)	616	624	1,225	1,286
Selling, general and administrative	1,169	1,318	2,362	2,921
Depreciation and amortization	325	569	653	1,090

Total operating expenses	4,622	5,185	9,296	10,873

Operating income (loss)	61	37	176	(233)
Other (expense) income, net:
Interest expense	(116)	(95)	(236)	(195)
Miscellaneous income, net	98	17	131	25

Income (loss) from continuing operations before income taxes	43	(41)	71	(403)
Income tax (benefit) expense	(24)	29	95	53

Income (loss) from continuing operations	67	(70)	(24)	(456)
(Loss) income from discontinued operations, net of tax	(3)	(1)	86	(3)

Net income (loss)	$64	$(71)	$62	$(459)

Revenues. Revenues are comprised of voice (includes both long distance and local), data and Internet services, as well as network technology solutions. High-volume customers are connected to our global voice network through dedicated access lines, while lower volume customers are connected through switched access provided either by us or by an incumbent local exchange carrier. We also provide calling cards, voice messaging, speed dialing, and information service access to our business customers, as well as other value-added voice communication services such as Voice-over-Internet Protocol (“VOIP”). To our residential customers, we offer not only long distance, local, and high-speed Internet access services, but also bundled packages such as “the Neighborhood”, and various transaction services. Revenues derived from long distance and local voice services are recognized at the time of customer usage based upon minutes of traffic carried and upon tariff or contracted fee schedules.

Data services include utilization of our frame relay, asynchronous transfer mode (“ATM”) and IP networks to provide high bandwidth data transmission services over both public and private networks. Revenues from data services are recorded at the time service is provided based on monthly service fees.

Internet services include access services built around our global Internet backbone, Internet-based virtual private networks (“IP VPN”), private Internet protocol (“PIP”) networks, and web hosting services. Revenue derived from Internet services is recognized at the time the service is provided.

We also derive a portion of our revenues from the sale and installation of telecommunications equipment, including central office based remote access equipment and customer premise equipment.

For the three and six-month periods ended June 30, 2005, revenues decreased by $539 million, or 10%, and by $1.2 billion, or 11%, respectively, as compared to the same prior year periods. Voice services revenues for the three and six-month periods ended June 30, 2005 decreased by $389 million and by $853 million, respectively, as compared to the same prior year periods. Long distance voice revenues for the three and six-month periods ended June 30, 2005 declined $347 million and $803 million, respectively, as compared to the same prior year periods, primarily as a result of lower rates, volumes and segment mix. We generated slightly higher volumes in the Enterprise Markets and International & Wholesale Markets segments during the three and six-month periods ended June 30, 2005, which positively impacted long distance revenues by $103 million and $141 million, respectively, as compared to the same prior year periods. During the three and six-month periods ended June 30, 2005, these increases were more than offset by volume declines of 27% within Mass Markets, primarily driven by the RBOCs’ participation in the long distance markets and wireless substitution. Mass Markets volume declines reduced long distance revenues by $217 million and $462 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. Additionally, long distance rate decreases accounted for $229 million and $457 million of the long distance revenue declines during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, due to continued competitive pressures across all segments.

Local voice revenues for the three and six-month periods ended June 30, 2005 decreased by $42 million and $50 million, respectively, as compared to the same prior year periods, primarily due to pricing pressure and evolving FCC policies related to UNE-P pricing.

Data services revenues in the three and six-month periods ended June 30, 2005 decreased by $155 million and $272 million, respectively, as compared to the same prior year periods, primarily from continued rate pressure and customer migration to IP services.

Internet services revenues in the three and six-month periods ended June 30, 2005 increased by $5 million and decreased by $43 million, respectively, as compared to the same prior year periods. The increase in the three-month period ended June 30, 2005 is primarily due to increases in our new Business Class IP product line. The decline in the six-month period ended June 30, 2005 is primarily due to the general migration of customers from dial-up services to broadband services.

Included in our revenues for the three and six-month periods ended June 30, 2005 was an increase of $46 million and $88 million, respectively, attributable to changes in foreign currency exchange rates, as compared to an increase of $66 million and $182 million, respectively, in the same prior year periods. In addition, our 2005 first half revenues included a benefit of $24 million from customer settlements reached during the first quarter of 2005. Our 2004 first half revenues included a benefit of $32 million related to creditor claims recorded during the second quarter of 2004.

Operating expenses.

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenues. Access costs as a percentage of total revenues were 54% for the three-month period ended June 30, 2005 as compared to 51% for the same prior year period, and 53% for the six-month period ended June 30, 2005 as compared to 52% for the same prior year period. During the three and six-month periods ended June 30, 2004, access costs were partially offset by a $95 million benefit for a change in estimate to previously recorded expenses regarding USF contributions ($68 million related to 2003) resulting in a lower percentage of access costs to total revenues in the three and six-month periods of 2004.

Access costs decreased by $162 million and $520 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. The decrease in access costs during the three-month period ended June 30, 2005 was driven in part by a 9% decrease in domestic long distance volumes and decreased outbound international volumes of 10%, partially offset by an increase of 5% in international traffic volumes outside of the U.S. as compared to the same prior year period. The decrease in access costs during the six-month period ended June 30, 2005 was driven in part by an 11% decrease in domestic long distance volumes and decreased outbound international volumes of 9%, partially offset by an increase of 3% in international traffic volumes outside of the U.S. as compared to the same prior year period. We continued to experience growth in demand for data and Internet capacity in the three and six-month periods ended June 30, 2005, although associated access costs have declined by approximately $75 million and $175 million, respectively, as compared to the same prior year periods. Access cost reductions in the second quarter of 2005 were achieved by converting Internet and dedicated traffic to our own network facilities and by optimizing our international network. These cost saving initiatives were integral in reducing the average transmission costs per customer circuit from prior year levels. Included in access costs was an increase of approximately $28 million and $54 million attributable to changes in foreign currency exchange rates during the three and six-month periods ended June 30, 2005, respectively, as compared to an increase of approximately $43 million and $119 million in the same prior year periods. Local services access costs increased by $30 million and $39 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, as a result of increased UNE-P rates from Public Utility Commissions and new commercial agreements. These cost increases were partially offset by declining customer volumes of $29 million and $36 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods.

We expect access costs will decline due to our continued cost containment initiatives. The impact of increased UNE-P rates will have a greater impact in future periods as the three new commercial agreements were executed during the first half of 2005.

Costs of services and products. Costs of services and products (“COSP”) include the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs. For the three and six-month periods ended June 30, 2005, COSP was 13% of our consolidated revenues, as compared to 12% for the same prior year periods. While revenues have decreased during 2005 as compared to 2004, COSP as a percentage of revenues has increased. As COSP includes some fixed costs that are not directly related to revenues, these costs may not fluctuate proportionately with changes in our revenues.

COSP expenses decreased by $8 million and $61 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. The decreases were primarily attributable to lower headcount as compared to the same prior year periods. Compensation-related costs decreased by $8 million and $50 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. Included in compensation-related costs were severance costs of $2 million and $4 million for the three and six-month period ended June 30, 2005 as compared to $19 million and $32 million in the three and six-month periods ended June 30, 2004. In addition, in the three and six-month periods ended June 30, 2005, we reduced our expense by $12 million and $23 million, respectively, due to reduction of property tax accruals and contingencies. Offsetting these decreases were increases of $11 million and $18 million, respectively, for costs relating to increased resale equipment sales.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, and corporate administrative costs, such as finance, legal and human resources.

We continued to incur reorganization costs during the three and six-month periods ended June 30, 2005 and 2004. For the three and six-month periods ended June 30, 2005, the amounts of such expenses were $14 million and $16 million, respectively, and were primarily related to professional services related to our bankruptcy proceedings. For the three and six-month periods ended June 30, 2004, the amounts of these expenses were $10 million and $26 million, respectively. These costs are included below as outside services.

SG&A expenses decreased by $149 million and $559 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, primarily due to changes in our business strategy, as well as continued cost-cutting and process improvement initiatives. Lower revenues, as well as continual improvement in collections of receivables from historical levels, contributed to lower bad debt expense of $65 million and $156 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. Outside services expense, primarily for professional services, declined by $48 million and $136 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, principally from substantial accounting and legal fees incurred in 2004 as we prepared for our emergence from bankruptcy. Compensation-related costs declined $37 million and $141 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, primarily reflecting the impact of our 2004 force reductions and lower commission expenses. Included in compensation-related costs were severance costs of $24 million and $36 million for the three and six-month period ended June 30, 2005 as compared to $71 million and $112 million in the three and six-month periods ended June 30, 2004. Additionally, during the three and six-month periods ended June 30, 2005, we reduced our advertising costs by $21 million and $73 million, respectively, as compared to the same prior year periods, primarily due to reduced spending in media and direct mail advertising in our consumer and local business areas.

We recognized a $20 million and $37 million benefit in the three and six-month periods ended June 30, 2005, respectively, and a $38 million benefit in the three and six-month periods ended June 30, 2004 due to reductions in international value added tax liabilities primarily from favorable tax settlements. Also, during the three and six-month periods ended June 30, 2005, we recorded net settlement gains of $31 million and $36 million, respectively, from the settlement of creditor claims. These benefits were partially offset by $22 million and $29 million in merger related expenses incurred during the three and six-month periods ended June 30, 2005, respectively.

During the three and six-month periods ended June 30, 2004, we realized benefits due to certain adjustments recorded in the second quarter of 2004 including $44 million from certain provisions of our outsourcing agreement with EDS, a $20 million reduction in bad debt expense from our equity investment in Avantel S.A. (“Avantel”) (included in the change in bad debt expense for the comparative periods noted above), and an $11 million benefit from the settlement of creditor claims.

Depreciation and amortization. Depreciation and amortization expense is primarily affected by the carrying value of our assets, which is directly impacted by our capital expenditure program and impairment charges. Depreciation and amortization expense decreased by $244 million and $437 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. The decrease in expense was primarily due to a reduction in our asset carrying values related to pre-tax impairment charges of $3.5 billion recorded in the third quarter of 2004.

Operating income (loss). For the three-month period ended June 30, 2005, operating income was $61 million on revenues of $4.7 billion, an increase of $24 million from operating income of $37 million on revenues of $5.2 billion for the same prior year period. For the six-month period ended June 30, 2005, operating income was $176 million on revenues of $9.5 billion, an increase of $409 million from an operating loss of $233 million on revenues of $10.6 billion for the same prior year period. The increase in profitability was primarily due to a decrease of 11% and 15% in our operating expenses for the three and six-month periods ended June 30, 2005, respectively, as discussed above, which more than offset the 10% and 11% declines in our revenues as compared to the same prior year periods. Although revenues were positively impacted in the second quarter and first half of 2005 and 2004 as a result of changes in foreign currency exchange rates, we experienced an offsetting increase in operating expenses and as such, fluctuations in foreign currency rates did not materially impact operating income.

Interest expense. Interest expense increased by $21 million and $41 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. This increase was attributable to the one-time reset of the coupon rates of our Senior Notes. The reset resulted in a coupon rate increase of 1% that was effective on December 15, 2004 after we received ratings on our Senior Notes.

Miscellaneous income, net. Miscellaneous income includes interest income, results of our equity investments, and foreign currency translation gains and losses. Miscellaneous income increased by $81 million and $106 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. The increase in the three and six-month periods ended June 30, 2005 was primarily related to increased interest income of $31 million and $59 million, respectively, as compared to the same prior year periods. This increase was a result of our increased investment in marketable securities. Additionally, in the second quarter of 2005, we divested a 35% interest in Avantel for $100 million, resulting in a net gain of $32 million and reducing our ownership interest from 45% to 10%.

Income tax (benefit) expense. Income tax (benefit) expense was $(24) million and $95 million in the three and six-month periods ended June 30, 2005, respectively, and $29 million and $53 million, respectively, in the three and six-month periods ended June 30, 2004. In the three-month period ended June 30, 2005, income tax benefit of $24 million resulted primarily from a $26 million benefit for changes to foreign income tax reserves and a $47 million benefit for favorable foreign currency fluctuations on foreign income tax reserves. These amounts were offset by $26 million of expense for foreign income taxes and interest on foreign income tax reserves and $23 million of expense for state income taxes and interest on state and federal income tax reserves. In the six-month period ended June 30, 2005, income tax expense of $95 million was primarily due to a $104 million increase in our state income tax reserves to provide for the settlement with the State of Mississippi, $48 million of expense for foreign income taxes and interest on foreign income tax reserves and $41 million of expense for state income taxes and interest on state and federal income tax reserves. These amounts were offset by a $17 million benefit for changes to foreign income tax reserves and an $81 million benefit for favorable foreign currency fluctuations on foreign income tax reserves. In the three and six-month periods ended June 30, 2004, income tax expense was primarily attributable to taxes on the income of our international subsidiaries and state income taxes, as well as interest and foreign currency fluctuations on our tax contingencies.

(Loss) income from discontinued operations, net of tax. Discontinued operations for 2004 reflected the operating results of our Multichannel Multipoint Distribution Service (“MMDS”), Embratel Participações S.A. (“Embratel”), and Proceda Tecnologia e Informatica S.A. businesses which were all sold prior to December 31, 2004, as well as OzEmail Pty. Ltd (“OzEmail”), which was sold in February 2005. For the six-month period ended June 30, 2005, discontinued operations income of $86 million primarily represents the gain on the divestiture of OzEmail. We recorded a gain of $88 million in the three-month period ended March 31, 2005, which was reduced by a loss of $2 million in the three-month period ended June 30, 2005 as a result of final adjustments to the sales agreement.

Net income (loss). For the three-month period ended June 30, 2005, net income was $64 million as compared to a net loss of $71 million in the same prior year period. This $135 million change primarily resulted from a $24 million improvement from our 2004 operating income of $37 million, an increase in miscellaneous income of $81 million and a decrease of $53 million in income tax expense in the three-month period ended June 30, 2005 as compared to the same prior year period.

For the six-month period ended June 30, 2005, net income was $62 million as compared to net loss of $459 million in the same prior year period. This $521 million change primarily resulted from a $409 million improvement from our 2004 operating loss of $233 million, a $106 million increase in miscellaneous income and income of $86 million in the six-month period ended June 30, 2005 from discontinued operations as compared to a loss in the same prior year period of $3 million.

Segment Results of Operations

All revenues are generated through external customers from three main product and service categories: Voice, Data, and Internet.

The segment results of operations for the three and six-month periods ended June 30, 2004 have been restated for comparability to the 2005 segment information to reflect changes to previously reported amounts for the impact of the transfer of certain customers among the business segments effective January 1, 2005. Financial information for each of our reportable business segments and revenue product lines is as follows:

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

During the three and six-month periods ended June 30, 2005 and 2004, the operating income of our Enterprise Markets segment was as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Revenues:
Voice	$446	$457	$899	$914
Data	547	577	1,093	1,140
Internet	173	163	331	337

Total revenues	$1,166	$1,197	$2,323	$2,391
Costs of sales and services	759	712	1,513	1,492
Selling, general and administrative	274	259	545	566
Depreciation and amortization	78	143	156	277

Operating income	$55	$83	$109	$56

Revenues. For the three and six-month periods ended June 30, 2005, Enterprise Markets revenues were 25% of our consolidated revenues as compared to 23% and 22% in the same prior year periods, respectively. Voice services revenues declined $11 million, or 2%, and $15 million, or 2%, during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, mainly driven by lower long distance revenues in our Government business, which were primarily a result of volume declines. Government volumes decreased 5% during the three and six-month periods ended June 30, 2005, as compared to the same prior year periods. These declines were partially offset by growth in our long distance revenues generated by our System Integrators business, which were a result of volume increases of 7% and 6% during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, and growth in the local voice services revenues within our Global business.

Data services revenues declined $30 million, or 5%, and $47 million, or 4%, during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. This decrease was primarily due to declines in our Global business of $46 million and $85 million for the three and six-month periods ended June 30, 2005, respectively, which were driven by price erosion and product migration from traditional data services to more efficient IP-based technology. During the three and six-month periods ended June 30, 2005, revenues for traditional data services, which include frame relay and point-to-point private line, declined by $27 million, or 6%, and $55 million, or 6%, respectively, as compared to the same prior year periods. Partially offsetting the revenue decline was an increase in data revenues from the Government channel of $16 million and $36 million during the three and six-month periods ended June 30, 2005, primarily due to higher revenues related to managed service projects.

Internet services revenues increased $10 million, or 6%, and declined $6 million, or 2%, during the three and six-month periods ended June 30, 2005, as compared to the same prior year periods. The increase can be attributed to growth in our PIP and IP VPN products, while the decrease primarily reflected the general migration of customers from dial-up to broadband services. Revenues from PIP services and IP VPN increased by $18 million and $31 million in the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. In contrast, Internet revenues from dial-access technologies declined by $19 million and $46 million in the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods.

During the second quarter of 2005, rate pressures were the predominant factor inhibiting revenue growth across the voice, data, and Internet product categories. Average contract pricing declined sequentially in the low single digit percentages. This rate of decline was smaller in 2005 as compared to the first half of 2004.

The Enterprise Markets segment continues to focus on providing customer solutions with emphasis on local and wide area network management, integrating contact centers, hosting and comprehensive security services supporting our overall movement to IP-based platforms. Revenues in this portfolio increased by $15 million and $29 million in the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. These revenues are spread across the voice, data and Internet categories identified above.

Costs of sales and services. Costs of sales and services were 65% of segment revenues for the three and six-month periods ended June 30, 2005, respectively, as compared to 59% and 62% for the same prior year periods. Actual expenses increased by $47 million and $21 million for the three and six-month periods, respectively, as compared to the same prior year periods, as higher 2005 product volumes coupled with lower revenue rates resulted in higher actual expenses as well as in a higher percentage of revenues in 2005 as compared to 2004. In addition, during the three and six-month periods ended June 30, 2004, costs of sales and services were partially offset by a $26 million change in previously recorded expenses regarding contributions to the USF.

Selling, general and administrative expenses. SG&A expenses increased by $15 million and decreased by $21 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. The increase was due to investment in delivery of next-generation IP services and managed customer solutions offset by lower bad debt expense. The decrease was due to lower bad debt expense and the reduction in significant accounting and legal fees for the restatement, internal controls, and emergence processes.

Depreciation and amortization. Depreciation and amortization expense decreased by $65 million and $121 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. This decline was primarily due to a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating income. For the three-month period ended June 30, 2005, Enterprise Markets had operating income of $55 million as compared to $83 million for the same prior year period. For the six-month period ended June 30, 2005, Enterprise Markets had operating income of $109 million as compared to $56 million for the same prior year period. The decline in operating performance during the three-month period ended June 30, 2005, as compared to the same prior year period, was primarily attributable to declining revenues in our traditional services combined with higher expenses related to investment in delivery of managed customer solutions, partially offset by decreased depreciation and amortization expense as a result of our 2004 impairment charges as well as the inclusion in the three-month period ended June 30, 2004 of a $26 million benefit related to USF. The improvement in operating performance during the six-month period ended June 30, 2005, as compared to the same prior year period, is primarily due to declining revenues and increased cost of sales and services due to investment in delivery of managed customer solutions, which were more than offset by lower depreciation and amortization expense and lower SG&A expense due to our cost-cutting measures and decreased professional fees associated with the restatement, internal controls, and emergence processes.

U.S. Sales & Service

This segment serves our Mass Markets business, which includes subscription-based residential and certain small business accounts, and transactional products including 10-10-987, 10-10-220, 1-800-COLLECT, MCI Prepaid card, and our Commercial Accounts business which serves small to large business accounts. Commercial Accounts also includes our SkyTel business, which provides wireless email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to customers throughout the United States.

For the three and six-month periods ended June 30, 2005 and 2004, the operating income of our U.S. Sales & Service segment was as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Revenues:
Voice	$1,420	$1,705	$2,916	$3,485
Data	330	415	693	833
Internet	220	182	411	365

Total revenues	1,970	2,302	4,020	4,683
Costs of sales and services	1,184	1,228	2,351	2,559
Selling, general and administrative	597	767	1,222	1,670
Depreciation and amortization	140	231	286	436

Operating income	$49	$76	$161	$18

Revenues. For the three and six-month periods ended June 30, 2005, U.S. Sales & Service revenues were 42% of consolidated revenues versus 44% as compared to the same prior year periods.

Mass Markets. For the three and six-month periods ended June 30, 2005, Mass Market revenues were 53% and 54% of our segment revenues, as compared to 56% in the same prior year periods. For the three and six-month periods ended June 30, 2005 and 2004, the amounts of product line revenues of our Mass Markets business were as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Subscription services
Long-distance voice services	$489	$632	$1,021	$1,315
Local voice services	439	473	888	925
Other services (includes data and Internet)	7	8	17	16

Total subscription services	935	1,113	1,926	2,256
Transaction services	112	181	234	388

Total Mass Markets Revenues	$1,047	$1,294	$2,160	$2,644

The decline in subscription service revenues of 16% and 15% during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, was primarily the result of continued long distance volume declines of $161 million and $325 million, respectively, as compared to the same prior year periods, which were driven by customer losses. The average number of residential and small business long distance subscribers, which includes local customers who subscribe to long distance services, declined approximately 26% and 25% during the three and six-month periods ended June 30, 2005, as compared to the same prior year periods. Subscriber losses were driven by a decrease in sales activities attributed to the ongoing efforts to manage the business for optimal profit. The combined residential and small business long distance subscriber count at the end of the second quarter of 2005 was approximately 7.7 million as compared to 10 million customers at June 30, 2004. Subscription services long distance rates were up slightly during the three and six-month periods ended June 30, 2005 as compared to the same prior year periods.

Local voice services revenues declined by $34 million and $37 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, driven primarily by local subscriber decline. On average, residential and small business local customers decreased by approximately 12% and 10 % during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. The combined residential and small business local subscriber count at June 30, 2005 was 3.1 million as compared to 3.7 million at June 30, 2004. Increases in monthly fees helped to partially mitigate revenue declines from subscriber losses.

Transaction services, which is comprised of a dial-around product suite (1-800-COLLECT, 10-10-321, 10-10-220, 10-10-987) and prepaid card services, declined $69 million and $154 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. These declines were mainly driven by volume decreases in both dial-around products and prepaid card services of $54 million and $127 million during the same periods, primarily due to the elimination of marketing activity in support of the dial-around product suite and the continued declines in the overall wire-line long distance market. The remaining portion of the revenue decreases can be attributed to lower average rates, driven by product mix.

During the first half of 2005, we continued to actively market local products where it was profitable to do so. The FCC issued final rules governing rates the RBOCs could charge wholesale UNE-P customers such as MCI. Effective March 11, 2005, these rules allowed for a one dollar increase in per-line, per-month UNE-P charges for all UNE-P lines in service as of that date. Such lines added after March 11, 2005 would be subject to “market-based” rates set by the RBOCs as implemented through interconnection agreements in various states. Furthermore, on March 11, 2006, all UNE-P lines in service will be subject to “market-based” rates. In order to mitigate the significant UNE-P access cost increases expected in March 2006, we entered into negotiations with the three RBOCs with whom we did not have existing commercial agreements for UNE-P. The negotiations are now complete and we signed commercial agreements with these three RBOCs during the first half of 2005. These new agreements, as well as the agreement signed last year, protect a substantial portion of our existing subscriber base from significant cost increases in the future. However, these agreements do allow for immediate increases in UNE-P costs for existing lines that are larger than the FCC ordered. These increases had an impact on our 2005 results. Furthermore, under the terms of the commercial agreements, there are measured cost increases at regular intervals during the next several quarters. As a result, new local service account installs and revenues may decrease from current levels in future periods.

Commercial Accounts. During the three and six-month periods ended June 30, 2005, Commercial Accounts revenues were 47% and 46% of our segment revenues, as compared to 44% during the same prior year periods. For the three and six-month periods ended June 30, 2005 and 2004, the amounts of product line revenues of our Commercial Accounts business were as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Voice	$380	$419	$773	$857
Data	326	410	683	824
Internet	217	179	404	358

Total Commercial Accounts Revenues	$923	$1,008	$1,860	$2,039

Voice services revenues decreased $39 million and $84 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, primarily from a 10% reduction in long distance rates during both periods, and a 2% and 4% decline in long distance volume in the three and six-month periods ended June 30, 2005, respectively. Rate erosion was primarily a result of aggressive pricing in the marketplace, particularly in the small-sized business markets. Usage decline was primarily a result of customer downsizing and consolidation, as well as product substitution.

Data services revenues decreased $84 million and $141 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, primarily due to rate declines as a result of market pricing pressure and product substitution as customers moved from Frame to PIP and IP VPN networks.

Internet services revenues increased $38 million and $46 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods due to increased sales of internet products to new customers as well as growth in our existing customer base. The increase was primarily related to growth in our PIP product. The increases were partially offset by rate compression and the migration from dial-up to broadband services.

We are beginning to see a growing trend for business customers converting their traditional frame and ATM networks to IP centric service, resulting in revenue growth of our IP, IP VPN and PIP solutions, which increased revenues by $43 million and $76 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. These revenues are spread across the voice, data and Internet categories identified above.

The Commercial Accounts business is expected to continue to benefit in future periods from a growing focus on delivering solutions to customers in the areas of hosting, managed network services, security and contact center services.

Costs of sales and services. Costs of sales and services were 60% and 58% of segment revenues for the three and six-month periods ended June 30, 2005, respectively, as compared to 53% and 55% in the same prior year periods. The increase in costs as a percentage of revenues was primarily related to rate erosion as well as product mix, as we sold a higher mix of lower margin products. Actual expenses decreased by $44 million and $208 million for the three and six-month periods, respectively, as compared to the same prior year periods, due to lower volumes. In addition, during the three and six-month periods ended June 30, 2004, costs of sales and services were partially offset by a $65 million change in previously recorded expenses regarding contributions to the USF.

Selling, general and administrative expenses. For the three and six-month periods ended June 30, 2005, SG&A expenses decreased by $170 million and $448 million, respectively, as compared to the same prior year periods, primarily due to lower bad debt expense as a result of decreased revenues and improved collections and lower compensation costs as a result of 2004 headcount reductions in our call centers and support functions. Additionally, we have experienced lower advertising costs and lower professional fees.

Depreciation and amortization. Depreciation and amortization expense decreased by $91 million and $150 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. This decline was primarily due to a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating income. For the three-month period ended June 30, 2005, U.S. Sales & Service had operating income of $49 million as compared to $76 million for the same prior year period. For the six-month period ended June 30, 2005, U.S. Sales & Service had operating income of $161 million as compared to $18 million for the same prior year period. The decrease in the three-month period ended June 30, 2005 relates to the impact of lower revenues not fully offset by lower expenses as well as the inclusion in three-month period ended June 30, 2004 of a $65 million benefit related to USF. The increase in the six-month period ended June 30, 2005 was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to our cost-cutting measures that were partially offset by lower revenues.

International & Wholesale Markets

This segment serves our domestic and international wholesale accounts, as well as retail and government customers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. This segment provides telecommunication services, which include voice, data, Internet and managed network services.

For the three and six-month periods ended June 30, 2005 and 2004, the operating loss of our International & Wholesale Markets segment was reduced by $79 million and $213 million, respectively, as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Revenues:
Voice	$936	$1,029	$1,890	$2,159
Data	337	377	674	759
Internet	274	317	565	648

Total revenues	1,547	1,723	3,129	3,566
Costs of sales and services	1,185	1,358	2,417	2,811
Selling, general and administrative	298	292	595	685
Depreciation and amortization	107	195	211	377

Operating loss	$(43)	$(122)	$(94)	$(307)

Revenues. For the three and six-month periods ended June 30, 2005, International & Wholesale Markets revenues were 33% of our consolidated revenues as compared to 33% for the three-month period ended June 30, 2004 and 34% for the six-month period ended June 30, 2004.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
International:
Voice	$566	$589	$1,163	$1,241
Data	81	82	164	164
Internet	215	213	438	435

Total International Revenues	862	884	1,765	1,840
Wholesale:
Voice	370	440	727	918
Data	256	295	510	595
Internet	59	104	127	213

Total Wholesale Revenues	685	839	1,364	1,726

Total International & Wholesale Markets Revenues	$1,547	$1,723	$3,129	$3,566

International Revenues. During both the three and six-month periods ended June 30, 2005, International revenues were 56% of our segment revenues as compared to 51% for the three-month period ended June 30, 2004 and 52% for the six-month period ended June 30, 2004. International revenues declined $22 million, or 2%, and $75 million, or 4%, for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. This decline is primarily in voice services, and is a result of the implementation of a revised pricing strategy designed to improve product margins by reducing our focus on lower margin customers. Overall, International revenues were also affected by changes in foreign currency exchange rates that favorably impacted revenues by $42 million and $80 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods.

International voice services revenues decreased $23 million and $78 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. These revenue decreases were primarily concentrated in our European wholesale and retail voice business, where volumes declined as a result of our management strategy to eliminate low margin volumes through a revised pricing strategy. In Europe, these decreases were partially offset by the 2004 purchase of a former joint venture operation in Belgium. The International division has also experienced growth in enhanced wholesale voice services, such as VOIP, which has partially offset the decline in low margin voice routes. Overall, International voice volumes increased 311 million minutes in the three-month period ended June 30, 2005, primarily resulting from additional minutes in 2005 from our acquisition of a foreign joint venture in the third quarter of 2004, and decreased 50 million minutes in the six-month period ended June 30, 2005 as compared to the same prior year periods. In our International business, average U.S. dollar equivalent billing rates for voice services declined approximately 11% and 10% in the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, excluding the impact of foreign exchange rates, which increased the average billing rate by 5% and 4% in the three and six-month periods ended June 30, 2005, respectively.

International data revenues decreased $1 million and were flat during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. Internet services revenues experienced increases of $2 million and $3 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. Rate compression continued to drive revenues lower. However, favorable currency fluctuations in the three and six-month periods more than offset the declines. Products such as PIP, for which International revenue has grown 141% and 144% during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, are demonstrating growth as we continue to focus on migrating customers to on-net network services. Our continued investment in the international network is consistent with the product growth we are experiencing.

Approximately 81% of our revenue in EMEA is focused in the United Kingdom, Germany, France, Belgium, the Netherlands and Sweden. In Asia, revenues are heavily concentrated in Australia, Hong Kong, Japan, Singapore and India.

We expect pricing and margin pressure to continue. Price competition from the local incumbent carriers continues to intensify. To react to these conditions, we are focusing our emphasis on large retail customers with global communication needs.

Wholesale Revenues. Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country. During the three and six-month periods ended June 30, 2005, Wholesale revenues were 44% of segment revenues as compared to 49% and 48%, respectively, in the same prior year periods. Actual revenues decreased by $154 million, or 18%, and by $362 million, or 21%, during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. Approximately half of the 2005 revenue decline related to the impact of a large customer bankruptcy and a reduction in one customer’s traffic, while the remaining decrease in revenues resulted from product and traffic mix changes.

Wholesale voice services revenues decreased $70 million and $191 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, primarily as a result of a large customer bankruptcy and a reduction in a specific customer’s traffic resulting from increased prices.

Volumes increased 7% and 3% during the three and six-month periods ended June 30, 2005 respectively, as compared to the same prior year periods, due largely to a significant new voice contract with an existing customer, partially offset by a decline in international volumes as a result of increased rates to a significant international end-location traffic customer.

Wholesale data services revenues decreased $39 million and $85 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. While we experienced an 8% increase in installed bandwidth during the first half of 2005 as compared to 2004, data revenues decreased primarily due to rate declines.

Wholesale Internet services revenues decreased $45 million and $86 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. Lower rates and minimum commitment levels from 2004 contract renegotiations that were effective in January 2005 caused more than half of the 2005 decline. Also, continued industry shift from dial-up Internet access to broadband services contributed to the lower 2005 revenues.

Costs of sales and services. Costs of sales and services were 77% of segment revenues for both the three and six-month periods ended June 30, 2005, respectively, as compared to 79% in the same prior year periods. Actual expenses decreased by $173 million and $394 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, primarily due to product and traffic mix changes and reduced internet dial network expenses in our wholesale business. Wholesale access costs increased as a percentage of segment revenues during the six-month period ended June 30, 2005 due to changes in product mix. Reducing the high cost of International access continued to be challenging during the second quarter of 2005, as we continued to rely on dominant, incumbent carriers for local loop access. Our costs also decreased during the second quarter of 2005 as we continued to experience the benefit of our 2004 force reductions. International costs were also affected by changes in foreign currency exchange rates that increased U.S. dollar equivalent costs by approximately $30 million and $58 million for the three and six-month periods ended June 30, 2005. In addition, during the three and six-month periods ended June 30, 2004, costs of sales and services were partially offset by a $4 million change in previously recorded expenses regarding contributions to the USF.

Selling, general and administrative expenses. SG&A expenses increased by $6 million and decreased by $90 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. The three-month increase is due primarily to the impact of foreign exchange fluctuations. The six-month decrease was a result of management actions to gain efficiencies through lower headcount during the first half of 2004, resulting in lower salary and severance costs, as well as reduced bad debt expense due to lower revenues and successful collection efforts. Additionally, the International business recognized a $20 million and a $37 million benefit in the three and six-month periods ended June 30, 2005, respectively, due to reductions in international value added tax liabilities from favorable tax settlements. These decreases were offset by expenses related to ongoing facility consolidations and changes in foreign currency exchange rates that increased U.S. dollar equivalent costs by approximately $10 million and $21 million for the three and six-month periods ended June 30, 2005.

Depreciation and amortization. Depreciation and amortization expense decreased by $88 million and $166 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. This decline was primarily due to a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating loss. For the three-month period ended June 30, 2005, International & Wholesale Markets had an operating loss of $43 million as compared to a loss of $122 million for the same prior year period. For the six-month period ended June 30, 2005, International & Wholesale Markets had an operating loss of $94 million as compared to a loss of $307 million for the same prior year period. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to cost-cutting measures that were partially offset by lower revenues.

Financial Condition

The following table sets forth the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of June 30, 2005	As of December 31, 2004
Assets:
Cash and cash equivalents	$4,089	$4,449
Marketable securities	1,244	1,055
Other current assets	3,276	3,589
Long-term assets	7,728	7,967

	$16,337	$17,060

Liabilities and Shareholders’ Equity:
Current liabilities	$5,563	$6,203
Long-term debt, excluding current portion	5,893	5,909
Other long-term liabilities	674	718
Shareholders’ equity	4,207	4,230

	$16,337	$17,060

Cash and cash equivalents. Cash and cash equivalents decreased by $360 million from December 31, 2004 primarily due to the increased net investment in marketable securities of $189 million, the acquisitions of Network Security Technologies, Inc. (“NetSec”) and the software product line of Interactive Content Factory (“ICF”) for a combined $118 million, capital expenditures of $543 million, and payment of dividends of $130 million. These decreases were partially offset by proceeds from the sale of OzEmail for $81 million, from the sale of a 35% interest in Avantel for $100 million, and from the sale of property, plant, equipment and intangible assets for $70 million. Cash generated from operating activities of $343 million also partially offset the decrease in cash and cash equivalents for the six-month period ended June 30, 2005.

Marketable Securities. Marketable securities increased $189 million from December 31, 2004 primarily from purchases of securities during the period as we sought to increase the rate of return on our invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit.

Other current assets. Other current assets decreased by $313 million from December 31, 2004, primarily due to a decrease of $269 million in net accounts receivable resulting from successful collection efforts and lower revenues. Additionally, other current assets decreased $57 million for a reduction of a receivable with an affiliate that was offset against a liability, $42 million for reclassification of a current receivable to long-term, and $24 million for decreases in other receivables.

Long-term assets. Long-term assets, primarily property, plant, and equipment and intangibles, decreased by $239 million from December 31, 2004 primarily due to depreciation and amortization expense in excess of capital expenditures of $110 million, asset dispositions of $62 million, and a decrease of $97 million in investments primarily due to the sale of the majority of our equity interest in Avantel. These decreases in long-term assets were offset by the addition of $107 million of long-term assets from our acquisition of NetSec and $11 million from the acquisition of ICF.

Current liabilities. Current liabilities decreased by $640 million from December 31, 2004, primarily due to a decrease in accounts payable and accrued access costs of $170 million and $289 million, respectively, due to the reduction of expenses, payment of pre-petition claim settlements and the timing of payments for state and local taxes and other operating expenses. Deferred revenue decreased by $21 million due to timing of recognition. We also made payments, in excess of new accruals, of $81 million for other taxes, $95 million for professional services, and $81 million for income taxes. These decreases were partially offset by an increase in accrued compensation, including severance, of $85 million.

Liquidity and Capital Resources

Current Liquidity

The table below is a summary of our cash, cash equivalents and marketable securities as of June 30, 2005 and December 31, 2004 (in millions):

	As of June 30, 2005	As of December 31, 2004
Cash and cash equivalents	$4,089	$4,449
Marketable securities	1,244	1,055

Total cash, cash equivalents and marketable securities	$5,333	$5,504

As of June 30, 2005 and December 31, 2004, marketable securities were $1.2 billion and $1.1 billion, respectively, and were classified as current assets in our condensed consolidated balance sheets. During the six-month period ended June 30, 2005, marketable securities increased by $189 million primarily from purchases of securities during the period as we sought to increase the rate of return on invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit. We may increase these amounts during 2005 to achieve higher returns on our available funds when appropriate.

Our principal cash needs consist of capital expenditures, debt service, dividends, acquisitions and payments made pursuant to the Plan. During the six-month period ended June 30, 2005, we paid approximately $184 million in cash to satisfy provisions of the Plan. As of June 30, 2005, we estimate that $692 million remains to be paid to settle pre-petition creditor claims.

Section 5.07 of the plan requires the Board of Directors to conduct a review of our cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. On August 5, 2004, the Board of Directors completed its review of our excess cash pursuant to Section 5.07 of the plan and declared the amount of excess cash to be $2.2 billion. During 2004, $254 million was paid to shareholders, none of which was paid during the six-month period ended June 30, 2004. On February 11, 2005, the Board of Directors approved a quarterly dividend of $0.40 per share, or $130 million, payable on March 15, 2005 to shareholders of record as of March 1, 2005. We do not anticipate making any future dividend payments in the foreseeable future, excluding the special cash dividend per the Merger Agreement. As of June 30, 2005, the Company had approximately $1.8 billion of remaining excess cash.

We expect our capital expenditures to range from $1.2 billion to $1.3 billion in 2005, of which approximately $543 million has been incurred through June 30, 2005. Our expenditures will focus on enhancements to the efficiency, functionality and reliability of our network operations, improvements in customer service and the development of additional value-added services. Included in our capital expenditures will be investments in building next-generation services and achieving IP leadership. These objectives will be achieved by beginning deployment of a new IP core and multi-service edge which enables migration of services to a common IP Core; converged packet access which enables logical / automated service provisioning and enables access cost reductions; ultra long haul technology which provides more cost effective transmission by reducing the number of network elements by 70 percent and also enables the wavelength services product; and enhancing our data center architecture with utility and grid computing capability. Additionally, we may expend capital for acquisitions of businesses or technology that will enhance our products or services.

On February 25, 2005, we completed the acquisition of NetSec, a privately-held provider of managed security services, for $106 million in cash.

On April 15, 2005, we entered into an agreement with vCustomer Corporation (“vCustomer”) to sell the majority of our Information Services & Solutions Division, specifically, Directory Assistance and General Operator Services (“DAOS”) call centers and Telerelay Services, for approximately $45 million in consideration. Pursuant to the terms of this transaction, approximately 1,850 MCI employees will be transferred to vCustomer, along with real estate leases and customer contracts supporting the business. This transaction is expected to close in the third quarter of 2005. In connection with this sale transaction, MCI and vCustomer will enter into commercial agreements for: (1) the provision of Operator and Call Center Services, whereby vCustomer will provide services for seven years to MCI to enable MCI to provide DAOS comparable to those services MCI provides pre-closing of the transaction; (2) the purchase by vCustomer of Directory Assistance listing information (name, address, telephone number, or zip code) from MCI for the provision of DAOS to third parties; and (3) the purchase by vCustomer of MCI Intelligent Network Services for certain of its telecommunications services needs.

On June 30, 2005, we acquired the ICF software business from TWI, a unit of independent production company IMG Worldwide Inc., for $12 million in cash. The ICF product line specializes in software used for IP-based media and entertainment services. TWI entered into a services agreement with one of our subsidiaries for telecommunication services with an annual commitment. We will license the purchased software back to TWI for TWI’s limited internal use pursuant to a license agreement and a subsidiary of TWI will pay a yearly maintenance fee in connection with this license.

On July 28, 2005, we entered into an agreement to acquire substantially all of the assets of Totality Corporation, a privately-held provider of integrated technology management products and services, for approximately $70 million in cash. The closing of the acquisition is subject to obtaining certain regulatory approvals and other closing conditions contained in the acquisition agreement.

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

While we do not anticipate making any dividend payments in the foreseeable future, excluding the special cash dividend per the Merger Agreement, the Senior Notes are subject to covenants that limit our ability to make certain cash distributions based on cumulative net income or loss since their issuance on the Emergence Date. Pursuant to Section 5.07 of the Plan, the Board of Directors was required to conduct a review of our cash needs, to determine the amount of excess cash available based on certain parameters and to utilize any excess cash in accordance with the Board’s best business judgment to maximize shareholder value. If the excess cash is fully paid out to shareholders, any further dividends will be limited by the covenants in the Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings. Consequently, further dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding and, as of June 30, 2005 and December 31, 2004, we did not have any retained earnings available for distribution under such covenants.

We believe that our principal source of funds will be cash generated from our operating activities despite anticipated declines in revenues. In addition, we expect to continue the process of divesting non-core investments and other assets. During the six-month period ended June 30, 2005, we divested OzEmail and reduced our interest in Avantel from 45% to 10%, which resulted in total cash proceeds of $181 million.

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

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”), including the remaining $17 million of undrawn letters of credit on the pre-petition $1.6 billion credit facility. On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. In addition, we pay a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities were extended in April 2005 to mature in April 2006. We had $134 million and $137 million of letters of credit outstanding and $166 million and $162 million in availability as of June 30, 2005 and December 31, 2004, respectively. Additionally, as of December 31, 2004, we had $1 million reserved for issuance. As of June 30, 2005 and December 31, 2004, we pledged $141 million and $144 million, respectively, in cash as collateral for our outstanding letters of credit that has been classified as restricted cash in other current assets in our condensed consolidated balance sheets.

We may arrange a revolving credit facility to support our letter of credit requirements and as an additional source of liquidity. The revolving credit facility would replace the Letter of Credit Facilities.

Historical Cash Flows

For the six-month periods ended June 30, 2005 and 2004, our consolidated cash flows were as follows (in millions):

	Six-Month Period Ended June 30,
	2005	2004
Cash Provided By (Used In):
Operating activities	$343	$156
Investing activities	(576)	(174)
Financing activities	(127)	(144)
Net change in cash and cash equivalents from discontinued operations	—	(607)

Net decrease in cash and cash equivalents	$(360)	$(769)

The following discussion of cash flows provided by (used in) operating, investing and financing activities excludes the impact of discontinued operations which is discussed separately.

Net Cash Flows Provided by Operating Activities

For the six-month periods ended June 30, 2005 and 2004, net cash provided by operating activities was $343 million and $156 million, respectively and was comprised of the following (in millions):

	Six-Month Period Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$62	$(459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	653	1,090
Net realized gain on sale of investments	(32)	—
Gain on disposal of discontinued operations	(86)	—
Bad debt provision	206	362
Amortization of debt discount	—	114
Other	61	16
Changes in assets and liabilities:
Accounts receivable	67	361
Other current assets	38	35
Non current assets	12	(51)
Accounts payable and accrued access costs	(416)	(514)
Other current liabilities	(227)	(773)
Other liabilities	5	(25)

Net cash provided by operating activities	$343	$156

Further, the following table identifies significant net changes in our working capital during the six-month periods ended June 30, 2005 and 2004 (in millions):

	Six-Month Period Ended June 30,
	2005	2004
Cash Provided By (Used in):
Accounts receivable
Decrease in net accounts receivable	$269	$776
Increase in allowance for doubtful accounts for the effect of bad debt provision	(202)	(415)

Decrease in accounts receivable	67	361

Other current assets
Decrease in non-trade receivables	25	109
Increase in prepaid expenses	(3)	(97)
Other decreases	16	23

Decrease in other current assets	38	35

Decrease (increase) in non current assets	12	(51)

Total decrease in assets	$117	$345

Accounts payable and accrued access costs
Decrease in accounts payable	$(154)	$(717)
(Decrease) increase in accrued access costs	(262)	203

Decrease in accounts payable and accrued access costs	(416)	(514)

Other current liabilities
Payment of SEC penalty	—	(500)
Increase in accrued interest	17	72
Decrease in income taxes payable and accrued other taxes	(171)	(145)
Increase (decrease) in accrued salaries and bonuses	65	(118)
(Decrease) increase in advance billings and deferred revenue	(24)	14
Other decreases	(114)	(96)

Decrease in other current liabilities	(227)	(773)

Increase (decrease) in other liabilities	5	(25)

Total decrease in liabilities	$(638)	$(1,312)

For the six-month period ended June 30, 2005, we generated $343 million in cash from operations. We had net income of $62 million, which included non-cash charges for depreciation and amortization of $653 million and a bad debt provision related to trade receivables of $202 million. Cash from operations was negatively affected by reductions in our liabilities of $638 million. Additionally, higher levels of cash from operations for the six-month period ended June 30, 2005 as compared to the same prior year period was due principally to reductions in operating expenses that more than offset lower revenues.

Our liabilities decreased $638 million during the six-month period ended June 30, 2005 primarily due to a decrease in our accounts payable and accrued access costs of $416 million from reductions in expenses and timing of payments, including pre-petition claims for which we paid $184 million in the six-month period (including $118 million as a result of our settlement with the State of Mississippi).

For the six-month period ended June 30, 2004, the primary contributors to net cash provided by operating activities were a decrease of $361 million in net accounts receivable, an increase of $203 million in accrued access costs and a decrease of $109 million in non-trade receivables due largely to collections of notes receivable. The change in accounts receivable is primarily due to collection efforts, reduced billings and the collection of $253 million for the settlement of disputes related to fees earned from third party companies for calls that terminated on our network. Additionally, our net loss for the six-month period ended June 30, 2004 of $459 million included non-cash charges for depreciation and amortization of $1.1 billion.

Creditor payments of approximately $1.0 billion associated with our emergence from bankruptcy were a use of cash during the six-month period ended June 30, 2004. Decreases of $717 million in accounts payable and the payment of $500 million for our SEC penalty reflect some of the creditor payments. Additionally, payments made on annual maintenance agreements increased prepaid expenses by $97 million.

Net Cash Flows Used in Investing Activities

For the six-month period ended June 30, 2005, net cash used by investing activities was $576 million, consisting primarily of capital expenditures for property, plant, and equipment of $543 million. Investing activities also included the purchase of marketable securities of approximately $1.8 billion and cash payments for the acquisition of NetSec and ICF in the amounts of $106 million and $12 million, respectively. These uses of cash were offset by proceeds received from sales and maturities of marketable securities totaling $1.7 billion, cash proceeds of $181 million from the sale of Avantel and OzEmail for $100 million and $81 million, respectively, and $70 million from cash proceeds received on the sale of property, plant and equipment and intangible assets.

For the six-month period ended June 30, 2004, net cash used by investing activities was $174 million, mainly due to $416 million in capital expenditures for transmission and communications equipment, software development, and desktop computers, which were offset by cash proceeds of $144 million for the sale of network equipment, licenses and leases utilized for the provision of wireless telecommunications services via MMDS and $35 million for the sale of Douglas Lake. We also received a $50 million deposit on our pending sale of Embratel.

Net Cash Flows Used in Financing Activities

For the six-month period ended June 30, 2005, net cash used by financing activities was $127 million and consisted primarily of $130 million for dividend payments and $18 million for repayments of capital leases.

For the six-month period ended June 30, 2004, net cash used by financing activities was $144 million and consisted of $120 million in cash collateral for a new Letter of Credit facility and $24 million for repayments of capital leases.

Net Change in Cash from Discontinued Operations

There was no net change in cash from discontinued operations in the six-month period ended June 30, 2005 as there was no impact to cash flows from discontinued operations for OzEmail prior to its divestiture in February 2005. Net change in cash from discontinued operations in the six-month period ended June 30, 2004 was $607 million, and was primarily attributable to Embratel. The amount is comprised of a reclassification of $316 million of cash and cash equivalents to assets “held for sale” and net cash used of $291 million primarily related to Embratel’s net financing activities.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123 (R)”). SFAS No. 123 (R) focuses primarily on accounting for transactions in which an employee is compensated for services through share-based payment transactions. SFAS No. 123 (R) requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award. The provisions of SFAS No. 123 (R) will be effective in fiscal years beginning after June 15, 2005. We have completed our evaluation of the impact of SFAS No. 123 (R), and based on our current stock-based compensation plans, we do not expect any material impact on our consolidated results of operations, financial condition and cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle to require retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 will be effective for a change in accounting principle in fiscal years beginning after December 15, 2005, with earlier application permitted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates. As of June 30, 2005 and December 31, 2004, our Senior Notes had an outstanding balance of $5.7 billion. While changes in market interest rates affect the fair market value of this debt, there is no impact to earnings or cash flows unless we redeem the Senior Notes before their maturity dates. We would redeem the Senior Notes only if market conditions, our financial structure or other conditions make such redemptions appropriate. The initial interest rates of the 2007, 2009, and 2014 Senior Notes were 5.908%, 6.688% and 7.735%, respectively, and were subject to a one-time reset after we applied for and received ratings from Moody’s and S&P. In December 2004, we received B2 and B+ ratings from Moody’s and S&P, respectively. As such, the initial interest rates on the Senior Notes were each increased by 1% effective December 15, 2004. The increase in interest expense during the three and six-month periods ended June 30, 2005 as a result of the change in interest rates on the Senior Notes, as compared to the same prior year periods, was $14 million and $28 million, respectively. We do not currently hedge our exposure to this market risk through interest rate swaps. However, we may engage in hedging transactions to mitigate interest rate risk in the future should we change the structure of our debt.

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

We generated revenues from our international operations during the three and six-month periods ended June 30, 2005 and 2004, and the impact of foreign exchange increased our revenues by $46 million and $88 million during the three and six-month periods ended June 30, 2005, respectively, and $66 million and $182 million during the three and six-month periods ended June 30, 2004, respectively, with a slightly lower increase to our expenses during the same periods. Future fluctuations in foreign currency exchange rates will impact line components of our condensed consolidated statement of operations, and increases or decreases in these currency exchange rates could have a material impact on our consolidated net income or loss if our revenues and expenses do not fluctuate proportionately.

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

As of June 30, 2005 and December 31, 2004, short-term available-for-sale debt securities were $1.2 billion and $1.1 billion, respectively, and were comprised of fixed income and investment grade securities. The fixed-income portfolio consists primarily of relatively short-term investments to minimize interest rate risk. Investment grade securities include those issued by banks and trust companies that have long-term debt rated “A-3”, “A” or higher according to Moody’s or S&P, respectively. Investments in commercial paper issued by corporations are rated “P-1” or “A-1” or higher according to Moody’s and S&P, respectively. As of June 30, 2005 and December 31, 2004, the fair value of available-for-sale securities approximated the cost of such investments. The potential loss in fair value resulting from a hypothetical increase of 1% in interest rates on our available-for-sale debt securities as of June 30, 2005 would be approximately $12 million. A hypothetical decrease of 1% in interest rates would increase the fair value of our available-for-sale securities by $12 million.

As of June 30, 2005 and December 31, 2004, long-term investments (including long-term available-for-sale securities, equity and cost method investments and derivative instruments) totaled $19 million and $116 million, respectively. We typically do not attempt to reduce or eliminate our market exposure.

ITEM 4.	CONTROLS AND PROCEDURES

1. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of

the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005, due to a material weakness in the Company’s internal control over accounting for income taxes previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004. The material weakness in internal control related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by its internal control over financial reporting.

2. Changes in Internal Control over Financial Reporting

Other than the efforts taken as described below and the improvements resulting there from, there were no other changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting during the period covered by this report.

Significant efforts were made to establish a framework to improve our internal control over financial reporting during 2004. These efforts continued during the first and second quarters of 2005. We committed considerable resources to the design, implementation, documentation and testing of the key internal controls of the Company. Additional efforts were required to remediate and retest certain internal control deficiencies. Management believes that these efforts have improved the Company’s internal control over financial reporting. While our internal control over financial reporting is significantly improved, management has identified certain areas (in addition to the material weakness in accounting for income taxes noted above) that it believes should be further enhanced. With respect to these areas, the Company has implemented compensating controls and procedures, principally manual checks and additional levels of reviews, which are designed to prevent a material misstatement of the Company’s consolidated financial statements as of June 30, 2005. Nevertheless, management intends to continue improving the Company’s internal control over financial reporting.

With respect to internal control over accounting for income taxes, the Company has conducted, and will continue to conduct, significant remediation activity including:

•	the hiring, in March 2005, of a new Vice President of Tax;

•	the reorganization of the Tax Department which began in March 2005 and continued into the Company’s second quarter;

•	use of third party tax service providers for the more complex areas of the Company’s income tax accounting during 2004, which usage has continued during the first and second quarters of 2005 and will continue for the duration of 2005; and

•	increased formality and rigor of controls and procedures over accounting for income taxes by updating process documentation to include more procedures and levels of review.

These remediation efforts have changed our internal control over financial reporting in the second quarter of 2005 in a manner that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We anticipate that the accounting for income tax weakness will be remediated by the latter part of 2005. Verification, however, of the effectiveness of this remediation will require year end testing which will occur during the preparation of the Company’s 2005 consolidated financial statements.

As a consequence of the income tax weakness noted above, the Company applied other procedures, principally manual checks and additional levels of reviews, designed to improve the reliability of its accounting for income taxes. Based on these other procedures, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.

Additional initiatives the Company is implementing to further enhance the Company’s internal control over financial reporting in 2005 (in addition to those discussed above relating to internal control over accounting for income taxes) include, but are not limited to, the following:

•	continuing the training of finance and accounting personnel;

•	automating certain controls that are currently performed manually;

•	simplifying our back office systems; and

•	expanding our introduction of increased security and limiting access rights to financial systems of lesser significance.

The effectiveness of any system of disclosure controls and procedures, including our own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, can only provide reasonable, not absolute, assurance.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 15, 2005, we received notice that an individual stockholder filed a putative class action on behalf of himself and all stockholders of MCI against MCI and all of the individual members of MCI’s Board of Directors in Chancery Court in the State of Delaware. Subsequently, Plaintiff filed an amended complaint to include additional allegations and add Verizon as a defendant in the case. Plaintiff alleges that MCI and MCI’s Board of Directors breached their fiduciary duties to stockholders in entering into the Merger Agreement with Verizon rather than accepting the merger proposal proposed by Qwest. Plaintiff also alleges that Verizon aided and abetted and benefited from these breaches. As a remedy, Plaintiff requests, among other things, that the Chancery Court issue an injunction prohibiting closing of the merger. Additionally, MCI received notice that three additional putative class actions containing similar allegations were filed on February 18, 2005 against MCI and MCI’s Board of Directors in the Chancery Court in the State of Delaware. Subsequent to February 18, 2005, in one of these three actions, Plaintiff has sought relief to amend his complaint on two occasions seeking to add additional factual allegations. These additional allegations relate to subsequent bids by Verizon and Qwest for MCI, the responses of MCI’s Board of Directors to those bids, and Verizon’s purchase of MCI’s shares from entities affiliated with Carlos Slim Helu. Specifically, the amended complaints include allegations that: (i) MCI’s Board of Directors did not negotiate in good faith with Qwest, ignored certain MCI stockholders who indicated that they preferred Qwest’s offer, and arbitrarily assumed that, in the future, Qwest’s shares will likely decrease in value; (ii) several Qwest bids were rejected by MCI’s Board of Directors for improper reasons; (iii) Verizon paid Mr. Slim $2.62 per share more that the Verizon offer for other MCI shares, demonstrating the Verizon’s bid undervalued MCI; and (iv) Verizon’s offer is insufficient. We will aggressively defend ourself in these cases.

On May 6, 2005, we reached a settlement with the State of Mississippi, wherein the State of Mississippi released us from all claims related to the state tax royalty program including these claims. In exchange for this release, we agreed to, among other things: (1) pay $100 million to the State of Mississippi; (2) pay $14 million to outside counsel for the State of Mississippi on account of attorney’s fees incurred by the State; (3) pay approximately $4 million to the Children’s Justice Center of Mississippi; and (4) transfer a parcel of real property and the improvements thereon located in Jackson, Mississippi to the State of Mississippi. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding our 2003 and 2004 tax filings and the calculation of taxes therein. On May 13, 2005, the settlement was approved by the Bankruptcy Court, and we have since made the required payments pursuant to the settlement agreement and are making arrangements to transfer the parcel of real property. To provide for this settlement, we recognized an increase to income tax expense in the six-month period ended June 30, 2005 of $104 million relating to a change in estimate for its state tax contingencies. We are in discussions with the remaining appropriate state taxing officials on these and other similar issues related to state income taxes.

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

At the Annual Meeting of the Stockholders on May 16, 2005, stockholders elected each of the director nominees and ratified the selection of our independent auditors. As of April 15, 2005, the record date for the Annual Meeting of the Stockholders, there were 324,579,591 shares eligible to vote. The results of the meeting were as follows with respect to each matter submitted to a vote of the stockholders.

	Number of Shares
	Voted For	Withheld
1. The election of 9 directors to hold office for one year or until their successors are elected and qualified
Dennis R. Beresford	194,680,024	85,987,200
Michael Capellas	193,846,411	86,820,813
W. Grant Gregory	194,684,827	85,982,397
Judith R. Haberkorn	194,950,138	85,717,086
Laurence E. Harris	179,261,981	101,405,243
Eric Holder	194,689,513	85,977,711
Nicholas deB. Katzenbach	193,672,213	86,995,011
Mark Neporent	194,683,949	85,983,275
Clarence B. Rogers	194,671,980	85,995,244

	Number of Shares
	Voted For	Voted Against	Abstain
2. Ratification of the selection of independent auditors of the Company for fiscal year 2005	267,035,101	4,108,126	9,523,997

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

2.1	Merger Agreement, dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated February 14, 2005 (filed February 17, 2005) (File No. 0001-10415))

2.2	Letter Agreement, dated as of March 4, 2005 relating to the Agreement and Plan of Merger dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 2.1 to MCI, Inc. Current Report on Form 8-K dated March 4, 2005 (filed March 10, 2005) (File No. 001-10415))

2.3	Amendment to Merger Agreement, dated as of March 29, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc., as previously amended by letter agreement dated as of March 4, 2005 among the parties to the Merger Agreement (incorporated by reference to Exhibit 2.1 to MCI, Inc. Current Report on Form 8-K dated March 29, 2005 (filed March 29, 2005) (File No. 001-10415))

2.4	Letter Agreement, dated as of March 31, 2005, relating to the Agreement and Plan of Merger dated as of February 14, 2005 among Verizon Communications Inc., Eli Acquisition, LLC, and MCI, Inc., as previously amended by letter agreements dated as of March 4, 2005 and March 29, 2005 among the parties to the Merger Agreement (incorporated by reference to Exhibit 2.1 to MCI, Inc. Current Report on Form 8-K dated March 31, 2005 (filed April 1, 2005) (File No. 001-10415))

2.5	Amendment, dated as of May 1, 2005, to the Agreement and Plan of Merger dated as of February 14, 2005 among Verizon Communications Inc., Eli Acquisition, LLC, and MCI, Inc., as previously amended as of March 4, 2005 and March 29, 2005 (incorporated by reference to Exhibit 2.1 to MCI, Inc. Current Report on Form 8-K dated May 1, 2005 (filed May 2, 2005) (File No. 001-10415))

10.16	Employment Agreement dated as of June 2, 2005 by and between MCI, Inc. and Daniel E. Crawford

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized to sign.

MCI, INC.

By:	/s/ ROBERT T. BLAKELY
Robert T. Blakely Executive Vice President and Chief Financial Officer

Dated: August 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.16	Employment Agreement dated as of June 2, 2005 by and between MCI, Inc. and Daniel E. Crawford

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002