Form 10-K/A
period 2004-12-31
MCI INC
filed 2005-08-30
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

MCI, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 16, 2005, to include certain additional discussions to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review of MCI’s recent filings.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, net income (loss), loss per share, cash flow from operations, or total assets shown in its consolidated financial statements. Further, the Company has not modified or updated disclosures presented in the 2004 Form 10-K in this Form 10-K/A, except as required to reflect the effects of certain additional discussions to address the SEC comments. This Form 10-K/A does not reflect events occurring after the filing of the 2004 Form 10-K or modify or update those disclosures affected by subsequent events or discoveries.

In addition, the updated consolidated financial statements reflect a change to the Company’s discontinued operations footnote for the reclassification of certain expense items as a reduction of revenues (with no impact to net income or loss) by Embratel Participações S.A., a consolidated entity of the Registrant through April 2004, when it qualified for discontinued operations.

The following items have been amended as a result of the revisions described above:

Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8—Consolidated Financial Statements

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

•	During 2004, we identified certain non-core assets to be disposed of under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which included: (1) our 19% equity interest in Embratel Participações S.A. and subsidiaries (“Embratel”), (2) Proceda Tecnologia e Informatica S.A. (“Proceda”), an information technology outsourcing company in Brazil, and (3) OzEmail Pty. Ltd (“OzEmail”), an Internet service provider providing dial-up, broadband and wireless products to Australian consumers and small business enterprises. On July 23, 2004, we completed the divestiture of our interest in Embratel and received $400 million, recognizing a small gain on the sale within discontinued operations in our consolidated statement of operations. On December 2, 2004, we completed the divestiture of Proceda for $3 million. On February 28, 2005, we completed the divestiture of OzEmail for approximately $86 million and will record a gain of approximately $80 million in discontinued operations in our 2005 consolidated statement of operations. In accordance with SFAS No. 144 for all three of these operations, we reclassified revenue of $3.0 billion, $3.7 billion, $4.7 billion and $4.8 billion for the years ended December 31, 2003, 2002, 2001, and 2000, respectively, and increased (decreased) our loss from discontinued operations in our consolidated statements of operations by $25 million, $57 million, $1.1 billion and $(3) million for the years ended December 31, 2003, 2002, 2001, and 2000, respectively. Additionally, as a result of the sale of Embratel and Proceda, we removed approximately $3.8 billion of assets, approximately $2.3 billion of liabilities, and approximately $1.1 billion in minority interest from our consolidated balance sheet as of the date of disposal.

•	In June 2003, we decided and received bankruptcy approval to dispose of our MMDS business. MMDS included network equipment, licenses and leases utilized for the provision of wireless telecommunications services via Multichannel Multipoint Distribution Service. As a result, we reclassified to discontinued operations under SFAS No. 144 revenue of $13 million, $60 million and $93 million for the years ended December 31, 2002, 2001, and 2000, respectively, and increased our loss from discontinued operations in the consolidated statements of operations from MMDS by $55 million, $1.2 billion and $130 million for the years ended December 31, 2002, 2001, and 2000, respectively. We completed the sale in May 2004 and received $144 million in cash for the assets, which was equal to their carrying value.

•	Included in our net loss for 2002, 2001 and 2000 are property, plant and equipment and goodwill and other intangible asset impairment charges of $5.0 billion, $12.8 billion and $47.2 billion, respectively. These charges were recorded as a result of experiencing continued significant decreases in projected revenue and operating profit and significant weakness in the business climate over this three-year period. We performed impairment analyses and calculated the fair value of our long-lived assets using a combination of discounted cash flows and market valuation models based on competitors’ multiples of revenue, gross profit and other financial ratios. These impairment charges are shown separately as a component of operating loss within the consolidated statements of operations, excluding $1.6 billion, $1.2 billion and $249 million impairment charges for Embratel, MMDS and our wireless business, respectively, in 2001 which are included in discontinued operations.

•	On July 1, 2001, we acquired Intermedia for approximately $3.9 billion, including the assumption of approximately $2.0 billion of Intermedia’s long-term debt, pursuant to a merger transaction in which Intermedia became one of our subsidiaries. The results of Intermedia’s operations have been included in our consolidated statements of operations from the acquisition date. As part of the acquisition, we recorded $4.2 billion in goodwill, which we subsequently determined was impaired in 2001. Accordingly, as part of our impairment analysis and included in the amounts discussed above, we reduced the carrying value of goodwill associated with the Intermedia acquisition to zero. Included in the 2001 goodwill impairment charge was $1.5 billion related to our majority interest in Digex, acquired as part of our acquisition of Intermedia.

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

Based on the revised projections, we determined that an impairment analysis of our indefinite-lived and long-lived assets was required during the third quarter of 2004. In connection with this analysis, we evaluated our property, plant and equipment and definite and indefinite-lived intangible assets, including customer lists. We developed estimates of future undiscounted cash flows to test the recoverability of our long-lived and indefinite-lived assets. These estimates were compared to the carrying values of the assets, which resulted in the conclusion that we could not recover our carrying values through projected future operations. To determine the impairment amount, we first calculated an enterprise value. We calculated the enterprise value using certain assumptions and revised management projections of revenues and profitability under various scenarios from September 1, 2004 through 2009. As indicated above, both projected revenues and net cash flow decreased significantly from those used in the determination of reorganization enterprise value in fresh-start reporting. These revised projections used a weighted average cost of capital between 10%-14%, a 2% terminal growth rate, certain working capital assumptions and total entity value assumptions. The scenarios indicated average annual revenue declines of approximately 5% (compared to an assumed 1% annual growth at the time the reorganization enterprise value was established in 2003). In addition, the scenarios varied in the assumed cost efficiencies that could be achieved due to regulatory and technology changes that would allow increases in the return on current invested capital. This resulted in varying potential cash flows for each scenario. The scenarios were weighted approximately equally.

After enterprise value was determined, we concluded that the carrying values of our definite-lived assets exceeded their estimated fair values by approximately $3.3 billion ($2.8 billion related to property, plant and equipment and $478 million related to definite-lived intangible assets) and the carrying value of an indefinite-lived asset exceeded its estimated fair value by approximately $260 million. These amounts represented the difference between the calculated fair values of the assets and their associated carrying values, and were recorded as a separate component of operating expenses in 2004. Our management reviewed the results of the impairment analysis with the Board of Directors, and the Board of Directors approved the impairment charges on October 15, 2004.

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

Cash and cash equivalents. Cash and cash equivalents decreased by $1.7 billion from December 31, 2003, primarily due to a net $1.0 billion of marketable securities that were purchased during 2004. Cash and cash equivalents also declined due to payments of bankruptcy claims since our Emergence Date in the amount of $1.4 billion, capital expenditures of $1.0 billion, removal of Embratel’s balance (approximately $0.6 billion as of December 31, 2003) and payments of dividends and interest of approximately $0.5 billion, partially offset by the collection of $0.6 billion from the sale of assets and $0.8 billion from cash flows from operations during 2004, which is net of the payment of $1.4 billion in bankruptcy claim payments in 2004. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further details.

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

Liquidity and Capital Resources

Current Liquidity

The table below is a summary of our cash, cash equivalents and marketable securities as of December 31, 2004, 2003, and 2002 (in millions):

	Successor Company		Predecessor Company
	As of December 31,
	2004	2003	2002
Without Embratel	$4,449	$5,583	$2,569
Embratel	—	595	251

Total cash and cash equivalents	4,449	6,178	2,820
Marketable securities	1,055	15	40

Total cash, cash equivalents, and marketable securities	$5,504	$6,193	$2,860

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

For 2004, we generated $0.8 billion in cash from operations. We had a net loss of $4.0 billion, which included non-cash charges for impairment of approximately $3.5 billion, depreciation and amortization of $1.9 billion, and a bad debt provision of $0.6 billion. Cash from operations was negatively affected by decreases in our liabilities totaling $1.8 billion which were partially offset by decreases in our assets totaling $0.5 billion. Additionally, cash from operations was lower than 2003 due to lower revenues that were not fully offset by reductions in operating expenses.

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

F-9
Consolidated statements of cash flows for each of the years in the period ended December 31, 2004 (Successor), 2003 and 2002 (Predecessor)	F-10
Notes to consolidated financial statements	F-11

Exhibits

2.1		Modified Amended Second Joint Plan of Reorganization for WorldCom, Inc. (incorporated herein by reference to Exhibit 2.1 to WorldCom’s Current Report on Form 8-K dated October 31, 2003 (filed November 18, 2003))

2.2		Offer to Purchase for Cash All Outstanding Shares of Class A Common Stock of Digex, Incorporated by WorldCom, Inc., dated August 27, 2003, as amended September 23, 2003 (filed as Exhibit 99(a)(1) to WorldCom’s Schedule TO-T/A, dated September 23, 2003, and incorporated herein by reference)

2.3	*	Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. dated as amended May 14, 2001 (filed as Annex A to WorldCom’s Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)

2.4		Stock Purchase Agreement dated as of March 12, 2004 between Telefonos de Mexico, S.A. de C.V., WorldCom, Inc., MCI International, Inc., MCI WORLDCOM International, Inc. and MCI WorldCom Brazil, LLC (incorporated herein by reference to Exhibit 99.2 to WorldCom’s Current Report on Form 8-K dated March 12, 2004 (filed March 18, 2004) (File No. 001-10415))

2.5		First Amendment to Stock Purchase Agreement dated as of April 7, 2004, by and among Telefonos de Mexico, S.A. de C.V., MCI, Inc., MCI International, Inc., MCI WorldCom International, Inc., and MCI WorldCom Brazil LLC (incorporated herein by reference to Exhibit 99.1 to MCI, Inc.’s Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) (File No. 001-10415))

2.6		Second Amendment, dated as of April 20, 2004, by and among Telefonos de Mexico, S.A. de C.V., MCI, Inc., MCI International, Inc., MCI WorldCom International, Inc., and MCI WorldCom Brazil LLC (incorporated herein by reference to Exhibit 99.2 to MCI, Inc.’s Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) (File No. 001-10415))

2.7		Merger Agreement dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated February 14, 2005 (filed February 17, 2005) (File No. 001-10415))

3.1		Amended and Restated Certificate of Incorporation of MCI, Inc. (incorporated herein by reference to Exhibit 3.1 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258))

3.2		Bylaws of MCI, Inc. incorporated herein by reference to Exhibit 3.2 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)

4.1		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2007 (incorporated by reference to Exhibit 4.2 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.2		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.3		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2014 (incorporated by reference to Exhibit 4.4 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.4	Rights Agreement between MCI, Inc. and The Bank of New York, as Rights Agent, dated as of April 20, 2004 incorporated herein by reference to Exhibit 4.1 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)
4.5	Registration Rights Agreement, dated as of April 20, 2004, among MCI, Inc. and the security holders named therein (incorporated herein by reference to Exhibit 4.6 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.1	MCI, Inc. 2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.64 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.2	MCI, Inc. 2003 Management Restricted Stock Plan (incorporated herein by reference to Exhibit 10.65 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.3	MCI, Inc. Deferred Stock Unit Plan (incorporated herein by reference to Exhibit 10.66 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
*10.4	Form of Employment Agreement between MCI, Inc. and Michael Capellas (incorporated herein by reference to Exhibit 10.67 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
*10.5	Employment Agreement between MCI, Inc. and Robert T. Blakely
*10.6	Employment Agreement between MCI, Inc. and Jonathan Crane
*10.7	Employment Agreement between MCI, Inc. and Wayne E. Huyard
*10.8	Employment Agreement between MCI, Inc. and Anastasia Kelly
*10.9	Form of Employment Agreement between MCI, Inc. and Richard R. Roscitt (incorporated herein by reference to Exhibit 10.68 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.10	Supplemental Appendix to Employment Agreement of Richard R. Roscitt (incorporated herein by reference to Exhibit 10.69 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.11	Separation Agreement between Richard R. Roscitt and WorldCom, Inc. dated March 24, 2004 (incorporated herein by reference to Exhibit 10.70 to MCI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (filed May 10, 2004) (File No. 001-10415))
**10.12	MCI, Inc. Corporate Valuable Pay Plan, as amended and restated effective February 11, 2005
**10.13	Amendment No. 1 to the MCI, Inc. 2003 Employee Stock Purchase Plan
**10.14	Amendment No. 2 to the MCI, Inc. 2003 Employee Stock Purchase Plan
**10.15	Amendment No. 3 to the MCI, Inc. 2003 Employee Stock Purchase Plan
14.1	MCI, Inc.’s Code of Ethics and Business Conduct, “The Way We Work.” (incorporated herein by reference to Exhibit 14.1 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
**21.1	Subsidiaries of MCI, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules/appendices to this Agreement to the SEC upon request.
**	These exhibits were filed under the original Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCI, INC.
/s/ Robert T. Blakely
Robert T. Blakely
Executive Vice President and Chief Financial Officer

Date: August 30, 2005

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

KPMG LLP

McLean, Virginia

March 15, 2005, except for paragraphs 8 and 11 of

Note 17 as to which the date is June 21, 2005

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

Our audits were conducted in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Accounting practices adopted in Brazil vary in certain significant respects from accounting principles generally accepted in the United States of America (U.S. GAAP). Information relating to the nature and effect of such differences is presented in Note 34 to the consolidated financial statements.

As discussed in Note 36, the Company has restated its statements of cash flows prepared in accordance with U.S. GAAP for the years ended December 31, 2003 and 2002.

DELOITTE TOUCHE TOHMATSU

Auditores Independentes

Rio de Janeiro, Brazil

March 17, 2004 (except with respect to the matters discussed in Notes 34 and 35, as to which the date is May 21, 2004 and Note 36, as to which the date is June 21, 2005).

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

Based on the revised projections, the Company determined that an impairment analysis of its indefinite-lived and long-lived assets was required during the third quarter of 2004. In connection with this analysis, the Company evaluated its property, plant and equipment and definite and indefinite-lived intangible assets, including customer lists. The Company developed estimates of future undiscounted cash flows to test the recoverability of its long-lived and indefinite-lived assets. These estimates were compared to the carrying values of the assets, which resulted in the conclusion that the Company could not recover its carrying values through projected future operations. To determine the impairment amount, the Company first calculated an enterprise value. The Company calculated the enterprise value using certain assumptions and revised management projections of revenues and profitability under various operating scenarios from September 1, 2004 through 2009. As indicated above, both projected revenues and net cash flow decreased significantly from those used in the determination of reorganization enterprise value in fresh-start reporting. These revised projections used a weighted average cost of capital between 10%-14%, a 2% terminal growth rate, certain working capital assumptions and total entity value assumptions. The scenarios indicated average annual revenue declines of approximately 5% (compared to an assumed 1% annual growth at the time the reorganization enterprise value was established in 2003). In addition, the scenarios varied in the assumed cost efficiencies that could be achieved due to regulatory and technology changes that would allow increases in the return on current invested capital. This resulted in varying potential cash flows for each scenario. The scenarios were weighted approximately equally.

After enterprise value was determined, the Company concluded that the carrying values of its long-lived assets exceeded their estimated fair values by approximately $3.3 billion ($2.8 billion related to property, plant and equipment and $478 million related to definite-lived intangible assets) and the carrying value of an indefinite-lived asset exceeded its estimated fair value by approximately $260 million. These amounts represented the difference between the calculated fair values of the assets and their associated carrying values, and were recorded as a separate component of operating expenses in the consolidated statement of operations for the year ended December 31, 2004. The Company’s management reviewed the results of the impairment analysis with the Board of Directors, and the Board of Directors approved the impairment charges on October 15, 2004.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2002

Integrated Network and Related Goodwill and Other Intangible Assets

During the second quarter of 2002, impairment indicators occurred, including continued competitive pressures, the discovery of accounting irregularities in June that led to the Predecessor Company’s impending bankruptcy, and the resignation of senior officers. These factors dramatically impaired asset recoverability and the Predecessor Company’s ability to finance operations, resulting in a further reduction in projected cash flows. These events precipitated a lack of access to the capital markets, a lack of confidence from its customers and overall uncertainties about the Predecessor Company’s economic viability. As a result, the Predecessor Company reviewed its Integrated Network, which had a collective carrying value of $15.9 billion for impairment. Based on the results of an assessment of expected cash flows over a period of 5 years discounted at 14% with a 2% terminal growth rate, and Company comparative market valuation metrics, the Predecessor Company concluded that the carrying value of the Integrated Network exceeded its estimated fair value by $4.9 billion. Accordingly, the Predecessor Company recorded impairment charges of $45 million for goodwill, comprised primarily of reclassification of definite-lived assets related to the Predecessor Company’s workforce, and $353 million for other intangible assets. In addition, a $4.5 billion property, plant and equipment impairment charge was recorded in 2002. As a result of these impairment charges, the carrying value of goodwill associated with the Integrated Network was reduced to zero.

Digex

Digex, Incorporated (“Digex”) is a provider of advanced hosting services, including value added products such as monitoring, security, reporting, performance and application hosting for companies conducting business on the Internet. In the second quarter of 2002, Digex performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicated that an impairment of the carrying value of its property, plant and equipment and other intangible assets existed as of June 30, 2002, and the carrying value of the Digex long-lived assets was reduced to fair value. This resulted in the Predecessor Company recording a $2 million and a $55 million impairment charge related to other intangible assets and property, plant and equipment, respectively.

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

The following consolidated balance sheet reflects the implementation of the Plan as if the Plan had been effective on December 31, 2003. Reorganization adjustments have been recorded in the consolidated balance sheet to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7. In August 2003, the Company determined a reorganization value as defined in SOP 90-7. The Company’s approach to determining reorganization value was based on comparable public company analysis and a discounted cash flow analysis. Comparable public company analysis is premised on the idea that the price that an investor is willing to pay in the public markets for similar publicly traded companies is a relevant measure to determine what an investor is willing to pay today for the target company and its operating subsidiaries. For comparable public companies, criteria such as lines of business, business risks, growth prospects, maturity of business, market presence, and size and scale of operations were considered. Cash flow multiples were relied upon when deriving reorganization value ranges to ensure consistent comparison with other telecommunications companies. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The assumptions used in the calculations for the discounted cash flow analysis regarding

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected revenue, costs, and cash flows, for the period 2003-2005 were provided by the Company’s management based on their best estimate at the time the analysis was performed. Management’s estimates implicit in the cash flow analysis included increases in net revenue of 1.0% per year over the three-year period. In addition, the analysis included estimated cost reductions, primarily in selling, general and administrative expenses through the Company’s plans for headcount reductions and other access cost efficiencies. The analysis also included anticipated levels of reinvestment in the Company’s operations through capital expenditures ranging from $1.2 billion to $2.0 billion per year. The Company did not include in its estimates the potential effects of litigation, either on the Company or the industry. The foregoing estimates and assumptions were inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there could be no assurance that the estimates, assumptions, and values reflected in the valuations would be realized, and actual results did vary materially from those estimates and assumptions resulting in the Company recording impairment charges in its 2004 consolidated statement of operations (see Note 3).

The reorganization enterprise value of the Company was calculated to be within an approximate range of $10.0 billion to $12.9 billion. The Company selected the midpoint of the range, $11.4 billion, to be used in the determination of reorganization value. Such value was confirmed by the Bankruptcy Court and the Creditors Committee on the confirmation date. The reorganization enterprise value of the Successor Company was increased to $14.5 billion to reflect the expected increase in the Predecessor Company’s cash balances in excess of requirements to fund claims, increase in working capital, and increase for certain previously excluded non-core assets expected to be sold for $520 million. The equity value of $8.5 billion represented the reorganization value of $14.5 billion less $6.0 billion of post-emergence debt (including capital leases of approximately $314 million and excluding Embratel’s $1.6 billion of debt).

The reorganization enterprise value was allocated to assets and liabilities using either the market, income or cost approach to valuation. The selection of a particular method depended on the availability of reliable data as well as the nature of the asset. Values derived by direct reference to market pricing (the market approach) are generally based on an analysis of recent sales of comparable property. This approach was used for the Company’s real estate assets and other contractually based assets such as capacity and rights-of-way agreements, leasehold interests and certain naming rights. The income approach was used for certain intangible assets such as customer lists and trademarks where the values of these assets are premised upon the expected receipt of future economic benefits such as future earnings and cash flow. The indication of value was developed by discounting those benefits to their present worth at a discount rate that reflects both the current return requirements of the market and the risks inherent in the specific asset. Where the market or income approach was not available or appropriate such as with tangible personal property, special use facilities, certain software assets and certain patents, the cost approach was used. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The indication of value was developed by estimating the cost of reproduction or replacement cost new for the property, less an allowance for loss in value due to depreciation or obsolescence.

Fresh-start adjustments reflected the allocation of fair value to the Successor Company’s long-lived assets and the present value of liabilities to be paid, and were calculated using a combination of one or more of the above valuation methodologies. Also considered were technical, functional, and economic obsolescence, including network utilization factors inherent in the Company’s assets. Technical obsolescence was applied to reflect reductions in value due to advances in technology in newer similar assets. Functional obsolescence was applied to reflect the estimated reduction in value due to the age of the asset. Inutility was applied to tangible personal property and other assets such as enterprise license agreements (software licenses) to reflect excess capacity or redundancy in the network prior to the application of remaining economic obsolescence. In most cases, market and income-based values include the effects of economic obsolescence. In limited cases, assets for

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which market pricing included a buy-sell spread of values, such as with capacity and rights-of-way agreements, did the Company adjust for external or remaining economic obsolescence. Key assumptions used in the valuation to determine the fair value of the Company’s long-lived assets for the allocation included: (i) an income tax rate of 38.2%, (ii) a weighted average cost of capital of 13.5% based on a ratio of debt (30%) to equity (70%), and (iii) an obsolescence factor on property, plant and equipment ranging from 0% to 60%. Certain intangible assets were subject to sensitive business factors of which only a portion were within control of the Company’s management.

These estimates of fair value were reflected in the Successor Company’s consolidated balance sheet as of December 31, 2003. During 2004, the Company adjusted the carrying value of certain assets and liabilities from the previously estimated values as information became available and valuations were completed. As these adjustments were recorded in each quarter, associated year-to-date depreciation and amortization expense amounts were also adjusted for the effects of the changes in carrying values. As of September 30, 2004, the Company completed its assessment of the fair values of its assets and liabilities.

In applying fresh-start reporting as of December 31, 2003, the Company followed these principles:

•	The reorganization value of the entity was allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations.” The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess, or negative goodwill, was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor Company’s long-lived assets.

•	Each liability existing as of the fresh-start reporting date, other than deferred taxes, was stated at the present value of the amounts to be paid, determined at appropriate current interest rates. Deferred revenue was adjusted to reflect the fair value of future costs of contractual performance obligations plus a normal profit margin.

•	Deferred taxes were reported in conformity with applicable income tax accounting standards, principally SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities (see Note 20).

•	Changes in existing accounting principles that otherwise would have been required in the consolidated financial statements of the emerging entity within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.

•	Reversal of all items included in accumulated other comprehensive loss, including the recognition of the Predecessor Company’s minimum pension liability, reflecting all unrealized losses from available for sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to the underlying asset balances, and recognition of all previously unrecognized cumulative translation adjustments (see Note 13).

•	Resetting property, plant and equipment assets and other long-lived assets to fair value and eliminating all of the accumulated depreciation and amortization.

•	Adjustment of the Company’s pension plans to their projected benefit obligation by recognition of all previously unamortized actuarial gains and losses.

During 2004, the Company determined that approximately $132 million of property tax liabilities and $110 million of other liabilities that should not have been adjusted in fresh-start reporting were reduced by approximately $152 million in the Company’s application of fresh-start reporting as of December 31, 2003. Due

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table identifies the adjustments recorded to the Predecessor Company’s December 31, 2003 consolidated balance sheet as a result of implementing the Plan and applying fresh-start reporting. Additionally, it includes a pro forma disclosure which includes the impact of 2004 adjustments to the 2003 estimated valuations upon their completion during 2004 (in millions):

	Predecessor Company December 31, 2003	Effects of Plan		Fresh-Start Valuation(e)		2004 Fresh-Start Valuation Adjustments(o)		Pro Forma Successor Company December 31, 2003(p)
ASSETS
Current assets:
Cash and cash equivalents	$6,178	$—		$—		$—		$6,178
Accounts receivable, net	4,348	—		—		—		4,348
Deferred income taxes	119	921	(a)	(50	)(f)	—		990
Other current assets	1,029	—		(17	)(f)	(15	)(q)	997

Total current assets	11,674	921		(67)		(15)		12,513
Property, plant and equipment, net	12,277	—		(739	)(g)	150	(r)	11,688
Intangible assets, net	1,229	—		856	(h)	134	(s)	2,219
Deferred income taxes	608	—		—		—		608
Other assets	558	—		153	(i)	(226	)(t)	485

	$26,346	$921		$203		$43		$27,513

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued access costs	$3,276	$834	(b)	$(39	)(j)	$106	(u)	$4,177
Current portion of long-term debt	330	—		—		—		330
Other current liabilities	3,710	782	(b)	(83	)(k)	(133	)(v)	4,276

Total current liabilities	7,316	1,616		(122)		(27)		8,783
Liabilities subject to compromise	37,532	(37,532	)(b)	—		—		—
Long-term debt	1,600	—		(35	)(l)	—		1,565
Long-term debt—new	—	5,552	(b)					5,552
Other liabilities	762	3	(b)	(51	)(m)	72	(w)	786
Deferred income taxes	225	921	(a)	61	(m)	(2)		1,205
Minority interests	1,150	—		—		—		1,150
Preferred stock subject to compromise	436	(436	)(b)	—		—		—
Shareholders’ Equity (Deficit):
Common stock—old (Predecessor)	31	(31	)(d)	—		—		—
Common stock—new (Successor)	—	3	(b)	—		—		3
Additional paid-in capital	56,444	(56,444	)(d)	—		—		—
		8,639	(b)	—		—		8,639
Accumulated deficit	(78,629)	—		—		—		—
		—		350	(c)	—
		22,324	(b)
		55,955	(n)
Deferred stock-based compensation	—	(170	)(b)	—		—		(170)
Treasury stock	(185)	185	(d)	—		—		—
Accumulated other comprehensive loss	(336)	336	(n)	—		—		—

Total shareholders’ equity (deficit)	(22,675)	30,797		350		—		8,472

	$26,346	$921		$203		$43		$27,513

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	To record adjustments to deferred tax assets and liabilities as a result of the impact of the estimated gain related to cancellation of indebtedness resulting from the application of the effects of the Plan. The remaining net deferred tax liability relates primarily to financial accounting versus tax basis in indefinite-lived intangible assets.
(b)	To record the discharge of the liabilities and preferred stock subject to compromise and the issuances of new MCI common stock with an agreed value of $8.5 billion and new long-term debt of $5.6 billion (net of $114 million discount). Included in the additional paid-in capital portion of this adjustment is the effect of $170 million to reflect the increase for the issuance of approximately 8.6 million restricted stock unit awards. Additionally, the Company recorded $170 million of deferred stock-based compensation. Additionally, the increase in accounts payable and other current liabilities represents the estimated cash payment of liabilities as a result of the implementation of the Plan.
(c)	To record the net change in equity value from historical basis to fresh-start basis of $350 million. This amount also represents the net difference in fair value of the adjustments to the Company’s historical basis in assets and liabilities.
(d)	To record the extinguishment of old equity interest in accordance with the Plan.
(e)	To record the estimated fair value of the Predecessor Company’s assets and liabilities upon completion of the Company’s initial review as of December 31, 2003.
(f)	An actuarial valuation was performed as of the fresh-start date on pension assets and the projected pension benefit obligation. The excess of the unrecognized portion of the plan assets over the pension benefit obligation of ($24) million was eliminated at the fresh-start date. In addition, net current deferred tax assets were decreased ($50) million to represent the difference between the assigned book values and the tax basis of the recognized assets and liabilities. Also, prepaid rights-of-way were valued using the market approach. Remaining economic obsolescence was applied to prepaid rights-of-way to reflect that forces external to the Company, such as technological changes, resulted in the Company holding quantities of these assets that were not warranted by current market conditions. The current amortizable portion of the prepaid rights-of-way contracts was increased by $7 million to record its fair value.
(g)	To record the Predecessor Company’s tangible assets at their estimated fair value. Asset records were reviewed and adjusted primarily using replacement cost new as the basis. Technical, functional and economic obsolescence was then applied to determine the fresh-start values at the asset record level.
(h)	To record the fair value of intangible assets. The largest identifiable intangible assets such as customer lists were valued using the income approach, while trademarks were valued using a relief from royalty method, a subset of the income approach. Other intangible assets such as favorable leasehold interests, naming rights, wireless spectrum and certain patents were valued using the market approach. The balance of the intangible assets was valued using the cost approach. Remaining economic obsolescence was applied to intangible assets valued on the cost approach only.
(i)	To record equity and cost method investments, primarily related to Avantel and other equity method investments, at fair value of $140 million. The investment in Avantel was valued using management’s best estimate of net realizable value, while other equity method investments were valued using the income approach. In addition, an adjustment of $101 million was made to the non-current amortizable portion of the fair value of prepaid rights-of-way contracts, which were valued using the market approach. Additionally, the Company eliminated deferred customer credits of ($88) million as of the fresh-start date since this value was deemed inherent in the fair valuation of customer lists.
(j)	To adjust deferred rent expense of the Predecessor Company to equal the present value of amounts to be paid as of the fresh-start date.
(k)	To record the elimination of certain deferred revenues of the Predecessor Company for which no remaining contractual obligation exists. Other deferred revenues, primarily associated with capacity sales agreements, were adjusted to estimated fair value. The fair value of capacity sales agreements was based primarily on analyses of recent agreements of comparable size and location and/or internally developed market estimates.
(l)	To record the elimination of certain capital lease obligations.
(m)

To adjust certain long-term deferred installation revenues of the Predecessor Company for which no remaining contractual obligation exists by ($46) million. The Predecessor Company’s accrued pension liability was reduced by ($5) million to reflect the actuarial valuation of the minimum pension benefit

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation. Additionally, net non-current deferred tax liabilities were increased by $61 million to represent the difference between the assigned book values and the tax basis of the recognized assets and the liabilities.

(n)	To record the elimination of the Predecessor Company’s prior accumulated deficit and accumulated other comprehensive loss, which included the elimination of the Company’s $47 million minimum pension liability.
(o)	As certain components of the fresh-start valuation were incomplete as of December 31, 2003, this column represents adjustments to the carrying value of the Company’s assets and liabilities upon completion of the Company’s fair value reviews during 2004.
(p)	Reflects on a pro forma basis the amounts that would have been displayed on the Company’s December 31, 2003 balance sheet if adjustments resulting from the fair value reviews completed in 2004 and other adjustments had been known at that date.
(q)	Includes adjustments to decrease prepaid expenses by ($60) million, primarily related to the fair value of certain prepaid indefeasible rights of use agreements. These agreements were valued based primarily on analyses of recent agreements of comparable size and location and/or internally developed market estimates. Remaining economic obsolescence was applied to indefeasible rights of use agreements to reflect that forces external to the Company, such as technological changes, resulted in the Company holding quantities of these assets that were not justified by current market conditions. An increase of $35 million to net realizable value of certain asset carrying values classified in assets held for sale was recorded as well as a reclassification from other assets of $7 million and intangible assets of $3 million.
(r)	Includes adjustments which increased property, plant and equipment by $183 million due to increases in the valuation of enterprise license agreements and a decrease in the valuation of indefeasible rights of use, as well as changes in the allocation of the amount of economic obsolescence and negative goodwill. Enterprise license agreements were valued based primarily on analyses of recent comparable agreements, vendor quotes, and/or internally developed market estimates. Inutility, a component of economic obsolescence, was applied to reflect an estimate of redundancy in the Company’s software portfolio. This increase was partially offset by adjustments for errors identified in the fourth quarter of 2004 primarily related to application of the effects of the Plan, which decreased property, plant and equipment by ($33) million.
(s)	Includes adjustments which increased intangible assets by $46 million due to indirect allocation adjustments from the application of economic obsolescence and negative goodwill. In addition, the original right-of-way fair value adjustment of $101 million was reclassified from other assets. These increases were partially offset by decreases of ($5) million related to adjustments for errors identified in the fourth quarter of 2004 primarily related to application of the effects of the Plan and reclassifications to other current assets and other assets of ($3) million and ($5) million, respectively.
(t)	Includes adjustments to reduce the carrying value of certain indefeasible rights of use agreements by ($123) million. These agreements were valued based primarily on analyses of recent agreements of comparable size and location and/or internally developed market estimates. Remaining economic obsolescence was applied to indefeasible rights-of-use agreements to reflect that forces external to the Company, such as technological changes, resulted in the Company holding quantities of these assets that were not justified by current market conditions. A reclassification of the original right-of-way fair value adjustment to intangible assets reduced other assets by ($101) million. Additionally, there were reclassifications of ($7) million to other current assets and $5 million from intangible assets.
(u)	Includes adjustments increasing accounts payable and accrued access costs by $116 million due to property tax and other liabilities that should not have been adjusted in fresh-start reporting. These increases were partially offset by a decrease of ($10) million related to adjustments for errors identified in the fourth quarter of 2004 primarily related to application of the effects of the Plan.
(v)	As more information became available, further adjustments were made, decreasing deferred revenues related to certain capacity sales agreements by ($144) million. Other current liabilities were decreased by ($28) million due to adjustments for errors identified in the fourth quarter of 2004 primarily related to application of the effects of the Plan and a decrease of ($72) million related to the reclassification of unfavorable lease accruals from short-term to long-term liabilities. These decreases were partially offset by an increase related to the recognition of an unfavorable lease accrual of $91 million. Also, increases to property tax and other liabilities of $20 million were reflected that should not have been adjusted in fresh-start reporting.
(w)	Includes adjustments related to the reclassification of unfavorable leases of $72 million from short-term to long-term liabilities.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Successor Company	Predecessor Company
	Year Ended December 31,
	2004	2003	2002
Revenues	$1,535	$2,372	$3,574
Operating expenses	(1,431)	(2,142)	(3,597)
Other expense	(77)	(7)	(556)
Minority interests (expense) income	(4)	(172)	173
Income tax (expense) benefit	(11)	(94)	204
Gain on sale of assets	14	—	—

Net income (loss)	$26	$(43)	$(202)

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

Successor Company
As of December 31, 2003
ASSETS
Cash, cash equivalents and marketable securities	$595
Receivables	556
Other current assets	125

Total current assets	1,276
Property, plant and equipment	1,986
Non-current assets	958

Total assets	$4,220

LIABILITIES AND EQUITY
Current portion of long-term debt	$289
Current liabilities	948

Total current liabilities	1,237
Long-term debt	1,285
Other long-term liabilities	149
Minority interest	1,149

Total liabilities	3,820
MCI’s investment	400

Total liabilities and equity	$4,220

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

The effective tax rate is the provision for income taxes expressed as a percentage of (loss) income from continuing operations before income taxes. The 2004 effective rate is different than the expected federal statutory rate of 35% primarily due to the tax benefits of losses from continuing operations offset by an increase in (i) the valuation allowance attributable to current year losses without benefit, (ii) the provision for state income taxes, including current accruals and changes in tax reserves, (iii) the provision for foreign taxes, including changes in tax reserves and increases in dollar-denominated exposure due to the weakness of the U.S. dollar and the denomination of liabilities in local currencies, and (iv) the effect of interest expense on tax contingencies. The increase in the Company’s effective tax rate for 2004 as compared to 2003 and 2002 relates to increases in its provisions for state income taxes and foreign taxes based on revised estimates of exposures from on-going negotiations with state taxing authorities and increases in the foreign tax reserves primarily for additional interest expense on existing contingencies, unfavorable foreign exchange fluctuation, and new contingencies. These increases were recorded as current period expenses and resulted in higher income tax expense expressed as a percentage to arrive at the effective tax rate for 2004 together with lower pre-tax income/loss. See “State Tax Claims” and “Other Tax Contingencies” for additional information.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with fresh-start reporting, any future changes in income tax contingencies that existed as of the fresh-start date would typically be adjusted to intangible assets, until exhausted, then to additional paid-in capital and not through income. As a result of the impairment of intangible assets in the third quarter of 2004, the Company will record net increases in income tax contingencies existing at the fresh-start date, that would otherwise have served to increase the carrying value of intangible assets above their fair value, as additional income tax expense. The Company will record any decreases in pre-acquisition valuation allowance (not offset with decreases in the related gross deferred tax asset) to intangible assets. For the fourth quarter of 2004, the Company recognized $189 million of net additional expense attributable to changes in pre-fresh start federal, state and foreign tax contingencies, foreign exchange gains/losses and related interest. Additionally, the Company recognized $13 million of reductions of pre-fresh-start foreign income tax valuation allowances which was offset to intangibles.

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

Additionally, as a result of the application of the attribute reduction rules, the Company estimates it will reduce its tax basis in current assets (including trade accounts receivable, intercompany accounts receivable and other current assets) by $1.5 billion and non-current assets (including property, plant and equipment, intangibles and other long-term assets) by $5.7 billion. Furthermore, due to certain federal income tax recapture provisions, the Company recorded a deferred income tax liability of $1.0 billion attributable to the future recognition of taxable gain on subsidiary stock. The Company further estimates an additional $1.1 billion would arise for the future recognition of taxable gain on subsidiary stock if certain of the Company’s subsidiaries appreciate in value and the financial accounting basis exceeds the tax basis in such stock. These liabilities were determined using estimates of fair market value and the Company’s separate legal entity accounting records and are therefore

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to limitations as set forth in the discussion of other tax contingencies below, including the risk of adjustments resulting from review by tax authorities. If appreciation of the Company’s subsidiaries occurs as described above, or adjustments result from review by taxing authorities, the additional tax liability of $1.1 billion may be required to be recorded either as an additional deferred tax liability or as a reduction to deferred tax assets. This would also result in the reduction in the valuation allowance as shown in the table above by up to approximately $1.1 billion. Absent adjustments by taxing authorities, future taxable gain would only become a current tax obligation in the event of the disposition or certain reorganizations of the appreciated subsidiaries by the Company.

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

State Tax Claims. In conjunction with the Predecessor Company’s bankruptcy claims resolution proceeding, certain states have filed claims concerning the Predecessor Company’s state income tax filings and its approach to related-party charges. To date, various states have filed proofs of claims in the aggregate amount of approximately $750 million. In addition, the State of Mississippi has filed a claim in the aggregate amount of approximately $2 billion. The Company accrues for its income tax contingencies when it determines that conditions exist that it is probable that a liability has been incurred and the amounts can be reasonably estimated.

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 and 2003, the Company had accrued income tax liabilities related to state income tax contingencies, including claims regarding related-party charges and other state income tax matters, of $408 million and $220 million, respectively. The increase in accrual for state income tax contingencies from December 31, 2003 to December 31, 2004 was primarily due to revised estimates of exposures from ongoing negotiations with state taxing authorities and interest accruals. These contingencies are subject to ongoing discussions with the appropriate state taxing officials on these and other issues related to state income taxes. The outcome of these discussions could result in actual cash payments that differ from the amount accrued.

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

In addition to the state contingencies relating to the Predecessor Company’s approach to related-party charges, the Company has reserved for additional tax contingencies attributable to federal, state and foreign jurisdiction tax return filings. Such contingencies are for tax liabilities and related interest attributable to the ongoing audits of the Company’s federal tax returns (the Company’s federal tax returns from 1992 through 2003 are still open and subject to IRS examination, as are numerous state, local and foreign income tax filings for recent years), as well as certain tax positions taken on federal, state and foreign income tax returns for which the statutes remain open. The Company’s reserves for these additional tax contingencies are based on the aforementioned separate company financial information. The Company accrues for its income tax contingencies when it determines that conditions exist that it is probable that a liability has been incurred and the amounts can be reasonably estimated. These contingencies are subject to review and final settlements with federal and foreign tax authorities, the outcome of which could result in actual cash payments that differ from the amount accrued. As of December 31, 2004, the Company had accrued liabilities for income tax contingencies of $137 million and $820 million for federal and foreign income taxes, respectively. As of December 31, 2003, the Company had accrued liabilities for income tax contingencies of $164 million and $778 million for federal and foreign income taxes, respectively. Such amounts include changes in estimates, accruals for interest, and in the case of foreign income tax contingencies, significant impacts of unfavorable foreign exchange fluctuation.

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

On April 30, 2003, the Predecessor Company served Mr. Ebbers with a notice of event of default under the Ebbers Note due to his failure to make the scheduled $25 million principal payment on April 29, 2003. As a consequence, all principal and accrued interest under the Ebbers Note became immediately due and payable. Mr. Ebbers disputes that he is in default under the Ebbers Note due to the receipt of proceeds of asset sales discussed below. To date, Mr. Ebbers has not made any payment with respect to his obligations under the Ebbers Note. After giving consideration to various factors, including what the Predecessor Company considered to be a default of the Ebbers Note and management’s knowledge and estimates of Mr. Ebbers’ financial condition, the Predecessor Company concluded that the collectibility of the Ebbers Note was remote. Accordingly, the Predecessor Company established a valuation reserve, reflected as of March 2002, which the Predecessor Company recorded as bad debt expense (a component of selling, general and administrative expenses) in an amount equal to the outstanding principal and accrued interest balance under the Ebbers Note less the amount anticipated to be realized by the Predecessor Company in connection with the disposition of the Intermarine,

MCI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Douglas Lake and Joshua Timberlands collateral. Subsequent to the March 2002 filing, the Joshua Timberlands properties had a value less than the balance of the senior debt. In addition, the Predecessor Company was able to secure sales contracts for the Intermarine and Douglas Lake properties. Accordingly, as of June 2002, the Predecessor Company increased the reserve to include the entire amount of the note, net of the ultimate selling prices of the Intermarine and Douglas Lake properties.

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