Form 10-Q/A
period 2005-03-31
MCI INC
filed 2005-08-30
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

MCI, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was originally filed on May 9, 2005 (“Form 10-Q”), to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review by providing certain additional disclosures.

The Company has not attempted in this amendment to modify or update other disclosures presented in the original report on Form 10-Q. This Form 10-Q/A also does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 9, 2005.

The following items have been amended as a result of the revisions described above:

Part I, Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Part I, Item 4 – Controls and Procedures

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

Significant efforts were made to establish a framework to improve our internal control over financial reporting during 2004. These efforts continued during the first quarter of 2005. We committed considerable resources to the design, implementation, documentation and testing of the key internal controls of the Company. Additional efforts were required to remediate and retest certain internal control deficiencies. Management believes that these efforts have improved the Company’s internal control over financial reporting. While our internal control over financial reporting is significantly improved, management has identified certain areas (in addition to accounting for income taxes) that it believes should be further enhanced. With respect to these areas, the Company has implemented compensating controls and procedures, principally manual checks and additional levels of reviews, that are designed to prevent a material misstatement of the Company’s consolidated financial statements as of March 31, 2005. Nevertheless, management intends to continue improving the Company’s internal control over financial reporting.

With respect to internal control over accounting for income taxes, the Company has conducted, and will continue to conduct, significant remediation activity including:

•	the hiring, in March 2005, of a new Vice President of Tax;

•	the reorganization of the Tax Department which began in March 2005 and will continue into the Company’s second quarter;

•	increased use of third party tax service providers for the more complex areas of the Company’s income tax accounting during 2004, which usage has continued during the first quarter of 2005 and will continue during the duration of 2005; and

•	increased formality and rigor of controls and procedures over accounting for income taxes by updating process documentation to include more procedures and levels of review.

These remediation efforts have changed our internal control over financial reporting in the first quarter of 2005 in a manner that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We anticipate that the accounting for income tax weakness will be fully remediated by the latter part of 2005. Verification, however, of the effectiveness of this remediation will require year end testing which will occur during the preparation of the Company’s 2005 consolidated financial statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized to sign.

MCI, INC.

By:	/s/ ROBERT T. BLAKELY
Robert T. Blakely Executive Vice President and Chief Financial Officer

Dated: August 30, 2005

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