Form 10-Q
period 2005-09-30
MCI INC
filed 2005-11-03
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of October 31, 2005, there were 328,155,310 shares of MCI common stock outstanding.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Revenues	$4,468	$5,076	$13,940	$15,716
Operating expenses:
Access costs	2,369	2,580	7,425	8,156
Costs of services and products (excluding depreciation and amortization included below of $229 and $380 in the three-month periods ended September 30, 2005 and 2004, respectively, and $714 and $1,219 in the nine-month periods ended September 30, 2005 and 2004, respectively)	602	629	1,827	1,915
Selling, general and administrative	1,033	1,253	3,395	4,174
Depreciation and amortization	305	493	958	1,583
Impairment charges related to property, plant and equipment	—	2,775	—	2,775
Impairment charges related to intangible assets	—	738	—	738

Total operating expenses	4,309	8,468	13,605	19,341

Operating income (loss)	159	(3,392)	335	(3,625)
Other (expense) income, net:
Interest expense	(109)	(104)	(345)	(299)
Miscellaneous income, net	61	35	192	60

Income (loss) from continuing operations before income taxes	111	(3,461)	182	(3,864)
Income tax benefit	(164)	(61)	(69)	(8)

Income (loss) from continuing operations	275	(3,400)	251	(3,856)
(Loss) income from discontinued operations, net of tax	(4)	2	82	(1)

Net income (loss)	$271	$(3,398)	$333	$(3,857)

Basic income (loss) per share:
Continuing operations	$0.85	$(10.66)	$0.78	$(12.00)
Discontinued operations	(0.01)	0.01	0.26	—

Basic income (loss) per share	$0.84	$(10.65)	$1.04	$(12.00)

Diluted income (loss) per share:
Continuing operations	$0.83	$(10.66)	$0.76	$(12.00)
Discontinued operations	(0.01)	0.01	0.25	—

Diluted income (loss) per share	$0.82	$(10.65)	$1.01	$(12.00)

Basic shares used in calculation	322.8	319.1	321.6	321.4
Diluted shares used in calculation	329.8	319.1	329.0	321.4

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	As of September 30, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,297	$4,449
Marketable securities	1,077	1,055
Accounts receivable, net of allowance for doubtful accounts of $525 for 2005 and $729 for 2004	2,474	2,855
Other current assets	544	724
Assets held for sale	—	10

Total current assets	8,392	9,093
Property, plant and equipment, net of accumulated depreciation of $1,382 for 2005 and $512 for 2004	6,122	6,259
Investments	21	116
Intangible assets, net of accumulated amortization of $181 for 2005 and $59 for 2004	1,001	991
Other assets	604	601

	$16,140	$17,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$784
Accrued access costs	1,243	1,491
Current portion of long-term debt	23	24
Accrued interest	211	93
Deferred income taxes	438	598
Other current liabilities	2,638	3,198
Liabilities of assets held for sale	—	15

Total current liabilities	5,076	6,203
Long-term debt, excluding current portion	5,887	5,909
Other liabilities	671	718
Commitments and contingencies (Note 14)
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000 shares; issued and outstanding: 327,923,027 shares for 2005 and 319,557,905 shares for 2004	3	3
Additional paid-in capital	8,331	8,365
Deferred stock-based compensation	(131)	(114)
Accumulated deficit	(3,669)	(4,002)
Accumulated other comprehensive loss	(28)	(22)

Total shareholders’ equity	4,506	4,230

	$16,140	$17,060

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine-Month Period Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$333	$(3,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	958	1,583
Impairment charges related to property, plant and equipment and intangible assets	—	3,513
Net realized gain on sale of investments	(30)	(5)
Gain on disposal of discontinued operations	(82)	(9)
Bad debt provision	250	514
Deferred income tax benefit	(159)	(98)
Amortization of debt discount	—	114
Stock-based compensation expense	47	23
Other	9	(17)
Changes in assets and liabilities:
Accounts receivable	139	300
Other current assets	51	92
Non current assets	10	38
Accounts payable and accrued access costs	(450)	(935)
Other current liabilities	(310)	(843)
Other liabilities	(2)	11

Net cash provided by operating activities	764	424
INVESTING ACTIVITIES
Additions to property, plant and equipment	(870)	(650)
Proceeds from sale of property, plant and equipment and intangible assets	75	39
Purchases of marketable securities	(1,938)	—
Proceeds from sale of marketable securities and investments	1,934	9
Proceeds from sale of an equity investment and assets held for sale	186	581
Cash paid for acquisitions, net of cash received	(189)	(13)
Other	8	—

Net cash used in investing activities	(794)	(34)
FINANCING ACTIVITIES
Principal repayments on debt	(24)	(38)
Dividends paid on common stock	(130)	(127)
Cash restricted for letters of credit	3	(141)
Other	29	(59)

Net cash used in financing activities	(122)	(365)

Net change in cash and cash equivalents	(152)	25
Net change in cash and cash equivalents from discontinued operations	—	(615)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,449	6,178

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,297	$5,588

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$182	$50
Cash paid for interest, net of amounts capitalized	227	35

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

The Company operates in three business segments which are: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets (see Note 16 for a description of each business segment). These segments represent strategic business units based on the types of customers each segment serves, and were determined in accordance with how the Company’s executive management analyzes, evaluates and operates the Company’s entire global operations.

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

Pending Merger

On February 14, 2005, Verizon Communications Inc. (“Verizon”), the Company and a wholly-owned subsidiary of Verizon (“Merger Sub”) entered into an Agreement and Plan of Merger, which was subsequently amended as of March 4, 2005, March 29, 2005, and May 1, 2005 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into the Merger Sub (the “Merger”), with Merger Sub continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into the Company, with the Company as the surviving person).

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

Pursuant to the Merger Agreement as amended, at the effective time and as a result of the Merger, each share of common stock of the Company will be converted into the right to receive the number of shares of Verizon common stock equal to the greater of (i) 0.5743 shares, and (ii) the quotient obtained by dividing $20.40

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the average of the volume weighted averages of the trading prices of Verizon common stock, as these prices are reported on the New York Stock Exchange Composite Transactions Tape, for each of the 20 trading days ending on the third trading day immediately preceding the closing of the Merger (although Verizon has the option to elect to pay additional cash instead of issuing additional shares over the 0.5743 exchange ratio). The terms of the Merger Agreement also provide that the Board of Directors will, except to the extent prohibited by applicable law or covenants in certain existing indentures, declare and pay a special cash dividend, to be paid shortly after approval of the merger by shareholders, in an amount up to $5.60 per share minus the per share amount of any dividend declared by the Company between February 14, 2005 and the closing of the Merger. On October 6, 2005, the Board of Directors, upon shareholder approval of the proposed merger with Verizon and as required by the Merger Agreement, declared a special cash dividend of $5.60 per MCI common share, or approximately $1.8 billion, which was paid on October 27, 2005 to shareholders of record on October 17, 2005.

The Merger Agreement contains a purchase price adjustment mechanism based on the Company’s bankruptcy claims and certain tax liabilities that could reduce the consideration to be paid to the Company’s stockholders. The Company and Verizon are in the process of coming to an agreement on the size of the adjustment, if any. This process will conclude prior to the closing of the Merger.

Consummation of the Merger is subject to customary conditions, including (i) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other federal, state, or international regulatory approvals, (ii) absence of any law or order prohibiting the closing, (iii) subject to certain exceptions, the accuracy of representations and warranties and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to each party’s business. In addition, Verizon’s obligation to close is subject to other conditions, including (i) absence of any pending U.S. governmental litigation with a reasonable likelihood of success seeking to prohibit the closing or to impose certain limitations, (ii) receipt of a bankruptcy order issued by the Bankruptcy Court allowing for the substitution of shares of Verizon common stock for shares of MCI common stock to satisfy certain bankruptcy-related claims, and (iii) receipt of an order issued by the United States District Court for the Southern District of New York relating to the Company’s Corporate Monitor and certain affirmative obligations imposed by prior order of the United States District Court for the Southern District of New York.

Consummation of the Merger will constitute a “Change of Control” under the Company’s outstanding Senior Notes (see Note 8), which will obligate the surviving person to make an offer to purchase such Senior Notes within 30 days after the effective time at a purchase price equal to 101% of principal amount plus accrued interest.

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

As a result of the closing of a stock purchase agreement on May 17, 2005 whereby Verizon purchased 43.4 million shares of MCI common stock from Mr. Slim, Verizon became a related party to the Company. Revenues from Verizon for the three-month periods ended September 30, 2005 and 2004, were $80 million and $111 million, respectively, and for the nine-month periods ended September 30 , 2005 and 2004, were $265 million and $365 million, respectively. Access costs payable to Verizon for the three-month periods ended September 30, 2005 and 2004 were $405 million and $411 million, respectively, and for the nine-month periods ended September 30, 2005 and 2004 were $1.2 billion and $1.3 billion, respectively. Net receivables from Verizon for services provided by the Company were $36 million and $34 million as of September 30, 2005 and

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, respectively. Liabilities to Verizon for services provided to the Company were $99 million and $116 million as of September 30, 2005 and December 31, 2004, respectively.

On February 15, 2005, the Company received notice that an individual stockholder filed a putative class action on behalf of himself and all stockholders of MCI against MCI and all of the individual members of MCI’s Board of Directors in Chancery Court in the State of Delaware. Subsequently, Plaintiff filed an amended complaint to include additional allegations and add Verizon as a defendant in the case. Plaintiff alleges that MCI and MCI’s Board of Directors breached their fiduciary duties to stockholders in entering into the Merger Agreement with Verizon rather than accepting the merger proposal proposed by Qwest. Plaintiff also alleges that Verizon aided, abetted, and benefited from these breaches. As a remedy, Plaintiff requests, among other things, that the Chancery Court issue an injunction prohibiting closing of the merger. Additionally, MCI received notice that three additional putative class actions containing similar allegations were filed on February 18, 2005 against MCI and MCI’s Board of Directors in the Chancery Court in the State of Delaware. Subsequent to February 18, 2005, in one of these three actions, Plaintiff sought relief to amend his complaint on two occasions seeking to add additional factual allegations. These additional allegations relate to subsequent bids by Verizon and Qwest for MCI, the responses of MCI’s Board of Directors to those bids, and Verizon’s purchase of MCI’s shares from entities affiliated with Mr. Slim. Specifically, the amended complaints include allegations that: (i) MCI’s Board of Directors did not negotiate in good faith with Qwest, ignored certain MCI stockholders who indicated that they preferred Qwest’s offer, and arbitrarily assumed that Qwest’s shares will likely decrease in value in the future; (ii) several Qwest bids were rejected by MCI’s Board of Directors for improper reasons; (iii) Verizon paid Mr. Slim $2.62 per share more than the Verizon offer for other MCI shares, demonstrating that Verizon’s bid undervalued MCI; and (iv) Verizon’s offer is insufficient. The Company will aggressively defend itself in these cases.

In connection with the anticipated merger transaction with Verizon, in April 2005, the Company’s Board of Directors adopted a broad-based retention program to help ensure the retention of key employees. An aggregate amount of approximately $118 million was made available for awards under the retention program. None of the Company’s named executive officers are participating in the retention program. Three payments will be made under the program, beginning with the first payment made in August 2005, the second at closing, and the third occurring 60 days following the completion of the merger (see Note 10).

The merger agreement between Verizon and the Company is subject to certain federal, state and international regulatory approvals prior to the closing of the transaction. On October 27, 2005, the Department of Justice approved the merger and on October 31, 2005, the merger was approved by the Federal Communications Commission (“FCC”). Both approvals are subject to certain conditions. The merger has been approved by international regulators, including the European Union, as well as thirteen states.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes as of September 30, 2005, and for the three and nine-month periods ended September 30, 2005 and 2004, are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on August 30, 2005 and the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.

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

In the three and nine-month periods ended September 30, 2005, the Company recorded changes in estimates of $137 million and $87 million, respectively. These changes in estimates relate to creditor and income tax settlements, which are disclosed in the related footnotes (see Notes 5 and 15, respectively). In the three-month period ended June 30, 2004, the Company reduced access costs by $95 million (of which $68 million related to 2003) for a change in estimate related to its contributions to the Universal Service Fund (“USF”).

Fresh-Start Reporting

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted fresh-start reporting as of the close of business on December 31, 2003 and the consolidated balance sheet as of December 31, 2003 gave effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet were subject to adjustment as estimated valuations and other analyses were finalized. During 2004, the net increase in total assets from fresh-start adjustments to the Company’s consolidated balance sheet was $43 million, which has been reflected in its December 31, 2004 condensed consolidated balance sheet included herein. As these adjustments were recorded throughout 2004, the cumulative impact for each adjustment on depreciation and amortization expense was recorded during the three-month period in which each fresh-start adjustment was recorded. During the three and nine-month periods ended September 30, 2005, the Company recorded an increase of $3 million and a decrease of $19 million, respectively, to intangible assets related to adjustments of pre-fresh-start tax attributes which had a full valuation allowance as of the fresh-start date (see Note 15).

During the third quarter of 2005, the Company identified an $82 million error related to certain pre-petition liabilities for which no claims were made. The Company determined that the liability recorded as of the Petition Date should have been either removed from the consolidated balance sheet where the Company had no future obligation for remittance or plan affected at the same ratio as other general unsecured claims during the application of fresh-start reporting as of December 31, 2003. The result of this error was that the Company did

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not remove the $82 million during 2003 when liabilities subject to compromise were removed from the consolidated balance sheet as part of the application of fresh-start reporting. Had this amount been removed during 2003, the $82 million would have resulted in a 0.3% reduction to the Company’s $27.5 billion of total assets as of December 31, 2003. Additionally, the $82 million would have reduced the 2004 net loss of $4.0 billion by $6 million, or 0.2%, given the impact of reversing a portion of the impairment charge recognized by the Company in the third quarter of 2004, since the Company’s long-lived assets would have had a lower carrying value as of the impairment date. The impact to the December 31, 2004 consolidated balance sheet would have been a reduction of $76 million, or 0.4%, of the Company’s $17.1 billion of total assets.

The Company has assessed the impact of the error to its 2004 net loss of $4.0 billion, and its consolidated balance sheets as of December 31, 2003 and 2004 and determined that the impact was not material to any of those periods. As such, the Company recorded an adjustment in the third quarter of 2005, which removed the $82 million liability for which no obligation exists and reduced long-lived assets by $62 million in the September 30, 2005 consolidated balance sheet included herein. In addition, the Company reversed $15 million of depreciation expense related to the cumulative amount that was recorded during 2004 and the first half of 2005.

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

If the Company had adopted the fair value method of accounting for the ESPP, stock-based compensation would have been determined based on the fair value for all stock-based awards on the date of grant. No compensation expense would have been recorded for the ESPP during the three-month period ended September 30, 2005 as the Company discontinued employee contributions to the ESPP in March 2005 (see Note 13). The fair value of stock-based compensation of $3 million for the ESPP for the nine-month period ended September 30, 2005 was estimated using the Black-Scholes option-pricing model and the following assumptions: volatility of 38%, risk-free interest rate of 1.41%, 0.49 year expected life and dividend yield of 7.94%. The fair value of stock-based compensation of $2 million for the ESPP for the three and nine-month periods ended September 30, 2004 was estimated at the beginning of the offering period using the Black-Scholes option-pricing model and the following assumptions: volatility of 55%, risk-free interest rate of 1.79%, 0.41 year expected life and dividend yield of 10.81%. The Company’s MRSP was not included in the Black-Scholes calculation as the fair value of the compensation expense has been expensed in the Company’s condensed consolidated statements of operations since it was initiated in 2004.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net income (loss) for the three and nine-month periods ended September 30, 2005 and 2004 would have been as follows (in millions, except per share amounts):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$271	$(3,398)	$333	$(3,857)
Add: Stock-based employee compensation expense included in reported net income (loss)	16	12	47	23
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(16)	(14)	(50)	(25)

Net income (loss), pro forma	$271	$(3,400)	$330	$(3,859)

Income (loss) per share:
Basic—as reported	$0.84	$(10.65)	$1.04	$(12.00)
pro forma	0.84	(10.65)	1.03	(12.01)

Diluted—as reported	$0.82	$(10.65)	$1.01	$(12.00)
pro forma	0.82	(10.65)	1.00	(12.01)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity is required to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005, with earlier application permitted. The Company has completed its evaluation of the impact of FIN No. 47, and does not expect any material impact on its consolidated results of operations, financial condition and cash flows.

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

(3) Impairment Charges

The Company assesses recoverability of its indefinite-lived and long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment analyses of long-lived and indefinite-lived assets are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment evaluations are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. The Company generates most of its cash flows from products and services that are principally delivered to customers over its integrated telecommunications network and related intangible assets. Therefore, evaluations are performed at the entity level, excluding discontinued operations and assets held for sale, as a single group.

During 2004, the industry was in a state of transition where traditional business lines were facing significant overcapacity in the marketplace, pricing pressures, changes in product mix, and customers’ continued efforts to reconfigure and consolidate their networks in order to achieve lower overall costs and improved efficiencies. Concurrently, the industry was migrating to more advanced network technologies primarily focused around Internet Protocol (“IP”)-based platforms, and customers were requiring more advanced network services including network monitoring, traffic analysis, and comprehensive security solutions. The industry also saw a general migration of customers from dial-up services to broadband and various wireless services. Additionally, the Company’s regulatory climate deteriorated due to a decision by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) that invalidated the FCC’s February 2003 Triennial Review Order local competition rules, which set prices that incumbent providers could charge competitive providers such as the Company for unbundled network element platforms, an essential component of the Company’s Mass Markets local phone service. Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision,

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Solicitor General and the FCC declined to seek such review, and the Supreme Court subsequently denied the petitions. As of the date of the Company’s impairment test for 2004, the FCC had adopted interim unbundling rules (effective September 13, 2004) to maintain certain incumbent local exchange carrier unbundling obligations under interconnection agreements as they existed prior to the D.C. Circuit’s mandate. Nevertheless, the Company’s costs for providing this service were expected to increase significantly in 2005. Some of the Company’s competitors announced their intentions to exit from this market, and the cost increases were judged to possibly force the Company to reduce efforts to acquire new customers and withdraw from certain markets. The Company therefore anticipated that revenues from that segment would continue to decline.

Given the market, business and regulatory conditions, the Company reevaluated its financial forecasts and strategy in the third quarter of 2004 when it became apparent that these trends would continue into the future. Updated cash flow and profitability projections and forecasts were developed taking into account both the 2004 changes in the competitive landscape and the regulatory issues facing the Company. The Company’s executives reviewed these projections with the Audit Committee of the Board of Directors during the third quarter of 2004.

Based on the revised projections, the Company determined that an impairment analysis of its indefinite-lived and long-lived assets was required during the third quarter of 2004. In connection with this analysis, the Company evaluated its property, plant and equipment and definite and indefinite-lived intangible assets, including customer lists. The Company developed estimates of future undiscounted cash flows to test the recoverability of its long-lived and indefinite-lived assets. These estimates were compared to the carrying values of the assets, which resulted in the conclusion that the Company could not recover its carrying values through projected future operations. To determine the impairment amount, the Company first calculated an enterprise value. The Company calculated the enterprise value using certain assumptions and revised management projections of revenues and profitability under various operating scenarios from September 1, 2004 through 2009. Both projected revenues and net cash flow decreased significantly from those used in the determination of reorganization enterprise value in fresh-start reporting. These revised projections used a weighted average cost of capital between 10%-14%, a 2% terminal growth rate, certain working capital assumptions and total entity value assumptions. The scenarios indicated average annual revenue declines of approximately 5% (compared to an assumed 1% annual growth rate at the time the reorganization enterprise value was established in 2003). In addition, the scenarios varied in the assumed cost efficiencies that could be achieved due to regulatory and technology changes that would allow increases in the return on current invested capital. This resulted in varying potential cash flows for each scenario. The scenarios were weighted approximately equally.

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

As a result of the impairment charge of approximately $260 million to an indefinite-lived intangible asset, the Company recognized a $99 million tax benefit which reduced its long-term deferred tax liability as the impairment reduced the difference between the book and tax bases. The impairment charges, after taxes, contributed approximately $3.4 billion to the Company’s net loss for the three and nine-month periods ended September 30, 2004 (loss per share of $(10.70) and $(10.62), respectively).

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Business Combinations

Network Security Technologies, Inc.

On February 25, 2005 (the “Closing Date”), the Company completed the acquisition of Network Security Technologies, Inc. (“NetSec”), a privately-held provider of managed security services, for $106 million in cash. NetSec expands the Company’s network security product line by adding advanced IP-based security services which the Company expects will create additional value for its business and government customers. The results of NetSec’s operations since the Closing Date have been included in the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005, as part of the Company’s Enterprise Markets business segment. NetSec’s results of operations for periods prior to the Closing Date were not material in relation to the Company’s results of operations and, therefore, no pro forma data has been presented herein.

The transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. In determining the allocation of the purchase price, the Company uses all available information to assist in determining fair value. The Company finalized its valuation and allocation of fair value as of September 30, 2005. The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing Date (in millions):

Assets acquired:
Current assets	$6
Property, plant and equipment	6
Intangible assets	9
Goodwill	92

Total assets acquired	113
Liabilities assumed	7

Net assets acquired	$106

Acquired intangible assets include approximately $6 million of definite-lived intangibles consisting of customer relationships, non-compete agreements, and contract values. The Company determined that customer relationships would be amortized over a useful life of six years, while non-compete agreements and contract values would be amortized over a period of up to four years. Annual amortization expense is expected to be approximately $1 million.

Interactive Content Factory

On June 30, 2005, the Company acquired the Interactive Content Factory (“ICF”) software business from TWI, a unit of independent production company IMG Worldwide Inc., for $12 million in cash. The ICF product line specializes in software used for IP-based media and entertainment services. TWI entered into a services agreement with a subsidiary of the Company for telecommunication services with an annual commitment. The Company has licensed the purchased software back to TWI for TWI’s limited internal use pursuant to a license agreement and a subsidiary of TWI will pay an annual maintenance fee in connection with this license.

The transaction was accounted for as a purchase in accordance with SFAS No. 141. In determining the allocation of the purchase price, the Company uses all available information to assist in determining fair value. The Company allocated $1 million to property, plant and equipment and $11 million to goodwill, subject to adjustment as valuations are finalized.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Totality Corporation

On September 13, 2005, the Company completed an asset purchase from Totality Corporation (“Totality”), a privately-held provider of integrated technology management products and services, for $75 million. The Company paid $71 million in cash during the three-month period ended September 30, 2005 and estimates a $3 million working capital adjustment and $1 million in acquisition costs to be paid based on the terms of the agreement. Totality will enable the Company to deliver fully integrated communications services to customers while better supporting advanced IP and complex information technology requirements. The results of Totality’s operations since September 13, 2005 have been included in the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 across all business segments. Totality’s results of operations for periods prior to September 13, 2005 were not material in relation to the Company’s results of operations and, therefore, no pro forma data has been presented herein.

The transaction was accounted for as a purchase in accordance with SFAS No. 141. In determining the allocation of the purchase price, the Company uses all available information to assist in determining fair value. The Company performed a preliminary valuation and allocation of fair value as of September 13, 2005. The following table summarizes the preliminary allocation of fair values of assets acquired and liabilities assumed (in millions):

Assets acquired:
Current assets	$9
Property, plant and equipment	4
Intangible assets	5
Goodwill	61

Total assets acquired	79
Liabilities assumed	4

Net assets acquired	$75

Acquired intangible assets include approximately $2 million of definite-lived intangibles consisting primarily of customer relationships and contract values. Upon its preliminary evaluation, the Company determined that its customer relationships should be amortized over a useful life of eight years, while contract values should be amortized over a period of five years.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 5.07 of the Plan required the Board of Directors to conduct a review of the Company’s cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. On August 5, 2004, the Board of Directors completed its review of the Company’s excess cash pursuant to Section 5.07 of the Plan and declared the amount of excess cash to be $2.2 billion and distributed $254 million in 2004. On February 11, 2005, the Board of Directors distributed $130 million of the excess cash by declaring a cash dividend of $0.40 per share payable on March 15, 2005 to shareholders of record on March 1, 2005. In addition, as a condition of its Merger Agreement, the Board of Directors declared a special cash dividend on October 6, 2005 of $5.60 per MCI common share, or approximately $1.8 billion, which was paid on October 27, 2005 and utilized the remainder of its excess cash (see Note 8).

Impacts of the Application of the Plan

Shares Issued as a result of the Plan

During the second quarter of 2004, in accordance with the Plan, the Company issued approximately 296 million shares of MCI common stock to settle claims of debt holders and 10 million shares to settle its SEC civil penalty. The Company also reserved approximately 11 million shares of MCI common stock for issuance under the MRSP, of which approximately 8.6 million shares of restricted stock were granted on the Emergence Date. The Company expected to issue approximately 20 million shares of MCI common stock pursuant to the Plan to settle claims of general unsecured creditors, which amount was reduced to 5.4 million shares from the Emergence Date through December 31, 2004, primarily from issuances and changes in estimates. The remaining shares to be issued were further reduced by share issuances of 2.0 million and 3.4 million during the three and nine-month periods ended September 30, 2005, respectively, resulting in an estimated 2.0 million shares still to be issued as of September 30, 2005.

Creditor Settlements

During the three and nine-month periods ended September 30, 2005, the Company paid $41 million and $225 million, respectively, in cash, and issued a total of 2.0 million and 3.4 million shares of common stock, respectively, to satisfy certain provisions of the Plan. In addition, the Company paid $6 million of non-cash consideration in its settlement with the State of Mississippi (see Note 14). As a result of these settlements, during the three and nine-month periods ended September 30, 2005, the Company recorded net settlement gains of $52 million and $93 million, respectively, which included $36 million and $72 million, respectively, as a decrease to selling, general and administrative expenses and $16 million and $21 million, respectively, as a decrease to access costs in its condensed consolidated statements of operations.

During the three and nine-month periods ended September 30, 2004, the Company paid $129 million and $1.1 billion, respectively, in cash and issued a total of 1.2 million and 3.8 million shares of common stock, respectively. As a result, during the three and nine-month periods ended September 30, 2004, the Company recorded net settlement gains (losses) of $(14) million (as an increase to selling, general and administrative expenses) and $48 million (as an increase to revenues of $32 million, a decrease to access costs of $19 million and an increase to selling, general and administrative expenses of $3 million), respectively, in its condensed consolidated statements of operations.

As of September 30, 2005, the Company estimates that $599 million remains to be paid related to outstanding creditor claims (including interest on tax obligations and state tax settlements reached in October 2005, see Note 14). This estimate is based on various assumptions and reflects the Company’s judgment based upon its prior pre-petition claims settlement history and the terms of its Plan. If these assumptions prove incorrect, actual payments could differ from the estimated amounts.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt and Interest Expense

On the Emergence Date, the Company issued new Senior Notes (see Note 8).

No interest expense related to pre-petition debt was accrued following the Petition Date as none of the allowed claims against the Debtors had underlying collateral in excess of the principal amount of debt. If the Debtors had recognized interest on the basis of the amounts they were contractually required to pay, additional interest expense of $701 million would have been recorded in the nine-month period ended September 30, 2004. The Company did recognize $104 million and $299 million of interest expense in the three and nine-month periods ended September 30, 2004, respectively, related to the accretion of the discount for the $5.7 billion debt obligations issued on the Emergence Date and interest expense on the Senior Notes (see Note 8) subsequent to the Emergence Date. There was no requirement to pay interest on the debt prior to the Emergence Date since it had not been issued, and as such, the amount is excluded from the contractual interest amount noted above. As the Company adopted fresh-start reporting as of December 31, 2003, and all of the Company’s obligations were removed from its consolidated balance sheet at that date, contractual interest has not been disclosed on the face of the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004.

Reorganization items

The Company continued to incur reorganization items during the three and nine-month periods ended September 30, 2005 and 2004, and will continue to incur reorganization items in future periods for professional fees and other bankruptcy costs. For the three-month periods ended September 30, 2005 and 2004, these expenses were $7 million and $11 million, respectively, and for the nine-month periods ended September 30, 2005 and 2004, these expenses were $23 million and $37 million, respectively. All amounts were for professional services related to the Company’s bankruptcy proceedings and have been included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations.

(6) Income (Loss) per Share

The Company adopted a new capital structure upon the adoption of fresh-start reporting. On the Emergence Date, the Company issued approximately 315 million shares of new MCI common stock, which included approximately 8.6 million shares of restricted stock. In addition, on the Emergence Date, the Company expected to issue 20 million additional shares pursuant to the Plan to unsecured creditors. During the three-month period ended September 30, 2004, share issuances, changes in distribution and changes in estimate reduced the number of contingently issuable shares to an estimated 8.1 million shares still to be issued as of September 30, 2004. Shares issuances, changes in distribution and changes in estimates continued to reduce the number of contingently issuable shares still to be issued pursuant to the Plan during the remainder of 2004. During the three and nine-month periods ended September 30, 2005, share issuances of 2.0 million and 3.4 million, respectively, reduced the number of contingently issuable shares to an estimated 2.0 million shares still to be issued as of September 30, 2005.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations of basic and diluted income (loss) per share for the three and nine-month periods ended September 30, 2005 and 2004 are as follows (in millions, except per share amounts):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net income (loss):
Continuing operations	$275	$(3,400)	$251	$(3,856)
Discontinued operations	(4)	2	82	(1)

Net income (loss)	$271	$(3,398)	$333	$(3,857)

Weighted average common shares outstanding:
Weighted average common shares outstanding	326.9	317.5	324.9	316.1
Add: Weighted average shares contingently issuable to unsecured creditors	2.9	8.9	4.0	13.4
Less: Weighted average unvested restricted stock(1)	(7.0)	(7.3)	(7.3)	(8.1)

Weighted average common shares outstanding used in basic calculation	322.8	319.1	321.6	321.4

Add: Weighted average shares attributable to the ESPP	—	— (2)	0.1	— (2)
Add: Weighted average unvested restricted stock	7.0	— (2)	7.3	— (2)

Weighted average common shares outstanding used in diluted calculation	329.8	319.1	329.0	321.4

Net income (loss) per share:
Basic:
Continuing operations	$0.85	$(10.66)	$0.78	$(12.00)
Discontinued operations	(0.01)	0.01	0.26	—

Basic income (loss) per share	$0.84	$(10.65)	$1.04	$(12.00)

Diluted:
Continuing operations	$0.83	$(10.66)	$0.76	$(12.00)
Discontinued operations	(0.01)	0.01	0.25	—

Diluted income (loss) per share	$0.82	$(10.65)	$1.01	$(12.00)

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic income (loss) per share.
(2)	Calculation of diluted shares excludes the unvested shares of restricted stock and the unissued shares related to the ESPP that would be anti-dilutive.

(7) Marketable Securities and Investments

Available-for-Sale Securities

As of September 30, 2005 and December 31, 2004, short-term available-for-sale debt securities were $1.1 billion. During the three and nine-month periods ended September 30, 2005, the Company purchased $40 million and $1.9 billion, respectively, of marketable securities as the Company sought to increase the rate of return on invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit. Sales of marketable securities during the three and nine-month periods ended September 30, 2005 were approximately $243 million and $1.9 billion, respectively.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income on short-term available-for-sale debt securities was $27 million and $74 million for the three and nine-month periods ended September 30, 2005, respectively. There was no interest income on short-term available-for-sale debt securities for the three and nine-month periods ended September 30, 2004, respectively.

Investments

On June 30, 2005, the Company sold a 35% interest in its equity investment in Avantel S.A. (“Avantel”) for $100 million in cash, reducing its ownership interest from 45% to 10%. The Company recognized a $2 million loss and a $30 million gain, after administrative costs, as other income in its condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005, respectively. As a result of the reduction in ownership interest, the Company no longer accounts for its remaining interest in Avantel as an equity investment.

(8) Debt

Debt consisted of the following as of September 30, 2005 and December 31, 2004 (in millions):

	As of September 30, 2005	As of December 31, 2004
6.908% Senior Notes Due 2007	$1,983	$1,983
7.688% Senior Notes Due 2009	1,983	1,983
8.735% Senior Notes Due 2014	1,699	1,699
Capital leases and other (maturing through 2023)	245	268

Total	5,910	5,933
Less: current portion	23	24

Long-term portion	$5,887	$5,909

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

The 2007 Senior Notes, the 2009 Senior Notes and the 2014 Senior Notes mature on May 1, 2007, May 1, 2009 and May 1, 2014, respectively. Interest on the Senior Notes is payable semi-annually in arrears. The initial interest rates of the Senior Notes were 5.908%, 6.688% and 7.735%, respectively. The initial interest rates were subject to a one-time reset after the Company applied for and received ratings for the Senior Notes from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). In December 2004, the Company received B2 and B+ ratings from Moody’s and S&P, respectively. As such, the interest rate on the Senior Notes was increased by 1% effective December 15, 2004, and the higher rates were reflected during the three and nine-month periods ended September 30, 2005. On November 1, 2005, the Company made its semi-annual interest payment of $219 million on the Senior Notes.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon the occurrence of a change of control, the Company will be obligated to make an offer to purchase all of the outstanding Senior Notes at a price equal to 101% of par value plus accrued interest. Also, the Company will be required to make an offer to purchase the outstanding Senior Notes at a price equal to 100% of par value plus accrued interest with “excess proceeds” related to certain asset sales (see Note 1).

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

The Senior Notes are subject to covenants that limit the Company’s ability to make certain cash distributions based on cumulative net income or loss since their issuance on the Emergence Date. Pursuant to Section 5.07 of the Plan, the Board of Directors was required to conduct a review of the Company’s cash needs to determine the amount of excess cash available based on certain parameters and to utilize any excess cash in accordance with the Board’s best business judgment to maximize shareholder value. As the excess cash was fully paid out to shareholders (see Note 5), future dividends will generally be limited by the covenants in the Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings subject to certain permitted payments. As of September 30, 2005 and December 31, 2004, the Company did not have any retained earnings available for distribution under such covenants. Consequently, future dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding.

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

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”), including the remaining $17 million of undrawn letters of credit on the Company’s pre-petition $1.6 billion credit facility. On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. In addition,

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company pays a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities were extended in April 2005 to mature in April 2006. The Company had $129 million and $137 million of letters of credit outstanding and $171 million and $162 million in availability as of September 30, 2005 and December 31, 2004, respectively. Additionally, as of December 31, 2004, the Company had $1 million reserved for issuance. As of September 30, 2005 and December 31, 2004, the Company pledged $139 million and $144 million, respectively, in cash as collateral for its outstanding letters of credit that has been classified as restricted cash in other current assets in its condensed consolidated balance sheets.

(9) Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains on available-for-sale securities. The following table sets forth the changes in comprehensive income (loss) (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$271	$(3,398)	$333	$(3,857)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	20	—	(2)
Reclassification of foreign currency translation losses included in net income (loss)	—	—	(2)	—
Unrealized loss on available-for-sale securities	(1)	(3)	(4)	(7)

Total comprehensive income (loss)	$271	$(3,381)	$327	$(3,866)

(10) Severance, Restructuring and Merger Costs

Severance and Restructuring Costs

During the three and nine-month periods ended September 30, 2005, the Company terminated approximately 2,600 and 3,200 employees, respectively, across all business segments. During the three and nine-month periods ended September 30, 2004, approximately 2,200 and 9,100 employees, respectively, across all business segments were terminated.

In the three and nine-month periods ended September 30, 2005, the Company recorded $17 million and $53 million, respectively, as selling, general and administrative expenses for employee termination costs. Additionally, in the nine-month period ended September 30, 2005 (none in the three-month period ended September 30, 2005), the Company recorded $4 million as costs of services and products for employee termination costs. In the three and nine-month periods ended September 30, 2004, the Company recorded $3 million and $115 million, respectively, as selling, general and administrative expenses and $9 million and $41 million, respectively, as costs of services and products for employee termination costs. These costs are reflected in the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 and 2004.

The Company identified certain properties which it planned to vacate and sublease, where possible. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded a charge of $14 million as selling, general and administrative expenses in its condensed consolidated statements of operations for the nine-month period ended September 30, 2005, which includes a $1 million reversal of expense during the three-month period ended September 30, 2005. During the three and nine-month periods ended September 30, 2004, the Company recorded a charge of $1 million and $9 million, respectively, as selling, general and administrative expenses in its condensed consolidated statement of operations.

The following table summarizes the Company’s accrual of severance and other restructuring expenses and payments during the three and nine-month periods ended September 30, 2005 and 2004 (in millions):

	Three-Month Period Ended September 30, 2005		Three-Month Period Ended September 30, 2004
	Severance	Other	Severance	Other
Accrued balance, July 1	$30	$110	$70	$99
Expenses	17	(1)	12	1
Cash payments	(23)	(4)	(61)	—

Accrued balance, September 30	$24	$105	$21	$100

	Nine-Month Period Ended September 30, 2005		Nine-Month Period Ended September 30, 2004
	Severance	Other	Severance	Other
Accrued balance, January 1	$20	$108	$11	$92
Expenses	57	14	156	9
Cash payments	(53)	(17)	(146)	(1)

Accrued balance, September 30	$24	$105	$21	$100

Merger Costs

During the three and nine-month periods ended September 30, 2005, the Company incurred merger costs of $37 million and $65 million, respectively, as selling, general and administrative expenses, and $6 million for both periods as costs of services and products in its condensed consolidated statements of operations. These costs include legal, accounting and retention costs (see Note 1). Retention costs of $6 million and $28 million were recognized as costs of services and products and selling, general and administrative expenses, respectively, in the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005.

Included in the amounts above are transaction fees related to investment bankers of $6 million during the three and nine-month periods ended September 30, 2005. In addition, the Company will be required to pay an additional $9 million in fees as a result of the approval of the Merger Agreement by the Company’s shareholders on October 6, 2005, and $27 million at closing of the merger.

(11) Discontinued Operations and Assets Held for Sale

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

In November 2003, the Board of Directors approved a plan to dispose of the Company’s 19% economic investment in Embratel Participacoes S.A. (“Embratel”) as well as other Latin American entities. On March 15, 2004, the Company entered into a definitive agreement to sell its ownership interest in Embratel and other Latin American subsidiaries to Telefonos de Mexico. On April 27, 2004, these assets qualified as discontinued operations under SFAS No. 144 and, accordingly, all revenues and expenses were reclassified to discontinued operations. On July 23, 2004, the Company completed the divestiture for $400 million and recognized a $12 million gain on the sale in 2004, of which $9 million was recorded during the three-month period ended September 30, 2004.

In June 2004, the Company decided to dispose of Proceda Tecnologia e Informatica S.A. (“Proceda”), an information technology outsourcing company in Brazil specializing in data center services, mainframe services, hosting, technical support, help desk management, integrated solutions, and e-business. These assets qualified as discontinued operations under SFAS No. 144 in June 2004 and, accordingly, all revenues and expenses were reclassified to discontinued operations. The operations were sold on December 2, 2004 for $3 million. The Company recognized an immaterial gain on the sale, none of which was recorded as of September 30, 2004.

In July 2004, the Company began to market for sale OzEmail Pty. Ltd (“OzEmail”), an Internet service provider providing dial-up, broadband and wireless products to Australian consumers and small business enterprises. The related assets qualified as discontinued operations under SFAS No. 144 in July 2004 and, accordingly, all revenues and expenses were reclassified to discontinued operations and all assets and liabilities were reclassified to “held for sale” in the condensed consolidated balance sheet as of December 31, 2004. On February 28, 2005, the Company completed the divestiture of OzEmail for $81 million and had previously recognized a gain of $86 million within discontinued operations in its condensed consolidated statement of operations. During the three-month period ended September 30, 2005, the Company reduced the gain by $4 million to $82 million related to adjustments to the sales agreement.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated statements of operations reflect MMDS, Embratel (and other companies related to the transaction), Proceda, and OzEmail as discontinued operations. The combined operating results of these entities reflected in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 and 2004 are as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Revenues	$—	$213	$10	$1,511
Operating expenses	—	(210)	(10)	(1,416)
Interest expense	—	(7)	—	(56)
Miscellaneous income (expense)	—	1	—	(24)
Minority interest	—	(2)	—	(4)
Income tax expense	—	(2)	—	(21)

Loss from discontinued operations	—	(7)	—	(10)
(Loss) gain on sale of discontinued operations	(4)	9	82	9

(Loss) income from discontinued operations, net of tax	$(4)	$2	$82	$(1)

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

Douglas Lake

In February 2004, the Company sold Douglas Lake, a property owned by Mr. Bernard J. Ebbers, the Company’s former Chief Executive Officer, for $50 million, which was net of disposal costs. In 2004, the Company received a total of $37 million ($35 million in the three-month period ended March 31, 2004 and $2 million in the three-month period ended September 30, 2004) in net proceeds in connection with the closing, and expects to receive additional proceeds of up to approximately $13 million, pending the resolution of certain tax matters and the final determination of any indemnification claims made by the purchaser pursuant to the purchase agreement. The Company recorded a $4 million loss as selling, general and administrative expenses in the condensed consolidated statement of operations in the nine-month period ended September 30, 2004 (none in the three-month period ended September 30, 2004). On July 21, 2005, the Company received cash proceeds of $4 million of the additional $13 million expected for partial resolution of the matters noted above.

(12) Employee Benefit Plans

The Company maintains two defined benefit pension plans, the MCI Communications Corporation Plan and the MCI International, Inc. Plan (formerly the WorldCom International Data Services, Inc. Plan) (collectively, the “MCI Plans”), which cover substantially all MCI employees who became WorldCom employees as a result of the Company’s merger with MCI Communications, Inc. and who work 1,000 hours or more in a year. Effective January 1, 1999, participants of the MCI Plans no longer earn future compensation credits, although interest accruals and benefit vesting continue.

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

The components of net postretirement benefit and pension costs for the three and nine-month periods ended September 30, 2005 and 2004 are as follows (in millions):

	Three-Month Period Ended September 30, 2005		Three-Month Period Ended September 30, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated pension/postretirement benefit obligation	$6	$1	$6	$1
Expected return on plan assets	(8)	—	(8)	—
Curtailment loss	—	—	1	—
Amortization of net actuarial loss	—	1	—	—

Net periodic pension/postretirement benefit (income) expense	$(2)	$2	$(1)	$1

	Nine-Month Period Ended September 30, 2005		Nine-Month Period Ended September 30, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Interest cost on accumulated pension/postretirement benefit obligation	$20	$2	$20	$3
Expected return on plan assets	(24)	—	(24)	—
Curtailment loss	—	—	1	—
Amortization of net actuarial loss	—	1	—	1

Net periodic pension/postretirement benefit (income) expense	$(4)	$3	$(3)	$4

The Company does not expect to make a 2005 contribution to its defined benefit pension plans. In 2004, the Company contributed $2 million to its pension plans, none of which was contributed in the three and nine-month periods ended September 30, 2004. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. Contributions of $1 million and $2 million were made by the Company to its postretirement benefit plan during the three and nine-month period ended September 30, 2005, respectively. During the three and nine-month periods ended September 30, 2004, no contributions were made by the Company to its postretirement benefit plan.

(13) Shareholders’ Equity

MCI Common Stock

On April 20, 2004, WorldCom merged with and into MCI and the separate existence of WorldCom ceased. MCI is a Delaware corporation and filed a new certificate of incorporation (“New Articles”). The New Articles authorized 3.0 billion shares of MCI common stock (“common stock”) with a $0.01 par value. During the second quarter of 2004, the Company issued approximately 296 million shares of common stock to settle claims of debt holders, 10 million shares to settle the SEC civil penalty, and approximately 8.6 million shares for the MRSP.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

The Company recorded $170 million of deferred stock-based compensation upon the issuance of approximately 8.6 million shares of restricted stock that were granted on the Emergence Date based on the fair value of the Company’s stock on the date of grant. On February 28, 2005, the Company recorded $75 million of deferred stock-based compensation upon the issuance of 3.3 million shares related to the MRSP. Deferred stock-based compensation on these issuances is being amortized over the vesting period of three or four years on a straight-line basis beginning on the issuance date. The Company recorded $2 million and $7 million of amortization to costs of services and products and $14 million and $40 million to selling, general and administrative expense in its condensed consolidated statement of operations during the three and nine-month periods ended September 30, 2005, respectively. In addition, the Company reversed $4 million and $10 million of deferred stock-based compensation related to shares that will not vest due to employee terminations during the three and nine-month periods ended September 30, 2005, respectively.

The Company recorded $2 million and $4 million of amortization to costs of services and products and $10 million and $19 million to selling, general and administrative expense in its condensed consolidated statement of operations during the three and nine-month periods ended September 30, 2004, respectively. During the three and nine-month periods ended September 30, 2004, the Company reversed $6 million and $16 million, respectively, of deferred stock-based compensation related to shares that would not vest due to employee terminations.

Employee Stock Purchase Plan

During the third quarter of 2004, the Company initiated its ESPP. Employees contributed $19 million to the ESPP during 2004, which was included in other current assets as restricted cash and was offset by $19 million in other current liabilities in the Company’s condensed consolidated balance sheet as of December 31, 2004. In January 2005, the Company issued 1,531,531 shares to employees under the ESPP for the offering period ended December 31, 2004. During the offering period commencing January 1, 2005 (in March 2005, due to a ceiling in the number of shares available for issuance under the ESPP, the Company discontinued employee contributions to the ESPP), employees contributed $11 million to the ESPP. In July 2005, employee contributions to the ESPP were converted into 640,973 shares of MCI common stock and issued to employees for the offering period ended June 30, 2005. Due to the discontinuation of contributions to the ESPP in March 2005 as noted above, no employee contributions were made to the ESPP during the three-month period ended September 30, 2005.

Dividends

On February 11, 2005, the Board of Directors, pursuant to Section 5.07, declared a cash dividend of $0.40 per share which was paid on March 15, 2005 ($130 million) to shareholders of record on March 1, 2005. The cash dividend was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheet as the Company did not have accumulated retained earnings available for dividends. In addition, as a condition of its Merger Agreement, the Company declared a special cash dividend on October 6, 2005 of $5.60 per MCI common share, or approximately $1.8 billion, which was paid on October 27, 2005 and utilized the remainder of its excess cash (see Note 8).

On August 5, 2004, the Board of Directors declared a cash dividend of $0.40 per share which was paid on September 15, 2004 ($127 million) to shareholders of record on September 1, 2004. On October 15, 2004, the Board of Directors declared a cash dividend of $0.40 per share payable on December 15, 2004 ($127 million) to shareholders of record on December 1, 2004. The cash dividend was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheet as the Company did not have accumulated retained earnings available for dividends and were reductions of the Company’s excess cash pursuant to Section 5.07 of the Plan.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Commitments and Contingencies

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

The Company also is litigating in the Bankruptcy Court, and in several federal appellate courts, the question of whether the discharge injunction contained in the Modified Second Amended Joint Plan of Reorganization bars the initiation or continuation of actions outside of the Bankruptcy Court based on the continued presence of the fiber optic cable after the Company’s discharge from bankruptcy. To date, one federal appellate court has agreed with the Company’s position, and the Bankruptcy Court has issued decisions in three right-of-way cases finding that any further prosecution after the bankruptcy violates the discharge injunction. All three Bankruptcy Court decisions are now on appeal in the Federal District Court for the Southern District of New York.

The Company executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana, and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date, the Company opted out of the nationwide settlement agreement and filed a notice in the bankruptcy proceedings rejecting that agreement. The Company has entered into an agreement, preliminarily approved by the Bankruptcy Court, to implement the Louisiana agreement as a pre-petition claim against the Company. A final fairness hearing is presently scheduled for December 6, 2005, but the timing and scope of the hearing may be subject to change due to the effects of Hurricane Katrina on putative class members. The Company accrued for its estimate to settle the pre-petition litigation as of September 30, 2005 and December 31, 2004.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 11, 2005, the Bankruptcy Court approved a settlement reached by the Company and Alabama, Connecticut, Florida, Massachusetts, Maryland, Pennsylvania, Georgia, Missouri, Wisconsin, Michigan, Kentucky, Ohio, Arkansas, New Jersey, Iowa and the District of Columbia (collectively, the “Coalition States”) wherein the Coalition States released the Company from all claims related to the state tax royalty program. In exchange for this release, the Company agreed, among other things, to pay $315 million in the aggregate to the Coalition States. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding the Company’s 2003 and 2004 tax filings and the calculation of taxes therein. Also, on October 11, 2005, the Bankruptcy Court approved a separate settlement reached by the Company and the State of North Carolina wherein North Carolina released the Company from all claims related to the state tax royalty program as well as two additional tax claims. In exchange for this release, the Company agreed, among other things, to pay approximately $16 million to the State of North Carolina. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding the Company’s 2003 and 2004 tax filings and the calculation of taxes therein. These amounts were paid by the Company in October 2005. As a result of these settlements, the Company recognized a benefit to income tax expense in the three-month period ended September 30, 2005 of $5 million relating to a change in estimate for these state tax contingencies.

The only remaining unresolved claims related to the state tax royalty program are claims filed by the State of South Carolina. The Company is in discussions with the South Carolina Department of Revenue on these and other similar issues related to state income taxes allegedly owed by the Company and its subsidiaries.

On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG LLP (“KPMG”) from serving as the Company’s accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code. The Company believes that the filing of this motion is merely a litigation tactic and that the motion has no merit. The Bankruptcy Court held hearings on the motion, at the conclusion of which the Bankruptcy Court took the matter under advisement. On June 30, 2004, the Bankruptcy Court denied this motion and the states have appealed the order denying the motion. The appeal has been dismissed with prejudice pursuant to the aforementioned settlement with the Coalition States.

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

The Company is reviewing its methodologies for calculating payments to USF. At the conclusion of this review, the Company will determine whether any adjustments to expense accruals or payments to the fund need to be made.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2005. While these matters could affect operating results when resolved in future periods, based on current information, the Company does not believe any monetary liability or financial impact would be material to its consolidated financial condition, results of operations, or cash flows. The Company, where appropriate, accrued for its estimates to settle outstanding litigation as of September 30, 2005 and December 31, 2004.

(15) Income Taxes

During the three and nine-month periods ended September 30, 2005, the Company recorded an income tax benefit of $164 million and $69 million, respectively. During the three and nine-month periods ended September 30, 2004, the Company recorded an income tax benefit of $61 million and $8 million, respectively.

In the three-month period ended September 30, 2005, income tax benefit of $164 million was primarily due to the reversal of deferred liabilities related to state tax attributes from the settlement with the Coalition States and North Carolina, which accounts for $129 million of the tax benefit. As of December 31, 2004, the Company had not concluded the Coalition States and North Carolina settlement agreements and therefore estimated cancellation of indebtedness income (“COD”) based on returns originally filed without adjustment for royalty expense claimed, which was greater than the COD that resulted after taking into account the settlements. The revised amount of COD resulted in less reduction of state tax attributes. The deferred tax benefit is net of adjustments to the valuation allowance on deferred state tax assets. In addition, the Company recognized a $74 million benefit related primarily to changes in the Company’s foreign tax contingencies and a $13 million benefit related to changes in its state tax contingencies. These benefits were offset by $10 million of expense for foreign income taxes and interest on foreign income tax reserves and $42 million of expense primarily for state income taxes and interest on state and federal income tax reserves. In the three-month period ended September 30, 2004, the income tax benefit of $61 million was primarily attributable to a benefit of $99 million as a result of an impairment charge of $260 million taken on an indefinite-lived intangible asset. This benefit was offset by $19 million of expense for foreign income taxes and interest on foreign income tax reserves and unfavorable foreign currency fluctuations.

In the nine-month period ended September 30, 2005, the income tax benefit of $69 million was due to the recognition of a $129 million tax benefit related to state tax attributes as discussed above, a $171 million benefit attributable to the settlement of foreign tax contingencies, changes in estimates and favorable foreign currency fluctuations on foreign income tax reserves. These benefits were offset by $56 million of expense for foreign income taxes and interest on foreign tax reserves, $77 million for state income taxes and interest on state and federal income tax reserves, and $98 million for increases to the Company’s state income tax reserves primarily attributable to the settlement with the State of Mississippi. In the nine-month period ended September 30, 2004, the income tax benefit of $8 million was primarily due to a benefit from the Company’s impairment charge taken on an indefinite-lived intangible asset as noted above and favorable foreign currency fluctuations. This benefit was offset by $37 million of expense for foreign income taxes and interest on foreign income tax reserves, $52 million of expense for state income taxes and interest on state and federal income tax reserves, and $10 million for changes to foreign income tax reserves.

During the three and nine-month periods ended September 30, 2005, the Company recorded an increase of $3 million and a decrease of $19 million, respectively, to intangible assets related to adjustments of pre-fresh-start tax attributes which had a full valuation allowance as of the fresh-start date. As a result, under SOP 90-7, these amounts are not reflected in the Company’s current tax provision.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State Tax Contingencies. As of September 30, 2005 and December 31, 2004, the Company had accrued income tax liabilities related to state income tax contingencies, including claims regarding related-party charges and other state income tax matters, of $379 million and $408 million, respectively. The decrease in the accrual for state income tax contingencies from December 31, 2004 to September 30, 2005 was primarily due to the settlement on October 11, 2005 of contingencies with state taxing authorities for amounts less than those accrued, offset by payments related to the settlement with the State of Mississippi. The settlement of these state tax contingencies resulted in a decrease in accrued liabilities of $29 million during the nine-month period ended September 30, 2005 (see Note 14).

Other Tax Contingencies. In addition to the state income tax contingencies relating to the Company’s approach to related-party charges, the Company has reserved for additional tax contingencies attributable to federal and foreign jurisdiction tax return filings. Such contingencies are for tax liabilities and related interest attributable to the ongoing audits of the Company’s federal tax returns, as well as certain tax positions taken on federal and foreign income tax returns for which the tax period remains open. These contingencies are subject to review and final settlements with federal and foreign tax authorities, of which the outcome could result in actual cash payments that differ from the amount accrued. As of September 30, 2005, the Company had accrued liabilities for income tax contingencies of $150 million and $684 million for federal and foreign income taxes, respectively. As of December 31, 2004, the Company had accrued liabilities for income tax contingencies of $137 million and $820 million for federal and foreign income taxes, respectively. Such amounts include changes in estimates, accruals for interest, and in the case of foreign income tax contingencies, significant impacts of foreign exchange fluctuations.

(16) Business Segment Information

The Company’s business segments represent strategic business units based on the types of customers each segment serves. These segments consist of Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. These segments were determined in accordance with how the Company’s executive management analyzes, evaluates and operates the Company’s entire global operations.

The Company allocates indirect costs to each of its business segments. These costs include expenses associated with the operation of the Company’s network, access costs and costs of services and products (collectively, “costs of sales and services”), indirect selling, general and administrative expenses, depreciation and amortization, and corporate functions. The allocation methodologies are based on statistical and operational data that is generated from the Company’s continuing operations. These amounts can fluctuate based upon the performance of the individual segments. The Company manages its business to utilize operating income (loss) information to evaluate the performance of its business segments and to allocate resources to them.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All revenues for the Company’s products and services are generated through external customers. The Company has three main product and service categories: voice, data and Internet. Financial information for each reportable business segment and revenue product line follows (in millions):

	Three-Month Period Ended September 30, 2005
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$418	$1,340	$843	$2,601
Data	549	320	327	1,196
Internet	179	226	266	671

Total revenues	1,146	1,886	1,436	4,468
Costs of sales and services	738	1,138	1,095	2,971
Selling, general and administrative expenses	259	538	236	1,033
Depreciation and amortization expenses	73	134	98	305

Operating income	$76	$76	$7	159

Interest expense				(109)
Miscellaneous income				61

Income from continuing operations before income taxes				$111

	Three-Month Period Ended September 30, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$449	$1,661	$1,006	$3,116
Data	576	378	353	1,307
Internet	157	182	314	653

Total revenues	1,182	2,221	1,673	5,076
Costs of sales and services	712	1,174	1,323	3,209
Selling, general and administrative expenses	238	728	287	1,253
Depreciation and amortization expenses	127	228	138	493
Impairment charges	870	1,627	1,016	3,513

Operating loss	$(765)	$(1,536)	$(1,091)	(3,392)

Interest expense				(104)
Miscellaneous income				35

Loss from continuing operations before income taxes				$(3,461)

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine-Month Period Ended September 30, 2005
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$1,317	$4,256	$2,733	$8,306
Data	1,642	1,013	1,001	3,656
Internet	510	637	831	1,978

Total revenues	3,469	5,906	4,565	13,940
Costs of sales and services	2,251	3,489	3,512	9,252
Selling, general and administrative expenses	804	1,760	831	3,395
Depreciation and amortization expenses	229	420	309	958

Operating income (loss)	$185	$237	$(87)	335

Interest expense				(345)
Miscellaneous income				192

Income from continuing operations before income taxes				$182

	Nine-Month Period Ended September 30, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$1,363	$5,146	$3,165	$9,674
Data	1,716	1,211	1,112	4,039
Internet	494	547	962	2,003

Total revenues	3,573	6,904	5,239	15,716
Costs of sales and services	2,204	3,733	4,134	10,071
Selling, general and administrative expenses	804	2,398	972	4,174
Depreciation and amortization expenses	404	664	515	1,583
Impairment charges	870	1,627	1,016	3,513

Operating loss	$(709)	$(1,518)	$(1,398)	(3,625)

Interest expense				(299)
Miscellaneous income				60

Loss from continuing operations before income taxes				$(3,864)

(17) Subsequent Events

On October 6, 2005, the Board of Directors, upon shareholder approval of the proposed merger with Verizon and as required by the Merger Agreement, declared a special cash dividend of $5.60 per MCI common share, or approximately $1.8 billion, which was paid on October 27, 2005 to shareholders of record on October 17, 2005.

On October 22, 2005, the Company terminated the Asset Purchase Agreement entered into with vCustomer Corporation on April 15, 2005 to sell the majority of the Company’s Information Services & Solutions Division, specifically, Directory Assistance and Operator Assistance Services call centers and Telerelay Services.

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

You are cautioned not to place undue reliance on these statements, which speak only as of the date this document is filed. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Factors that may cause actual results to differ materially from management’s expectations include, but are not limited to:

•	economic uncertainty;

•	the effects of vigorous competition, including price compression;

•	the impact of technological change on our business and alternative technologies;

•	the availability of transmission facilities;

•	the impact of oversupply of capacity resulting from excess deployment of network capacity;

•	the ongoing global and domestic trend toward consolidation in the telecommunications industry;

•	risks of international business;

•	regulatory risks in the United States and internationally;

•	contingent liabilities;

•	uncertainties regarding the collectibility of receivables;

•	the availability and cost of capital;

•	uncertainties associated with the success of acquisitions and dispositions;

•	impact of our pending merger transaction; and

•	each of the factors discussed under “Item 1—Business—Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

The cautionary statements contained or referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes provided in Part 1, Item 1 herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission (“SEC”) on August 30, 2005 and our Current Report on Form 8-K filed with the SEC on August 30, 2005.

Business Overview

We are one of the world’s leading global communications companies, providing a broad range of services in virtually every country throughout the world. Each day, we provide voice, data and Internet communication services for thousands of businesses and government entities throughout the world and millions of consumer customers in the United States. We own and operate one of the most extensive communications networks in the world, comprising approximately 100,000 route miles of network connections linking metropolitan centers and various regions across North America, Europe, Asia, Latin America, the Middle East, Africa and Australia. In addition to transporting customer traffic over our network, we provide value-added services that make communications more secure, reliable and efficient, and we provide managed network services for customers that outsource all or portions of their communications and information processing operations.

We conduct our business primarily using the brand name MCI. References herein to “MCI,” “we,” “us,” “our” or the “Company” refer to MCI, Inc., a Delaware corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

We operate in three business segments which are: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets. These segments represent strategic business units based on the types of customers each segment serves, and were determined in accordance with how our executive management analyzes, evaluates and operates our entire global operations. We allocate indirect costs to each of our business segments. These costs include expenses associated with the operation of our network, access costs and costs of services and products (collectively, “costs of sales and services”), indirect selling, general and administrative expenses, depreciation and amortization, and corporate functions. The allocation methodologies are based on statistical and operational data that is generated from our continuing operations.

Pending Merger

On February 14, 2005, Verizon Communications Inc. (“Verizon”), MCI and a wholly-owned subsidiary of Verizon (“Merger Sub”) entered into an Agreement and Plan of Merger, which was subsequently amended as of March 4, 2005, March 29, 2005, and May 1, 2005 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, MCI will merge with and into the Merger Sub (the “Merger”), with Merger Sub continuing as the surviving person (or, in certain situations, as provided in the Merger Agreement, a wholly-owned corporate subsidiary of Verizon will merge with and into MCI, with MCI as the surviving person).

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

Pursuant to the Merger Agreement as amended, at the effective time and as a result of the Merger, each share of MCI common stock will be converted into the right to receive the number of shares of Verizon common stock equal to the greater of (i) 0.5743 shares, and (ii) the quotient obtained by dividing $20.40 by the average of the volume weighted averages of the trading prices of Verizon common stock, as these prices are reported on the New York Stock Exchange Composite Transactions Tape, for each of the 20 trading days ending on the third trading day immediately preceding the closing of the Merger (although Verizon has the option to elect to pay additional cash instead of issuing additional shares over the 0.5743 exchange ratio). The terms of the Merger Agreement also provide that the Board of Directors will, except to the extent prohibited by applicable law or covenants in certain existing indentures, declare and pay a special cash dividend, to be paid shortly after approval of the merger by shareholders, in an amount up to $5.60 per share minus the per share amount of any dividend declared by MCI between February 14, 2005 and the closing of the Merger. On October 6, 2005, the Board of Directors, upon shareholder approval of the proposed merger with Verizon and as required by the Merger Agreement, declared a special cash dividend of $5.60 per MCI common share, or approximately $1.8 billion, which was paid on October 27, 2005 to shareholders of record on October 17, 2005.

The Merger Agreement contains a purchase price adjustment mechanism based on MCI’s bankruptcy claims and certain tax liabilities that could reduce the consideration to be paid to MCI’s stockholders. MCI and Verizon are in the process of coming to an agreement as to the size of the adjustment, if any. This process will conclude prior to closing of the Merger.

Consummation of the Merger is subject to customary conditions, including (i) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other federal, state, or international regulatory approvals, (ii) absence of any law or order prohibiting the closing, (iii) subject to certain exceptions, the accuracy of representations and warranties and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to each party’s business. In addition, Verizon’s obligation to close is subject to other conditions, including (i) absence of any pending U.S. governmental litigation with a reasonable likelihood of success seeking to prohibit the closing or to impose certain limitations, (ii) receipt of a bankruptcy order issued by the Bankruptcy Court allowing for the substitution of shares of Verizon common stock for shares of MCI common stock to satisfy certain bankruptcy-related claims, and (iii) receipt of an order issued by the United States District Court for the Southern District of New York relating to MCI’s Corporate Monitor and certain affirmative obligations imposed by prior order of the United States District Court for the Southern District of New York.

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

The merger agreement between Verizon and MCI is subject to certain federal, state and international regulatory approvals prior to the closing of the transaction. On October 27, 2005, the Department of Justice approved the merger and on October 31, 2005, the merger was approved by the Federal Communications Commission (“FCC”). Both approvals are subject to certain conditions. The merger has been approved by international regulators, including the European Union, as well as thirteen states.

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

Impairment Charges

We assess recoverability of our indefinite-lived and long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment analyses of long-lived and indefinite-lived assets are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

During 2004, the industry was in a state of transition where traditional business lines were facing significant overcapacity in the marketplace, pricing pressures, changes in product mix, and customers’ continued efforts to reconfigure and consolidate their networks in order to achieve lower overall costs and improved efficiencies. Concurrently, the industry was migrating to more advanced network technologies and primarily focused around Internet Protocol (“IP”)-based platforms, and customers were requiring more advanced network services including network monitoring, traffic analysis, and comprehensive security solutions. The industry also saw a general migration of customers from dial-up services to broadband and various wireless services. Additionally, our regulatory climate deteriorated due to a decision by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) that invalidated the FCC’s February 2003 Triennial Review Order local competition rules, which set prices that incumbent providers could charge competitive providers such as MCI for unbundled network element platforms (“UNE-P”), an essential component of our Mass Markets local phone service. Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision, the Solicitor General and the FCC declined to seek such review, and the Supreme Court subsequently denied the petitions. As of the date of our impairment test, the FCC had adopted interim unbundling rules (effective September 13, 2004) to maintain certain incumbent local exchange carrier (“ILEC”) unbundling obligations under interconnection agreements as they existed prior to the D.C. Circuit’s mandate. Nevertheless, our costs for providing this service were expected to increase significantly in 2005. Some of our competitors announced their intentions to exit from this market, and the cost increases were judged to possibly force us to reduce efforts to acquire new customers and withdraw from certain markets. We therefore anticipated that revenues from that segment would continue to decline.

Given the market, business and regulatory conditions, we reevaluated our financial forecasts and strategy in the third quarter of 2004 when it became apparent that these trends would continue into the future. Updated cash flow and profitability projections and forecasts were developed taking into account both the 2004 changes in the competitive landscape and the regulatory issues facing us. Our executives reviewed these projections with the Audit Committee of the Board of Directors during the third quarter of 2004.

Based on the revised projections, we determined that an impairment analysis of our indefinite-lived and long-lived assets was required during the third quarter of 2004. In connection with this analysis, we evaluated our property, plant and equipment and definite and indefinite-lived intangible assets, including customer lists. We developed estimates of future undiscounted cash flows to test the recoverability of our long-lived and indefinite-lived assets. These estimates were compared to the carrying values of the assets, which resulted in the conclusion that we could not recover our carrying values through projected future operations. To determine the impairment amount, we first calculated an enterprise value. We calculated the enterprise value using certain assumptions and revised management projections of revenues and profitability under various scenarios from September 1, 2004 through 2009. Both projected revenues and net cash flow decreased significantly from those used in the determination of reorganization enterprise value in fresh-start reporting. These revised projections used a weighted average cost of capital between 10%-14%, a 2% terminal growth rate, certain working capital assumptions and total entity value assumptions. The scenarios indicated average annual revenue declines of approximately 5% (compared to an assumed 1% annual growth rate at the time the reorganization enterprise value was established in 2003). In addition, the scenarios varied in the assumed cost efficiencies that could be achieved due to regulatory and technology changes that would allow increases in the return on current invested capital. This resulted in varying potential cash flows for each scenario. The scenarios were weighted approximately equally.

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

As a result of the impairment charge of approximately $260 million to an indefinite-lived intangible asset, we recognized a $99 million tax benefit which reduced our long-term deferred tax liability as the impairment reduced the difference between the book and tax basis. The impairment charges, after taxes, contributed approximately $3.4 billion to our net loss for the three and nine-month periods ended September 30, 2004 (loss per share of $(10.70) and $(10.62), respectively).

Fresh-Start Reporting

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we adopted fresh-start reporting as of the close of business on December 31, 2003, and our consolidated balance sheet as of December 31, 2003 gave effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet were subject to adjustment as estimated valuations and other analyses were finalized. During 2004, the net increase in total assets from fresh-start adjustments to our consolidated balance sheet was $43 million, which has been reflected in our December 31, 2004 condensed consolidated balance sheet included herein. As these adjustments were recorded throughout 2004, the cumulative impact for each adjustment on depreciation and amortization expense was recorded during the three-month period in which each fresh-start adjustment was recorded. During the three and nine-month periods ended September 30, 2005, we recorded an increase of $3 million and a decrease of $19 million, respectively, to intangible assets related to the utilization of pre-fresh-start tax attributes which had a full valuation allowance as of the fresh-start date.

During the third quarter of 2005, we identified an $82 million error related to certain pre-petition liabilities for which no claims were made. We determined that the liability recorded as of the Petition Date should have been either removed from the consolidated balance sheet where we had no future obligation for remittance or plan affected at the same ratio as other general unsecured claims during the application of fresh-start reporting as of December 31, 2003. The result of this error was that we did not remove the $82 million during 2003 when liabilities subject to compromise were removed from our consolidated balance sheet as part of the application of fresh-start reporting. Had this amount been removed during 2003, the $82 million would have resulted in a 0.3% reduction to our $27.5 billion of total assets as of December 31, 2003. Additionally, the $82 million would have reduced our 2004 net loss of $4.0 billion by $6 million, or 0.2%, given the impact of reversing a portion of the impairment charge recognized by us in the third quarter of 2004, since our long-lived assets would have had a lower carrying value as of the impairment date. The impact to our December 31, 2004 consolidated balance sheet would have been a reduction of $76 million, or 0.4%, of our $17.1 billion of total assets.

We have assessed the impact of the error to our 2004 net loss of $4.0 billion, and our consolidated balance sheets as of December 31, 2003 and 2004 and determined that the impact was not material to any of those periods. As such, we recorded an adjustment in the third quarter of 2005, which removed the $82 million liability for which no obligation exists and reduced long-lived assets by $62 million in the September 30, 2005 consolidated balance sheet included herein. In addition, we reversed $15 million of depreciation expense related to the cumulative amount that was recorded during 2004 and the first half of 2005.

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

For a complete discussion regarding our critical accounting policies, refer to our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Consolidated Results of Operations

Our industry continues to go through a state of rapid transition with excess capacity and technological change placing pricing pressures on traditional business lines. At the same time, advanced networking capabilities primarily focused on IP platforms are creating new services around network design, monitoring and comprehensive security solutions. Through the Emergence Date, we operated under Chapter 11. This allowed us to undertake various initiatives to lower our operating costs, including the reduction of headcount, the elimination of excess facilities, investment in automation, and billing platform integrations. In addition, we undertook various initiatives with the objective of minimizing further decreases in our revenues, including focusing on the acquisition and retention of enterprise customers and continuing to invest in new products and services. During 2005, we completed the acquisition of three entities which we believe will expand and enhance our suite of product offerings and create additional value for our customers. We believe that the cumulative effects of our cost reduction efforts and the successful execution of our business strategy should enable us to improve our consolidated operating results.

As a result of the FCC’s unbundling rules on remand from the United States Court of Appeals for the District of Columbia Circuit in the Triennial Review Order proceedings, we have been forced to raise residential phone service prices in some markets and may be forced to pull out of others. During 2005, we continued to actively market local products where it was profitable to do so. The FCC issued final rules governing rates the regional Bell operating companies (“RBOCs”) could charge wholesale UNE-P customers such as MCI. Effective March 11, 2005, these rules allowed for a one dollar increase in per-line, per-month UNE-P charges for all UNE-P lines in service as of that date. Such lines added after March 11, 2005 would be subject to “market-based” rates set by the RBOCs as implemented through interconnection agreements in various states. Furthermore, on March 11, 2006, all UNE-P lines in service will be subject to “market-based” rates. In order to mitigate the significant UNE-P access cost increases expected in March 2006, we entered into negotiations with the three RBOCs with whom we did not have existing commercial agreements for UNE-P and signed commercial agreements with all three during 2005. These new agreements, as well as the agreement signed last year, protect a substantial portion of our existing subscriber base from significant cost increases in the future. However, these agreements do allow for immediate increases in UNE-P costs for existing lines that are larger than the FCC ordered. These increases have had an impact on our 2005 operating results. Furthermore, under the terms of the commercial agreements, there are measured cost increases at regular intervals during the next several quarters which will increase our access rates in the future and may increase these costs as a percentage of revenues. As a result, new local service account installs and revenues may decrease from current levels in future periods.

During the third quarter of 2005, the Gulf coast region of the United States was heavily damaged as a result of Hurricanes Katrina and Rita. The hurricanes destroyed or damaged a portion of our property and equipment and disrupted our business operations in the area. During the three-month period ended September 30, 2005, we estimate that operating income was negatively impacted by $17 million as a result of revenue losses, equipment losses, and restoration costs. Third quarter revenues were reduced by approximately $7 million as a result of credits granted for outages to impacted customers and bad debt expense increased $6 million for uncollectible accounts from customers in the affected areas. Service disruptions and customers’ inability to meet contract minimums are estimated to produce additional revenue losses of approximately $10 million through the end of the year. During September 2005, we incurred capital expenditures of approximately $3 million for restoration costs, and we plan to spend an additional $17 million during the remainder of 2005. The impact on the operating performance to our business segments during the third quarter of 2005 is discussed in more detail in our Segment Results of Operations. Certain costs may be recovered through insurance proceeds, and we are in the process of assessing and quantifying property damage and business interruption impacts. As of September 30, 2005, we have not received any insurance proceeds nor have any benefits of insurance recovery amounts been included in our operating results.

In October 2005, the Bankruptcy Court approved a settlement reached by MCI and Alabama, Connecticut, Florida, Massachusetts, Maryland, Pennsylvania, Georgia, Missouri, Wisconsin, Michigan, Kentucky, Ohio, Arkansas, New Jersey, Iowa and the District of Columbia (collectively, the “Coalition States”) wherein the Coalition States released us from all claims related to the state tax royalty program. We had previously accrued a liability for the expected settlement. However, the outcome had a significant impact on our results of operations as it preserved more state tax attributes which are being recognized in the three-month period ended September 30, 2005 resulting in the recognition of a $129 million tax benefit.

We expect revenues and business-related operating expenses (excluding merger costs) to continue to decline during the remainder of 2005. The most significant portion of the revenue decline will be in our Mass Markets business within our U.S. Sales & Service segment, which faces continuing competitive pressures. We may also experience declines in our wholesale revenues within our International & Wholesale Markets segment as we continue to strive to achieve higher margins in this business. We continue to focus on lowering our operating expenses as we strive to achieve a more efficient cost structure, including reducing headcount by approximately 3,000 during 2005. However, we cannot guarantee that our cost-cutting measures, such as reduced headcount and facilities, support services and outside services, will continue to fully offset revenue declines and increases in access costs. In addition, in connection with the anticipated merger transaction with Verizon, our Board of Directors adopted a broad-based retention program to help ensure the retention of key employees. An aggregate amount of approximately $118 million was made available for awards under the retention program and will impact our results of operations and cash flows. Retention costs are recorded to expense ratably over the estimated period of required employment under the program. We recognized $34 million of retention expense in our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005.

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Revenues
Voice	$2,601	$3,116	$8,306	$9,674
Data	1,196	1,307	3,656	4,039
Internet	671	653	1,978	2,003

Total revenues	4,468	5,076	13,940	15,716
Operating expenses:
Access costs	2,369	2,580	7,425	8,156
Costs of services and products	602	629	1,827	1,915
Selling, general and administrative	1,033	1,253	3,395	4,174
Depreciation and amortization	305	493	958	1,583
Impairment charges related to property, plant and equipment	—	2,775	—	2,775
Impairment charges related to intangible assets	—	738	—	738

Total operating expenses	4,309	8,468	13,605	19,341

Operating income (loss)	159	(3,392)	335	(3,625)
Other (expense) income, net:
Interest expense	(109)	(104)	(345)	(299)
Miscellaneous income, net	61	35	192	60

Income (loss) from continuing operations before income taxes	111	(3,461)	182	(3,864)
Income tax benefit	(164)	(61)	(69)	(8)

Income (loss) from continuing operations	275	(3,400)	251	(3,856)
(Loss) income from discontinued operations, net of tax	(4)	2	82	(1)

Net income (loss)	$271	$(3,398)	$333	$(3,857)

Revenues. Revenues are comprised of voice (includes both long distance and local), data and Internet services, as well as network technology solutions. High-volume customers are connected to our global voice network through dedicated access lines, while lower volume customers are connected through switched access provided either by us or by an ILEC. We also provide calling cards, voice messaging, speed dialing, and information service access to our business customers, as well as other value-added voice communication services such as Voice-over-Internet Protocol (“VOIP”). To our residential customers, we offer not only long distance, local, and high-speed Internet access services, but also bundled packages such as “the Neighborhood”, and various transaction services. Revenues derived from long distance and local voice services are recognized at the time of customer usage based upon minutes of traffic carried and upon tariff or contracted fee schedules.

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

For the three and nine-month periods ended September 30, 2005, revenues decreased by $608 million, or 12%, and by $1.8 billion, or 11%, respectively, as compared to the same prior year periods. Voice services revenues for the three and nine-month periods ended September 30, 2005 decreased by $515 million and by $1.4 billion, respectively, as compared to the same prior year periods. Long distance voice revenues for the three and nine-month periods ended September 30, 2005 declined $420 million and $1.2 billion, respectively, as compared to the same prior year periods, primarily as a result of lower rates and volumes from segment mix. We generated slightly higher volumes in the Enterprise Markets and International & Wholesale Markets segments during the three and nine-month periods ended September 30, 2005, which positively impacted long distance revenues by $66 million and $207 million, respectively, as compared to the same prior year periods. During the three and nine-month periods ended September 30, 2005, those volume increases were more than offset by volume declines of 27% within our Mass Markets business, primarily driven by the RBOCs’ participation in the long distance markets and wireless substitution. Mass Markets volume declines reduced long distance revenues by $210 million and $672 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. Additionally, decreased long distance rates accounted for $282 million and $739 million of the decrease in long distance revenues during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods from continued competitive pressures across all segments.

Local voice revenues for the three and nine-month periods ended September 30, 2005 decreased by $95 million and $145 million, respectively, as compared to the same prior year periods, primarily due to pricing pressure and evolving FCC policies related to UNE-P pricing.

Data services revenues in the three and nine-month periods ended September 30, 2005 decreased by $111 million and $383 million, respectively, as compared to the same prior year periods, primarily from continued rate pressure and customer migration to IP services.

Internet services revenues in the three and nine-month periods ended September 30, 2005 increased by $18 million and decreased by $25 million, respectively, as compared to the same prior year periods. The increase in the three-month period ended September 30, 2005 is primarily due to increases in our new Business Class IP product line and to the migration of existing customers from traditional data services to IP-based products in our Global and Commercial Accounts. Additionally, during the three-month period ended September 30, 2005, we experienced an increase in revenues from VOIP services as customers substitute traditional voice communication services. The decline in the nine-month period ended September 30, 2005 is primarily due to the general migration of customers from dial-up services to broadband services.

Included in our revenues for the three and nine-month periods ended September 30, 2005 was an increase of $1 million and $89 million, respectively, attributable to changes in foreign currency exchange rates, as compared to an increase of $65 million and $247 million, respectively, in the same prior year periods. In addition, our 2005 revenues include a benefit of $24 million from customer settlements reached during the first quarter of 2005 and our 2004 revenues include a benefit of $32 million related to creditor claims recorded during the second quarter of 2004. Offsetting these benefits was an $11 million decrease in revenues related to reciprocal compensation disputes with other carriers recorded in the three-month period ended September 30, 2005.

Operating expenses.

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the Universal Service Fund (“USF”) which are paid to a government-established agency, passed on to our customers and included in our revenues. Access costs as a percentage of total revenues were 53% for the three-month period ended September 30, 2005 as compared to 51% for the same prior year period, and 53% for the nine-month period ended September 30, 2005 as compared to 52% for the same prior year period. During the three and nine-month periods ended September 30, 2005, access costs were reduced by gains of $16 million and $21 million, respectively, related to pre-petition settlements with certain vendors. During the nine-month period ended

September 30, 2004 (none in the three-month period ended September 30, 2004), access costs were partially offset by a $95 million benefit for a change in estimate to previously recorded expenses regarding USF contributions ($68 million related to 2003) resulting in a lower percentage of access costs to total revenues in the nine-month period of 2004.

Access costs decreased by $211 million and $731 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The decrease in access costs during the three-month period ended September 30, 2005 was primarily from a 4% decrease in domestic long distance access volumes, decreased outbound international access volumes of 13%, and a decrease of 11% in international access traffic volumes outside of the U.S. as compared to the same prior year period. The decrease in access costs during the nine-month period ended September 30, 2005 was primarily from a 9% decrease in domestic long distance access volumes, decreased outbound international access volumes of 10%, and a decrease of 7% in international access traffic volumes outside of the U.S. as compared to the same prior year period. Although we continue to experience growth in demand for data and Internet capacity, associated costs have decreased by $22 million and $197 million for the three and nine-month periods ending September 30, 2005, respectively, as compared to the same prior year periods. Data and Internet cost reductions were achieved by migrating traffic to our own network facilities, negotiating new discount structures, and optimizing our international network. These cost saving initiatives were integral in reducing the average transmission costs per customer circuit as compared to prior year costs. Included in access costs was a decrease of $1 million and an increase of $53 million attributable to changes in foreign currency exchange rates during the three and nine-month periods ended September 30, 2005, respectively, as compared to an increase of $43 million and $162 million in the same prior year periods. Local services access costs increased by $33 million and $72 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, as a result of increased UNE-P rates from Public Utility Commissions and new commercial agreements. These cost increases were partially offset by declining customer volumes of $37 million and $73 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods.

Costs of services and products. Costs of services and products (“COSP”) include the expenses associated with operating and maintaining our telecommunications networks, expenditures to support our outsourcing contracts, technical facilities expenses and other service related costs. For the three and nine-month periods ended September 30, 2005, COSP was 13% of our consolidated revenues, as compared to 12% for the same prior year periods. While revenues have decreased during 2005 as compared to 2004, COSP as a percentage of revenues has increased. As COSP includes some fixed costs that are not directly related to revenues, these costs may not fluctuate proportionately with changes in our revenues.

COSP expenses decreased by $27 million and $88 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The decreases were primarily attributable to lower headcount as compared to the same prior year periods. Compensation-related costs decreased by $3 million and $53 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. Included in compensation-related costs were severance costs of $4 million for nine-month period ended September 30, 2005 (none in the third quarter of 2005) as compared to $9 million and $41 million in the three and nine-month periods ended September 30, 2004. Compensation costs for the three-month period ended September 30, 2005 also included retention expenses of $6 million which partially offsets reduced costs from lower headcount. In the three and nine-month periods ended September 30, 2005, property tax accruals decreased by $22 million and $48 million, respectively, primarily from the timing of lower statutory assessments from the reduction in carrying value of our long-lived assets during 2003 and 2004 related to fresh-start reporting and impairment charges. Additionally, repair and maintenance expense declined $10 million and $14 million in the three and nine-month periods ended September 30, 2005, respectively. Offsetting the decrease in the nine-month period ended September 30, 2005 was an increase of $20 million related to resale equipment sales.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include sales, customer service and marketing expenses, information services costs, bad debt expense, and corporate administrative costs, such as finance, legal and human resources.

We continued to incur reorganization costs during the three and nine-month periods ended September 30, 2005 and 2004. For the three and nine-month periods ended September 30, 2005, the amounts of such expenses were $7 million and $23 million, respectively, and were primarily related to professional services related to our bankruptcy proceedings. For the three and nine-month periods ended September 30, 2004, the amounts of these expenses were $11 million and $37 million, respectively.

SG&A expenses decreased by $220 million and $779 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, primarily due to changes in our business strategy, as well as continued cost-cutting and process improvement initiatives. Lower revenues, as well as continual improvement in collections of receivables from historical levels, contributed to lower bad debt expense of $108 million and $264 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. Outside services expense, primarily for professional services, declined by $34 million and $170 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, principally from substantial accounting and legal fees incurred in 2004 as we prepared for our emergence from bankruptcy. Compensation-related costs increased $34 million and decreased $107 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The increase in the three-month period was primarily due to retention expense of $28 million recorded in SG&A during the third quarter of 2005, while the decrease in the nine-month period primarily reflects the impact of our 2004 force reductions and lower commission expenses. Included in compensation-related costs were severance costs of $17 million and $53 million for the three and nine-month period ended September 30, 2005 as compared to $3 million and $115 million in the three and nine-month periods ended September 30, 2004. During the nine-month period ended September 30, 2005, we reduced our advertising costs by $73 million as compared to the same prior year period, primarily due to reduced spending in media and direct mail advertising in our consumer and local business areas.

We recognized a $25 million and $62 million benefit in the three and nine-month periods ended September 30, 2005, respectively, and a $38 million benefit in the nine-month period ended September 30, 2004 (none of which was recorded in the third quarter of 2004) due to reductions in international value added tax liabilities primarily from favorable tax rulings, international tax settlements and other changes in reserves. In the three and nine-month periods ended September 30, 2005, we recorded net settlement gains of $36 million and $72 million, respectively, from the settlement of creditor claims. Additionally, during the three-month period ended September 30, 2005, we sold aged accounts receivables with no carrying value for $12 million and recorded a reduction of bad debt expense equal to the sales value (amount is included in the change in bad debt expense noted above). These benefits were partially offset by $37 million and $65 million in merger related expenses, including retention expenses included in compensation-related costs discussed above, incurred during the three and nine-month periods ended September 30, 2005, respectively.

During the three and nine-month periods ended September 30, 2004, we realized benefits due to certain adjustments recorded in the second quarter of 2004 including $44 million from certain provisions of our outsourcing agreement with EDS, a $20 million reduction in bad debt expense from our equity investment in Avantel S.A. (“Avantel”) (included in the change in bad debt expense for the comparative periods noted above), and an $11 million benefit from the settlement of creditor claims. During the three-month period ended September 30, 2004, we increased bad debt expense by $8 million from our equity investment in Avantel and we recorded $14 million of settlement losses related to bankruptcy claims.

Depreciation and amortization. Depreciation and amortization expense is primarily affected by the carrying value of our assets, which is directly impacted by our capital expenditure program and impairment charges. Depreciation and amortization expense decreased by $188 million and $625 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The decrease in expense was primarily due to a reduction in our asset carrying values related to pre-tax impairment charges of $3.5 billion recorded in the third quarter of 2004. The decrease in the three and nine-month periods also includes a $15 million reduction of expense related to recording a correction of an error in the current period in connection with fresh-start reporting.

Impairment charges. During the three-month period ended September 30, 2004, we recorded impairment charges of approximately $3.5 billion to adjust the carrying value of our long-lived and indefinite–lived intangible assets. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges” for additional details of the impairment charges.

Operating income (loss). For the three-month period ended September 30, 2005, operating income was $159 million on revenues of $4.5 billion, an increase of $3.6 billion from operating loss of $3.4 billion on revenues of $5.1 billion for the same prior year period. For the nine-month period ended September 30, 2005, operating income was $335 million on revenues of $13.9 billion, an increase of $3.9 billion from an operating loss of $3.6 billion on revenues of $15.7 billion for the same prior year period. The increase in operating income was primarily due to the inclusion of impairment charges of $3.5 billion in the three-month period ended September 30, 2004. Additionally, decreases of 49% and 30% in our operating expenses for the three and nine-month periods ended September 30, 2005, respectively, as discussed above, more than offset the 12% and 11% declines in our revenues as compared to the same prior year periods. Although revenues were positively impacted in the third quarter and first nine months of 2005 and 2004 as a result of changes in foreign currency exchange rates, we experienced an offsetting increase in operating expenses and as such, fluctuations in foreign currency rates did not materially impact operating income.

Interest expense. Interest expense increased by $5 million and $46 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. This increase was attributable to the one-time reset of the coupon rates of our Senior Notes. The reset resulted in a coupon rate increase of 1% that was effective on December 15, 2004 after we received ratings on our Senior Notes. The three-month period ended September 30, 2005 includes a reduction of interest expense previously accrued related to certain tax liabilities settled or reversed in the third quarter of 2005.

Miscellaneous income, net. Miscellaneous income includes interest income, results of our equity investments, and foreign currency translation gains and losses. Miscellaneous income increased by $26 million and $132 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The increase in the three and nine-month periods ended September 30, 2005 was primarily related to increased interest income of $27 million and $86 million, respectively, as compared to the same prior year periods from an increase in investment in marketable securities. Additionally, in the second quarter of 2005, we divested a 35% interest in Avantel for $100 million, resulting in a net gain of $30 million and reducing our ownership interest from 45% to 10%.

Income tax benefit. Income tax benefit was $164 million and $69 million in the three and nine-month periods ended September 30, 2005, respectively, and $61 million and $8 million, respectively, in the three and nine-month periods ended September 30, 2004.

In the three-month period ended September 30, 2005, income tax benefit of $164 million was primarily due to the reversal of deferred liabilities related to state tax attributes from the settlement with the Coalition States and North Carolina, which accounts for $129 million of the tax benefit. As of December 31, 2004, we had not concluded the Coalition States and North Carolina settlement agreements and therefore estimated cancellation of indebtedness income (“COD”) based on returns originally filed without adjustment for royalty expense claimed, which was greater than the COD that resulted after taking into account the settlements. The revised amount of COD resulted in less reduction of state tax attributes. The deferred tax benefit is net of adjustments to the valuation allowance on deferred state tax assets. In addition, we recognized a $74 million benefit related primarily to changes in our foreign tax contingencies and a $13 million benefit related to changes in our state tax contingencies. These benefits were offset by $10 million of expense for foreign income taxes and interest on foreign income tax reserves and $42 million of expense primarily for state income taxes and interest on state and federal income tax reserves. In the three-month period ended September 30, 2004, the income tax benefit of $61 million was primarily attributable to a benefit of $99 million as a result of an impairment charge of $260 million taken on an indefinite-lived intangible asset. This benefit was offset by $19 million of expense for foreign income taxes and interest on foreign income tax reserves and unfavorable foreign currency fluctuations.

In the nine-month period ended September 30, 2005, the income tax benefit of $69 million was due to the recognition of a $129 million tax benefit related to state tax attributes as discussed above, a $171 million benefit attributable to the settlement of our foreign tax contingencies, changes in estimates and favorable foreign currency fluctuations on foreign income tax reserves. These benefits were offset by $56 million of expense for foreign income taxes and interest on foreign tax reserves, $77 million for state income taxes and interest on state and federal income tax reserves, and $98 million for increases to our state income tax reserves primarily attributable to the settlement with the State of Mississippi. In the nine-month period ended September 30, 2004, the income tax benefit of $8 million was primarily due to a benefit from our impairment charge taken on an indefinite-lived intangible asset as noted above and favorable foreign currency fluctuations. This benefit was offset by $37 million of expense for foreign income taxes and interest on foreign income tax reserves, $52 million of expense for state income taxes and interest on state and federal income tax reserves, and $10 million for changes to foreign income tax reserves.

(Loss) income from discontinued operations, net of tax. Discontinued operations for 2004 reflected the operating results of our Multichannel Multipoint Distribution Service (“MMDS”), Embratel Participações S.A. (“Embratel”), and Proceda Tecnologia e Informatica S.A. businesses which were all sold prior to December 31, 2004, as well as OzEmail Pty. Ltd (“OzEmail”), which was sold in February 2005. For the nine-month period ended September 30, 2005, discontinued operations income of $82 million primarily represents the gain on the divestiture of OzEmail. We completed the divestiture of OzEmail for $81 million and had previously recognized a gain of $86 million within discontinued operations in our condensed consolidated statement of operations. During the three-month period ended September 30, 2005, we reduced the gain by $4 million to $82 million related to adjustments to the sales agreement.

Net income (loss). For the three-month period ended September 30, 2005, net income was $271 million as compared to a net loss of $3.4 billion in the same prior year period. This $3.7 billion change primarily resulted from an increase in operating income from our 2004 operating loss of $3.4 billion (which included an impairment charge of $3.5 billion), an increase in miscellaneous income of $26 million and an increase in the benefit from income taxes of $103 million primarily related to income tax settlements and other changes in reserves.

For the nine-month period ended September 30, 2005, net income was $333 million as compared to a net loss of $3.9 billion in the same prior year period. This $4.2 billion change primarily resulted from a $4.0 billion increase in operating income from our 2004 operating loss of $3.6 billion (which included an impairment charge of $3.5 billion recorded in the third quarter of 2004), a $132 million increase in miscellaneous income, an increase in the benefit from income taxes of $61 million, and income of $82 million in the nine-month period ended September 30, 2005 from discontinued operations as compared to a loss of $1 million in the same prior year period.

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

During the three and nine-month periods ended September 30, 2005 and 2004, the operating income (loss) of our Enterprise Markets segment was as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Revenues:
Voice	$418	$449	$1,317	$1,363
Data	549	576	1,642	1,716
Internet	179	157	510	494

Total revenues	$1,146	$1,182	$3,469	$3,573
Costs of sales and services	738	712	2,251	2,204
Selling, general and administrative	259	238	804	804
Depreciation and amortization	73	127	229	404
Impairment charges	—	870	—	870

Operating income (loss)	$76	$(765)	$185	$(709)

Revenues. For the three and nine-month periods ended September 30, 2005, Enterprise Markets revenues were 26% and 25%, of our consolidated revenues, respectively, as compared to 23% in the same prior year periods. Voice services revenues declined $31 million, or 7%, and $46 million, or 3%, during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, primarily from lower long distance revenues in our Government business, which were a result of both volume and rate declines. Government rates decreased 9% and 5% and volumes decreased 3% and 4% during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods as a result of unfavorable product mix changes, contract renewal write-downs, and product migration.

Data services revenues declined $27 million, or 5%, and $74 million, or 4%, during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These decreases were primarily due to declines in our Global business of $31 million and $116 million for the three and nine-month periods ended September 30, 2005, respectively, which were the result of price erosion and product migration from traditional data services to more efficient IP-based technology. During the three and nine-month periods ended September 30, 2005, revenues for traditional data services, which include frame relay and point-to-point private line, declined by $33 million, or 7%, and $88 million, or 6%, respectively, as compared to the same prior year periods as a result of product migration. Partially offsetting the revenue decline was continued growth in data revenues from Government customers which increased $7 million and $43 million during the three and nine-month periods ended September 30, 2005, respectively, primarily due to higher revenues related to our managed service projects.

Internet services revenues increased $22 million, or 14%, and $16 million, or 3%, during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These increases can be attributed to growth in our PIP, IP VPN, and VOIP products which increased revenues by $33 million and $84 million in the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These increases were partially offset by declines in revenues from dial-access technologies of $14 million and $60 million in the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods as a result of customer migration from dial-access technologies to broadband services.

During the third quarter of 2005, rate pressure continued to be the predominant factor inhibiting growth across the voice, data, and Internet product categories as a result of average contract pricing declines. However, this rate of decline continues to slow. Average contract prices declined 3% during the nine-month period ended September 30, 2005 as compared to a decline of 7% during the nine-month period ended September 30, 2004.

The Enterprise Markets segment continues to focus on providing customer solutions with emphasis on local and wide area network management, network based contact center services, hosting and comprehensive security services supporting our overall movement to IP-based platforms. Revenues in this portfolio increased by $25 million and $54 million in the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These revenues are spread across the voice, data and Internet categories identified above.

Costs of sales and services. Costs of sales and services were 64% and 65% of segment revenues for the three and nine-month periods ended September 30, 2005, respectively, as compared to 60% and 62% for the same prior year periods. Actual expenses increased by $26 million and $47 million for the three and nine-month periods, respectively, as compared to the same prior year periods, as higher 2005 product volumes coupled with lower revenue rates resulted in higher actual expenses as well as in a higher percentage of revenues in 2005 as compared to 2004. In addition, during the nine-month period ended September 30, 2004, costs of sales and services were partially offset by a $26 million change in previously recorded expenses regarding contributions to the USF, which was recorded in the second quarter of 2004.

Selling, general and administrative expenses. SG&A expenses increased by $21 million during the three-month period ended September 30, 2005 and were flat during the nine-month period ended September 30, 2005, as compared to the same prior year periods. The increase in the three-month period ended September 30, 2005, as compared to the same prior year period, was due to our investment in the delivery of next-generation IP services and managed customer solutions, and as the result of increased compensation expenses from severance expenses of $5 million and merger costs. During the nine-month period ended September 30, 2005, we experienced a decline in compensation expense from force reductions in 2004, lower bad debt expense, and the reduction in accounting and legal fees for the restatement, internal controls, and emergence processes incurred during 2004.

Depreciation and amortization. Depreciation and amortization expense decreased by $54 million and $175 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. This decline was primarily due to a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating income (loss). For the three-month period ended September 30, 2005, Enterprise Markets had operating income of $76 million as compared to an operating loss of $765 million for the same prior year period. For the nine-month period ended September 30, 2005, Enterprise Markets had operating income of $185 million as compared to an operating loss of $709 million for the same prior year period. The increase in operating income during the three-month period ended September 30, 2005, as compared to the same prior year period, was primarily attributable to the inclusion in the three-month period ended September 30, 2004 of impairment charges of $870 million, which also resulted in lower depreciation and amortization expense during the three-month period ended September 30, 2005. Excluding the impairment charge in the third quarter of 2004, operating income for the three-month period ended September 30, 2005 decreased, as compared to the same prior year period, due to declining revenues in our traditional services and higher expenses related to investment in the delivery of managed customer solutions. The improvement in operating performance during the nine-month period ended September 30, 2005, as compared to the same prior year period, is primarily due to lower depreciation and amortization expense, and decreased professional fees associated with the restatement, internal controls, and emergence processes incurred during 2004.

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

For the three and nine-month periods ended September 30, 2005 and 2004, the operating income (loss) of our U.S. Sales & Service segment was as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Revenues:
Voice	$1,340	$1,661	$4,256	$5,146
Data	320	378	1,013	1,211
Internet	226	182	637	547

Total revenues	1,886	2,221	5,906	6,904
Costs of sales and services	1,138	1,174	3,489	3,733
Selling, general and administrative	538	728	1,760	2,398
Depreciation and amortization	134	228	420	664
Impairment charges	—	1,627	—	1,627

Operating income (loss)	$76	$(1,536)	$237	$(1,518)

Revenues. For the three and nine-month periods ended September 30, 2005, U.S. Sales & Service revenues were 42% of consolidated revenues versus 44% as compared to the same prior year periods. In the three-month period ended September 30, 2005, we decreased revenues by $8 million related to reciprocal compensation disputes with other carriers.

Mass Markets Revenues. For both the three and nine-month periods ended September 30, 2005, Mass Market revenues were 53% of segment revenues, as compared to 57% in the same prior year periods. The effects of Hurricane Katrina had minimal impact on revenues in our Mass Markets business even though service disruptions were significant in certain residential areas. During the three-month period ended September 30, 2005, segment revenues declined approximately $5 million as the result of billing adjustments to affected customers. For the three and nine-month periods ended September 30, 2005 and 2004, the amounts of product line revenues of our Mass Markets business were as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Subscription services
Long-distance voice services	$467	$611	$1,488	$1,926
Local voice services	413	480	1,301	1,405
Other services (includes data and Internet)	10	8	27	24

Total subscription services	890	1,099	2,816	3,355
Transaction services	106	177	340	565

Total Mass Markets Revenues	$996	$1,276	$3,156	$3,920

The decline in subscription service revenues of 19% and 16% during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, was primarily the result of continued long distance volume declines of $166 million and $491 million, respectively, as compared to the same prior year periods. These volume declines were the result of customer losses and partially offset by subscription services long distance rates, which increased $22 million and $53 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The average number of residential and small business long distance subscribers, which includes local customers who subscribe to long distance services, declined approximately 25% during both the three and nine-month periods ended September 30, 2005, as compared to the same prior year periods. Subscriber losses were the result in part from decreased sales activities. The combined residential and small business long distance subscriber count at the end of the third quarter of 2005 was 6.9 million as compared to 9.1 million customers at September 30, 2004.

Local voice services revenues declined by $67 million and $104 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, resulting from a lower number of local subscribers. On average, residential and small business local customers decreased by approximately 16% and 13% during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The combined residential and small business local subscriber count at September 30, 2005 was 2.9 million as compared to 3.4 million at September 30, 2004. Increases in monthly fees partially mitigated revenue declines from subscriber losses.

Transaction services, which is comprised of a dial-around product suite (1-800-COLLECT, 10-10-321, 10-10-220, 10-10-987) and prepaid card services, declined $71 million and $225 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These declines were mainly the result of volume declines in both dial-around products and prepaid card services of $47 million and $174 million during the same periods, primarily due to the elimination of marketing activity in support of the dial-around product suite and continued declines in the overall wire-line long distance market. The remaining portion of the revenue decrease results from lower average rates from product mix. These rate declines were $24 million and $51 million of the decrease during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods.

During the first nine months of 2005, we continued to actively market local products where it was profitable to do so. The FCC issued final rules governing rates the RBOCs could charge wholesale UNE-P customers such as MCI. Effective March 11, 2005, these rules allowed for a one dollar increase in per-line, per-month UNE-P charges for all UNE-P lines in service as of that date. Such lines added after March 11, 2005 would be subject to “market-based” rates set by the RBOCs as implemented through interconnection agreements in various states. Furthermore, on March 11, 2006, all UNE-P lines in service will be subject to “market-based” rates. In order to mitigate the significant UNE-P access cost increases expected in March 2006, we entered into negotiations with the three RBOCs with whom we did not have existing commercial agreements for UNE-P. The negotiations are now complete and we signed commercial agreements with these three RBOCs during the first half of 2005. These new agreements, as well as the agreement signed last year, protect a substantial portion of our existing subscriber base from significant cost increases in the future. However, these agreements do allow for immediate increases in UNE-P costs for existing lines that are larger than the FCC ordered. These increases had an impact on our 2005 results. Furthermore, under the terms of the commercial agreements, there are measured cost increases at regular intervals during the next several quarters. As a result, new local service account installs and revenues may decrease from current levels in future periods.

Commercial Accounts Revenues. During both the three and nine-month periods ended September 30, 2005, Commercial Accounts revenues were 47% of our segment revenues, as compared to 43% during the same prior year periods. For the three and nine-month periods ended September 30, 2005 and 2004, the amounts of product line revenues of our Commercial Accounts business were as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Voice	$354	$393	$1,127	$1,250
Data	314	374	997	1,198
Internet	222	178	626	536

Total Commercial Accounts Revenues	$890	$945	$2,750	$2,984

Voice services revenues decreased $39 million and $123 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, primarily from a 12% and 10% reduction in long distance rates during the three and nine-month periods ended September 30, 2005, respectively, and a 2% decline in long distance volume in both periods. Rate erosion accelerated during the third quarter of 2005 primarily as a result of continued aggressive pricing in the marketplace, particularly in the Commercial channel. Usage decline was primarily a result of customer downsizing and consolidation, as well as product substitution.

Data services revenues decreased $60 million and $201 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, primarily due to rate declines as a result of market pricing pressure and product substitution as customers moved from Frame to PIP and IP VPN networks.

Internet services revenues increased $44 million and $90 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods due to increased sales of Internet products to new customers as well as growth in our existing customer base. The increase was primarily related to growth in our PIP product and VOIP services. The increases were partially offset by rate compression and the migration from dial-up to broadband services.

We continue to see a growing trend for business customers converting their traditional frame and ATM networks to IP centric services, resulting in revenue growth of our IP, IP VPN, PIP, and VOIP solutions, which increased revenues by $44 million and $123 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These revenues are spread across the voice, data and Internet categories identified above.

The Commercial Accounts business is expected to continue to benefit in future periods from a growing focus on delivering solutions to customers in the areas of hosting, managed network services, security and contact center services.

Costs of sales and services. Costs of sales and services were 60% and 59% of segment revenues for the three and nine-month periods ended September 30, 2005, respectively, as compared to 53% and 54% in the same prior year periods. The increase of these costs as a percentage of revenues was primarily related to product mix in our Mass Markets business and from rate compression in our Commercial Accounts business. Actual expenses decreased by $36 million and $244 million for the three and nine-month periods, respectively, as compared to the same prior year periods, due to lower volumes which reduced access costs. In addition, during the nine-month period ended September 30, 2004, costs of sales and services were partially offset by a $65 million change in previously recorded expenses regarding contributions to the USF, which was recorded in the second quarter of 2004.

Selling, general and administrative expenses. For the three and nine-month periods ended September 30, 2005, SG&A expenses decreased by $190 million and $638 million, respectively, as compared to the same prior year periods, primarily due to lower bad debt expense as a result of decreased revenues and improved collections and lower compensation costs as a result of 2004 headcount reductions in our call centers and support functions. Additionally, we have experienced lower advertising costs as a result of our continued efforts to reduce subscription sales activities in unprofitable regions. The decreases in the three and nine-month periods were partially offset by severance expenses of $8 million, $6 million due to the effects of Hurricane Katrina primarily related to bad debt expense, and merger costs.

Depreciation and amortization. Depreciation and amortization expense decreased by $94 million and $244 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. This decline was primarily due to a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating income (loss). For the three-month period ended September 30, 2005, U.S. Sales & Service had operating income of $76 million as compared to an operating loss of $1.5 billion for the same prior year period. For the nine-month period ended September 30, 2005, U.S. Sales & Service had operating income of $237 million as compared to an operating loss of $1.5 billion for the same prior year period. The increase in operating income in the three-month period ended September 30, 2005, as compared to the same prior year period, primarily relates to the inclusion of impairment charges of $1.6 billion in the three-month period ended September 30, 2004. Excluding the impairment charge in the third quarter of 2004, operating income decreased for the three-month period ended September 30, 2005, as compared to the same prior year period, due to declining revenues that were not fully offset by decreased operating expenses. The increase in the nine-month period ended September 30, 2005, as compared to the same prior year period, was primarily attributable to lower depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower operating expenses that were partially offset by lower revenues.

International & Wholesale Markets

This segment serves our domestic and international wholesale accounts, as well as retail and government customers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. This segment provides telecommunication services, which include voice, data, Internet and managed network services.

For the three and nine-month periods ended September 30, 2005 and 2004, the operating income (loss) of our International & Wholesale Markets segment was as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Revenues:
Voice	$843	$1,006	$2,733	$3,165
Data	327	353	1,001	1,112
Internet	266	314	831	962

Total revenues	1,436	1,673	4,565	5,239
Costs of sales and services	1,095	1,323	3,512	4,134
Selling, general and administrative	236	287	831	972
Depreciation and amortization	98	138	309	515
Impairment charges	—	1,016	—	1,016

Operating income (loss)	$7	$(1,091)	$(87)	$(1,398)

Revenues. For the three and nine-month periods ended September 30, 2005, International & Wholesale Markets revenues were 32% and 33% of our consolidated revenues, respectively, as compared to 33% for the same prior year periods. For the three and nine-month periods ended September 30, 2005 and 2004, the amounts of product lines revenues of our International & Wholesale Markets were as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
International:
Voice	$470	$634	$1,633	$1,875
Data	72	83	236	247
Internet	212	216	650	651

Total International Revenues	754	933	2,519	2,773
Wholesale:
Voice	373	372	1,100	1,290
Data	255	270	765	865
Internet	54	98	181	311

Total Wholesale Revenues	682	740	2,046	2,466

Total International & Wholesale Markets Revenues	$1,436	$1,673	$4,565	$5,239

International Revenues. During the three and nine-month periods ended September 30, 2005, International revenues were 53% and 55% of our segment revenues, respectively, as compared to 56% for the three-month period ended September 30, 2004 and 53% for the nine-month period ended September 30, 2004. International revenues declined $179 million, or 19%, and $254 million, or 9%, for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These declines were primarily related to voice services, and were the result of the implementation of a revised pricing strategy designed to improve product margins by reducing our focus on lower margin customers. Overall, International revenues were also affected by changes in foreign currency exchange rates that favorably impacted revenues by $1 million and $81 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods.

International voice services revenues decreased $164 million and $242 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These revenue decreases were primarily concentrated in our international wholesale voice revenues. Voice services revenues declined in the European wholesale and retail voice business, where volumes declined as a result of our focus on eliminating low margin volumes through a revised pricing strategy. In Europe, these decreases were partially offset by the inclusion of revenues, in 2005, from a former joint venture operation in Belgium purchased in second half of 2004. The International division has also experienced growth in enhanced wholesale voice services, such as VOIP, which has partially offset the decline in low margin voice routes. Overall, International voice volumes decreased 1,154 million and 1,204 million minutes in the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods due to the pricing strategy disclosed above. In our International business, average U.S. dollar equivalent billing rates for voice services declined approximately 16% and 12% in the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, excluding the impact of foreign exchange rates, which increased the average billing rate by 3% in the nine-month period ended September 30, 2005 and was flat in the third quarter.

International data revenues decreased $11 million during both the three and nine-month periods ended September 30, 2005 as compared to the same prior year periods. Internet services revenues decreased $4 million and $1 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. Rate compression continued to result in lower data and Internet revenues. However, favorable currency fluctuations in the three and nine-month periods offset some of the declines. Products such as

PIP, for which International revenue has grown 70% and 111% during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, are growing as we continue to focus on offering new customers and migrating existing customers to on-net network services.

Approximately 80% of our revenue in EMEA is focused in the United Kingdom, Germany, France, Belgium, the Netherlands and Sweden. In Asia, revenues are heavily concentrated in Australia, Hong Kong, Japan, Singapore and India.

We expect pricing and margin pressure to continue as well as price competition from local incumbent carriers to intensify. To react to these conditions, we are focusing our sales emphasis on large retail customers with global communication needs.

Wholesale Revenues. Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country. During the three and nine-month periods ended September 30, 2005, Wholesale revenues were 47% and 45% of segment revenues, respectively, as compared to 44% and 47% in the same prior year periods. Actual revenues decreased by $58 million, or 8%, and by $420 million, or 17%, during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The decrease in the three-month period is primarily attributable to lower rates and minimum commitment levels from 2004 dial Internet contract renegotiations that were effective January 2005. The revenue decline for the three-month period ended September 30, 2005 has slowed due to stronger voice volumes and increased rates. In addition, an improvement in the credit worthiness of our customer base coupled with more stringent credit and collections processes have lowered billing disputes and write-offs. The decrease in the nine-month period is related to the impact of a large customer bankruptcy, the reduction in one customer’s traffic, product and traffic mix, as well as the dial Internet contract renegotiations.

Wholesale voice services revenues increased $1 million and decreased $190 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The increase in the three-month period is primarily due to revenues from a voice contract with an existing customer, partially offset by changes in product and traffic mix. The decrease in the nine-month period is primarily a result of a large customer bankruptcy and a reduction in a specific customer’s traffic resulting from increased prices. Volumes increased 19% and 8% during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, as a result of the voice contract discussed above. The revenue decrease in the nine-month period was primarily from increased minutes in lower average rate products and a decline in international volumes as a result of increased rates to a significant international end-location traffic customer.

Wholesale data services revenues decreased $15 million and $100 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. While we experienced a 4% increase in installed bandwidth during the nine months of 2005 as compared to 2004, data revenues decreased primarily due to rate declines.

Wholesale Internet services revenues decreased $44 million and $130 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. Lower rates and minimum commitment levels from 2004 contract renegotiations that were effective in January 2005 caused more than half of the 2005 decline. Also, continued industry shift from dial-up Internet access to broadband services contributed to the lower 2005 revenues.

Costs of sales and services. Costs of sales and services were 76% and 77% of segment revenues for the three and nine-month periods ended September 30, 2005, respectively, as compared to 79% in the same prior year periods. Actual expenses decreased by $228 million and $622 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, primarily due to reduced products with lower margin volumes in our International business. Reducing the high cost of International access continued to be challenging during the third quarter of 2005, as we continued to rely on dominant, incumbent carriers for local loop access. Wholesale access costs increased as a percentage of segment revenues during the nine-month period ended September 30, 2005 due to changes in product mix. Our costs also decreased during the third quarter of 2005 as we continued to experience the benefit of our 2004 force reductions. International costs were also affected by changes in foreign currency exchange rates that were flat for the three-month period ended September 30, 2005 and increased U.S. dollar equivalent costs by approximately $57 million for the nine-month period ended September 30, 2005.

Selling, general and administrative expenses. SG&A expenses decreased by $51 million and by $141 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. These decreases were a result of management actions to gain efficiencies through lower headcount during the first half of 2004, resulting in lower salary and severance costs, as well as reduced bad debt expense due to lower revenues and successful collection efforts. Additionally, the International business recognized a $25 million and a $62 million benefit in the three and nine-month periods ended September 30, 2005, respectively, from reductions in international value added tax liabilities. These decreases were offset by expenses related to ongoing facility consolidations and changes in foreign currency exchange rates that were flat for the three-month period ended September 30, 2005 and increased U.S. dollar equivalent costs by approximately $21 million for the nine-month period ended September 30, 2005 as compared to the same prior year periods. Additionally, SG&A decreases in the three and nine-month periods were partially offset by severance expenses of $4 million and merger costs.

Depreciation and amortization. Depreciation and amortization expense decreased by $40 million and $206 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. This decline was primarily due to a reduction in our asset carrying values related to our pre-tax impairment charges recorded in the third quarter of 2004.

Operating income (loss). For the three-month period ended September 30, 2005, International & Wholesale Markets had operating income of $7 million as compared to a loss of $1.1 billion for the same prior year period. For the nine-month period ended September 30, 2005, International & Wholesale Markets had an operating loss of $87 million as compared to a loss of $1.4 billion for the same prior year period. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of impairment charges of approximately $1.0 billion recorded in the third quarter of 2004, as well as lower expenses due to cost-cutting measures that were partially offset by lower revenues. Additionally, the segment experienced an increase in operating margin from our strategy of reducing lower margin products as described above.

Financial Condition

The following table sets forth the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of September 30, 2005	As of December 31, 2004
Assets:
Cash and cash equivalents	$4,297	$4,449
Marketable securities	1,077	1,055
Other current assets	3,018	3,589
Long-term assets	7,748	7,967

	$16,140	$17,060

Liabilities and Shareholders’ Equity:
Current liabilities	$5,076	$6,203
Long-term debt, excluding current portion	5,887	5,909
Other long-term liabilities	671	718
Shareholders’ equity	4,506	4,230

	$16,140	$17,060

Cash and cash equivalents. Cash and cash equivalents decreased by $152 million from December 31, 2004 primarily due to capital expenditures of $870 million, the payment of dividends of $130 million, the acquisitions of Network Security Technologies, Inc. (“NetSec”), the software product line of Interactive Content Factory (“ICF”), and Totality Corporation (“Totality”) for a combined $189 million and an increased net investment in marketable securities of $22 million. These decreases were partially offset by cash generated from operating activities of $764 million, proceeds from the sale of OzEmail for $81 million, from the sale of a 35% interest in Avantel for $100 million, and from the sale of property, plant, equipment and intangible assets for $75 million. We expect this amount to decrease in the fourth quarter of 2005 as a result of our $1.8 billion special cash dividend paid on October 27, 2005.

Marketable Securities. Marketable securities increased $22 million from December 31, 2004 primarily from purchases of securities during the period as we sought to increase the rate of return on our invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit. Amounts invested in marketable securities fluctuate based on our projected cash needs. We expect this amount to decrease in the fourth quarter of 2005 as a result of our $1.8 billion special cash dividend paid on October 27, 2005.

Other current assets. Other current assets decreased by $571 million from December 31, 2004, primarily due to a decrease of $381 million in net accounts receivable resulting from successful collection efforts and lower revenues. Additionally, other current assets decreased $57 million for a reduction of a receivable with an affiliate that was offset against a liability, $42 million for reclassification of a current receivable to long-term, and $24 million for decreases in other receivables. These decreases were offset by increased renewals on maintenance contracts of $124 million which was more than offset by contract amortization of $142 million.

Long-term assets. Long-term assets, primarily property, plant, and equipment and intangibles, decreased by $219 million from December 31, 2004 primarily due to depreciation and amortization expense in excess of capital expenditures of $88 million and a decrease of $95 million in investments primarily due to the sale of the majority of our equity interest in Avantel. These decreases in long-term assets were offset by the addition of $107 million of long-term assets from our acquisition of NetSec, $12 million from the acquisition of ICF, and $70 million from the acquisition of Totality. Additionally, long-term assets were reduced by $62 million in the third quarter of 2005 related to the correction of an error in fresh-start reporting.

Current liabilities. Current liabilities decreased by $1.1 billion from December 31, 2004, primarily due to decreases in accounts payable of $261 million, accrued access costs of $248 million, current deferred income tax payable of $160 million, income tax payable of $99 million and accrued other taxes of $102 million. Additionally, liabilities decreased by $58 million of restructuring charges and $89 million of accrued professional fees. These amounts were offset by an increase in accrued interest of $118 million related primarily to our Senior Notes.

Liquidity and Capital Resources

Current Liquidity

The table below is a summary of our cash, cash equivalents and marketable securities as of September 30, 2005 and December 31, 2004 (in millions):

	As of September 30, 2005	As of December 31, 2004
Cash and cash equivalents	$4,297	$4,449
Marketable securities	1,077	1,055

Total cash, cash equivalents and marketable securities	$5,374	$5,504

As of September 30, 2005 and December 31, 2004, marketable securities were $1.1 billion and were classified as current assets in our condensed consolidated balance sheets. During the nine-month period ended September 30, 2005, marketable securities increased by $22 million primarily from purchases of securities during the period as we sought to increase the rate of return on invested cash through direct investments in government securities, commercial paper, corporate bonds and certificates of deposit.

Our principal cash needs consist of capital expenditures, debt service, dividends, acquisitions and payments made pursuant to the Plan. During the nine-month period ended September 30, 2005, we paid approximately $225 million in cash to satisfy provisions of the Plan. As of September 30, 2005, we estimate that $599 million remains to be paid to settle pre-petition creditor claims (including the settlement with the Coalition States discussed below).

In October 2005, the Bankruptcy Court approved a settlement with the Coalition States wherein the Coalition States released MCI from all claims related to the state tax royalty program. In exchange for this release, we agreed, among other things, to pay $315 million in the aggregate to the Coalition States. Also, on October 11, 2005, the Bankruptcy Court approved a separate settlement reached by MCI and the State of North Carolina wherein North Carolina released MCI from all claims related to the state tax royalty program as well as two additional tax claims. In exchange for this release, we agreed, among other things, to pay approximately $16 million to the State of North Carolina. In total, we paid $331 million for the above settlements in October 2005.

Section 5.07 of the Plan required the Board of Directors to conduct a review of our cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. On August 5, 2004, the Board of Directors completed its review of our excess cash pursuant to Section 5.07 of the Plan and declared the amount of excess cash to be $2.2 billion. During 2004, $254 million was paid to shareholders as dividends, of which $127 million was paid during the three and nine-month periods ended September 30, 2004. On February 11, 2005, the Board of Directors approved a quarterly dividend of $0.40 per share, or $130 million, payable on March 15, 2005 to shareholders of record as of March 1, 2005. In addition, as a condition of our Merger Agreement, on October 6, 2005 we declared a special cash dividend of $5.60 per MCI common share, or approximately $1.8 billion, utilizing the remainder of our excess cash.

We expect our capital expenditures to range from $1.2 billion to $1.3 billion in 2005, of which approximately $870 million has been incurred through September 30, 2005. Our expenditures will focus on enhancements to the efficiency, functionality and reliability of our network operations, improvements in customer service and the development of additional value-added services. Included in our capital expenditures will be investments in building next-generation services and achieving IP leadership. These objectives will be achieved by beginning deployment of a new IP core and multi-service edge which enables migration of services to a common IP Core; converged packet access which enables logical / automated service provisioning and enables access cost reductions; ultra long haul technology which provides more cost effective transmission by reducing the number of network elements by 70 percent and also enables the wavelength services product; and enhancing our data center architecture with utility and grid computing capability. Additionally, we may expend capital for acquisitions of businesses or technology that will enhance our products or services.

On February 25, 2005, we completed the acquisition of NetSec, a privately-held provider of managed security services, for $106 million in cash.

On June 30, 2005, we acquired the ICF software business from TWI, a unit of independent production company IMG Worldwide Inc., for $12 million in cash. The ICF product line specializes in software used for IP-based media and entertainment services. TWI entered into a services agreement with one of our subsidiaries for telecommunication services with an annual commitment. We have licensed the purchased software back to TWI for TWI’s limited internal use pursuant to a license agreement and a subsidiary of TWI has paid a yearly maintenance fee in connection with this license.

On September 13, 2005, we completed an asset purchase from Totality Corporation, a privately-held provider of integrated technology management products and services, for $75 million. We paid $71 million in cash during the three-month period ended September 30, 2005 and estimate a $3 million working capital adjustment and $1 million in acquisitions costs to be paid based on the terms of the agreement.

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

The initial interest rates on the Senior Notes were subject to a one-time reset after we applied for and received ratings for the Senior Notes from Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). In December 2004, we received a B2 and a B+ rating from Moody’s and S&P, respectively. As a result, the interest rate on the Senior Notes increased by 1% effective December 15, 2004, which will result in an additional $57 million of interest expense in 2005 and is included in the $438 million annual amount noted above. On November 1, 2005, we made our semi-annual interest payment of $219 million on the Senior Notes.

The Senior Notes are subject to covenants that limit our ability to make certain cash distributions based on cumulative net income or loss since their issuance on the Emergence Date. Pursuant to Section 5.07 of the Plan, the Board of Directors was required to conduct a review of our cash needs, to determine the amount of excess cash available based on certain parameters and to utilize any excess cash in accordance with the Board’s best business judgment to maximize shareholder value. As the excess cash was fully paid out to shareholders on October 27, 2005 as a special dividend, future dividends will generally be limited by the covenants in the Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings subject to certain permitted payments and baskets. As of September 30, 2005 and December 31, 2004, we did not have any cumulative adjusted net income available for distribution under such covenants. Consequently, future dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding.

We believe that our principal source of funds will be cash generated from our operating activities despite anticipated declines in revenues. In addition, we expect to continue the process of divesting non-core investments and other assets. During the nine-month period ended September 30, 2005, we divested OzEmail and reduced our interest in Avantel from 45% to 10%, which resulted in total cash proceeds of $181 million.

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

On the Emergence Date, the DIP Facility was terminated. Approximately $100 million in letters of credit were rolled over to new letter of credit facilities entered into on the Emergence Date with JPMorgan Chase Bank, Citibank, N.A. and Bank of America, N.A. (the “Letter of Credit Facilities”), including the remaining $17 million of undrawn letters of credit on the pre-petition $1.6 billion credit facility. On October 12, 2004, the Commitment under the Letter of Credit Facilities was increased from $150 million to $300 million. In addition, we pay a facility fee under the Letter of Credit Facilities equal to .05% per annum of the daily amount of the Commitment (whether used or unused). If any fee or other amount payable under any Letter of Credit Facility is not paid when due, additional interest equal to 2% per annum plus the federal funds rate (determined in accordance with such Letter of Credit Facility) will be incurred on the overdue amount. The Letter of Credit Facilities were extended in

April 2005 to mature in April 2006. We had $129 million and $137 million of letters of credit outstanding and $171 million and $162 million in availability as of September 30, 2005 and December 31, 2004, respectively. Additionally, as of December 31, 2004, we had $1 million reserved for issuance. As of September 30, 2005 and December 31, 2004, we pledged $139 million and $144 million, respectively, in cash as collateral for our outstanding letters of credit that has been classified as restricted cash in other current assets in our condensed consolidated balance sheets.

Historical Cash Flows

For the nine-month periods ended September 30, 2005 and 2004, our consolidated cash flows were as follows (in millions):

	Nine-Month Period Ended September 30,
	2005	2004
Cash Provided By (Used In):
Operating activities	$764	$424
Investing activities	(794)	(34)
Financing activities	(122)	(365)
Net change in cash and cash equivalents from discontinued operations	—	(615)

Net decrease in cash and cash equivalents	$(152)	$(590)

The following discussion of cash flows provided by (used in) operating, investing and financing activities excludes the impact of discontinued operations which is discussed separately.

Net Cash Flows Provided by Operating Activities

For the nine-month periods ended September 30, 2005 and 2004, net cash provided by operating activities was $764 million and $424 million, respectively and was comprised of the following (in millions):

	Nine-Month Period Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$333	$(3,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	958	1,583
Impairment charges related to property, plant and equipment and intangible assets	—	3,513
Net realized gain on sale of investments	(30)	(5)
Gain on disposal of discontinued operations	(82)	(9)
Bad debt provision	250	514
Deferred income tax provision	(159)	(98)
Amortization of debt discount	—	114
Stock-based compensation expense	47	23
Other	9	(17)
Changes in assets and liabilities:
Accounts receivable	139	300
Other current assets	51	92
Non current assets	10	38
Accounts payable and accrued access costs	(450)	(935)
Other current liabilities	(310)	(843)
Other liabilities	(2)	11

Net cash provided by operating activities	$764	$424

Further, the following table identifies significant net changes in our working capital during the nine-month periods ended September 30, 2005 and 2004 (in millions):

	Nine-Month Period Ended September 30,
	2005	2004
Cash Provided By (Used in):
Accounts receivable:
Decrease in net accounts receivable	$385	$809
Decrease in allowance for doubtful accounts for the effect of bad debt provision	(246)	(509)

Decrease in accounts receivable	139	300
Other current assets:
Decrease in non-trade receivables	34	103
Decrease (increase) in prepaid expenses	2	(18)
Other decreases	15	7

Decrease in other current assets	51	92
Decrease in non current assets	10	38

Total decrease in assets	$200	$430

Accounts payable and accrued access costs:
Decrease in accounts payable	$(229)	$(866)
Decrease in accrued access costs	(221)	(69)

Decrease in accounts payable and accrued access costs	(450)	(935)
Other current liabilities:
Payment of SEC penalty	—	(500)
Increase in accrued interest	118	172
Decrease in income taxes payable and accrued other taxes	(203)	(152)
Decrease in accrued salaries and bonuses	(25)	(85)
Decrease in advance billings and deferred revenue	(25)	(126)
Other decreases	(175)	(152)

Decrease in other current liabilities	(310)	(843)
(Decrease) increase in other liabilities	(2)	11

Total decrease in liabilities	$(762)	$(1,767)

For the nine-month period ended September 30, 2005, we generated $764 million in cash flows from operations. We had net income of $333 million, which included non-cash charges for depreciation and amortization of $958 million and a bad debt provision related to trade receivables of $246 million. Cash from operations was negatively affected by reductions in our liabilities of $762 million. Additionally, higher levels of cash from operations for the nine-month period ended September 30, 2005 as compared to the same prior year period was due primarily to reductions in operating expenses that more than offset lower revenues.

Our liabilities decreased $762 million during the nine-month period ended September 30, 2005 primarily due to a decrease in our accounts payable and accrued access costs of $450 million from reductions in expenses and timing of payments, including pre-petition claims for which we paid $225 million in the nine-month period (including $118 million in cash as a result of our settlement with the State of Mississippi). Additionally, during the nine-month period ended September 30, 2005, income taxes payable and accrued other taxes decreased $203 million as resolution of tax contingencies have been settled and other tax liability accruals reduced.

For the nine-month period ended September 30, 2004, the primary contributors to net cash provided by operating activities were a decrease of $300 million in net accounts receivable and a decrease of $103 million in non-trade receivables due largely to collections of notes receivable. The change in accounts receivable is primarily due to collection efforts, reduced billings and the collection of $253 million for the settlement of disputes related to fees earned from third party companies for calls that terminated on our network. Additionally, our net loss for the nine-month period ended September 30, 2004 of $3.9 billion included non-cash charges for depreciation and amortization of $1.6 billion.

Creditor payments of approximately $1.1 billion associated with our emergence from bankruptcy were a use of cash during the nine-month period ended September 30, 2004. Decreases of $866 million in accounts payable reflect the majority of the creditor payments. Additionally, payments made on annual maintenance agreements increased prepaid expenses by $18 million.

Net Cash Flows Used in Investing Activities

For the nine-month period ended September 30, 2005, net cash used by investing activities was $794 million, consisting primarily of capital expenditures for property, plant, and equipment of $870 million. Investing activities also included the purchase of marketable securities of approximately $1.9 billion and cash payments for the acquisition of NetSec, the software product line of ICF, and Totality for the amount of $106 million, $12 million, and $71 million, respectively. These uses of cash were offset by proceeds received from sales and maturities of marketable securities totaling $1.9 billion, cash proceeds of $181 million from the sale of Avantel and OzEmail for $100 million and $81 million, respectively, and $75 million from cash proceeds received on the sale of property, plant and equipment and intangible assets.

For the nine-month period ended September 30, 2004, net cash used by investing activities was $34 million, mainly due to $650 million in capital expenditures for transmission and communications equipment, software development, and desktop computers, which were offset by cash proceeds of $144 million for the sale of network equipment, licenses and leases utilized for the provision of wireless telecommunications services via MMDS, $37 million for the sale of Douglas Lake, $9 million from the sale of investments, and $400 million received from the sale of Embratel.

Net Cash Flows Used in Financing Activities

For the nine-month period ended September 30, 2005, net cash used for financing activities was $122 million and consisted primarily of $130 million for dividend payments and $24 million for repayments of capital leases.

For the nine-month period ended September 30, 2004, net cash used for financing activities was $365 million and consisted primarily of $141 million in cash collateral for a new Letter of Credit facility and $127 million for the payment of dividends.

Net Change in Cash from Discontinued Operations

There was no net change in cash from discontinued operations in the nine-month period ended September 30, 2005 as there was no impact to cash flows from discontinued operations for OzEmail prior to its divestiture in February 2005. Net change in cash from discontinued operations in the nine-month period ended September 30, 2004 was $615 million, and was primarily attributable to Embratel, which had a balance of $595 million as of December 31, 2003 that was removed from our consolidated balance sheet upon the consummation of the sale in July 2004.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity is required to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005, with earlier application permitted. We completed our evaluation of the impact of FIN No. 47, and do not expect any material impact on our consolidated results of operations, financial condition and cash flows.

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

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates. As of September 30, 2005 and December 31, 2004, our Senior Notes had an outstanding balance of $5.7 billion. While changes in market interest rates affect the fair market value of this debt, there is no impact to earnings or cash flows unless we redeem the Senior Notes before their maturity dates. We would redeem the Senior Notes only if market conditions, our financial structure or other conditions make such redemptions appropriate. The initial interest rates of the 2007, 2009, and 2014 Senior Notes were 5.908%, 6.688% and 7.735%, respectively, and were subject to a one-time reset after we applied for and received ratings from Moody’s and S&P. In December 2004, we received B2 and B+ ratings from Moody’s and S&P, respectively. As such, the initial interest rates on the Senior Notes were each increased by 1% effective December 15, 2004. The increase in interest expense during the three and nine-month periods ended September 30, 2005 as a result of the change in interest rates on the Senior Notes, as compared to the same prior year periods, was $14 million and $42 million, respectively. We do not currently hedge our exposure to this market risk through interest rate swaps. However, we may engage in hedging transactions to mitigate interest rate risk in the future should we change the structure of our debt.

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

We generated revenues from our international operations during the three and nine-month periods ended September 30, 2005 and 2004, and the impact of foreign exchange increased our revenues by $1 million and $89 million during the three and nine-month periods ended September 30, 2005, respectively, and $65 million and $247 million during the three and nine-month periods ended September 30, 2004, respectively, with a slightly lower increase to our expenses during the same periods. Future fluctuations in foreign currency exchange rates will impact line components of our condensed consolidated statements of operations, and increases or decreases in these currency exchange rates could have a material impact on our consolidated net income or loss if our revenues and expenses do not fluctuate proportionately.

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

As of September 30, 2005 and December 31, 2004, short-term available-for-sale debt securities were $1.1 billion and were comprised of fixed income and investment grade securities. The fixed-income portfolio consists primarily of relatively short-term investments to minimize interest rate risk. Investment grade securities include those issued by banks and trust companies that have long-term debt rated “A-3”, “A” or higher according to Moody’s or S&P, respectively. Investments in commercial paper issued by corporations are rated “P-1” or “A-1” or higher according to Moody’s and S&P, respectively. As of September 30, 2005 and December 31, 2004, the fair value of available-for-sale securities approximated the cost of such investments. The potential loss in fair value resulting from a hypothetical increase of 1% in interest rates on our available-for-sale debt securities as of September 30, 2005 would be approximately $11 million. A hypothetical decrease of 1% in interest rates would increase the fair value of our available-for-sale securities by $11 million.

As of September 30, 2005 and December 31, 2004, long-term investments (including long-term available-for-sale securities, equity and cost method investments and derivative instruments) totaled $21 million and $116 million, respectively. We typically do not attempt to reduce or eliminate our market exposure.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005, due to a material weakness in the Company’s internal control over accounting for income taxes previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004. The material weakness in internal control related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by its internal control over financial reporting.

2. Changes in Internal Control over Financial Reporting

With respect to internal control over accounting for income taxes, the Company has conducted, and will continue to conduct, significant remediation activity including:

•	the hiring, in March 2005, of a new Vice President of Tax;

•	the reorganization of the Tax Department;

•	use of third party tax service providers for the more complex areas of the Company’s income tax accounting during 2004, which usage has continued during the first, second and third quarters of 2005 and will continue for the duration of 2005; and

•	increased formality and rigor of controls and procedures over accounting for income taxes by updating process documentation and implementation of more detailed procedures and levels of review.

These remediation efforts have changed our internal control over financial reporting in the third quarter of 2005 in a manner that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We anticipate that the accounting for income tax weakness will be remediated by the latter part of 2005. Verification, however, of the effectiveness of this remediation will require year end testing which will occur during the preparation of the Company’s 2005 consolidated financial statements.

As a consequence of the income tax weakness noted above, the Company applied other procedures, principally manual checks and additional levels of reviews, designed to improve the reliability of its accounting for income taxes. Based on these other procedures, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.

Other than the efforts taken as described above and the improvements resulting there from, there were no other changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting during the period covered by this report.

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

Merger Related Securities Litigation. On February 15, 2005, we received notice that an individual stockholder filed a putative class action on behalf of himself and all stockholders of MCI against MCI and all of the individual members of MCI’s Board of Directors in Chancery Court in the State of Delaware. Subsequently, Plaintiff filed an amended complaint to include additional allegations and add Verizon as a defendant in the case. Plaintiff alleges that MCI and MCI’s Board of Directors breached their fiduciary duties to stockholders in entering into the Merger Agreement with Verizon rather than accepting the merger proposal proposed by Qwest. Plaintiff also alleges that Verizon aided and abetted and benefited from these breaches. As a remedy, Plaintiff requests, among other things, that the Chancery Court issue an injunction prohibiting closing of the merger. Additionally, MCI received notice that three additional putative class actions containing similar allegations were filed on February 18, 2005 against MCI and MCI’s Board of Directors in the Chancery Court in the State of Delaware. Subsequent to February 18, 2005, in one of these three actions, Plaintiff has sought relief to amend his complaint on two occasions seeking to add additional factual allegations. These additional allegations relate to subsequent bids by Verizon and Qwest for MCI, the responses of MCI’s Board of Directors to those bids, and Verizon’s purchase of MCI’s shares from entities affiliated with Carlos Slim Helu. Specifically, the amended complaints include allegations that: (i) MCI’s Board of Directors did not negotiate in good faith with Qwest, ignored certain MCI stockholders who indicated that they preferred Qwest’s offer, and arbitrarily assumed that, in the future, Qwest’s shares will likely decrease in value; (ii) several Qwest bids were rejected by MCI’s Board of Directors for improper reasons; (iii) Verizon paid Mr. Slim $2.62 per share more than the Verizon offer for other MCI shares, demonstrating that Verizon’s bid undervalued MCI; and (iv) Verizon’s offer is insufficient. We will aggressively defend ourself in these cases.

Call Routing Investigation. On July 23, 2003, we received a subpoena from the United States Attorney’s Office for the Southern District of New York asking for information and documents concerning our projects relating to the routing of interstate and intrastate voice or data transmission that originate or terminate on the network of local exchange companies. On August 26, 2005, we received a letter from the United States Attorney’s Office for the Southern District of New York informing us that the United States Attorney’s Office for the Southern District of New York does not anticipate the filing of any charges against MCI.

Investigation of the FCC Into Allegations of Improper Routing of Network Traffic. The Enforcement Bureau of the FCC initiated a review of our call routing practices, and requested information from us regarding any conduct that might involve withholding, substituting, or modifying automatic number identification (“ANI”) or calling party number (“CPN”) information associated with interstate interexchange traffic. Based upon an internal review, we believe that our current practices comply with FCC regulations. The FCC has taken no action in this matter and on November 2, 2005, we received a letter from the FCC informing us that we were relieved of our obligations as set forth in the FCC’s letter of inquiry.

Right-of-Way Litigation. Prior to the Petition Date, we were named as a defendant in five putative nationwide and twenty-five putative state class actions involving fiber optic cable on railroad, pipeline and utility rights-of-way. The complaints allege that the railroad, utility and/or pipeline companies from which we obtained consent to install our fiber optic cable held only an easement in the right-of-way, and that the consent of the adjoining landowners holding the fee interest in the right-of-way was necessary to authorize installation. The complaints allege that because such consent was not obtained, the fiber optic network owned and operated by MCI trespasses on the property of putative class members. The complaints allege causes of action for trespass, unjust enrichment and slander of title, and seek injunctive relief, compensatory damages, punitive damages and declaratory relief. By the Petition Date, twenty-two putative class actions remained pending. In the remaining eight cases, class certification had been denied and/or the action had been dismissed. These cases were stayed as a result of our bankruptcy filing pursuant to the automatic stay provisions of the Bankruptcy Code. To the extent that the causes of action raised in those cases are solely pre-petition claims and the claimants did not file proofs of claim in the bankruptcy proceeding, the alleged liabilities are discharged.

Certain of the right-of-way plaintiffs filed individual and/or putative class proofs of claim in the bankruptcy proceedings. To date, the Bankruptcy Court has denied all pending motions to certify classes with respect to these proofs of claim, and has declined to extend the bar date to allow the late-filing of claims by unnamed class members. As a result of these rulings, our exposure in these matters has been substantially reduced.

We also are litigating in the Bankruptcy Court, and in several federal appellate courts, the question of whether the discharge injunction contained in the Modified Second Amended Joint Plan of Reorganization bars the initiation or continuation of actions outside of the Bankruptcy Court based on the continued presence of the fiber optic cable after our discharge from bankruptcy. To date, one federal appellate court has agreed with our position, and the Bankruptcy Court has issued decisions in three right-of-way cases finding that any further prosecution after the bankruptcy violates the discharge injunction. All three Bankruptcy Court decisions are now on appeal in the Federal District Court for the Southern District of New York.

We executed a settlement agreement in February 2002 regarding all right-of-way litigation in Louisiana, and in June 2002 regarding all other railroad right-of-way litigation nationwide. However, following the Petition Date, we opted out of the nationwide settlement agreement and filed a notice in the bankruptcy proceedings rejecting that agreement. We have entered into an agreement, preliminarily approved by the Bankruptcy Court, to implement the Louisiana agreement as a pre-petition claim against MCI. A final fairness hearing is presently scheduled for December 6, 2005, but the timing and scope of the hearing may be subject to change due to the effects of Hurricane Katrina on putative class members. We accrued for our estimate to settle the pre-petition litigation as of September 30, 2005 and December 31, 2004.

State Tax. On May 6, 2005, we reached a settlement with the State of Mississippi, wherein the State of Mississippi released us from all claims related to the state tax royalty program including these claims. In exchange for this release, we agreed to, among other things: (1) pay $100 million to the State of Mississippi; (2) pay $14 million to outside counsel for the State of Mississippi on account of attorney’s fees incurred by the State; (3) pay approximately $4 million to the Children’s Justice Center of Mississippi; and (4) transfer a parcel of real property and the improvements thereon located in Jackson, Mississippi to the State of Mississippi. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding our 2003 and 2004 tax filings and the calculation of taxes therein. On May 13, 2005, the settlement was approved by the Bankruptcy Court, and we have since made the required payments pursuant to the settlement agreement and are making arrangements to transfer the parcel of real property. To provide for this settlement, we recognized an increase to income tax expense in the nine-month period ended September 30, 2005 of $104 million relating to a change in estimate for our state tax contingencies.

On October 11, 2005, the Bankruptcy Court approved a settlement reached by MCI and Alabama, Connecticut, Florida, Massachusetts, Maryland, Pennsylvania, Georgia, Missouri, Wisconsin, Michigan, Kentucky, Ohio, Arkansas, New Jersey, Iowa and the District of Columbia (collectively, the “Coalition States”) wherein the Coalition States released MCI from all claims related to the state tax royalty program. In exchange for this release, we agreed, among other things, to pay $315 million in the aggregate to the Coalition States. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding our 2003 and 2004 tax filings and the calculation of taxes therein. Also, on October 11, 2005, the Bankruptcy Court approved a separate settlement reached by MCI and the State of North Carolina wherein North Carolina released MCI from all claims related to the state tax royalty program as well as two additional tax claims. In exchange for this release, we agreed, among other things, to pay approximately $16 million to the State of North Carolina. In addition to the release of claims set forth above, the settlement also provides for the resolution of certain issues regarding our 2003 and 2004 tax filings and the calculation of taxes therein.

The only remaining unresolved claims related to the state tax royalty program are claims filed by the State of South Carolina. We are in discussions with the South Carolina Department of Revenue on these and other similar issues related to state income taxes allegedly owed by MCI and its subsidiaries.

On March 17, 2004, the Commonwealth of Massachusetts on behalf of itself and thirteen other states filed a motion to disqualify KPMG LLP (“KPMG”) from serving as our accountant, auditor and tax advisor on the grounds that KPMG is not disinterested as required by Section 327(a) of the Bankruptcy Code. We believe that the filing of this motion is merely a litigation tactic and that the motion has no merit. The Bankruptcy Court held hearings on the motion, at the conclusion of which the Bankruptcy Court took the matter under advisement. On June 30, 2004, the Bankruptcy Court denied this motion and the states have appealed the order denying the motion. The appeal has been dismissed with prejudice pursuant to the aforementioned settlement with the Coalition States.

There were no other material changes in our legal proceedings as compared to those reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC on August 30, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Dated: November 3, 2005

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