Form 10-K/A
period 2004-12-31
MCI INC
filed 2006-01-05
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2 to Form 10-K)

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement in connection with the 2005 Annual Meeting (Part III)

Explanatory Note

The purpose of this Amendment No. 2 on this Form 10-K/A to the Annual Report on Form 10-K of MCI, Inc. for the year ended December 31, 2004 is to update the Company’s disclosure related to its Internal Controls and Procedures.

The following items have been amended as a result:

•	Part II—Item 8—Consolidated Financial Statements

•	Part II—Item 9A—Controls and Procedures

•	Part II—Item 15—Exhibits and Financial Statement Schedules

In addition, this amendment includes the following exhibits:

•	Exhibit 23.1—Consent of Independent Registered Public Accounting Firm

•	Exhibit 23.2—Consent of Independent Registered Public Accounting Firm

•	Exhibit 31.1—Chief Executive Officer Certification

•	Exhibit 31.2—Chief Financial Officer Certification

•	Exhibit 32.1—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the original report on Form 10-K. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the amendment described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission including our Form 10-K/A filed on August 30, 2005.

		Page

	PART II
Item 8.	Consolidated Financial Statements	1
Item 9A.	Controls and Procedures	1

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	4
Signatures		6
Index to Consolidated Financial Statements		F-1

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K/A as described in Item 15.

ITEM 9A. CONTROLS AND PROCEDURES

1. Management’s Report on Internal Control over Financial Reporting (as Restated)

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

As part of MCI’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, MCI management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, management identified material weaknesses in the Company’s internal control over accounting for income taxes and its Federal Universal Service Fund (“FUSF”) obligations. The material weakness in internal control over accounting for income taxes related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. Since the original 2004 Form 10-K was filed on March 16, 2005, an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2004 has been identified relating to its accounting for FUSF obligations. The material weakness in internal control over accounting for FUSF obligations related to insufficient involvement, on a timely basis, of appropriately qualified personnel in determining the extent to which products are subject to FUSF contributions. These deficiencies represent material weaknesses in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes or FUSF obligations could occur and would not be prevented or detected by its internal control over financial reporting. Because of these material weaknesses in internal control over financial reporting, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by COSO.

Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the existence of the material weakness in accounting for income taxes as described above. Management has determined that the material weakness relating to internal controls over accounting for FUSF obligations described above also existed as of December 31, 2004. Accordingly, management has restated this report on internal control over financial reporting to include this additional material weakness. The financial statement impact from this internal control deficiency over accounting for FUSF obligations resulted in accounting errors that were determined to be not material to the financial statements for 2004 and prior fiscal years.

MCI’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting (as restated). This report appears on page F-4.

2. Management’s Discussion on Material Weaknesses

a) Material weakness in accounting for income taxes

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

b) Material weakness in accounting for Federal Universal Service Fund obligations

With respect to its weakness over accounting for FUSF obligations, identified in the fourth quarter of 2005, the Company has already conducted significant remediation activity in the fourth quarter of 2005 including:

•	redesign and documentation of a new and enhanced end-to-end process around FUSF obligations; and

•	required timely involvement and certification from all appropriate key personnel in determining the extent to which products are subject to FUSF contributions.

As a consequence of the material weaknesses noted above, the Company applied other procedures designed to improve the reliability of its accounting for income taxes and FUSF obligations. Based on these other procedures, management believes that the consolidated financial statements included in this report, as well as the Company’s financial statements for each quarter in 2004, as previously reported, are fairly stated in all material respects.

3. Changes in Internal Control over Financial Reporting

In 2003, MCI concluded that its internal control over financial reporting was not effective. Accordingly, the Company applied other procedures to improve the reliability of its financial reporting processes.

Significant efforts were made to establish a framework to improve our internal control over financial reporting during 2004. We committed considerable resources to the design, implementation, documentation and testing of the key internal controls of the Company. Additional efforts were required to remediate and retest certain internal control deficiencies. Management believes that these efforts have improved the Company’s internal control over financial reporting. While our internal control over financial reporting is significantly improved, management has identified certain areas (in addition to accounting for income taxes and FUSF obligations) that it believes should be further enhanced. With respect to these areas, the Company has implemented compensating controls and procedures that are designed to prevent a material misstatement of the Company’s consolidated financial statements as of December 31, 2004. Nevertheless, management intends to continue improving the Company’s internal control over financial reporting. Initiatives the Company has implemented to improve the Company’s internal control over financial reporting in 2004 include, but are not limited to the following:

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

Initiatives the Company has and will continue to implement to further enhance the Company’s internal control over financial reporting (in addition to those previously discussed relating to income taxes and FUSF obligations) include, but are not limited to, the following:

•	continue to recruit and train finance and accounting personnel;

•	automate certain controls that are currently performed manually;

•	simplify our back office systems; and

•	expand our introduction of increased security and limiting access rights to financial systems of lesser significance.

4. Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act Rules of 1934 (the Exchange Act) 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, due to the material weaknesses discussed under the heading, “Management’s Report on Internal Control over Financial Reporting (as Restated).” Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

F-9
Consolidated statements of cash flows for each of the years in the period ended December 31, 2004 (Successor), 2003 and 2002 (Predecessor)	F-10
Notes to consolidated financial statements	F-11

Exhibits

2.1		Modified Amended Second Joint Plan of Reorganization for WorldCom, Inc. (incorporated herein by reference to Exhibit 2.1 to WorldCom’s Current Report on Form 8-K dated October 31, 2003 (filed November 18, 2003))

2.2		Offer to Purchase for Cash All Outstanding Shares of Class A Common Stock of Digex, Incorporated by WorldCom, Inc., dated August 27, 2003, as amended September 23, 2003 (filed as Exhibit 99(a)(1) to WorldCom’s Schedule TO-T/A, dated September 23, 2003, and incorporated herein by reference)

2.3	*	Agreement and Plan of Merger between WorldCom, Wildcat Acquisition Corp. and Intermedia Communications Inc. dated as amended May 14, 2001 (filed as Annex A to WorldCom’s Registration Statement on Form S-4, Registration No. 333-60482 and incorporated herein by reference)

2.4		Stock Purchase Agreement dated as of March 12, 2004 between Telefonos de Mexico, S.A. de C.V., WorldCom, Inc., MCI International, Inc., MCI WORLDCOM International, Inc. and MCI WorldCom Brazil, LLC (incorporated herein by reference to Exhibit 99.2 to WorldCom’s Current Report on Form 8-K dated March 12, 2004 (filed March 18, 2004) (File No. 001-10415))

2.5		First Amendment to Stock Purchase Agreement dated as of April 7, 2004, by and among Telefonos de Mexico, S.A. de C.V., MCI, Inc., MCI International, Inc., MCI WorldCom International, Inc., and MCI WorldCom Brazil LLC (incorporated herein by reference to Exhibit 99.1 to MCI, Inc.’s Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) (File No. 001-10415))

2.6		Second Amendment, dated as of April 20, 2004, by and among Telefonos de Mexico, S.A. de C.V., MCI, Inc., MCI International, Inc., MCI WorldCom International, Inc., and MCI WorldCom Brazil LLC (incorporated herein by reference to Exhibit 99.2 to MCI, Inc.’s Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) (File No. 001-10415))

2.7		Merger Agreement dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated February 14, 2005 (filed February 17, 2005) (File No. 001-10415))

3.1		Amended and Restated Certificate of Incorporation of MCI, Inc. (incorporated herein by reference to Exhibit 3.1 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258))

3.2		Bylaws of MCI, Inc. incorporated herein by reference to Exhibit 3.2 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)

4.1		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2007 (incorporated by reference to Exhibit 4.2 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.2		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.3		Indenture between MCI, Inc., and Citibank, N.A., as trustee, dated as of April 20, 2004, for Senior Notes due 2014 (incorporated by reference to Exhibit 4.4 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))

4.4	Rights Agreement between MCI, Inc. and The Bank of New York, as Rights Agent, dated as of April 20, 2004 incorporated herein by reference to Exhibit 4.1 to MCI’s Form 8-A dated April 20, 2004 (File No. 000-11258)
4.5	Registration Rights Agreement, dated as of April 20, 2004, among MCI, Inc. and the security holders named therein (incorporated herein by reference to Exhibit 4.6 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.1	MCI, Inc. 2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.64 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.2	MCI, Inc. 2003 Management Restricted Stock Plan (incorporated herein by reference to Exhibit 10.65 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.3	MCI, Inc. Deferred Stock Unit Plan (incorporated herein by reference to Exhibit 10.66 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
*10.4	Form of Employment Agreement between MCI, Inc. and Michael Capellas (incorporated herein by reference to Exhibit 10.67 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
*10.5	Employment Agreement between MCI, Inc. and Robert T. Blakely
*10.6	Employment Agreement between MCI, Inc. and Jonathan Crane
*10.7	Employment Agreement between MCI, Inc. and Wayne E. Huyard
*10.8	Employment Agreement between MCI, Inc. and Anastasia Kelly
*10.9	Form of Employment Agreement between MCI, Inc. and Richard R. Roscitt (incorporated herein by reference to Exhibit 10.68 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.10	Supplemental Appendix to Employment Agreement of Richard R. Roscitt (incorporated herein by reference to Exhibit 10.69 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
10.11	Separation Agreement between Richard R. Roscitt and WorldCom, Inc. dated March 24, 2004 (incorporated herein by reference to Exhibit 10.70 to MCI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (filed May 10, 2004) (File No. 001-10415))
**10.12	MCI, Inc. Corporate Valuable Pay Plan, as amended and restated effective February 11, 2005
**10.13	Amendment No. 1 to the MCI, Inc. 2003 Employee Stock Purchase Plan
**10.14	Amendment No. 2 to the MCI, Inc. 2003 Employee Stock Purchase Plan
**10.15	Amendment No. 3 to the MCI, Inc. 2003 Employee Stock Purchase Plan
14.1	MCI, Inc.’s Code of Ethics and Business Conduct, “The Way We Work.” (incorporated herein by reference to Exhibit 14.1 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (filed April 29, 2004) (File No. 001-10415))
**21.1	Subsidiaries of MCI, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules/appendices to this Agreement to the SEC upon request.
**	These exhibits were filed under the original Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MCI, INC.
/S/ ROBERT T. BLAKELY
Robert T. Blakely
Executive Vice President and Chief Financial Officer

Date: January 5, 2006

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, except as to the second, third and fourth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), which are as of January 5, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

March 15, 2005, except for paragraphs 8 and 11 of

Note 17 as to which the date is June 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MCI, Inc.:

We have audited management’s restated assessment, included in Management’s Report on Internal Control over Financial Reporting (as restated) at Item 9A.1., that MCI, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment (as restated) that the Company’s controls and procedures over accounting for income taxes and Federal Universal Service Fund (FUSF) obligations were ineffective, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified that the Company had a material weakness in its internal control over accounting for income taxes due to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. Since the Company’s original 2004 Form 10-K was filed on March 16, 2005, an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2004 has been identified relating to its accounting for FUSF obligations. The material weakness in internal control over accounting for FUSF obligations related to insufficient involvement, on a timely basis, of appropriately qualified personnel in determining the extent to which products are subject to FUSF contributions. Because of these deficiencies, there is more than a remote likelihood that a material misstatement in the

Company’s annual or interim financial statements due to errors in accounting for income taxes or FUSF contributions could occur and not be prevented or detected by its internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCI, Inc. and subsidiaries as of December 31, 2004 and 2003 (Successor Company), and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive (loss) income, and cash flows for the years ended December 31, 2004 (Successor Company), and 2003 and 2002 (Predecessor Company) (collectively, the Company). The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, except for paragraphs 8 and 11 of Note 17, as to which the date is June 21, 2005, which expressed a qualified opinion on those consolidated financial statements due to the absence of earnings per share information for 2003 and 2002.

In our opinion, management’s restated assessment that MCI, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weakness in accounting for income taxes described above. Management has determined that the material weakness relating to internal controls over accounting for FUSF obligations described above also existed as of December 31, 2004. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.

We do not express an opinion or any other form of assurance on Management’s Discussion on Material Weaknesses at Item 9A.2. or other matters included at Items 9A.3., 4., and 5.

KPMG LLP

McLean, Virginia

March 15, 2005 except as to the

second, third and fourth paragraphs

of Management’s Report on Internal Control Over Financial

Reporting (as restated), which are as of January 5, 2006

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