Form 10-Q/A
period 2005-03-31
MCI INC
filed 2006-01-05
CIK 723527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2 to Form 10-Q)

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

Explanatory Note

The purpose of this Amendment No. 2 on this Form 10-Q/A to the original Report on Form 10-Q of MCI, Inc. for the quarterly period ending March 31, 2005 is to restate the Company’s condensed consolidated financial statements for the three-month period ended March 31, 2005 and related disclosures as described in Note 3 to the condensed consolidated financial statements. Additionally, other Items as listed below are being amended to reflect the condensed consolidated financial statements restatement.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q, including Amendment No. 1 filed on August 30, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following Items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements

•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4 - Control and Procedures

Description of Restatement

Commencing in the third quarter of 2005, the Company undertook a comprehensive review of its contributions to the Federal Universal Service Fund. As a result of this review, in the fourth quarter of 2005, the Company determined that previously issued consolidated financial statements included an error related to these contributions for the years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. The Company determined that the 2003 and 2004 historical financial statements were not materially misstated as a result of such error and that restatement of previously issued condensed consolidated financial statements for the first three quarters of 2005 was appropriate. In light of this restatement, the amended condensed consolidated financial statements and related financial information for the first three quarters of 2005 should be read in place of the Form 10-Q documents previously filed with the Securities and Exchange Commission. Amounts related to periods prior to December 31, 2004 aggregated $35 million and will be adjusted through operations in the Company’s fourth quarter 2005 financial results.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
Revenues	$4,789	$5,418
Operating expenses:
Access costs	2,563	2,902
Costs of services and products (excluding depreciation and amortization included below of $241 and $394 in the three-month periods ended March 31, 2005 and 2004, respectively)	609	662
Selling, general and administrative	1,193	1,603
Depreciation and amortization	328	521

Total operating expenses	4,693	5,688

Operating income (loss)	96	(270)
Other (expense) income, net:
Interest expense	(120)	(100)
Miscellaneous income, net	33	8

Income (loss) from continuing operations before income taxes	9	(362)
Income tax expense	119	24

Loss from continuing operations	(110)	(386)
Net income (loss) from discontinued operations	89	(2)

Net loss	$(21)	$(388)

Basic and diluted (loss) income per share:
Continuing operations	$(0.34)	$(1.18)
Discontinued operations	0.27	(0.01)

Loss per share	$(0.07)	$(1.19)

Basic and diluted shares used in calculation	320.8	326.3

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	As of March 31, 2005	As of December 31, 2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,529	$4,449
Marketable securities	1,909	1,055
Accounts receivable, net of allowance for doubtful accounts of $653 for 2005 and $729 for 2004	2,725	2,855
Other current assets	673	724
Assets held for sale	—	10

Total current assets	8,836	9,093
Property, plant and equipment, net	6,183	6,259
Intangible assets, net	1,036	991
Deferred income taxes	456	456
Other assets	250	261

	$16,761	$17,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585	$784
Accrued access costs	1,449	1,491
Current portion of long-term debt	22	24
Accrued interest	211	93
Deferred income taxes	598	598
Other current liabilities	3,205	3,198
Liabilities of assets held for sale	—	15

Total current liabilities	6,070	6,203
Long-term debt, excluding current portion	5,900	5,909
Deferred income taxes	18	18
Other liabilities	670	700
Commitments and contingencies (Note 13)
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000 shares; issued and outstanding: 324,964,709 shares for 2005 and 319,557,905 shares for 2004	3	3
Additional paid-in capital	8,327	8,365
Deferred stock-based compensation	(172)	(114)
Accumulated deficit	(4,023)	(4,002)
Accumulated other comprehensive loss	(32)	(22)

Total shareholders’ equity	4,103	4,230

	$16,761	$17,060

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
OPERATING ACTIVITIES
Net loss	$(21)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	328	521
Net realized loss (gain) on sale of investments	5	(4)
Gain on disposal of discontinued operations	(88)	—
Bad debt provision	117	208
Amortization of debt discount	—	96
Other	23	72
Changes in assets and liabilities:
Accounts receivable	13	72
Other current assets	(40)	(51)
Non current assets	13	(10)
Accounts payable and accrued access costs	(203)	40
Other current liabilities	161	50
Other liabilities	(15)	(18)

Net cash provided by operating activities	293	588
INVESTING ACTIVITIES
Additions to property, plant and equipment	(228)	(182)
Proceeds from sale of property, plant and equipment	1	2
Purchases of marketable securities	(1,245)	—
Proceeds from sale of marketable securities	410	1
Proceeds from disposition of assets and assets held for sale	81	35
Cash paid for acquisitions, net of cash received	(106)	—
Deposit on sale of Embratel	—	20

Net cash used in investing activities	(1,087)	(124)
FINANCING ACTIVITIES
Principal repayments on debt	(11)	(18)
Dividends paid on common stock	(130)	—
Cash restricted for letters of credit	(5)	—
Other	20	(71)

Net cash used in financing activities	(126)	(89)

Net change in cash and cash equivalents	(920)	375
Net change in cash and cash equivalents from discontinued operations	—	(225)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,449	6,178

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,529	$6,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$18	$1
Cash paid for interest, net of amounts capitalized	1	32

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

In March 2004, the Company realigned its operations into three new business segments and began operating under these segments in the second quarter of 2004. However, the results of operations for the three-month period ended March 31, 2004 have been presented herein in the new business segment structure for comparability to 2005 segment information (see Note 14). Effective with the realignment, the Company’s business segments are as follows:

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

Commencing in the third quarter of 2005, the Company undertook a comprehensive review of its contributions to the Federal Universal Service Fund (“FUSF”). As a result of this review, the Company determined that previously issued consolidated financial statements included an error related to these

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions for the fiscal years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. The Company determined that the amount related to periods prior to December 31, 2004 was not material to those previously issued consolidated financial statements and as such, will record the cumulative adjustment amount as of December 31, 2004 in its fourth quarter 2005 financial results. The restated condensed consolidated financial statements contained herein for the three-month period ended March 31, 2005 include the correction of such error with respect to amounts during such period (see Note 3).

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on January 5, 2006 and the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2006.

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

If the Company had adopted the fair value method of accounting for the ESPP, stock-based compensation would have been determined based on the fair value for all stock-based awards on the date of grant. Fair value of stock-based compensation of $3 million for the ESPP was estimated using the Black-Scholes option-pricing model and the following assumptions: volatility of 38%, risk-free interest rate of 1.41%, 0.49 year expected life and dividend yield of 7.94%. The Company’s MRSP was not included in the Black-Scholes calculation as the fair value of the compensation expense has been expensed in the Company’s condensed consolidated statement of operations since it was initiated in 2004.

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net loss for the three-month period ended March 31, 2005 would have been as follows (in millions, except per share amounts):

Three-Month Period Ended March 31, 2005
(Restated)
Net loss, as reported	$(21)
Add: Stock-based employee compensation expense included in reported net loss	14
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(17)

Net loss, pro forma	$(24)

Basic and diluted loss per share:
As reported	$(0.07)
Pro forma	(0.07)

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

(3) Restatement of Previously Issued Financial Statements

Commencing in the third quarter of 2005, the Company undertook a comprehensive review of its contributions to the FUSF. In December 2005, the Company determined there was an error related to these contributions for the fiscal years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. The Company promptly notified KPMG LLP, the Company’s Registered Public Accounting Firm, that the 2003 and 2004 historical consolidated financial statements were not materially misstated as a result of such error and that restatement of previously issued condensed consolidated financial statements for the first three quarters of 2005 was appropriate. Amounts related to periods prior to December 31, 2004 aggregated $35 million and will be adjusted through operations in the Company’s fourth quarter 2005 financial results.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has restated its previously reported condensed consolidated financial statements for the first three quarters of 2005. The restatement adjustments resulted in a cumulative net reduction in shareholders’ equity of $19 million as of March 31, 2005 and an increase in previously reported net loss of $19 million for the three-month period ended March 31, 2005. Except as otherwise specified, all information presented in the condensed consolidated financial statements and the related notes include all such restatements.

Statements of Operations Impact

During the review of contributions to the FUSF, the Company identified certain obligations for which it should have submitted additional payments to the FUSF. These obligations include those related to its frame relay services, private line services, local loop services used in providing Internet access services, certain components of its Managed Services products, certain revenue surcharges and certain wholesale customers not eligible for FUSF exclusion. Additionally, the Company determined it had made excess contributions to the FUSF related to certain revenues that both originated and terminated internationally, and thus are not subject to the FUSF.

The following table sets forth the effects of the restatement adjustments on (i) operating income and (ii) net loss in the condensed consolidated statement of operations for the three-month period ended March 31, 2005 (in millions, except per share amounts):

	Three-Month Period Ended March 31, 2005
	Operating Income	Net Loss
Previously reported	$115	$(2)
Adjustment	(19)	(19)

As restated	$96	$(21)

Loss per share:
Basic and diluted—previously reported		$(0.01)
as restated		(0.07)

In the fourth quarter of 2005, the Company will record an additional adjustment to correct the $35 million cumulative impact on shareholders’ equity discussed above and properly state impacted balance sheet accounts. Had such adjustment been recorded as of the beginning of the period, accrued access costs would have been $149 million higher, and net property, plant and equipment and intangible assets would have been $114 million higher. Additionally, depreciation expense for the first quarter would have been $8 million higher resulting in a reduction in operating income and net loss of $8 million.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Impact

In addition to the effects on the Company’s condensed consolidated statement of operations discussed above, the restatement impacted the Company’s condensed consolidated balance sheet as of March 31, 2005. The following table sets forth the effects of the restatement adjustments on the Company’s condensed consolidated balance sheet as of March 31, 2005 (in millions):

	As of March 31, 2005
	Previously Reported	As Restated
Other current liabilities	$3,186	$3,205
Accumulated deficit	(4,004)	(4,023)

Cash Flow Impact

There was no impact as a result of the restatement to cash flows for the three-month period ended March 31, 2005.

(4) Business Combination

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(6) Loss per Share

The Company adopted a new capital structure upon the adoption of fresh-start reporting. On the Emergence Date, the Company issued approximately 315 million shares of new MCI common stock, which included approximately 8.6 million shares of restricted stock. Under fresh-start reporting, these shares were reflected as outstanding as of December 31, 2003. In addition, on the Emergence Date, the Company expected to issue 20 million additional shares pursuant to the Plan to unsecured creditors, which were not reflected as outstanding at December 31, 2003, however all conditions of distribution had been met. These shares were considered contingently issuable under SFAS No. 128, “Earnings per Share,” and were included in the weighted average common shares outstanding for the three-month period ended March 31, 2004. The amount of contingently issuable shares was reduced during 2004 primarily by shares issued from the settlement of creditor claims and changes in estimates. During the three-month period ended March 31, 2005, share issuances reduced the amount of contingently issuable shares to approximately 4.7 million as of March 31, 2005.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations of basic and diluted loss per share for the three-month periods ended March 31, 2005 and 2004 are as follows (in millions, except per share amounts):

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
Net (loss) income
Continuing operations	$(110)	$(386)
Discontinued operations	89	(2)

Net loss	$(21)	$(388)

Weighted average common shares outstanding
Weighted average common shares outstanding	322.6	314.9
Add: Weighted average shares contingently issuable to unsecured creditors	4.9	20.0
Less: Weighted average unvested restricted stock(1)	(6.7)	(8.6)

Weighted average common shares outstanding used in basic calculation	320.8	326.3

Add: Weighted average unvested restricted stock(2)	—	—

Weighted average common shares outstanding used in diluted calculation	320.8	326.3

Basic and diluted (loss) income per share:
Continuing operations	$(0.34)	$(1.18)
Discontinued operations	0.27	(0.01)

Loss per share	$(0.07)	$(1.19)

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic loss per share.

(2)	Calculation of diluted shares excludes the unvested shares of restricted stock and the unissued shares related to the ESPP that would be anti-dilutive.

(7) Debt

Debt consisted of the following as of March 31, 2005 and December 31, 2004 (in millions):

	As of March 31, 2005	As of December 31, 2004
6.908% Senior Notes Due 2007	$1,983	$1,983
7.688% Senior Notes Due 2009	1,983	1,983
8.735% Senior Notes Due 2014	1,699	1,699
Capital leases and other (maturing through 2023)	257	268

Total	5,922	5,933
Less: current portion	22	24

Long-term portion	$5,900	$5,909

Senior Notes Due 2007, 2009 and 2014

Pursuant to the Plan, the Company issued approximately $2.0 billion principal amount of Senior Notes due 2007 (the “2007 Senior Notes”), approximately $2.0 billion principal amount of Senior Notes due 2009 (the

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(8) Comprehensive Loss

Comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains on available-for-sale securities. The following table sets forth the changes in comprehensive loss (in millions):

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
Net loss	$(21)	$(388)
Other comprehensive (loss) income
Foreign currency translation adjustments	(4)	(13)
Reclassification of foreign currency translation gains included in net loss	1	—
Unrealized loss on available-for-sale securities	(7)	—

Total comprehensive loss	$(31)	$(401)

(9) Severance and Restructuring Programs

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

(10) Discontinued Operations and Assets Held for Sale

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(14) Business Segment Information

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

	Three-Month Period Ended March 31, 2005 (Restated)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$453	$1,496	$954	$2,903
Data	546	363	337	1,246
Internet	158	191	291	640

Total revenues	1,157	2,050	1,582	4,789
Costs of sales and services	762	1,175	1,235	3,172
Selling, general and administrative expenses	271	625	297	1,193
Depreciation and amortization expenses	78	146	104	328

Operating income (loss)	$46	$104	$(54)	96

Interest expense				(120)
Miscellaneous income				33

Income from continuing operations before income taxes				$9

	Three-Month Period Ended March 31, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$457	$1,780	$1,130	$3,367
Data	563	418	382	1,363
Internet	174	183	331	688

Total revenues	1,194	2,381	1,843	5,418
Costs of sales and services	780	1,331	1,453	3,564
Selling, general and administrative expenses	307	903	393	1,603
Depreciation and amortization expenses	134	205	182	521

Operating loss	$(27)	$(58)	$(185)	(270)

Interest expense				(100)
Miscellaneous income				8

Loss from continuing operations before income taxes				$(362)

(15) Subsequent Events

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

On May 6, 2005, the Company reached a settlement with the State of Mississippi related to certain state tax matters. See Note 13, “Commitments and Contingencies”, for additional information.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes provided in Part 1, Item 1 herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission (“SEC”) on January 5, 2006 and our Current Report on Form 8-K filed with the SEC on January 5, 2006.

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

Restatement of Previously Issued Financial Statements

Commencing in the third quarter of 2005, we undertook a comprehensive review of our contributions to the Federal Universal Service Fund (“FUSF”). In December 2005, we determined there was an error related to these contributions for the fiscal years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. We promptly notified KPMG LLP, our Registered Public Accounting Firm, that the 2003 and 2004 historical consolidated financial statements were not materially misstated as a result of such error and that restatement of previously issued condensed consolidated financial statements for the first three quarters of 2005 was appropriate. Amounts related to periods prior to December 31, 2004 aggregated $35 million and will be adjusted through operations in our fourth quarter 2005 financial results.

We have restated our previously reported condensed consolidated financial statements for the first three quarters of 2005. The restatement adjustments resulted in a cumulative net reduction in shareholders’ equity of $19 million as of March 31, 2005 and an increase in previously reported net loss of $19 million for the three-month period ended March 31, 2005. Except as otherwise specified, all information presented in the condensed consolidated financial statements and the related notes include all such restatements.

Statements of Operations Impact

During the review of contributions to the FUSF, we identified certain obligations for which we should have submitted additional payments to the FUSF. These obligations include those related to its frame relay services, private line services, local loop services used in providing Internet access services, certain components of its

Managed Services products, certain revenue surcharges and certain wholesale customers not eligible for FUSF exclusion. Additionally, we determined we had made excess contributions to the FUSF related to certain revenues that both originated and terminated internationally, and thus are not subject to the FUSF.

The following table sets forth the effects of the restatement adjustments on (i) operating income and (ii) net loss in the condensed consolidated statement of operations for the three-month period ended March 31, 2005 (in millions, except per share amounts):

	Three-Month Period Ended March 31, 2005
	Operating Income	Net Loss
Previously reported	$115	$(2)
Adjustment	(19)	(19)

As restated	$96	$(21)

Loss per share:
Basic and diluted—previously reported		$(0.01)
as restated		(0.07)

In the fourth quarter of 2005, we will record an additional adjustment to correct the $35 million cumulative impact on shareholders’ equity discussed above and properly state impacted balance sheet accounts. Had such adjustment been recorded as of the beginning of the period, accrued access costs would have been $149 million higher, and net property, plant and equipment and intangible assets would have been $114 million higher. Additionally, depreciation expense for the first quarter would have been $8 million higher resulting in a reduction in operating income and net loss of $8 million.

Balance Sheet Impact

In addition to the effects on our condensed consolidated statement of operations discussed above, the restatement impacted our condensed consolidated balance sheet as of March 31, 2005. The following table sets forth the effects of the restatement adjustments on our condensed consolidated balance sheet as of March 31, 2005 (in millions):

	As of March 31, 2005
	Previously Reported	As Restated
Other current liabilities	$3,186	$3,205
Accumulated deficit	(4,004)	(4,023)

Cash Flow Impact

There was no impact as a result of the restatement to cash flows for the three-month period ended March 31, 2005.

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

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations (in millions):

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
Revenues
Voice	$2,903	$3,367
Data	1,246	1,363
Internet	640	688

Total revenues	4,789	5,418
Operating expenses:
Access costs	2,563	2,902
Costs of services and products (excluding depreciation and amortization included below of $241 and $394 in the three-month periods ended March 31, 2005 and 2004, respectively)	609	662
Selling, general and administrative	1,193	1,603
Depreciation and amortization	328	521

Total operating expenses	4,693	5,688

Operating income (loss)	96	(270)
Other (expense) income, net:
Interest expense	(120)	(100)
Miscellaneous income, net	33	8

Income (loss) from continuing operations before income taxes	9	(362)
Income tax expense	119	24

Loss from continuing operations	(110)	(386)
Net income (loss) from discontinued operations	89	(2)

Net loss	$(21)	$(388)

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

Operating expenses.

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the FUSF which are paid to a government-established agency, passed on to our customers and included in our revenues. Access costs as a percentage of total revenues were 54% for each of the three-month periods ended March 31, 2005 and 2004.

The decrease in access costs of $339 million during the three-month period ended March 31, 2005 as compared to the same prior year period was driven in part by a 13% decrease in domestic long distance volumes and decreased outbound international volumes of 8%, offset by an increase of 2% in international traffic volumes outside of the U.S. We continued to experience growth in data and Internet circuit installs in the three-month period ended March 31, 2005, although associated access costs have declined by approximately $84 million as compared to the same prior year period. Access cost reductions in the first quarter of 2005 were achieved by reducing special access circuit mileage costs, converting switched and dedicated traffic to our own network facilities, and by optimizing our international network. These cost saving initiatives were integral in reducing the average transmission costs per circuit from 2004 levels. Included in our access costs was an increase of approximately $31 million attributable to changes in foreign currency exchange rates as compared to an increase of approximately $86 million in the same prior year period. Local services access costs increased by $9 million during the three-month period ended March 31, 2005 as compared to the same prior year period as a result of increased UNE-P rates from Public Utility Commissions (“PUC”) and new commercial agreements. These cost increases were partially offset by a decrease of $7 million during the three-month period ended March 31, 2005 as compared to the same prior year period from declining customer volumes.

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

Operating income (loss). For the three-month period ended March 31, 2005, our operating income of $96 million on revenues of $4.8 billion was an increase of $366 million from an operating loss of $270 million on revenues of $5.4 billion for the same prior year period. The increase in profitability was primarily due to a decrease of 17% in our operating expenses, as discussed above, which more than offset the 12% decline in our revenues. Although revenue was positively impacted in the first quarter of 2005 and 2004 as a result of changes in foreign currency exchange rates, we experienced an offsetting increase in operating expenses and as such, fluctuations in foreign currency rates did not materially impact operating income during the first quarter of 2005 or 2004.

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

Net loss. For the three-month period ended March 31, 2005, our net loss was $21 million, an improvement of $367 million from a net loss of $388 million for the same prior year period. This change primarily resulted from a $366 million improvement from our 2004 operating loss of $270 million and income of $89 million in the three-month period ended March 31, 2005 from discontinued operations as compared to a loss in the same prior year period of $2 million. These increases were offset by a $95 million increase in income tax expense in three-month period ended March 31, 2005.

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

For the three-month periods ended March 31, 2005 and 2004, the operating income (loss) of our Enterprise Markets segment was as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
Revenues:
Voice	$453	$457
Data	546	563
Internet	158	174

Total revenues	1,157	1,194
Costs of sales and services	762	780
Selling, general and administrative	271	307
Depreciation and amortization	78	134

Operating income (loss)	$46	$(27)

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

Costs of sales and services. Costs of sales and services were 66% of segment revenues for the three-month periods ended March 31, 2005 and 2004. Actual expenses decreased by $18 million during the three-month period ended March 31, 2005, primarily due to access cost rate and volume declines.

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

Operating income (loss). For the three-month period ended March 31, 2005, Enterprise Markets had operating income of $46 million as compared to an operating loss of $27 million for the three-month period ended March 31, 2004. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to our cost-cutting measures that were partially offset by lower revenues.

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

For the three-month periods ended March 31, 2005 and 2004, the operating income (loss) of our U.S. Sales & Service segment was as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
Revenues:
Voice	$1,496	$1,780
Data	363	418
Internet	191	183

Total revenues	2,050	2,381
Costs of sales and services	1,175	1,331
Selling, general and administrative	625	903
Depreciation and amortization	146	205

Operating income (loss)	$104	$(58)

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

Costs of sales and services. Costs of sales and services were 57% and 56% of segment revenues for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in costs as a percentage of revenues was primarily related to rate erosion. Actual expenses decreased by $156 million for the three-month period ended March 31, 2005 as compared to the same prior year period due to lower volumes.

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

Operating income (loss). For the three-month period ended March 31, 2005, U.S. Sales & Service had operating income of $104 million as compared to an operating loss of $58 million in the same prior year period. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to our cost-cutting measures that were partially offset by lower revenues.

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

For the three-month periods ended March 31, 2005 and 2004, the operating loss of our International & Wholesale Markets segment was as follows (in millions):

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
Revenues:
Voice	$954	$1,130
Data	337	382
Internet	291	331

Total revenues	1,582	1,843
Costs of sales and services	1,235	1,453
Selling, general and administrative	297	393
Depreciation and amortization	104	182

Operating loss	$(54)	$(185)

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

Costs of sales and services. Costs of sales and services were 78% and 79% of segment revenues for the three-month periods ended March 31, 2005 and 2004, respectively. Actual expenses decreased by $218 million during the three-month period ended March 31, 2005 as compared to the same period in the prior year primarily due to lower volumes. Wholesale access costs increased as a percentage of segment revenues due to changes in the product mix. Reducing the high cost of International access continued to be challenging in the first quarter of 2005, as we continued to rely on dominant, incumbent carriers for local loop access. Our costs also decreased during the first quarter of 2005 as we began to experience the benefit of our 2004 force reductions. International costs were also affected by changes in foreign currency exchange rates that increased U.S. dollar equivalent costs by approximately $28 million for the three-month period ended March 31, 2005.

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

Operating loss. For the three-month period ended March 31, 2005, International & Wholesale Markets reduced its operating loss to $54 million as compared to $185 million for the same prior year period. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to our cost-cutting measures that were partially offset by lower revenues.

Financial Condition

The following table sets forth the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of March 31, 2005	As of December 31, 2004
	(Restated)
Assets:
Cash and cash equivalents	$3,529	$4,449
Marketable securities	1,909	1,055
Other current assets	3,398	3,589
Long-term assets	7,925	7,967

	$16,761	$17,060

Liabilities and Shareholders’ Equity:
Current liabilities	$6,070	$6,203
Long-term debt, excluding current portion	5,900	5,909
Other long-term liabilities	688	718
Shareholders’ equity	4,103	4,230

	$16,761	$17,060

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

Current liabilities. Current liabilities decreased by $133 million from December 31, 2004, due to a decrease in accounts payable and accrued access costs of $199 million and $42 million, respectively, primarily due to the payment of pre-petition claim settlements, and the timing of payments for state and local taxes and other operating expenses. Deferred revenue decreased by $41 million due to timing of recognition. Additionally, we made payments of $34 million and $53 million on other taxes and accounting fees, respectively, net of additional accruals. These decreases were partially offset by the accrual of $118 million for interest and an increase of $125 million in our estimate of amounts due for income taxes.

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

Net Cash Flows Provided by Operating Activities

For the three-month periods ended March 31, 2005 and 2004, net cash provided by operating activities was $293 million and $588 million, respectively, and was comprised of the following (in millions):

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
OPERATING ACTIVITIES
Net loss	$(21)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	328	521
Net realized loss (gain) on sale of investments	5	(4)
Gain on disposal of discontinued operations	(88)	—
Bad debt provision	117	208
Amortization of debt discount	—	96
Other	23	72
Changes in assets and liabilities:
Accounts receivable	13	72
Other current assets	(40)	(51)
Non current assets	13	(10)
Accounts payable and accrued access costs	(203)	40
Other current liabilities	161	50
Other liabilities	(15)	(18)

Net cash provided by operating activities	$293	$588

Further, the following table identifies significant net changes in our working capital during the three-month periods ended March 31, 2005 and 2004 (in millions):

	Three-Month Period Ended March 31,
	2005	2004
	(Restated)
Cash Provided By (Used In):
Accounts receivable
Decrease in net accounts receivable	$130	$280
Increase in allowance for doubtful accounts for the effect of bad debt provision	(117)	(208)

Decrease in accounts receivable	13	72
Other current assets
Decrease in non-trade receivables	7	40
Increase in prepaid expenses	(45)	(90)
Other increases	(2)	(1)

Increase in other current assets	(40)	(51)
Decrease (increase) in non current assets	13	(10)

Total (increase) decrease in assets	$(14)	$11

Accounts payable and accrued access costs
Decrease in accounts payable	$(186)	$(299)
(Decrease) increase in accrued access costs	(17)	339

(Decrease) increase in accounts payable and accrued access costs	(203)	40
Other current liabilities
Increase in accrued interest	118	—
Increase (decrease) in income taxes payable and accrued other taxes	103	(43)
(Decrease) increase in accrued salaries and bonuses	(24)	12
Decrease in accrued reorganization liabilities	(15)	(18)
Decrease in advance billings and deferred revenue	(41)	(142)
Other increases	20	241

Increase in other current liabilities	161	50
Decrease in other liabilities	(15)	(18)

Total (decrease) increase in liabilities	$(57)	$72

For the three-month period ended March 31, 2005, we generated $293 million in cash from operations. We had a net loss of $21 million, which included non-cash charges for depreciation and amortization of $328 million and a bad debt provision of $117 million. Cash from operations was negatively affected by reductions in our liabilities of $57 million. Additionally, lower levels of cash from operations for the three-month period ended March 31, 2005 as compared to the same prior year period was due principally to lower revenues that were not fully offset by reductions in operating expenses.

Our liabilities decreased $57 million during the three-month period ended March 31, 2005 primarily due to a decrease in our accounts payable and accrued access costs of $203 million from reductions in expenses and timing of payments (including pre-petition claims). Force reductions and timing of compensation payments lowered accruals for compensation expense by $24 million and lower revenues decreased our deferred revenues by $41 million. These decreases were partially offset by an increase in accrued interest of $118 million primarily due to interest on our Senior Notes issued in April 2004 and $103 million in additional accruals for tax contingencies.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005, due to material weaknesses in the Company’s internal control over accounting for income taxes and its Federal Universal Service Fund (“FUSF”) obligations. The material weakness in internal control over accounting for income taxes related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. Since the original Form 10-Q for the quarterly period ending March 31, 2005 was filed on May 9, 2005, and as disclosed in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004, an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2004 has been identified relating to its accounting for FUSF obligations. The material weakness in internal control over accounting for FUSF obligations related to insufficient involvement, on a timely basis, of appropriately qualified personnel in determining the extent to which products are subject to FUSF contributions. These deficiencies represent material weaknesses in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes or FUSF obligations could occur and would not be prevented or detected by its internal control over financial reporting.

2. Changes in Internal Control over Financial Reporting

With respect to its weakness over accounting for income taxes, previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company has conducted, and will continue to conduct, significant remediation activity including:

•	the hiring, in March 2005, of a new Vice President of Tax;

•	the reorganization of the Tax Department;

•	use of third party tax service providers for the more complex areas of the Company’s income tax accounting during 2004, which usage continued throughout 2005; and

•	increased formality and rigor of controls and procedures over accounting for income taxes by updating process documentation and implementation of more detailed procedures and levels of review.

With respect to its weakness over accounting for FUSF obligations, identified in the fourth quarter of 2005, the Company has already conducted significant remediation activity during the fourth quarter of 2005 including:

•	redesign and documentation of a new and enhanced end-to-end process around FUSF; and

•	required timely involvement and certification from all appropriate key personnel in determining the extent to which products are subject to FUSF contributions.

These remediation efforts have changed our internal control over financial reporting in a manner that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the accounting for income tax and FUSF weaknesses were remediated in the fourth quarter of 2005. Verification, however, of the effectiveness of this remediation will require year end testing which will occur during the preparation of the Company’s 2005 consolidated financial statements.

As a consequence of the weaknesses noted above, the Company applied other procedures, principally manual checks and additional levels of reviews, designed to improve the reliability of its accounting. Based on these other procedures, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.

Other than the efforts taken as described above and the improvements resulting there from, there were no other changes in our internal control over financial reporting or other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized to sign.

MCI, INC.

By:	/S/ ROBERT T. BLAKELY
Robert T. Blakely Executive Vice President and Chief Financial Officer

Dated: January 5, 2006