Form 10-Q/A
period 2005-06-30
MCI INC
filed 2006-01-05
CIK 723527

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

Explanatory Note

The purpose of this Amendment on this Form 10-Q/A to the original Report on Form 10-Q of MCI, Inc. for the quarterly period ending June 30, 2005 is to restate the Company’s condensed consolidated financial statements for each of the three and six-month periods ended June 30, 2005 and related disclosures as described in Note 3 to the condensed consolidated financial statements. Additionally, other Items as listed below are being amended to reflect the condensed consolidated financial statements restatement.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following Items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements

•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4 - Controls and Procedures

Description of Restatement

Commencing in the third quarter of 2005, the Company undertook a comprehensive review of its contributions to the Federal Universal Service Fund. As a result of this review, in the fourth quarter of 2005, the Company determined that previously issued consolidated financial statements included an error related to these contributions for the years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. The Company determined that the 2003 and 2004 historical financial statements were not materially misstated as a result of such error and that restatement of previously issued quarterly condensed consolidated financial statements for the first three quarters of 2005 was appropriate. In light of this restatement, the amended condensed consolidated financial statements and related financial information for the first three quarters of 2005 should be read in place of the Form 10-Q documents previously filed with the Securities and Exchange Commission. Amounts related to periods prior to December 31, 2004 aggregated $35 million and will be adjusted through operations in the Company’s fourth quarter 2005 financial results.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues	$4,683	$5,222	$9,472	$10,640
Operating expenses:
Access costs	2,529	2,674	5,092	5,576
Costs of services and products (excluding depreciation and amortization included below of $244 and $445 in the three-month periods ended June 30, 2005 and 2004, respectively, and $485 and $839 in the six-month periods ended June 30, 2005 and 2004, respectively)	616	624	1,225	1,286
Selling, general and administrative	1,169	1,318	2,362	2,921
Depreciation and amortization	325	569	653	1,090

Total operating expenses	4,639	5,185	9,332	10,873

Operating income (loss)	44	37	140	(233)
Other (expense) income, net:
Interest expense	(116)	(95)	(236)	(195)
Miscellaneous income, net	98	17	131	25

Income (loss) from continuing operations before income taxes	26	(41)	35	(403)
Income tax (benefit) expense	(24)	29	95	53

Income (loss) from continuing operations	50	(70)	(60)	(456)
(Loss) income from discontinued operations, net of tax	(3)	(1)	86	(3)

Net income (loss)	$47	$(71)	$26	$(459)

Basic income (loss) per share:
Continuing operations	$0.16	$(0.22)	$(0.18)	$(1.41)
Discontinued operations	(0.01)	0.00	0.26	(0.01)

Basic income (loss) per share	$0.15	$(0.22)	$0.08	$(1.42)

Diluted income (loss) per share:
Continuing operations	$0.15	$(0.22)	$(0.18)	$(1.41)
Discontinued operations	(0.01)	0.00	0.26	(0.01)

Diluted income (loss) per share	$0.14	$(0.22)	$0.08	$(1.42)

Basic shares used in calculation	321.3	318.9	321.1	322.6
Diluted shares used in calculation	329.4	318.9	328.5	322.6

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	As of June 30, 2005	As of December 31, 2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,089	$4,449
Marketable securities	1,244	1,055
Accounts receivable, net of allowance for doubtful accounts of $577 for 2005 and $729 for 2004	2,586	2,855
Other current assets	690	724
Assets held for sale	—	10

Total current assets	8,609	9,093
Property, plant and equipment, net of accumulated depreciation of $1,101 for 2005 and $512 for 2004	6,119	6,259
Investments	19	116
Intangible assets, net of accumulated amortization of $140 for 2005 and $59 for 2004	982	991
Other assets	608	601

	$16,337	$17,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$614	$784
Accrued access costs	1,202	1,491
Current portion of long-term debt	22	24
Accrued interest	110	93
Other current liabilities	3,651	3,796
Liabilities of assets held for sale	—	15

Total current liabilities	5,599	6,203
Long-term debt, excluding current portion	5,893	5,909
Other liabilities	674	718
Commitments and contingencies (Note 14)
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000 shares; issued and outstanding: 325,459,235 shares for 2005 and 319,557,905 shares for 2004	3	3
Additional paid-in capital	8,324	8,365
Deferred stock-based compensation	(152)	(114)
Accumulated deficit	(3,976)	(4,002)
Accumulated other comprehensive loss	(28)	(22)

Total shareholders’ equity	4,171	4,230

	$16,337	$17,060

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six-Month Period Ended June 30,
	2005	2004
	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$26	$(459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	653	1,090
Net realized gain on sale of investments	(32)	—
Gain on disposal of discontinued operations	(86)	—
Bad debt provision	206	362
Amortization of debt discount	—	114
Other	61	16
Changes in assets and liabilities:
Accounts receivable	67	361
Other current assets	38	35
Non current assets	12	(51)
Accounts payable and accrued access costs	(416)	(514)
Other current liabilities	(191)	(773)
Other liabilities	5	(25)

Net cash provided by operating activities	343	156
INVESTING ACTIVITIES
Additions to property, plant and equipment	(543)	(416)
Proceeds from sale of property, plant and equipment and intangible assets	70	13
Purchases of marketable securities	(1,861)	—
Proceeds from sale of marketable securities and investments	1,691	—
Proceeds from sale of an equity investment and assets held for sale	181	179
Cash paid for acquisitions, net of cash received	(118)	—
Deposit on sale of Embratel	—	50
Other	4	—

Net cash used in investing activities	(576)	(174)
FINANCING ACTIVITIES
Principal repayments on debt	(18)	(24)
Dividends paid on common stock	(130)	—
Cash restricted for letters of credit	3	(120)
Other	18	—

Net cash used in financing activities	(127)	(144)

Net change in cash and cash equivalents	(360)	(162)
Net change in cash and cash equivalents from discontinued operations	—	(607)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,449	6,178

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,089	$5,409

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$175	$21
Cash paid for interest, net of amounts capitalized	221	22

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

Commencing in the third quarter of 2005, the Company undertook a comprehensive review of its contributions to the Federal Universal Service Fund (“FUSF”). As a result of this review, the Company determined that previously issued consolidated financial statements included an error related to these contributions for the fiscal years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. The Company determined that the amount related to periods prior to December 31, 2004 was not material to those previously issued consolidated financial statements and as such, will record the cumulative adjustment amount as of December 31, 2004 in its fourth quarter 2005 financial results. The restated condensed consolidated financial statements contained herein for the three and six-month periods ended June 30, 2005 include the correction of such error with respect to amounts during such period (see Note 3).

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the three and six-month periods ended June 30, 2005, the Company recorded changes in estimates resulting from creditor and income tax settlements which are disclosed in the related footnotes (see Notes 5 and 15, respectively). In the three-month period ended June 30, 2004, the Company reduced access costs by $95 million (of which $68 million related to 2003) for a change in estimate related to its contributions to the Universal Service Fund.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net income (loss) for the three and six-month periods ended June 30, 2005 and 2004 would have been as follows (in millions, except per share amounts):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss), as reported	$47	$(71)	$26	$(459)
Add: Stock-based employee compensation expense included in reported net income (loss)	17	11	31	11
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(17)	(11)	(34)	(11)

Net income (loss), pro forma	$47	$(71)	$23	$(459)

Income (loss) per share:
Basic—as reported	$0.15	$(0.22)	$0.08	$(1.42)
pro forma	0.15	(0.22)	0.07	(1.42)

Diluted—as reported	$0.14	$(0.22)	$0.08	$(1.42)
pro forma	0.14	(0.22)	0.07	(1.42)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(3) Restatement of Previously Issued Financial Statements

Commencing in the third quarter of 2005, the Company undertook a comprehensive review of its contributions to the FUSF. In December 2005, the Company determined there was an error related to these contributions for the fiscal years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. The Company promptly notified KPMG LLP, the Company’s Registered Public Accounting Firm, that the 2003 and 2004 historical consolidated financial statements were not materially misstated as a result of such error and that restatement of previously issued quarterly condensed consolidated financial statements for the first three quarters of 2005 was appropriate. Amounts related to periods prior to December 31, 2004 aggregated $35 million and will be adjusted through operations in the Company’s fourth quarter 2005 financial results.

The Company has restated its previously reported condensed consolidated financial statements for the first three quarters of 2005. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $36 million as of June 30, 2005 and a decrease in previously reported net income of $17 million and $36 million for the three and six-month periods ended June 30, 2005, respectively. Except as otherwise specified, all information presented in the condensed consolidated financial statements and the related notes include all such restatements.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the effects of the restatement adjustments on (i) operating income and (ii) net income in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 (in millions, except per share amounts):

	Three-Month Period Ended June 30, 2005		Six-Month Period Ended June 30, 2005
	Operating Income	Net Income	Operating Income	Net Income
Previously reported	$61	$64	$176	$62
Adjustment	(17)	(17)	(36)	(36)

As restated	$44	$47	$140	$26

Income per share:
Basic — previously reported		$0.20		$0.19
as restated		0.15		0.08

Diluted — previously reported		$0.19		$0.19
as restated		0.14		0.08

In the fourth quarter of 2005, the Company will record an additional adjustment to correct the $35 million cumulative impact on shareholders’ equity discussed above and properly state impacted balance sheet accounts. Had such adjustment been recorded as of the beginning of the period, accrued access costs would have been $149 million higher, and net property, plant and equipment and intangible assets would have been $114 million higher. Additionally, depreciation expense for the second quarter would have been $8 million higher resulting in a reduction in operating and net income of $8 million.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Impact

In addition to the effects on the Company’s condensed consolidated statements of operations discussed above, the restatement impacted the Company’s condensed consolidated balance sheet as of June 30, 2005. The following table sets forth the effects of the restatement adjustments on the Company’s condensed consolidated balance sheet (in millions):

	As of June 30, 2005
	Previously Reported	As Restated
Other current liabilities	$3,615	$3,651
Accumulated deficit	(3,940)	(3,976)

Cash Flow Impact

There was no impact as a result of the restatement to cash flows for the three and six-month periods ended June 30, 2005.

(4) Business Combinations

Network Security Technologies, Inc.

On February 25, 2005 (the “Closing Date”), the Company completed the acquisition of Network Security Technologies, Inc. (“NetSec”), a privately-held provider of managed security services, for $106 million in cash. NetSec expands the Company’s product suite by adding advanced Internet Protocol based security services which the Company expects will create additional value for its business and government customers. The results of NetSec’s operations since the Closing Date have been included in the Company’s condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005, as part of the Company’s Enterprise Markets business segment. NetSec’s results of operations for periods prior to the Closing Date were not material in relation to the Company’s results of operations and, therefore, no pro forma data has been presented herein.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three and six-month periods ended June 30, 2004, the Company paid approximately $1.0 billion in cash and issued approximately 2.6 million shares of common stock. As a result, the Company recorded net settlement gains of $62 million which were composed of an increase to revenues of $32 million, a decrease to access costs of $19 million and a decrease to selling, general and administrative expenses of $11 million in its condensed consolidated statement of operations during the three-month period ended June 30, 2004.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations of basic and diluted income (loss) per share for the three and six-month periods ended June 30, 2005 and 2004 are as follows (in millions, except per share amounts):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss):
Continuing operations	$50	$(70)	$(60)	$(456)
Discontinued operations	(3)	(1)	86	(3)

Net income (loss)	$47	$(71)	$26	$(459)

Weighted average common shares outstanding:
Weighted average common shares outstanding	325.1	315.9	323.8	315.4
Add: Weighted average shares contingently issuable to unsecured creditors	4.2	11.4	4.6	15.7
Less: Weighted average unvested restricted stock(1)	(8.0)	(8.4)	(7.3)	(8.5)

Weighted average common shares outstanding used in basic calculation	321.3	318.9	321.1	322.6

Add: Weighted average shares attributable to the ESPP	0.1	— (2)	0.1	— (2)
Add: Weighted average unvested restricted stock	8.0	— (2)	7.3	— (2)

Weighted average common shares outstanding used in diluted calculation	329.4	318.9	328.5	322.6

Net income (loss) per share:
Basic:
Continuing operations	$0.16	$(0.22)	$(0.18)	$(1.41)
Discontinued operations	(0.01)	0.00	0.26	(0.01)

Basic income (loss) per share	$0.15	$(0.22)	$0.08	$(1.42)

Diluted:
Continuing operations	$0.15	$(0.22)	$(0.18)	$(1.41)
Discontinued operations	(0.01)	0.00	0.26	(0.01)

Diluted income (loss) per share	$0.14	$(0.22)	$0.08	$(1.42)

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic income (loss) per share.
(2)	Calculation of diluted shares excludes the unvested shares of restricted stock and the unissued shares related to the ESPP that would be anti-dilutive.

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

(9) Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains on available-for-sale securities. The following table sets forth the changes in comprehensive income (loss) (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss)	$47	$(71)	$26	$(459)
Other comprehensive income (loss)
Foreign currency translation adjustments	3	(9)	(1)	(22)
Reclassification of foreign currency translation gains included in net income (loss)	(3)	—	(2)	—
Unrealized gain (loss) on available-for-sale securities	4	(4)	(3)	(4)

Total comprehensive income (loss)	$51	$(84)	$20	$(485)

(10) Severance and Restructuring Programs

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

(11) Discontinued Operations, Assets Held for Sale, and Other Divestitures

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

In the six-month period ended June 30, 2005, income tax expense of $95 million was primarily due to a $104 million increase in the Company’s state income tax reserves to provide for the settlement with the State of Mississippi (see Note 14), $48 million of expense for foreign income taxes and interest on foreign income tax reserves and $41 million of expense for state income taxes and interest on state and federal income tax reserves. These amounts were offset by a $17 million benefit for changes to foreign income tax reserves and an $81 million benefit for favorable foreign currency fluctuations on foreign income tax reserves.

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

State Tax Contingencies. As of June 30, 2005 and December 31, 2004, the Company had accrued income tax liabilities related to state income tax contingencies, including claims regarding related-party charges and other state income tax matters, of $403 million and $408 million, respectively. The decrease in accrual for state income tax contingencies from December 31, 2004 to June 30, 2005 was primarily due to revised estimates of exposures from ongoing negotiations with state taxing authorities and interest accruals, offset by payments related to the settlement with the State of Mississippi (see Note 14). These contingencies are subject to ongoing discussions with the appropriate state taxing officials on these and other issues related to state income taxes. The outcome of these discussions could result in actual cash payments that differ from the amount accrued.

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

	Three-Month Period Ended June 30, 2005 (Restated)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$446	$1,420	$936	$2,802
Data	547	330	337	1,214
Internet	173	220	274	667

Total revenues	1,166	1,970	1,547	4,683
Costs of sales and services	767	1,191	1,187	3,145
Selling, general and administrative expenses	274	597	298	1,169
Depreciation and amortization expenses	78	140	107	325

Operating income (loss)	$47	$42	$(45)	44

Interest expense				(116)
Miscellaneous income				98

Income from continuing operations before income taxes				$26

	Three-Month Period Ended June 30, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$457	$1,705	$1,029	$3,191
Data	577	415	377	1,369
Internet	163	182	317	662

Total revenues	1,197	2,302	1,723	5,222
Costs of sales and services	712	1,228	1,358	3,298
Selling, general and administrative expenses	259	767	292	1,318
Depreciation and amortization expenses	143	231	195	569

Operating income (loss)	$83	$76	$(122)	37

Interest expense				(95)
Miscellaneous income				17

Loss from continuing operations before income taxes				$(41)

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-Month Period Ended June 30, 2005 (Restated)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$899	$2,916	$1,890	$5,705
Data	1,093	693	674	2,460
Internet	331	411	565	1,307

Total revenues	2,323	4,020	3,129	9,472
Costs of sales and services	1,529	2,366	2,422	6,317
Selling, general and administrative expenses	545	1,222	595	2,362
Depreciation and amortization expenses	156	286	211	653

Operating income (loss)	$93	$146	$(99)	140

Interest expense				(236)
Miscellaneous income				131

Income from continuing operations before income taxes				$35

	Six-Month Period Ended June 30, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$914	$3,485	$2,159	$6,558
Data	1,140	833	759	2,732
Internet	337	365	648	1,350

Total revenues	2,391	4,683	3,566	10,640
Costs of sales and services	1,492	2,559	2,811	6,862
Selling, general and administrative expenses	566	1,670	685	2,921
Depreciation and amortization expenses	277	436	377	1,090

Operating income (loss)	$56	$18	$(307)	(233)

Interest expense				(195)
Miscellaneous income				25

Loss from continuing operations before income taxes				$(403)

(17) Subsequent Events

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

Restatement of Previously Issued Financial Statements

Commencing in the third quarter of 2005, we undertook a comprehensive review of our contributions to the Federal Universal Service Fund (“FUSF”). In December 2005, we determined there was an error related to these contributions for the fiscal years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. We promptly notified KPMG LLP, our Registered Public Accounting Firm, that the 2003 and 2004 historical consolidated financial statements were not materially misstated as a result of such error and that restatement of previously issued quarterly condensed consolidated financial statements for the first three quarters of 2005 was appropriate. Amounts related to periods prior to December 31, 2004 aggregated $35 million and will be adjusted through operations in our fourth quarter 2005 financial results.

We have restated our previously reported condensed consolidated financial statements the first three quarters of 2005. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $36 million as of June 30, 2005 and a decrease in previously reported net income of $17 million and $36 million for the three and six-month periods ended June 30, 2005. Except as otherwise specified, all information presented in the condensed consolidated financial statements and the related notes include all such restatements.

Statements of Operations Impact

During the review of contributions to the FUSF, we identified certain obligations for which we should have submitted additional payments to the FUSF. These obligations include those related to our frame relay services, private line services, local loop services used in providing Internet access services, certain components of its Managed Services products, certain revenue surcharges and certain wholesale customers not eligible for FUSF exclusion. Additionally, we determined we had made excess contributions to the FUSF related to certain revenues that both originated and terminated internationally, and thus are not subject to the FUSF.

The following table sets forth the effects of the restatement adjustments on (i) operating income and (ii) net income in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 (in millions, except per share amounts):

	Three-Month Period Ended June 30, 2005		Six-Month Period Ended June 30, 2005
	Operating Income	Net Income	Operating Income	Net Income
Previously reported	$61	$64	$176	$62
Adjustment	(17)	(17)	(36)	(36)

As restated	$44	$47	$140	$26

Income per share:
Basic — previously reported		$0.20		$0.19
as restated		0.15		0.08

Diluted — previously reported		$0.19		$0.19
as restated		0.14		0.08

In the fourth quarter of 2005, we will record an additional adjustment to correct the $35 million cumulative impact on shareholders’ equity discussed above and properly state impacted balance sheet accounts. Had such adjustment been recorded as of the beginning of the period, accrued access costs would have been $149 million higher, and net property, plant and equipment and intangible assets would have been $114 million higher. Additionally, depreciation expense for the second quarter would have been $8 million higher resulting in a reduction in operating and net income of $8 million.

Balance Sheet Impact

In addition to the effects on our condensed consolidated statements of operations discussed above, the restatement impacted our condensed consolidated balance sheet as of June 30, 2005. The following table sets forth the effects of the restatement adjustments on our condensed consolidated balance sheet (in millions):

	As of June 30, 2005
	Previously Reported	As Restated
Other current liabilities	$3,615	$3,651
Accumulated deficit	(3,940)	(3,976)

Cash Flow Impact

There was no impact as a result of the restatement to cash flows for the three and six-month periods ended June 30, 2005.

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

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues
Voice	$2,802	$3,191	$5,705	$6,558
Data	1,214	1,369	2,460	2,732
Internet	667	662	1,307	1,350

Total revenues	4,683	5,222	9,472	10,640
Operating expenses:
Access costs	2,529	2,674	5,092	5,576
Costs of services and products (excluding depreciation and amortization included below of $244 and $445 in the three-month periods ended June 30, 2005 and 2004, respectively, and $485 and $839 in the six-month periods ended June 30, 2005 and 2004, respectively)	616	624	1,225	1,286
Selling, general and administrative	1,169	1,318	2,362	2,921
Depreciation and amortization	325	569	653	1,090

Total operating expenses	4,639	5,185	9,332	10,873

Operating income (loss)	44	37	140	(233)
Other (expense) income, net:
Interest expense	(116)	(95)	(236)	(195)
Miscellaneous income, net	98	17	131	25

Income (loss) from continuing operations before income taxes	26	(41)	35	(403)
Income tax (benefit) expense	(24)	29	95	53

Income (loss) from continuing operations	50	(70)	(60)	(456)
(Loss) income from discontinued operations, net of tax	(3)	(1)	86	(3)

Net income (loss)	$47	$(71)	$26	$(459)

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

Operating expenses.

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the FUSF which are paid to a government-established agency, passed on to our customers and included in our revenues. Access costs as a percentage of total revenues were 54% for the three-month period ended June 30, 2005 as compared to 51% for the same prior year period, and 54% for the six-month period ended June 30, 2005 as compared to 52% for the same prior year period. During the three and six-month periods ended June 30, 2004, access costs were partially offset by a $95 million benefit for a change in estimate to previously recorded expenses regarding FUSF contributions ($68 million related to 2003) resulting in a lower percentage of access costs to total revenues in the three and six-month periods of 2004.

Access costs decreased by $145 million and $484 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods. The decrease in access costs during the three-month period ended June 30, 2005 was driven in part by a 9% decrease in domestic long distance volumes and decreased outbound international volumes of 10%, partially offset by an increase of 5% in international traffic volumes outside of the U.S. as compared to the same prior year period. The decrease in access costs during the six-month period ended June 30, 2005 was driven in part by an 11% decrease in domestic long distance volumes and decreased outbound international volumes of 9%, partially offset by an increase of 3% in international traffic volumes outside of the U.S. as compared to the same prior year period. We continued to experience growth in demand for data and Internet capacity in the three and six-month periods ended June 30, 2005, although associated access costs have declined by approximately $75 million and $175 million, respectively, as compared to the same prior year periods. Access cost reductions in the second quarter of 2005 were achieved by converting Internet and dedicated traffic to our own network facilities and by optimizing our international network. These cost saving initiatives were integral in reducing the average transmission costs per customer circuit from prior year levels. Included in access costs was an increase of approximately $28 million and $54 million attributable to changes in foreign currency exchange rates during the three and six-month periods ended June 30, 2005, respectively, as compared to an increase of approximately $43 million and $119 million in the same prior year periods. Local services access costs increased by $30 million and $39 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, as a result of increased UNE-P rates from Public Utility Commissions and new commercial agreements. These cost increases were partially offset by declining customer volumes of $29 million and $36 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods.

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

Operating income (loss). For the three-month period ended June 30, 2005, operating income was $44 million on revenues of $4.7 billion, an increase of $7 million from operating income of $37 million on revenues of $5.2 billion for the same prior year period. For the six-month period ended June 30, 2005, operating income was $140 million on revenues of $9.5 billion, an increase of $373 million from an operating loss of $233 million on revenues of $10.6 billion for the same prior year period. The increase in profitability was primarily due to a decrease of 11% and 14% in our operating expenses for the three and six-month periods ended June 30, 2005, respectively, as discussed above, which more than offset the 10% and 11% declines in our revenues as compared to the same prior year periods. Although revenues were positively impacted in the second quarter and first half of 2005 and 2004 as a result of changes in foreign currency exchange rates, we experienced an offsetting increase in operating expenses and as such, fluctuations in foreign currency rates did not materially impact operating income.

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

Net income (loss). For the three-month period ended June 30, 2005, net income was $47 million as compared to a net loss of $71 million in the same prior year period. This $118 million change primarily resulted from a $7 million improvement from our 2004 operating income of $37 million, an increase in miscellaneous income of $81 million and a decrease of $53 million in income tax expense in the three-month period ended June 30, 2005 as compared to the same prior year period.

For the six-month period ended June 30, 2005, net income was $26 million as compared to net loss of $459 million in the same prior year period. This $485 million change primarily resulted from a $373 million improvement from our 2004 operating loss of $233 million, a $106 million increase in miscellaneous income and income of $86 million in the six-month period ended June 30, 2005 from discontinued operations as compared to a loss in the same prior year period of $3 million.

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

During the three and six-month periods ended June 30, 2005 and 2004, the operating income of our Enterprise Markets segment was as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues:
Voice	$446	$457	$899	$914
Data	547	577	1,093	1,140
Internet	173	163	331	337

Total revenues	1,166	1,197	2,323	2,391
Costs of sales and services	767	712	1,529	1,492
Selling, general and administrative	274	259	545	566
Depreciation and amortization	78	143	156	277

Operating income	$47	$83	$93	$56

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

Costs of sales and services. Costs of sales and services were 66% of segment revenues for the three and six-month periods ended June 30, 2005, respectively, as compared to 59% and 62% for the same prior year periods. Actual expenses increased by $55 million and $37 million for the three and six-month periods, respectively, as compared to the same prior year periods, as higher 2005 product volumes coupled with lower revenue rates resulted in higher actual expenses as well as in a higher percentage of revenues in 2005 as compared to 2004. In addition, during the three and six-month periods ended June 30, 2004, costs of sales and services were partially offset by a $26 million change in previously recorded expenses regarding contributions to the FUSF.

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

Operating income. For the three-month period ended June 30, 2005, Enterprise Markets had operating income of $47 million as compared to $83 million for the same prior year period. For the six-month period ended June 30, 2005, Enterprise Markets had operating income of $93 million as compared to $56 million for the same prior year period. The decline in operating performance during the three-month period ended June 30, 2005, as compared to the same prior year period, was primarily attributable to declining revenues in our traditional services combined with higher expenses related to investment in delivery of managed customer solutions, partially offset by decreased depreciation and amortization expense as a result of our 2004 impairment charges as well as the inclusion in the three-month period ended June 30, 2004 of a $26 million benefit related to the FUSF. The improvement in operating performance during the six-month period ended June 30, 2005, as compared to the same prior year period, is primarily due to declining revenues and increased cost of sales and services due to investment in delivery of managed customer solutions, which were more than offset by lower depreciation and amortization expense and lower SG&A expense due to our cost-cutting measures and decreased professional fees associated with the restatement, internal controls, and emergence processes.

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

For the three and six-month periods ended June 30, 2005 and 2004, the operating income of our U.S. Sales & Service segment was as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues:
Voice	$1,420	$1,705	$2,916	$3,485
Data	330	415	693	833
Internet	220	182	411	365

Total revenues	1,970	2,302	4,020	4,683
Costs of sales and services	1,191	1,228	2,366	2,559
Selling, general and administrative	597	767	1,222	1,670
Depreciation and amortization	140	231	286	436

Operating income	$42	$76	$146	$18

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

Costs of sales and services. Costs of sales and services were 60% and 59% of segment revenues for the three and six-month periods ended June 30, 2005, respectively, as compared to 53% and 55% in the same prior year periods. The increase in costs as a percentage of revenues was primarily related to rate erosion as well as product mix, as we sold a higher mix of lower margin products. Actual expenses decreased by $37 million and $193 million for the three and six-month periods, respectively, as compared to the same prior year periods, due to lower volumes. In addition, during the three and six-month periods ended June 30, 2004, costs of sales and services were partially offset by a $65 million change in previously recorded expenses regarding contributions to the FUSF.

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

Operating income. For the three-month period ended June 30, 2005, U.S. Sales & Service had operating income of $42 million as compared to $76 million for the same prior year period. For the six-month period ended June 30, 2005, U.S. Sales & Service had operating income of $146 million as compared to $18 million for the same prior year period. The decrease in the three-month period ended June 30, 2005 relates to the impact of lower revenues not fully offset by lower expenses as well as the inclusion in three-month period ended June 30, 2004 of a $65 million benefit related to the FUSF. The increase in the six-month period ended June 30, 2005 was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to our cost-cutting measures that were partially offset by lower revenues.

International & Wholesale Markets

This segment serves our domestic and international wholesale accounts, as well as retail and government customers in Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region, Latin America and Canada. This segment provides telecommunication services, which include voice, data, Internet and managed network services.

For the three and six-month periods ended June 30, 2005 and 2004, the operating loss of our International & Wholesale Markets segment was reduced by $77 million and $208 million, respectively, as follows (in millions):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues:
Voice	$936	$1,029	$1,890	$2,159
Data	337	377	674	759
Internet	274	317	565	648

Total revenues	1,547	1,723	3,129	3,566
Costs of sales and services	1,187	1,358	2,422	2,811
Selling, general and administrative	298	292	595	685
Depreciation and amortization	107	195	211	377

Operating loss	$(45)	$(122)	$(99)	$(307)

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

Costs of sales and services. Costs of sales and services were 77% of segment revenues for both the three and six-month periods ended June 30, 2005, respectively, as compared to 79% in the same prior year periods. Actual expenses decreased by $171 million and $389 million during the three and six-month periods ended June 30, 2005, respectively, as compared to the same prior year periods, primarily due to product and traffic mix changes and reduced internet dial network expenses in our wholesale business. Wholesale access costs increased as a percentage of segment revenues during the six-month period ended June 30, 2005 due to changes in product mix. Reducing the high cost of International access continued to be challenging during the second quarter of 2005, as we continued to rely on dominant, incumbent carriers for local loop access. Our costs also decreased during the second quarter of 2005 as we continued to experience the benefit of our 2004 force reductions. International costs were also affected by changes in foreign currency exchange rates that increased U.S. dollar equivalent costs by approximately $30 million and $58 million for the three and six-month periods ended June 30, 2005. In addition, during the three and six-month periods ended June 30, 2004, costs of sales and services were partially offset by a $4 million change in previously recorded expenses regarding contributions to the FUSF.

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

Operating loss. For the three-month period ended June 30, 2005, International & Wholesale Markets had an operating loss of $45 million as compared to a loss of $122 million for the same prior year period. For the six-month period ended June 30, 2005, International & Wholesale Markets had an operating loss of $99 million as compared to a loss of $307 million for the same prior year period. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower expenses due to cost-cutting measures that were partially offset by lower revenues.

Financial Condition

The following table sets forth the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of June 30, 2005	As of December 31, 2004
	(Restated)
Assets:
Cash and cash equivalents	$4,089	$4,449
Marketable securities	1,244	1,055
Other current assets	3,276	3,589
Long-term assets	7,728	7,967

	$16,337	$17,060

Liabilities and Shareholders’ Equity:
Current liabilities	$5,599	$6,203
Long-term debt, excluding current portion	5,893	5,909
Other long-term liabilities	674	718
Shareholders’ equity	4,171	4,230

	$16,337	$17,060

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

Current liabilities. Current liabilities decreased by $604 million from December 31, 2004, primarily due to a decrease in accounts payable and accrued access costs of $170 million and $289 million, respectively, due to the reduction of expenses, payment of pre-petition claim settlements and the timing of payments for state and local taxes and other operating expenses. Deferred revenue decreased by $21 million due to timing of recognition. We also made payments, in excess of new accruals, of $81 million for other taxes, $95 million for professional services, and $81 million for income taxes. These decreases were partially offset by an increase in accrued compensation, including severance, of $85 million.

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

Net Cash Flows Provided by Operating Activities

For the six-month periods ended June 30, 2005 and 2004, net cash provided by operating activities was $343 million and $156 million, respectively and was comprised of the following (in millions):

	Six-Month Period Ended June 30,
	2005	2004
	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$26	$(459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	653	1,090
Net realized gain on sale of investments	(32)	—
Gain on disposal of discontinued operations	(86)	—
Bad debt provision	206	362
Amortization of debt discount	—	114
Other	61	16
Changes in assets and liabilities:
Accounts receivable	67	361
Other current assets	38	35
Non current assets	12	(51)
Accounts payable and accrued access costs	(416)	(514)
Other current liabilities	(191)	(773)
Other liabilities	5	(25)

Net cash provided by operating activities	$343	$156

Further, the following table identifies significant net changes in our working capital during the six-month periods ended June 30, 2005 and 2004 (in millions):

	Six-Month Period Ended June 30,
	2005	2004
	(Restated)
Cash Provided By (Used in):
Accounts receivable
Decrease in net accounts receivable	$269	$776
Increase in allowance for doubtful accounts for the effect of bad debt provision	(202)	(415)

Decrease in accounts receivable	67	361

Other current assets
Decrease in non-trade receivables	25	109
Increase in prepaid expenses	(3)	(97)
Other decreases	16	23

Decrease in other current assets	38	35

Decrease (increase) in non current assets	12	(51)

Total decrease in assets	$117	$345

Accounts payable and accrued access costs
Decrease in accounts payable	$(154)	$(717)
(Decrease) increase in accrued access costs	(262)	203

Decrease in accounts payable and accrued access costs	(416)	(514)

Other current liabilities
Payment of SEC penalty	—	(500)
Increase in accrued interest	17	72
Decrease in income taxes payable and accrued other taxes	(135)	(145)
Increase (decrease) in accrued salaries and bonuses	65	(118)
(Decrease) increase in advance billings and deferred revenue	(24)	14
Other decreases	(114)	(96)

Decrease in other current liabilities	(191)	(773)

Increase (decrease) in other liabilities	5	(25)

Total decrease in liabilities	$(602)	$(1,312)

For the six-month period ended June 30, 2005, we generated $343 million in cash from operations. We had net income of $26 million, which included non-cash charges for depreciation and amortization of $653 million and a bad debt provision related to trade receivables of $202 million. Cash from operations was negatively affected by reductions in our liabilities of $602 million. Additionally, higher levels of cash from operations for the six-month period ended June 30, 2005 as compared to the same prior year period was due principally to reductions in operating expenses that more than offset lower revenues.

Our liabilities decreased $602 million during the six-month period ended June 30, 2005 primarily due to a decrease in our accounts payable and accrued access costs of $416 million from reductions in expenses and timing of payments, including pre-petition claims for which we paid $184 million in the six-month period (including $118 million as a result of our settlement with the State of Mississippi).

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005, due to material weaknesses in the Company’s internal control over accounting for income taxes and its Federal Universal Service Fund (“FUSF”) obligations. The material weakness in internal control over accounting for income taxes related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. Since the original Form 10-Q for the quarterly period ending June 30, 2005 was filed on August 9, 2005, and as disclosed in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004, an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2004 has been identified relating to its accounting for FUSF obligations. The material weakness in internal control over accounting for FUSF obligations related to insufficient involvement, on a timely basis, of appropriately qualified personnel in determining the extent to which products are subject to FUSF contributions. These deficiencies represent material weaknesses in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes or FUSF obligations could occur and would not be prevented or detected by its internal control over financial reporting.

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

	Number of Shares
	Voted For	Withheld
1. The election of 9 directors to hold office for one year or until their successors are elected and qualified
Dennis R. Beresford	194,680,024	85,987,200
Michael Capellas	193,846,411	86,820,813
W. Grant Gregory	194,684,827	85,982,397
Judith R. Haberkorn	194,950,138	85,717,086
Laurence E. Harris	179,261,981	101,405,243
Eric Holder	194,689,513	85,977,711
Nicholas deB. Katzenbach	193,672,213	86,995,011
Mark Neporent	194,683,949	85,983,275
Clarence B. Rogers	194,671,980	85,995,244

	Number of Shares
	Voted For	Voted Against	Abstain
2. Ratification of the selection of independent auditors of the Company for fiscal year 2005	267,035,101	4,108,126	9,523,997

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

2.1	Merger Agreement, dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 99.1 to MCI, Inc. Current Report on Form 8-K dated February 14, 2005 (filed February 17, 2005) (File No. 0001-10415))

2.2	Letter Agreement, dated as of March 4, 2005 relating to the Agreement and Plan of Merger dated as of February 14, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc. (incorporated by reference to Exhibit 2.1 to MCI, Inc. Current Report on Form 8-K dated March 4, 2005 (filed March 10, 2005) (File No. 001-10415))

2.3	Amendment to Merger Agreement, dated as of March 29, 2005 among Verizon Communications, Inc., Eli Acquisition, LLC and MCI, Inc., as previously amended by letter agreement dated as of March 4, 2005 among the parties to the Merger Agreement (incorporated by reference to Exhibit 2.1 to MCI, Inc. Current Report on Form 8-K dated March 29, 2005 (filed March 29, 2005) (File No. 001-10415))

2.4	Letter Agreement, dated as of March 31, 2005, relating to the Agreement and Plan of Merger dated as of February 14, 2005 among Verizon Communications Inc., Eli Acquisition, LLC, and MCI, Inc., as previously amended by letter agreements dated as of March 4, 2005 and March 29, 2005 among the parties to the Merger Agreement (incorporated by reference to Exhibit 2.1 to MCI, Inc. Current Report on Form 8-K dated March 31, 2005 (filed April 1, 2005) (File No. 001-10415))

2.5	Amendment, dated as of May 1, 2005, to the Agreement and Plan of Merger dated as of February 14, 2005 among Verizon Communications Inc., Eli Acquisition, LLC, and MCI, Inc., as previously amended as of March 4, 2005 and March 29, 2005 (incorporated by reference to Exhibit 2.1 to MCI, Inc. Current Report on Form 8-K dated May 1, 2005 (filed May 2, 2005) (File No. 001-10415))

10.16	Employment Agreement dated as of June 2, 2005 by and between MCI, Inc. and Daniel E. Crawford (incorporated by reference to Exhibit 10.16 to MCI, Inc. Form 10-Q dated August 9, 2005 (filed August 9, 2005) (File No. 001-10415))

31.1	Certification of Michael D. Capellas pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification of Robert T. Blakely pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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