Form 10-Q/A
period 2005-09-30
MCI INC
filed 2006-01-05
CIK 723527

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

Explanatory Note

The purpose of this Amendment on this Form 10-Q/A to the original Report on Form 10-Q of MCI, Inc. for the quarterly period ending September 30, 2005 is to restate the Company’s condensed consolidated financial statements for each of the three and nine-month periods ended September 30, 2005 and related disclosures as described in Note 3 to the condensed consolidated financial statements. Additionally, other Items as listed below are being amended to reflect the condensed consolidated financial statements restatement.

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

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues	$4,468	$5,076	$13,940	$15,716
Operating expenses:
Access costs	2,387	2,580	7,479	8,156
Costs of services and products (excluding depreciation and amortization included below of $229 and $380 in the three-month periods ended September 30, 2005 and 2004, respectively, and $714 and $1,219 in the nine-month periods ended September 30, 2005 and 2004, respectively)	602	629	1,827	1,915
Selling, general and administrative	1,033	1,253	3,395	4,174
Depreciation and amortization	305	493	958	1,583
Impairment charges related to property, plant and equipment	—	2,775	—	2,775
Impairment charges related to intangible assets	—	738	—	738

Total operating expenses	4,327	8,468	13,659	19,341

Operating income (loss)	141	(3,392)	281	(3,625)
Other (expense) income, net:
Interest expense	(109)	(104)	(345)	(299)
Miscellaneous income, net	61	35	192	60

Income (loss) from continuing operations before income taxes	93	(3,461)	128	(3,864)
Income tax benefit	(166)	(61)	(71)	(8)

Income (loss) from continuing operations	259	(3,400)	199	(3,856)
(Loss) income from discontinued operations, net of tax	(4)	2	82	(1)

Net income (loss)	$255	$(3,398)	$281	$(3,857)

Basic income (loss) per share:
Continuing operations	$0.80	$(10.66)	$0.62	$(12.00)
Discontinued operations	(0.01)	0.01	0.25	—

Basic income (loss) per share	$0.79	$(10.65)	$0.87	$(12.00)

Diluted income (loss) per share:
Continuing operations	$0.78	$(10.66)	$0.60	$(12.00)
Discontinued operations	(0.01)	0.01	0.25	—

Diluted income (loss) per share	$0.77	$(10.65)	$0.85	$(12.00)

Basic shares used in calculation	322.8	319.1	321.6	321.4
Diluted shares used in calculation	329.8	319.1	329.0	321.4

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)

	As of September 30, 2005	As of December 31, 2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,297	$4,449
Marketable securities	1,077	1,055
Accounts receivable, net of allowance for doubtful accounts of $525 for 2005 and $729 for 2004	2,474	2,855
Other current assets	544	724
Assets held for sale	—	10

Total current assets	8,392	9,093
Property, plant and equipment, net of accumulated depreciation of $1,382 for 2005 and $512 for 2004	6,122	6,259
Investments	21	116
Intangible assets, net of accumulated amortization of $181 for 2005 and $59 for 2004	1,001	991
Other assets	604	601

	$16,140	$17,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$784
Accrued access costs	1,243	1,491
Current portion of long-term debt	23	24
Accrued interest	211	93
Deferred income taxes	438	598
Other current liabilities	2,690	3,198
Liabilities of assets held for sale	—	15

Total current liabilities	5,128	6,203
Long-term debt, excluding current portion	5,887	5,909
Other liabilities	671	718
Commitments and contingencies (Note 15)
Shareholders’ equity:
MCI common stock, par value $0.01 per share; authorized: 3,000,000,000 shares; issued and outstanding: 327,923,027 shares for 2005 and 319,557,905 shares for 2004	3	3
Additional paid-in capital	8,331	8,365
Deferred stock-based compensation	(131)	(114)
Accumulated deficit	(3,721)	(4,002)
Accumulated other comprehensive loss	(28)	(22)

Total shareholders’ equity	4,454	4,230

	$16,140	$17,060

See accompanying notes to unaudited condensed consolidated financial statements.

MCI, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine-Month Period Ended September 30,
	2005	2004
OPERATING ACTIVITIES	(Restated)
Net income (loss)	$281	$(3,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	958	1,583
Impairment charges related to property, plant and equipment and intangible assets	—	3,513
Net realized gain on sale of investments	(30)	(5)
Gain on disposal of discontinued operations	(82)	(9)
Bad debt provision	250	514
Deferred income tax benefit	(159)	(98)
Amortization of debt discount	—	114
Stock-based compensation expense	47	23
Other	9	(17)
Changes in assets and liabilities:
Accounts receivable	139	300
Other current assets	51	92
Non current assets	10	38
Accounts payable and accrued access costs	(450)	(935)
Other current liabilities	(258)	(843)
Other liabilities	(2)	11

Net cash provided by operating activities	764	424
INVESTING ACTIVITIES
Additions to property, plant and equipment	(870)	(650)
Proceeds from sale of property, plant and equipment and intangible assets	75	39
Purchases of marketable securities	(1,938)	—
Proceeds from sale of marketable securities and investments	1,934	9
Proceeds from sale of an equity investment and assets held for sale	186	581
Cash paid for acquisitions, net of cash received	(189)	(13)
Other	8	—

Net cash used in investing activities	(794)	(34)
FINANCING ACTIVITIES
Principal repayments on debt	(24)	(38)
Dividends paid on common stock	(130)	(127)
Cash restricted for letters of credit	3	(141)
Other	29	(59)

Net cash used in financing activities	(122)	(365)

Net change in cash and cash equivalents	(152)	25
Net change in cash and cash equivalents from discontinued operations	—	(615)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,449	6,178

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,297	$5,588

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$182	$50
Cash paid for interest, net of amounts capitalized	227	35

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

The Company operates in three business segments which are: Enterprise Markets, U.S. Sales & Service, and International & Wholesale Markets (see Note 17 for a description of each business segment). These segments represent strategic business units based on the types of customers each segment serves, and were determined in accordance with how the Company’s executive management analyzes, evaluates and operates the Company’s entire global operations.

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

Commencing in the third quarter of 2005, the Company undertook a comprehensive review of its contributions to the Federal Universal Service Fund (“FUSF”). As a result of this review, the Company determined that previously issued consolidated financial statements included an error related to these contributions for the fiscal years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. The Company determined that the amount related to periods prior to December 31, 2004 was not material to those previously issued consolidated financial statements and as such, will record the cumulative adjustment amount as of December 31, 2004 in its fourth quarter 2005 financial results. The restated condensed consolidated financial statements contained herein for the three and nine-month periods ended September 30, 2005 include the correction of such error with respect to amounts during such period (see Note 3).

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consummation of the Merger will constitute a “Change of Control” under the Company’s outstanding Senior Notes (see Note 9), which will obligate the surviving person to make an offer to purchase such Senior Notes within 30 days after the effective time at a purchase price equal to 101% of principal amount plus accrued interest.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from Verizon for the three-month periods ended September 30, 2005 and 2004, were $80 million and $111 million, respectively, and for the nine-month periods ended September 30 , 2005 and 2004, were $265 million and $365 million, respectively. Access costs payable to Verizon for the three-month periods ended September 30, 2005 and 2004 were $405 million and $411 million, respectively, and for the nine-month periods ended September 30, 2005 and 2004 were $1.2 billion and $1.3 billion, respectively. Net receivables from Verizon for services provided by the Company were $36 million and $34 million as of September 30, 2005 and December 31, 2004, respectively. Liabilities to Verizon for services provided to the Company were $99 million and $116 million as of September 30, 2005 and December 31, 2004, respectively.

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

In connection with the anticipated merger transaction with Verizon, in April 2005, the Company’s Board of Directors adopted a broad-based retention program to help ensure the retention of key employees. An aggregate amount of approximately $118 million was made available for awards under the retention program. None of the Company’s named executive officers are participating in the retention program. Three payments will be made under the program, beginning with the first payment made in August 2005, the second at closing, and the third occurring 60 days following the completion of the merger (see Note 11).

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the three and nine-month periods ended September 30, 2005, the Company recorded changes in estimates of $137 million and $87 million, respectively. These changes in estimates relate to creditor and income tax settlements, which are disclosed in the related footnotes (see Notes 6 and 16, respectively). In the three-month period ended June 30, 2004, the Company reduced access costs by $95 million (of which $68 million related to 2003) for a change in estimate related to its contributions to the FUSF.

Fresh-Start Reporting

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted fresh-start reporting as of the close of business on December 31, 2003 and the consolidated balance sheet as of December 31, 2003 gave effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. These initial allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2003 consolidated balance sheet were subject to adjustment as estimated valuations and other analyses were finalized. During 2004, the net increase in total assets from fresh-start adjustments to the Company’s consolidated balance sheet was $43 million, which has been reflected in its December 31, 2004 condensed consolidated balance sheet included herein. As these adjustments were recorded throughout 2004, the cumulative impact for each adjustment on depreciation and amortization expense was recorded during the three-month period in which each fresh-start adjustment was recorded. During the three and nine-month periods ended September 30, 2005, the Company recorded an increase of $3 million and a decrease of $19 million, respectively, to intangible assets related to adjustments of pre-fresh-start tax attributes which had a full valuation allowance as of the fresh-start date (see Note 16).

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2005, the Company identified an $82 million error related to certain pre-petition liabilities for which no claims were made. The Company determined that the liability recorded as of the Petition Date should have been either removed from the consolidated balance sheet where the Company had no future obligation for remittance or plan affected at the same ratio as other general unsecured claims during the application of fresh-start reporting as of December 31, 2003. The result of this error was that the Company did not remove the $82 million during 2003 when liabilities subject to compromise were removed from the consolidated balance sheet as part of the application of fresh-start reporting. Had this amount been removed during 2003, the $82 million would have resulted in a 0.3% reduction to the Company’s $27.5 billion of total assets as of December 31, 2003. Additionally, the $82 million would have reduced the 2004 net loss of $4.0 billion by $6 million, or 0.2%, given the impact of reversing a portion of the impairment charge recognized by the Company in the third quarter of 2004, since the Company’s long-lived assets would have had a lower carrying value as of the impairment date. The impact to the December 31, 2004 consolidated balance sheet would have been a reduction of $76 million, or 0.4%, of the Company’s $17.1 billion of total assets.

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

If the Company had adopted the fair value method of accounting for the ESPP, stock-based compensation would have been determined based on the fair value for all stock-based awards on the date of grant. No compensation expense would have been recorded for the ESPP during the three-month period ended September 30, 2005 as the Company discontinued employee contributions to the ESPP in March 2005 (see Note 14). The fair value of stock-based compensation of $3 million for the ESPP for the nine-month period ended September 30, 2005 was estimated using the Black-Scholes option-pricing model and the following assumptions: volatility of 38%, risk-free interest rate of 1.41%, 0.49 year expected life and dividend yield of 7.94%. The fair value of stock-based compensation of $2 million for the ESPP for the three and nine-month periods ended September 30, 2004 was estimated at the beginning of the offering period using the Black-Scholes option-pricing model and the following assumptions: volatility of 55%, risk-free interest rate of 1.79%, 0.41 year expected life and dividend yield of 10.81%. The Company’s MRSP was not included in the Black-Scholes calculation as the fair value of the compensation expense has been expensed in the Company’s condensed consolidated statements of operations since it was initiated in 2004.

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation costs had been recognized based on the fair value recognition provisions of SFAS No. 123, the pro forma amounts of the Company’s net income (loss) for the three and nine-month periods ended September 30, 2005 and 2004 would have been as follows (in millions, except per share amounts):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss), as reported	$255	$(3,398)	$281	$(3,857)
Add: Stock-based employee compensation expense included in reported net income (loss)	16	12	47	23
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(16)	(14)	(50)	(25)

Net income (loss), pro forma	$255	$(3,400)	$278	$(3,859)

Income (loss) per share:
Basic—as reported	$0.79	$(10.65)	$0.87	$(12.00)
pro forma	0.79	(10.65)	0.86	(12.01)

Diluted—as reported	$0.77	$(10.65)	$0.85	$(12.00)
pro forma	0.77	(10.65)	0.84	(12.01)

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

The Company has restated its previously reported condensed consolidated financial statements for the first three quarters of 2005. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $52 million as of September 30, 2005 and a reduction in previously reported net income of $16 million and $52 million for the three and nine-month periods ended September 30, 2005, respectively. Except as otherwise specified, all information presented in the condensed consolidated financial statements and the related notes include all such restatements.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the effects of the restatement adjustments on (i) operating income and (ii) net income in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 (in millions, except per share amounts):

	Three-Month Period Ended September 30, 2005		Nine-Month Period Ended September 30, 2005
	Operating Income	Net Income	Operating Income	Net Income
Previously reported	$159	$271	$335	$333
Adjustment	(18)	(16)	(54)	(52)

As restated	$141	$255	$281	$281

Income per share:
Basic — previously reported		$0.84		$1.04
as restated		0.79		0.87

Diluted — previously reported		$0.82		$1.01
as restated		0.77		0.85

In the fourth quarter of 2005, the Company will record an additional adjustment to correct the $35 million cumulative impact on shareholders’ equity discussed above and properly state impacted balance sheet accounts. Had such adjustment been recorded as of the beginning of the period, accrued access costs would have been $149 million higher, and net property, plant and equipment and intangible assets would have been $114 million higher. Additionally, depreciation expense for the third quarter would have been $8 million higher resulting in a reduction in operating and net income of $8 million.

Balance Sheet Impact

In addition to the effects on the Company’s condensed consolidated statements of operations discussed above, the restatement impacted the Company’s condensed consolidated balance sheet as of September 30, 2005. The following table sets forth the effects of the restatement adjustments on the Company’s condensed consolidated balance sheet (in millions):

	As of September 30, 2005
	Previously Reported	As Restated
Other current liabilities	$2,638	$2,690
Accumulated deficit	(3,669)	(3,721)

Cash Flow Impact

There was no impact as a result of the restatement to cash flows for the three and nine-month periods ended September 30, 2005.

(4) Impairment Charges

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(5) Business Combinations

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(6) Voluntary Reorganization under Chapter 11

Bankruptcy Proceedings

On July 21, 2002, WorldCom, Inc. and substantially all of its direct and indirect domestic subsidiaries (the “Initial Filers”) filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11. On

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Section 5.07 of the Plan required the Board of Directors to conduct a review of the Company’s cash needs, including amounts that may be necessary to satisfy all claims to be paid in cash pursuant to the Plan. On August 5, 2004, the Board of Directors completed its review of the Company’s excess cash pursuant to Section 5.07 of the Plan and declared the amount of excess cash to be $2.2 billion and distributed $254 million in 2004. On February 11, 2005, the Board of Directors distributed $130 million of the excess cash by declaring a cash dividend of $0.40 per share payable on March 15, 2005 to shareholders of record on March 1, 2005. In addition, as a condition of its Merger Agreement, the Board of Directors declared a special cash dividend on October 6, 2005 of $5.60 per MCI common share, or approximately $1.8 billion, which was paid on October 27, 2005 and utilized the remainder of its excess cash (see Note 9).

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

Creditor Settlements

During the three and nine-month periods ended September 30, 2005, the Company paid $41 million and $225 million, respectively, in cash, and issued a total of 2.0 million and 3.4 million shares of common stock, respectively, to satisfy certain provisions of the Plan. In addition, the Company paid $6 million of non-cash consideration in its settlement with the State of Mississippi (see Note 15). As a result of these settlements, during the three and nine-month periods ended September 30, 2005, the Company recorded net settlement gains of $52 million and $93 million, respectively, which included $36 million and $72 million, respectively, as a decrease to selling, general and administrative expenses and $16 million and $21 million, respectively, as a decrease to access costs in its condensed consolidated statements of operations.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and an increase to selling, general and administrative expenses of $3 million), respectively, in its condensed consolidated statements of operations.

As of September 30, 2005, the Company estimates that $599 million remains to be paid related to outstanding creditor claims (including interest on tax obligations and state tax settlements reached in October 2005, see Note 15). This estimate is based on various assumptions and reflects the Company’s judgment based upon its prior pre-petition claims settlement history and the terms of its Plan. If these assumptions prove incorrect, actual payments could differ from the estimated amounts.

Debt and Interest Expense

On the Emergence Date, the Company issued new Senior Notes (see Note 9).

No interest expense related to pre-petition debt was accrued following the Petition Date as none of the allowed claims against the Debtors had underlying collateral in excess of the principal amount of debt. If the Debtors had recognized interest on the basis of the amounts they were contractually required to pay, additional interest expense of $701 million would have been recorded in the nine-month period ended September 30, 2004. The Company did recognize $104 million and $299 million of interest expense in the three and nine-month periods ended September 30, 2004, respectively, related to the accretion of the discount for the $5.7 billion debt obligations issued on the Emergence Date and interest expense on the Senior Notes (see Note 9) subsequent to the Emergence Date. There was no requirement to pay interest on the debt prior to the Emergence Date since it had not been issued, and as such, the amount is excluded from the contractual interest amount noted above. As the Company adopted fresh-start reporting as of December 31, 2003, and all of the Company’s obligations were removed from its consolidated balance sheet at that date, contractual interest has not been disclosed on the face of the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004.

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

(7) Income (Loss) per Share

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations of basic and diluted income (loss) per share for the three and nine-month periods ended September 30, 2005 and 2004 are as follows (in millions, except per share amounts):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss):
Continuing operations	$259	$(3,400)	$199	$(3,856)
Discontinued operations	(4)	2	82	(1)

Net income (loss)	$255	$(3,398)	$281	$(3,857)

Weighted average common shares outstanding:
Weighted average common shares outstanding	326.9	317.5	324.9	316.1
Add: Weighted average shares contingently issuable to unsecured creditors	2.9	8.9	4.0	13.4
Less: Weighted average unvested restricted stock(1)	(7.0)	(7.3)	(7.3)	(8.1)

Weighted average common shares outstanding used in basic calculation	322.8	319.1	321.6	321.4

Add: Weighted average shares attributable to the ESPP	—	— (2)	0.1	— (2)
Add: Weighted average unvested restricted stock	7.0	— (2)	7.3	— (2)

Weighted average common shares outstanding used in diluted calculation	329.8	319.1	329.0	321.4

Net income (loss) per share:
Basic:
Continuing operations	$0.80	$(10.66)	$0.62	$(12.00)
Discontinued operations	(0.01)	0.01	0.25	—

Basic income (loss) per share	$0.79	$(10.65)	$0.87	$(12.00)

Diluted:
Continuing operations	$0.78	$(10.66)	$0.60	$(12.00)
Discontinued operations	(0.01)	0.01	0.25	—

Diluted income (loss) per share	$0.77	$(10.65)	$0.85	$(12.00)

(1)	As these shares were not vested during the period, they have been excluded from the weighted average share calculation used to determine basic income (loss) per share.
(2)	Calculation of diluted shares excludes the unvested shares of restricted stock and the unissued shares related to the ESPP that would be anti-dilutive.

(8) Marketable Securities and Investments

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

(9) Debt

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

The Senior Notes are subject to covenants that limit the Company’s ability to make certain cash distributions based on cumulative net income or loss since their issuance on the Emergence Date. Pursuant to Section 5.07 of the Plan, the Board of Directors was required to conduct a review of the Company’s cash needs to determine the amount of excess cash available based on certain parameters and to utilize any excess cash in accordance with the Board’s best business judgment to maximize shareholder value. As the excess cash was fully paid out to shareholders (see Note 6), future dividends will generally be limited by the covenants in the Senior Notes, which generally restrict dividends and certain other payments to an amount equal to 50% of cumulative adjusted net income since April 2004 (or minus 100% of cumulative losses) plus proceeds of equity offerings subject to certain permitted payments. As of September 30, 2005 and December 31, 2004, the Company did not have any retained earnings available for distribution under such covenants. Consequently, future dividends may not be possible as long as the Senior Notes or other debt instruments with similar covenants remain outstanding.

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(10) Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains on available-for-sale securities. The following table sets forth the changes in comprehensive income (loss) (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss)	$255	$(3,398)	$281	$(3,857)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	20	—	(2)
Reclassification of foreign currency translation losses included in net income (loss)	—	—	(2)	—
Unrealized loss on available-for-sale securities	(1)	(3)	(4)	(7)

Total comprehensive income (loss)	$255	$(3,381)	$275	$(3,866)

(11) Severance, Restructuring and Merger Costs

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company identified certain properties which it planned to vacate and sublease, where possible. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of $14 million as selling, general and administrative expenses in its condensed consolidated statements of operations for the nine-month period ended September 30, 2005, which includes a $1 million reversal of expense during the three-month period ended September 30, 2005. During the three and nine-month periods ended September 30, 2004, the Company recorded a charge of $1 million and $9 million, respectively, as selling, general and administrative expenses in its condensed consolidated statement of operations.

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

(12) Discontinued Operations and Assets Held for Sale

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

(13) Employee Benefit Plans

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

(14) Shareholders’ Equity

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

Dividends

On February 11, 2005, the Board of Directors, pursuant to Section 5.07, declared a cash dividend of $0.40 per share which was paid on March 15, 2005 ($130 million) to shareholders of record on March 1, 2005. The cash dividend was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheet as the Company did not have accumulated retained earnings available for dividends. In addition, as a condition of its Merger Agreement, the Company declared a special cash dividend on October 6, 2005 of $5.60 per MCI common share, or approximately $1.8 billion, which was paid on October 27, 2005 and utilized the remainder of its excess cash (see Note 9).

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

(15) Commitments and Contingencies

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is reviewing its methodologies for calculating payments to FUSF. At the conclusion of this review, the Company will determine whether any adjustments to expense accruals or payments to the fund need to be made.

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

(16) Income Taxes

During the three and nine-month periods ended September 30, 2005, the Company recorded an income tax benefit of $166 million and $71 million, respectively. During the three and nine-month periods ended September 30, 2004, the Company recorded an income tax benefit of $61 million and $8 million, respectively.

In the three-month period ended September 30, 2005, income tax benefit of $166 million was primarily due to the reversal of deferred liabilities related to state tax attributes from the settlement with the Coalition States and North Carolina, which accounts for $129 million of the tax benefit. As of December 31, 2004, the Company had not concluded the Coalition States and North Carolina settlement agreements and therefore estimated cancellation of indebtedness income (“COD”) based on returns originally filed without adjustment for royalty expense claimed, which was greater than the COD that resulted after taking into account the settlements. The revised amount of COD resulted in less reduction of state tax attributes. The deferred tax benefit is net of adjustments to the valuation allowance on deferred state tax assets. In addition, the Company recognized a $74 million benefit related primarily to changes in the Company’s foreign tax contingencies and a $13 million benefit related to changes in its state tax contingencies. These benefits were offset by $10 million of expense for foreign income taxes and interest on foreign income tax reserves and $40 million of expense primarily for state income taxes and interest on state and federal income tax reserves. In the three-month period ended September 30, 2004, the income tax benefit of $61 million was primarily attributable to a benefit of $99 million as a result of an impairment charge of $260 million taken on an indefinite-lived intangible asset. This benefit was offset by $19 million of expense for foreign income taxes and interest on foreign income tax reserves and unfavorable foreign currency fluctuations.

In the nine-month period ended September 30, 2005, the income tax benefit of $71 million was due to the recognition of a $129 million tax benefit related to state tax attributes as discussed above, a $171 million benefit attributable to the settlement of foreign tax contingencies, changes in estimates and favorable foreign currency fluctuations on foreign income tax reserves. These benefits were offset by $56 million of expense for foreign income taxes and interest on foreign tax reserves, $75 million for state income taxes and interest on state and federal income tax reserves, and $98 million for increases to the Company’s state income tax reserves primarily attributable to the settlement with the State of Mississippi. In the nine-month period ended September 30, 2004, the income tax benefit of $8 million was primarily due to a benefit from the Company’s impairment charge taken on an indefinite-lived intangible asset as noted above and favorable foreign currency fluctuations. This benefit was offset by $37 million of expense for foreign income taxes and interest on foreign income tax reserves, $52 million of expense for state income taxes and interest on state and federal income tax reserves, and $10 million for changes to foreign income tax reserves.

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

State Tax Contingencies. As of September 30, 2005 and December 31, 2004, the Company had accrued income tax liabilities related to state income tax contingencies, including claims regarding related-party charges and other state income tax matters, of $379 million and $408 million, respectively. The decrease in the accrual for state income tax contingencies from December 31, 2004 to September 30, 2005 was primarily due to the settlement on October 11, 2005 of contingencies with state taxing authorities for amounts less than those accrued, offset by payments related to the settlement with the State of Mississippi. The settlement of these state tax contingencies resulted in a decrease in accrued liabilities of $29 million during the nine-month period ended September 30, 2005 (see Note 15).

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

(17) Business Segment Information

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

All revenues for the Company’s products and services are generated through external customers. The Company has three main product and service categories: voice, data and Internet. Financial information for each reportable business segment and revenue product line follows (in millions):

	Three-Month Period Ended September 30, 2005 (Restated)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$418	$1,340	$843	$2,601
Data	549	320	327	1,196
Internet	179	226	266	671

Total revenues	1,146	1,886	1,436	4,468
Costs of sales and services	745	1,146	1,098	2,989
Selling, general and administrative expenses	259	538	236	1,033
Depreciation and amortization expenses	73	134	98	305

Operating income	$69	$68	$4	141

Interest expense				(109)
Miscellaneous income				61

Income from continuing operations before income taxes				$93

	Three-Month Period Ended September 30, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$449	$1,661	$1,006	$3,116
Data	576	378	353	1,307
Internet	157	182	314	653

Total revenues	1,182	2,221	1,673	5,076
Costs of sales and services	712	1,174	1,323	3,209
Selling, general and administrative expenses	238	728	287	1,253
Depreciation and amortization expenses	127	228	138	493
Impairment charges	870	1,627	1,016	3,513

Operating loss	$(765)	$(1,536)	$(1,091)	(3,392)

Interest expense				(104)
Miscellaneous income				35

Loss from continuing operations before income taxes				$(3,461)

MCI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine-Month Period Ended September 30, 2005 (Restated)
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$1,317	$4,256	$2,733	$8,306
Data	1,642	1,013	1,001	3,656
Internet	510	637	831	1,978

Total revenues	3,469	5,906	4,565	13,940
Costs of sales and services	2,274	3,512	3,520	9,306
Selling, general and administrative expenses	804	1,760	831	3,395
Depreciation and amortization expenses	229	420	309	958

Operating income (loss)	$162	$214	$(95)	281

Interest expense				(345)
Miscellaneous income				192

Income from continuing operations before income taxes				$128

	Nine-Month Period Ended September 30, 2004
	Enterprise Markets	U.S. Sales & Service	International & Wholesale Markets	Total
Revenues:
Voice	$1,363	$5,146	$3,165	$9,674
Data	1,716	1,211	1,112	4,039
Internet	494	547	962	2,003

Total revenues	3,573	6,904	5,239	15,716
Costs of sales and services	2,204	3,733	4,134	10,071
Selling, general and administrative expenses	804	2,398	972	4,174
Depreciation and amortization expenses	404	664	515	1,583
Impairment charges	870	1,627	1,016	3,513

Operating loss	$(709)	$(1,518)	$(1,398)	(3,625)

Interest expense				(299)
Miscellaneous income				60

Loss from continuing operations before income taxes				$(3,864)

(18) Subsequent Events

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

Restatement of Previously Issued Financial Statements

Commencing in the third quarter of 2005, we undertook a comprehensive review of our contributions to the Federal Universal Service Fund (“FUSF”). In December 2005, we determined there was an error related to these contributions for the fiscal years ended December 31, 2004 and 2003 as well as the first three quarters of 2005. We promptly notified KPMG LLP, our Registered Public Accounting Firm, that the 2003 and 2004 historical consolidated financial statements were not materially misstated as a result of such error and that restatement of previously issued consolidated financial statements for the first three quarters of 2005 was appropriate. Amounts related to periods prior to December 31, 2004 aggregated $35 million and will be adjusted through operations in our fourth quarter 2005 financial results.

We have restated our previously reported condensed consolidated financial statements the first three quarters of 2005. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $52 million as of September 30, 2005 and a reduction in previously reported net income of $16 million and $52 million for the three and nine-month periods ended September 30, 2005, respectively. Except as otherwise specified, all information presented in the condensed consolidated financial statements and the related notes include all such restatements.

Statements of Operations Impacts

During the review of contributions to the FUSF, we identified certain obligations for which we should have submitted additional payments to the FUSF. These obligations include those related to our frame relay services, private line services, local loop services used in providing Internet access services, certain components of our Managed Services products, certain revenue surcharges and certain wholesale customers not eligible for FUSF exclusion. Additionally, we determined we had made excess contributions to the FUSF related to certain revenues that both originated and terminated internationally, and thus are not subject to the FUSF.

The following table sets forth the effects of the restatement adjustments on (i) operating income and (ii) net income in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 (in millions, except per share amounts):

	Three-Month Period Ended September 30, 2005		Nine-Month Period Ended September 30, 2005
	Operating Income	Net Income	Operating Income	Net Income
Previously reported	$159	$271	$335	$333
Adjustment	(18)	(16)	(54)	(52)

As restated	$141	$255	$281	$281

Income per share:
Basic — previously reported		$0.84		$1.04
as restated		0.79		0.87

Diluted — previously reported		$0.82		$1.01
as restated		0.77		0.85

In the fourth quarter of 2005, we will record an additional adjustment to correct the $35 million cumulative impact on shareholders’ equity discussed above and properly state impacted balance sheet accounts. Had such adjustment been recorded as of the beginning of the period, accrued access costs would have been $149 million higher, and net property, plant and equipment and intangible assets would have been $114 million higher. Additionally, depreciation expense for the third quarter would have been $8 million higher resulting in a reduction in operating and net income of $8 million.

Balance Sheet Impact

In addition to the effects on our condensed consolidated statements of operations discussed above, the restatement impacted our condensed consolidated balance sheet as of September 30, 2005. The following table sets forth the effects of the restatement adjustments on our condensed consolidated balance sheet (in millions):

	As of September 30, 2005
	Previously Reported	As Restated
Other current liabilities	$2,638	$2,690
Accumulated deficit	(3,669)	(3,721)

Cash Flow Impact

There was no impact as a result of the restatement to cash flows for the three and nine-month periods ended September 30, 2005.

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

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues
Voice	$2,601	$3,116	$8,306	$9,674
Data	1,196	1,307	3,656	4,039
Internet	671	653	1,978	2,003

Total revenues	4,468	5,076	13,940	15,716
Operating expenses:
Access costs	2,387	2,580	7,479	8,156
Costs of services and products	602	629	1,827	1,915
Selling, general and administrative	1,033	1,253	3,395	4,174
Depreciation and amortization	305	493	958	1,583
Impairment charges related to property, plant and equipment	—	2,775	—	2,775
Impairment charges related to intangible assets	—	738	—	738

Total operating expenses	4,327	8,468	13,659	19,341

Operating income (loss)	141	(3,392)	281	(3,625)
Other (expense) income, net:
Interest expense	(109)	(104)	(345)	(299)
Miscellaneous income, net	61	35	192	60

Income (loss) from continuing operations before income taxes	93	(3,461)	128	(3,864)
Income tax benefit	(166)	(61)	(71)	(8)

Income (loss) from continuing operations	259	(3,400)	199	(3,856)
(Loss) income from discontinued operations, net of tax	(4)	2	82	(1)

Net income (loss)	$255	$(3,398)	$281	$(3,857)

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

Operating expenses.

Access costs. Access costs include costs incurred for the transmission of voice and data traffic over domestic and international networks that we do not own. Access costs also include contributions to the FUSF which are paid to a government-established agency, passed on to our customers and included in our revenues. Access costs as a percentage of total revenues were 53% for the three-month period ended September 30, 2005 as compared to 51% for the same prior year period, and 54% for the nine-month period ended September 30, 2005 as compared to 52% for the same prior year period. During the three and nine-month periods ended September 30, 2005, access costs were reduced by gains of $16 million and $21 million, respectively, related to pre-petition settlements with certain vendors. During the nine-month period ended September 30, 2004 (none in the three-month period ended September 30, 2004), access costs were partially offset by a $95 million benefit for a change in estimate to previously recorded expenses regarding FUSF contributions ($68 million related to 2003) resulting in a lower percentage of access costs to total revenues in the nine-month period of 2004.

Access costs decreased by $193 million and $677 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods. The decrease in access costs during the three-month period ended September 30, 2005 was primarily from a 4% decrease in domestic long distance access volumes, decreased outbound international access volumes of 13%, and a decrease of 11% in international access traffic volumes outside of the U.S. as compared to the same prior year period. The decrease in access costs during the nine-month period ended September 30, 2005 was primarily from a 9% decrease in domestic long distance access volumes, decreased outbound international access volumes of 10%, and a decrease of 7% in international access traffic volumes outside of the U.S. as compared to the same prior year period. Although we continue to experience growth in demand for data and Internet capacity, associated costs have decreased by $22 million and $197 million for the three and nine-month periods ending September 30, 2005, respectively, as compared to the same prior year periods. Data and Internet cost reductions were achieved by migrating traffic to our own network facilities, negotiating new discount structures, and optimizing our international network. These cost saving initiatives were integral in reducing the average transmission costs per customer circuit as compared to prior year costs. Included in access costs was a decrease of $1 million and an increase of $53 million attributable to changes in foreign currency exchange rates during the three and nine-month periods ended September 30, 2005, respectively, as compared to an increase of $43 million and $162 million in the same prior year periods. Local services access costs increased by $33 million and $72 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, as a result of increased UNE-P rates from Public Utility Commissions and new commercial agreements. These cost increases were partially offset by declining customer volumes of $37 million and $73 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods.

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

Operating income (loss). For the three-month period ended September 30, 2005, operating income was $141 million on revenues of $4.5 billion, an increase of $3.5 billion from operating loss of $3.4 billion on revenues of $5.1 billion for the same prior year period. For the nine-month period ended September 30, 2005, operating income was $281 million on revenues of $13.9 billion, an increase of $3.9 billion from an operating loss of $3.6 billion on revenues of $15.7 billion for the same prior year period. The increase in operating income was primarily due to the inclusion of impairment charges of $3.5 billion in the three-month period ended September 30, 2004. Additionally, decreases of 49% and 29% in our operating expenses for the three and nine-month periods ended September 30, 2005, respectively, as discussed above, more than offset the 12% and 11% declines in our revenues as compared to the same prior year periods. Although revenues were positively impacted in the third quarter and first nine months of 2005 and 2004 as a result of changes in foreign currency exchange rates, we experienced an offsetting increase in operating expenses and as such, fluctuations in foreign currency rates did not materially impact operating income.

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

Income tax benefit. Income tax benefit was $166 million and $71 million in the three and nine-month periods ended September 30, 2005, respectively, and $61 million and $8 million, respectively, in the three and nine-month periods ended September 30, 2004.

In the three-month period ended September 30, 2005, income tax benefit of $166 million was primarily due to the reversal of deferred liabilities related to state tax attributes from the settlement with the Coalition States and North Carolina, which accounts for $129 million of the tax benefit. As of December 31, 2004, we had not concluded the Coalition States and North Carolina settlement agreements and therefore estimated cancellation of indebtedness income (“COD”) based on returns originally filed without adjustment for royalty expense claimed, which was greater than the COD that resulted after taking into account the settlements. The revised amount of COD resulted in less reduction of state tax attributes. The deferred tax benefit is net of adjustments to the valuation allowance on deferred state tax assets. In addition, we recognized a $74 million benefit related primarily to changes in our foreign tax contingencies and a $13 million benefit related to changes in our state tax contingencies. These benefits were offset by $10 million of expense for foreign income taxes and interest on foreign income tax reserves and $40 million of expense primarily for state income taxes and interest on state and federal income tax reserves. In the three-month period ended September 30, 2004, the income tax benefit of $61 million was primarily attributable to a benefit of $99 million as a result of an impairment charge of $260 million taken on an indefinite-lived intangible asset. This benefit was offset by $19 million of expense for foreign income taxes and interest on foreign income tax reserves and unfavorable foreign currency fluctuations.

In the nine-month period ended September 30, 2005, the income tax benefit of $71 million was due to the recognition of a $129 million tax benefit related to state tax attributes as discussed above, a $171 million benefit attributable to the settlement of our foreign tax contingencies, changes in estimates and favorable foreign currency fluctuations on foreign income tax reserves. These benefits were offset by $56 million of expense for foreign income taxes and interest on foreign tax reserves, $75 million for state income taxes and interest on state and federal income tax reserves, and $98 million for increases to our state income tax reserves primarily attributable to the settlement with the State of Mississippi. In the nine-month period ended September 30, 2004, the income tax benefit of $8 million was primarily due to a benefit from our impairment charge taken on an indefinite-lived intangible asset as noted above and favorable foreign currency fluctuations. This benefit was offset by $37 million of expense for foreign income taxes and interest on foreign income tax reserves, $52 million of expense for state income taxes and interest on state and federal income tax reserves, and $10 million for changes to foreign income tax reserves.

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

Net income (loss). For the three-month period ended September 30, 2005, net income was $255 million as compared to a net loss of $3.4 billion in the same prior year period. This $3.7 billion change primarily resulted from an increase in operating income from our 2004 operating loss of $3.4 billion (which included an impairment charge of $3.5 billion), an increase in miscellaneous income of $26 million and an increase in the benefit from income taxes of $105 million primarily related to income tax settlements and other changes in reserves.

For the nine-month period ended September 30, 2005, net income was $281 million as compared to a net loss of $3.9 billion in the same prior year period. This $4.1 billion change primarily resulted from a $3.9 billion increase in operating income from our 2004 operating loss of $3.6 billion (which included an impairment charge of $3.5 billion recorded in the third quarter of 2004), a $132 million increase in miscellaneous income, an increase in the benefit from income taxes of $63 million, and income of $82 million in the nine-month period ended September 30, 2005 from discontinued operations as compared to a loss of $1 million in the same prior year period.

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

During the three and nine-month periods ended September 30, 2005 and 2004, the operating income (loss) of our Enterprise Markets segment was as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues:
Voice	$418	$449	$1,317	$1,363
Data	549	576	1,642	1,716
Internet	179	157	510	494

Total revenues	1,146	1,182	3,469	3,573
Costs of sales and services	745	712	2,274	2,204
Selling, general and administrative	259	238	804	804
Depreciation and amortization	73	127	229	404
Impairment charges	—	870	—	870

Operating income (loss)	$69	$(765)	$162	$(709)

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

Costs of sales and services. Costs of sales and services were 65% and 66% of segment revenues for the three and nine-month periods ended September 30, 2005, respectively, as compared to 60% and 62% for the same prior year periods. Actual expenses increased by $33 million and $70 million for the three and nine-month periods, respectively, as compared to the same prior year periods, as higher 2005 product volumes coupled with lower revenue rates resulted in higher actual expenses as well as in a higher percentage of revenues in 2005 as compared to 2004. In addition, during the nine-month period ended September 30, 2004, costs of sales and services were partially offset by a $26 million change in previously recorded expenses regarding contributions to the FUSF, which was recorded in the second quarter of 2004.

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

Operating income (loss). For the three-month period ended September 30, 2005, Enterprise Markets had operating income of $69 million as compared to an operating loss of $765 million for the same prior year period. For the nine-month period ended September 30, 2005, Enterprise Markets had operating income of $162 million as compared to an operating loss of $709 million for the same prior year period. The increase in operating income during the three-month period ended September 30, 2005, as compared to the same prior year period, was primarily attributable to the inclusion in the three-month period ended September 30, 2004 of impairment charges of $870 million, which also resulted in lower depreciation and amortization expense during the three-month period ended September 30, 2005. Excluding the impairment charge in the third quarter of 2004, operating income for the three-month period ended September 30, 2005 decreased, as compared to the same prior year period, due to declining revenues in our traditional services and higher expenses related to investment in the delivery of managed customer solutions. The improvement in operating performance during the nine-month period ended September 30, 2005, as compared to the same prior year period, is primarily due to lower depreciation and amortization expense, and decreased professional fees associated with the restatement, internal controls, and emergence processes incurred during 2004.

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

For the three and nine-month periods ended September 30, 2005 and 2004, the operating income (loss) of our U.S. Sales & Service segment was as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues:
Voice	$1,340	$1,661	$4,256	$5,146
Data	320	378	1,013	1,211
Internet	226	182	637	547

Total revenues	1,886	2,221	5,906	6,904
Costs of sales and services	1,146	1,174	3,512	3,733
Selling, general and administrative	538	728	1,760	2,398
Depreciation and amortization	134	228	420	664
Impairment charges	—	1,627	—	1,627

Operating income (loss)	$68	$(1,536)	$214	$(1,518)

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

Costs of sales and services. Costs of sales and services were 61% and 59% of segment revenues for the three and nine-month periods ended September 30, 2005, respectively, as compared to 53% and 54% in the same prior year periods. The increase of these costs as a percentage of revenues was primarily related to product mix in our Mass Markets business and from rate compression in our Commercial Accounts business. Actual expenses decreased by $28 million and $221 million for the three and nine-month periods, respectively, as compared to the same prior year periods, due to lower volumes which reduced access costs. In addition, during the nine-month period ended September 30, 2004, costs of sales and services were partially offset by a $65 million change in previously recorded expenses regarding contributions to the FUSF, which was recorded in the second quarter of 2004.

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

Operating income (loss). For the three-month period ended September 30, 2005, U.S. Sales & Service had operating income of $68 million as compared to an operating loss of $1.5 billion for the same prior year period. For the nine-month period ended September 30, 2005, U.S. Sales & Service had operating income of $214 million as compared to an operating loss of $1.5 billion for the same prior year period. The increase in operating income in the three-month period ended September 30, 2005, as compared to the same prior year period, primarily relates to the inclusion of impairment charges of $1.6 billion in the three-month period ended September 30, 2004. Excluding the impairment charge in the third quarter of 2004, operating income decreased for the three-month period ended September 30, 2005, as compared to the same prior year period, due to declining revenues that were not fully offset by decreased operating expenses. The increase in the nine-month period ended September 30, 2005, as compared to the same prior year period, was primarily attributable to lower depreciation and amortization expense as a result of our 2004 impairment charges, as well as lower operating expenses that were partially offset by lower revenues.

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

For the three and nine-month periods ended September 30, 2005 and 2004, the operating income (loss) of our International & Wholesale Markets segment was as follows (in millions):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues:
Voice	$843	$1,006	$2,733	$3,165
Data	327	353	1,001	1,112
Internet	266	314	831	962

Total revenues	1,436	1,673	4,565	5,239
Costs of sales and services	1,098	1,323	3,520	4,134
Selling, general and administrative	236	287	831	972
Depreciation and amortization	98	138	309	515
Impairment charges	—	1,016	—	1,016

Operating income (loss)	$4	$(1,091)	$(95)	$(1,398)

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

Costs of sales and services. Costs of sales and services were 76% and 77% of segment revenues for the three and nine-month periods ended September 30, 2005, respectively, as compared to 79% in the same prior year periods. Actual expenses decreased by $225 million and $614 million during the three and nine-month periods ended September 30, 2005, respectively, as compared to the same prior year periods, primarily due to reduced products with lower margin volumes in our International business. Reducing the high cost of International access continued to be challenging during the third quarter of 2005, as we continued to rely on dominant, incumbent carriers for local loop access. Wholesale access costs increased as a percentage of segment revenues during the nine-month period ended September 30, 2005 due to changes in product mix. Our costs also decreased during the third quarter of 2005 as we continued to experience the benefit of our 2004 force reductions. International costs were also affected by changes in foreign currency exchange rates that were flat for the three-month period ended September 30, 2005 and increased U.S. dollar equivalent costs by approximately $57 million for the nine-month period ended September 30, 2005.

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

Operating income (loss). For the three-month period ended September 30, 2005, International & Wholesale Markets had operating income of $4 million as compared to a loss of $1.1 billion for the same prior year period. For the nine-month period ended September 30, 2005, International & Wholesale Markets had an operating loss of $95 million as compared to a loss of $1.4 billion for the same prior year period. The improvement in operating performance was primarily attributable to decreased depreciation and amortization expense as a result of impairment charges of approximately $1.0 billion recorded in the third quarter of 2004, as well as lower expenses due to cost-cutting measures that were partially offset by lower revenues. Additionally, the segment experienced an increase in operating margin from our strategy of reducing lower margin products as described above.

Financial Condition

The following table sets forth the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of September 30, 2005	As of December 31, 2004
	(Restated)
Assets:
Cash and cash equivalents	$4,297	$4,449
Marketable securities	1,077	1,055
Other current assets	3,018	3,589
Long-term assets	7,748	7,967

	$16,140	$17,060

Liabilities and Shareholders’ Equity:
Current liabilities	$5,128	$6,203
Long-term debt, excluding current portion	5,887	5,909
Other long-term liabilities	671	718
Shareholders’ equity	4,454	4,230

	$16,140	$17,060

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

Current liabilities. Current liabilities decreased by $1.1 billion from December 31, 2004, primarily due to decreases in accounts payable of $261 million, accrued access costs of $248 million, current deferred income tax payable of $160 million, income tax payable of $99 million and accrued other taxes of $52 million. Additionally, liabilities decreased by $58 million of restructuring charges and $89 million of accrued professional fees. These amounts were offset by an increase in accrued interest of $118 million related primarily to our Senior Notes.

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

Net Cash Flows Provided by Operating Activities

For the nine-month periods ended September 30, 2005 and 2004, net cash provided by operating activities was $764 million and $424 million, respectively and was comprised of the following (in millions):

	Nine-Month Period Ended September 30,
	2005	2004
	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$281	$(3,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	958	1,583
Impairment charges related to property, plant and equipment and intangible assets	—	3,513
Net realized gain on sale of investments	(30)	(5)
Gain on disposal of discontinued operations	(82)	(9)
Bad debt provision	250	514
Deferred income tax provision	(159)	(98)
Amortization of debt discount	—	114
Stock-based compensation expense	47	23
Other	9	(17)
Changes in assets and liabilities:
Accounts receivable	139	300
Other current assets	51	92
Non current assets	10	38
Accounts payable and accrued access costs	(450)	(935)
Other current liabilities	(258)	(843)
Other liabilities	(2)	11

Net cash provided by operating activities	$764	$424

Further, the following table identifies significant net changes in our working capital during the nine-month periods ended September 30, 2005 and 2004 (in millions):

	Nine-Month Period Ended September 30,
	2005	2004
	(Restated)
Cash Provided By (Used in):
Accounts receivable:
Decrease in net accounts receivable	$385	$809
Decrease in allowance for doubtful accounts for the effect of bad debt provision	(246)	(509)

Decrease in accounts receivable	139	300
Other current assets:
Decrease in non-trade receivables	34	103
Decrease (increase) in prepaid expenses	2	(18)
Other decreases	15	7

Decrease in other current assets	51	92
Decrease in non current assets	10	38

Total decrease in assets	$200	$430

Accounts payable and accrued access costs:
Decrease in accounts payable	$(229)	$(866)
Decrease in accrued access costs	(221)	(69)

Decrease in accounts payable and accrued access costs	(450)	(935)
Other current liabilities:
Payment of SEC penalty	—	(500)
Increase in accrued interest	118	172
Decrease in income taxes payable and accrued other taxes	(151)	(152)
Decrease in accrued salaries and bonuses	(25)	(85)
Decrease in advance billings and deferred revenue	(25)	(126)
Other decreases	(175)	(152)

Decrease in other current liabilities	(258)	(843)
(Decrease) increase in other liabilities	(2)	11

Total decrease in liabilities	$(710)	$(1,767)

For the nine-month period ended September 30, 2005, we generated $764 million in cash flows from operations. We had net income of $281 million, which included non-cash charges for depreciation and amortization of $958 million and a bad debt provision related to trade receivables of $246 million. Cash from operations was negatively affected by reductions in our liabilities of $710 million. Additionally, higher levels of cash from operations for the nine-month period ended September 30, 2005 as compared to the same prior year period was due primarily to reductions in operating expenses that more than offset lower revenues.

Our liabilities decreased $710 million during the nine-month period ended September 30, 2005 primarily due to a decrease in our accounts payable and accrued access costs of $450 million from reductions in expenses and timing of payments, including pre-petition claims for which we paid $225 million in the nine-month period (including $118 million in cash as a result of our settlement with the State of Mississippi). Additionally, during the nine-month period ended September 30, 2005, income taxes payable and accrued other taxes decreased $151 million as resolution of tax contingencies have been settled and other tax liability accruals reduced.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005, due to material weaknesses in the Company’s internal control over accounting for income taxes and its Federal Universal Service Fund (“FUSF”) obligations. The material weakness in internal control over accounting for income taxes related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. Since the original Form 10-Q for the quarterly period ending September 30, 2005 was filed on November 3, 2005, and as disclosed in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004, an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2004 has been identified relating to its accounting for FUSF obligations. The material weakness in internal control over accounting for FUSF obligations related to insufficient involvement, on a timely basis, of appropriately qualified personnel in determining the extent to which products are subject to FUSF contributions. These deficiencies represent material weaknesses in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes or FUSF obligations could occur and would not be prevented or detected by its internal control over financial reporting.

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

There were no other material changes in our legal proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 16, 2005

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